Form 10-Q
period 1995-03-31
FIRST AMERICAN FINANCIAL CORP
filed 1995-05-12
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995
                                 --------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------     ------------------

Commission file number     0-3658
                           ------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Incorporated in California                                 95-1068610
- ---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)

114 East Fifth Street, Santa Ana, California                  92701-4699
- ---------------------------------------------          -------------------------
  (Address of principal executive offices)                     (Zip Code)

                                 (714)558-3211
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X      No
                ------      ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
            Yes   X      No
                ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  11,430,122 as of May 9, 1995

                         INFORMATION INCLUDED IN REPORT
                         ------------------------------



Part I:   Financial Information

Item 1.   Financial Statements
          A.  Condensed Consolidated Statements of Income
          B.  Condensed Consolidated Balance Sheets
          C.  Condensed Consolidated Statements of Cash Flows
          D.  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II:  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

          Items 1-3, and 5 have been omitted because they are not applicable with respect to the current reporting period.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FIRST AMERICAN FINANCIAL CORPORATION
                                       ----------------------------------------
                                                    (Registrant)



                                       /s/ Thomas A. Klemens
                                       ----------------------------------------
                                       Thomas A. Klemens
                                       Vice President, Chief Financial Officer
                                       (Principal Financial Officer and Duly
                                       Authorized to Sign on Behalf of
                                       Registrant)


Date:     May 11, 1995

Part I: Financial Information
        ---------------------
Item I: Financial Statements
        --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                            For the Three Months Ended
                                                                    March 31
                                                        ----------------------------------
                                                            1995                  1994
                                                        --------------       -------------
Revenues
  Operating revenues                                     $256,288,000         $368,604,000
  Investment and other income                               4,866,000            3,832,000
                                                        -------------         ------------
                                                          261,154,000          372,436,000
                                                        -------------         ------------
Expenses
  Salaries and other personnel costs                      100,050,000          110,320,000
  Premiums retained by agents                              93,395,000          145,912,000
  Other operating expenses                                 59,287,000           58,591,000
  Provision for title losses and other claims              21,306,000           29,663,000
  Depreciation and amortization                             4,211,000            4,610,000
  Interest                                                  1,613,000            1,568,000
  Minority interests                                          (20,000)             949,000
                                                        -------------         ------------
                                                          279,842,000          351,613,000
                                                        -------------         ------------

Income (loss) before premium and income taxes             (18,688,000)          20,823,000
Premium taxes                                               2,821,000            4,325,000
                                                        -------------         ------------
Income (loss) before income taxes                         (21,509,000)          16,498,000
Income taxes                                               (8,800,000)           7,100,000
                                                        -------------         ------------

Net income (loss)                                        $(12,709,000)        $  9,398,000
                                                        =============         ============

Net income (loss) per share                                   $( 1.11)            $    .82
                                                        =============         ============

Cash dividends per share                                      $   .15             $    .15
                                                        =============         ============

Weighted average number of shares                          11,401,000           11,416,000
                                                        =============         ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                   March 31, 1995             December 31, 1994
                                                                   --------------             -----------------
ASSETS
  Cash and cash equivalents                                          $102,948,000                $154,234,000
                                                                     ------------                ------------
  Accounts and accrued income receivable, net                          54,714,000                  47,103,000
                                                                     ------------                ------------
  Income tax receivable                                                13,756,000                   7,324,000
                                                                     ------------                ------------
  Investments:
    Deposits with savings and loan associations and banks              19,900,000                  18,538,000
    Debt securities                                                   140,518,000                 149,190,000
    Equity securities                                                  22,913,000                  21,813,000
    Other long-term investments                                        24,332,000                  25,224,000
                                                                     ------------                ------------
                                                                      207,663,000                 214,765,000
                                                                     ------------                ------------
  Loans receivable, net                                                42,645,000                  40,546,000
                                                                     ------------                ------------
  Property and equipment, at cost                                     181,931,000                 175,214,000
  Less - accumulated depreciation                                     (66,976,000)                (64,659,000)
                                                                     ------------                ------------
                                                                      114,955,000                 110,555,000
                                                                     ------------                ------------
  Title plants and other indexes                                       76,125,000                  54,781,000
                                                                     ------------                ------------
  Assets acquired in connection with claim settlements
    (net of valuation reserves of $11,422,000 and $11,289,000)         24,803,000                  27,223,000
                                                                     ------------                ------------
  Deferred income taxes                                                38,938,000                  43,726,000
                                                                     ------------                ------------
  Goodwill and other intangibles, net                                  68,379,000                  61,322,000
                                                                     ------------                ------------
  Deferred policy acquisition costs                                    25,653,000                  26,060,000
                                                                     ------------                ------------
  Other assets                                                         46,432,000                  41,010,000
                                                                     ------------                ------------
                                                                     $817,011,000                $828,649,000
                                                                     ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Demand deposits                                                   $  38,485,000                $ 38,695,000
                                                                     ------------                ------------
  Accounts payable and accrued liabilities                             57,527,000                  60,806,000
                                                                     ------------                ------------
  Deferred revenue                                                    113,599,000                 117,828,000
                                                                     ------------                ------------
  Reserve for known and incurred but not reported claims              212,757,000                 206,743,000
                                                                     ------------                ------------
  Notes and contracts payable                                          91,080,000                  89,600,000
                                                                     ------------                ------------
  Minority interests in consolidated subsidiaries                      22,006,000                  22,867,000
                                                                     ------------                ------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; Outstanding - None
    Common stock, $1 par value
      Authorized - 24,000,000 shares
      Outstanding - 11,435,000 and 11,395,000 shares                   11,435,000                  11,395,000
  Additional paid-in capital                                           44,398,000                  44,013,000
  Retained earnings                                                   227,934,000                 242,356,000
  Net unrealized loss on securities                                    (2,210,000)                 (5,654,000)
                                                                     ------------                ------------
                                                                      281,557,000                 292,110,000
                                                                     ------------                ------------
                                                                     $817,011,000                $828,649,000
                                                                     ============                ============

                                       3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  For the Three Months Ended
                                                                                           March 31
                                                                            ---------------------------------------
                                                                                 1995                   1994
                                                                            ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ (12,709,000)            $  9,398,000
  Adjustments to reconcile net income (loss) to cash (used for)
    provided by operating activities-
      Provision for title losses and other claims                               21,306,000               29,663,000
      Depreciation and amortization                                              4,211,000                4,610,000
      Minority interests in net income (loss)                                      (20,000)                 949,000
      Other, net                                                                 1,307,000                1,720,000
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries                (13,822,000)             (26,768,000)
      Net change in income tax accounts                                         (3,765,000)              (6,352,000)
      (Increase) decrease in accounts and accrued income receivable             (3,795,000)                 748,000
      Decrease in accounts payable and accrued liabilities                      (7,365,000)              (8,907,000)
      (Decrease) increase in deferred revenue                                   (4,304,000)               7,488,000
      Other, net                                                                (2,658,000)              (4,620,000)
                                                                             -------------             ------------
  Cash (used for) provided by operating activities                             (21,614,000)               7,929,000
                                                                             -------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash effect of company acquisitions                                          (29,828,000)                (587,000)
  Net (increase) decrease in deposits with banks                                  (362,000)               2,136,000
  Net increase in loans receivable                                              (2,099,000)              (3,746,000)
  Purchases of debt and equity securities                                       (3,533,000)             (11,483,000)
  Proceeds from sales of debt and equity securities                             10,327,000                4,432,000
  Proceeds from maturities of debt securities                                    6,366,000                5,325,000
  Net decrease in other investments                                              1,220,000                   49,000
  Capital expenditures                                                          (4,751,000)              (9,268,000)
  Proceeds from sale of property and equipment                                      37,000                  125,000
                                                                             -------------             ------------
  Cash used for investing activities                                           (22,623,000)             (13,017,000)
                                                                             -------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits                                                   (210,000)               1,427,000
  Repayment of debt                                                             (4,436,000)              (2,829,000)
  Purchase of Company shares                                                      (690,000)                (710,000)
  Cash dividends                                                                (1,713,000)              (1,722,000)
                                                                             -------------             ------------
  Cash used for financing activities                                            (7,049,000)              (3,834,000)
                                                                             -------------             ------------
Net decrease in cash and cash equivalents                                      (51,286,000)              (8,922,000)
Cash and cash equivalents - Beginning of year                                  154,234,000              130,298,000
                                                                             -------------             ------------
                          - End of first quarter                              $102,948,000             $121,376,000
                                                                             =============             ============

SUPPLEMENTAL INFORMATION:
  Cash paid during the first quarter for:
    Interest                                                                  $  1,898,000             $  1,405,000
    Premium taxes                                                             $  3,465,000             $  6,855,000
    Income taxes                                                              $  1,122,000             $ 15,633,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                        $  1,115,000             $  1,910,000
    Liabilities incurred in connection with company acquisitions              $ 11,276,000             $  1,812,000
    Net unrealized gain (loss) on securities                                  $  3,444,000             $ (1,806,000)
    Company acquisitions in exchange for common stock                                                  $  2,284,000
    Increase in equity due to reduction of
      long-term debt of ESOT                                                                           $    650,000

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)



Note 1 - Basis of Condensed Consolidated Financial Statements
- -------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected on the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Certain 1994 interim amounts have been reclassified to conform with the 1995 interim presentation. This report should be read in conjunction with the Company's 1994 Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Note 2 - Acquisitions
- ----------------------

On January 3, 1995, the Company completed the acquisitions of Credco, Inc., a national mortgage credit reporting company and Flood Data Services, Inc. ("FDSI"), a nationwide flood certification firm, for a combined purchase price of $32 million in cash and notes.

These acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price of each has been allocated to their respective assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The excess purchase price of $5.7 million over the estimated fair value of the net assets of Credco, Inc. has been recorded as goodwill and is being amortized over a 40-year period. The primary asset of FDSI is an index of maps and other records with a fair value of $21.1 million which provides information as to whether or not a property is in a governmentally delineated Special Flood Hazard Area. Since this properly maintained index has an indefinite life and will not diminish in value with the passage of time, no provision will be made for depreciation. Accordingly, this index has been included with title plants in the Company's Condensed Consolidated Balance Sheet at March 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------


RESULTS OF OPERATIONS

Three months ended March 31:

OVERVIEW

Beginning in the second quarter of 1994, increased mortgage interest rates caused a downward trend in new order counts and closings as refinance transactions came to a virtual halt. Due to seasonal considerations, this condition intensified at yearend 1994 resulting in a low inventory of new orders going into the first quarter of 1995. As a result, operating revenues for the quarter decreased 30.5% when compared with the record first quarter of 1994. In response to the adverse market conditions, the Company began to consolidate operating units and match staffing levels to the reduced order volumes. This resulted in staff reductions of 22.0% from April 1994 through February 1995. However, these cost reductions were not commensurate with the unprecedented revenue declines resulting in a first quarter net loss of $12.7 million, or $1.11 per share. As interest rates stabilized in late February, coupled with the emergence of spring, new orders have intensified in the resale and new home sale sector of the business.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                                  Three Months Ended
                                                        March 31
                                          ----------------------------------
                                                        ($000)
                                            1995     %         1994      %
                                          --------  ----     --------   ----
Title Insurance:
  Direct operations                       $104,291    41     $153,258     42
  Agency operations                        115,026    45      178,811     48
                                          --------   ---     --------    ---
                                           219,317    86      332,069     90
Real Estate Information                     26,105    10       27,463      7
Home Warranty                                7,389     3        6,135      2
Trust and Banking                            3,477     1        2,937      1
                                          --------   ---     --------    ---
    Total                                 $256,288   100     $368,604    100
                                          ========   ===     ========    ===

TITLE INSURANCE. Operating revenues from direct operations decreased 32.0% when compared with the same period of the prior year. This decrease was primarily attributable to a 36.4% reduction in the number of title orders closed by the Company's direct operations, offset in part by an increase in the average revenue per order closed. The Company's direct operations closed 135,300 title orders during the current quarter, as compared with the 212,800 title orders closed during the same period of the prior year. The average revenues per order closed were $771 for the current quarter, as compared with $720 for the same period of the prior year. This increase was primarily due to a lower than usual average revenues per order closed in the prior year due to the numerous refinance closings. Operating revenues from agency operations decreased 35.7% when compared with the same period of the prior year. This decrease was primarily attributable to the same factors affecting direct operations mentioned above.

REAL ESTATE INFORMATION. Real estate information operating revenues decreased 4.9% when compared with the same period of the prior year. This decrease was primarily due to the same factors affecting title insurance mentioned above, offset in part by $9.6 million of operating revenues contributed by new acquisitions.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations (continued)
- ----------------------


HOME WARRANTY. Home warranty operating revenues increased 20.4% when compared with the same period of the prior year. This increase was primarily attributable to improvements in certain of the residential resale markets in which this business segment operates as well as successful geographic expansion.

INVESTMENT AND OTHER INCOME

Investment and other income increased $1.0 million, or 27.0% when compared with the same period of the prior year. This increase was primarily attributable to a 7.8% increase in the average investment portfolio balance, a 0.7% increase in yields and $0.4 million of capital losses incurred in the first quarter 1994.

TOTAL OPERATING EXPENSES

TITLE INSURANCE. Salaries and other personnel costs ("personnel expenses") were $81.8 million, a decrease of 15.6% when compared with personnel expenses of $96.9 million for the same period of the prior year. This decrease was primarily due to personnel reductions that commenced during the beginning of the second quarter 1994 in order to match staffing levels to reduced order volumes.

Agents retained $93.4 million, or 81.2%, and $145.9 million, or 81.6%, of the title premiums generated by agency operations for the first quarter 1995 and 1994, respectively. The percentage of title premiums retained by agents varies from region to region; accordingly, the geographical mix of revenues from agency operations accounts for the slight variation in the percentage amount of title premiums retained by agents.

Other operating expenses were $43.0 million, a decrease of 8.9% when compared with the same period of the prior year. This decrease was primarily attributable to a decline in incremental costs associated with processing orders due to the reduction in business activity, partially offset by general price level increases as well as acquisition activity.

The provision for title losses as a percentage of title insurance operating revenues was 7.6% for the current quarter and 7.8% for the same period of the prior year. The decrease in the current quarter was primarily due to an improvement in the Company's loss experience.

REAL ESTATE INFORMATION. Real estate information personnel and other operating expenses were $26.0 million, an increase of 53.8% when compared with the $16.9 million for the same period of the prior year. This increase was primarily due to $9.0 million of personnel and other operating expenses attributable to acquisitions as well as general price level increases, offset in part by personnel reductions and cost containment programs.

HOME WARRANTY. Home warranty personnel and other operating expenses were $2.5 million, an increase of 13.6% when compared with the $2.2 million for the same period of the prior year. This increase was primarily due to costs incurred servicing the increase in business volume. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 54.2% and 51.6% for the first quarter 1995 and 1994, respectively. The increased loss ratio was primarily attributable to an increase in the average number of claims per contract.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations (continued)
- ----------------------


PRETAX PROFITS (LOSSES)

Set forth below is a summary of pretax profits (losses) for each of the Company's segments.

                                                 Three Months Ended
                                                       March 31
                                            -------------------------------
                                                       ($000)
                                               1995      %      1994    %
                                            ---------  ----   -------- ----
Title Insurance                              $(14,561)  108    $14,392   55
Real Estate Information                        (1,380)   10      9,568   37
Home Warranty                                   1,528   (11)     1,399    5
Trust and Banking                                 932    (7)       677    3
                                             --------   ---    -------  ---
  Total before corporate                      (13,481)  100     26,036  100
                                                        ===             ===
  Corporate                                    (5,207)          (5,213)
                                             --------          -------
     Total                                   $(18,688)         $20,823
                                             ========          =======

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions, and profit margins from commercial transactions are generally higher than from residential transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.

PREMIUM TAXES

Premium taxes were $2.8 million, a decrease of 34.9% when compared with the $4.3 million for the same period of the prior year. This decrease corresponds to the relative decrease in title insurance premium revenues. Premium taxes as a percentage of title insurance operating revenues remained constant at 1.3%.

INCOME TAXES

The effective income tax rate was 40.9% for the current quarter and 43.0% for the first quarter 1994. The decrease in effective rate was primarily attributable to a decrease in state income taxes resulting from the Company's non-insurance subsidiaries' decrease in contribution to pretax profit.

NET INCOME

Net loss for the first quarter 1995 was $12.7 million, or $1.11 per share, compared with net income for the first quarter 1994 of $9.4 million, or $.82 per share.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations (continued)
- ----------------------


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $51.3 million and $8.9 million for the three months ended March 31, 1995 and 1994, respectively. The decrease in the current period was primarily attributable to cash used for operating activities and the net cash effect of company acquisitions. On January 3, 1995, the Company acquired Credco, Inc., a national mortgage credit reporting company, and Flood Data Services, Inc., a nationwide flood certification firm, for a combined purchase price of $31.5 million in cash and $0.5 million in notes. The decrease in the prior year period was primarily due to capital expenditures, an increase in loans receivable and the repayment of debt, offset in part by cash provided by operating activities.

Notes and contracts payable as a percentage of total capitalization increased to 23.1% at March 31, 1995, from 22.1% at December 31, 1994. The increase was primarily due to a reduction in equity caused by the net loss for the current period.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

Part II:  Other Information
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) The annual meeting of shareholders of the Company (the "Meeting") was held on Wednesday, April 26, 1995.

     (b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.

      Name of Nominee          Votes For      Votes Withheld    Broker Nonvotes
      ---------------          ---------      --------------    ---------------
      George L. Argyros        8,288,723         370,465             554,602
      J. David Chatham         8,616,276          42,912             554,602
      William G. Davis         8,285,641         373,547             554,602
      James L. Doti            8,287,041         373,147             554,602
      Lewis W. Douglas, Jr.    8,615,435          43,753             554,602
      Paul B. Fay, Jr.         8,615,639          43,549             554,602
      Frank C. Harrington      8,615,339          43,849             554,602
      D.P. Kennedy             8,615,806          43,382             554,602
      Parker S. Kennedy        8,615,806          43,382             554,602
      Robert B. McLain         8,616,444          42,744             554,602
      Anthony R. Moiso         8,289,284         369,904             554,602
      R.J. Munzer              8,615,419          43,769             554,602
      Frank E. O'Bryan         8,613,673          45,515             554,602
      Roslyn B. Payne          8,612,994          46,194             554,602
      Virginia M. Ueberroth    8,612,445          42,743             554,602

      No other matters were voted upon at the Meeting or during the quarter for which this report is filed.




Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

      (a)  Exhibits

           (4) Amendment No. 3 dated as of March 31, 1995, to Amendment and Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992.

          (27)  Financial Data Schedule.

      (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarterly period covered by this report.

                                 EXHIBIT INDEX



Exhibit
  No.              Description
- -------            -------------------------------------------------------
 (4)               Amendment No. 3 dated as of March 31, 1995, to Amendment
                   and Restatement dated as of April 28, 1993, of Credit
                   Agreement dated as of April 21, 1992.

(27)               Financial Data Schedule.