Form 10-Q
period 1995-06-30
FIRST AMERICAN FINANCIAL CORP
filed 1995-08-11
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                                 -------------

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number   0-3658
                         -------------------------------------------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Incorporated in California                            95-1068610
  ---------------------------------------------              -------------------
  (State or other jurisdiction of incorporation               (I.R.S. Employer
                 or organization)                            Identification No.)


      114 East Fifth Street, Santa Ana, California             92701-4699
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                 (714)558-3211
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)


      -------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No __________
    -----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___________    No ___________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  - 11,395,950 as of August 7, 1995

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

            B.  Condensed Consolidated Balance Sheets

            C.  Condensed Consolidated Statements of Cash Flows

            D.  Notes to Condensed Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Part II:  Other Information

  Item 6.   Exhibits and Reports on Form 8-K
            Items 1-5 have been omitted because they are not applicable with respect to the current reporting period.



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


                                   THE FIRST AMERICAN FINANCIAL CORPORATION
                                   ----------------------------------------
                                                  (Registrant)



                                   /s/ Thomas Klemens
                                   ----------------------------------------
                                   Thomas A. Klemens
                                   Vice President, Chief Financial Officer
                                   (Principal Financial Officer and Duly
                                   Authorized to Sign on Behalf of
                                   Registrant)


  Date:  August 10, 1995

Part I: Financial Information
        ---------------------
Item 1. Financial Statements
        --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                             For the Three Months Ended  For the Six Months Ended
                                                      June 30                     June 30
                                             --------------------------   ---------------------------
                                                 1995           1994         1995            1994
                                             ------------   -----------   ------------   ------------
Revenues
  Operating revenues                        $286,748,000   $364,131,000   $543,036,000   $732,735,000
  Investment and other income                  6,492,000      4,880,000     11,358,000      8,712,000
                                            ------------   ------------   ------------   ------------
                                             293,240,000    369,011,000    554,394,000    741,447,000
                                            ------------   ------------   ------------   ------------
Expenses
  Salaries and other personnel costs         103,687,000    109,678,000    203,737,000    219,998,000
  Premiums retained by agents                 91,252,000    143,780,000    184,647,000    289,692,000
  Other operating expenses                    63,979,000     59,055,000    123,266,000    117,646,000
  Provision for title losses and other
    claims                                    22,419,000     31,935,000     43,725,000     61,598,000
  Depreciation and amortization                4,584,000      4,998,000      8,795,000      9,608,000
  Interest                                     1,639,000      1,407,000      3,252,000      2,975,000
  Minority interests                             563,000        853,000        543,000      1,802,000
                                            ------------   ------------   ------------   ------------
                                             288,123,000    351,706,000    567,965,000    703,319,000
                                            ------------   ------------   ------------   ------------

Income (loss) before premium and income
  taxes                                        5,117,000     17,305,000    (13,571,000)    38,128,000
Premium taxes                                  3,280,000      3,871,000      6,101,000      8,196,000
                                            ------------   ------------   ------------   ------------
Income (loss) before income taxes              1,837,000     13,434,000    (19,672,000)    29,932,000
Income taxes                                     700,000      5,800,000     (8,100,000)    12,900,000
                                            ------------   ------------   ------------   ------------

Net income (loss)                           $  1,137,000  $  7,634,000    $(11,572,000)  $ 17,032,000
                                            ============   ============   ============   ============
Net income (loss) per share                       $  .10         $  .67        $ (1.01)        $ 1.49
                                            ============   ============   ============   ============

Cash dividends per share                          $  .15         $  .15        $   .30         $  .30
                                            ============   ============   ============   ============

Weighted average number of shares             11,421,000     11,476,000     11,411,000     11,447,000
                                            ============   ============   ============   ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                             June 30, 1995      December 31, 1994
                                                           ----------------     -----------------
ASSETS
  Cash and cash equivalents                                  $115,921,000         $154,234,000
                                                           ----------------     -----------------
  Accounts and accrued income receivable, net                  64,401,000           47,103,000
                                                           ----------------     -----------------
  Income tax receivable                                        14,143,000            7,324,000
                                                           ----------------     -----------------
  Investments:
    Deposits with savings and loan associations and
      banks                                                    19,831,000           18,538,000
    Debt securities                                           130,551,000          149,190,000
    Equity securities                                          18,214,000           21,813,000
    Other long-term investments                                25,720,000           25,224,000
                                                           ----------------     -----------------
                                                              194,316,000          214,765,000
                                                           ----------------     -----------------
  Loans receivable, net                                        43,018,000           40,546,000
                                                           ----------------     -----------------
  Property and equipment, at cost                             186,108,000          175,214,000
  Less - accumulated depreciation                             (69,703,000)         (64,659,000)
                                                           ----------------     -----------------
                                                              116,405,000          110,555,000
                                                           ----------------     -----------------
  Title plants and other indexes                               76,015,000           54,781,000
                                                           ----------------     -----------------
  Assets acquired in connection with claim settlements
    (net of valuation reserves of $12,830,000 and
    $12,354,000)                                               25,273,000           27,223,000
                                                           ----------------     -----------------
  Deferred income taxes                                        37,088,000           43,726,000
                                                           ----------------     -----------------
  Goodwill and other intangibles, net                          67,868,000           61,322,000
                                                           ----------------     -----------------
  Deferred policy acquisition costs                            25,468,000           26,060,000
                                                           ----------------     -----------------
  Other assets                                                 42,594,000           41,010,000
                                                           ----------------     -----------------
                                                             $822,510,000         $828,649,000
                                                           ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Demand deposits                                            $ 39,864,000         $ 38,695,000
                                                           ----------------     -----------------
  Accounts payable and accrued liabilities                     61,229,000           60,806,000
                                                           ----------------     -----------------
  Deferred revenue                                            110,108,000          117,828,000
                                                           ----------------     -----------------
  Reserve for known and incurred but not reported claims      218,925,000          206,743,000
                                                           ----------------     -----------------
  Notes and contracts payable                                  87,381,000           89,600,000
                                                           ----------------     -----------------
  Minority interests in consolidated subsidiaries              21,811,000           22,867,000
                                                           ----------------     -----------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; Outstanding - None
    Common stock, $1 par value
      Authorized - 24,000,000 shares
      Outstanding - 11,403,000 and 11,395,000 shares           11,403,000           11,395,000
  Additional paid-in capital                                   43,740,000           44,013,000
  Retained earnings                                           227,359,000          242,356,000
  Net unrealized gain (loss) on securities                        690,000           (5,654,000)
                                                           ----------------     -----------------
                                                              283,192,000          292,110,000
                                                           ----------------     -----------------
                                                             $822,510,000         $828,649,000
                                                           ================     =================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                    For the Six Months Ended
                                                                            June 30
                                                                --------------------------------
                                                                    1995                1994
                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ (11,572,000)      $ 17,032,000
  Adjustments to reconcile net income (loss) to cash (used for)
    provided by operating activities-
      Provision for title losses and other claims                  43,725,000         61,598,000
      Depreciation and amortization                                 8,795,000          9,608,000
      Minority interests in net income                                543,000          1,802,000
      Other, net                                                    1,128,000          1,565,000
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries   (30,643,000)       (44,994,000)
      Net change in income tax accounts                            (3,133,000)       (16,718,000)
      (Increase) decrease in accounts and accrued income
        receivable                                                (13,463,000)         9,260,000
      Decrease in accounts payable and accrued liabilities         (3,862,000)        (6,344,000)
      (Decrease) increase in deferred revenue                      (7,796,000)        10,503,000
      Other, net                                                    1,097,000         (9,083,000)
                                                                 ------------       ------------
  Cash (used for) provided by operating activities                (15,181,000)        34,229,000
                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash effect of company acquisitions                         (31,039,000)        (1,031,000)
  Net (increase) decrease in deposits with banks                     (293,000)         4,204,000
  Net increase in loans receivable                                 (2,472,000)        (7,019,000)
  Purchases of debt and equity securities                          (7,983,000)       (57,684,000)
  Proceeds from sales of debt and equity securities                32,345,000         20,785,000
  Proceeds from maturities of debt securities                       7,920,000         26,321,000
  Net decrease (increase) in other investments                      1,257,000           (497,000)
  Capital expenditures                                            (10,256,000)       (21,429,000)
  Proceeds from sale of property and equipment                        117,000            223,000
                                                                 ------------       ------------
  Cash used for investing activities                              (10,404,000)       (36,127,000)
                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits                                     1,169,000          3,255,000
  Repayment of debt                                                (9,079,000)        (6,769,000)
  Purchase of Company shares                                       (1,393,000)        (1,026,000)
  Cash dividends                                                   (3,425,000)        (3,442,000)
                                                                 ------------       ------------
  Cash used for financing activities                              (12,728,000)        (7,982,000)
                                                                 ------------       ------------
Net decrease in cash and cash equivalents                         (38,313,000)        (9,880,000)
Cash and cash equivalents - Beginning of year                     154,234,000        130,298,000
                                                                 ------------       ------------
                          - End of second quarter                $115,921,000       $120,418,000
                                                                 ============       ============

SUPPLEMENTAL INFORMATION:
  Cash paid during the first half for:
    Interest                                                    $   3,268,000       $  2,893,000
    Premium taxes                                               $   7,682,000       $ 10,947,000
    Income taxes                                                $   2,362,000       $ 33,441,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                          $   1,128,000       $  1,910,000
    Liabilities incurred in connection with
     company acquisitions                                       $  11,812,000       $  3,166,000
    Net unrealized gain (loss) on securities                    $   6,344,000       $ (4,044,000)
    Company acquisitions in exchange for common stock                               $  2,284,000
    Debt incurred in connection with purchase of real property                      $  3,750,000
    Increase in equity due to reduction of long-term debt of
     ESOT                                                                           $  1,300,000

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)



  Note 1 - Basis of Condensed Consolidated Financial Statements
  -------------------------------------------------------------

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


  Note 2 - Acquisitions
  ---------------------

  On January 3, 1995, the Company completed the acquisitions of Credco, Inc., a national mortgage credit reporting company and Flood Data Services, Inc. ("FDSI"), a nationwide flood certification firm, for a combined purchase price of $32 million in cash and notes.

  These acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price of each has been allocated to their respective assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The excess purchase price of $5.5 million over the estimated fair value of the net assets of Credco, Inc. has been recorded as goodwill and is being amortized over a 40-year period. The primary asset of FDSI is an index of maps and other records with a fair value of $21.0 million which provides information as to whether or not a property is in a governmentally delineated Special Flood Hazard Area. Since this properly maintained index has an indefinite life and will not diminish in value with the passage of time, no provision will be made for depreciation. Accordingly, this index has been included with title plants in the Company's Condensed Consolidated Balance Sheet at June 30, 1995.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------


  RESULTS OF OPERATIONS

  Three and six months ended June 30:

  OVERVIEW

  Beginning in the second quarter 1994, increased mortgage interest rates caused a downward trend in new order counts and closings as refinance transactions came to a virtual halt. Due to seasonal considerations, this condition intensified at yearend 1994 resulting in a low inventory of new orders going into the first quarter 1995. As a result, the Company reported a first quarter 1995 net loss. During the second quarter 1995, marked improvements in the national real estate market resulted in a return to profitability for the Company. Order counts rebounded to 236,400 orders opened and 165,800 orders closed, increases of 24.0% and 22.5%, respectively, when compared to the first quarter 1995. Particularly encouraging was the volume of orders opened during the latter part of the current quarter, which together with the recent signs of economic strength, are strong indicators of increased operating revenues and pretax profits for the third quarter of the year.

  OPERATING REVENUES

  Set forth below is a summary of operating revenues for each of the Company's segments.

                                            Three Months Ended                       Six Months Ended
                                                 June 30                                 June 30
                                   -------------------------------------   ------------------------------------
                                                ($000)                                  ($000)
                                       1995       %        1994       %        1995       %       1994       %
                                   -----------  ----   -----------  ----   -----------  ----   ----------  ----

Title Insurance:
  Direct operations                $   128,714    45   $   151,799    42   $   230,659    42   $  305,057    42
  Agency operations                    114,050    40       177,029    48       231,422    43      355,840    48
                                   -----------  ----   -----------  ----   -----------  ----   ----------  ----
                                       242,764    85       328,828    90       462,081    85      660,897    90
Real Estate Information                 32,875    11        25,639     7        58,980    11       53,102     7
Home Warranty                            7,830     3         6,889     2        15,219     3       13,024     2
Trust and Banking                        3,279     1         2,775     1         6,756     1        5,712     1
                                   -----------  ----   -----------  ----   -----------  ----   ----------  ----
  Total                            $   286,748   100   $   364,131   100   $   543,036   100   $  732,735   100
                                   ===========  ====   ===========  ====   ===========  ====   ==========  ====


  TITLE INSURANCE. Operating revenues from direct operations decreased 15.2% and 24.4% for the three and six months ended June 30, 1995, respectively, when compared with the same periods of the prior year. These decreases were primarily attributable to a reduction in the number of title orders closed by the Company's direct operations, as well as changes in the average revenues per order closed. The Company's direct title operations closed 165,800 and 301,100 title orders during the three and six month periods ended June 30, 1995, respectively, representing decreases of 14.5% and 26.0% when compared with the same periods of the prior year. The average revenues per order closed were $776 for the current quarter, as compared with $782 for the same period of the prior year. This decrease was primarily due to a reduction (primarily in California) in the average value of an insured transaction. The average revenues per order closed were $766 for the six months ended June 30, 1995, as compared with $750 for the same period of the prior year. This increase was primarily due to a relatively low average revenues per order closed in the prior year due to the numerous refinance transactions closed during the first quarter 1994. Operating revenues from agency operations decreased 35.6% and 35.0% for the three and six months ended June 30, 1995, respectively, when compared with the same periods of the prior year. These decreases were primarily attributable to the same factors affecting direct operations mentioned above, compounded by the inherent delay in the reporting of orders closed by agents during the latter part of the current quarter.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (continued)
           ---------------------------------


  REAL ESTATE INFORMATION. Real estate information operating revenues increased 28.2% and 11.1% for the three and six months ended June 30, 1995, respectively, when compared with the same periods of the prior year. These increases were primarily due to $13.6 million and $23.2 million of operating revenues contributed by new acquisitions for the respective periods, offset in part by the same economic factors affecting title insurance mentioned above.

  HOME WARRANTY. Home warranty operating revenues increased 13.7% and 16.9% for the three and six months ended June 30, 1995, respectively, when compared with the same periods of the prior year. These increases were primarily due to improvements in certain of the residential resale markets in which this business segment operates, an increase in warranty renewals and successful geographic expansion.

  INVESTMENT AND OTHER INCOME

  Investment and other income increased $1.6 million and $2.6 million for the three and six months ended June 30, 1995, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to capital gains realized on the sale of certain investments as well as a $0.7 million fire insurance recovery. The increase for the six month period was also due to $0.4 million of capital losses incurred in the first quarter 1994. The average investment portfolio balance and interest yields remained relatively constant for the three and six months ended June 30, 1995, when compared with the same periods of the prior year.

  TOTAL OPERATING EXPENSES

  TITLE INSURANCE. Salaries and other personnel costs were $84.8 million and $166.6 million for the three and six months ended June 30, 1995, respectively, decreases of 11.6% and 13.6% when compared with the same periods of the prior year. These decreases were primarily due to personnel reductions that commenced during the beginning of the second quarter 1994 and continued into the current year in response to the decrease in order volume.

  Agents retained $91.3 million and $184.6 million of title premiums generated by agency operations for the three and six months ended June 30, 1995, respectively, which compares with $143.8 million and $289.7 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.8% to 81.4% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues accounts for this variation).

  Other operating expenses were $45.4 million and $88.4 million for the three and six months ended June 30, 1995, respectively, decreases of 4.3% and 6.6% when compared with the same periods of the prior year. These decreases were primarily attributable to a decline in incremental costs associated with processing orders due to the reduction in business activity, partially offset by general price level increases.

  The provision for title losses as a percentage of title insurance operating revenues was 7.2% for the six months ended June 30, 1995, and 8.1% for the comparable period of the prior year. This decrease was primarily attributable to a reduction in the Company's loss experience rate as well as a decrease in major claims activity.

  REAL ESTATE INFORMATION. Personnel and other operating expenses were $29.3 million and $55.3 million for the three and six months ended June 30, 1995, respectively, increases of 52.6% and 53.2% when compared with the same periods of the prior year. These increases were primarily due to $8.1 million and $17.1 million of personnel and other operating expenses for the three and six months ended June 30, 1995, respectively, attributable to company acquisitions, increased costs associated with enhancing the Company's software to better service customers and general price level increases.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (continued)
           ---------------------------------


  HOME WARRANTY. Personnel and other operating expenses were $2.3 and $4.8 million for the three and six months ended June 30, 1995, increases of 16.4% and 15.7% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increase in business volume. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 56.0% and 52.6% for the six months ended June 30, 1995 and 1994, respectively. The increase in loss ratio was primarily due to an increase in the average number of claims per contract.

  PRETAX PROFITS

  Set forth below is a summary of pretax profits for each of the Company's segments.

                                                 ($000)                          ($000)
                                       1995     %      1994     %      1995     %      1994     %
                                     --------  ---   --------  ---   --------  ---   --------  ---

Title Insurance                      $  6,524   64   $ 13,376   63   $ (8,037) 247   $ 27,768   59
Real Estate Information                 1,524   15      5,412   25        144   (4)    14,980   32
Home Warranty                           1,644   16      1,830    9      3,172  (98)     3,229    7
Trust and Banking                         539    5        541    3      1,471  (45)     1,218    2
                                     --------  ---   --------  ---   --------  ---   --------  ---
  Total before corporate               10,231  100     21,159  100     (3,250) 100     47,195  100
                                               ===             ===             ===             ===
Corporate                               5,114           3,854          10,321           9,067
                                     --------        --------        --------        --------
  Total                              $  5,117        $ 17,305        $(13,571)       $ 38,128
                                     ========        ========        ========        ========

  In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high fixed cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions, and profit margins from commercial transactions are generally higher than from residential transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.

  PREMIUM TAXES

  Premium taxes were $6.1 million for the six months ended June 30, 1995, a decrease of 25.6% when compared with the same period of the prior year. This decrease corresponded to the relative decrease in title insurance premium revenues. Premium taxes as a percentage of title insurance operating revenues remained relatively constant.

  INCOME TAXES

  The effective income tax rate for the six months ended June 30, 1995, and for the comparable period of the prior year was 41.2% and 43.1%, respectively. The decrease in effective rate was primarily attributable to a decrease in state income taxes resulting from the Company's non-insurance subsidiaries' decrease in contribution to pretax profits.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (continued)
           ---------------------------------


  NET INCOME

  Net income (loss) for the three and six months ended June 30, 1995, was $1.1 million, or $0.10 per share, and $(11.6) million, or $(1.01) per share, respectively. Net income for the three and six months ended June 30, 1994, was $7.6 million, or $0.67 per share, and $17.0 million, or $1.49 per share.


  LIQUIDITY AND CAPITAL RESOURCES

  Total cash and cash equivalents decreased $38.3 million and $9.9 million for the six months ended June 30, 1995 and 1994, respectively. The decrease for the current year period was primarily due to cash used for operating activities, the net cash effect of company acquisitions, capital expenditures and the repayment of debt, offset in part by the proceeds from the sales of certain debt and equity securities. The decrease for the prior year period was primarily attributable to purchases of debt and equity securities, as well as capital expenditures, offset in part by cash provided by operating activities, proceeds from sales of debt and equity securities and maturities of debt securities.

  Notes and contracts payable as a percentage of total capitalization increased marginally to 22.3% at June 30, 1995, from 22.1% at December 31, 1994.

  Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

  Part II:    Other Information
              -----------------

  Item 6.     Exhibits and Reports on Form 8-K
              --------------------------------

              (a)     Exhibits

                      (4) Amendment No. 4 dated as of June 1, 1995, to Amendment and Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992.

                      (27)    Financial Data Schedule

              (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarterly period covered by this report.

                                 EXHIBIT INDEX




Exhibit No.         Description
- -----------         -----------


    (4) Amendment No. 4 dated as of June 1, 1995, to Amendment and Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992

    (27)            Financial Data Schedule