Form 10-Q
period 1995-09-30
FIRST AMERICAN FINANCIAL CORP
filed 1995-11-13
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                                 ------------------

                                       OR
                                       --
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   --------------------
Commission file number                                     0-3658
                                                           ------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
            ---------- -------------------------------------------
            (Exact name of registrant as specified in its charter)

       Incorporated in California                         95-1068610
-------------------------------------------         ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

114 East Fifth Street, Santa Ana, California             92701-4699
--------------------------------------------        ----------------------
(Address of principal executive offices)                   (Zip Code)


                                 (714)558-3211
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes   X    No
    ----      ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  - 11,412,069 as of November 7, 1995

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K
          Items 1 - 5 have been omitted because they are not applicable with respect to the current reporting period.



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


  Date:  November 10, 1995

Part I:  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------


                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------


                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                   For the Three Months Ended                For the Nine Months Ended
                                                         September 30                               September 30
                                              -----------------------------------        -----------------------------------
                                                   1995                  1994                 1995                1994
                                              -------------         -------------        --------------       --------------
Revenues
  Operating revenues                          $ 326,355,000         $ 329,802,000        $  869,391,000       $1,062,537,000
  Investment and other income                     4,973,000             5,068,000            16,331,000           13,780,000
                                              -------------         -------------        --------------       --------------
                                                331,328,000           334,870,000           885,722,000        1,076,317,000
                                              -------------         -------------        --------------       --------------

Expenses
  Salaries and other personnel costs            110,860,000           102,311,000           314,597,000          322,309,000
  Premiums retained by agents                   104,502,000           131,292,000           289,149,000          420,984,000
  Other operating expenses                       66,031,000            55,945,000           189,297,000          173,591,000
  Provision for title losses and other claims    23,405,000            27,232,000            67,130,000           88,830,000
  Depreciation and amortization                   4,736,000             5,238,000            13,531,000           14,846,000
  Interest                                        1,570,000             1,430,000             4,822,000            4,405,000
  Minority interests                                863,000               719,000             1,406,000            2,521,000
                                              -------------         -------------        --------------       --------------
                                                311,967,000           324,167,000           879,932,000        1,027,486,000
                                              -------------         -------------        --------------       --------------


Income before premium and income taxes           19,361,000            10,703,000             5,790,000           48,831,000
Premium taxes                                     3,841,000             3,613,000             9,942,000           11,809,000
                                              -------------         -------------        --------------       --------------
Income (loss) before income taxes                15,520,000             7,090,000            (4,152,000)          37,022,000
Income taxes                                      6,200,000             2,300,000            (1,900,000)          15,200,000
                                              -------------         -------------        --------------       --------------

Net income (loss)                             $   9,320,000         $   4,790,000        $   (2,252,000)      $   21,822,000
                                              =============         =============        ==============       ==============

Net income (loss) per share                          $  .81                $  .42              $   (.20)              $ 1.91
                                              =============         =============        ==============       ==============
Cash dividends per share                             $  .15                $  .15              $    .45               $  .45
                                              =============         =============        ==============       ==============

Weighted average number of shares                11,394,000            11,464,000            11,405,000           11,453,000
                                              =============         =============        ==============       ==============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                    September 30, 1995      December 31, 1994
                                                    ------------------      -----------------
Assets
  Cash and cash equivalents                            $127,334,000           $154,234,000
                                                    ------------------      -----------------
  Accounts and accrued income receivable, net            70,604,000             47,103,000
                                                    ------------------      -----------------
  Income tax receivable                                   4,869,000              7,324,000
                                                    ------------------      -----------------
  Investments:
    Deposits with savings and loan associations
      and banks                                          18,796,000             18,538,000
    Debt securities                                     133,170,000            149,190,000
    Equity securities                                    20,390,000             21,813,000
    Other long-term investments                          26,211,000             25,224,000
                                                    ------------------      -----------------
                                                        198,567,000            214,765,000
                                                    ------------------      -----------------
  Loans receivable, net                                  44,805,000             40,546,000
                                                    ------------------      -----------------
  Property and equipment, at cost                       188,999,000            175,214,000
  Less - accumulated depreciation                       (71,703,000)           (64,659,000)
                                                    ------------------      -----------------
                                                        117,296,000            110,555,000
                                                    ------------------      -----------------
  Title plants and other indexes                         79,281,000             54,781,000
                                                    ------------------      -----------------
  Assets acquired in connection with claim
    settlements (net of valuation reserves of
    $11,369,000 and $12,354,000)                         26,347,000             27,223,000
                                                    ------------------      -----------------
  Deferred income taxes                                  42,174,000             43,726,000
                                                    ------------------      -----------------
  Goodwill and other intangibles, net                    70,935,000             61,322,000
                                                    ------------------      -----------------
  Deferred policy acquisition costs                      24,881,000             26,060,000
                                                    ------------------      -----------------
  Other assets                                           45,466,000             41,010,000
                                                    ------------------      -----------------
                                                       $852,559,000           $828,649,000
                                                    ==================      =================
Liabilities and Stockholders' Equity
  Demand deposits                                     $  40,830,000          $  38,695,000
                                                    ------------------      -----------------
  Accounts payable and accrued liabilities               72,694,000             60,806,000
                                                    ------------------      -----------------
  Deferred revenue                                      105,651,000            117,828,000
                                                    ------------------      -----------------
  Reserve for known and incurred but not reported
    claims                                              233,225,000            206,743,000
                                                    ------------------      -----------------
  Notes and contracts payable                            83,366,000             89,600,000
                                                    ------------------      -----------------
  Minority interests in consolidated subsidiaries        23,850,000             22,867,000
                                                    ------------------      -----------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares;
      Outstanding - None
    Common stock, $1 par value
      Authorized - 24,000,000 shares
      Outstanding - 11,428,000 and 11,395,000
        shares                                           11,428,000             11,395,000
  Additional paid-in capital                             44,358,000             44,013,000
  Retained earnings                                     234,966,000            242,356,000
  Net unrealized gain (loss) on securities                2,191,000             (5,654,000)
                                                    ------------------      -----------------
                                                        292,943,000            292,110,000
                                                    ------------------      -----------------
                                                       $852,559,000           $828,649,000
                                                    ==================      =================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                              For the Nine Months Ended
                                                                     September 30
                                                           --------------------------------
                                                               1995                1994
                                                           ------------          ----------
Cash flows from operating activities:
  Net income (loss)                                        $ (2,252,000)        $ 21,822,000
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities-
      Provision for title losses and other claims            67,130,000           88,830,000
      Depreciation and amortization                          13,531,000           14,846,000
      Minority interests in net income                        1,406,000            2,521,000
      Other, net                                              1,444,000            1,413,000
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired,
        net of recoveries                                   (49,073,000)         (68,221,000)
      Net change in income tax accounts                       1,837,000          (16,391,000)
      (Increase) decrease in accounts and accrued
        income receivable                                   (18,586,000)          12,669,000
      Increase (decrease) in accounts payable and
        accrued liabilities                                   6,058,000           (6,280,000)
      (Decrease) increase in deferred revenue               (12,252,000)          11,053,000
      Other, net                                             (2,297,000)          (9,866,000)
                                                           ------------         ------------
  Cash provided by operating activities                       6,946,000           52,396,000
                                                           ------------         ------------
Cash flows from investing activities:
  Net cash effect of company acquisitions                   (31,336,000)          (9,145,000)
  Net decrease in deposits with banks                           742,000            3,189,000
  Net increase in loans receivable                           (4,259,000)          (7,998,000)
  Purchases of debt and equity securities                   (13,203,000)         (75,356,000)
  Proceeds from sales of debt and equity securities          34,972,000           31,467,000
  Proceeds from maturities of debt securities                13,038,000           33,105,000
  Net decrease (increase) in other investments                  524,000           (2,830,000)
  Capital expenditures                                      (16,748,000)         (28,695,000)
  Proceeds from sale of property and equipment                  384,000              673,000
                                                           ------------         ------------
  Cash used for investing activities                        (15,886,000)         (55,590,000)
                                                           ------------         ------------
Cash flows from financing activities:
  Net change in demand deposits                               2,135,000            5,767,000
  Repayment of debt                                         (13,099,000)         (10,433,000)
  Purchase of Company shares                                 (1,858,000)          (2,091,000)
  Cash dividends                                             (5,138,000)          (5,159,000)
                                                           ------------         ------------
  Cash used for financing activities                        (17,960,000)         (11,916,000)
                                                           ------------         ------------
Net decrease in cash and cash equivalents                   (26,900,000)         (15,110,000)
Cash and cash equivalents - Beginning of year               154,234,000          130,298,000
                                                           ------------         ------------
                          - End of third quarter           $127,334,000         $115,188,000
                                                           ============         ============

Supplemental information:
  Cash paid during the first nine months for:
    Interest                                               $  4,552,000         $  4,253,000
    Premium taxes                                          $ 11,241,000         $ 15,122,000
    Income taxes                                           $  3,597,000         $ 35,381,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                     $  1,128,000         $  1,910,000
    Liabilities incurred in connection with company
      acquisitions                                         $ 20,021,000         $ 12,649,000
    Net unrealized gain (loss) on securities               $  7,845,000         $ (5,098,000)
    Company acquisitions in exchange for common stock      $  1,108,000         $  2,284,000
    Debt incurred in connection with the purchase
      of real property                                                          $  3,750,000
    Debt incurred in connection with the purchase
      of other investments                                                      $  2,900,000
    Increase in equity due to reduction of
      long-term debt of ESOT                                                    $  1,949,000

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



  Note 1 - Basis of Condensed Consolidated Financial Statements
  -------------------------------------------------------------

  The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Certain 1994 interim amounts have been reclassified to conform with the 1995 interim presentation. This report should be read in conjunction with the Company's 1994 Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


  Note 2 - Acquisitions
  ---------------------

  On January 3, 1995, the Company completed the acquisitions of Credco, Inc., a national mortgage credit reporting company and Flood Data Services, Inc. ("FDSI"), a nationwide flood certification firm, for a combined purchase price of $32 million in cash and notes.

  These acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price of each has been allocated to their respective assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The excess purchase price of $5.5 million over the estimated fair value of the net assets of Credco, Inc. has been recorded as goodwill and is being amortized over a 40-year period. The primary asset of FDSI is an index of maps and other records with a fair value of $21.0 million which provides information as to whether or not a property is in a governmentally delineated Special Flood Hazard Area. Since this properly maintained index has an indefinite life and will not diminish in value with the passage of time, no provision will be made for depreciation. Accordingly, this index has been included with title plants in the Company's Condensed Consolidated Balance Sheet at September 30, 1995.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

  RESULTS OF OPERATIONS

  Three and nine months ended September 30:

  OVERVIEW

  Beginning in the second quarter 1994, increased mortgage interest rates caused a downward trend in new title orders and closings as refinance transactions came to a virtual halt. Due to seasonal considerations, this condition intensified at yearend 1994 resulting in a low inventory of new title orders going into the first quarter 1995. As a result, the Company reported a first quarter 1995 net loss. During the second quarter 1995, lower interest rates and an improved real estate economy resulted in a return to profitability for the Company. These conditions continued into the third quarter 1995 and remained the primary factors contributing to increased profits in the current quarter as compared with the same quarter of the prior year. Net income for the current quarter increased to $9.3 million, or $0.81 per share, compared with net income of $4.8 million, or $0.42 per share, for the same period of the prior year. Title orders increased to 244,200 orders opened and 185,000 orders closed, increases of 20% and 12%, respectively, when compared with the same periods of the prior year. The Company is currently experiencing a seasonal reduction in new title orders. Despite this downturn, the Company is anticipating a profitable fourth quarter 1995 leading into traditionally slower first quarter 1996 business.

  OPERATING REVENUES

  Set forth below is a summary of operating revenues for each of the Company's segments.

                                        Three Months Ended                             Nine Months Ended
                                           September 30                                  September 30
                             ---------------------------------------     ------------------------------------------
                                              ($000)                                        ($000)
                               1995        %           1994       %         1995        %           1994         %
                             --------     ---       --------     ---      --------     ---       ----------     ---
Title Insurance:
  Direct operations          $143,718      44       $133,825      41      $374,377      43       $  438,882      41
  Agency operations           130,707      40        163,108      49       362,129      42          518,948      49
                             --------     ---       --------     ---      --------     ---       ----------     ---
                              274,425      84        296,933      90       736,506      85          957,830      90
Real Estate Information        39,826      12         22,444       7        98,806      11           75,546       7
Home Warranty                   8,575       3          7,548       2        23,794       3           20,572       2
Trust and Banking               3,529       1          2,877       1        10,285       1            8,589       1
                             --------     ---       --------     ---      --------     ---       ----------     ---
  Total                      $326,355     100       $329,802     100      $869,391     100       $1,062,537     100
                             ========     ===       ========     ===      ========     ===       ==========     ===


  TITLE INSURANCE. Operating revenues from direct title operations increased 7.4% and decreased 14.7% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods of the prior year.
  The increase for the current three month period was primarily attributable to the increase in the number of title orders closed by the Company's direct operations, partially offset by a decline in the average revenues per order closed. Average revenues per closing were $777 for the current quarter, as compared with $810 for the same period of the prior year. This decrease was primarily due to a higher than usual average revenue per closing for the prior year period attributable to the significant decline in lower margin refinance business. In addition, the average revenues for the current quarter were negatively impacted by a reduction (primarily in California) in the average value of an insured transaction. The decrease in operating revenues for the nine month period was primarily due to the lower year-to-date number of title orders closed by the Company's direct operations. The Company's direct operations closed 486,100 title orders during the nine month period ended September 30, 1995, a decrease of 15.0% when compared with same period of the prior year.

  Operating revenues from agency operations decreased 19.9% and 30.2% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the same factors affecting direct operations, compounded by the inherent delay in reporting by agents.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (continued)
           ---------------------------------

  REAL ESTATE INFORMATION. Real estate information operating revenues increased 77.4% and 30.8% for the three and nine months ended September 30, 1995, respectively, when compared with same periods of the prior year. These increases were primarily attributable to $18.3 million and $41.5 million of operating revenues contributed by new acquisitions for the respective periods, partially offset by the same economic factors affecting title insurance mentioned above.

  HOME WARRANTY. Home warranty operating revenues increased 13.6% and 15.7% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods of the prior year. These increases were primarily due to improvements in certain of the residential resale markets in which this business operates, an increase in renewals and successful geographic expansion.

  INVESTMENT AND OTHER INCOME

  Investment and other income decreased 1.9% and increased 18.5% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods of the prior year. The decrease for the current three month period was primarily attributable to a 17.7% reduction in the average investment portfolio balance, offset in part by a 0.4% increase in investment income yields, as well as an increase in equity in earnings of affiliates and gains on the sale of certain investments. The increase for the current nine month period was due primarily to $0.7 million fire insurance recovery, gains on the sale of certain investments and first quarter 1994 capital losses of $0.4 million.

  TOTAL OPERATING EXPENSES

  TITLE INSURANCE. Title insurance salaries and other personnel costs were $90.1 million and $256.6 million for the three and nine months ended September 30, 1995, respectively, representing an increase of 1.0% and a decrease of 9.0% when compared with the same periods of the prior year. The slight increase for the current quarter was primarily attributable to personnel expenses incurred processing the increase in title order volume, offset in part by personnel efficiencies. The decrease for the current nine month period reflected personnel reductions that commenced during the beginning of the second quarter 1994, resulting in a 12.3% reduction in the average number of title employees for the current nine month period when compared with the same period of the prior year, offset in part by modest salary increases.

  Agents retained $104.5 million and $289.1 million of title premiums generated by agency operations for the three and nine months ended September 30, 1995, respectively, which compared with $131.3 million and $421.0 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.8% to 81.1% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues accounts for this variation).

  Other operating expenses were $47.7 million and $136.1 million for the three and nine months ended September 30, 1995, respectively, an increase of 8.8% and a decrease of 1.7% when compared with the same periods of the prior year. The increase for the current year quarter was primarily due to the incremental costs associated with processing the increase in order volume, as well as general price level increases, offset in part by successful cost containment programs. The decrease for the nine month period reflected the 3.5% reduction in the year-to-date number of open orders, offset in part by general price level increases.

  The provision for title losses as a percentage of title insurance operating revenues was 6.9% for the nine months ended September 30, 1995, and 7.9% for the comparable period of the prior year. This decrease was primarily attributable to a reduction in the Company's loss experience rate as well as a decrease in major claims activity.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (continued)
           ---------------------------------

  REAL ESTATE INFORMATION. Real estate information personnel and other operating expenses were $31.1 million and $86.4 million for the three and nine months ended September 30, 1995, respectively, increases of 64.6% and 57.2% when compared with same periods of the prior year. These increases were primarily due to $12.3 million and $29.4 million of personnel and other operating expenses for the three and nine months ended September 30, 1995, respectively, attributable to company acquisitions, as well as increased costs associated with developing the Company's electronic communications delivery system to better service customers, partially offset by successful cost containment programs.

  HOME WARRANTY. Home warranty personnel and other operating expenses were $2.3 million and $7.1 million for the three and nine months ended September 30, 1995, respectively. The current three month period remained relatively constant and the current nine month period increased 9.6% when compared with the same periods of the prior year, primarily as the result of costs incurred servicing the increase in business volume, as well as geographic expansion, offset in part by successful cost containment programs. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 58.9% and 55.4% for the nine months ended September 30, 1995 and 1994, respectively. The increase in loss ratio was primarily due to an increase in the average number of claims per contract.

  PRETAX PROFITS

  Set forth below is a summary of pretax profits for each of the Company's segments.

                                            Three Months Ended                                  Nine Months Ended
                                               September 30                                        September 30
                                ---------------------------------------------      -------------------------------------------
                                                  ($000)                                              ($000)
                                   1995         %           1994           %          1995        %           1994          %
                                ----------     ---      -----------       ---      ---------     ---       ----------      ---
  Title Insurance               $   14,786      60      $     9,441        67      $   6,749      32       $   37,209       61
  Real Estate Information            7,398      30            2,755        19          7,542      35           17,735       29
  Home Warranty                      1,528       6            1,413        10          4,700      22            4,642        7
  Trust and Banking                    861       4              571         4          2,332      11            1,789        3
                                ----------     ---      -----------       ---      ---------     ---       ----------      ---
    Total before corporate          24,573     100           14,180       100         21,323     100           61,375      100
                                               ===                        ===                    ===                       ===
  Corporate                          5,212                    3,477                   15,533                   12,544
                                ----------              -----------                ---------               ----------
    Total                       $   19,361              $    10,703                $   5,790               $   48,831
                                ==========              ===========                =========               ==========



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

  PREMIUM TAXES

  Premium taxes for the nine months ended September 30, 1995, were $9.9 million, as compared with $11.8 million for the same period of the prior year. Premium taxes as a percentage of title insurance operating revenues remained relatively constant.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (continued)
           ---------------------------------

  INCOME TAX

  The effective income tax rate for the nine months ended September 30, 1995, and for the comparable period of the prior year was 45.8% and 41.1%, respectively. The increase in effective rate was primarily attributable to changes in the ratio of permanent differences to income before taxes.

  NET INCOME

  Net income (loss) for the three and nine months ended September 30, 1995, was $9.3 million, or $0.81 per share, and $(2.3) million, or $(0.20) per share, respectively. Net income for the three and nine months ended September 30, 1994, was $4.8 million, or $0.42 per share, and $21.8 million, or $1.91 per share.

  LIQUIDITY AND CAPITAL RESOURCES

  Total cash and cash equivalents decreased $26.9 million and $15.1 million for the nine months ended September 30, 1995 and 1994, respectively. The decrease for the current year period was primarily due to acquisition activity, purchases of debt and equity securities, capital expenditures and the repayment of debt, partially offset by proceeds from the sale and maturity of certain debt and equity securities. The decrease for the prior year period was primarily attributable to purchases of debt and equity securities, capital expenditures and the repayment of debt, offset in part by proceeds from the sale and maturity of certain debt and equity securities and cash provided by operating activities.

  Notes and contracts payable as a percentage of total capitalization decreased to 20.8% at September 30, 1995, from 22.1% at December 31, 1994. This decrease was primarily due to a $6.2 million net reduction in notes and contracts payable.

  Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

  Part II:  Other Information
            -----------------

  Item 6.   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarterly period covered by this report.

                                 EXHIBIT INDEX



  Exhibit No.    Description
  -----------    -----------

    (27)         Financial Data Schedule