Form 10-K
period 1995-12-31
FIRST AMERICAN FINANCIAL CORP
filed 1996-03-29
CIK 36047

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  For the transition period from                   to

                         Commission file number 0-3658

                    THE FIRST AMERICAN FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      INCORPORATED IN CALIFORNIA                      95-1068610
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


   114 EAST FIFTH STREET, SANTA ANA,                  92701-4699
              CALIFORNIA                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 558-3211

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               COMMON                          NEW YORK STOCK EXCHANGE
 -----------------------------------     -----------------------------------
        (TITLE OF EACH CLASS)              (NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED)

  Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. (S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On MARCH 20, 1996, the aggregate market value of voting stock held by non-affiliates was $312,697,923.

  On MARCH 20, 1996, there were 11,658,501 shares of Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant's fiscal year.

  This report includes 58 pages.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

THE COMPANY

  The First American Financial Corporation was organized in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company commenced issuing title insurance policies. In 1986, the Company began a diversification program by acquiring and developing financial service businesses closely related to the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 114 East Fifth Street, Santa Ana, California 92701-4699. The Company's telephone number is (714) 558-3211. Unless the context otherwise indicates, the "Company," as used herein, refers to The First American Financial Corporation and its subsidiaries.

GENERAL

  The Company, through its subsidiaries, is engaged in the business of providing real estate related financial and information services, including title insurance, real estate tax monitoring, mortgage credit reporting, flood zone determination, property information and home warranty services, to real property buyers and mortgage lenders. The Company also provides trust and limited banking services. Financial information regarding each of the Company's primary business segments is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of Part II of this report. Although industry-wide data for 1995 are not currently available, the Company believes that its wholly owned subsidiary, First American Title Insurance Company ("First American"), was the second largest title insurer in the United States, based on gross title fees, and its wholly owned subsidiary, First American Real Estate Information Services, Inc., was the nation's largest provider of flood determinations, based on the number of flood determination reports issued, and the nation's second largest provider of tax monitoring services, based on the number of loans under service. The Company also believes that its majority owned subsidiary, First American Home Buyers Protection Corporation, was the third largest provider of home warranties in the United States, based on the number of home protection contracts under service. Substantially all of the Company's title insurance, tax monitoring, credit reporting, flood zone determination and property information business results from resales and refinancings of real estate, including residential and commercial properties, and from the construction and sale of new properties. The Company's home warranty business results from residential resales and does not benefit from refinancings or commercial transactions. Resales and refinancings of residential properties constitute the major sources of the Company's revenues. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long term mortgage funds. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company's operations into areas outside of its traditional title insurance business.

OVERVIEW OF TITLE INSURANCE INDUSTRY

  Title insurance has become increasingly accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made.

  Title Policies. Title insurance policies are insured statements of the condition of title to real property, showing priority of ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record, and certain other matters not of public record. Title insurance policies are issued on the basis of a title report, which is prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a "title plant."

  The beneficiaries of title insurance policies are generally real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price. Coverage under a title insurance policy issued to a real property mortgage lender generally terminates when the mortgage loan is repaid. Coverage under a title insurance policy issued to an owner generally terminates upon the sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

  Unlike other types of insurance policies, title insurance policies do not insure against future risk. Before issuing title policies, title insurers seek to limit their risk of loss by accurately performing title searches and examinations. The major expenses of a title company relate to such searches and examinations, the preparation of preliminary reports or commitments and the maintenance of title plants, and not from claim losses as in the case of property and casualty insurers.

  The Closing Process. Title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction, title insurance is generally ordered on behalf of an insured by a real estate broker, lawyer, developer, lender or closer involved in the transaction. Once the order has been placed, a title insurance company or an agent conducts a title search to determine the current status of the title to the property. When the search is complete, the title company or agent prepares, issues and circulates a commitment or preliminary title report ("commitment") to the parties to the transaction. The commitment summarizes the current status of the title to the property, identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

  The closing function, sometimes called an escrow in western states, is often performed by a lawyer, an escrow company or by a title insurance company or agent (such person or entity, the "closer"). Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is "closed." The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days.

  Issuing the Policy: Direct vs. Agency. A title policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents which are not themselves licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or at the direction of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent performs the search, examines the title, collects the premium and retains a portion of the premium. The remainder of the premium is remitted to the title insurer as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent.

  Premiums. The premium for title insurance is due and earned in full when the real estate transaction is closed. Premiums are generally calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

  Because the policy insures against matters that have occurred prior to its issuance (rather than future occurrences, as with most other types of insurance), the major portion of the premium is related to the service performed in ascertaining the current status of title to the property.

THE COMPANY'S TITLE INSURANCE OPERATIONS

  Overview. The Company, through First American and its subsidiaries, transacts the business of title insurance through a network of more than 300 branch offices and over 4,000 independent agents. Through its branch office and agent network, the Company issues policies in all states (except Iowa), the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, the Bahama Islands, Canada, Mexico, Bermuda and the United Kingdom. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted. Through acquisitions and start-ups during the mid-1980s, the Company has grown from a large regional company to a nationwide company, becoming less dependent on operating revenues from any one state or region.

  The following table illustrates the Company's and the industry's growth based on gross title fees in the ten largest title insurance markets (and all states combined) during the ten year period from 1985 to 1994, and the increase in the Company's share of the national title insurance market from 12.2% to 19.5% over the same period.

                                         GROSS TITLE FEES AND MARKET SHARE(1)
                         ---------------------------------------------------------------------
                                INDUSTRY ($000)                 FIRST AMERICAN ($000)
                         ----------------------------- ---------------------------------------
                                              COMPOUND                    COMPOUND   MARKET
                                               ANNUAL                      ANNUAL     SHARE
                                               GROWTH                      GROWTH  -----------
STATE                     1985(2)   1994(2)     RATE   1985(2)   1994(2)    RATE   1985  1994
- -----                    --------- ---------- -------- -------- --------- -------- ----- -----
California.............. $ 496,259 $1,100,140   9.3%   $ 77,744 $ 267,027  14.7%   15.7% 24.3%
Texas...................   485,216    669,550   3.6%     29,598    68,990   9.9%    6.1% 10.3%
Florida.................   176,042    605,504  14.7%     13,169    73,048  21.0%    7.5% 12.1%
New York................   236,328    368,462   5.1%     36,467    69,959   7.5%   15.4% 19.0%
Pennsylvania............    99,615    247,623  10.7%      6,528    30,892  18.9%    6.6% 12.5%
Illinois................    88,015    216,592  10.5%      5,655    25,398  18.2%    6.4% 11.7%
Michigan................    52,724    196,980  15.8%     12,691    40,747  13.8%   24.1% 20.7%
Arizona.................    85,775    186,150   9.0%     22,610    62,290  11.9%   26.4% 33.5%
Ohio....................    61,385    184,738  13.0%      4,635    52,793  31.0%    7.6% 28.6%
Washington..............    70,067    176,964  10.8%      7,167    33,015  18.5%   10.2% 18.7%
Total, all States(3).... 2,588,799  5,951,203   9.7%    316,905 1,157,685  15.5%   12.2% 19.5%

- --------
(1)Source: American Land Title Association
(2)Based on gross title fees as statutorily defined.
(3)Includes all 50 states (except Iowa) and the District of Columbia.

  Based on industry statistics showing gross title fees in the major areas in which the Company operates, in 1994 the Company had the largest or second largest share of the title insurance market in 33 states, including California, New York and Pennsylvania, which are three of the five largest markets in the United States, and in the District of Columbia. Industry statistics for 1995 are not currently available.

  The Company plans to continue increasing its share of the title insurance market through strategic acquisitions and further development of its existing branch office and agency operations. The Company also will continue to focus on expanding its share of the higher margin title insurance business conducted on behalf of commercial clients. While commercial title business has been slow for several years, the Company believes its national commercial market share has grown through programs directed at major developers, lenders and law firms.

  Sales and Marketing. The Company markets its title insurance services to a broad range of customers. The Company believes that its primary source of business is from referrals from persons in the real estate community, such as independent escrow companies, real estate brokers, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. In addition to the referral market, the Company markets its title insurance services directly to large corporate customers and certain mortgage lenders. As title agents contribute a large portion of the Company's revenues, the Company also markets its title insurance services to independent agents. The Company's marketing efforts emphasize the quality and timeliness of its services and its national presence.

  While virtually all personnel in the Company's title insurance business assist in marketing efforts, the Company maintains a sales force of approximately 1,000 persons dedicated solely to marketing. This sales force is located throughout the Company's branch office network. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has 22 sales personnel in its national accounts department. One of the responsibilities of the national accounts department sales personnel is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multistate basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

  The Company's increased commercial sales effort during the past decade has enabled the Company to expand its commercial business base. Because commercial transactions involve higher coverage amounts and yield higher premiums, commercial title insurance business generates greater profit margins than does residential title insurance business. Although the commercial real estate economy has been slow during the past several years, in particular with respect to new construction, and may continue to be slow in the near future, the Company has recently experienced an increase in commercial real estate activity from workouts, refinancings and purchases driven by depressed commercial real estate values. Because of this increase in activity and the Company's belief that new commercial construction will eventually increase, the Company plans to continue to emphasize its commercial sales program.

  Although sales outside of the United States account for a small percentage of the Company's revenues, the Company believes that the acceptance of title insurance in foreign markets has increased in recent years. Accordingly, the Company plans to continue its international sales efforts, particularly in Canada.

  Underwriting. Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. The Company believes that it is important for the underwriting function to operate efficiently and effectively at all decision making levels so that transactions may proceed in a timely manner. To perform this function, the Company has underwriters at the branch level, the regional level and the national level. Based on the low turnover and longevity of First American's employees and its continuing training programs, the Company believes that its underwriting personnel are among the most experienced and well trained in the title insurance industry.

  Agency Operations. The relationship between the Company and each agent is governed by an agency agreement which states the conditions under which the agent is authorized to issue title insurance policies on behalf of the Company. The agency agreement also prescribes the circumstances under which the agent may be liable to the Company if a policy loss is attributable to error of the agent. Such agency agreements typically have a term of one to five years and are terminable immediately for cause.

  Due to the high incidence of agency fraud in the title insurance industry during the late 1980s, the Company instituted measures to strengthen its agent selection and audit programs. In determining whether to engage an independent agent, the Company investigates the agent's experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company has also increased the number of agent representatives and agent auditors that it employs. Agent representatives periodically visit agents and examine their books and records. In addition to periodic audits, a full agent audit will be triggered if certain "warning signs" are evident. Warning signs that can trigger an audit include the failure to implement Company required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis.

  Title Plants. The Company's network of title plants constitutes one of its principal assets. A title search is conducted by searching the public records or utilizing a title plant. While public records are indexed by reference to the names of the parties to a given recorded document, most title plants arrange their records on a geographic basis. Because of this difference, records of a title plant are generally easier to search. Most title plants also index prior policies, adding to searching efficiency. Many title plants are computerized. Certain offices of the Company utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. The Company believes its title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

  The Company's title plants are carried on its balance sheet at original cost, which includes the cost of producing or acquiring interests in title plants or the appraised value of subsidiaries' title plants at dates of acquisition for companies accounted for as purchases. Thereafter, the cost of daily maintenance of these plants is charged to expense as incurred. A properly maintained title plant has an indefinite life and does not diminish in value with the passage of time. Therefore, in accordance with generally accepted accounting principles, no provision is made for depreciation of these plants. Since each document must be reviewed and indexed into the title plant, such maintenance activities constitute a significant item of expense. The Company is able to offset title plant maintenance costs at its plants through joint ownership and access agreements with other title insurers and title agents.

  Reserves for Claims and Losses. The Company provides for title insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized. Historically, major claims (i.e., claims greater than $0.5 million) were charged to expense as they became known because the unique circumstances surrounding most major claims made it inherently impractical to predict the incidence and amount of such claims. In the fourth quarter 1995, the Company determined, with the assistance of an actuarial study, that sufficient major claims data now exists to reasonably estimate a reserve for incurred but not reported claims. Accordingly, the reserve for incurred but not reported claims at December 31, 1995, includes major claims. The reserve for known claims and incurred but not reported claims reflects management's best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported, and is considered by the Company to be adequate for such purpose.

  In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. The assets so acquired are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon. Notes, real estate and other assets purchased or otherwise acquired in settlement of claims, net of valuation reserves, totaled $12.3 million, $5.8 million and $7.5 million, respectively, as of December 31, 1995.

  Reinsurance and Coinsurance. The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance agreements, in consideration for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general rule, the Company does not retain more than $25 million of coverage on any single policy. Under coinsurance agreements, each coinsurer is jointly and severally liable for the risk insured, or for so much thereof as is agreed to by the parties. The Company's reinsurance activities account for less than 1% of its total title insurance operating revenues.

  Competition. The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 90 title insurance underwriters are members of the American Land Title Association, the title insurance industry's national trade association. The Company's major nationwide competitors in its principal markets include Chicago Title and Trust Company (which also includes Ticor Title Insurance Company and Security Union Title Insurance Company), Commonwealth Land Title Insurance Company, Lawyers Title Insurance Company, Stewart Title Guaranty Company, Old Republic Title Insurance Group and Fidelity National Title Insurance Company. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

  The Company believes that competition for title insurance business is based primarily on the quality and timeliness of service, because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In those states where prices are not established by regulatory authorities, the price of title insurance policies is also an important competitive factor. The Company believes that it provides quality service in a timely manner at competitive prices.

THE COMPANY'S RELATED BUSINESSES

  As an adjunct to its title insurance business, in 1986 the Company embarked on a diversification program by acquiring and developing financial service businesses closely related to the real estate transfer and closing process. These businesses included tax monitoring, home warranty, flood zone determination, and reporting of credit and property information. The development of these businesses has allowed the Company to become one of the nation's leading companies offering a full range of services to real property buyers and mortgage lenders. The Company also operates a trust and banking business in southern California.

  The Real Estate Information Service Business. The real estate information service business encompasses tax monitoring, mortgage credit reporting, flood zone determination and other property information services.

  The tax monitoring service, established by the Company in 1987, advises real property mortgage lenders of the status of property tax payments due on real estate securing their loans. With the acquisition of TRTS Data Services, Inc., (now named First American Real Estate Information Services, Inc.) in November 1991, the Company believes that it is the second largest provider of tax monitoring services in the United States.

  Under a typical contract, a tax service provider monitors, on behalf of a mortgage lender, the real estate taxes owing on properties securing such lender's mortgage loans for the life of such loans. In general, providers of tax monitoring services, such as the Company's tax service, indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. Where a mortgage lender requires that tax payments be impounded on behalf of borrowers, providers of tax monitoring services, such as the Company's tax service, may be required to monitor and oversee the transfer of these monies to the taxing authorities and provide confirmation to lenders that such taxes have been paid.

  The Company's tax service business markets its product through a nationwide sales staff which calls on servicers and originators of mortgage loans. The Company's primary source of tax service business is from large multistate mortgage lenders. The Company's only major nationwide competitor in the tax service business is Transamerica Real Estate Tax Service. Because of its broad geographic coverage and the large number of mortgage loans not being serviced by a third party tax service provider, the Company believes that it is well positioned to increase its market share in the tax service market.

  The fee charged to service each mortgage loan varies from region to region, but generally falls within the $55 to $80 price range and is paid in full at the time the contract is executed. The Company recognizes approximately 70% of this fee in the year the contract is executed. The remaining 30% of the fee is deferred over the remaining life of the contract. However, income taxes are paid on the entire fee in the year the fee is received. The Company maintains extremely small reserves for losses relating to its tax monitoring services because historically the Company's losses relating to such services have been negligible, and the Company is not presently aware of any reason why its historical loss experience will not continue at current levels.

  The Company's mortgage credit reporting service provides credit information reports for mortgage lenders throughout the United States. These reports are derived from two or more credit bureau sources and are summarized and prepared in a standard form acceptable to mortgage loan originators and secondary mortgage purchasers. The Company's mortgage credit reporting service has grown primarily through acquisitions. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metopolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired Credco, Inc. (now named

First American Credco, Inc.). With the acquisition of First American Credco, Inc., the Company believes that it is now the largest mortgage credit reporting service in the United States.

  In January 1995, the Company acquired Flood Data Services, Inc. (now named First American Flood Data Services, Inc.). This business furnishes to mortgage lenders flood zone determination reports, which provide information on whether or not property securing a loan is in a governmentally delineated special flood hazard area. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan. First American Flood Data Services, Inc., is the largest provider of flood zone determinations in the United States.

  The Home Warranty Business. The Company's home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 79% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company's home warranty business issues one-year warranties which protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company's home warranty subsidiary currently charges approximately $245 to $295 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers and refrigerators for charges ranging from approximately $25 to $125. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Arizona, California, Nevada, Texas and Washington. The principal competitor of the Company's home warranty business is American Home Shield, a subsidiary of Service Master L.P. Fees for these warranties are paid at the closing of the home purchase and are recognized monthly over a twelve month period.

  The Trust Business. Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. As of December 31, 1995, the trust operation was administering fiduciary and custodial assets having a market value of approximately $915 million.

  The Thrift Business. During 1988, the Company, through a majority owned subsidiary, acquired an industrial loan corporation (the "Thrift") that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties in southern California. As of December 31, 1995, the Thrift had approximately $43.4 million of demand deposits and $46.1 million of loans outstanding.

  The loans made by the Thrift currently range in amount from $4,000 to $825,000, with an average loan balance of $230,000. Loans are made only on a secured basis, at loan-to-value percentages no greater than 65%. The Thrift specializes in making commercial real estate loans, installment loans to individuals and financing commercial equipment leases. In excess of 90% of the Thrift's loans are made on a variable rate basis. The average yield on the Thrift's loan portfolio as of December 31, 1995, was 12%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift's primary competitors in the southern California commercial real estate lending market are other thrift and loan companies and, to a lesser extent, commercial banks. In recent years, many of the commercial banks operating in southern California have significantly reduced their involvement in the commercial real estate lending market as a result of the regulatory requirements to which they are subject. As a result, the Company has been able to enhance its competitive position in this market and obtain relatively high yields on its loan portfolio. In addition, the Company believes that many borrowers who might be eligible for loans from commercial banks use thrift and loan companies, such as the Thrift, because, in general, thrift and loan companies offer longer maturity loans than do commercial banks, which typically offer one-year renewable loans. There is, however, a higher degree of risk associated with longer term loans than shorter term loans. The Thrift's average loan is 60 months in duration.

  The performance of the Thrift's loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift's general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1995, if all of such loans had been current in accordance with their original terms, totalled $232,000. Interest income actually recognized on these nonaccrual loans for the year ended December 31, 1995, was $76,000. The following table sets forth the amount of the Thrift's nonperforming loans as of the dates indicated.

                                                     YEAR ENDED DECEMBER 31
                                                --------------------------------
                                                1991  1992   1993   1994   1995
                                                ---- ------ ------ ------ ------
                                                             ($000)
NONPERFORMING ASSETS:
Loans accounted for on a nonaccrual basis...... $652 $1,039 $1,833 $1,741 $1,956
Accruing loans past due 90 or more days........
Troubled debt restructurings...................
                                                ---- ------ ------ ------ ------
 Total......................................... $652 $1,039 $1,833 $1,741 $1,956
                                                ==== ====== ====== ====== ======

  Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $1,565,000 of potential problem loans in existence as of December 31, 1995.

  The Thrift's allowance for loan losses is established through charges to earnings in the form of provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management of the Thrift, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, the Company believes that, in light of the collateral securing its loan portfolio, the Thrift's current allowance for loan losses is an adequate allowance against foreseeable losses.

  The following table provides certain information with respect to the Thrift's allowance for loan losses as well as charge-off and recovery activity.

                                               YEAR ENDED DECEMBER 31
                                          ------------------------------------
                                           1991   1992   1993   1994    1995
                                          ------  -----  -----  -----  -------
                                                       ($000)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year.............  $ 398  $ 376  $ 500  $ 750  $   950
                                          ------  -----  -----  -----  -------
Charge-Offs:
 Real estate--mortgage...................   (117)  (176)   (66)  (311)    (194)
 Assigned lease payments.................   (111)   (57)   (21)    (9)      (9)
 Other...................................          (113)   (44)
                                          ------  -----  -----  -----  -------
                                            (228)  (346)  (131)  (320)    (203)
                                          ------  -----  -----  -----  -------
Recoveries:
 Real estate--mortgage...................     22     14      3     55
 Assigned lease payments.................     70     64     32     28       35
 Other...................................             9     23
                                          ------  -----  -----  -----  -------
                                              92     87     58     83       35
                                          ------  -----  -----  -----  -------
 Net (charge-offs) recoveries............   (136)  (259)   (73)  (237)    (168)
 Provision for losses....................    114    383    323    437      562
                                          ------  -----  -----  -----  -------
Balance at end of year...................  $ 376   $500   $750   $950   $1,344
                                          ======  =====  =====  =====  =======
Ratio of net charge-offs during the year
 to average loans outstanding during the
 year....................................    .6%    .8%    .2%    .6%      .4%
                                          ======  =====  =====  =====  =======

  The adequacy of the Thrift's allowance for loan losses is based on formula allocations and specific allocations. Formula allocations are made on a percentage basis which is dependent on the underlying collateral, the type of loan and general economic conditions. Specific allocations are made as problem or potential problem loans are identified and are based upon an evaluation by the Thrift's management of the status of such loans. Specific allocations may be revised from time to time as the status of problem or potential problem loans changes.

  The following table shows the allocation of the Thrift's allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

                                                      YEAR ENDED DECEMBER 31
                          -------------------------------------------------------------------------------
                               1991            1992            1993            1994            1995
                          --------------- --------------- --------------- --------------- ---------------
                                    % OF            % OF            % OF            % OF            % OF
                          ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS
                          --------- ----- --------- ----- --------- ----- --------- ----- --------- -----
                                                              ($000)
 LOAN CATEGORIES:
  Real estate-mortgage...   $282      75    $465      90    $635      98    $879      99   $1,300     99
  Real estate-
   construction..........     45      12      18       4                                        3      1
  Assigned lease
   payments..............     45      12      15       5      95       1      71       1       41
  Other..................      4       1       2       1      20       1
                            ----     ---    ----     ---    ----     ---    ----     ---   ------    ---
                            $376     100    $500     100    $750     100    $950     100   $1,344    100
                            ====     ===    ====     ===    ====     ===    ====     ===   ======    ===

ACQUISITIONS

  Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions of over 100 local and regional title companies. During the mid-1980's, the Company began expanding into other real estate related financial services.

  Since 1980, the Company has made strategic acquisitions designed to expand not only its direct title operations, but also the range of services it can provide to real property buyers and mortgage lenders. The following lists some of the key acquisitions made in furtherance of this strategy:

                                                 YEAR OF
ACQUIRED ENTITY(1)                             ACQUISITION      PRINCIPLE MARKET(S)
- ------------------                             -----------      -------------------
TITLE INSURANCE:
 Land Title Insurance Company of St.
  Louis(2)...................................   1980        Missouri
 St. Paul Title Insurance Corporation(3).....   1982        Midwest
 First American Title Guaranty Holding
  Company(4).................................   1983        California
 Midland Title Security, Inc.................   1986        Ohio
 Columbia Real Estate Title Insurance
  Company(3).................................   1987        District of Columbia
 The Port Lawrence Title Insurance and Trust
  Company....................................   1988        Ohio
 Universal Title Insurance Company(3)........   1988        Minnesota
 Mortgage Guarantee and Title Company........   1988        Rhode Island
 Security Title & Trust Agency of Alaska,
  Inc........................................   1989        Alaska
 Southwest Title and Trust Company(5)........   1990        Oklahoma
 Preferred Land Title Services, Inc..........   1992        New York City
 Fidelity Title and Guaranty Company.........   1994        Florida
 Republic Title of Texas, Inc................   1994        Texas
REAL ESTATE INFORMATION SERVICES:
 Metropolitan Realty Tax Service(6)..........   1990        East Coast
 TRTS Data Services, Inc. ...................   1991        Nationwide
 Metropolitan Credit Reporting Services,
  Inc. ......................................   1993        Northeast
 Metropolitan Property Reporting Services,
  Inc. ......................................   1993        Northeast
 Credco, Inc.................................   1995        Nationwide
 Flood Data Services, Inc. ..................   1995        Nationwide
HOME WARRANTY:
 First American Home Buyers Protection          1986        Arizona, California, Nevada,
  Corporation(7).............................               Texas and Washington

- --------
(1)Unless otherwise indicated, all entities listed are wholly owned by the Company.
(2)99% owned.
(3)Subsequently merged into First American.
(4)80% owned.
(5)99% owned.
(6)Asset acquisition.
(7)79% owned.

REGULATION

  The title insurance business is heavily regulated by state insurance regulatory authorities. These authorities generally possess broad powers with respect to the licensing of title insurers, the types and amounts of investments that title insurers may make, insurance rates, forms of policies and the form and content of required annual statements, as well as the power to audit and examine title insurers. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. Further, most states restrict the amount of dividends and distributions a title insurer may make to its shareholders.

  The National Association of Insurance Commissioners has recently announced that it intends to increase efforts to have its model insurance code adopted by state legislatures. The model insurance code contains restrictions limiting the ability of insurance companies to pay dividends to their shareholders. The dividend limitations in the model code are more restrictive than those set forth in most state insurance codes currently in effect, including the California Insurance Code which governs First American. The Company cannot predict whether the model insurance code or any provision thereof will be adopted in California.

  The Company's home warranty business also is subject to regulation by insurance authorities in the states in which it conducts such business. The Company's trust company and industrial loan company are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, the Company's trust company is regulated by the California Superintendent of Banks and the Company's industrial loan company is regulated by the California Commissioner of Corporations.

INVESTMENT POLICIES

  The Company invests primarily in cash equivalents, federal and municipal governmental securities, mortgage loans and investment grade debt and equity securities. The largely fixed income portfolio is classified in the Company's financial statements as "available for sale." In addition to the Company's investment strategy, state laws impose certain restrictions upon the types and amounts of investments that may be made by the Company's regulated subsidiaries.

  Additionally, on April 21, 1992, the Company entered into a $65 million Credit Agreement with a syndicate of banks that includes The Chase Manhattan Bank (National Association) as both lender and agent for the syndicate (the "Credit Agreement"). Under the terms of the Credit Agreement, a term loan of $65 million was made to the Company on April 27, 1992, and the proceeds thereof were used to retire approximately $63 million of demand and term indebtedness. The Credit Agreement, as amended, contains investment restrictions limiting the types and amounts of investments that the Company and its subsidiaries may make. Such restrictions limit the investments in and advances to subsidiaries and affiliated companies that the Company may make and generally limit the Company's other investments to investment grade securities, such as U.S. Treasury securities, insured bank time deposits or certificates of deposit, repurchase obligations secured by U.S. Treasury securities, bank commercial paper and secured money market funds. The Company is, however, permitted to make certain additional investments not in excess of 25% of stockholders' equity, of which no more than 60% may be in equity securities and no more than $5 million may be with any one issuer.

EMPLOYEES

  The following table provides a summary of the total number of employees of the Company as of December 31, 1995:

                                                                       NUMBER OF
                                  BUSINESS                             EMPLOYEES
                                  --------                             ---------
       Title insurance................................................   8,269
       Real estate information services...............................   1,607
       Home warranty..................................................     187
       Trust and banking..............................................      86
                                                                        -------
        Total.........................................................  10,149
                                                                        =======

ITEM 2. PROPERTIES.

  The Company owns two adjacent office buildings in Santa Ana, California, which house its executive offices, its trust and banking subsidiary and the Orange County title insurance branch operations. This complex, which contains approximately 105,000 square feet of floor space and an enclosed parking area, comprises one city block. The Company also owns an 18,000 square foot office building, located across the street from its main offices, that will provide space for expansion of its home office operations.

  The Company's title insurance subsidiary, First American, and its subsidiaries, own or lease buildings or office space in more than 400 locations throughout the United States and Canada, principally for their respective title operations.

  The Company's real estate information subsidiary, First American Real Estate Information Services, Inc. ("FAREISI"), owns a building in Irving, Texas, which houses its national operations center. This building contains 70,000 square feet of office space and was purchased in September 1992. FAREISI's corporate headquarters are housed in a leased office building located in St. Petersburg, Florida. In addition, FAREISI and its subsidiaries lease office space in more than 75 locations throughout the United States, principally for their respective operations.

  The Company's home warranty subsidiary owns 1.7 acres of land in Van Nuys, California, which contains a 20,000 square foot office building, a 7,000 square foot warehouse and a parking lot.

  Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

ITEM 3. LEGAL PROCEEDINGS.

  Set forth below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the Company's businesses, to which the Company or any of its subsidiaries is a party or of which any of their properties is the subject. Due to the nature of its businesses described in Item 1 above, the Company is involved in numerous routine legal proceedings incidental to such businesses. Some of these proceedings involve claims for damages in material amounts. At this time, however, the Company does not anticipate that the resolution of any of these proceedings will materially and adversely affect its financial condition.

  On April 13, 1990, a civil action entitled Brown, et al. v. Ticor Title Insurance Co., et al., Case No.Civ 90-0577 (PHX-SMM) (U.S. Dist. Ct. Ariz.), was filed in the U.S. District Court in Phoenix, Arizona, by Walter Thomas Brown and Jeffrey L. Dziewit, as purported representatives of title insurance purchasers in Arizona and Wisconsin, alleging violation by First American Title Insurance Company ("First American") and other title insurers of federal antitrust laws in the alleged fixing of rates for title insurance and for search and examination services by reason of defendants' participation in state-regulated rating bureaus in the two states.

On October 11, 1994, the Judicial Panel on Multi-district Litigation ordered that an action entitled Segall, et al. v. Stewart Title Guaranty Co., et al., be transferred from the U.S. District Court for the Eastern District of Wisconsin to the District of Arizona for coordinated or consolidated pretrial proceedings with Brown. These two actions are now consolidated and part of MDL-94-1027, under the title "In Re:Title Search and Examination Services Antitrust Litigation." Segall is a civil suit filed on behalf of a purported class of purchasers of title insurance in Wisconsin against certain title insurance companies and individuals. The Segall suit alleges that the defendants violated federal antitrust laws by reason of the defendants' participation in the state-regulated rating bureau in Wisconsin. The purported plaintiff class includes the Wisconsin plaintiff class members alleged in Brown as well as some additional purported class members. The Company does not believe that the ultimate resolution of this litigation will materially and adversely affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

COMMON STOCK MARKET PRICES AND DIVIDENDS

  The Company's common stock began trading on the New York Stock Exchange (ticker symbol FAF) on December 3, 1993. Prior to December 3, 1993, The Company's common stock was traded over-the-counter on the NASDAQ National Market System. The approximate number of record holders of common stock on February 29, 1996 was 3,274.

  High and low stock prices and dividends for the last two years were:

                                         1995                     1994
                               ------------------------ ------------------------
                                                CASH                     CASH
        QUARTER ENDED          HIGH-LOW RANGE DIVIDENDS HIGH-LOW RANGE DIVIDENDS
        -------------          -------------- --------- -------------- ---------
March 31...................... $20.63--$16.75   $.15    $37.50--$31.00   $.15
June 30....................... $25.50--$19.13   $.15    $30.63--$23.13   $.15
September 30.................. $25.38--$22.75   $.15    $24.50--$20.25   $.15
December 31................... $27.38--$21.75   $.15    $20.50--$16.00   $.15

  While the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The payment of dividends is subject to the restrictions described in Notes 2 and 8 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

ITEM 6. SELECTED FINANCIAL DATA.

THE FIRST AMERICAN FINANCIAL CORPORATION AND SUBSIDIARY COMPANIES

                                           YEAR ENDED DECEMBER 31
                            ----------------------------------------------------
                               1995       1994       1993       1992      1991
                            ---------- ---------- ---------- ---------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..................  $1,250,216 $1,376,393 $1,398,426 $1,115,467 $756,821
Income before cumulative
 effect of a change in ac-
 counting for income taxes
 (Note A).................  $    7,587 $   18,945 $   62,091 $   43,258 $  3,005
Net income................  $    7,587 $   18,945 $   66,291 $   43,258 $  3,005
Total assets..............  $  873,778 $  828,649 $  786,448 $  691,279 $533,357
Notes and contracts pay-
 able.....................  $   77,206 $   89,600 $   85,022 $   81,981 $ 92,889
Stockholders' equity......  $  302,767 $  292,110 $  283,718 $  216,842 $137,950
Return on average stock-
 holders' equity..........        2.6%       6.6%      26.5%      24.4%     2.1%
Cash dividends on common
 shares...................  $    6,850 $    6,869 $    5,840 $    3,989 $  3,748
Per share of common stock
 (Note B)--
 Income before cumulative
  effect of a change in
  accounting for income
  taxes (Note A)..........  $      .67 $     1.66 $     5.47 $     4.55 $    .32
 Net Income...............  $      .67 $     1.66 $     5.84 $     4.55 $    .32
 Stockholder's equity.....  $    26.53 $    25.63 $    24.93 $    19.26 $  15.64
 Cash dividends...........  $      .60 $      .60 $      .51 $      .41 $    .40
Number of common shares
 outstanding--
 Weighted average during
  the year................      11,403     11,447     11,353      9,502    9,478
 End of year..............      11,411     11,395     11,381     11,260    8,821
Title orders opened (Note
 C).......................         894        873      1,218      1,048      819
Title orders closed (Note
 C).......................         667        723        933        809      593
Number of employees.......      10,149      9,033     10,679      8,694    7,585

- --------
  Note A--See Note 10 to the consolidated financial statements for description of a change in accounting for income taxes.

  Note B--Per share information relating to net income is based on the weighted average number of shares outstanding for the years presented. Per share information relating to stockholders' equity is based on shares outstanding at the end of each year.

  Note C--Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

  OVERVIEW--As with all providers of real estate-related financial and informational services, the Company's revenues depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. The majority of the Company's revenues for the title insurance and real estate information segments result from resales and refinancings of residential real estate, and to a lesser extent, from commercial transactions and the construction and sale of new properties. Revenues for the Company's home warranty segment result solely from residential resale activity and do not benefit from refinancings. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, numerous actions taken by the Federal Reserve Board during 1992 and 1993 to stimulate economic recovery caused unusual fluctuations in the traditional pattern of real estate activity. During 1993 mortgage interest rates fell to their lowest level in 25 years. This decline in rates caused an unprecedented volume of refinance transactions and the Company's title insurance and real estate information segments processed record order volumes. Due to inflationary concerns, the Federal Reserve Board began a succession of interest rate increases in February 1994. The resulting increase in mortgage interest rates adversely affected the Company's revenue base in the second half of 1994 (primarily the fourth quarter) as refinance activity came to a virtual halt. This, coupled with the persistently poor real estate economy in California and a return of the traditional seasonal real estate cycle, resulted in a low inventory of open transactions going into 1995. As a result, 1995 first quarter operating revenues experienced a 30% decline when compared with the same period of the prior year. In response to the severe decline in new orders, the Company instituted personnel reductions totaling 26% of the work force from March 1994 through February 1995. However, the cost cutting measures lagged the revenue declines resulting in a fourth quarter 1994 loss of $.25 per share and a first quarter 1995 loss per share of $1.11. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year and into 1996 helped by an easing of monetary policy by the Federal Reserve Board. During the last half of 1995, the national real estate markets improved and refinancing activity began to increase. These factors contributed to a 26% improvement in operating revenues in the last half of 1995 when compared to the first half of 1995 and resulted in earnings per share of $1.68 compared with a loss per share of $1.01.

  OPERATING REVENUES--A summary by segment of the Company's operating revenues is as follows:

                                      1995      %     1994     %     1993     %
                                   ----------- --- ---------- --- ---------- ---
                                          (IN THOUSANDS, EXCEPT PERCENT)
TITLE INSURANCE:
 Direct Operations................ $   517,616  42 $  562,566  41 $  632,226  46
 Agency Operations................     517,173  42    659,015  49    618,353  45
                                   ----------- --- ---------- --- ---------- ---
                                     1,034,789  84  1,221,581  90  1,250,579  91
Real Estate Information...........     145,755  12     94,816   7     95,069   7
Home Warranty.....................      32,531   3     28,116   2     22,402   1
Trust and Banking.................      14,110   1     12,433   1     11,731   1
                                   ----------- --- ---------- --- ---------- ---
                                   $ 1,227,185 100 $1,356,946 100 $1,379,781 100
                                   =========== === ========== === ========== ===

  Operating revenues from direct title operations decreased 8.0% in 1995 as compared with 1994. This decrease was primarily attributable to a 7.7% decrease in the number of title orders closed by the Company's direct operations. The Company's direct title operations closed 667,200 title orders during 1995, as compared with 722,900 title orders closed during 1994. This decrease was attributable to higher interest rates and inclement weather which resulted in reduced national real estate activity in the first half of 1995. Operating revenues from direct title operations decreased 11.0% in 1994 as compared with 1993. The decrease was primarily attributable to a 22.5% decline in the number of title orders closed, offset in part by an increase in the average revenues per order closed. The decrease in orders closed was due to a decline in refinance activity, the subsiding real estate economy in California (a state highly concentrated with direct title operations) and the return of the traditional, seasonal real estate cycle in the fourth quarter 1994. The average revenues per order closed were $778 for 1994 as compared with $678 for 1993. The increase reflected a change in the Company's business mix from predominantly lower margin refinance transactions in 1993 to a more balanced mix in 1994, including higher margin resale transactions. Operating revenues from agency title operations, which are more concentrated in the midwestern and eastern sectors of the country, decreased 21.5% in 1995 from 1994. The decrease reflects a slow first half of 1995 as discussed above, compounded by the inherent delay in reporting by agents of the resurgence in business for the latter part of 1995. Operating revenues from agency title operations increased 6.6% in 1994 over 1993. This increase was primarily attributable to the high level of orders closed with our agents during the fourth quarter 1993 and not reported to the Company until the beginning of 1994, as well as the increase in resale activity, offset in part by the decline in refinance transactions.

  Real estate information operating revenues increased 53.7% in 1995 when compared with 1994. This increase was primarily attributable to $59.8 million of operating revenues contributed by new acquisitions, partially offset by the same economic factors affecting title insurance mentioned above. Operating revenues remained relatively constant for 1994 when compared with 1993; this constant level of revenues, in spite of a significant fourth quarter 1994 revenue reduction, was primarily attributable to the heavy volume of refinance transactions that continued through the end of 1993 and into the beginning of 1994, as well as approximately $6.0 million of revenues contributed by companies acquired during 1994.

  Home warranty operating revenues increased 15.7% in 1995 over 1994 and 25.5% in 1994 over 1993. These increases were primarily attributable to improvements in certain of the residential resale markets in which this segment operates, successful geographic expansion, increased consumer awareness and an increase in the number of annual renewals.

  INVESTMENT AND OTHER INCOME--Investment and other income increased 18.4% in 1995 over 1994 and 4.3% in 1994 over 1993. The increase in the current year was primarily attributable to gains on the sale of certain investments, a $.7 million fire insurance recovery and increased equity in earnings of affiliates of $.5 million, offset in part by a 9.3% decrease in the average investment portfolio balance. The increase in 1994 over 1993 was due to a 22.2% increase in the average investment portfolio balance, offset in part by a reduction of $1.4 million in equity in earnings of affiliates. See Note 9 to the consolidated financial statements for additional details on investment and other income.

  SALARIES AND OTHER PERSONNEL COSTS--A summary by segment of the Company's salaries and other personnel costs is as follows:

                                            1995    %    1994    %    1993    %
                                          -------- --- -------- --- -------- ---
                                              (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance.......................... $352,745  82 $369,100  87 $354,343  89
Real Estate Information..................   57,738  13   36,073   8   26,732   7
Home Warranty............................    7,714   2    7,078   2    6,076   1
Trust and Banking........................    4,799   1    4,087   1    3,962   1
Corporate................................    8,988   2    6,990   2    6,789   2
                                          -------- --- -------- --- -------- ---
                                          $431,984 100 $423,328 100 $397,902 100
                                          ======== === ======== === ======== ===

  The Company's title insurance segment is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. The expense component is affected by two competing factors: The need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. Commencing in the second quarter 1994 through the first quarter 1995, the Company's ability to match cost reductions with order declines was hampered by the continual upward adjustment of interest rates by the Federal Reserve Board. In addition, the Company's growth in operations servicing builder and lender business has created ongoing fixed costs required to service accounts, even when market conditions are producing fewer new orders.

  Title insurance personnel expenses decreased 4.4% in 1995 from 1994. The decrease relates directly to the Company's intensified efforts during the latter part of 1994 and the beginning of 1995 to adjust personnel and related expense levels commensurate with new order counts. This cost-containment process stabilized the cost of the labor base at a more acceptable level as business improved during the second quarter 1995. This decrease was offset, in part, by acquisition activity and modest personnel increases in the second half of 1995. Personnel expenses increased 4.2% in 1994 over 1993. This increase was primarily attributable to the additional personnel needed to service the heavy volume of title orders (predominately refinance transactions) that continued through the end of 1993 into the first quarter of 1994 and, to a lesser extent, acquisition activity. This increase was partially offset by the effects of personnel reductions that commenced during the beginning of the second quarter 1994, and continued throughout the rest of 1994 in response to significantly reduced order counts; although, due to the costs associated with terminations, expense declines lagged behind personnel reductions.

  Real estate information personnel expenses increased 60.1% in 1995 over 1994. This increase was primarily due to $20.0 million of personnel costs associated with acquisitions, and to a lesser extent, in-house development of a new electronic communications delivery system for information based products. This was offset in part by personnel reductions associated with the decline in new tax service contracts which began in the last half of 1994 and continued into the first half of 1995. Personnel expenses increased 34.9% in 1994 over 1993. This increase was primarily due to personnel costs incurred servicing the heavy volume of business during the first half of 1994, costs associated with developing new and enhancing existing computer software to better service customer needs and $2.9 million of costs attributable to company acquisitions. This increase was partially offset by a 13.8% reduction in personnel in the last half of 1994, although, due to personnel separation costs, expense declines lagged behind personnel reductions.

  Home warranty personnel expenses increased 9.0% in 1995 over 1994 and 16.5% in 1994 over 1993. The increases were primarily due to the additional personnel required to service the increased business volume in the states the segment currently services, as well as new geographic expansion and modest salary increases. These increases were offset in part by ongoing efforts of management to maximize personnel efficiencies.

  In December 1990, the Financial Accounting Standards Board (FASB) issued Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This standard became effective in 1993 and requires the Company to accrue the cost of providing postretirement health care and life insurance benefits over the service lives of employees. Compliance with this standard did not materially affect the Company's results of operations or financial condition. In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This standard became effective in 1994 and requires employers to accrue an obligation if the benefits are attributable to service already rendered, the benefits accumulate or vest, payment is probable, and the amounts can be reasonably estimated. Compliance with the standard did not materially affect the Company's results of operations or financial condition.

  PREMIUMS RETAINED BY AGENTS--A summary of agent retention and agent revenues is as follows:

                                                        1995     1994     1993
                                                      -------- -------- --------
                                                        (IN THOUSANDS, EXCEPT
                                                               PERCENT)
      Agent Retention................................ $413,444 $533,598 $504,375
                                                      ======== ======== ========
      Agent Revenues................................. $517,173 $659,015 $618,353
                                                      ======== ======== ========
      % Retained by Agents...........................      80%      81%      82%
                                                      ======== ======== ========

  The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices as well as rating structures. The decrease in the percentage amount of title premiums retained by agents was the direct result of changes in the geographic mix of agency revenues.

  OTHER OPERATING EXPENSES--A summary by segment of the Company's other operating expenses is as follows:

                                            1995    %    1994    %    1993    %
                                          -------- --- -------- --- -------- ---
                                              (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance.......................... $188,024  72 $184,723  79 $183,213  82
Real Estate Information..................   61,167  23   37,479  16   29,556  13
Home Warranty............................    1,843   1    1,901   1    1,299   1
Trust and Banking........................    5,650   2    4,829   2    4,140   2
Corporate................................    3,927   2    3,600   2    4,726   2
                                          -------- --- -------- --- -------- ---
                                          $260,611 100 $232,532 100 $222,934 100
                                          ======== === ======== === ======== ===

  Title insurance other operating expenses remained relatively constant for the last three years. The modest percentage changes noted are due in part to marginal price level increases by vendors and acquisition activity, partially offset by successful cost-containment programs. Other operating expenses were also impacted by changes in incremental costs (i.e., office supplies, document reproduction, messenger services, plant maintenance and title search costs) associated with the relative changes in open order counts.

  Real estate information other operating expenses increased 63.2% in 1995 over 1994 and 26.8% in 1994 over 1993. The increase in 1995 was primarily attributable to $28.8 million relating to acquisitions, offset in part by cost-containment programs in light of a reduction in new tax service contracts in 1995. The increase in 1994 was attributable to the incremental costs incurred servicing the heavy volume of business during the first half of 1994, costs associated with developing and enhancing computer software, costs incurred in assimilating and expanding the mortgage credit reporting operations, and $2.0 million of other operating expenses attributable to acquisitions.

  PROVISION FOR TITLE LOSSES AND OTHER CLAIMS--A summary by segment of the Company's provision for title losses and other claims is as follows:

                                            1995    %    1994    %    1993    %
                                           ------- --- -------- --- -------- ---
                                              (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance........................... $68,338  76 $ 93,012  84 $111,038  89
Real Estate Information...................   3,166   3    2,129   2    2,683   2
Home Warranty.............................  18,857  21   15,022  14   11,762   9
Trust and Banking.........................      26           67          105
                                           ------- --- -------- --- -------- ---
                                           $90,387 100 $110,230 100 $125,588 100
                                           ======= === ======== === ======== ===

  The provision for title insurance losses expressed as a percentage of title insurance operating revenues was 6.6% in 1995, 7.6% in 1994, and 8.9% in 1993. The decreases were primarily attributable to an ongoing improvement in the Company's claims experience, as well as a reduction in major claims activity. The Company anticipates that the improvement over the past several years will continue in 1996. The provision for home warranty losses as a percentage of home warranty operating revenues was 58.0% in 1995, 53.4% in 1994, and 52.5% in 1993. These increases were primarily attributable to increases in the average number of claims per contract experienced during these periods, resulting from the home warranty operations offering extended coverages on its warranties.

  DEPRECIATION AND AMORTIZATION--Capital expenditures as well as depreciation and amortization are summarized in Note 14 to the consolidated financial statements.

  INTEREST--Interest expense remained relatively unchanged in 1995 when compared with 1994 primarily as the result of an average outstanding debt balance and comparable average interest rates. Interest expense increased 41.8% in 1994 over 1993 primarily due to $1.5 million of interest expense attributable to a

December 1993 trust deed note, which was paid off in November of 1994, and a higher average interest rate, offset in part by a 3.7% decrease in the average outstanding debt balance. The Company, at its option, has a reduced interest rate option on the variable rate indebtedness portion of the Company's credit facility. This agreement is described in Note 8 to the consolidated financial statements.

  MINORITY INTERESTS--Minority interests in net income of consolidated subsidiaries decreased 27.6% in 1995 from 1994 and 44.1% in 1994 from 1993. The decrease in 1995 over 1994 was primarily attributable to the Company's purchases of shares from minority shareholders. The decrease in 1994 over 1993 was due to a decline in the profitability of the Company's less than 100% owned subsidiaries, the August 1994 sale of the Company's remaining interest in North American Title Insurance Company and the purchases of shares from minority shareholders.

  PRETAX PROFITS--A summary by segment of the Company's pretax profits is as follows:

                                          1995     %   1994     %    1993     %
                                        --------  --- -------  --- --------  ---
                                           (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance........................ $ 17,540   37 $37,819   58 $ 97,314   69
Real Estate Information................   19,690   42  17,371   27   35,046   25
Home Warranty..........................    6,828   14   6,709   10    5,477    4
Trust and Banking......................    3,304    7   3,214    5    3,313    2
                                        --------  --- -------  --- --------  ---
                                          47,362  100  65,113  100  141,150  100
                                        --------  === -------  === --------  ===
Corporate..............................  (19,948)     (17,415)      (19,542)
                                        --------      -------      --------
                                        $ 27,414      $47,698      $121,608
                                        ========      =======      ========

  The Company's profit margins and pretax profits vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. For example, in title insurance operations, commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Further, profit margins from refinancing activities are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for, refinancing transactions. Cancellations of title orders adversely affect pretax profits because costs are incurred and expensed in opening and processing such orders but revenues are not generated. Also, the Company's direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company's direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increases. Home warranty pretax profits improve as the volume of residential resales increases. In general, the title insurance business is a lower margin business when compared to the Company's other segments. The lower margins reflect the high fixed cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing constraints.

  PREMIUM TAXES--A summary by pertinent segment of the Company's premium taxes is as follows:

                                              1995    %   1994    %   1993    %
                                             ------- --- ------- --- ------- ---
                                               (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance............................. $13,016  96 $14,873  96 $17,119  97
Home Warranty...............................     611   4     580   4     498   3
                                             ------- --- ------- --- ------- ---
                                             $13,627 100 $15,453 100 $17,617 100
                                             ======= === ======= === ======= ===

  Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a "premium" tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of title insurance and home warranty operating revenues. Premium taxes for title insurance decreased 12.5% in 1995 from 1994 and 13.1% in 1994 from 1993. These changes correspond to the relative decreases in title insurance operating revenues. Premium taxes as a percent of title insurance operating revenues remained relatively constant at approximately 1.2%. Premium taxes for home warranty increased 5.3% in 1995 over 1994 and 16.5% in 1994 over 1993. These changes reflect the level of home warranty premiums written during the respective periods.

  INCOME TAXES--The Company's effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 45.0% for 1995, 41.2% for 1994 and 40.3% for 1993. The increases in effective rate were primarily attributable to the reduction in the deductibility of certain business expenses, as mandated by the Revenue Reconciliation Act of 1993, and increases in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries' contribution to pretax profits. The increase in effective rate for 1994 was partially offset by the utilization of $1.8 million of capital loss carryforwards, for which the Company had previously established a valuation allowance, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 10 to the consolidated financial statements.

  In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes," which became effective for 1993. This statement prescribes the use of the liability method of accounting for income taxes, whereby deferred tax assets and liabilities are calculated at the balance sheet date using current tax laws and rates in effect. The cumulative effect of this change in accounting principal was recognized in the first quarter of 1993 in the form of a one-time benefit totaling $4.2 million.

  NET INCOME--Net income and per share information are summarized as follows:

                                                          1995    1994    1993
                                                         ------- ------- -------
                                                          (IN THOUSANDS, EXCEPT
                                                                PERCENT)
Income before cumulative effect of a change in account-
 ing for income taxes..................................  $ 7,587 $18,945 $62,091
                                                         ======= ======= =======
Net income.............................................  $ 7,587 $18,945 $66,291
                                                         ======= ======= =======
Weighted average shares................................   11,403  11,447  11,353
                                                         ======= ======= =======
Income per share before cumulative effect of a change
 in accounting for income taxes........................  $  0.67 $  1.66 $  5.47
                                                         ======= ======= =======
Net income per share...................................  $  0.67 $  1.66 $  5.84
                                                         ======= ======= =======

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities amounted to $30.4 million, $53.9 million and $105.7 million for 1995, 1994 and 1993, respectively, after claim payments of $66.6 million, $87.6 million and $77.3 million, respectively. The principal non-operating uses of cash and cash equivalents for the three-year period ended December 31, 1995, were for additions to the investment portfolio, capital expenditures, company acquisitions and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were from proceeds from the sales and maturities of certain investments, and in 1994, proceeds from the sale of property and equipment and proceeds from the issuance of debt. The net effect of all activities on total cash and cash equivalents was a decrease of $8.3 million in 1995 and increases of $23.9 million and $10.5 million in 1994 and 1993, respectively.

  Notes and contracts payable as a percentage of total capitalization as of December 31, 1995, was 19.1% as compared with 22.1% as of the prior year end. The decrease was primarily attributable to a $12.4 million net decrease in debt. As part of the Company's strategy to extend the maturity of, and provide a long-term amortization schedule for, its outstanding demand and term indebtedness, the Company entered into a credit agreement with the Chase Manhattan Bank as agent on April 21, 1992. Under the terms of the credit agreement, the company borrowed $65.0 million on April 27, 1992, and used the proceeds thereof to retire approximately $63 million of demand and near-term indebtedness. During 1994, the Company amended the credit agreement to borrow an additional $20.0 million of variable rate indebtedness to pay off an existing higher rate trust deed note. In addition, the amendment provided for a $30.0 million revolving line of credit which remained unused as of December 31, 1995. This credit agreement is more fully described in Note 8 to the consolidated financial statements.

  Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 1996 from its principle subsidiary, First American Title Insurance Company, is $44.6 million. Such restrictions have not had, nor are they expected to have, an impact on the Company's ability to meet its cash obligations.

  Due to the Company's significant liquid asset position and its consistent ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated cash requirements. The Company's strong financial position will enable management to react to future opportunities for acquisitions or other investments in support of the Company's continued growth and expansion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

                                                                            PAGE
                                   INDEX                                    NO.
                                   -----                                    ----
Report of Independent Accountants..........................................  23
Financial Statements:
 Consolidated Balance Sheets...............................................  24
 Consolidated Statements of Income.........................................  26
 Consolidated Statements of Stockholders' Equity...........................  27
 Consolidated Statements of Cash Flows.....................................  28
 Notes to Consolidated Financial Statements................................  29
Unaudited Quarterly Financial Data.........................................  44
Financial Statement Schedules:
 I.Summary of Investments--Other than Investments in Related Parties.......  45
 II.Condensed Financial Information of Registrant..........................  46
 III.Supplementary Insurance Information...................................  50
 IV.Reinsurance............................................................  52
 V.Valuation and Qualifying Accounts.......................................  53


  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
  ON THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  In our opinion, the consolidated financial statements and financial statement schedules listed in the index on page 22 present fairly, in all material respects, the financial position of The First American Financial Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1993.

PRICE WATERHOUSE LLP

Costa Mesa, California
February 28, 1996

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           DECEMBER 31
                                                    --------------------------
                                                        1995          1994
                                                    ------------  ------------
Cash and Cash Equivalents.......................... $145,902,000  $154,234,000
                                                    ------------  ------------
Accounts and Accrued Income Receivable,
 less allowances ($5,970,000 and $4,022,000).......   75,069,000    47,103,000
                                                    ------------  ------------
Income Tax Receivable..............................                  7,324,000
                                                                  ------------
Investments:
  Deposits with savings and loan associations and
   banks...........................................   18,637,000    18,538,000
  Debt securities..................................  128,875,000   149,190,000
  Equity securities................................   21,445,000    21,813,000
  Other long-term investments......................   25,230,000    25,224,000
                                                    ------------  ------------
                                                     194,187,000   214,765,000
                                                    ------------  ------------
Loans Receivable...................................   46,134,000    40,546,000
                                                    ------------  ------------
Property and Equipment, at cost:
  Land.............................................   15,031,000    14,599,000
  Buildings........................................   73,580,000    70,073,000
  Furniture and equipment..........................  103,885,000    90,542,000
  Less--accumulated depreciation...................  (73,672,000)  (64,659,000)
                                                    ------------  ------------
                                                     118,824,000   110,555,000
                                                    ------------  ------------
Title Plants and Other Indexes.....................   82,454,000    54,781,000
                                                    ------------  ------------
Assets Acquired in Connection with Claim
 Settlements.......................................   25,592,000    27,223,000
                                                    ------------  ------------
Deferred Income Taxes..............................   39,994,000    43,726,000
                                                    ------------  ------------
Goodwill and Other Intangibles, less accumulated
 amortization ($9,227,000 and $7,464,000)..........   71,825,000    61,322,000
                                                    ------------  ------------
Deferred Policy Acquisition Costs..................   24,342,000    26,060,000
                                                    ------------  ------------
Other Assets.......................................   49,455,000    41,010,000
                                                    ------------  ------------
                                                    $873,778,000  $828,649,000
                                                    ============  ============


                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            DECEMBER 31
                                                     -------------------------
                                                         1995         1994
                                                     ------------ ------------
Demand Deposits..................................... $ 43,418,000 $ 38,695,000
                                                     ------------ ------------
Accounts Payable and Accrued Liabilities:
  Accounts payable..................................    6,289,000    5,329,000
  Salaries and wages................................   20,872,000   18,935,000
  Other.............................................   53,777,000   36,542,000
                                                     ------------ ------------
                                                       80,938,000   60,806,000
                                                     ------------ ------------
Deferred Revenue....................................  104,315,000  117,828,000
                                                     ------------ ------------
Reserve for Known and Incurred But Not Reported
 Claims.............................................  238,161,000  206,743,000
                                                     ------------ ------------
Income Tax Payable..................................    2,812,000
                                                     ------------
Notes and Contracts Payable.........................   77,206,000   89,600,000
                                                     ------------ ------------
Minority Interests in Consolidated Subsidiaries.....   24,161,000   22,867,000
                                                     ------------ ------------
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Equity:
  Preferred stock, $1 par value
   Authorized--500,000 shares
   Outstanding--None
  Common stock, $1 par value
   Authorized--24,000,000 shares
   Outstanding--11,411,000 and 11,395,000 shares....   11,411,000   11,395,000
  Additional paid-in capital........................   44,270,000   44,013,000
  Retained earnings.................................  243,093,000  242,356,000
  Net unrealized gain (loss) on securities..........    3,993,000   (5,654,000)
                                                     ------------ ------------
Total Stockholders' Equity..........................  302,767,000  292,110,000
                                                     ------------ ------------
                                                     $873,778,000 $828,649,000
                                                     ============ ============



                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31
                                    --------------------------------------------
                                         1995           1994           1993
                                    -------------- -------------- --------------
REVENUES
  Operating revenues..............  $1,227,185,000 $1,356,946,000 $1,379,781,000
  Investment and other income.....      23,031,000     19,447,000     18,645,000
                                    -------------- -------------- --------------
                                     1,250,216,000  1,376,393,000  1,398,426,000
                                    -------------- -------------- --------------
EXPENSES
  Salaries and other personnel
   costs..........................     431,984,000    423,328,000    397,902,000
  Premiums retained by agents.....     413,444,000    533,598,000    504,375,000
  Other operating expenses........     260,611,000    232,532,000    222,934,000
  Provision for title losses and
   other claims...................      90,387,000    110,230,000    125,588,000
  Depreciation and amortization...      18,002,000     19,796,000     16,333,000
  Interest........................       6,242,000      6,267,000      4,419,000
  Minority interests..............       2,132,000      2,944,000      5,267,000
                                    -------------- -------------- --------------
                                     1,222,802,000  1,328,695,000  1,276,818,000
                                    -------------- -------------- --------------
Income before premium and income
 taxes............................      27,414,000     47,698,000    121,608,000
Premium taxes.....................      13,627,000     15,453,000     17,617,000
                                    -------------- -------------- --------------
Income before income taxes........      13,787,000     32,245,000    103,991,000
Income taxes......................       6,200,000     13,300,000     41,900,000
                                    -------------- -------------- --------------
Income before cumulative effect of
 a change in accounting for income
 taxes............................       7,587,000     18,945,000     62,091,000
Cumulative effect of a change in
 accounting for income taxes......                                     4,200,000
                                    -------------- -------------- --------------
Net income........................  $    7,587,000 $   18,945,000 $   66,291,000
                                    ============== ============== ==============
Per share data--based upon the
 weighted average number
 of common shares outstanding
Income before cumulative effect of
 a change in accounting for income
 taxes............................  $         0.67 $         1.66 $         5.47
Cumulative effect of a change in
 accounting for income taxes......                                          0.37
                                    -------------- -------------- --------------
Net income........................  $         0.67 $         1.66 $         5.84
                                    ============== ============== ==============

                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                NET
                                                   ADDITIONAL                  LONG-TERM    UNREALIZED
                                        COMMON       PAID-IN      RETAINED      DEBT OF     GAIN (LOSS)
                            SHARES       STOCK       CAPITAL      EARNINGS       ESOT      ON SECURITIES
                          ----------  -----------  -----------  ------------  -----------  -------------
BALANCE AT DECEMBER 31,
 1992...................  11,260,000  $11,260,000  $39,662,000  $169,829,000  $(5,196,000)  $ 1,287,000
Net income for 1993.....                                          66,291,000
Cash dividends on common
 shares.................                                          (5,840,000)
Shares issued in
 connection with company
 acquisitions...........     141,000      141,000    3,897,000
Shares issued in
 connection with stock
 bonus plan.............      46,000       46,000    1,154,000
Purchase of Company
 shares.................     (66,000)     (66,000)  (1,572,000)
Decrease in ESOT debt...                                                        2,599,000
Net unrealized gain on
 securities.............                                                                        226,000
                          ----------  -----------  -----------  ------------  -----------   -----------
BALANCE AT DECEMBER 31,
 1993...................  11,381,000   11,381,000   43,141,000   230,280,000   (2,597,000)    1,513,000
Net income for 1994.....                                          18,945,000
Cash dividends on common
 shares.................                                          (6,869,000)
Shares issued in
 conneciton with company
 acquisitions...........      85,000       85,000    2,596,000
Shares issued in
 connection with stock
 bonus plan.............      55,000       55,000    1,855,000
Purchase of Company
 shares.................    (126,000)    (126,000)  (3,579,000)
Decrease in ESOT debt...                                                        2,597,000
Net unrealized loss on
 securities.............                                                                     (7,167,000)
                          ----------  -----------  -----------  ------------  -----------   -----------
BALANCE AT DECEMBER 31,
 1994...................  11,395,000   11,395,000   44,013,000   242,356,000                 (5,654,000)
Net income for 1995.....                                           7,587,000
Cash dividends on common
 shares.................                                          (6,850,000)
Shares issued in
 conneciton with company
 acquisitions...........     105,000      105,000    2,607,000
Shares issued in
 connection with stock
 bonus plan.............      65,000       65,000    1,088,000
Purchase of Company
 shares.................    (154,000)    (154,000)  (3,438,000)
Net unrealized loss on
 securities.............                                                                      9,647,000
                          ----------  -----------  -----------  ------------  -----------   -----------
BALANCE AT DECEMBER 31,
 1995...................  11,411,000  $11,411,000  $44,270,000  $243,093,000                $ 3,993,000
                          ==========  ===========  ===========  ============  ===========   ===========

                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                      -----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income.........................  $  7,587,000  $ 18,945,000  $  66,291,000
 Adjustments to reconcile net income
  to cash provided by operating
  activities--
   Cumulative effect of a change in
    accounting for income taxes.....                                 (4,200,000)
   Provision for title losses and
    other claims....................    90,387,000   110,230,000    125,588,000
   Depreciation and amortization....    18,002,000    19,796,000     16,333,000
   Minority interests in net income.     2,132,000     2,944,000      5,267,000
   Other, net.......................       207,000     1,673,000     (1,639,000)
 Changes in assets and liabilities
  excluding effects of company
  acquisitions and noncash
  transactions--
   Claims paid, including assets
    acquired, net of recoveries.....   (66,639,000)  (87,579,000)   (77,305,000)
   Net change in income tax
    accounts........................    10,777,000   (19,159,000)   (32,956,000)
   (Increase) decrease in accounts
    and accrued income receivable...   (22,943,000)   17,809,000    (15,954,000)
   Increase (decrease) in accounts
    payable and accrued liabilities.    11,057,000    (5,140,000)     5,450,000
   (Decrease) increase in deferred
    revenue.........................   (13,588,000)    8,544,000     23,341,000
   Other, net.......................    (6,542,000)  (14,148,000)    (4,488,000)
                                      ------------  ------------  -------------
 CASH PROVIDED BY OPERATING
  ACTIVITIES........................    30,437,000    53,915,000    105,728,000
                                      ------------  ------------  -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Net cash effect of company
  acquisitions......................   (30,921,000)   (9,075,000)    (3,803,000)
 Net decrease in deposits with
  banks.............................       901,000     2,864,000      1,822,000
 Purchases of debt and equity
  securities........................   (19,513,000)  (94,826,000)  (105,147,000)
 Proceeds from sales of debt and
  equity securities.................    41,066,000    40,755,000     33,799,000
 Proceeds from maturities of debt
  securities........................    19,278,000    57,122,000     30,411,000
 Net decrease (increase) in other
  long-term investments.............     2,761,000    (1,643,000)      (503,000)
 Net increase in loans receivable...    (5,588,000)   (7,226,000)    (2,501,000)
 Capital expenditures...............   (21,731,000)  (34,562,000)   (36,161,000)
 Net proceeds from sale of property
  and equipment.....................       757,000    32,367,000      3,885,000
                                      ------------  ------------  -------------
 CASH USED FOR INVESTING ACTIVITIES.   (12,990,000)  (14,224,000)   (78,198,000)
                                      ------------  ------------  -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net change in demand deposits......     4,723,000     6,185,000      3,217,000
 Proceeds from insurance of debt....                  20,000,000
 Repayment of debt..................   (20,060,000)  (31,366,000)   (12,769,000)
 Purchase of Company shares.........    (3,592,000)   (3,705,000)    (1,638,000)
 Cash dividends.....................    (6,850,000)   (6,869,000)    (5,840,000)
                                      ------------  ------------  -------------
 CASH USED FOR FINANCING ACTIVITIES.   (25,779,000)  (15,755,000)   (17,030,000)
                                      ------------  ------------  -------------
Net (decrease) increase in cash and
 cash equivalents...................    (8,332,000)   23,936,000     10,500,000
Cash and cash equivalents--Beginning
 of year............................   154,234,000   130,298,000    119,798,000
                                      ------------  ------------  -------------
 CASH AND CASH EQUIVALENTS--END OF
  YEAR..............................  $145,902,000  $154,234,000  $ 130,298,000
                                      ============  ============  =============
SUPPLEMENTAL INFORMATION:
 Cash paid during the year for:
  Interest..........................  $  6,108,000  $  6,153,000  $   5,098,000
  Premium taxes.....................  $ 14,048,000  $ 18,478,000  $  16,237,000
  Income taxes......................  $  6,580,000  $ 36,374,000  $  73,549,000
 Noncash investing and financing
  activities:
  Shares issued for stock bonus
   plan.............................  $  1,153,000  $  1,910,000  $   1,200,000
  Company acquisitions in exchange
   for common stock.................  $  2,712,000  $  2,681,000  $   4,038,000
  Net unrealized gain (loss) on
   securities.......................  $  9,647,000  $ (7,167,000) $     226,000
  Liabilities in connection with
   company acquisitions.............  $ 20,345,000  $ 12,956,000  $  20,011,000
  Increase in equity due to
   reduction of long-term debt of
   ESOT.............................                $  2,597,000  $   2,599,000
  Debt incurred in connection with
   purchase of real property........                $  3,750,000
  Debt incurred in connection with
   the purchase of other
   investments......................                $  4,870,000

                 See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

  The consolidated financial statements include the accounts of The First American Financial Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.

 Cash equivalents

  The Company considers cash equivalents to be all short-term investments which have an initial maturity of 90 days or less and are not restricted for statutory deposit or premium reserve requirements. The carrying amount for cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

 Investments

  Deposits with savings and loan associations and banks are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

  Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various corporations and certain state and political subdivisions.

  Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stocks of corporate entities in which the Company's ownership does not exceed 20%.

  Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting, and notes receivable, which are carried at the lower of cost or estimated realizable value.

  Realized gains and losses on investments are determined using the specific identification method. Unrealized gains or losses on debt and equity securities are included, net of related tax effects, as a separate component of stockholders' equity.

 Property and equipment

  Depreciation on buildings and furniture and equipment is computed using the declining balance and straight-line methods over estimated useful lives of 25 to 45 and 3 to 10 years, respectively.

 Title plants and other indexes

  Title plants and other indexes are carried at original cost. Appraised values are used in conjunction with the acquisition of purchased subsidiaries. The cost of daily maintenance (updating) of these plants and other indexes are charged to expense as incurred. Because properly maintained title plants and other indexes have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation.

 Assets acquired in connection with claim settlements

  In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property, or judgment liens. These assets, sometimes referred to as "salvage assets," are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon. Judgment liens primarily represent funds expended by the Company to purchase judgments to satisfy title claims.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Goodwill and other intangibles

  Goodwill recognized in business combinations is amortized over its estimated useful life ranging from 30 to 40 years. Other intangibles, which include customer lists, covenants not to compete and organization costs, are amortized over their estimated useful lives, ranging from 3 to 20 years.

 Deferred policy acquisition costs

  Deferred policy acquisition costs are directly related to the procurement of home warranty and tax service contracts. These costs are deferred and amortized to expense in the same pattern as contract fees are recognized as revenues.

 Reserve for known and incurred but not reported claims

  The Company provides for title insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized. Historically, major claims (i.e., claims greater than $0.5 million) were charged to expense as they became known because the unique circumstances surrounding most major claims made it inherently impractical to predict the incidence and amount of such claims. In the fourth quarter 1995, the Company determined, with the assistance of an actuarial study, that sufficient major claims data now exists to reasonably estimate a reserve for incurred but not reported claims. Accordingly, the reserve for incurred but not reported claims at December 31, 1995, includes major claims. The inclusion of major claims did not have a material effect on the Company's financial condition or results of operations. Title insurance losses and other claims associated with ceded reinsurance are provided for as the company remains contingently liable in the event that the reinsurer does not satisfy its obligations. The reserve for known and incurred but not reported claims reflects management's best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported. The process applied to estimate claims costs is subject to many variables, including changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. It is reasonably possible that a change in the estimate will occur in the future.

  The Company provides for claim losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per claim is calculated using the average of the most recent twelve months of claims experience.

 Operating revenues

  Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent.

  Revenues from tax service contracts are recognized proportionately over the estimated duration of the contracts as the related servicing costs are estimated to occur. The majority of the servicing costs, approximately 70%, is incurred in the year the contract is executed, with the remaining 30% incurred over the remaining service life of the contract.

  Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts.

  Interest on loans with the Company's thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Premium taxes

  Title insurance and home warranty companies, like other types of insurers, are generally not subject to state income or franchise taxes. However, in lieu thereof, most states impose a tax based primarily on insurance premiums written. This premium tax is reported as a separate line item in the consolidated statements of income in order to provide a more meaningful disclosure of the taxation of the Company.

 Income taxes

  Taxes are based on income for financial reporting purposes and include deferred taxes applicable to temporary differences between the financial statement carrying amount and the tax basis of certain of the Company's assets and liabilities.

 Use of Estimates

  Certain amounts and disclosures included in the consolidated financial statements require management to make estimates which could differ from actual results.

 Fiduciary assets and liabilities

  Assets and liabilities of the trusts and escrows administered by the Company are not included in the consolidated balance sheets.

NOTE 2. STATUTORY RESTRICTIONS ON STOCKHOLDERS' EQUITY AND INVESTMENTS:

  Pursuant to insurance and other regulations of the various states in which the Company's title insurance subsidiary, First American Title Insurance Company (FATICO), operates, the amount of dividends, loans and advances available to the parent company from FATICO is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the parent company from FATICO in 1996 is $44.6 million.

  Investments carried at $12.8 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 1995.

  FATICO maintained statutory capital and surplus of $205.6 million and $212.5 million at December 31, 1995 and 1994, respectively. Statutory net income for the years ended December 31, 1995, 1994 and 1993 was $11.4 million, $15.5 million and $83.0 million respectively.

  FATICO, domiciled in the state of California, prepares its statutory financial statements in accordance with prescribed accounting practices which include a variety of publications of the National Association of Insurance Commissioners, state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

NOTE 3. DEBT AND EQUITY SECURITIES:

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that all debt and equity securities, other than those that the Company has the ability and intent to hold to maturity, be carried at fair value. The Company has classified its securities portfolio as available-for-sale and, in accordance with SFAS No. 115, has included fair value adjustments as a separate component of stockholders' equity, net of tax. Prior to January 1, 1994, the Company reported only its equity securities at fair value with adjustments included, net of tax, as a separate component of stockholders' equity.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The amortized cost and estimated fair value of investments in debt securities are as follows:

                                                          GROSS
                                                        UNREALIZED    ESTIMATED
                                            AMORTIZED --------------    FAIR
                                              COSTS   GAINS  LOSSES     VALUE
                                            --------- ------ -------  ---------
                                                      (IN THOUSANDS)
DECEMBER 31, 1995
U.S. Treasury securities................... $ 42,325  $1,189 $   (68) $ 43,446
Corporate securities.......................   36,927   1,041     (72)   37,896
Obligations of states and political
 subdivisions..............................   39,644     291    (228)   39,707
Mortgage-backed securities.................    7,861      66    (101)    7,826
                                            --------  ------ -------  --------
                                            $126,757  $2,587 $  (469) $128,875
                                            ========  ====== =======  ========
DECEMBER 31, 1994
U.S. Treasury securities................... $ 51,586  $  179 $(1,949) $ 49,816
Corporate securities.......................   36,773      20  (2,752)   34,041
Obligations of states and political
 subdivisions..............................   57,203     426  (2,932)   54,697
Mortgage-backed securities.................   11,722      32  (1,118)   10,636
                                            --------  ------ -------  --------
                                            $157,284  $  657 $(8,751) $149,190
                                            ========  ====== =======  ========

  The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturities, are as follows:

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
                                                               (IN THOUSANDS)
   Due in one year or less.................................. $ 22,315  $ 22,379
   Due after one year through five years....................   53,670    54,543
   Due after five years through ten years...................   36,107    37,610
   Due after ten years......................................    6,804     6,517
                                                             --------  --------
                                                              118,896   121,049
   Mortgage-backed securities...............................    7,861     7,826
                                                             --------  --------
                                                             $126,757  $128,876
                                                             ========  ========

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The cost and estimated fair value of investments in equity securities are as follows:

                                                          GROSS
                                                        UNREALIZED
                                                      --------------  ESTIMATED
                                               COST   GAINS  LOSSES   FAIR VALUE
                                              ------- ------ -------  ----------
                                                       (IN THOUSANDS)
DECEMBER 31, 1995
Common stocks:
  Public utilities........................... $12,971 $2,510 $  (441)  $15,040
  Other......................................   3,393  1,941     (27)    5,307
                                              ------- ------ -------   -------
                                               16,364  4,451    (468)   20,347
Preferred stocks.............................   1,057     41             1,098
                                              ------- ------ -------   -------
                                              $17,421 $4,492 $  (468)  $21,445
                                              ======= ====== =======   =======
DECEMBER 31, 1994
Common stocks:
  Public utilities........................... $16,280 $  842 $(2,006)  $15,116
  Other......................................   5,976    938    (384)    6,530
                                              ------- ------ -------   -------
                                               22,256  1,780  (2,390)   21,646
Preferred stocks.............................     162      5               167
                                              ------- ------ -------   -------
                                              $22,418 $1,785 $(2,390)  $21,813
                                              ======= ====== =======   =======

  Sales of debt and equity securities resulted in realized gains of $1,316,000, $108,000 and $332,000 and realized losses of $358,000, $457,000 and $38,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The fair value of debt and equity securities was estimated using quoted market prices.

NOTE 4. LOANS RECEIVABLE:

   Loans receivable are summarized as follows:

                                                                DECEMBER 31
                                                              -----------------
                                                                1995     1994
                                                              --------  -------
                                                               (IN THOUSANDS)
   Real estate-mortgage...................................... $ 48,899  $43,035
   Assigned lease payments...................................      135      223
   Other.....................................................       62      126
                                                              --------  -------
                                                                49,096   43,384
   Unearned income on lease contracts........................      (41)     (63)
   Allowance for loan losses.................................   (1,344)    (950)
   Participations sold.......................................     (872)  (1,017)
   Deferred loan fees, net...................................     (705)    (808)
                                                              --------  -------
                                                               (2,962)   (2,838)
                                                              --------  -------
                                                              $ 46,134  $40,546
                                                              ========  =======

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Real estate loans are secured by properties located in Southern California. The average yields on the Company's loan portfolio for the years ended December 31, 1995 and 1994, were 12% and 11%, respectively. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income, and the market interest rates charged by thrift and loan institutions.

  The fair value of loans receivable was $47.2 million and $41.7 million at December 31, 1995 and 1994, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

  The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known and inherent risks in the portfolio.

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 became effective in the current year. This standard requires that an impaired loan be measured at the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral dependent. Adoption of this standard did not have a materially adverse effect on the Company's financial condition or results of operations.

NOTE 5. ASSETS ACQUIRED IN CONNECTION WITH CLAIM SETTLEMENTS:

                                                                   DECEMBER 31
                                                                 ---------------
                                                                  1995    1994
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Notes receivable............................................. $12,335 $10,313
   Real estate..................................................   5,796   7,240
   Judgements and other.........................................   7,461   9,670
                                                                 ------- -------
                                                                 $25,592 $27,223
                                                                 ======= =======

  The above amounts are net of valuation reserves of $11.2 million and $12.4 million at December 31, 1995 and 1994, respectively.

  The fair value of notes receivable was $12.0 million and $9.7 million at December 31, 1995 and 1994, respectively, and was estimated based on the discounted value of the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit quality.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement will become effective for the Company's 1996 fiscal year and requires companies to assess for potential impairments of long-lived assets and certain identifiable intangibles when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. The Company believes that adoption of this standard will not have a materially adverse effect on its financial condition or results of operations.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The activity in the valuation reserve is summarized as follows:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
   Balance at beginning of year............................... $12,354  $11,581
   Provision for losses.......................................   3,019    3,674
   Dispositions...............................................  (4,127)  (2,901)
                                                               -------  -------
   Balance at end of year..................................... $11,246  $12,354
                                                               =======  =======

NOTE 6. DEMAND DEPOSITS:

  Passbook and investment certificate accounts are summarized as follows:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
   Passbook.................................................... $12,053 $11,107
   Certificate accounts:
    Less than one year.........................................  17,690  18,762
    One to five years..........................................  13,675   8,826
                                                                ------- -------
                                                                $43,418 $38,695
                                                                ======= =======
   Annualized interest rates:
    Passbook...................................................   5%-6%   4%-5%
    Certificate accounts.......................................   5%-8%   4%-9%

  The fair value of investment certificate accounts was $31.6 million and $25.6 million at December 31, 1995 and 1994, respectively, and was estimated based on the discounted value of the future cash flows using a discount rate approximating current market for similar liabilities. The carrying value of the passbook account approximates fair value due to the short-term nature of this liability.

NOTE 7. RESERVE FOR KNOWN AND INCURRED BUT NOT REPORTED CLAIMS:

  Activity in the reserve for known and incurred but not reported claims is summarized as follows:

                                                           DECEMBER 31
                                                    ---------------------------
                                                      1995     1994      1993
                                                    -------- --------  --------
                                                          (IN THOUSANDS)
Balance at beginning of year....................... $206,743 $180,333  $135,212
                                                    -------- --------  --------
Provision related to:
  Current year.....................................   82,632   98,900   112,652
  Prior years......................................    7,755   11,330    12,936
                                                    -------- --------  --------
Total provision....................................   90,387  110,230   125,588
                                                    -------- --------  --------
Payments related to:
  Current year.....................................   25,039   23,314    18,552
  Prior year.......................................   40,934   56,832    56,664
                                                    -------- --------  --------
Total payments.....................................   65,973   80,146    75,216
                                                    -------- --------  --------
Other..............................................    7,004   (3,674)   (5,251)
                                                    -------- --------  --------
Balance at end of year............................. $238,161 $206,743  $180,333
                                                    ======== ========  ========

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  "Other" primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements. Included in "Other" for 1995 is $10.0 million in purchase accounting adjustments. Claims activity associated with reinsurance is not material and, therefore, not presented separately.

NOTE 8. NOTES AND CONTRACTS PAYABLE:

                                                                   DECEMBER 31
                                                                 ---------------
                                                                  1995    1994
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Secured notes payable pursuant to amended credit agreement.....  $49,250 $61,000
Trust deed notes with maturities through 2017, secured by land and buildings with a net book value of $13,266, average rate
 of 8 1/2%.....................................................    9,386  10,783
Other notes and contracts payable with maturities through 2004,
 average rate of 7 1/2%........................................   18,570  17,817
                                                                 ------- -------
                                                                 $77,206 $89,600
                                                                 ======= =======

  At December 31, 1995, the Company's borrowings under its bank credit agreement consisted of $7.6 million of fixed rate indebtedness ($8.4 million at December 31, 1994), maturing in April 1999 and bearing interest at 9.38% per annum; and $41.6 million of variable rate indebtedness ($52.6 million at December 31, 1994), maturing in October 2000 and bearing interest at the higher of Chase Manhattan Bank's prime lending rate or the federal funds rate plus 1/2%. The Company may, at its election, use a reduced interest rate option of LIBOR plus 1 1/4% for the majority of the variable rate indebtedness.

  During November 1994, the Company amended the credit agreement to borrow an additional $20.0 million of variable rate indebtedness to pay off an existing higher rate trust deed note. In addition, the amendment provided for a $30.0 million revolving line of credit which was unused as of December 31, 1995.

  In February 1996, the Company further amended the credit agreement to provide for more favorable pricing for its LIBOR option. The applicable margins range from .50% to 1.00% depending on claims paying or financial strength ratings or the Company's adjusted leverage ratio. The amendment also provides for the elimination and/or relaxation of certain restrictive covenants.

  The terms of the amended credit agreement provide for quarterly amortization of all credit agreement indebtedness. The minimum quarterly payment is $1.7 million and the maximum quarterly payment is $3.0 million. The Company has the right to prepay the variable rate indebtedness but may prepay the fixed rate indebtedness only with the consent of the holder thereof. In addition, pursuant to the terms of the credit agreement, the Company must satisfy a number of financial convenants and has agreed to be bound by certain restrictive covenants. These covenants include, among others, limitations on the incurrence of additional indebtedness and/or liens, as well as restrictions on defined investments, acquisitions, dispositions, payments of dividends and capital expenditures. Further, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt to equity ratios and fixed charge coverage ratios.

  As security for its obligations to the lenders under the credit agreement, the Company has pledged the capital stock of its direct wholly owned operating subsidiaries, First American Title Insurance Company, First American Trust Company and First American Real Estate Information Services, Inc., which, in the aggregate, represent substantially all of its assets.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1995, are as follows (in thousands):

      1996.............................................................. $19,504
      1997.............................................................. $16,852
      1998.............................................................. $14,342
      1999.............................................................. $12,375
      2000.............................................................. $ 8,358

  The fair value of notes and contracts payable was $77.7 million and $86.0 million at December 31, 1995 and 1994, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted average interest rate for the Company's notes and contracts payable was 7 1/2% and 8% at December 31, 1995 and 1994, respectively.

NOTE 9. INVESTMENT AND OTHER INCOME:

  The components of investment and other income are as follows:

                                                             DECEMBER 31
                                                       ------------------------
                                                        1995    1994     1993
                                                       ------- -------  -------
                                                           (IN THOUSANDS)
Interest:
  Cash equivalents and deposits with savings and loan
   associations and banks............................. $ 3,308 $ 2,695  $ 2,627
  Debt securities.....................................   9,270   9,424    8,157
  Other long-term investments.........................   2,401   1,785    1,390
                                                       ------- -------  -------
                                                        14,979  13,904   12,174
Dividends on equity securities........................   1,088     925      521
Equity in earnings of unconsolidated affiliates.......     748     199    1,557
Net gain (loss) on sales of debt and equity
 securities...........................................     958    (349)     294
Other.................................................   5,258   4,768    4,099
                                                       ------- -------  -------
                                                       $23,031 $19,447  $18,645
                                                       ======= =======  =======

NOTE 10. INCOME TAXES:

  Income taxes are summarized as follows:

                                                             DECEMBER 31
                                                       ------------------------
                                                        1995   1994      1993
                                                       ------ -------  --------
                                                           (IN THOUSANDS)
      Current:
        Federal....................................... $3,442 $13,033  $ 51,522
        State.........................................  1,810   2,271     8,250
                                                       ------ -------  --------
                                                        5,252  15,304    59,772
                                                       ------ -------  --------
      Deferred:
        Federal.......................................     70    (684)  (17,288)
        State.........................................    878  (1,320)     (584)
                                                       ------ -------  --------
                                                          948  (2,004)  (17,872)
                                                       ------ -------  --------
                                                       $6,200 $13,300  $ 41,900
                                                       ====== =======  ========

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Income taxes differ from the amounts computed by applying the Federal income tax rate of 35%. A reconciliation of this difference is as follows:

                                                           DECEMBER 31
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
      Taxes calculated at federal rate.............. $ 4,825  $11,286  $36,397
      Tax exempt interest income....................    (719)    (720)    (330)
      Tax effect of minority interests..............     746      985    1,844
      State taxes, net of federal benefit...........   2,456      618    4,778
      Use of federal capital loss carryforward......             (648)
      Exclusion of certain meals and entertainment
       expenses.....................................   2,391    2,630      916
      Change in tax reserves........................  (2,301)
      Other items, net..............................  (1,198)    (851)  (1,705)
                                                     -------  -------  -------
                                                     $ 6,200  $13,300  $41,900
                                                     =======  =======  =======

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial statement carrying amount and the tax basis of certain of the Company's assets and liabilities. In addition, SFAS No. 109 requires that deferred tax assets and liabilities be measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. In some situations, SFAS No. 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards.

  Pursuant to the method prescribed under Accounting Principles Board Opinion
(APB) No. 11, "Accounting for Income Taxes," which was effective for years ending prior to January 1, 1993, deferred income taxes were recognized for income and expense items reported in different periods for financial reporting and income tax purposes using the applicable tax rate for the year in which the differences originated. Deferred taxes under APB No. 11 were not permitted to be adjusted for subsequent changes in tax rates.

  The Company did not restate its financial statements for prior years since such restatement is not required under SFAS No. 109. Instead, the Company recognized a benefit of $4.2 million, or $.37 per share, representing the cumulative effect of a change in accounting for income taxes. The cumulative effect represented the adjustment of previously recorded deferred tax assets and liabilities to reflect lower prevailing tax rates, and the related adjustment of certain other balance sheet accounts. The effect of the adjustments to other balance sheet accounts was to increase deferred revenue by $11.5 million, accrued expenses by $3.0 million and reserves for claims by $0.8 million, and to decrease goodwill by $1.9 million.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
      Deferred tax assets:
        Deferred revenue...................................... $25,474  $29,504
        Employee benefits.....................................   8,433    8,431
        Title claims and related salvage......................  14,612    8,251
        Unrealized loss on securities.........................            3,045
        Federal capital loss carryforward.....................            1,898
        Bad debt reserves.....................................   2,467    1,730
        Federal net operating loss carryforward...............   1,251    1,251
        Other.................................................   4,459    3,532
        Valuation allowance...................................    (856)  (2,880)
                                                               -------  -------
         Total deferred tax assets............................  55,840   54,762
                                                               -------  -------
      Deferred tax liabilities:
        Depreciable and amortizable assets....................  10,540    8,939
        Unrealized gain on securities.........................   2,150
        Sale leaseback........................................   1,066       52
        Other.................................................   2,090    2,045
                                                               -------  -------
         Total deferred tax liabilities.......................  15,846   11,036
                                                               -------  -------
      Net deferred tax asset.................................. $39,994  $43,726
                                                               =======  =======

  The Company has federal net operating loss carryforwards of approximately $3.6 million at December 31, 1995, that expire in 1999. The utilization of these net operating losses is limited to future federal taxable income of First American Real Estate Information Services, Inc., a wholly owned subsidiary of the Company. The utilization of the loss carryforward is also subject to limitations prescribed by Section 382 of the Internal Revenue Code.

  The Company maintains a valuation allowance for certain temporary differences for which it is more likely than not the Company will not receive benefits.

NOTE 11. EMPLOYEE BENEFIT PLANS:

  The Company has pension and other retirement benefit plans covering substantially all employees. The Company's principal pension plan, amended to be noncontributory effective January 1, 1995, is a qualified defined benefit plan with benefits based on the employee's years of service and the highest five consecutive years' compensation during the last ten years of employment. The Company's policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has non-qualified unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are intended to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Net pension cost for the Company's pension and other retirement benefit plans includes the following components:

                                                     1995     1994     1993
                                                    -------  -------  -------
                                                        (IN THOUSANDS)
      Service cost--benefits earned during the
       year........................................ $ 7,798  $ 5,400  $ 3,758
      Interest cost on projected benefit
       obligation..................................   8,741    7,631    6,727
      Actual (gain) loss on plan assets............  (9,636)   1,065   (4,495)
      Net amortization and deferral................   4,674   (5,740)     (62)
                                                    -------  -------  -------
      Net periodic pension cost.................... $11,577  $ 8,356  $ 5,928
                                                    =======  =======  =======

  The following table sets forth the plans' status at:

                                                   DECEMBER 31
                                   ---------------------------------------------
                                           1995                   1994
                                   ---------------------- ----------------------
                                               UNFUNDED               UNFUNDED
                                    FUNDED   SUPPLEMENTAL  FUNDED   SUPPLEMENTAL
                                   PENSION     BENEFIT    PENSION     BENEFIT
                                    PLANS       PLANS      PLANS       PLANS
                                   --------  ------------ --------  ------------
                                                 (IN THOUSANDS)
      Present value of benefit
       obligation:
        Vested benefits..........  $(68,977)   $(15,100)  $(51,414)   $(12,972)
        Non-vested benefits......    (5,250)     (3,828)    (5,918)     (2,782)
                                   --------    --------   --------    --------
      Accumulated benefit obliga-
       tion......................   (74,227)    (18,928)   (57,332)    (15,754)
      Value of future pay in-
       creases...................   (25,165)     (5,374)   (23,730)     (4,546)
                                   --------    --------   --------    --------
      Total projected benefit ob-
       ligation..................   (99,392)    (24,302)   (81,062)    (20,300)
      Plan assets at fair value..    71,929                 65,537
                                   --------    --------   --------    --------
      Plan assets less than pro-
       jected benefit obligation.   (27,463)    (24,302)   (15,525)    (20,300)
      Unrecognized net (asset)
       obligation
       at transition.............      (359)      2,162       (409)      2,522
      Prior service cost not yet
       recognized................      (543)        495       (236)        559
      Unrecognized net loss......    21,065       4,091     16,459       1,691
      Adjustment to recognize
       minimum liability.........                (1,374)                  (226)
                                   --------    --------   --------    --------
      Prepaid (accrued) pension
       costs.....................  $ (7,300)   $(18,928)  $    289    $(15,754)
                                   ========    ========   ========    ========

  The rates of increase in future compensation levels for the plans of 4 1/2% and 5% and the weighted average discount rates of 7 3/4% and 8 1/4% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1995 and 1994, respectively. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with projected long-term rates of return of 9%.

  The Company's principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plan holds 1,675,000 and 1,844,000 shares of the Company's common stock, representing 15% and 16% of the total shares outstanding at December 31, 1995, and 1994, respectively. Contributions to the Company's profit sharing plans totaled $2.0 million and $3.0 million for 1994 and 1993, respectively.

  The Company also has a Stock Bonus Plan for key employees pursuant to which 65,000, 55,000 and 46,000 common shares were awarded for 1995, 1994 and 1993, respectively, resulting in a charge to operations of $1.2 million, $1.9 million and $1.2 million respectively. The Plan, as amended December 9, 1992, provides that a total of up to 200,000 common shares may be awarded in any one year.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Effective January 1, 1995, the Company adopted The First American Financial Corporation 401(k) Savings Plan ("The Savings Plan"), which is available to substantially all employees. The Savings Plan allows for employee elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code.

  In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard was effective for 1993 and focuses principally on postretirement health care and life insurance benefits and requires accrual of the expected cost of providing those benefits over the service lives of the employees. Compliance with this standard did not have a materially adverse effect on the Company's financial condition or results of operations.

  In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This standard was effective for 1994 and focuses principally on benefits provided to former or inactive employees after employment but before retirement. Compliance with this standard did not have a materially adverse effect on the Company's financial condition or results of operations.

NOTE 12. COMMITMENTS:

  The Company leases certain office facilities, automobiles and equipment under operating leases, which for the most part are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 1994, the Company entered into a sale-leaseback agreement with regard to certain furniture and equipment with a net book value of $22.4 million. Proceeds from the sale amounted to $31.4 million and a gain of $9.0 million has been included in deferred revenue and will be amortized over the life of the lease. Under the agreement, the Company has agreed to lease the equipment for four years with minimum annual lease payments of $8.3 million.

  Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995, are as follow (in thousands):

      1996............................................................. $ 47,623
      1997.............................................................   40,193
      1998.............................................................   33,163
      1999.............................................................   23,012
      2000.............................................................   11,321
      Later years......................................................   20,707
                                                                        --------
                                                                        $176,019
                                                                        ========

  Total rental expense for all operating leases and month-to-month rentals was $58.6 million, $50.1 million and $46.0 million for 1995, 1994 and 1993, respectively.

NOTE 13. LITIGATION:

  On April 13, 1990, a class action was filed in the United States District Court in Phoenix, Arizona, against First American Title Insurance Company and a number of other title insurers. This action seeks damages and injunctive relief based on the defendants' participation in rating bureaus in Arizona and Wisconsin.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The case is now before the District Court for coordinated or consolidated pretrial proceedings with an action that was filed in the United States District Court for the Eastern District of Wisconsin. The Wisconsin federal action presents claims on behalf of a purported class of purchasers of title insurance in Wisconsin, and seeks damages and other forms of relief, similar to those involved in the federal action filed in Arizona, with respect to participation in the rating bureau in Wisconsin.

  The Company does not believe that the ultimate resolution of these actions will have a materially adverse effect on its financial condition or results of operations.

  The Company is involved in various routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a materially adverse effect on its financial condition or results of operations.

NOTE 14. SEGMENT FINANCIAL INFORMATION:

  The Company's operations include four reportable segments: title insurance, real estate information, home warranty and trust and banking. The title insurance segment issues policies which are insured statements of the condition of title to real property. The real estate information segment provides to lender customers the status of tax payments on real property securing their loans, credit information derived from at lease two credit bureau sources and flood zone determination reports which provide information on whether or not a property is in a special flood hazard area. The home warranty segment issues one-year warranties which protect homeowners against defects in home fixtures. The trust and banking segment provides full-service trust and depository services, accepts deposits and makes real estate secured loans.

  The title insurance and real estate information segments operate through networks of offices nationwide. The Company offers its title services through both direct operations and agents throughout the Unites States. It also provides title services abroad in the Bahama Islands, Bermuda, Canada, Guam, Mexico, Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. Home warranty services are available in Arizona, California, Nevada, Texas and Washington. The trust, banking and thrift businesses operate in Southern California.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Selected financial information about the Company's operations by segment for each of the past three years is as follows:

                                                            DEPRECIATION
                                        PRETAX                  AND        CAPITAL
                           REVENUES  PROFIT (LOSS)  ASSETS  AMORTIZATION EXPENDITURES
                          ---------- ------------- -------- ------------ ------------
                                                (IN THOUSANDS)
1995
Title Insurance.........  $1,052,823   $ 17,540    $532,697   $12,208      $18,130
Real Estate Information.     147,004     19,690     182,499     4,565        2,294
Home Warranty...........      35,531      6,828      56,637       289          118
Trust and Banking.......      14,110      3,304      63,416       331        1,189
Corporate...............         748    (19,948)     38,529       609
                          ----------   --------    --------   -------      -------
                          $1,250,216   $ 27,414    $873,778   $18,002      $21,731
                          ==========   ========    ========   =======      =======

1994
Title Insurance.........  $1,236,663   $ 37,819    $546,103   $16,070      $27,694
Real Estate Information.      96,113     17,371     139,680     2,916        5,979
Home Warranty...........      30,985      6,709      53,834       275          170
Trust and Banking.......      12,433      3,214      55,423       236          719
Corporate...............         199    (17,415)     33,609       299
                          ----------   --------    --------   -------      -------
                          $1,376,393   $ 47,698    $828,649   $19,796      $34,562
                          ==========   ========    ========   =======      =======

1993
Title Insurance.........  $1,264,565   $ 97,314    $530,438   $13,839      $30,141
Real Estate Information.      95,685     35,046     139,487     1,668        5,412
Home Warranty...........      24,888      5,477      49,508       274          558
Trust and Banking.......      11,731      3,313      48,155       211           50
Corporate...............       1,557    (19,542)     18,860       341
                          ----------   --------    --------   -------      -------
                          $1,398,426   $121,608    $786,448   $16,333      $36,161
                          ==========   ========    ========   =======      =======

  Corporate consists primarily of unallocated interest expense, minority interests, equity in earnings of affiliated companies, employee benefit contributions and personnel and other operating expenses associated with the Company's home office facilities.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                           QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                   QUARTER ENDED
                                     -------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     --------  -------- ------------ -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1995
Revenues............................ $261,154  $293,240   $331,328    $364,494
                                     ========  ========   ========    ========
Income (loss) before income taxes... $(21,509) $  1,837   $ 15,520    $ 17,939
                                     ========  ========   ========    ========
Net income (loss)................... $(12,709) $  1,137   $  9,320    $  9,839
                                     ========  ========   ========    ========
Net income (loss) per share......... $  (1.11) $   0.10   $   0.81    $   0.87
                                     ========  ========   ========    ========
YEAR ENDED DECEMBER 31, 1994
Revenues............................ $372,436  $369,011   $334,870    $300,076
                                     ========  ========   ========    ========
Income (loss) before taxes.......... $ 16,498  $ 13,434   $  7,090    $ (4,777)
                                     ========  ========   ========    ========
Net income (loss)................... $  9,398  $  7,634   $  4,790    $ (2,877)
                                     ========  ========   ========    ========
Net income (loss) per share......... $   0.82  $   0.67   $   0.42    $  (0.25)
                                     ========  ========   ========    ========

  The Company's primary business segments are cyclical in nature, with the spring and summer months historically being the strongest. However, interest rate adjustment by the Federal Reserve Board during the last few years have caused unusual fluctuations in the Company's quarterly operating results. See Management's Discussion and Analysis on page 15 of this report for further discussion of the Company's results of operations.

                                                                      SCHEDULE I
                                                                        1 OF 1

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1995

              COLUMN A                  COLUMN B     COLUMN C      COLUMN D
              --------                ------------ ------------ ---------------
                                                                AMOUNT AT WHICH
                                                                 SHOWN IN THE
         TYPE OF INVESTMENT               COST     MARKET VALUE  BALANCE SHEET
         ------------------           ------------ ------------ ---------------
Deposits with savings and loan asso-
 ciations and banks:
  Registrant........................  $     50,000 $     50,000  $     50,000
                                      ------------ ------------  ------------
  Consolidated......................  $ 18,637,000 $ 18,637,000  $ 18,637,000
                                      ------------ ------------  ------------
Debt securities:
  Registrant--None
  Consolidated--
  U.S. Treasury securities..........  $ 42,325,000 $ 43,446,000  $ 43,446,000
    Corporate securities............    36,927,000   37,896,000    37,896,000
    Obligations of states and
     political subdivisions.........    39,644,000   39,707,000    39,707,000
    Mortgage-backed securities......     7,861,000    7,826,000     7,826,000
                                      ------------ ------------  ------------
                                      $126,757,000 $128,875,000  $128,875,000
                                      ------------ ------------  ------------
Equity securities:
  Registrant--None
  Consolidated......................  $ 17,421,000 $ 21,445,000  $ 21,445,000
                                      ------------ ------------  ------------
Other long-term investments:
  Registrant--None
  Consolidated......................  $ 25,230,000 $ 25,230,000  $ 25,230,000
                                      ------------ ------------  ------------
Total Investments:
  Registrant........................  $     50,000 $     50,000  $     50,000
                                      ============ ============  ============
  Consolidated......................  $188,045,000 $194,187,000  $194,187,000
                                      ============ ============  ============

                                                                   SCHEDULE II
                                                                      1 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         PARENT COMPANY BALANCE SHEETS

                                     ASSETS

                                                           DECEMBER 31
                                                    --------------------------
                                                        1995          1994
                                                    ------------  ------------
Cash and cash equivalents.......................... $ 19,415,000  $ 15,178,000
                                                    ------------  ------------
Stock of subsidiaries, at equity...................  469,511,000   446,672,000
                                                    ------------  ------------
Deposits with savings and loan associations and
 banks.............................................       50,000
                                                    ------------
Equity securities..................................                  1,708,000
                                                                  ------------
Property and equipment, at cost:
  Land.............................................      425,000       425,000
  Buildings and building improvements..............    5,006,000     5,006,000
  Less--accumulated depreciation...................   (4,256,000)   (4,071,000)
                                                    ------------  ------------
                                                       1,175,000     1,360,000
                                                    ------------  ------------
Other assets.......................................    4,924,000     5,427,000
                                                    ------------  ------------
                                                    $495,075,000  $470,345,000
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable.................................. $  1,742,000  $  1,740,000
                                                    ------------  ------------
Accrued expenses...................................      524,000       519,000
                                                    ------------  ------------
Payable to subsidiaries............................  130,281,000   105,094,000
                                                    ------------  ------------
Notes and contracts payable........................   59,761,000    70,882,000
                                                    ------------  ------------
Stockholders' equity:
  Preferred stock, $1 par value
   Authorized--500,000 shares;
   Outstanding--None
  Common stock, $1 par value
   Authorized--24,000,000 shares;
   Outstanding--11,411,000 and 11,395,000 shares...   11,411,000    11,395,000
  Additional paid-in capital.......................   44,270,000    44,013,000
  Retained earnings................................  243,093,000   242,356,000
  Net unrealized gain (loss) on securities.........    3,993,000    (5,654,000)
                                                    ------------  ------------
Total stockholders' equity.........................  302,767,000   292,110,000
                                                    ------------  ------------
                                                    $495,075,000  $470,345,000
                                                    ============  ============

                See Notes to Parent Company Financial Statements

                                                                   SCHEDULE II
                                                                      2 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      PARENT COMPANY STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31
                                            -----------------------------------
                                               1995        1994        1993
                                            ----------- ----------- -----------
Revenues:
  Interest and other income................ $   837,000 $   846,000 $   477,000
  Equity in earnings of subsidiaries.......  25,803,000  33,249,000  82,126,000
                                            ----------- ----------- -----------
                                             26,640,000  34,095,000  82,603,000
                                            ----------- ----------- -----------
Expenses:
  Interest.................................   5,040,000   3,781,000   3,976,000
  Depreciation.............................     185,000     186,000     186,000
  Other administrative expenses............  13,828,000  11,183,000  12,150,000
                                            ----------- ----------- -----------
                                             19,053,000  15,150,000  16,312,000
                                            ----------- ----------- -----------
Net income................................. $ 7,587,000 $18,945,000 $66,291,000
                                            =========== =========== ===========
Net income per share, based upon the
 weighted average number of shares
 outstanding............................... $      0.67 $      1.66 $      5.84
                                            =========== =========== ===========



                See Notes to Parent Company Financial Statements

                                                                     SCHEDULE II
                                                                         3 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                       ----------------------------------------
                                           1995          1994          1993
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $  7,587,000  $ 18,945,000  $ 66,291,000
  Adjustments to reconcile net income
   to cash provided by operating
   activities--
    Depreciation.....................       185,000       186,000       186,000
    Expense relating to stock bonus
     plan............................     1,153,000     1,910,000     1,200,000
    Equity in earnings of
     subsidiaries, net of dividends..   (25,802,000)  (24,249,000)  (82,126,000)
    Other............................      (225,000)
    Changes in assets and
     liabilities, excluding effects
     of company acquisitions and
     noncash transactions--
      Decrease (increase) in other
       assets........................       503,000       310,000      (300,000)
      Increase (decrease) in
       dividends payable and accrued
       expenses......................         7,000       123,000      (851,000)
      Increase in intercompany ac-
       counts........................    40,509,000    21,086,000    32,152,000
                                       ------------  ------------  ------------
Cash provided by operating activi-
 ties................................    23,917,000    18,311,000    16,552,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Net decrease (increase) in deposits
   with banks........................       (50,000)                    100,000
  Purchases of equity securities.....                  (1,957,000)
  Sales of equity securities.........     1,933,000
                                       ------------  ------------  ------------
Cash provided by (used for) investing
 activities..........................     1,883,000    (1,957,000)      100,000
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of debt.....                  20,000,000
  Repayment of debt..................   (11,121,000)  (11,245,000)  (10,910,000)
  Purchase of Company shares.........    (3,592,000)   (3,705,000)   (1,638,000)
  Cash dividends.....................    (6,850,000)   (6,869,000)   (5,840,000)
                                       ------------  ------------  ------------
Cash used for financing activities...   (21,563,000)   (1,819,000)  (18,388,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................     4,237,000    14,535,000    (1,736,000)
Cash and cash equivalents--
  Beginning of year..................    15,178,000       643,000     2,379,000
                                       ------------  ------------  ------------
  End of year........................  $ 19,415,000  $ 15,178,000  $    643,000
                                       ============  ============  ============
Supplementary information:
  Cash paid during the year for
   interest..........................  $  4,986,000  $  3,654,000  $  4,556,000
Noncash investing and financing
 activities:
  Shares issued for stock bonus plan.  $  1,153,000  $  1,910,000  $  1,200,000
  Company acquisitions in exchange
   for common stock..................  $  2,712,000  $  2,681,000  $  4,038,000
  Increase in equity due to reduction
   of long-term debt of ESOT.........                $  2,597,000  $  2,599,000
Liabilities in connection with com-
 pany acquisitions...................                $  7,027,000

                See Notes to Parent Company Financial Statements

                                                                   SCHEDULE II
                                                                      4 OF 4

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE A

  The composition of the Notes and Contracts Payable consists of:

                                                               DECEMBER 31
                                                         -----------------------
                                                            1995        1994
                                                         ----------- -----------
Secured notes payable to financial institutions........  $49,250,000 $61,000,000
Trust deed notes with maturities through 2002, average
 rate of 10%. Secured by land and buildings with an ag-
 gregate net book value of $899,000....................      895,000   1,866,000
Other notes and contracts payable with maturities
 through 2000, average
 rate of 7 1/4%........................................    9,616,000   8,016,000
                                                         ----------- -----------
                                                         $59,761,000 $70,882,000
                                                         =========== ===========

  The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1995, are $14,803,000, $14,450,000,
$12,324,000, $10,667,000, and $7,302,000 respectively.

NOTE B

  The parent company files a consolidated tax return with its subsidiary companies in which it owns 80% or more of the outstanding stock. The current and cumulative tax effects relating to the operations of the parent company are reflected in the accounts of First American Title Insurance Company.

                                                                     SCHEDULE
                                                                       III
                                                                      1 OF 2

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             BALANCE SHEET CAPTIONS

                 COLUMN A                   COLUMN B     COLUMN C     COLUMN D
                 --------                  ----------- ------------ ------------
                                            DEFERRED
                                             POLICY
                                           ACQUISITION    CLAIMS      DEFERRED
                 SEGMENT                      COSTS      RESERVES     REVENUES
                 -------                   ----------- ------------ ------------
1995
Title Insurance...........................             $232,081,000 $  6,641,000
Real Estate Information................... $22,078,000    3,686,000   82,581,000
Home Warranty.............................   2,264,000    2,394,000   15,093,000
Trust and Banking.........................
Corporate.................................
                                           ----------- ------------ ------------
  Total................................... $24,342,000 $238,161,000 $104,315,000
                                           =========== ============ ============
1994
Title Insurance...........................             $202,069,000 $  8,896,000
Real Estate Information................... $24,312,000    2,841,000   95,985,000
Home Warranty.............................   1,748,000    1,833,000   12,947,000
Trust and Banking.........................
Corporate.................................
                                           ----------- ------------ ------------
  Total................................... $26,060,000 $206,743,000 $117,828,000
                                           =========== ============ ============

                                                                    SCHEDULE III
                                                                        2 OF 2

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                           INCOME STATEMENT CAPTIONS

        COLUMN A             COLUMN F     COLUMN G     COLUMN H     COLUMN I     COLUMN J
        --------          -------------- ----------- ------------ ------------ ------------
                                                                  AMORTIZATION
                                                                  OF DEFERRED
                                             NET                     POLICY       OTHER
                            OPERATING    INVESTMENT      LOSS     ACQUISITION   OPERATING
        SEGMENT              REVENUES      INCOME     PROVISION      COSTS       EXPENSES
        -------           -------------- ----------- ------------ ------------ ------------
1995
Title Insurance.........  $1,034,789,000 $18,034,000 $ 68,338,000              $188,024,000
Real Estate Information.     145,755,000   1,249,000    3,166,000  $5,891,000    55,276,000
Home Warranty...........      32,531,000   3,000,000   18,857,000   1,748,000        95,000
Trust and Banking.......      14,110,000                   26,000                 5,650,000
Corporate...............                     748,000                              3,927,000
                          -------------- ----------- ------------  ----------  ------------
  Total.................  $1,227,185,000 $23,031,000 $ 90,387,000  $7,639,000  $252,972,000
                          ============== =========== ============  ==========  ============
1994
Title Insurance.........  $1,221,581,000 $15,082,000 $ 93,012,000              $184,723,000
Real Estate Information.      94,816,000   1,297,000    2,129,000  $4,536,000    32,943,000
Home Warranty...........      28,116,000   2,869,000   15,022,000   1,447,000       454,000
Trust and Banking.......      12,433,000                   67,000                 4,829,000
Corporate...............                     199,000                              3,600,000
                          -------------- ----------- ------------  ----------  ------------
  Total.................  $1,356,946,000 $19,447,000 $110,230,000  $5,983,000  $226,549,000
                          ============== =========== ============  ==========  ============
1993
Title Insurance.........  $1,249,322,000 $15,243,000 $111,038,000              $183,213,000
Real Estate Information.      95,069,000     616,000    2,683,000  $3,448,000    26,108,000
Home Warranty...........      22,402,000   2,486,000   11,762,000   1,178,000       121,000
Trust and Banking.......      11,731,000                  105,000                 4,140,000
Corporate...............                   1,557,000                              4,726,000
                          -------------- ----------- ------------  ----------  ------------
  Total.................  $1,378,524,000 $19,902,000 $125,588,000  $4,626,000  $218,308,000
                          ============== =========== ============  ==========  ============

                                                                     SCHEDULE IV
                                                                        1 OF 1

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                                  REINSURANCE

             TITLE
           INSURANCE
           OPERATING                              TITLE
            REVENUES     CEDED TO   ASSUMED     INSURANCE      PERCENTAGE OF
             BEFORE       OTHER    FROM OTHER   OPERATING    AMOUNT ASSUMED TO
SEGMENT   REINSURANCE   COMPANIES  COMPANIES     REVENUES    OPERATING REVENUES
- -------  -------------- ---------- ---------- -------------- ------------------
 1995    $1,034,435,000 $2,840,000 $3,194,000 $1,034,789,000        .3%
         ============== ========== ========== ==============        ===
 1994    $1,220,581,000 $4,362,000 $5,362,000 $1,221,581,000        .4%
         ============== ========== ========== ==============        ===
 1993    $1,247,657,000 $2,542,000 $4,207,000 $1,249,322,000        .3%
         ============== ========== ========== ==============        ===

                                                                     SCHEDULE V
                                                                       1 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1995

        COLUMN A            COLUMN B          COLUMN C            COLUMN D        COLUMN E
        --------          ------------ ----------------------    -----------    ------------
                                             ADDITIONS
                                       ----------------------
                            BALANCE    CHARGED TO  CHARGED TO    DEDUCTIONS      BALANCE AT
                          BEGINNING OF  COSTS AND    OTHER          FROM           END OF
      DESCRIPTION            PERIOD     EXPENSES    ACCOUNTS       RESERVE         PERIOD
      -----------         ------------ ----------- ----------    -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  4,022,000 $ 2,965,000               $ 1,017,000(A) $  5,970,000
                          ============ ===========               ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $206,743,000 $90,387,000 $7,004,000(B) $65,973,000(C) $238,161,000
                          ============ =========== ==========    ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $    950,000 $   562,000               $   168,000(A) $  1,344,000
                          ============ ===========               ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
  Consolidated..........  $    353,000                                          $    353,000
                          ============                                          ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 12,354,000             $3,019,000    $ 4,127,000(D) $ 11,246,000
                          ============             ==========    ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
  Consolidated..........  $  2,880,000                           $ 2,024,000(E) $    856,000
                          ============                           ===========    ============
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,342,000 $    84,000               $     6,000    $  1,420,000
                          ============ ===========               ===========    ============

Note A--Amount represents accounts written off, net of recoveries.
Note B--Amount represents $10,023,000 in purchase accounting adjustments, net of a reclassification of $3,019,000 to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

                                                                     SCHEDULE V
                                                                       2 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1994

        COLUMN A            COLUMN B           COLUMN C              COLUMN D        COLUMN E
        --------          ------------ ------------------------     -----------    ------------
                                              ADDITIONS
                                       ------------------------
                            BALANCE     CHARGED TO  CHARGED TO      DEDUCTIONS      BALANCE AT
                           BEGINNING    COSTS AND      OTHER           FROM           END OF
      DESCRIPTION          OF PERIOD     EXPENSES    ACCOUNTS         RESERVE         PERIOD
      -----------         ------------ ------------ -----------     -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  4,098,000 $  2,604,000                 $ 2,680,000(A) $  4,022,000
                          ============ ============                 ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $180,333,000 $110,230,000 $(3,674,000)(B) $80,146,000(C) $206,743,000
                          ============ ============ ===========     ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $    750,000 $    437,000                 $   237,000(A) $    950,000
                          ============ ============                 ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
  Consolidated..........  $    353,000                                             $    353,000
                          ============                                             ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 11,581,000              $ 3,674,000(B)  $ 2,901,000(D) $ 12,354,000
                          ============              ===========     ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
  Consolidated..........  $  3,304,000                              $   424,000(E) $  2,880,000
                          ============                              ===========    ============
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,177,000 $    258,000                 $    93,000    $  1,342,000
                          ============ ============                 ===========    ============

Note A--Amount represents accounts written off, net of recoveries. Note B--Amount represents a reclassification to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents elimination of reserve in connection with utilization of the related temporary differences.

                                                                     SCHEDULE V
                                                                       3 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1993

        COLUMN A            COLUMN B           COLUMN C                 COLUMN D        COLUMN E
        --------          ------------ ---------------------------     -----------    ------------
                                              ADDITIONS
                                       ---------------------------
                            BALANCE     CHARGED TO     CHARGED TO      DEDUCTIONS       BALANCE
                          BEGINNING OF  COSTS AND         OTHER           FROM         AT END OF
      DESCRIPTION            PERIOD      EXPENSES       ACCOUNTS         RESERVE         PERIOD
      -----------         ------------ ------------    -----------     -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  3,623,000 $  1,661,000                    $ 1,186,000(A) $  4,098,000
                          ============ ============                    ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $135,212,000 $125,588,000    $(5,251,000)(B) $75,216,000(C) $180,333,000
                          ============ ============    ===========     ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $    500,000 $    323,000                    $    73,000(A) $    750,000
                          ============ ============                    ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
  Consolidated..........  $    460,000                                 $   107,000(D) $    353,000
                          ============                                 ===========    ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $  6,899,000                 $ 5,251,000 (B) $   569,000(D) $ 11,581,000
                          ============                 ===========     ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
  Consolidated..........               $  3,304,000(E)                                $  3,304,000
                                       ============                                   ============
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,047,000 $    130,000                                   $  1,177,000
                          ============ ============                                   ============

Note A--Amount represents accounts written off, net of recoveries.
Note B--Amount represents a reclassification to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents the valuation allowance established for certain temporary differences for which it is more likely than not the Company will not receive future benefits. The valuation allowance is in accordance with the provisions set forth in SFAS 109, which was adopted by the Company in the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners," "Election of Directors," "Security Ownership of Management," "Executive Compensation," "Report of the Compensation Committee on Executive Compensation," "Comparative Cumulative Total Return to Shareholders," "Executive Officers" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after close of Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. & 2. Financial Statements and Financial Statement Schedules

                  The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 20 in "Item 8" of Part II of this report.

      3. Exhibits (Each management contract or compensatory plan or arrangement in which any director or named executive officer of The First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. (S)229.402(a)(3)),
        participates that is included among the exhibits listed below is identified by an asterisk (*).)

            (3) (a) Restated Articles of Incorporation of The First American
                    Financial Corporation dated November 8, 1989, incorporated by reference herein from Exhibit 3.1 of Amendment No. 3, dated October 16, 1992, to Registration Statement on Form S-2.

            (3) (b) Certificate of Amendment of Restated Articles of
                    Incorporation of The First American Financial Corporation dated September 21, 1992, incorporated by reference herein from Exhibit 3.2 of Amendment No. 3, dated October 16, 1992, to Registration Statement on Form S-2.

            (3) (c) Bylaws, as amended.

            (4) (a) Amendment and Restatement dated as of April 28, 1993, of
                    Credit Agreement dated as of April 21, 1992, incorporated by reference herein from Exhibit (4) of Amendment No. 1, dated July 26, 1993, to Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

            (4) (b) Amendment No. 1 dated as of March 31, 1994, to Amendment and Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

            (4) (c) Amendment No. 2 dated as of November 22, 1994, to
                    Amendment and Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992, incorporated by reference herein from Exhibit (4) of Current Report on Form 8-K dated December 14, 1994.

            (4) (d) Amendment No. 3 dated as of March 31, 1995, to Amendment and Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

            (4) (e) Amendment No. 4 dated as of June 1, 1995, to Amendment and
                    Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

            (4) (f) Amendment No. 5 dated as of February 16, 1996, to
                    Amendment and Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992.

          *(10) (a) Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit 10(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

          *(10) (b) Executive Supplemental Benefit Plan dated April 10, 1986, and Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

          *(10) (c) Amendment No. 2, dated March 22, 1990, to Executive
                    Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

          *(10) (d) Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

          *(10) (e) Pension Restoration Plan (effective as of January 1,
                    1994).

           (10) (f) Pledge Agreement dated as of April 27, 1992, incorporated by reference herein from Exhibit (2) of Current Report on Form 8-K dated May 8, 1992.

           (21)   Subsidiaries of the registrant.

           (27)   Financial Data Schedule

  (b)Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By:/S/ PARKER S. KENNEDY
  ----------------------------------------------------------------------------
  Parker S. Kennedy, President
  (Principal Executive Officer)
Date: March 28, 1996
  ----------------------------------------------------------------------------

By:/S/ THOMAS A. KLEMENS
  ----------------------------------------------------------------------------
  Thomas A. Klemens, Vice President, Chief Financial Officer
  (Principal Financial and Accounting Officer)
Date: March 28, 1996
  ----------------------------------------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
By/S/ D.P. KENNEDY
  ----------------------------------------------------------------------------
  D.P. Kennedy,
  Chairman and Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ PARKER S. KENNEDY
  ----------------------------------------------------------------------------
  Parker S. Kennedy,
  President and Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ THOMAS A. KLEMENS
  ----------------------------------------------------------------------------
  Thomas A. Klemens,
  Vice President, Chief Financial Officer
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ GEORGE L. ARGYROS
  ----------------------------------------------------------------------------
  George L. Argyros, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ J. DAVID CHATHAM
  ----------------------------------------------------------------------------
  J. David Chatham, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By
  ----------------------------------------------------------------------------
  William G. Davis, Director
Date
  ----------------------------------------------------------------------------

By/S/ JAMES L. DOTI
  ----------------------------------------------------------------------------
  James L. Doti, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ LEWIS W. DOUGLAS, JR.
  ----------------------------------------------------------------------------
  Lewis W. Douglas, Jr., Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ PAUL B. FAY, JR.
  ----------------------------------------------------------------------------
  Paul B. Fay, Jr., Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ ROBERT B. MCLAIN
  ----------------------------------------------------------------------------
  Robert B. McLain, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ ANTHONY R. MOISO
  ----------------------------------------------------------------------------
  Anthony R. Moiso, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By
  ----------------------------------------------------------------------------
  Rudolph J. Munzer, Director
Date
  ----------------------------------------------------------------------------

By/S/ FRANK O'BRYAN
  ----------------------------------------------------------------------------
  Frank O'Bryan, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ ROSLYN B. PAYNE
  ----------------------------------------------------------------------------
  Roslyn B. Payne, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

By/S/ VIRGINIA UEBERROTH
  ----------------------------------------------------------------------------
  Virginia Ueberroth, Director
Date March 28, 1996
  ----------------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
    NO.                         DESCRIPTION                            PAGE
  -------                       -----------                        ------------
  (3) (a)  Restated Articles of Incorporation of The First               S
           American Financial Corporation dated November 8,
           1989, incorporated by reference herein from Exhibit
           3.1 of Amendment No. 3, dated October 16, 1992, to
           Registration Statement on Form S-2
  (3) (b)  Certificate of Amendment of Restated Articles of              S
           Incorporation of The First American Financial
           Corporation dated September 21, 1992, incorporated by
           reference herein from Exhibit 3.2 of Amendment No. 3,
           dated October 16, 1992, to Registration Statement on
           Form S-2
  (3) (c)  Bylaws, as amended                                            S
  (4) (a)  Amendment and Restatement dated as of April 28, 1993,         S
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Amendment No.
           1, dated July 26, 1993, to Quarterly Report on Form
           10-Q for the quarter ended March 31, 1993
  (4) (b)  Amendment No. 1 dated as of March 31, 1994, to                S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Exhibit (4) of
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1994
  (4) (c)  Amendment No. 2 dated as of November 22, 1994, to             S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Exhibit (4) of
           Current Report on Form 8-K dated
           December 14, 1994
  (4) (d)  Amendment No. 3 dated as of March 31, 1995, to                S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Exhibit (4) of
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1995.
  (4) (e)  Amendment No. 4 dated as of June 1, 1995, to                  S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992
           incorporated by reference herein from Exhibit (4) of
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1995.
  (4) (f)  Amendment No. 5 dated as of February 16, 1996, to             S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992.
 *(10) (a) Description of Stock Bonus Plan, as amended,                  S
           incorporated by reference herein from Exhibit 10(a)
           of Annual Report on Form 10-K for the fiscal year
           ended December 31, 1992
 *(10) (b) Executive Supplemental Benefit Plan dated April 10,           S
           1986, and Amendment No. 1 thereto dated October 1,
           1986, incorporated by reference herein from Exhibit
           (10) (b) of Annual Report on Form 10-K for the fiscal
           year ended December 31, 1988
 *(10) (c) Amendment No. 2, dated March 22, 1990, to Executive           S
           Supplemental Benefit Plan, incorporated by reference
           herein from Exhibit (10)(c) of Annual Report on Form
           10-K for the fiscal year ended December 31, 1989
 *(10) (d) Management Supplemental Benefit Plan dated July 20,           S
           1988, incorporated by reference herein from Exhibit
           (10) of Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1992
 *(10) (e) Pension Restoration Plan (effective as of January 1,          S
           1994)
  (10) (f) Pledge Agreement dated as of April 27, 1992,                  S
           incorporated by reference herein from Exhibit (2) of
           Current Report on Form 8-K dated May 8, 1992
  (21)     Subsidiaries of the registrant                                S
  (27)     Financial Data Schedule                                       S