Form 10-Q
period 1996-03-31
FIRST AMERICAN FINANCIAL CORP
filed 1996-05-13
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                 --------------

                                       OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________


Commission file number     0-3658
                           ------

                       THE FIRST AMERICAN FINANCIAL CORPORATION
                    -------------------------------------------
             (Exact name of registrant as specified in its charter)


  Incorporated in California                            95-1068610
- ---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


114 East Fifth Street, Santa Ana, California             92701-4699
- --------------------------------------------             ----------
(Address of principal executive offices)                 (Zip Code)


                                 (714) 558-3211
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No
    -----         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  11,452,283 as of May 6, 1996

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


                                        THE FIRST AMERICAN FINANCIAL CORPORATION
                                        ----------------------------------------
                                                     (Registrant)



                                        /s/ Thomas A. Klemens
                                        ---------------------
                                        Thomas A. Klemens
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer and Duly
                                        Authorized to Sign on Behalf of
                                        Registrant)


Date:  May 9, 1996

Part I:  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                     For the Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                         1996           1995
                                                     ------------  -------------
REVENUES
 Operating revenues                                  $340,879,000   $256,288,000
 Investment and other income                            6,497,000      4,866,000
                                                     ------------  -------------
                                                      347,376,000    261,154,000
                                                     ------------  -------------

EXPENSES
 Salaries and other personnel costs                   120,240,000    100,050,000
 Premiums retained by agents                          109,872,000     93,395,000
 Other operating expenses                              73,464,000     59,287,000
 Provision for title losses and other claims           18,975,000     21,306,000
 Depreciation and amortization                          4,449,000      4,211,000
 Interest                                               1,229,000      1,613,000
 Minority interests                                       620,000        (20,000)
                                                     ------------  -------------
                                                      328,849,000    279,842,000
                                                     ------------  -------------

Income before premium and income taxes                 18,527,000    (18,688,000)
Premium taxes                                           3,545,000      2,821,000
                                                     ------------  -------------

Income (loss) before income taxes                      14,982,000    (21,509,000)
Income taxes                                            6,400,000     (8,800,000)
                                                     ------------  -------------

Net income (loss)                                    $  8,582,000   $(12,709,000)
                                                     ============  =============

Net income (loss) per share                          $        .75   $      (1.11)
                                                     ============  =============
Cash dividends per share                             $        .15   $        .15
                                                     ============  =============

WEIGHTED AVERAGE NUMBER OF SHAREs                      11,428,000     11,401,000
                                                     ============  =============


                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                                                   March 31, 1996     December 31, 1995
                                                                                 ------------------  ------------------
ASSETS
  Cash and cash equivalents                                                            $129,059,000        $145,902,000
                                                                                 ------------------  ------------------
  Accounts and accrued income receivable, net                                            80,006,000          75,069,000
                                                                                 ------------------  ------------------
  Investments:
    Deposits with savings and loan associations and banks                                20,909,000          18,637,000
    Debt securities                                                                     128,534,000         128,875,000
    Equity securities                                                                    21,910,000          21,445,000
    Other long-term investments                                                          25,876,000          25,230,000
                                                                                 ------------------  ------------------
                                                                                        197,229,000         194,187,000
                                                                                 ------------------  ------------------

  Loans receivable                                                                       48,767,000          46,134,000
                                                                                 ------------------  ------------------
  Property and equipment, at cost                                                       197,234,000         192,496,000
  Less- accumulated depreciation                                                        (75,665,000)        (73,672,000)
                                                                                 ------------------  ------------------
                                                                                        121,569,000         118,824,000
                                                                                 ------------------  ------------------
  Title plants and other indexes                                                         84,537,000          82,454,000
                                                                                 ------------------  ------------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $12,160,000 and $11,246,000)                            24,925,000          25,592,000
                                                                                 ------------------  ------------------
  Deferred income taxes                                                                  36,879,000          39,994,000
                                                                                 ------------------  ------------------
  Goodwill and other intangibles, net                                                    71,738,000          71,825,000
                                                                                 ------------------  ------------------
  Deferred policy acquisition costs                                                      23,650,000          24,342,000
                                                                                 ------------------  ------------------
  Other assets                                                                           53,261,000          49,455,000
                                                                                 ------------------  ------------------
                                                                                       $871,620,000        $873,778,000
                                                                                 ==================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Demand deposits                                                                      $ 44,826,000        $ 43,418,000
                                                                                 ------------------  ------------------
  Accounts payable and accrued liabilities                                               79,773,000          80,938,000
                                                                                 ------------------  ------------------
  Deferred revenue                                                                      101,554,000         104,315,000
                                                                                 ------------------  ------------------
  Reserve for known and incurred but not reported claims                                236,563,000         238,161,000
                                                                                 ------------------  ------------------
  Income taxes payable                                                                    2,330,000           2,812,000
                                                                                 ------------------  ------------------
  Notes and contracts payable                                                            75,303,000          77,206,000
                                                                                 ------------------  ------------------
  Minority interests in consolidated subsidiaries                                        21,532,000          24,161,000
                                                                                 ------------------  ------------------
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 24,000,000 shares
      Outstanding - 11,459,000 and 11,411,000 shares                                     11,459,000          11,411,000
  Additional paid-in capital                                                             45,465,000          44,270,000
  Retained earnings                                                                     249,956,000         243,093,000
  Net unrealized gain on securities                                                       2,859,000           3,993,000
                                                                                 ------------------  ------------------
                                                                                        309,739,000         302,767,000
                                                                                 ------------------  ------------------
                                                                                       $871,620,000        $873,778,000
                                                                                 ==================  ==================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                     For the Three Months Ended
                                                                              March 31
                                                                         1996            1995
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $  8,582,000    $ (12,709,000)
 Adjustments to reconcile net income (loss) to cash provided by
  (used for) operating activities-
   Provision for title losses and other claims                         18,975,000       21,306,000
   Depreciation and amortization                                        4,449,000        4,211,000
   Minority interests in net income (loss)                                620,000          (20,000)
   Other, net                                                            (784,000)       1,307,000
 Changes in assets and liabilities excluding effects of
  company acquisitions and noncash transactions-
   Claims paid, including assets acquired, net of recoveries          (19,859,000)     (13,822,000)
   Net change in income tax accounts                                    2,991,000       (3,765,000)
   Increase in accounts and accrued income receivable                  (4,937,000)      (3,795,000)
   Decrease in accounts payable and accrued liabilities                (2,760,000)      (7,365,000)
   Decrease in deferred revenue                                        (2,761,000)      (4,304,000)
   Other, net                                                          (2,057,000)      (2,658,000)
                                                                    -------------    -------------
 Cash provided by (used for) operating activities                       2,459,000      (21,614,000)
                                                                    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash effect of company acquisitions                               (1,548,000)     (29,828,000)
 Net increase in deposits with banks                                   (2,272,000)        (362,000)
 Net increase in loans receivable                                      (2,633,000)      (2,099,000)
 Purchases of debt and equity securities                              (18,207,000)      (3,533,000)
 Proceeds from sales of debt and equity securities                     15,326,000       10,327,000
 Proceeds from maturities of debt securities                            1,013,000        6,366,000
 Net decrease in other investments                                        257,000        1,220,000
 Capital expenditures                                                  (6,940,000)      (4,751,000)
 Proceeds from sale of property and equipment                             638,000           37,000
                                                                    -------------    -------------
 Cash used for investing activities                                   (14,366,000)     (22,623,000)
                                                                    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in demand deposits                                          1,408,000         (210,000)
 Repayment of debt                                                     (4,597,000)      (4,436,000)
 Purchase of Company shares                                               (28,000)        (690,000)
 Cash dividends                                                        (1,719,000)      (1,713,000)
                                                                    -------------    -------------
 Cash used for financing activities                                    (4,936,000)      (7,049,000)
                                                                    -------------    -------------
Net decrease in cash and cash equivalents                             (16,843,000)     (51,286,000)
Cash and cash equivalents- Beginning of year                          145,902,000      154,234,000
                         - End of first quarter                     -------------    -------------
                                                                     $129,059,000    $ 102,948,000
                                                                    =============    =============
SUPPLEMENTAL INFORMATION:
 Cash paid during the first quarter for:
  Interest                                                           $  1,209,000    $   1,898,000
  Premium taxes                                                      $  3,529,000    $   3,465,000
  Income taxes                                                       $  2,937,000    $   1,122,000
 Noncash investing and financing activities:
  Shares issued for stock bonus plan                                 $  1,271,000    $   1,115,000
  Liabilities incurred in connection with company acquisitions       $  4,393,000    $  11,276,000
  Net unrealized (loss) gain on securities                           $( 1,134,000)   $   3,444,000

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)



Note 1 - Basis of Condensed Consolidated Financial Statements
- -------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected on the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Any statements in this report looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of change economic conditions; and the demand for and the acceptance of our products. This report should be read in conjunction with the Company's 1995 Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------


RESULTS OF OPERATIONS

Three months ended March 31:

OVERVIEW

Beginning in the second quarter 1994, increased mortgage interest rates caused a downward trend in new order counts and closings as refinance transactions came to a virtual halt. Due to seasonal considerations, this condition intensified at yearend 1994 resulting in a low inventory of new orders going into the first quarter 1995. As a result, operating revenues for the first quarter 1995 were adversely affected and the Company reported a first quarter 1995 loss of $12.7 million, or $1.11 per share. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year and into 1996, helped by an easing of monetary policy by the Federal Reserve Board. This, together with an improved real estate economy (including the beginnings of a modest recovery in California), contributed to an increase in closed transactions and operating revenues for the first quarter 1996 and resulted in net income of $8.6 million, or $0.75 per share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                             Three Months Ended
                                                   March 31
                                    ----------------------------------------
                                                     ($000)
                                       1996      %           1995        %
                                    ---------  -----       --------    -----
Title Insurance:
   Direct Operations                $137,490     40        $104,291      41
   Agency Operations                 136,364     40         115,026      45
                                    ---------  -----       --------    -----
                                    $273,854     80         219,317      86
Real Estate Information               54,394     16          26,105      10
Home Warranty                          8,739      3           7,389       3
Trust and Banking                      3,892      1           3,477       1
                                    ---------  -----       --------    -----
   Total                            $340,879    100        $256,288     100
                                    =========  =====       ========    =====

TITLE INSURANCE. Operating revenues from direct operations increased 31.8% when compared with the same quarter of the prior year. This increase was primarily attributable to a 31.3% increase in the number of title orders closed by the Company's direct operations. The Company's direct operations closed 177,600 title orders during the current quarter, as compared with 135,300 title orders closed during the same period of the prior year. This increase was primarily
attributable to the factors mentioned above.     Operating revenues from agency
operations increased 18.6% when compared with the same period of the prior year. This increase was primarily due to the same factors affecting direct operations, offset in part by the effects of the seasonal pattern of residential resale activity, which is more pronounced in the agency concentrated midwest and eastern sectors of the country, and by the inherent delay in reporting by agents.

REAL ESTATE INFORMATION. Real estate operating revenues increased 108.4% when compared with the same period of the prior year. This increase was primarily due to the same factors affecting title insurance, as well as increases in market penetration, primarily by the Company's flood determination and credit reporting divisions.

HOME WARRANTY. Home warranty operating revenues increased 18.3% when compared with the same period of the prior year. This increase was primarily attributable to improvements in the residential resale markets in which this business segment operates.

INVESTMENT AND OTHER INCOME

Investment and other income increased $1.6 million, or 33.5%, when compared with the same period of the prior year. This increase was primarily attributable to an increase in equity in earnings of affiliates and gains on the sales of certain investments, partially offset by a 12.3% reduction in the average investment portfolio balance.

TOTAL OPERATING EXPENSES

TITLE INSURANCE. Salaries and other personnel costs were $95.1 million, an increase of 16.3% when compared with the same period of the prior year. This increase was primarily due to the costs incurred processing the high number of title orders opened with the Company's direct operations, offset in part by personnel efficiencies. The Company's direct operations opened 272,500 orders during the first quarter 1996, an increase of 43.0% when compared with the 190,600 orders opened during the same period of the prior year.

Agents retained $109.9 million, or 80.6%, and $93.4 million, or 81.2%, of the title premiums generated by agency operations for the first quarter 1996 and 1995, respectively. The percentage of title premiums retained by agents varies from region to region; accordingly, the geographical mix of revenues from agency operations accounts for the variation in the percentage amount of title premiums retained by agents.

Other operating expenses were $49.8 million, an increase of 15.8% when compared with the same period of the prior year. This increase was primarily attributable to the incremental costs associated with processing the high number of title orders opened during the current quarter, offset in part by successful cost containment programs.

The provision for title losses as a percentage of title insurance operating revenues was 4.9% for the current quarter and 7.6% for the same period of the prior year. The decrease in the current quarter was primarily due to an ongoing improvement in the Company's loss experience.

REAL ESTATE INFORMATION. Real estate information personnel and other operating expenses were $38.3 million, an increase of 47.4% when compared with the same period of the prior year. This increase was primarily due to costs incurred servicing the increase in business volume as well as costs incurred expanding the flood determination and credit reporting divisions, partially offset by cost containment programs.

HOME WARRANTY. Home warranty personnel and other operating expenses were $2.7 million, an increase of 8.0% when compared with the same period of the prior year. This increase was primarily attributable to costs incurred servicing the increased business volume, offset in part by cost containment programs. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 51.7% and 54.2% for the first quarter 1996 and 1995, respectively. The decrease in loss ratio was primarily attributable to a decrease in the average number of claims per contract.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations (continued)
- ----------------------


PRETAX PROFITS (LOSSES)

Set forth below is a summary of pretax profits (losses) for each of the Company's segments.

                                                 Three Months Ended
                                                      March 31
                                         ------------------------------------
                                                       ($000)
                                            1996      %        1995       %
                                         ----------  -----   ---------  -----
Title Insurance                          $ 8,159       33    $(14,561)   108
Real Estate Information                   13,782       55      (1,380)    10
Home Warranty                              2,288        9       1,528    (11)
Trust and Banking                            779        3         932     (7)
                                         ----------  -----   ---------  -----
   Total before corporate                 25,008      100     (13,481)   100
                                                     =====              =====
Corporate                                 (6,481)              (5,207)
                                         ----------          ---------
   Total                                 $18,527             $(18,688)
                                         ==========          =========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.

PREMIUM TAXES

Premium taxes were $3.5 million, an increase of 25.7% when compared with the same period of the prior year. This increase corresponds to the relative increase in title insurance premium revenues. Premium taxes as a percentage of title insurance operating revenues remained constant at 1.3%.

INCOME TAXES

The effective income tax rate was 42.7% for the current quarter and 40.9% for the first quarter 1995. The increase in effective rate was primarily attributable to an increase in state income taxes resulting from the Company's non-insurance subsidiaries' increase in contribution to pretax profits.

NET INCOME

Net income for the current quarter was $8.6 million, or $0.75 per share, compared with a net loss for the first quarter 1995 of $12.7 million, or $1.11 per share.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations (continued)
- ----------------------

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $16.8 million and $51.3 million for the three months ended March 31, 1996 and 1995, respectively. The decrease for the current period was primarily attributable to capital expenditures and the repayment of debt. The decrease in the prior year period was primarily due to cash used for operating activities and the net cash effect of company acquisitions.

Notes and contracts payable as a percentage of total capitalization decreased to 18.5% at March 31, 1996, from 19.1% at December 31, 1995. The decrease was primarily due to the net income contribution to equity as well as the reduction of debt.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

Part II:  Other Information
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of shareholders (the "Meeting") of The First American Financial Corporation (the "Company") was held on Wednesday, April 24, 1996.

         (b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.

             Name of Nominee                Votes For           Votes Withheld
             ---------------                ---------           ---------------

             George L. Argyros              8,388,070               309,651
             J. David Chatham               8,686,804                10,917
             William G. Davis               8,364,345               333,376
             James L. Doti                  8,682,792                14,929
             Lewis W. Douglas, Jr.          8,369,728               327,993
             Paul B. Fay, Jr.               8,666,893                30,828
             D.P. Kennedy                   8,667,975                29,746
             Parker S. Kennedy              8,686,188                11,533
             Robert B. McLain               8,667,674                30,047
             Anthony R. Moiso               8,388,165               309,556
             R. J. Munzer                   8,368,371               329,350
             Frank E. O'Bryan               8,674,706                23,015
             Roslyn B. Payne                8,682,955                14,766
             Virginia M. Ueberroth          8,685,204                12,517

         (c) At the Meeting, the holders of a majority of the Company's Common shares voted "FOR" the proposal to approve the Company's 1996 Stock Option Plan. The results of the voting of this proposal are set forth below.

             Votes For    Votes Against     Votes Withheld       Broker Nonvotes
             ---------    -------------     --------------       ---------------

             5,685,955      1,605,748           158,070             1,247,948

             No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits

             (10) The First American Financial Corporation 1996 Stock Option
                  Plan, incorporated by reference herein from definitive Proxy Statement dated March 25, 1996.

             (27) Financial Data Schedule.

         (b) Reports on Form 8-K

              The Company filed a report on Form 8-K dated April 23, 1996 (the "Form 8-K"), subsequent to the quarterly period covered by this report. The Form 8-K contains Item 5, describing the Company's acquisition of certain assets and liabilities of Residential Information Services Limited Partnership.

                                 EXHIBIT INDEX


Exhibit No.      Description
- -----------      -----------

(10)             The First American Financial Corporation
                 1996 Stock Option Plan, incorporated by
                 reference herein from definitive Proxy
                 Statement dated March 25, 1996

(27)             Financial Data Schedule