Form 10-Q
period 1996-06-30
FIRST AMERICAN FINANCIAL CORP
filed 1996-08-13
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                  -------------

                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ----------------------

Commission file number        0-3658
                      --------------------------------------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

  Incorporated in California                                95-1068610
  --------------------------                              ---------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


     114 East Fifth Street, Santa Ana, California             92701-4699
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

Yes      X        No
    -----------      -----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes -----------    No -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  - 11,434,282 as of August 7, 1996

                        INFORMATION INCLUDED IN REPORT
                        ------------------------------



Part I:  Financial Information
Item 1.  Financial Statements
         A. Condensed Consolidated Statements of Income
         B. Condensed Consolidated Balance Sheets
         C. Condensed Consolidated Statements of Cash Flows
         D. Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II: Other Information
Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K
         Items 2-5 have been omitted because they are not applicable with respect to the current reporting period.



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


                                      THE FIRST AMERICAN FINANCIAL CORPORATION
                                      ----------------------------------------
                                                       (Registrant)



                                       /s/  Thomas A. Klemens
                                       ---------------------------------------
                                       Thomas A. Klemens
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized to Sign on
                                       Behalf of Registrant)


Date:  August 9, 1996

Part I: Financial Information
        ---------------------

Item 1. Financial Statements
        --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                             For the Three Months Ended         For the Six Months Ended
                                                       June 30                            June 30
                                             ----------------------------       ----------------------------
                                                  1996           1995                1996           1995
                                             -------------   ------------       -------------   ------------
REVENUES
  Operating revenues                          $404,878,000   $286,748,000        $745,757,000   $543,036,000
  Investment and other income                    8,496,000      6,492,000          14,993,000     11,358,000
                                             -------------   ------------       -------------   ------------
                                               413,374,000    293,240,000         760,750,000    554,394,000
                                             -------------   ------------       -------------   ------------
EXPENSES
  Salaries and other personnel costs           132,742,000    103,687,000         252,982,000    203,737,000
  Premiums retained by agents                  128,218,000     91,252,000         238,090,000    184,647,000
  Other operating expenses                      84,011,000     63,979,000         157,475,000    123,266,000
  Provision for title losses and other claims   23,488,000     22,419,000          42,463,000     43,725,000
  Depreciation and amortization                  5,558,000      4,584,000          10,007,000      8,795,000
  Interest                                       1,281,000      1,639,000           2,510,000      3,252,000
  Minority interests                               864,000        563,000           1,484,000        543,000
                                             -------------   ------------       -------------   ------------
                                               376,162,000    288,123,000         705,011,000    567,965,000
                                             -------------   ------------       -------------   ------------

Income (loss) before premium and income taxes   37,212,000      5,117,000          55,739,000    (13,571,000)
Premium taxes                                    4,385,000      3,280,000           7,930,000      6,101,000
                                             -------------   ------------       -------------   ------------
Income (loss) before income taxes               32,827,000      1,837,000          47,809,000    (19,672,000)
Income taxes                                    13,400,000        700,000          19,800,000     (8,100,000)
                                             -------------   ------------       -------------   ------------

Net income (loss)                              $19,427,000     $1,137,000         $28,009,000   ($11,572,000)
                                             =============   ============       =============   ============
Net income (loss) per share                        $  1.70         $  .10             $  2.45        $ (1.01)
                                             =============   ============       =============   ============
Cash dividends per share                            $  .18         $  .15              $  .33         $  .30
                                             =============   ============       =============   ============
WEIGHTED AVERAGE NUMBER OF SHARES               11,447,000     11,421,000          11,439,000     11,411,000
                                             =============   ============       =============   ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                         June 30, 1996       December 31, 1995
                                                         -------------       -----------------
ASSETS
  Cash and cash equivalents                              $152,484,000           $145,902,000
                                                         ------------           ------------
  Accounts and accrued income receivable, net              95,042,000             75,069,000
                                                         ------------           ------------
  Investments:
    Deposits with savings and loan associations
      and banks                                            24,095,000             18,637,000
    Debt securities                                       137,565,000            128,875,000
    Equity securities                                       8,407,000             21,445,000
    Other long-term investments                            27,276,000             25,230,000
                                                         ------------           ------------
                                                          197,343,000            194,187,000
                                                         ------------           ------------
  Loans receivable                                         51,490,000             46,134,000
                                                         ------------           ------------
  Property and equipment, at cost                         201,029,000            192,496,000
  Less- accumulated depreciation                          (77,094,000)           (73,672,000)
                                                         ------------           ------------
                                                          123,935,000            118,824,000
                                                         ------------           ------------
  Title plants and other indexes                           86,729,000             82,454,000
                                                         ------------           ------------
  Assets acquired in connection
    with claim settlements
    (net of valuation reserves
    of $11,094,000 and $11,246,000)                        26,130,000             25,592,000
                                                         ------------           ------------
  Deferred income taxes                                    39,748,000             39,994,000
                                                         ------------           ------------
  Goodwill and other intangibles, net                      73,273,000             71,825,000
                                                         ------------           ------------
  Deferred policy acquisition costs                        23,923,000             24,342,000
                                                         ------------           ------------
  Other assets                                             60,499,000             49,455,000
                                                         ------------           ------------
                                                         $930,596,000           $873,778,000
                                                         ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Demand deposits                                        $ 47,251,000           $ 43,418,000
                                                         ------------           ------------
  Accounts payable and accrued liabilities                106,362,000             80,938,000
                                                         ------------           ------------
  Deferred revenue                                        103,505,000            104,315,000
                                                         ------------           ------------
  Reserve for known and incurred but
    not reported claims                                   242,037,000            238,161,000
                                                         ------------           ------------
  Income taxes payable                                     10,922,000              2,812,000
                                                         ------------           ------------
  Notes and contracts payable                              72,402,000             77,206,000
                                                         ------------           ------------
  Minority interests in consolidated subsidiaries          22,848,000             24,161,000
                                                         ------------           ------------
  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 24,000,000 shares
      Outstanding - 11,448,000 and 11,411,000 shares       11,448,000             11,411,000
  Additional paid-in capital                               45,172,000             44,270,000
  Retained earnings                                       267,318,000            243,093,000
  Net unrealized gain on securities                         1,331,000              3,993,000
                                                         ------------           ------------
                                                          325,269,000            302,767,000
                                                         ------------           ------------
                                                         $930,596,000           $873,778,000
                                                         ============           ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)


                                                                                        For the Six Months Ended
                                                                                                June 30
                                                                               --------------------------------------------
                                                                                   1996                          1995
                                                                               --------------               ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $ 28,009,000                 $ (11,572,000)
  Adjustments to reconcile net income (loss) to cash provided by
    (used for) operating activities-
      Provision for title losses and other claims                                  42,463,000                    43,725,000
      Depreciation and amortization                                                10,007,000                     8,795,000
      Minority interests in net income                                              1,484,000                       543,000
      Other, net                                                                     (640,000)                    1,128,000
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries                   (39,077,000)                  (30,643,000)
      Net change in income tax accounts                                            11,223,000                    (3,133,000)
      Increase in accounts and accrued income receivable                          (19,878,000)                  (13,463,000)
      Increase (decrease) in accounts payable and accrued liabilities              15,466,000                    (3,862,000)
      Decrease in deferred revenue                                                 (1,054,000)                   (7,796,000)
      Other, net                                                                   (7,554,000)                    1,097,000
                                                                               --------------               ---------------
  Cash provided by (used for) operating activities                                 40,449,000                   (15,181,000)
                                                                               --------------               ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash effect of company acquisitions                                          (3,306,000)                  (31,039,000)
  Net increase in deposits with banks                                              (5,458,000)                     (293,000)
  Net increase in loans receivable                                                 (5,356,000)                   (2,472,000)
  Purchases of debt and equity securities                                         (40,365,000)                   (7,983,000)
  Proceeds from sales of debt and equity securities                                33,451,000                    32,345,000
  Proceeds from maturities of debt securities                                       8,031,000                     7,920,000
  Net decrease in other investments                                                   147,000                     1,257,000
  Capital expenditures                                                            (12,474,000)                  (10,256,000)
  Proceeds from sale of property and equipment                                      1,092,000                       117,000
                                                                               --------------               ---------------
  Cash used for investing activities                                              (24,238,000)                  (10,404,000)
                                                                               --------------               ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits                                                     3,833,000                     1,169,000
  Repayment of debt                                                                (9,330,000)                   (9,079,000)
  Purchase of Company shares                                                         (348,000)                   (1,393,000)
  Cash dividends                                                                   (3,784,000)                   (3,425,000)
                                                                               --------------               ---------------
  Cash used for financing activities                                               (9,629,000)                  (12,728,000)
                                                                               --------------               ---------------
Net increase (decrease) in cash and cash equivalents                                6,582,000                   (38,313,000)
Cash and cash equivalents        - Beginning of year                              145,902,000                   154,234,000
                                                                               --------------               ---------------
                                 - End of first half                            $ 152,484,000                  $115,921,000
                                                                               ==============               ===============
SUPPLEMENTAL INFORMATION:
  Cash paid during the first half for:
    Interest                                                                    $   2,729,000                  $  3,268,000
    Premium taxes                                                               $   7,149,000                  $  7,682,000
    Income taxes                                                                $   8,760,000                  $  2,362,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                          $   1,287,000                  $  1,128,000
    Liabilities incurred in connection with company acquisitions                $  11,311,000                  $ 11,812,000
    Net unrealized (loss) gain on securities                                    $  (2,662,000)                 $  6,344,000

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

Note 2 - Stock Option Plan
- --------------------------

At the Annual Meeting of Stockholders held on April 24, 1996, The First American Financial Corporation 1996 Stock Option Plan was approved. Concurrently, The Compensation Committee of the Board of Directors granted 635,000 options at an exercise price of $25.625. These options had no affect on the Company's earnings per share computations for the current reporting period. Under the plan, the maximum number of common shares that may be subject to options is 1,250,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Three and six months ended June 30:

OVERVIEW

Beginning in the second quarter 1994, increased mortgage interest rates caused a downward trend in new order counts and closings as refinance transactions came to virtual halt. Due to seasonal considerations, this condition intensified at yearend 1994 resulting in a low inventory of new orders going into 1995. As a result, the Company reported a first quarter 1995 loss.
During the second quarter 1995, marked improvements in the national real estate market resulted in significant order count increases and enabled the Company to return to profitability. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year and into 1996, helped by an easing of monetary policy by the Federal Reserve Board. This, together with an improved real estate economy (including the beginnings of a modest recovery in California), contributed to high order counts resulting in a strong first quarter 1996. During the second quarter 1996, continued improvements in the national real estate market and the Company's successful integration of its diverse businesses resulted in record revenues and significantly increased pretax profits.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.


                                 Three Months Ended                      Six Months Ended
                                       June 30                               June 30
                            -------------------------------        ------------------------------
                                        ($000)                               ($000)
                            1996       %       1995       %        1996       %      1995     %
                            ----      ---      ----      ---       ----      ---     ----    ----

Title Insurance:
 Direct operations         $166,748     41   $128,714     45       $304,238    41   $230,659   42
 Agency operations          158,104     39    114,050     40        294,468    39    231,422   43
                           --------    ---   --------    ---       --------   ---   --------  ---
                            324,852     80    242,764     85        598,706    80    462,081   85
Real Estate Information      66,265     16     32,875     11        120,659    16     58,980   11
Home Warranty                 9,761      3      7,830      3         18,500     3     15,219    3
Trust and Banking             4,000      1      3,279      1          7,892     1      6,756    1
                           --------    ---   --------    ---       --------   ---   --------  ---
 Total                     $404,878    100   $286,748    100       $745,757   100   $543,036  100
                           ========    ===   ========    ===       ========   ===   ========  ===

TITLE INSURANCE. Operating revenues from direct operations increased 29.5% and 31.9% for the three and six months ended June 30, 1996, respectively, when compared with the same periods of the prior year. These increases were attributable to an increase in the number of title orders closed by the Company's direct operations, as well as an increase in the average revenues per order closed. The Company's direct operations closed 209,200 and 386,800 title orders during the three and six months ended June 30, 1996, respectively, representing increases of 26.2% and 28.5% when compared with the same periods of the prior year. The average revenues per order closed were $797 and $787 for the three and six months ended June 30, 1996, respectively, as compared with $776 and $766 for the same periods of the prior year. These increases were primarily due to the significant decline in refinance activity, coupled with the improved mix of higher-margin commercial and residential resale and new home transactions during the current quarter. Operating revenues from agency operations increased 38.6% and 27.2% for the three and six months ended June 30, 1996, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct operations, as well as the effects of the inherent delay in reporting by agents.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         --------------------------------

REAL ESTATE INFORMATION. Real estate information operating revenues increased 101.6% and 104.6% for the three and six months ended June 30, 1996, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting title insurance, as well as market penetration, primarily by the Company's flood determination and credit reporting divisions. The second quarter 1996 also included $4.4 million of operating revenues attributable to the Company's acquisition of Exelis, Inc.

HOME WARRANTY. Home warranty operating revenues increased 24.7% and 21.6% for the three and six months ended June 30, 1996, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to improvements in the residential resale markets in which this business segment operates.

INVESTMENT AND OTHER INCOME

Investment and other income increased $2.0 million, or 30.9%, and $3.6 million, or 32.0%, for the three and six months ended June 30, 1996, respectively, when compared with the same periods of the prior year. The increase for the current three-month period was primarily due to increases of approximately $1.5 million in realized investment gains, $0.4 million in equity in earnings of affiliates and $0.2 million in gains on the sale of fixed assets, partially offset by a 2.5% decrease in the average investment portfolio balance. The increase for the current six-month period was also primarily due to realized investment gains and increases in equity in earnings of affiliates, offset in part by a 7.3% decrease in the average investment portfolio balance.

TOTAL OPERATING EXPENSES

TITLE INSURANCE. Salaries and other personnel costs were $103.1 million and $198.2 million for the three and six months ended June 30, 1996, respectively, increases of 15.6% and 19.0% when compared with the same periods of the prior year. These increases were primarily due to costs incurred processing the high number of title orders opened during the respective periods. The increase for the second quarter 1996 was also impacted by costs incurred servicing orders opened during the first quarter 1996 but not closed until the second quarter 1996. The Company's direct operations opened 259,100 and 531,600 title orders during the three and six months ended June 30, 1996, respectively, increases of 9.6% and 24.5% when compared with the 236,400 and 427,000 opened during the same periods of the prior year.

Agents retained $128.2 million and $238.1 million of title premiums generated by agency operations for the three and six months ended June 30, 1996, respectively, which compares with $91.3 million and $184.6 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.8% to 81.1% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $55.2 million and $105.0 million for the three and six months ended June 30, 1996, respectively, increases of 21.5% and 18.7% when compared with the same periods of the prior year. These increases were primarily attributable to the incremental costs associated with processing the increase in order volumes.

The provision for title losses as a percentage of title insurance operating revenues was 5.1% for the six months ended June 30, 1996, and 7.2% for the same period of the prior year. This decrease was primarily due to an ongoing improvement in the Company's loss experience.

REAL ESTATE INFORMATION. Real estate information personnel and other operating expenses were $47.7 million and $86.0 million for the three and six months ended June 30, 1996, respectively, increases of 62.8% and 55.6% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increase in business volume, as well as approximately $5.2 million of costs incurred during the second quarter 1996 attributable to the Company's acquisition of Excelis, Inc. Also contributing to the increases were costs incurred expanding the flood determination and credit reporting divisions.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         --------------------------------

HOME WARRANTY. Home warranty personnel and other operating expenses were $2.8 million and $5.5 million for the three and six months ended June 30, 1996, respectively, increases of 20.6% and 14.1% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 53.2% and 56.0% for the six months ended June 30, 1996 and 1995, respectively. The decrease in loss ratio was primarily attributable to a decrease in the average number of claims per contract.

PRETAX PROFITS (LOSSES)

Set forth below is a summary of pretax profits for each of the Company's segments.

                                  Three Months Ended                      Six Months Ended
                                       June 30,                                June 30,
                            --------------------------------       -------------------------------
                                        ($000)                               ($000)
                            1996       %       1995       %        1996       %      1995       %
                            ----      ---      ----      ---       ----      ---     ----      ---

 Title Insurance            $23,581     54    $ 6,524     64       $ 31,740    46   $ (8,037)  247
 Real Estate Information     16,628     38      1,524     15         30,410    45        144    (4)
 Home Warranty                2,399      6      1,644     16          4,687     7      3,172   (98)
 Trust and Banking              838      2        539      5          1,617     2      1,471   (45)
                            -------    ---    -------    ---       --------   ---   --------   ---
 Total before corporate      43,446    100     10,231    100         68,454   100     (3,250)  100
                                       ===               ===                  ===              ===
 Corporate                   (6,234)           (5,114)              (12,715)         (10,321)
                            -------           -------              --------         --------
 Total                      $37,212           $ 5,117              $ 55,739         $(13,571)
                            =======           =======              ========         ========


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


PREMIUM TAXES

Premium taxes were $7.9 million and $6.1 million for the six months ended June 30, 1996 and 1995, respectively. Premium taxes as a percentage of title insurance operating revenues remained constant at 1.3%.

INCOME TAXES

The effective income tax rate of 41.4% for the six months ended June 30, 1996, remained relatively constant when compared with the same period of the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         --------------------------------

NET INCOME

Net income for the three and six months ended June 30, 1996, was $19.4 million, or $1.70 per share, and $28.0 million, or $2.45 per share, respectively. Net income (loss) for the three and six months ended June 30, 1995, was $1.1 million, or $0.10 per share, and $(11.6) million, or $(1.01) per share, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $6.6 million and decreased $38.3 million for the six months ended June 30, 1996 and 1995, respectively. The increase for the current year period was primarily due to cash provided by operating activities, offset in part by capital expenditures, net increases in loans receivable and deposits with banks, and the repayment of debt. The decrease for the prior year period was primarily due to cash used for operating activities, the net cash effect of company acquisitions, capital expenditures and the repayment of debt, offset in part by the proceeds from the sales of certain debt and equity securities.

Notes and contracts payable as a percentage of total capitalization decreased to 17.2% at June 30, 1996, from 19.1% at December 31, 1995. The decrease was primarily due to the net income contribution to equity as well as the reduction of debt.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

Part II:  Other Information
          -----------------

Item 1.   Legal Proceedings.
          -----------------

          The Company reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K"), that its subsidiary, First American Title Insurance Company ("First American"), together with other title insurers and certain individuals, is a defendant in civil actions entitled Brown, et al. v. Ticor Title Insurance Co., et al., and Segall, et al. v. Stewart Title Guaranty Co., et al., which have been consolidated, for pretrial matters, in the U.S. District Court in Phoenix, Arizona, under the title "In Re Title Search and Examination Services Antitrust Litigation," as Case No. MDL-94-1027.

          In subsequent developments, First American, along with the other defendants in these actions, has entered into an agreement with the plaintiffs to settle both actions that has been approved by the District Court. The Court's order approving the settlement agreement became final on July 24, 1996. The Company's management does not believe that compliance with this agreement will materially and adversely affect its financial condition.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits

               (27) Financial Data Schedule.

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K dated April 23, 1996 (the "Form 8-K"), during the quarterly period covered by this report. The Form 8-K contains Item 5, describing the Company's acquisition of certain assets and liabilities of Residential Information Services Limited Partnership.

                                 EXHIBIT INDEX


Exhibit No.                     Description
- ----------                      -----------

  (27)                          Financial Data Schedule