Form 10-Q
period 1996-09-30
FIRST AMERICAN FINANCIAL CORP
filed 1996-11-14
CIK 36047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                                 ------------------

                                       OR
                                       --
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     ----------------

Commission file number     0-3658
                           ------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                  -------------------------------------------
            (Exact name of registrant as specified in its charter)

      Incorporated in California                       95-1068610
      --------------------------                       ----------
(State or other jurisdiction of incorporation        (I.R.S. Employer
            or organization)                        Identification No.)

         114 East Fifth Street, Santa Ana, California       92701-4699
         --------------------------------------------       ----------
           (Address of principal executive offices)         (Zip Code)

                                 (714)558-3211
            -------------------------------------------------------
              (Registrant's telephone number, including area code)


            -------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
    -----------      ----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
    ------------     ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value - 11,449,077 as of November 11, 1996

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


                                  THE FIRST AMERICAN FINANCIAL CORPORATION
                                -------------------------------------------
                                                 (Registrant)



                                 /s/  Thomas A. Klemens
                                 -----------------------------------
                                 Thomas A. Klemens
                                 Executive Vice President, Chief Financial
                                 Officer (Principal Financial Officer and
                                 Duly Authorized to Sign on Behalf of
                                 Registrant)


Date:  November 12, 1996

Part I:  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                   For the Three Months Ended       For the Nine Months Ended
                                                           September 30                    September 30
                                                  ----------------------------    ------------------------------
                                                      1996            1995             1996             1995
                                                  ------------    ------------    --------------    ------------
REVENUES
 Operating revenues.............................. $405,522,000    $326,355,000    $1,151,279,000    $869,391,000
 Investment and other income.....................    5,782,000       4,973,000        20,775,000      16,331,000
                                                  ------------    ------------    --------------    ------------
                                                   411,304,000     331,328,000     1,172,054,000     885,722,000
                                                  ------------    ------------    --------------    ------------
EXPENSES
 Salaries and other personnel costs..............  132,887,000     110,860,000       385,869,000     314,597,000
 Premiums retained by agents.....................  134,766,000     104,502,000       372,856,000     289,149,000
 Other operating expenses........................   82,786,000      66,031,000       240,261,000     189,297,000
 Provision for title losses and other claims.....   25,025,000      23,405,000        67,488,000      67,130,000
 Depreciation and amortization...................    5,879,000       4,736,000        15,886,000      13,531,000
 Interest........................................    1,273,000       1,570,000         3,783,000       4,822,000
 Minority interests..............................      667,000         863,000         2,151,000       1,406,000
                                                  ------------    ------------    --------------    ------------
                                                   383,283,000     311,967,000     1,088,294,000     879,932,000
                                                  ------------    ------------    --------------    ------------

 Income before premium and income taxes..........   28,021,000      19,361,000        83,760,000       5,790,000
 Premium taxes...................................    4,452,000       3,841,000        12,382,000       9,942,000
                                                  ------------    ------------    --------------    ------------
 Income (loss) before income taxes...............   23,569,000      15,520,000        71,378,000      (4,152,000)
 Income taxes....................................    9,800,000       6,200,000        29,600,000      (1,900,000)
                                                  ------------    ------------    --------------    ------------

 Net income (loss)............................... $ 13,769,000    $  9,320,000    $   41,778,000    $ (2,252,000)
                                                  ============    ============    ==============    ============

 Net income (loss) per share..................... $       1.20    $       0.81    $         3.65    $      (0.20)
                                                  ============    ============    ==============    ============
 Cash dividends per share........................ $        .18    $       0.15    $         0.51    $       0.45
                                                  ============    ============    ==============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES...............   11,443,000      11,394,000         11,440,000     11,405,000
                                                  ============    ============    ==============    ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                                   September 30, 1996      December 31, 1995
                                                                   ------------------      -----------------
ASSETS
 Cash and cash equivalents........................................ $      162,355,000      $     145,902,000
                                                                   ------------------      -----------------
 Accounts and accrued income receivable, net......................         97,917,000             75,069,000
                                                                   ------------------      -----------------
 Investments:
   Deposits with savings and loan associations and banks..........         23,463,000             18,637,000
   Debt securities................................................        134,721,000            128,875,000
   Equity securities..............................................          8,020,000             21,445,000
   Other long-term investments....................................         28,886,000             25,230,000
                                                                   ------------------      -----------------
                                                                          195,090,000            194,187,000
                                                                   ------------------      -----------------
 Loans receivable.................................................         52,484,000             46,134,000
                                                                   ------------------      -----------------
 Property and equipment, at cost..................................        208,468,000            192,496,000
 Less- accumulated depreciation...................................        (81,525,000)           (73,672,000)
                                                                   ------------------      -----------------
                                                                          126,943,000            118,824,000
                                                                   ------------------      -----------------
 Title plants and other indexes..................................          91,260,000             82,454,000
                                                                   ------------------      -----------------
 Assets acquired in connection with claim settlements
 (net of valuation reserves of $11,957,000 and $11,246,000).......         23,544,000             25,592,000
                                                                   ------------------      -----------------
 Deferred income taxes............................................         40,055,000             39,994,000
                                                                   ------------------      -----------------
 Goodwill and other intangibles, net..............................         81,568,000             71,825,000
                                                                   ------------------      -----------------
 Deferred policy acquisition costs................................         24,503,000             24,342,000
                                                                   ------------------      -----------------
 Other assets.....................................................         64,460,000             49,455,000
                                                                   ------------------      -----------------
                                                                   $      960,179,000      $     873,778,000
                                                                   ==================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Demand deposits.................................................. $       48,311,000      $      43,418,000
                                                                   ------------------      -----------------
 Accounts payable and accrued liabilities.........................        113,715,000             80,938,000
                                                                   ------------------      -----------------
 Deferred revenue.................................................        105,199,000            104,315,000
                                                                   ------------------      -----------------
 Reserve for known and incurred but not reported claims...........        245,679,000            238,161,000
                                                                   ------------------      -----------------
 Income taxes payable.............................................         12,013,000              2,812,000
                                                                   ------------------      -----------------
 Notes and contracts payable......................................         74,786,000             77,206,000
                                                                   ------------------      -----------------
 Minority interests in consolidated subsidiaries..................         22,717,000             24,161,000
                                                                   ------------------      -----------------
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $1 par value
     Authorized - 500,000 shares; outstanding - none
   Common stock, $1 par value
     Authorized - 24,000,000 shares
     Outstanding - 11,467,000 and 11,411,000 shares...............         11,467,000             11,411,000
   Additional paid-in capital.....................................         45,556,000             44,270,000
   Retained earnings..............................................        279,022,000            243,093,000
   Net unrealized gain on securities..............................          1,714,000              3,993,000
                                                                   ------------------      -----------------
                                                                          337,759,000            302,767,000
                                                                   ------------------      -----------------
                                                                   $      960,179,000      $     873,778,000
                                                                   ==================      ==================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30
                                                                               -----------------------------
                                                                                    1996            1995
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................................................ $ 41,778,000     $ (2,252,000)
 Adjustments to reconcile net income (loss) to cash provided by operating activities-
   Provision for title losses and other claims................................   67,488,000       67,130,000
   Depreciation and amortization..............................................   15,886,000       13,531,000
   Minority interests in net income...........................................    2,151,000        1,406,000
   Other, net.................................................................     (542,000)       1,444,000
 Changes in assets and liabilities excluding effects of
  company acquisitions and noncash transactions-
   Claims paid, including assets acquired, net of recoveries..................  (57,874,000)     (49,073,000)
   Net change in income tax accounts..........................................   11,606,000        1,837,000
   Increase in accounts and accrued income receivable.........................  (22,259,000)     (18,586,000)
   Increase in accounts payable and accrued liabilities.......................   21,248,000        6,058,000
   Increase (decrease) in deferred revenue....................................      640,000      (12,252,000)
   Other, net.................................................................  (11,897,000)      (2,297,000)
                                                                               ------------     ------------
 Cash provided by operating activities........................................   68,225,000        6,946,000
                                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash effect of company acquisitions......................................   (6,057,000)     (31,336,000)
 Net (increase) decrease in deposits with banks...............................   (4,826,000)         742,000
 Net increase in loans receivable.............................................   (6,350,000)      (4,259,000)
 Purchases of debt and equity securities......................................  (54,660,000)     (13,203,000)
 Proceeds from sales of debt and equity securities............................   37,236,000       34,972,000
 Proceeds from maturities of debt securities..................................   21,522,000       13,038,000
 Net (increase) decrease in other investments.................................   (1,532,000)         524,000
 Capital expenditures.........................................................  (20,022,000)     (16,748,000)
 Proceeds from sale of property and equipment.................................    1,092,000          384,000
                                                                               ------------     ------------
 Cash used for investing activities...........................................  (33,597,000)     (15,886,000)
                                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in demand deposits ...............................................    4,893,000        2,135,000
 Repayment of debt............................................................  (15,174,000)     (13,099,000)
 Purchase of Company shares...................................................   (2,045,000)      (1,858,000)
 Cash dividends...............................................................   (5,849,000)      (5,138,000)
                                                                               ------------     ------------
 Cash used for financing activities...........................................  (18,175,000)     (17,960,000)
                                                                               ------------     ------------
 Net increase (decrease) in cash and cash equivalents.........................   16,453,000      (26,900,000)
 Cash and cash equivalents      -Beginning of year............................  145,902,000      154,234,000
                                                                               ------------     ------------
                                -End of third quarter......................... $162,355,000     $127,334,000
                                                                               ============     ============

SUPPLEMENTAL INFORMATION:
 Cash paid during the first three quarters for:
   Interest................................................................... $  4,017,000     $  4,552,000
   Premium taxes.............................................................. $ 10,449,000     $ 11,241,000
   Income taxes............................................................... $ 18,635,000     $  3,597,000
 Noncash investing and financing activities:
   Shares issued for stock bonus plan......................................... $  1,287,000     $  1,128,000
   Liabilities incurred in connection with company acquisitions............... $ 20,939,000     $ 20,021,000
   Net unrealized (loss) gain on securities................................... $ (2,279,000)    $  7,845,000
   Company acquisitions in exchange for common stock.......................... $  2,100,000     $  1,108,000

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


Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Stock Option Plan
--------------------------

At the Annual Meeting of Stockholders held on April 24, 1996, The First American Financial Corporation 1996 Stock Option Plan was approved. Concurrently, The Compensation Committee of the Board of Directors granted 670,000 options at an exercise price of $25.625. These options had no effect on the Company's earnings per share computations for the current reporting period. Under the plan, the maximum number of common shares that may be subject to options is 1,250,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


RESULTS OF OPERATIONS

Three and nine months ended September 30:

OVERVIEW

Beginning in the second quarter 1994, increased mortgage interest rates caused a downward trend in new order counts and closings as refinance transactions came to a virtual halt. Due to seasonal considerations, this condition intensified at yearend 1994 resulting in a low inventory of new orders going into 1995. As a result, the Company reported a first quarter 1995 loss. During the second quarter 1995, marked improvements in the national real estate market resulted in significant order count increases and enabled the Company to return to profitability. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year and into 1996, helped by an easing of monetary policy by the Federal Reserve Board. This, together with an improved real estate economy (including the beginnings of a modest recovery in California), contributed to high order counts resulting in a strong first half of 1996. During the third quarter 1996, continued improvements in the national real estate market and the Company's successful integration of its diverse businesses resulted in record revenues and strong pretax profits.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                               Three Months Ended                   Nine Months Ended
                                  September 30                         September 30
                         --------------------------------    ----------------------------------
                                       ($000)                               ($000)
                           1996      %       1995      %         1996      %       1995      %
                         --------   ---    --------   ---    ----------   ---    --------   ---
Title Insurance:
 Direct operations       $160,875    40    $143,718    44    $  465,113    40    $374,377    43
 Agency operations        166,893    41     130,707    40       461,361    40     362,129    42
                         --------   ---    --------   ---    ----------   ---    --------   ---
                          327,768    81     274,425    84       926,474    80     736,506    85
Real Estate Information    63,685    16      39,826    12       184,344    16      98,806    11
Home Warranty               9,968     2       8,575     3        28,468     3      23,794     3
Trust and Banking           4,101     1       3,529     1        11,993     1      10,285     1
                         --------   ---    --------   ---    ----------   ---    --------   ---
 Total                   $405,522   100    $326,355   100    $1,151,279   100    $869,391   100
                         ========   ===    ========   ===    ==========   ===    ========   ===

TITLE INSURANCE. Operating revenues from direct operations increased 11.9% and 24.2% for the three and nine months ended September 30, 1996, respectively, when compared with the same periods of the prior year. These increases were attributable to an increase in the number of title orders closed by the Company's direct operations, as well as an increase in the average revenues per order closed. The Company's direct operations closed 195,500 and 582,300 title orders during the three and nine months ended September 30, 1996, respectively, representing increases of 5.7% and 19.8% when compared with the same periods of the prior year. The average revenues per order closed were $823 and $799 for the three and nine months ended September 30, 1996, respectively, as compared with $777 and $770 for the same periods of the prior year. These increases were primarily due to the significant decline in refinance activity, coupled with the improved mix of higher-margin commercial and residential resale and new home transactions. Operating revenues from agency operations increased 27.7% and 27.4% for the three and nine months ended September 30, 1996, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct operations, as well as the effects of the inherent delay in reporting by agents.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------------------


REAL ESTATE INFORMATION. Real estate information operating revenues increased 59.9% and 86.6% for the three and nine months ended September 30, 1996, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to the same factors affecting title insurance, as well as market penetration, primarily by the Company's flood determination and credit reporting divisions. The three and nine months ended September 30, 1996, also included operating revenues of $3.2 million and $7.6 million, respectively, attributable to company acquisitions.

HOME WARRANTY. Home warranty operating revenues increased 16.2% and 19.6% for the three and nine months ended September 30, 1996, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to improvements in the residential resale markets in which this business segment operates.

INVESTMENT AND OTHER INCOME

Investment and other income increased $0.8 million, or 16.3%, and $4.4 million, or 27.2%, for the three and nine months ended September 30, 1996, respectively, when compared with the same periods of the prior year. These increases were primarily due to an increase in equity in earnings of affiliates as well as an increase in fixed income securities. The increase for the current nine-month period also benefited from an increase in realized investment gains of $2.1 million, offset in part by a 6.5% reduction in the average investment portfolio balance.

TOTAL OPERATING EXPENSES

TITLE INSURANCE. Salaries and other personnel costs were $102.7 million and $300.9 million for the three and nine months ended September 30, 1996, respectively, increases of 14.0% and 17.3% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred processing the high number of title orders opened during the respective periods. The increase for the third quarter 1996 was also impacted by costs incurred servicing orders opened during the second quarter 1996 but not closed until the current quarter. The Company's direct operations opened 255,800 and 787,400 title orders during the three and nine months ended September 30, 1996, respectively, increases of 4.8% and 17.3% when compared with the 244,200 and 671,200 opened during the same periods of the prior year.

Agents retained $134.8 million and $372.9 million of title premiums generated by agency operations for the three and nine months ended September 30, 1996, respectively, which compares with $104.5 million and $289.1 million for the same periods of the prior year. The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices as well as rating structures.

Other operating expenses were $55.9 million and $161.1 million for the three and nine months ended September 30, 1996, respectively, increases of 17.1% and 18.3% when compared with the same periods of the prior year. These increases were primarily attributable to the incremental costs associated with processing the increase in order volumes.

The provision for title losses as a percentage of title insurance operating revenues was 5.2% for the nine months ended September 30, 1996, and 6.9% for the same period of the prior year. This decrease was primarily due to an ongoing improvement in the Company's loss experience.

REAL ESTATE INFORMATION. Real estate information personnel and other operating expenses were $47.5 million and $133.5 million for the three and nine months ended September 30, 1996, respectively, increases of 52.8% and 54.6% when compared with the same periods of the prior year. These increases were primarily due to costs incurred servicing the increase in business volume, as well as approximately $4.3 million and $9.5 million of costs incurred during the three and nine months ended September 30, 1996, respectively, attributable to company acquisitions. Also contributing to the increases were costs incurred expanding the flood and credit reporting divisions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------------------


HOME WARRANTY. Home warranty personnel and other operating expenses were $2.3 million and $7.8 million for the three and nine months ended September 30, 1996, respectively, increases of 1.0% and 9.9% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume, offset in part by successful cost containment programs. The provision for home warrant losses expressed as a percentage of home warranty operating revenues was 57.9% and 58.9% for the nine months ended September 30, 1996 and 1995, respectively. The decrease in loss ratio was primarily attributable to a decrease in the average number of claims per contract.

PRETAX PROFITS

Set forth below is a summary of pretax profits for each of the Company's segments.

                               Three Months Ended                   Nine Months Ended
                                  September 30                         September 30
                         --------------------------------    ----------------------------------
                                       ($000)                               ($000)
                           1996      %       1995      %         1996      %       1995      %
                         --------   ---    --------   ---    ----------   ---    --------   ---

Title Insurance         $ 17,112    50    $ 14,786    60    $   48,852    48    $  6,749    32
Real Estate Information   13,844    41       7,398    30        44,254    43       7,542    35
Home Warranty              1,908     6       1,528     6         6,595     6       4,700    22
Trust and Banking            982     3         861     4         2,599     3       2,332    11
                        --------   ---    --------   ---    ----------   ---    --------   ---
 Total before corporate   33,846   100      24,573   100       102,300   100      21,323   100
                                   ===               ===                 ===               ===
Corporate                 (5,825)           (5,212)            (18,540)          (15,533)
                        --------          --------          ----------          --------
  Total                 $ 28,021          $ 19,361          $   83,760          $  5,790
                        ========          ========          ==========          ========


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



PREMIUM TAXES

Premium taxes were $12.4 million and $9.9 million for the nine months ended September 30, 1996 and 1995, respectively. Premium taxes as a percentage of title insurance operating revenues remained constant at 1.3%.

INCOME TAXES

The effective income tax rate for the nine months ended September 30, 1996, and for the comparable period of the prior year was 41.5% and 45.8%, respectively. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------------------


NET INCOME (LOSS)

Net income for the three and nine months ended September 30, 1996, was $13.8 million, or $1.20 per share, and $41.8 million, or $3.65 per share, respectively. Net income (loss) for the three and nine months ended September 30, 1995, was $9.3 million, or $0.81 per share, and $(2.3) million, or $(0.20)
per share, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $16.5 million for the nine months ended September 30, 1996, and decreased $26.9 million for the same period of the prior year. The increase for the current year period was primarily due to cash provided by operating activities, offset in part by capital expenditures and the repayment of debt. The decrease for the prior year period was primarily due to acquisition activity, purchases of debt and equity securities, capital expenditures and the repayment of debt, partially offset by proceeds from the sale and maturity of certain debt and equity securities.

Notes and contracts payable as a percentage of total capitalization decreased to 17.3% at September 30, 1996, from 19.1% at December 31, 1995. The decrease was primarily due to the net income contribution to equity as well as the reduction of debt.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

Part II:  Other Information
          -----------------

Item 1.   Legal Proceedings.
-------   -----------------

          Certain material developments in the civil actions entitled Brown, et al. v. Ticor Title Insurance Co., et. al., and Segall, et al. v. Stewart Title Guaranty Co., et. al., which have been consolidated, for pretrial matters, in the U.S. District Court in Phoenix, Arizona, under the title "In Re Title Search and Examination Services Antitrust Litigation," as Case No. MDL-94-1027, are reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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