Form 10-K
period 1996-12-31
FIRST AMERICAN FINANCIAL CORP
filed 1997-03-31
CIK 36047

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

                         COMMISSION FILE NUMBER 0-3658

                   THE FIRST AMERICAN FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           INCORPORATED IN CALIFORNIA                      95-1068610
        (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   114 EAST FIFTH STREET, SANTA ANA, CALIFORNIA            92701-4642
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 558-3211

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             COMMON                               NEW YORK STOCK EXCHANGE
       (TITLE OF EACH CLASS)                     (NAME OF EACH EXCHANGE ON
                                                    WHICH REGISTERED)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. (S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On March 6, 1997, the aggregate market value of voting stock held by non-affiliates was $435,584,192.

  On March 6, 1997, there were 11,800,229 shares of Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of registrant's fiscal year.

  This report includes 57 pages.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

THE COMPANY

  The First American Financial Corporation was organized in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company commenced issuing title insurance policies. In 1986, the Company began a diversification program by acquiring and developing financial service businesses closely related to the real estate transfer and closing process. The Company is a California corporation with executive offices at 114 East Fifth Street, Santa Ana, California 92701-4642. The Company's telephone number is (714) 558-3211. Unless the context otherwise indicates, the "Company," as used herein, refers to The First American Financial Corporation and its subsidiaries.

GENERAL

  The Company, through its subsidiaries, is engaged in the business of providing real estate related financial and information services, including title insurance, real estate tax monitoring, mortgage credit reporting, flood zone determination, mortgage loan servicing systems, property information and home warranty services, to real property buyers and mortgage lenders. The Company also provides trust and limited banking services. Financial information regarding each of the Company's primary business segments is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of Part II of this report. Although industry-wide data for 1996 is not currently available, the Company believes that its wholly owned subsidiary, First American Title Insurance Company ("First American"), was the largest title insurer in the United States, based on gross title fees, and its wholly owned subsidiary, First American Real Estate Information Services, Inc., was the nation's largest provider of flood determinations, based on the number of flood determination reports issued, the nation's largest mortgage credit reporting service, based on the number of credit reports issued, and the nation's second largest provider of tax monitoring services, based on the number of loans under service. The Company also believes that its majority owned subsidiary, First American Home Buyers Protection Corporation, was the second largest provider of home warranties in the United States, based on the number of home protection contracts under service. Substantially all of the Company's title insurance, tax monitoring, credit reporting, flood zone determination and property information business results from resales and refinancings of real estate, including residential and commercial properties, and from the construction and sale of new properties. The Company's home warranty business results from residential resales and does not benefit from refinancings or commercial transactions. Resales and refinancings of residential properties constitute the major source of the Company's revenues. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long term mortgage funds. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company's operations into areas outside of its traditional title insurance business.

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

  The beneficiaries of title insurance policies are generally real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price. Coverage under a title insurance policy issued to a real property mortgage lender generally terminates upon the sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

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

THE COMPANY'S TITLE INSURANCE OPERATIONS

  Overview. The Company, through First American and its subsidiaries, transacts the business of title insurance through a network of more than 300 branch offices and over 4,000 independent agents. Through its branch office and agent network, the Company issues policies in all states (except Iowa), the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, the Bahama Islands, Canada, Mexico, Bermuda, the United Kingdom and Australia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted. Through acquisitions and start-ups during the mid-1980s, the Company has grown from a large regional company to a nationwide company, becoming less dependent on operating revenues from any one state or region.

  Based on industry statistics showing gross title fees in the major areas in which the Company operates, in 1995 the Company had the largest or second largest share of the title insurance market in 33 states and in the District of Columbia. In addition, the Company's national market share grew from 19.5% in 1994 to 20.4% in 1995. Industry statistics for 1996 are not currently available.

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

  While virtually all personnel in the Company's title insurance business assist in marketing efforts, the Company maintains a sales force of approximately 1,000 persons dedicated solely to marketing. This sales force is located throughout the Company's branch office network. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has approximately 20 sales personnel in its national accounts department. One of the responsibilities of the national accounts department sales personnel is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multistate basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

  The Company's increased commercial sales effort during the past decade has enabled the Company to expand its commercial business base. Because commercial transactions involve higher coverage amounts and yield higher premiums, commercial title insurance business generates greater profit margins than does residential title insurance business. Accordingly, the Company plans to continue to emphasize its commercial sales program.

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

  Reserves for Claims and Losses. The Company provides for title insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized. The resulting reserve for known claims and incurred but not reported claims reflects management's best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported, and is considered by the Company to be adequate for such purpose.

  In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. The assets so acquired are carried at the lower of cost or estimated realizable value. Notes, real estate and other assets purchased or otherwise acquired in settlement of claims, net of valuation reserves, totaled $11.1 million, $7.2 million and $6.0 million, respectively, as of December 31, 1996.

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

  Competition. The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the company competes with many other title insurers. Approximately 90 title insurance underwriters are members of the American Land Title Association, the title insurance industry's national trade association. The Company's major nationwide competitors in its principal markets include Chicago Title and Trust Company (which also includes Ticor Title Insurance Company and Security Union Title Insurance Company) Commonwealth Land Title Insurance Company, Lawyers Title Insurance Company, Stewart Title Guaranty Company, Old Republic Title Insurance Group and Fidelity National Title Insurance Company. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

THE COMPANY'S RELATED BUSINESSES

  As an adjunct to its title insurance business, in 1986 the company embarked on a diversification program by acquiring and developing financial service businesses closely related to the real estate transfer and closing process. To date, these businesses include real estate tax monitoring, mortgage credit reporting, flood zone determination, mortgage loan servicing systems, other property information and home warranty services. The development of these businesses has allowed the Company to become one of the nation's leading companies offering a full range of services to real property buyers and mortgage lenders. The Company also operates a trust and banking business in southern California.

  The Real Estate Information Service Business. The real estate information service business encompasses tax monitoring, mortgage credit reporting, flood zone determination, mortgage loan servicing systems and other property information services.

  The tax monitoring service, established by the Company in 1987, advises real property mortgage lenders of the status of property tax payments due on real estate securing their loans. With the acquisition of TRTS Data Services, Inc., (now named First American Real Estate Tax Service, Inc.) in November 1991, the Company believes that it is the second largest provider of tax monitoring services in the United States.

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

  The fee charged to service each mortgage loan varies from region to region, but generally falls within the $44 to $80 price range and is paid in full at the time the contract is executed. The Company recognizes approximately 70% of this fee in the year the contract is executed. The remaining 30% of the fee is deferred over the remaining life of the contract. However, income taxes are paid on the entire fee in the year the fee is received. The Company maintains extremely small reserves for losses relating to its tax monitoring services because historically the Company's losses relating to such services have been negligible, and the Company is not presently aware of any reason why its historical loss experience will not continue at current levels.

  The Company's mortgage credit reporting service provides credit information reports for mortgage lenders throughout the United States. These reports are derived from two or more credit bureau sources and are summarized and prepared in a standard form acceptable to mortgage loan originators and secondary mortgage purchasers. The Company's mortgage credit reporting service has grown primarily through acquisitions. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metropolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired Credco, Inc. (now named First American Credco, Inc.). With the acquisition of First American Credco, Inc., the Company believes that it is now the largest mortgage credit reporting service in the United States.

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

  In April 1996, the Company acquired the Excelis Mortgage Loan Servicing System (MLS), now known as Excelis, Inc. Excelis MLS is the only commercially available real-time on-line servicing system that has been developed since 1990 to meet increasingly sophisticated market demands. The software employs rules-based technology which enables the user to customize the system to fit its individual servicing criteria and policies.

  In December 1996, the Company acquired Ward Associates, now known as First American Field Services. The company will be combined with First American's existing field services company to provide comprehensive inspection and property preservation services to mortgage lenders nationwide. With the acquisition, the Company believes that it is now the second largest field services company in the United States.

  The Home Warranty Business. The Company's home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 79% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company's home warranty business issues one-year warranties which protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company's home warranty subsidiary currently charges approximately $245 to $295 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers and refrigerators for charges ranging from approximately $25 to $125. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized ratably over a 12 month period. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Arizona, California, Nevada, Texas and Washington. In early 1997, the home warranty subsidiary expanded operations to North and South Carolina. The principal competitor of the Company's home warranty business is American Home Shield, a subsidiary of Service Master L.P.

  The Trust Business. Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. As of December 31, 1996, the trust operation was administering fiduciary and custodial assets having a market value in excess of $1 billion.

  The Thrift Business. During 1988, the Company, through a majority owned subsidiary, acquired an industrial loan corporation (the "Thrift") that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties in southern California. As of December 31, 1996, the Thrift had approximately $51.3 million of demand deposits and $54.3 million of loans outstanding.

  The loans made by the Thrift currently range in amount from $12,000 to $1,000,000 with an average loan balance of $247,000. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75%. The Thrift specializes in making commercial real estate loans and financing commercial equipment leases. In excess of 91% of the Thrift's loans are made on a variable rate basis. The average yield on the Thrift's loan portfolio as of December 31, 1996, was 11%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift's primary competitors in the southern California commercial real estate lending market are other thrift and loan companies and, to a lesser extent, commercial banks. In recent years, many of the commercial banks operating in southern California have significantly reduced their involvement in the commercial real estate lending market as a result of the regulatory requirements to which they are subject. As a result, the Company has been able to enhance its competitive position in this market and obtain relatively high yields on its loan portfolio. In addition, the Company believes that many borrowers who might be eligible for loans from commercial banks use thrift and loan companies, such as the Thrift, because, in general, thrift and loan companies offer longer maturity loans than do commercial banks, which typically offer one-year renewable loans. There is, however, a higher degree of risk associated with longer term loans than shorter term loans. The Thrift's average loan is 60 months in duration.

  The performance of the Thrift's loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift's general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1996, if all of such loans had been current in accordance with their original terms, totaled $23,000. Interest income actually recognized on these nonaccrual loans for the year ended December 31, 1996, was $10,000. The following table sets forth the amount of the Thrift's nonperforming loans as of the dates indicated.

                                                     YEAR ENDED DECEMBER 31
                                                --------------------------------
                                                1996  1995   1994   1993   1992
                                                ---- ------ ------ ------ ------
                                                             ($000)
NONPERFORMING ASSETS:
Loans accounted for on a nonaccrual basis...... $166 $1,956 $1,741 $1,833 $1,039
Accruing loans past due 90 or more days........
Troubled debt restructurings...................
                                                ---- ------ ------ ------ ------
  Total........................................ $166 $1,956 $1,741 $1,833 $1,039
                                                ==== ====== ====== ====== ======

  Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $1,919,000 of potential problem loans in existence as of December 31, 1996.

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

  The following table provides certain information with respect to the Thrift's allowance for loan losses as well as charge-off and recovery activity.

                                                 YEAR ENDED DECEMBER 31
                                              --------------------------------
                                               1996    1995   1994  1993  1992
                                              ------  ------  ----  ----  ----
                                                         ($000)
ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of year............... $1,344  $  950  $750  $500  $376
                                              ------  ------  ----  ----  ----
  Charge-Offs:
    Real estate-mortgage.....................   (766)   (194) (311)  (66) (176)
    Assigned lease payments..................     (5)     (9)   (9)  (21)  (57)
    Other....................................                        (44) (113)
                                              ------  ------  ----  ----  ----
                                                (771)   (203) (320) (131) (346)
                                              ------  ------  ----  ----  ----
  Recoveries:
    Real estate-mortgage.....................     26            55     3    14
    Assigned lease payments..................     18      35    28    32    64
    Other....................................                         23     9
                                              ------  ------  ----  ----  ----
                                                  44      35    83    58    87
                                              ------  ------  ----  ----  ----
    Net (charge-offs) recoveries.............   (727)   (168) (237)  (73) (259)
    Provision for losses.....................    433     562   437   323   383
                                              ------  ------  ----  ----  ----
  Balance at end of year..................... $1,050  $1,344  $950  $750  $500
                                              ======  ======  ====  ====  ====
  Ratio of net charge-offs during the year to
   average loans outstanding during the year.   1.4%     .4%   .6%   .2%   .8%
                                              ======  ======  ====  ====  ====


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

                                                      YEAR ENDED DECEMBER 31
                          -------------------------------------------------------------------------------
                               1996            1995            1994            1993            1992
                          --------------- --------------- --------------- --------------- ---------------
                                    % OF            % OF            % OF            % OF            % OF
                          ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS
                          --------- ----- --------- ----- --------- ----- --------- ----- --------- -----
                                                              ($000)
LOAN CATEGORIES:
 Real estate--mortgage..   $1,015    100   $1,300     99    $879      99    $635      98    $465      90
 Real estate--
  construction..........                        3      1                                      18       4
 Assigned lease
  payments..............       34              41             71       1      95       1      15       5
 Other..................        1                                             20       1       2       1
                           ------    ---   ------    ---    ----     ---    ----     ---    ----     ---
                           $1,050    100   $1,344    100    $950     100    $750     100    $500     100
                           ======    ===   ======    ===    ====     ===    ====     ===    ====     ===

ACQUISITIONS

  Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions of over 100 local and regional title companies. During the mid-1980s, the Company began expanding into other real estate related financial services.

  Since 1980, the Company has made strategic acquisitions designed to expand not only its direct title operations, but also the range of services it can provide to real property buyers and mortgage lenders. The following lists some of the key acquisitions made in furtherance of this strategy:

                                                 YEAR OF
ACQUIRED ENTITY(1)                             ACQUISITION PRINCIPAL MARKET(S)
------------------                             ----------- -------------------
TITLE INSURANCE:
  Land Title Insurance Company of St. Louis(2)    1980     Missouri
  St. Paul Title Insurance Corporation(3)         1982     Midwest
  First American Title Guaranty Holding
   Company(4)                                     1983     California
  Midland Title Security, Inc.                    1986     Ohio
  Columbia Real Estate Title Insurance
   Company(3)                                     1987     District of Columbia
  The Port Lawrence Title Insurance and Trust
   Company                                        1988     Ohio
  Universal Title Insurance Company(3)            1988     Minnesota
  Mortgage Guarantee and Title Company            1988     Rhode Island
  Security Title & Trust Agency of Alaska,
   Inc.                                           1989     Alaska
  Southwest Title and Trust Company(2)            1990     Oklahoma
  Preferred Land Title Services, Inc.             1992     New York City
  Fidelity Title and Guaranty Company             1994     Florida
  Republic Title of Texas, Inc.                   1994     Texas
  Consolidated Title & Abstract Company           1996     Minnesota
  Superior Abstract & Title Company(5)            1996     Michigan

REAL ESTATE INFORMATION SERVICES:
  Metropolitan Realty Tax Service(5)              1990     East Coast
  TRTS Data Services, Inc.                        1991     Nationwide
  Metropolitan Credit Reporting Services, Inc.    1993     Northeast
  Metropolitan Property Reporting Services,
   Inc.                                           1993     Northeast
  Credco, Inc.                                    1995     Nationwide
  Flood Data Services, Inc.                       1995     Nationwide
  Excelis Mortgage Loan Servicing System(5)       1996     Nationwide
  Cuffaro Appraisal Services                      1996     West Coast
  Ward Associates                                 1996     Nationwide
  The Robertson Company                           1996     West Coast

HOME WARRANTY:
  First American Home Buyers Protection           1986     Arizona, California,
   Corporation(6)                                          Nevada, Texas and
                                                           Washington

--------
(1)Unless otherwise indicated, all entities listed are wholly owned by the Company.
(2)99% owned.
(3)Subsequently merged into First American Title Insurance Company.
(4)80% owned.
(5)Asset acquisition.
(6)79% owned.

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

  Additionally, on April 21, 1992, the Company entered into a $65 million Credit Agreement with a syndicate of banks that includes The Chase Manhattan Bank (National Association) as both lender and agent for the syndicate (the "Credit Agreement"). Under the terms of the Credit Agreement, a term loan of $65 million was made to the Company on April 27, 1992, and the proceeds thereof were used to retire approximately $63 million of demand and term indebtedness. The Credit Agreement, as amended contains investment restrictions limiting the types and amounts of investments that the Company and its subsidiaries may make. Such restrictions limit the investments in and advances to subsidiaries and affiliated companies that the Company may make and generally limit the Company's other investments to investment grade securities, such as U.S. Treasury securities, insured bank time deposits or certificates of deposit, repurchase obligations secured by U.S. Treasury securities, bank commercial paper and secured money market funds. The Company is, however, permitted to make certain additional investments not in excess of 25% of stockholders' equity, of which no more than 60% may be in equity securities and no more than $5 million may be with any one issuer.

EMPLOYEES

  The following table provides a summary of the total number of employees of the Company as of December 31, 1996:

                                                                       NUMBER OF
      BUSINESS                                                         EMPLOYEES
      --------                                                         ---------
      Title insurance.................................................   8,957
      Real estate information services................................   2,304
      Home warranty...................................................     249
      Trust and banking...............................................     101
                                                                        ------
        Total.........................................................  11,611
                                                                        ======

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

  In January 1997, FAREISI executed a lease for a 231,000 square foot office building in Dallas, Texas. This building will provide FAREISI with the adequate space needed to consolidate their expanded operations. Occupancy of this building will commence in April 1997.

  The Company's home warranty subsidiary owns 1.7 acres of land in Van Nuys, California, which contains a 20,000 square foot office building, a 7,000 square foot warehouse and a parking lot.

  Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

ITEM 3. LEGAL PROCEEDINGS.

  Set forth below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party or of which any of their properties is the subject. The Company is involved in numerous routine legal proceedings incidental to the businesses described in
Item 1 above. Some of these proceedings involve claims for damages in material amounts. At this time, however, the Company does not anticipate that the resolution of any of these proceedings will materially and adversely affect its financial condition.

  On April 13, 1990, a civil action entitled Brown, et al. v. Ticor Title Insurance Co., et al., Case No. Civ 90-0577 (PHX-SMM) (U.S. Dist. Ct. Ariz.), was filed in the U.S. District Court in Phoenix, Arizona, by Walter Thomas Brown and Jeffrey L. Dziewit, as purported representatives of title insurance purchasers in Arizona and Wisconsin, alleging violation by First American
Title Insurance Company ("First American") and other title insurers of federal antitrust laws in the alleged fixing of rates for title insurance and for search and examination services by reason of defendants' participation in state-regulated rating bureaus in the two states. On October 11, 1994, the Judicial Panel on Multi-district Litigation ordered that an action entitled Segall, et al. v. Stewart Title Guaranty Co., et al., be transferred from the U.S. District Court for the Eastern District of Wisconsin to the District of Arizona for coordinated or consolidated pretrial proceedings with Brown. These two actions are now consolidated and part of MDL-94-1027, under the title "In
Re: Title Search and Examination Services Antitrust Litigation." Segall is a civil suit filed on behalf of a purported class of purchasers of title insurance in Wisconsin against certain title insurance companies and individuals. The Segall suit alleges that the defendants violated federal antitrust laws by reason of the defendants' participation in the state-regulated rating bureau in Wisconsin. The purported plaintiff class includes the Wisconsin plaintiff class members alleged in Brown as well as some additional purported class members. First American, along with the other defendants in these actions, has entered into an agreement with the plaintiffs to settle both actions that has been approved by the District Court. The Court's order approving the settlement agreement became final on July 24, 1996. The Company does not believe that compliance with this agreement will materially and adversely affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

COMMON STOCK MARKET PRICES AND DIVIDENDS

  The Company's common stock began trading on the New York Stock Exchange (ticker symbol FAF) on December 3, 1993. Prior to December 3, 1993, the Company's common stock was traded over-the-counter on the NASDAQ National Market System. The approximate number of record holders of common stock on February 21, 1997, was 3,087.

  High and low stock prices and dividends for the last two years were:

                                          1996                    1995
                                 ----------------------- -----------------------
                                   HIGH-LOW      CASH      HIGH-LOW      CASH
QUARTER ENDED                        RANGE     DIVIDENDS     RANGE     DIVIDENDS
-------------                    ------------- --------- ------------- ---------
March 31........................ $32.00-$25.13   $.15    $20.63-$16.75   $.15
June 30......................... $33.75-$24.88   $.18    $25.50-$19.13   $.15
September 30.................... $35.75-$29.25   $.18    $25.38-$22.75   $.15
December 31..................... $41.13-$33.63   $.18    $27.38-$21.75   $.15

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

RECENT SALES OF UNREGISTERED SECURITIES

  In the last three years, the Company has issued unregistered shares of its' common stock to the sellers of the businesses in the acquisitions listed below.

                                                          NUMBER   CONSIDERATION
DATE OF SALE                                             OF SHARES   RECEIVED
------------                                             --------- -------------
March 1, 1994...........................................   65,265   $1,256,290
November 4, 1994........................................   20,000   $  397,500
September 14, 1995......................................   45,000   $1,108,000
December 29, 1995.......................................   60,000   $1,605,000
September 13, 1996......................................   65,375   $2,173,719
December 10, 1996.......................................  137,143   $5,417,149

ITEM 6. SELECTED FINANCIAL DATA.

THE FIRST AMERICAN FINANCIAL CORPORATION AND SUBSIDIARY COMPANIES

                                          YEAR ENDED DECEMBER 31
                          ------------------------------------------------------
                             1996       1995       1994       1993       1992
                          ---------- ---------- ---------- ---------- ----------
                           (IN THOUSANDS, EXCEPT PERCENT, PER SHARE AMOUNTS AND
                                              EMPLOYEE DATA)
Revenues................  $1,597,566 $1,250,216 $1,376,393 $1,398,426 $1,115,467
Income before cumulative
 effect of a change in
 accounting for income
 taxes (Note A).........  $   53,589 $    7,587 $   18,945 $   62,091 $   43,258
Net income..............  $   53,589 $    7,587 $   18,945 $   66,291 $   43,258
Total assets............  $  979,794 $  873,778 $  828,649 $  786,448 $  691,279
Notes and contracts
 payable................  $   71,257 $   77,206 $   89,600 $   85,022 $   81,981
Stockholders' equity....  $  352,465 $  302,767 $  292,110 $  283,718 $  216,842
Return on average
 stockholders' equity...       16.4%       2.6%       6.6%      26.5%      24.4%
Cash dividends on common
 shares.................  $    7,928 $    6,850 $    6,869 $    5,840 $    3,989
Per share of common
 stock (Note B)--
 Income before
  cumulative effect of a
  change in accounting
  for income taxes......  $     4.68 $      .67 $     1.66 $     5.47 $     4.55
 Net income.............  $     4.68 $      .67 $     1.66 $     5.84 $     4.55
 Stockholders' equity...  $    30.51 $    26.53 $    25.63 $    24.93 $    19.26
 Cash dividends.........  $      .69 $      .60 $      .60 $      .51 $      .41
Number of common shares
 outstanding--
 Weighted average during
  the year..............      11,451     11,403     11,447     11,353      9,502
 End of year............      11,554     11,411     11,395     11,381     11,260
Title orders opened
 (Note C)...............       1,027        894        873      1,218      1,048
Tile orders closed (Note
 C).....................         775        667        723        933        809
Number of employees.....      11,611     10,149      9,033     10,679      8,694

--------
Note A--On January 1, 1993, the Company adopted Statement of Financial
       Accounting Standards No. 109, "Accounting for Income Taxes." As a result, the Company recognized a benefit of $4.2 million, or $.37 per share representing the cumulative effect of a change in accounting for income taxes.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

  Overview. As with all providers of real estate-related financial and informational services, the Company's revenues depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. The majority of the Company's revenues for the title insurance and real estate information segments result from resales and refinancings of residential real estate, and to a lesser extent, from commercial transactions and the construction and sale of new properties. Revenues for the Company's home warranty segment result primarily from residential resale activity and do not benefit from refinancings. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, numerous actions taken by the Federal Reserve Board during 1992 and 1993 to stimulate economic recovery caused unusual fluctuations in the traditional pattern of real estate activity. During 1993, mortgage interest rates fell to their lowest level in 25 years. This decline in rates caused an unprecedented volume of refinance transactions and the Company's title insurance and real estate information segments processed record order volumes. Due to inflationary concerns, the Federal Reserve Board began a succession of interest rate increases in February 1994. The resulting increase in mortgage interest rates adversely affected the Company's revenue base in the second half of 1994 (primarily the fourth quarter) as refinance activity came to a virtual halt. This, coupled with the persistently poor real estate economy in California and a return of the traditional seasonal real estate cycle, resulted in a low inventory of open transactions going into 1995. As a result, 1995 first quarter operating revenues experienced a 30% decline when compared with the same period of the prior year. In response to the severe decline in new orders, the Company instituted personnel reductions totaling 26% of the work force from March 1994 through February 1995. However, the cost-cutting measures lagged the revenue declines resulting in losses for the fourth quarter 1994 and the first quarter 1995. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year and into 1996, helped by an easing of monetary policy by the Federal Reserve Board. This decrease in mortgage interest rates, as well as increased consumer confidence, contributed significantly to an improved national real estate economy during the second half of 1995, and resulted in a 26% improvement in operating revenues when compared to the first half of 1995. This resurgence in real estate activity generated a high inventory of open transactions going into 1996, which together with the continuation of lower mortgage interest rates, the improved national real estate economy and the Company's successful integration of its diverse businesses, resulted in record revenues and strong profits for 1996.

  Operating revenues. A summary by segment of the Company's operating revenues is as follows:

                                       1996     %     1995     %     1994     %
                                    ---------- --- ---------- --- ---------- ---
                                           (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance:
  Direct Operations................ $  626,314  40 $  517,616  42 $  562,566  41
  Agency Operations................    641,919  41    517,173  42    659,015  49
                                    ---------- --- ---------- --- ---------- ---
                                     1,268,233  81  1,034,789  84  1,221,581  90
Real Estate Information............    246,745  16    145,755  12     94,816   7
Home Warranty......................     38,351   2     32,531   3     28,116   2
Trust and Banking..................     17,839   1     14,110   1     12,433   1
                                    ---------- --- ---------- --- ---------- ---
                                    $1,571,168 100 $1,227,185 100 $1,356,946 100
                                    ========== === ========== === ========== ===

  Operating revenues from direct title operations increased 21.0% in 1996 when compared with the same period of the prior year. This increase was attributable to a 16.2% increase in the number of title orders closed by the Company's direct operations, as well as a 4.1% increase in the average revenues per order closed. The Company's direct operations closed 775,100 title orders during 1996, as compared with 667,200 title orders closed during 1995. This increase was primarily due to the continuation of lower mortgage interest rates, the improved national real estate economy and an increase in the Company's national market share. The average revenues per order closed were $808 for 1996, as compared with $776 for the same period of the prior year. This increase was primarily attributable to an increased mix of residential resale activity and, to lesser extent, a resurgence in commercial real estate activity. Operating revenues from direct title operations decreased 8.0% in 1995 as compared with 1994. This decrease was primarily attributable to a 7.7% decrease in the number of title orders closed by the Company's direct operations. The Company's direct title operations closed 667,200 title orders during 1995, as compared with 722,900 title orders closed during 1994. This decrease was attributable to higher interest rates and inclement weather which resulted in reduced national real estate activity in the first half of 1995. Operating revenues from agency title operations, which are more concentrated in the midwestern and eastern sectors of the country, increased 24.1% in 1996 over 1995 and decreased 21.5% in 1995 from 1994. These fluctuations were primarily attributable to the same factors affecting direct operations mentioned above, compounded by the inherent delay in the reporting by agents.

  Real estate information operating revenues increased 69.3% in 1996 over 1995. This increase was primarily attributable to the same factors affecting title insurance mentioned above and, to a lesser extent, $11.3 million of operating revenues contributed by new acquisitions. Real estate information operating revenues increased 53.7% in 1995 over 1994. This increase was primarily attributable to $59.8 million of operating revenues contributed by new acquisitions.

  Home warranty operating revenues increased 17.9% in 1996 over 1995 and 15.7% in 1995 over 1994. These increases were primarily attributable to improvements in certain of the residential resale markets in which this segment operates, successful geographic expansion, increased consumer awareness and an increase in the number of annual renewals.

  Investment and other income. Investment and other income increased 14.6% in 1996 over 1995. This increase was primarily attributable to an increase in realized investment gains of $1.7 million, as well as an increase in fixed income securities, offset in part by a 5.4% decrease in the average investment portfolio balance. Investment and other income increased 18.4% in 1995 over 1994. This increase was primarily due to a $.7 million fire insurance recovery, an increase of $1.3 million in realized investment gains and increased equity in earnings of affiliates, offset in part by a 9.3% decrease in the average investment portfolio balance. See Note 9 to the consolidated financial statements for additional details on investment and other income.

  Salaries and other personnel costs. A summary by segment of the Company's salaries and other personnel costs is as follows:

                                            1996    %    1995    %    1994    %
                                          -------- --- -------- --- -------- ---
                                              (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance.......................... $413,164  78 $352,745  82 $369,100  87
Real Estate Information..................   90,559  17   57,738  13   36,073   8
Home Warranty............................    9,075   2    7,714   2    7,078   2
Trust and Banking........................    6,621   1    4,799   1    4,087   1
Corporate................................   11,831   2    8,988   2    6,990   2
                                          -------- --- -------- --- -------- ---
                                          $531,250 100 $431,984 100 $423,328 100
                                          ======== === ======== === ======== ===

  The Company's title insurance segment is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, the Company's growth in operations servicing builder and lender business has created ongoing fixed costs required to service accounts.

  Title insurance personnel expenses increased 17.1% in 1996 over 1995. This increase was primarily attributable to the costs incurred servicing the heavy volume of title orders that commenced during the latter part of 1995 and continued into 1996 and, to a lesser extent, acquisition activity. The Company's direct operations opened 1,026,900 orders in 1996, an increase of 14.8% when compared with the 894,400 orders opened during 1995. Title insurance personnel expenses decreased 4.4% in 1995 from 1994. This decrease related directly to the Company's intensified efforts during the latter part of 1994 and the beginning of 1995 to adjust personnel and related expense levels commensurate with new order counts. This cost-containment process stabilized the cost of the labor base at a more acceptable level as business improved during the second quarter 1995. This decrease was offset, in part, by acquisition activity and modest personnel increases in the second half of 1995.

  Real estate information personnel expenses increased 56.8% in 1996 over 1995. This increase was primarily attributable to costs incurred servicing the increase in business volume, as well as approximately $8.6 million of costs attributable to company acquisitions. Personnel expenses increased 60.1% in 1995 over 1994. This increase was primarily due to $20.0 million of personnel costs associated with company acquisitions, offset in part by personnel reductions associated with the decline in tax service contracts which began in the last half of 1994 and continued into the first half of 1995. Contributing to the increases in 1996 and 1995 were costs associated with in-house development of new electronic communications delivery systems for information-based products.

  Home warranty personnel expenses increased 17.6% in 1996 over 1995 and 9.0% in 1995 over 1994. These increases were primarily due to the additional personnel required to service the increased business volume in the states this segment currently services, as well as new geographic expansion and modest salary increases.

  Premiums retained by agents. A summary of agent retention and agent revenues is as follows:

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                        (IN THOUSANDS, EXCEPT
                                                               PERCENT)
Agent Retention...................................... $516,593 $413,444 $533,598
                                                      ======== ======== ========
Agent Revenues....................................... $641,919 $517,173 $659,015
                                                      ======== ======== ========
% Retained by Agents.................................      80%      80%      81%
                                                      ======== ======== ========

  The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergence's in real estate closing practices as well as rating structures. As a result, the percentage of title premiums retained by agents can vary due to the geographical mix of revenues from agency operations.

  Other operating expenses. A summary by segment of the Company's other operating expenses is as follows:

                                            1996    %    1995    %    1994    %
                                          -------- --- -------- --- -------- ---
                                              (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance.......................... $218,443  67 $188,024  72 $184,723  79
Real Estate Information..................   93,932  29   61,167  23   37,479  16
Home Warranty............................    1,323        1,843   1    1,901   1
Trust and Banking........................    6,982   2    5,650   2    4,829   2
Corporate................................    7,064   2    3,927   2    3,600   2
                                          -------- --- -------- --- -------- ---
                                          $327,744 100 $260,611 100 $232,532 100
                                          ======== === ======== === ======== ===

  Title insurance other operating expenses increased 16.2% in 1996 over 1995 and 1.8% in 1995 over 1994. These increases were primarily the result of the impact created by the changes in incremental costs (i.e., office supplies, document reproduction, messenger services, plant maintenance and title search costs) associated with the relative changes in title order volume. Also contributing to the increases were marginal price level increases, offset in part by successful cost-containment programs.

  Real estate information other operating expenses increased 53.6% in 1996 over 1995 and 63.2% in 1995 over 1994. These increases were primarily attributable to costs incurred servicing the increased business activity, as well as $7.0 million and $28.8 million of other operating costs relating to acquisitions in 1996 and 1995, respectively, offset in part by cost-containment programs. Contributing to the increases were costs incurred developing and enhancing new electronic communications delivery systems for information-based products and costs associated with assimilating and expanding this segment's increased operations.

  Provision for title losses and other claims. A summary by segment of the Company's provision for title losses and other claims is as follows:

                                             1996    %   1995    %    1994    %
                                            ------- --- ------- --- -------- ---
                                               (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance............................ $58,909  68 $68,338  76 $ 93,012  84
Real Estate Information....................   4,453   5   3,166   3    2,129   2
Home Warranty..............................  23,055  27  18,857  21   15,022  14
Trust and Banking..........................      70          26           67
                                            ------- --- ------- --- -------- ---
                                            $86,487 100 $90,387 100 $110,230 100
                                            ======= === ======= === ======== ===

  The provision for title insurance losses expressed as a percentage of title insurance operating revenues was 4.6% in 1996, 6.6% in 1995, and 7.6% in 1994. These decreases reflect an ongoing improvement in the Company's claims experience. The provision for home warranty losses as a percentage of home warranty operating revenues was 60.1% in 1996, 58.0% in 1995 and 53.4% in 1994. These increases were primarily attributable to increases in the average number of claims per contract experienced during these periods, resulting from the home warranty operation offering extended coverages on its warranties.

  Depreciation and amortization. Depreciation and amortization as well as capital expenditures are summarized in Note 15 to the consolidated financial statements.

  Interest. Interest expense decreased 23.2% in 1996 when compared with 1995. This decrease was primarily attributable to a 13.5% reduction in the average outstanding debt balance and a reduced interest rate option on the Company's variable rate indebtedness. See Note 8 to the consolidated financial statements for a description of the Company's borrowings under its bank credit agreement. Interest expense remained relatively unchanged in 1995 when compared with 1994 primarily as the result of a constant average outstanding debt balance and comparable average interest rates.

  Minority interests. Minority interests in net income of consolidated subsidiaries increased 23.1% in 1996 over 1995 and decreased 27.6% in 1995 from 1994. The increase in 1996 over 1995 was primarily attributable to the relatively strong operating results of the Company's less than 100% owned subsidiaries, offset in part by purchases of shares from minority shareholders. The decrease in 1995 over 1994 was primarily attributable to the Company's purchase of shares from minority shareholders.

  Pretax profits. A summary by segment of the Company's pretax profits is as follows:

                                         1996     %    1995     %    1994     %
                                       --------  --- --------  --- --------  ---
                                           (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance....................... $ 66,056   51 $ 17,540   37 $ 37,819   58
Real Estate Information...............   52,581   40   19,690   42   17,371   27
Home Warranty.........................    8,178    6    6,828   14    6,709   10
Trust and Banking.....................    3,728    3    3,304    7    3,214    5
                                       --------  --- --------  --- --------  ---
                                        130,543  100   47,362  100   65,113  100
                                       --------  === --------  === --------  ===
Corporate.............................  (24,678)      (19,948)      (17,415)
                                       --------      --------      --------
                                       $105,865      $ 27,414      $ 47,698
                                       ========      ========      ========

  The Company's profit margins and pretax profits vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. For example, in title insurance operations, commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Further, profit margins from refinancing activities are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for, refinancing transactions. Cancellations of title orders adversely affect pretax profits because costs are incurred in opening and processing such orders but revenues are not generated. Also, the Company's direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company's direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increases. Home warranty pretax profits improve as the volume of residential resales increases. In general, the title insurance business is a lower margin business when compared to the Company's other segments. The lower margins reflect the high fixed cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing constraints.

  The increases in corporate expenses were primarily attributable to increased costs associated with supporting the overall growth of the Company's businesses as well as unallocated expenses associated with employee benefit plans.

  Premium taxes. A summary by pertinent segment of the Company's premium taxes is as follows:


                                              1996    %   1995    %   1994    %
                                             ------- --- ------- --- ------- ---
                                               (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance............................. $15,927  96 $13,016  96 $14,873  96
Home Warranty...............................     749   4     611   4     580   4
                                             ------- --- ------- --- ------- ---
                                             $16,676 100 $13,627 100 $15,453 100
                                             ======= === ======= === ======= ===

  Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a "premium" tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of title insurance and home warranty operating revenues. Premium taxes for title insurance increased 22.4% in 1996 over 1995 and decreased 12.5% in 1995 from 1994. These changes correspond to the relative changes in title insurance operating revenues. Premium taxes as a percent of title insurance operating revenues remained relatively constant at approximately 1.2%. Premium taxes for home warranty increased 22.6% in 1996 over 1995 and 5.3% in 1995 over 1994. These changes reflect the level of home warranty premiums written during the respective periods.

  Income taxes. The Company's effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 39.9% for 1996, 45.0% for 1995 and 41.2% for 1994. The decrease in the effective rate for the current year when compared with the prior year was primarily attributable to changes in the ratio of permanent differences to income before income taxes. The increase for 1995 when compared with 1994 was primarily due to increases in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries' contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 10 to the consolidated financial statements.

  Net income. Net income and per share information are summarized as follows:

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                         (IN THOUSANDS, EXCEPT
                                                           INCOME PER SHARE)
Net income............................................. $53,589 $ 7,587 $18,945
                                                        ======= ======= =======
Weighted average shares................................  11,451  11,403  11,447
                                                        ======= ======= =======
Net income per share................................... $  4.68 $  0.67 $  1.66
                                                        ======= ======= =======

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities amounted to $88.3 million, $30.4 million and $53.9 million for 1996, 1995 and 1994, respectively, after claim payments of $78.0 million, $66.6 million and $87.6 million, respectively. The principal non-operating uses of cash and cash equivalents for the three-year period ended December 31, 1996, were for additions to the investment portfolio, capital expenditures, company acquisitions and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were from proceeds from the sales and maturities of certain investments, and in 1994, proceeds from the sale of property and equipment and proceeds from the issuance of debt. The net effect of all activities on total cash and cash equivalents was an increase of $27.5 million for 1996, a decrease of $8.3 million in 1995 and an increase of $23.9 million in 1994.

  Notes and contracts payable as a percentage of total capitalization as of December 31, 1996, was 16.0% as compared with 19.1% as of the prior year end. The decrease was primarily attributable to an increase in the capital base due to the net income for the year, as well as a $5.9 million net decrease in debt. The Company maintains a $30.0 million revolving line of credit which remained unused as of December 31, 1996. This credit agreement is more fully described in Note 8 to the consolidated financial statements.

  Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 1997 from its principal subsidiary, First American Title Insurance Company, is $49.7 million. Such restrictions have not had, nor are they expected to have, an impact on the Company's ability to meet its cash obligations.

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

                                     INDEX

                                                                            PAGE
                                                                            NO.
                                                                            ----
Report of Independent Accountants..........................................  21
Financial Statements:
  Consolidated Balance Sheets..............................................  22
  Consolidated Statements of Income........................................  24
  Consolidated Statements of Stockholders' Equity..........................  25
  Consolidated Statements of Cash Flows....................................  26
  Notes to Consolidated Financial Statements...............................  27
Unaudited Quarterly Financial Data.........................................  42
Financial Statement Schedules:
  I.Summary of Investments--Other than Investments in Related Parties......  43
  II.Condensed Financial Information of Registrant.........................  44
  III.Supplementary Insurance Information..................................  48
  IV.Reinsurance...........................................................  50
  V.Valuation and Qualifying Accounts......................................  51

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The First American Financial Corporation:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Financial Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
February 11, 1997

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
                      ASSETS
                      ------
Cash and Cash Equivalents.......................... $173,439,000  $145,902,000
                                                    ------------  ------------
Accounts and Accrued Income Receivable, less
 allowances ($5,351,000 and $5,970,000)............   89,355,000    75,069,000
                                                    ------------  ------------
Investments:
  Deposits with savings and loan associations and
   banks...........................................   21,674,000    18,637,000
  Debt securities..................................  130,576,000   128,875,000
  Equity securities................................    8,517,000    21,445,000
  Other long-term investments......................   30,414,000    25,230,000
                                                    ------------  ------------
                                                     191,181,000   194,187,000
                                                    ------------  ------------
Loans Receivable...................................   54,256,000    46,134,000
                                                    ------------  ------------
Property and Equipment, at cost:
  Land.............................................   15,869,000    15,031,000
  Buildings........................................   77,265,000    73,580,000
  Furniture and equipment..........................  129,783,000   103,885,000
  Less--accumulated depreciation...................  (92,451,000)  (73,672,000)
                                                    ------------  ------------
                                                     130,466,000   118,824,000
                                                    ------------  ------------
Title Plants and Other Indexes.....................   94,226,000    82,454,000
                                                    ------------  ------------
Assets Acquired in Connection with Claim
 Settlements.......................................   24,270,000    25,592,000
                                                    ------------  ------------
Deferred Income Taxes..............................   38,401,000    39,994,000
                                                    ------------  ------------
Goodwill and Other Intangibles, less accumulated
 amortization ($11,116,000 and $9,227,000).........   87,189,000    71,825,000
                                                    ------------  ------------
Deferred Policy Acquisition Costs..................   24,753,000    24,342,000
                                                    ------------  ------------
Other Assets.......................................   72,258,000    49,455,000
                                                    ------------  ------------
                                                    $979,794,000  $873,778,000
                                                    ============  ============

                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)

                                                             DECEMBER 31
                                                      -------------------------
                                                          1996         1995
                                                      ------------ ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Demand Deposits...................................... $ 51,321,000 $ 43,418,000
                                                      ------------ ------------
Accounts Payable and Accrued Liabilities:
  Accounts payable...................................    7,218,000    6,289,000
  Salaries and wages.................................   32,553,000   20,872,000
  Pension costs......................................   32,592,000   26,228,000
  Other..............................................   57,962,000   27,549,000
                                                      ------------ ------------
                                                       130,325,000   80,938,000
                                                      ------------ ------------
Deferred Revenue.....................................  104,133,000  104,315,000
                                                      ------------ ------------
Reserve for Known and Incurred But Not Reported
 Claims..............................................  245,245,000  238,161,000
                                                      ------------ ------------
Income Taxes Payable.................................    2,554,000    2,812,000
                                                      ------------ ------------
Notes and Contracts Payable..........................   71,257,000   77,206,000
                                                      ------------ ------------
Minority Interests in Consolidated Subsidiaries......   22,494,000   24,161,000
                                                      ------------ ------------
Commitments and Contingencies (Notes 13 and 14)
Stockholders' Equity:
  Preferred stock, $1 par value
    Authorized--500,000 shares
    Outstanding--None
  Common stock, $1 par value
    Authorized--24,000,000 shares
    Outstanding--11,554,000 and 11,411,000 shares....   11,554,000   11,411,000
  Additional paid-in capital.........................   49,420,000   44,270,000
  Retained earnings..................................  288,754,000  243,093,000
  Net unrealized gain on securities..................    2,737,000    3,993,000
                                                      ------------ ------------
Total Stockholders' Equity...........................  352,465,000  302,767,000
                                                      ------------ ------------
                                                      $979,794,000 $873,778,000
                                                      ============ ============


                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31
                                    --------------------------------------------
                                         1996           1995           1994
                                    -------------- -------------- --------------
Revenues
  Operating revenues..............  $1,571,168,000 $1,227,185,000 $1,356,946,000
  Investment and other income.....      26,398,000     23,031,000     19,447,000
                                    -------------- -------------- --------------
                                     1,597,566,000  1,250,216,000  1,376,393,000
                                    -------------- -------------- --------------
Expenses
  Salaries and other personnel
   costs..........................     531,250,000    431,984,000    423,328,000
  Premiums retained by agents.....     516,593,000    413,444,000    533,598,000
  Other operating expenses........     327,744,000    260,611,000    232,532,000
  Provision for title losses and
   other claims...................      86,487,000     90,387,000    110,230,000
  Depreciation and amortization...      22,207,000     18,002,000     19,796,000
  Interest........................       4,796,000      6,242,000      6,267,000
  Minority interests..............       2,624,000      2,132,000      2,944,000
                                    -------------- -------------- --------------
                                     1,491,701,000  1,222,802,000  1,328,695,000
                                    -------------- -------------- --------------
Income before premium and income
 taxes............................     105,865,000     27,414,000     47,698,000
Premium taxes.....................      16,676,000     13,627,000     15,453,000
                                    -------------- -------------- --------------
Income before income taxes........      89,189,000     13,787,000     32,245,000
Income taxes......................      35,600,000      6,200,000     13,300,000
                                    -------------- -------------- --------------
Net income........................  $   53,589,000 $    7,587,000 $   18,945,000
                                    ============== ============== ==============
Per share data--based upon the
 weighted average number of common
 shares outstanding...............           $4.68          $0.67          $1.66
                                    ============== ============== ==============


                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               NET
                                                                                           UNREALIZED
                                                   ADDITIONAL                  LONG-TERM   GAIN (LOSS)
                                        COMMON       PAID-IN      RETAINED      DEBT OF        ON
                            SHARES       STOCK       CAPITAL      EARNINGS       ESOT      SECURITIES
                          ----------  -----------  -----------  ------------  -----------  -----------
Balance at December 31,
 1993...................  11,381,000  $11,381,000  $43,141,000  $230,280,000  $(2,597,000) $ 1,513,000
Net income for 1994.....                                          18,945,000
Cash dividends on common
 shares.................                                          (6,869,000)
Shares issued in
 connection with company
 acquisitions...........      85,000       85,000    2,596,000
Shares issued in
 connection with stock
 bonus plan.............      55,000       55,000    1,855,000
Purchase of Company
 shares.................    (126,000)    (126,000)  (3,579,000)
Decrease in ESOT debt...                                                        2,597,000
Net unrealized loss on
 securities.............                                                                    (7,167,000)
                          ----------  -----------  -----------  ------------  -----------  -----------
Balance at December 31,
 1994...................  11,395,000   11,395,000   44,013,000   242,356,000          --    (5,654,000)
Net income for 1995.....                                           7,587,000
Cash dividends on common
 shares.................                                          (6,850,000)
Shares issued in
 connection with company
 acquisitions...........     105,000      105,000    2,607,000
Shares issued in
 connection with stock
 bonus plan.............      65,000       65,000    1,088,000
Purchase of Company
 shares.................    (154,000)    (154,000)  (3,438,000)
Net unrealized gain on
 securities.............                                                                     9,647,000
                          ----------  -----------  -----------  ------------  -----------  -----------
Balance at December 31,
 1995...................  11,411,000   11,411,000   44,270,000   243,093,000          --     3,993,000
Net income for 1996.....                                          53,589,000
Cash dividends on common
 shares.................                                          (7,928,000)
Shares issued in
 connection with company
 acquisitions...........     200,000      200,000    7,358,000
Shares issued in
 connection with stock
 bonus plan.............      50,000       50,000    1,220,000
Purchase of Company
 shares.................    (107,000)    (107,000)  (3,428,000)
Net unrealized loss on
 securities.............                                                                    (1,256,000)
                          ----------  -----------  -----------  ------------  -----------  -----------
Balance at December 31,
 1996...................  11,554,000  $11,554,000  $49,420,000  $288,754,000  $       --   $ 2,737,000
                          ==========  ===========  ===========  ============  ===========  ===========

                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net income..........................  $ 53,589,000  $  7,587,000  $ 18,945,000
 Adjustments to reconcile net income
  to cash provided by operating
  activities--
   Provision for title losses and
    other claims.....................    86,487,000    90,387,000   110,230,000
   Depreciation and amortization.....    22,207,000    18,002,000    19,796,000
   Minority interests in net income..     2,624,000     2,132,000     2,944,000
   Other, net........................      (366,000)      207,000     1,673,000
 Changes in assets and liabilities
  excluding effects of company
  acquisitions and noncash
  transactions--
   Claims paid, including assets
    acquired, net of recoveries......   (78,048,000)  (66,639,000)  (87,579,000)
   Net change in income tax accounts.       381,000    10,777,000   (19,159,000)
   (Increase) decrease in accounts
    and accrued income receivable....   (11,324,000)  (22,943,000)   17,809,000
   Increase (decrease) in accounts
    payable and accrued liabilities..    28,844,000    11,057,000    (5,140,000)
   (Decrease) increase in deferred
    revenue..........................      (426,000)  (13,588,000)    8,544,000
   Other, net........................   (15,688,000)   (6,542,000)  (14,148,000)
                                       ------------  ------------  ------------
 Cash provided by operating
  activities.........................    88,280,000    30,437,000    53,915,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
 Net cash effect of company
  acquisitions.......................    (6,627,000)  (30,921,000)   (9,075,000)
 Net (increase) decrease in deposits
  with banks.........................    (3,037,000)      901,000     2,864,000
 Purchases of debt and equity
  securities.........................   (68,498,000)  (19,513,000)  (94,826,000)
 Proceeds from sales of debt and
  equity securities..................    46,506,000    41,066,000    40,755,000
 Proceeds from maturities of debt
  securities.........................    31,291,000    19,278,000    57,122,000
 Net (increase) decrease in other
  long-term investments..............    (2,575,000)    2,761,000    (1,643,000)
 Net increase in loans receivable....    (8,122,000)   (5,588,000)   (7,226,000)
 Capital expenditures................   (29,692,000)  (21,731,000)  (34,562,000)
 Net proceeds from sale of property
  and equipment......................     3,245,000       757,000    32,367,000
                                       ------------  ------------  ------------
 Cash used for investing activities..   (37,509,000)  (12,990,000)  (14,224,000)
                                       ------------  ------------  ------------
Cash flows from financing activities:
 Net increase in demand deposits.....     7,903,000     4,723,000     6,185,000
 Proceeds from insurance of debt.....                                20,000,000
 Repayment of debt...................   (19,674,000)  (20,060,000)  (31,366,000)
 Purchase of Company shares..........    (3,535,000)   (3,592,000)   (3,705,000)
 Cash dividends......................    (7,928,000)   (6,850,000)   (6,869,000)
                                       ------------  ------------  ------------
 Cash used for financing activities..   (23,234,000)  (25,779,000)  (15,755,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................    27,537,000    (8,332,000)   23,936,000
Cash and cash equivalents--Beginning
 of year.............................   145,902,000   154,234,000   130,298,000
                                       ------------  ------------  ------------
 Cash and cash equivalents--End of
  year...............................  $173,439,000  $145,902,000  $154,234,000
                                       ============  ============  ============
Supplemental information:
 Cash paid during the year for:
   Interest..........................  $  5,044,000  $  6,108,000  $  6,153,000
   Premium taxes.....................  $ 14,146,000  $ 14,048,000  $ 18,478,000
   Income taxes......................  $ 36,682,000  $  6,580,000  $ 36,374,000
 Noncash investing and financing
  activities:
   Shares issued for stock bonus
    plan.............................  $  1,270,000  $  1,153,000  $  1,910,000
   Company acquisitions in exchange
    for common stock.................  $  7,558,000  $  2,712,000  $  2,681,000
   Net unrealized (loss) gain on
    securities.......................  $ (1,256,000) $  9,647,000  $ (7,167,000)
   Liabilities in connection with
    company acquisitions.............  $ 32,180,000  $ 20,345,000  $ 12,956,000
   Increase in equity due to
    reduction of long-term debt of
    ESOT.............................                              $  2,597,000
   Debt incurred in connection with
    purchase of real property........                              $  3,750,000
   Debt incurred in connection with
    the purchase of other
    investments......................                              $  4,870,000

                 See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

  The consolidated financial statements include the accounts of The First American Financial Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

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

  The Company classifies its debt and equity securities portfolio as available-for-sale and, accordingly, includes unrealized gains and losses, net of related tax effects, as a separate component of stockholders' equity. Realized gains and losses on investments are determined using the specific identification method.

 Property and equipment

  Depreciation on buildings and furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 45 and 3 to 10 years, respectively.

 Title plants and other indexes

  Title plants and other indexes are carried at original cost. Appraised values are used in conjunction with the acquisition of purchased subsidiaries. The costs of daily maintenance (updating) of these plants and other indexes are charged to expense as incurred. Because properly maintained title plants and other indexes have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation.

 Assets acquired in connection with claim settlements

  In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property, or judgment liens. These assets, sometimes referred to as "salvage assets," are carried at the lower of cost or estimated realizable value.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Goodwill and other intangibles.

  Goodwill recognized in business combinations is amortized over its estimated useful life ranging from 20 to 40 years. Other intangibles, which include customer lists, covenants not to compete and organization costs, are amortized over their estimated useful lives, ranging from 3 to 20 years. The Company continually reviews these assets for recoverability and impairment.

Deferred policy acquisition costs

  Deferred policy acquisition costs are directly related to the procurement of tax service and home warranty contracts. These costs are deferred and amortized to expense in the same pattern as contract fees are recognized as revenues.

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

  Revenues from tax service contracts are recognized proportionately over the estimated duration of the contracts as the related servicing costs are estimated to occur. The majority of the servicing costs, approximately 70%, is incurred in the year of the contract is executed, with the remaining 30% incurred over the remaining service life of the contract.

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

NOTE 2. STATUTORY RESTRICTIONS ON STOCKHOLDERS' EQUITY AND INVESTMENTS:

  Pursuant to insurance and other regulations of the various states in which the Company's title insurance subsidiary, First American Title Insurance Company (FATICO), operates, the amount of dividends, loans and advances available to the parent company from FATICO is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the parent company from FATICO in 1997 is $49.7 million.

  Investments carried at $14.5 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 1996.

  FATICO maintained statutory capital and surplus of $208.3 million and $205.6 million at December 31, 1996 and 1995, respectively. Statutory net income for the years ended December 31, 1996, 1995 and 1994 was $34.6 million, $11.4 million and $15.5 million, respectively.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3. DEBT AND EQUITY SECURITIES:

  The amortized cost and estimated fair value of investments in debt securities are as follow:

                                                            GROSS
                                                         UNREALIZED    ESTIMATED
                                              AMORTIZED -------------    FAIR
                                                COST    GAINS  LOSSES    VALUE
                                              --------- ------ ------  ---------
                                                       (IN THOUSANDS)
December 31, 1996
U.S. Treasury securities..................... $ 42,956  $  621 $(146)  $ 43,431
Corporate securities.........................   37,636      87  (165)    37,558
Obligations of state and political
 subdivisions................................   38,544     290   (23)    38,811
Mortgage-backed securities...................   11,038      37  (299)    10,776
                                              --------  ------ -----   --------
                                              $130,174  $1,035 $(633)  $130,576
                                              ========  ====== =====   ========

December 31, 1995
U.S. Treasury securities....................... $ 42,325 $1,189 $ (68) $ 43,446
Corporate securities...........................   36,927  1,041   (72)   37,896
Obligations of state and political
 subdivisions..................................   39,644    291  (228)   39,707
Mortgage-backed securities.....................    7,861     66  (101)    7,826
                                                -------- ------ -----  --------
                                                $126,757 $2,587 $(469) $128,875
                                                ======== ====== =====  ========

  The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturities, are as follows:

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
                                                               (IN THOUSANDS)
   Due in one year or less.................................. $ 18,232  $ 18,256
   Due after one year through five years....................   56,284    56,810
   Due after five years through ten years...................   41,408    41,488
   Due after ten years......................................    3,212     3,246
                                                             --------  --------
                                                              119,136   119,800
   Mortgage-backed securities...............................   11,038    10,776
                                                             --------  --------
                                                             $130,174  $130,576
                                                             ========  ========

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The cost and estimated fair value of investments in equity securities are as follows:

                                                            GROSS
                                                         UNREALIZED
                                                        -------------  ESTIMATED
                                                 COST   GAINS  LOSSES  FAIR VALUE
                                                ------- ------ ------  ----------
                                                         (IN THOUSANDS)
December 31, 1996
Common stocks:
  Public utilities............................. $    78 $   56 $        $   134
  Corporate Securities.........................   4,614  3,838   (82)     8,370
                                                ------- ------ -----    -------
                                                  4,692  3,894   (82)     8,504
Preferred stocks...............................      13                      13
                                                ------- ------ -----    -------
                                                $ 4,705 $3,894 $ (82)   $ 8,517
                                                ======= ====== =====    =======
December 31, 1995
Common stocks:
  Public utilities............................. $12,971 $2,510 $(441)   $15,040
  Corporate Securities.........................   3,393  1,941   (27)     5,307
                                                ------- ------ -----    -------
                                                 16,364  4,451  (468)    20,347
Preferred stocks...............................   1,057     41            1,098
                                                ------- ------ -----    -------
                                                $17,421 $4,492 $(468)   $21,445
                                                ======= ====== =====    =======

  Sales of debt and equity securities resulted in realized gains of $3,257,000, $1,316,000 and $108,000 and realized losses of $646,000, $358,000 and $457,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The fair value of debt and equity securities was estimated using quoted market prices.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 4. LOANS RECEIVABLE:

  Loans receivable are summarized as follows:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Real estate-mortgage....................................... $55,835  $48,899
   Assigned lease payments....................................      81      135
   Other......................................................     139       62
                                                               -------  -------
                                                                56,055   49,096
   Unearned income on lease contracts.........................     (33)     (41)
   Allowance for loan losses..................................  (1,050)  (1,344)
   Participations sold........................................    (140)    (872)
   Deferred loan fees, net....................................    (576)    (705)
                                                               -------  -------
                                                                (1,799)  (2,962)
                                                               -------  -------
                                                               $54,256  $46,134
                                                               =======  =======

  Real estate loans are secured by properties located in Southern California. The average yields on the Company's loan portfolio for the years ended December 31, 1996 and 1995, were 11% and 12% respectively. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income, and the market interest rates charged by thrift and loan institutions.

  The fair value of loans receivable was $54.3 million and $47.2 million at December 31, 1996 and 1995, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

  The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known and inherent risks in the portfolio.

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was effective for 1995 and requires that an impaired loan be measured at the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral dependent. Adoption of this standard did not have a materially adverse effect on the Company's financial condition or results of operations.

NOTE 5. ASSETS ACQUIRED IN CONNECTION WITH CLAIM SETTLEMENT:

                                                                   DECEMBER 31
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Notes receivable............................................. $11,083 $12,335
   Real estate..................................................   7,156   5,796
   Judgments and other..........................................   6,031   7,461
                                                                 ------- -------
                                                                 $24,270 $25,592
                                                                 ======= =======

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The above amounts are net of valuation reserves of $10.3 million and $11.2 million at December 31, 1996 and 1995, respectively.

  The fair value of notes receivable was $10.1 million and $12.0 million at December 31, 1996 and 1995, respectively, and was estimated based on the discounted value of the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit quality.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 became effective for 1996 and requires companies to assess for potential impairments of long-lived assets and certain identifiable intangibles when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Adoption of this standard did not have a materially adverse effect on the Company's financial condition or results of operations.

  The activity in the valuation reserve is summarized as follows:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Balance at beginning of year............................... $11,246  $12,354
   Provisions for losses......................................   4,948    3,019
   Dispositions...............................................  (5,916)  (4,127)
                                                               -------  -------
   Balance at end of year..................................... $10,278  $11,246
                                                               =======  =======

NOTE 6. DEMAND DEPOSITS:

  Passbook and investment certificate accounts are summarized as follows:

                                                                DECEMBER 31
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
   Passbook.................................................. $13,335  $12,053
   Certificate accounts:
     Less than one year......................................  23,753   17,690
     One to five years.......................................  14,233   13,675
                                                              -------  -------
                                                              $51,321  $43,418
                                                              =======  =======
   Annualized interest rates:
     Passbook................................................       5%    5%-6%
     Certificate accounts....................................    5%-8%    5%-8%

  The carrying value of the passbook account approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $38.0 million and $31.6 million at December 31, 1996 and 1995, respectively, and was estimated based on the discounted value of the future cash flows using a discount rate approximating current market for similar liabilities.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7. RESERVE FOR KNOWN AND INCURRED BUT NOT REPORTED CLAIMS:

  Activity in the reserve for known and incurred but not reported claims is summarized as follows:

                                                           DECEMBER 31
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
   Balance at beginning of year.................... $238,161  $206,743 $180,333
                                                    --------  -------- --------
   Provision related to:
     Current year..................................   81,539    82,632   98,900
     Prior years...................................    4,948     7,755   11,330
                                                    --------  -------- --------
   Total provision.................................   86,487    90,387  110,230
                                                    --------  -------- --------
   Payments related to:
     Current year..................................   29,680    25,039   23,314
     Prior year....................................   43,967    40,934   56,832
                                                    --------  -------- --------
   Total payments..................................   73,647    65,973   80,146
                                                    --------  -------- --------
   Other...........................................   (5,756)    7,004   (3,674)
                                                    --------  -------- --------
   Balance at end of year.......................... $245,245  $238,161 $206,743
                                                    ========  ======== ========

  "Other" primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements. Included in 1995 is $10.0 million in purchase accounting adjustments. Claims activity associated with reinsurance is not material and, therefore, not presented separately.

NOTE 8. NOTES AND CONTRACTS PAYABLE:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
   Secured notes payable pursuant to amended credit agreement.  $37,250 $49,250
   Trust deed notes with maturities through 2017, secured by
    land and buildings with a net book value of $11,791,
    average rate of 8 1/2%....................................    8,630   9,386
   Other notes and contracts payable with maturities through
    2004, average rate of 7 1/2%..............................   25,377  18,570
                                                                ------- -------
                                                                $71,257 $77,206
                                                                ======= =======

  At December 31, 1996, the Company's borrowings under its amended bank credit agreement consisted of $6.8 million of fixed rate indebtedness ($7.6 million at December 31, 1995), maturing in April 1999 and bearing interest at 9.38% per annum; and $30.5 million of variable rate indebtedness ($41.6 million at December 31, 1995), maturing in October 2000 and bearing interest at the higher of Chase Manhattan Bank's prime lending rate or the federal funds rate plus 1/2%. The Company may, at its election, use a LIBOR interest rate option with margins from .50% to 1.00% depending on claims paying or financial strength ratings or the Company's adjusted leverage ratio. In addition, the amended credit agreement provides for a $30.0 million revolving line of credit which was unused at December 31, 1996, and expires on November 22, 1997.

  The terms of the amended credit agreement provide for quarterly amortization of all credit agreement indebtedness. The minimum quarterly payment is $1.7 million and the maximum quarterly payment is

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

$3.0 million. The Company has the right to prepay the variable rate indebtedness but may prepay the fixed rate indebtedness only with the consent of the holder thereof. In addition, pursuant to the terms of the credit agreement, the Company must satisfy a number of financial covenants and has agreed to be bound by certain restrictive covenants. These covenants include, among others, limitations on the incurrence of additional indebtedness and/or liens, as well as restrictions on defined investments, acquisitions, dispositions, payments of dividends and capital expenditures. Further, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt to equity ratios and fixed charge coverage ratios.

  As security for its obligations to the lenders under the credit agreement, the Company has pledged the capital stock of its direct wholly owned operating subsidiaries, First American Title Insurance Company, First American Trust Company and First American Real Estate Information Services, Inc., which, in the aggregate, represent substantially all of its assets.

  The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1996, are as follows (in thousands):

     1997............................................................... $20,179
     1998............................................................... $17,324
     1999............................................................... $15,484
     2000............................................................... $10,405
     2001............................................................... $ 2,761

  The fair value of notes and contracts payable was $70.6 million and $77.7 million at December 31, 1996 and 1995, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted average interest rate for the Company's notes and contracts payable was 7 1/4% and 7 1/2% at December 31, 1996 and 1995, respectively.

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 9. INVESTMENT AND OTHER INCOME:

  The components of investment and other income are as follows:

                                                        1996    1995    1994
                                                       ------- ------- -------
                                                           (IN THOUSANDS)
   Interest:
     Cash equivalents and deposits with savings and
      loan associations and banks..................... $ 4,742 $ 3,308 $ 2,695
     Debt securities..................................   7,887   9,270   9,424
     Other long-term investments......................   3,161   2,401   1,785
                                                       ------- ------- -------
                                                        15,790  14,979  13,904

   Dividends on equity securities.....................     554   1,088     925
   Equity in earnings of unconsolidated affiliates....   1,043     748     199
   Net gain (loss) on sales of debt and equity
   securities.........................................   2,611     958    (349)
   Other..............................................   6,400   5,258   4,768
                                                       ------- ------- -------
                                                       $26,398 $23,031 $19,447
                                                       ======= ======= =======

NOTE 10. INCOME TAXES:

  Income taxes are summarized as follows:

                                                          1996    1995   1994
                                                         ------- ------ -------
                                                             (IN THOUSANDS)
   Current:
     Federal............................................ $28,535 $3,442 $13,033
     State..............................................   6,038  1,810   2,271
                                                         ------- ------ -------
                                                          34,573  5,252  15,304
                                                         ------- ------ -------
   Deferred:
     Federal............................................     232     70    (684)
     State..............................................     795    878  (1,320)
                                                         ------- ------ -------
                                                           1,027    948  (2,004)
                                                         ------- ------ -------
                                                         $35,600 $6,200 $13,300
                                                         ======= ====== =======

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Income taxes differ from the amounts computed by applying the federal income tax rate of 35%. A reconciliation of this difference is as follows:

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Taxes calculated at federal rate................. $31,216  $ 4,825  $11,286
   Tax exempt interest income.......................    (669)    (719)    (720)
   Tax effect of minority interests.................     918      746      985
   State taxes, net of federal benefit..............   4,442    2,456      618
   Use of federal capital loss carryforward.........                      (648)
   Exclusion of certain meals and entertainment
    expenses........................................   2,429    2,391    2,630
   Change in tax reserves...........................           (2,301)
   Other items, net.................................  (2,736)  (1,198)    (851)
                                                     -------  -------  -------
                                                     $35,600  $ 6,200  $13,300
                                                     =======  =======  =======

  The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Deferred revenue......................................... $25,709  $25,474
     Employee benefits........................................   9,811    8,433
     Title claims and related salvage.........................  11,934   14,612
     State taxes..............................................     441       11
     Bad debt reserves........................................   3,382    2,467
     Federal net operating loss carryforward..................     603    1,251
     Other....................................................   6,350    4,448
     Valuation allowance......................................    (438)    (856)
                                                               -------  -------
       Total deferred tax assets.............................. $57,792  $55,840

   Deferred tax liabilities:
     Depreciable and amortizable assets.......................  13,611   10,540
     Unrealized gain on securities............................   1,475    2,150
     Sale leaseback...........................................   1,462    1,066
     Other....................................................   2,843    2,090
                                                               -------  -------
       Total deferred tax liabilities.........................  19,391   15,846
                                                               -------  -------
   Net deferred tax asset..................................... $38,401  $39,994
                                                               =======  =======

  The Company has federal net operating loss carryforwards of approximately $1.7 million at December 31, 1996, which expire in 1999. The utilization of these net operating losses is limited to future federal taxable income of First American Real Estate Information Services, Inc., a wholly owned subsidiary of the Company. The utilization of the loss carryforward is also subject to limitations prescribed by Section 382 of the Internal Revenue Code.

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

  Net pension cost for the Company's pension and other retirement benefit plans includes the following components:

                                                      1996     1995     1994
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
   Service cost--benefits earned during the year... $  9,186  $ 7,798  $ 5,400
   Interest cost on projected benefit obligation...    9,764    8,741    7,631
   Actual (gain) loss on plan assets...............  (10,517)  (9,636)   1,065
   Net amortization and deferral...................    5,810    4,674   (5,740)
                                                    --------  -------  -------
   Net periodic pension cost....................... $ 14,243  $11,577  $ 8,356
                                                    ========  =======  =======

  The following table sets forth the plans' status at:

                                                  DECEMBER 31
                                  ----------------------------------------------
                                           1996                   1995
                                  ----------------------- ----------------------
                                               UNFUNDED               UNFUNDED
                                   FUNDED    SUPPLEMENTAL  FUNDED   SUPPLEMENTAL
                                   PENSION     BENEFIT    PENSION     BENEFIT
                                    PLANS       PLANS      PLANS       PLANS
                                  ---------  ------------ --------  ------------
                                                 (IN THOUSANDS)
Present value of benefit
 obligation:
 Vested benefits................  $ (74,536)   $(17,137)  $(68,977)   $(15,100)
 Non-vested benefits............     (7,479)     (5,068)    (5,250)     (3,828)
                                  ---------    --------   --------    --------
Accumulated benefit obligation..    (82,015)    (22,205)   (74,227)    (18,928)
Value of future pay increases...    (29,663)     (7,046)   (25,165)     (5,374)
                                  ---------    --------   --------    --------
Total projected benefit
 obligation.....................   (111,678)    (29,251)   (99,392)    (24,302)
Plan assets at fair value.......     87,096                 71,929
                                  ---------    --------   --------    --------
Plan assets less than projected
 benefits obligation............    (24,582)    (29,251)   (27,463)    (24,302)
Unrecognized net (asset)
 obligation at transition.......       (307)      1,801       (359)      2,162
Prior service cost not yet
 recognized.....................       (503)      1,802       (543)        495
Unrecognized net loss...........     15,005       5,419     21,065       4,091
Adjustment to recognize minimum
 liability......................                 (1,976)                (1,374)
                                  ---------    --------   --------    --------
Accrued pension costs...........  $ (10,387)   $(22,205)  $ (7,300)   $(18,928)
                                  =========    ========   ========    ========

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The rate of increase in future compensation levels for the plans of 4 1/2% and the weighted average discount rate of 7 3/4% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1996 and 1995. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with projected long-term rates of return of 9%.

  The Company's principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plans holds 1,594,000 and 1,675,000 shares of the Company's common stock, representing 14% and 15% of the total shares outstanding at December 31, 1996, and 1995 respectively. Contributions to the Company's profit sharing plans totaled $2.0 million for 1994.

  The Company also has a Stock Bonus Plan for key employees pursuant to which 50,000, 65,000 and 55,000 common shares were awarded for 1996, 1995 and 1994, respectively, resulting in a charge to operations of $1.3 million, $1.2 million and $1.9 million, respectively. The Plan, as amended December 9, 1992, provides that a total of up to 300,000 common shares may be awarded in any one year.

  Effective January 1, 1995, the Company adopted The First American Financial Corporation 401(k) Savings Plan ("The Savings Plan"), which is available to substantially all employees. The Savings Plan allows for employee elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code.

NOTE 12. STOCK OPTION PLAN:

  On April 24, 1996, the Company implemented The First American Financial Corporation 1996 Stock Option Plan ("The Stock Option Plan"). Under The Stock Option Plan, options are granted to purchase the Company's common stock at a price no less than the market value of the shares on the date of the grant. The maximum number of shares that may be subject to options is 1,250,000. Currently outstanding options become exercisable one to five years and expire 10 years from the grant date.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard Board (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accounting for its plan, the Company, in accordance with the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for The Stock Option Plan. The Company's net income and earnings per share would not be materially different if it had elected to recognize compensation expense based on the fair value method prescribed by SFAS No. 123.

  The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 2.8%; expected volatility of 41.0%; risk-free interest rate of 6.5%; and expected life of six years. The weighted average fair value of options granted during 1996 was $9.86.

  Transactions involving stock options are summarized as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                            OUTSTANDING  PRICE
                                                            ----------- --------
   Balance at January 1, 1996
   Granted during 1996.....................................   670,000    $25.63
                                                              -------    ------
   Balance at December 31, 1996............................   670,000    $25.63
                                                              =======    ======

  The options awarded under The Stock Option Plan are not exercisable until April 24, 1997, at which time 134,000 of the options outstanding at December 31, 1996 may be exercised.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 13. COMMITMENTS:

  The Company leases certain office facilities, automobiles and equipment under operating leases, which for the most part are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In 1994, the Company entered into a sale-leaseback agreement with regard to certain furniture and equipment. Under the agreement, the Company agreed to lease the equipment for four years with minimum annual lease payments of $8.3 million.

  Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):

      1997............................................................. $ 58,901
      1998.............................................................   50,742
      1999.............................................................   35,626
      2000.............................................................   22,710
      2001.............................................................   21,297
      Later years......................................................   57,951
                                                                        --------
                                                                        $247,227
                                                                        ========

  Total rental expense for all operating leases and month-to-month rentals was $63.9 million, $58.6 million and $50.1 million for 1996, 1995 and 1994, respectively.

NOTE 14. LITIGATION:

  On April 13, 1990, a class action was filed in the United States District Court in Phoenix, Arizona (the "District Court"), against First American Title Insurance Company and a number of other title insurers. This action sought damages and injunctive relief based on the defendants' participation in rating bureaus in Arizona and Wisconsin. This action was consolidated in the District Court, for pretrial matters, with an action filed in the United States District Court for the Eastern District of Wisconsin that presented claims on behalf of a purported class of purchasers of title insurance in Wisconsin.

  First American Title Insurance Company, along with the other defendants in these actions, entered into a settlement agreement with the plaintiffs to settle both actions. This settlement agreement was approved by the District Court on July 24, 1996. Compliance with this settlement agreement will not have a materially adverse effect on the Company's financial condition or results of operations.

  The Company is involved in various routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a materially adverse effect on its financial condition or results of operations.

NOTE 15. SEGMENT FINANCIAL INFORMATION:

  The Company's operations include four reportable segments: title insurance, real estate information, home warranty and trust and banking. The title insurance segment issues policies which are insured statements of the condition of title to real property. The real estate information segment provides to lender customers the status of tax payments on real property securing their loans, credit information derived from at least two credit bureau

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

sources, flood zone determination reports which provide information on whether or not a property is in a special flood hazard area, as well as other real estate-related information services. The home warranty segment issues one-year warranties which protect homeowners against defects in home fixtures. The trust and banking segment provides full-service trust and depository services, accepts deposits and makes real estate secured loans.

  The title insurance and real estate information segments operate through networks of offices nationwide. The Company offers its title services through both direct operations and agents throughout the United States. It also provides title services abroad in Australia, the Bahama Islands, Bermuda, Canada, Guam, Mexico, Puerto Rico, the U.S. Virgin Islands and the United Kingdom. Home warranty services are available in Arizona, California, Nevada, North Carolina, South Carolina, Texas and Washington. The trust, banking and thrift businesses operate in Southern California.

  Selected financial information about the Company's operations by segment for each of the past three years is as follows:

                                                            DEPRECIATION
                                        PRETAX                  AND        CAPITAL
                           REVENUES  PROFIT (LOSS)  ASSETS  AMORTIZATION EXPENDITURES
                          ---------- ------------- -------- ------------ ------------
                                                (IN THOUSANDS)
1996
Title Insurance.........  $1,288,947   $ 66,056    $584,800   $15,307      $23,454
Real Estate Information.     247,810     52,581     225,527     5,598        4,717
Home Warranty...........      41,927      8,178      67,622       296          155
Trust and Banking.......      17,839      3,728      72,473       438        1,366
Corporate...............       1,043    (24,678)     29,372       568
                          ----------   --------    --------   -------      -------
                          $1,597,566   $105,865    $979,794   $22,207      $29,692
                          ==========   ========    ========   =======      =======
1995
Title Insurance.........  $1,052,823   $ 17,540    $532,697   $12,208      $18,130
Real Estate Information.     147,004     19,690     182,499     4,565        2,294
Home Warranty...........      35,531      6,828      56,637       289          118
Trust and Banking.......      14,110      3,304      63,416       331        1,189
Corporate...............         748    (19,948)     38,529       609
                          ----------   --------    --------   -------      -------
                          $1,250,216   $ 27,414    $873,778   $18,002      $21,731
                          ==========   ========    ========   =======      =======
1994
Title Insurance.........  $1,236,663   $ 37,819    $546,103   $16,070      $27,694
Real Estate Information.      96,113     17,371     139,680     2,916        5,979
Home Warranty...........      30,985      6,709      53,834       275          170
Trust and Banking.......      12,433      3,214      55,423       236          719
Corporate...............         199    (17,415)     33,609       299
                          ----------   --------    --------   -------      -------
                          $1,376,393   $ 47,698    $828,649   $19,796      $34,562
                          ==========   ========    ========   =======      =======

  Corporate consists primarily of unallocated interest expense, minority interest, equity in earnings of affiliated companies, employee benefit contributions and personnel and other operating expenses associated with the Company's home office facilities.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                           QUARTERLY FINANCIAL DATA

                                                   QUARTER ENDED
                                     -------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     --------  -------- ------------ -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year Ended December 31, 1996
Revenues............................ $347,376  $413,374   $411,304    $425,512
                                     ========  ========   ========    ========
Income before income taxes.......... $ 14,982  $ 32,827   $ 23,569    $ 17,811
                                     ========  ========   ========    ========
Net income ......................... $  8,582  $ 19,427   $ 13,769    $ 11,811
                                     ========  ========   ========    ========
Net income per share................ $    .75  $   1.70   $   1.20    $   1.03
                                     ========  ========   ========    ========

Year Ended December 31, 1995
Revenues............................ $261,154  $293,240   $331,328    $364,494
                                     ========  ========   ========    ========
Income (loss) before income taxes... $(21,509) $  1,837   $ 15,520    $ 17,939
                                     ========  ========   ========    ========
Net income (loss)................... $(12,709) $  1,137   $  9,320    $  9,839
                                     ========  ========   ========    ========
Net income (loss) per share......... $  (1.11) $   0.10   $   0.81    $   0.87
                                     ========  ========   ========    ========

  The Company's primary business segments are cyclical in nature, with the spring and summer months historically being the strongest. However, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, can cause unusual fluctuations in the Company's quarterly operating results. See Management's Discussion and Analysis on pages 13-19 of this report for further discussion of the Company's results of operations.

                                                                      SCHEDULE I
                                                                          1 OF 1

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

              COLUMN A                 COLUMN B     COLUMN C      COLUMN D
              --------               ------------ ------------ ---------------
                                                               AMOUNT AT WHICH
                                                                SHOWN IN THE
         TYPE OF INVESTMENT              COST     MARKET VALUE  BALANCE SHEET
         ------------------          ------------ ------------ ---------------
Deposits with savings and loan
 associations and banks:
  Registrant........................ $     50,000 $     50,000  $     50,000
                                     ------------ ------------  ------------
  Consolidated...................... $ 21,674,000 $ 21,674,000  $ 21,674,000
                                     ------------ ------------  ------------
Debt securities:
  Registrant--None
  Consolidated--
    U.S. Treasury securities........ $ 42,956,000 $ 43,431,000  $ 43,431,000
    Corporate securities............   37,636,000   37,558,000    37,558,000
    Obligations of states and
     political subdivisions.........   38,544,000   38,811,000    38,811,000
    Mortgage-backed securities......   11,038,000   10,776,000    10,776,000
                                     ------------ ------------  ------------
                                     $130,174,000 $130,576,000  $130,576,000
                                     ------------ ------------  ------------
Equity securities:
  Registrant--None
  Consolidated...................... $  4,705,000 $  8,517,000  $  8,517,000
                                     ------------ ------------  ------------
Other long-term investments:
  Registrant--None
  Consolidated...................... $ 30,414,000 $ 30,414,000  $ 30,414,000
                                     ------------ ------------  ------------
Total Investments:
  Registrant........................ $     50,000 $     50,000  $     50,000
                                     ============ ============  ============
  Consolidated...................... $186,967,000 $191,181,000  $191,181,000
                                     ============ ============  ============

                                                                     SCHEDULE II
                                                                          1 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         PARENT COMPANY BALANCE SHEETS


                                                           DECEMBER 31
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
                      ASSETS
Cash and cash equivalents.......................... $  8,983,000  $ 19,415,000
                                                    ------------  ------------
Stock of subsidiaries, at equity...................  532,128,000   469,511,000
                                                    ------------  ------------
Deposits with savings and loan associations and
 banks.............................................       50,000        50,000
                                                    ------------  ------------
Property and equipment, at cost:
  Land.............................................      425,000       425,000
  Buildings and building improvements..............    5,006,000     5,006,000
  Less--accumulated depreciation...................   (4,442,000)   (4,256,000)
                                                    ------------  ------------
                                                         989,000     1,175,000
                                                    ------------  ------------
Other assets.......................................    4,471,000     4,924,000
                                                    ------------  ------------
                                                    $546,621,000  $495,075,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable.................................. $  2,118,000  $  1,742,000
                                                    ------------  ------------
Accrued expenses...................................      322,000       524,000
                                                    ------------  ------------
Payable to subsidiaries............................  146,268,000   130,281,000
                                                    ------------  ------------
Notes and contracts payable........................   45,448,000    59,761,000
                                                    ------------  ------------
Stockholders' equity:
  Preferred stock, $1 par value
    Authorized--500,000 shares;
    Outstanding--None
  Common stock, $1 par value
    Authorized--24,000,000 shares;
    Outstanding--11,554,000 and 11,411,000 shares..   11,554,000    11,411,000
  Additional paid-in capital.......................   49,420,000    44,270,000
  Retained earnings................................  288,754,000   243,093,000
  Net unrealized gain on securities................    2,737,000     3,993,000
                                                    ------------  ------------
Total stockholders' equity.........................  352,465,000   302,767,000
                                                    ------------  ------------
                                                    $546,621,000  $495,075,000
                                                    ============  ============

                See Notes to Parent Company Financial Statements

                                                                     SCHEDULE II
                                                                          2 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                      PARENT COMPANY STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31
                                            -----------------------------------
                                               1996        1995        1994
                                            ----------- ----------- -----------
Revenues:
  Interest and other income................ $   891,000 $   837,000 $   846,000
  Equity in earnings of subsidiaries.......  75,696,000  25,803,000  33,249,000
                                            ----------- ----------- -----------
                                             76,587,000  26,640,000  34,095,000
                                            ----------- ----------- -----------
Expenses:
  Interest.................................   3,635,000   5,040,000   3,781,000
  Depreciation.............................     186,000     185,000     186,000
  Other administrative expenses............  19,177,000  13,828,000  11,183,000
                                            ----------- ----------- -----------
                                             22,998,000  19,053,000  15,150,000
                                            ----------- ----------- -----------
Net income................................. $53,589,000 $ 7,587,000 $18,945,000
                                            =========== =========== ===========
Net income per share, based upon the
 weighted average number of shares
 outstanding............................... $      4.68 $      0.67 $      1.66
                                            =========== =========== ===========


                See Notes to Parent Company Financial Statements

                                                                     SCHEDULE II
                                                                          3 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                          YEAR ENDED DECEMBER 31
                                  ----------------------------------------
                                      1996          1995          1994
                                  ------------  ------------  ------------
Cash flows from operating
 activities:
  Net income..................... $ 53,589,000  $  7,587,000  $ 18,945,000
  Adjustments to reconcile net
   income to cash provided by
   operating activities--
    Depreciation.................      186,000       185,000       186,000
    Expense relating to stock
     bonus plan..................    1,270,000     1,153,000     1,910,000
    Equity in earnings of
     subsidiaries, net of
     dividends...................  (63,697,000)  (25,802,000)  (24,249,000)
    Other........................                   (225,000)
    Changes in assets and
     liabilities, excluding
     effects of company
     acquisitions and noncash
     transactions--
      Decrease in other assets...      453,000       503,000       310,000
      Increase in dividends
       payable and accrued
       expenses..................      174,000         7,000       123,000
      Increase in intercompany
       accounts..................   23,369,000    40,509,000    21,086,000
                                  ------------  ------------  ------------
Cash provided by operating
 activities......................   15,344,000    23,917,000    18,311,000
                                  ------------  ------------  ------------
Cash flows from investing
 activities:
  Net increase in deposits with
   banks.........................                    (50,000)
  Purchases of equity securities.                               (1,957,000)
  Sales of equity securities.....                  1,933,000
                                                ------------  ------------
Cash provided by (used for)
 investing activities............                  1,883,000    (1,957,000)
                                                ------------  ------------
Cash flows from financing
 activities:
  Proceeds from issuance of debt.                               20,000,000
  Repayment of debt..............  (14,313,000)  (11,121,000)  (11,245,000)
  Purchase of Company shares.....   (3,535,000)   (3,592,000)   (3,705,000)
  Cash dividends.................   (7,928,000)   (6,850,000)   (6,869,000)
                                  ------------  ------------  ------------
Cash used for financing
 activities......................  (25,776,000)  (21,563,000)   (1,819,000)
                                  ------------  ------------  ------------
Net (decrease) increase in cash
 and cash equivalents............  (10,432,000)    4,237,000    14,535,000
Cash and cash equivalents--
  Beginning of year..............   19,415,000    15,178,000       643,000
                                  ------------  ------------  ------------  ---
  End of year.................... $  8,983,000  $ 19,415,000  $ 15,178,000
                                  ============  ============  ============
Supplementary information:
  Cash paid during the year for
   interest...................... $  3,835,000  $  4,986,000  $  3,654,000
Noncash investing and financing
 activities:
  Shares issued for stock bonus
   plan.......................... $  1,270,000  $  1,153,000  $  1,910,000
  Company acquisitions in
   exchange for common stock..... $  7,558,000  $  2,712,000  $  2,681,000
  Increase in equity due to
   reduction of long-term debt of
   ESOT..........................                             $  2,597,000
  Liabilities in connection with
   company acquisitions..........                             $  7,027,000

                See Notes to Parent Company Financial Statements

                                                                    SCHEDULE II
                                                                         4 OF 4

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE A

  The composition of the Notes and Contracts Payable consists of:

                                                              DECEMBER 31
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
Secured notes payable to financial institutions........ $37,250,000 $49,250,000
Trust deed notes with maturities through 2002, average
 rate of 10%. Secured by land and buildings with an
 aggregate net book value of $597,000..................     759,000     895,000
Other notes and contracts payable with maturities
 through 2000, average rate of 7 1/4%..................   7,439,000   9,616,000
                                                        ----------- -----------
                                                        $45,448,000 $59,761,000
                                                        =========== ===========

   The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1996, are $14,714,000, $12,374,000,
$10,831,000, $7,313,000, and $136,000, respectively.

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

                                                                    SCHEDULE III
                                                                          1 OF 2

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             BALANCE SHEET CAPTIONS

     COLUMN A                           COLUMN B        COLUMN C     COLUMN D
     --------                       ----------------- ------------ ------------
                                     DEFERRED POLICY     CLAIMS      DEFERRED
     SEGMENT                        ACQUISITION COSTS   RESERVES     REVENUES
     -------                        ----------------- ------------ ------------
1996
Title Insurance....................                   $237,596,000 $  4,396,000
Real Estate Information............    $20,889,000       4,880,000   79,401,000
Home Warranty......................      3,864,000       2,769,000   20,336,000
Trust and Banking..................
Corporate..........................
                                       -----------    ------------ ------------
  Total............................    $24,753,000    $245,245,000 $104,133,000
                                       ===========    ============ ============
1995
Title Insurance....................                   $232,081,000 $  6,641,000
Real Estate Information............    $22,078,000       3,686,000   82,581,000
Home Warranty......................      2,264,000       2,394,000   15,093,000
Trust and Banking..................
Corporate..........................
                                       -----------    ------------ ------------
  Total............................    $24,342,000    $238,161,000 $104,315,000
                                       ===========    ============ ============

                                                                    SCHEDULE III
                                                                          2 OF 2

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                SUPPLEMENTARY INSURANCE INFORMATION--(CONTINUED)

                           INCOME STATEMENT CAPTIONS

     COLUMN A                COLUMN F     COLUMN G     COLUMN H     COLUMN I     COLUMN J
     --------             -------------- ----------- ------------ ------------ ------------
                                                                  AMORTIZATION
                                                                  OF DEFERRED
                                             NET                     POLICY       OTHER
                            OPERATING    INVESTMENT      LOSS     ACQUISITION   OPERATING
     SEGMENT                 REVENUES      INCOME     PROVISION      COSTS       EXPENSES
     -------              -------------- ----------- ------------ ------------ ------------
1996
Title Insurance.........  $1,268,233,000 $20,714,000 $ 58,909,000              $218,443,000
Real Estate Information.     246,745,000   1,065,000    4,453,000  $7,113,000    86,819,000
Home Warranty...........      38,351,000   3,576,000   23,055,000     665,000       658,000
Trust and Banking.......      17,839,000                   70,000                 6,982,000
Corporate...............                   1,043,000                              7,064,000
                          -------------- ----------- ------------  ----------  ------------
  Total.................  $1,571,168,000 $26,398,000 $ 86,487,000  $7,778,000  $319,966,000
                          ============== =========== ============  ==========  ============
1995
Title Insurance.........  $1,034,789,000 $18,034,000 $ 68,338,000              $188,024,000
Real Estate Information.     145,755,000   1,249,000    3,166,000  $5,891,000    55,276,000
Home Warranty...........      32,531,000   3,000,000   18,857,000   1,748,000        95,000
Trust and Banking.......      14,110,000                   26,000                 5,650,000
Corporate...............                     748,000                              3,927,000
                          -------------- ----------- ------------  ----------  ------------
  Total.................  $1,227,185,000 $23,031,000 $ 90,387,000  $7,639,000  $252,972,000
                          ============== =========== ============  ==========  ============
1994
Title Insurance.........  $1,221,581,000 $15,082,000 $ 93,012,000              $184,723,000
Real Estate Information.      94,816,000   1,297,000    2,129,000  $4,536,000    32,943,000
Home Warranty...........      28,116,000   2,869,000   15,022,000   1,447,000       454,000
Trust and Banking.......      12,433,000                   67,000                 4,829,000
Corporate...............                     199,000                              3,600,000
                          -------------- ----------- ------------  ----------  ------------
  Total.................  $1,356,946,000 $19,447,000 $110,230,000  $5,983,000  $226,549,000
                          ============== =========== ============  ==========  ============

                                                                     SCHEDULE IV
                                                                          1 OF 1

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                                  REINSURANCE

                     TITLE
                   INSURANCE                                         PERCENTAGE
                   OPERATING                              TITLE      OF AMOUNT
                    REVENUES     CEDED TO   ASSUMED     INSURANCE    ASSUMED TO
                     BEFORE       OTHER    FROM OTHER   OPERATING    OPERATING
SEGMENT           REINSURANCE   COMPANIES  COMPANIES     REVENUES     REVENUES
-------          -------------- ---------- ---------- -------------- ----------
 1996........... $1,267,309,000 $2,094,000 $3,018,000 $1,268,233,000     .2%
                 ============== ========== ========== ==============   =====
 1995........... $1,034,435,000 $2,840,000 $3,194,000 $1,034,789,000     .3%
                 ============== ========== ========== ==============   =====
 1994........... $1,220,581,000 $4,362,000 $5,362,000 $1,221,581,000     .4%
                 ============== ========== ========== ==============   =====

                                                                     SCHEDULE V
                                                                         1 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1996

        COLUMN A            COLUMN B          COLUMN C              COLUMN D        COLUMN E
       ----------         ------------ -----------------------     -----------    ------------
                                              ADDITIONS
                                       -----------------------
                            BALANCE    CHARGED TO  CHARGED TO      DEDUCTIONS       BALANCE
                          BEGINNING OF  COSTS AND     OTHER           FROM         AT END OF
      DESCRIPTION            PERIOD     EXPENSES    ACCOUNTS         RESERVE         PERIOD
      -----------         ------------ ----------- -----------     -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  5,970,000 $ 4,386,000                 $ 5,005,000(A) $  5,351,000
                          ============ ===========                 ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $238,161,000 $86,487,000 $(4,915,000)(B) $74,488,000(C) $245,245,000
                          ============ =========== ===========     ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $  1,344,000 $   433,000                 $   727,000(A) $  1,050,000
                          ============ ===========                 ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
  Consolidated..........  $    353,000                             $   353,000(D)
                          ============                             ===========
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 11,246,000             $ 4,948,000     $ 5,916,000(D) $ 10,278,000
                          ============             ===========     ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
  Consolidated..........  $    856,000                             $   418,000(E) $    438,000
                          ============                             ===========    ============
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,420,000 $     2,000                 $    35,000(D) $  1,387,000
                          ============ ===========                 ===========    ============

-------
Note A--Amount represents accounts written off, net of recoveries.
Note B--Amount represents $33,000 in purchase accounting adjustments, net of a reclassification of $4,948,000 to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

                                                                     SCHEDULE V
                                                                         2 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                VALUATION AND QUALIFYING ACCOUNTS--(CONTINUED)

                         YEAR ENDED DECEMBER 31, 1995

        COLUMN A            COLUMN B          COLUMN C            COLUMN D        COLUMN E
       ----------         ------------ ----------------------    -----------    ------------
                                             ADDITIONS
                                       ----------------------
                            BALANCE    CHARGED TO  CHARGED TO    DEDUCTIONS       BALANCE
                          BEGINNING OF  COSTS AND    OTHER          FROM           AT END
      DESCRIPTION            PERIOD     EXPENSES    ACCOUNTS       RESERVE       OF PERIOD
      -----------         ------------ ----------- ----------    -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  4,022,000 $ 2,965,000               $ 1,017,000(A) $  5,970,000
                          ============ ===========               ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $206,743,000 $90,387,000 $7,004,000(B) $65,973,000(C) $238,161,000
                          ============ =========== ==========    ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $    950,000 $   562,000               $   168,000(A) $  1,344,000
                          ============ ===========               ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
  Consolidated..........  $    353,000                                          $    353,000
                          ============                                          ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 12,354,000             $3,019,000    $ 4,127,000(D) $ 11,246,000
                          ============             ==========    ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
  Consolidated..........  $  2,880,000                           $ 2,024,000(E) $    856,000
                          ============                           ===========    ============
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,342,000 $    84,000               $     6,000    $  1,420,000
                          ============ ===========               ===========    ============

-------
Note A--Amount represents accounts written off, net of recoveries.
Note B--Amount represents $10,023,000 in purchase accounting adjustments, net of a reclassification of $3,019,000 to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

                                                                      SCHEDULE V
                                                                          3 OF 3

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 VALUATION AND QUALIFYING ACCOUNTS--(CONTINUED)

                          YEAR ENDED DECEMBER 31, 1994

        COLUMN A            COLUMN B           COLUMN C              COLUMN D        COLUMN E
       ----------         ------------ ------------------------     -----------    ------------
                                              ADDITIONS
                                       ------------------------
                            BALANCE     CHARGED TO  CHARGED TO      DEDUCTIONS       BALANCE
                          BEGINNING OF  COSTS AND      OTHER           FROM           AT END
      DESCRIPTION            PERIOD      EXPENSES    ACCOUNTS         RESERVE       OF PERIOD
      -----------         ------------ ------------ -----------     -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  4,098,000 $  2,604,000                 $ 2,680,000(A) $  4,022,000
                          ============ ============                 ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $180,333,000 $110,230,000 $(3,674,000)(B) $80,146,000(C) $206,743,000
                          ============ ============ ===========     ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $    750,000 $    437,000                 $   237,000(A) $    950,000
                          ============ ============                 ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
  Consolidated..........  $    353,000                                             $    353,000
                          ============                                             ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 11,581,000              $ 3,674,000 (B) $ 2,901,000(D) $ 12,354,000
                          ============              ===========     ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
  Consolidated..........  $  3,304,000                              $   424,000(E) $  2,880,000
                          ============                              ===========    ============
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,177,000 $    258,000                 $    93,000    $  1,342,000
                          ============ ============                 ===========    ============

-------
Note A--Amount represents accounts written off, net of recoveries.
Note B--Amount represents a reclassification to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents elimination of reserve in connection with utilization of the related temporary differences.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                    PART III

  The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners," "Election of Directors," "Security Ownership of Management," "Executive Compensation," "Report of the Compensation Committee on Executive Compensation," "Comparative Cumulative Total Return to Shareholders," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after close of Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) 1. & 2. Financial Statements and Financial Statement Schedules
             The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 20 in "Item 8" of
              Part II of this report.
          3. Exhibits (Each management contract or compensatory plan or arrangement in which any director or named executive officer of The First American Financial
              Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R.
              (S)229.402(a)(3)), participates that is included among the exhibits listed below is identified by an asterisk (*).)
              (3)(a) Restated Articles of Incorporation of The First American Financial
                     Corporation dated November 8, 1989, incorporated by reference herein from Exhibit 3.1 of Amendment No. 3, dated October 16, 1992, to
                     Registration Statement on Form S-2.
              (3)(b) Certificate of Amendment of Restated Articles of Incorporation of The
                     First American Financial Corporation dated September 21, 1992, incorporated by reference herein from Exhibit 3.2 of Amendment No. 3, dated October 16, 1992, to Registration Statement on Form S-2.
              (3)(c) Bylaws, as amended.
              (4)(a) Amendment and Restatement dated as of April 28, 1993, of Credit
                     Agreement dated as of April 21, 1992, incorporated by reference herein from Exhibit (4) of Amendment No. 1, dated July 26, 1993, to Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1993. Amendment and
                     Restatement dated as of April 28, 1993, of Credit Agreement dated as of
                     April 21, 1992, incorporated by reference herein from Exhibit (4) of
                     Amendment No. 1, dated July 26, 1993, to Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
              (4)(b) Amendment No. 1 dated as of March 31, 1994, to Amendment and
                     Restatement dated as of April 28, 1993, of Credit Agreement dated as of
                     April 21, 1992, incorporated by reference herein from Exhibit (4) of
                     Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
              (4)(c) Amendment No. 2 dated as of November 22, 1994, to Amendment and
                     Restatement dated as of April 28, 1993, of Credit Agreement dated as of
                     April 21, 1992, incorporated by reference herein from Exhibit (4) of
                     Current Report on Form 8-K dated December 14, 1994.
              (4)(d) Amendment No. 3 dated as of March 31, 1995, to Amendment and
                     Restatement dated as of April 28, 1993, of Credit Agreement dated as of
                     April 21, 1992, incorporated by reference herein from Exhibit (4) of
                     Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

        (4)(e)  Amendment No. 4 dated as of June 1, 1995, to Amendment and
                 Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
        (4)(f)  Amendment No. 5 dated as of February 16, 1996, to Amendment and
                 Restatement dated as of April 28, 1993, of Credit Agreement dated as of April 21, 1992.
      *(10)(a)  Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit 10(a) of Annual Report on Form 10-
                 K for the fiscal year ended December 31, 1992.
      *(10)(b)  Executive Supplemental Benefit Plan dated April 10, 1986, and
                 Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form
                 10-K for the fiscal year ended December 31, 1988.
      *(10)(c)  Amendment No. 2, dated March 22, 1990, to Executive Supplemental
                 Benefit Plan, incorporated by reference herein from Exhibit
                 (10)(c) of Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1989.
      *(10)(d)  Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly
                 Report on Form 10-Q for the quarter ended June 20, 1992.
      *(10)(e)  Pension Restoration Plan (effective as of January 1, 1994).
      *(10)(f)  1996 Stock Option Plan, incorporated by reference herein from
                 Exhibit 4 of Registration Statement on Form S-8 dated December
                 30, 1996.
       (10)(g) Pledge Agreement dated as of April 27, 1992, incorporated by reference herein from Exhibit (2) of Current Report on Form 8-K dated May 8, 1992.
       (21)     Subsidiaries of the registrant.
       (23)     Consent of Independent Accountants
       (27)     Financial Data Schedule.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE FIRST AMERICAN FINANCIAL
                                           CORPORATION
                                          (Registrant)

Date: March 27, 1997                      By     /s/ Parker S. Kennedy
                                            ___________________________________
                                               Parker S. Kennedy, President
                                               (Principal Executive Officer)

Date: March 27, 1997                      By     /s/ Thomas A. Klemens
                                            ___________________________________
                                                     Thomas A. Klemens
                                              Executive Vice President, Chief
                                                     Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                   SIGNATURE                         TITLE                DATE
                   ---------                         -----                ----

 By           /s/ D.P. Kennedy             Chairman and Director     March 27, 1997
     ____________________________________
                 D.P. Kennedy

 By         /s/ Parker S. Kennedy          President and Director    March 27, 1997
     ____________________________________
               Parker S. Kennedy

 By         /s/ Thomas A. Klemens          Executive Vice President, March 27, 1997
     ____________________________________   Chief Financial Officer
               Thomas A. Klemens

 By                                        Director
     ____________________________________
               George L. Argyros

 By           /s/ Gary J. Beban            Director                  March 27, 1997
     ____________________________________
                 Gary J. Beban

 By         /s/ J. David Chatham           Director                  March 27, 1997
     ____________________________________
               J. David Chatham

 By         /s/ William G. Davis           Director                  March 27, 1997
     ____________________________________
               William G. Davis

 By           /s/ James L. Doti            Director                  March 27, 1997
     ____________________________________
                 James L. Doti


                   SIGNATURE                TITLE           DATE
                   ---------                -----           ----

 By       /s/ Lewis W. Douglas, Jr.        Director    March 27, 1997
     ____________________________________
             Lewis W. Douglas, Jr.

 By         /s/ Paul B. Fay, Jr.           Director    March 27, 1997
     ____________________________________
               Paul B. Fay, Jr.

 By           /s/ Dale F. Frey             Director    March 27, 1997
     ____________________________________
                 Dale F. Frey

 By         /s/ Robert B. McLain           Director    March 27, 1997
     ____________________________________
               Robert B. McLain

 By         /s/ Anthony R. Moiso           Director    March 27, 1997
     ____________________________________
               Anthony R. Moiso

 By                                        Director
     ____________________________________
               Rudolph J. Munzer

 By         /s/ Frank E. O'Bryan           Director    March 27, 1997
     ____________________________________
               Frank E. O'Bryan

 By          /s/ Roslyn B. Payne           Director    March 27, 1997
     ____________________________________
                Roslyn B. Payne

 By        /s/ Virginia Ueberroth          Director    March 27, 1997
     ____________________________________
              Virginia Ueberroth

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                          DESCRIPTION                            PAGE
 -------                        -----------                        ------------
   (3)(a) Restated Articles of Incorporation of The First                S
           American Financial Corporation dated November 8,
           1989, incorporated by reference herein from Exhibit
           3.1 of Amendment No. 3, dated October 16, 1992, to
           Registration Statement on Form S-2
   (3)(b) Certificate of Amendment of Restated Articles of               S
           Incorporation of The First American Financial
           Corporation dated September 21, 1992, incorporated by
           reference herein from Exhibit 3.2 of Amendment No. 3,
           dated October 16, 1992, to Registration Statement on
           Form S-2
   (3)(c) Bylaws, as amended                                             S
   (4)(a) Amendment and Restatement dated as of April 28, 1993,          S
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Amendment No.
           1, dated July 26, 1993, to Quarterly Report on Form
           10-Q for the quarter ended March 31, 1993
   (4)(b) Amendment No. 1 dated as of March 31, 1994, to                 S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Exhibit (4) of
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1994
   (4)(c) Amendment No. 2 dated as of November 22, 1994, to              S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Exhibit (4) of
           Current Report on Form 8-K dated December 14, 1994
   (4)(d) Amendment No. 3 dated as of March 31, 1995, to                 S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992,
           incorporated by reference herein from Exhibit (4) of
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1995
   (4)(e) Amendment No. 4 dated as of June 1, 1995, to Amendment         S
           and Restatement dated as of April 28, 1993, of Credit
           Agreement dated as of April 21, 1992, incorporated by
           reference herein from Exhibit (4) of Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1995
   (4)(f) Amendment No. 5 dated as of February 16, 1996, to              S
           Amendment and Restatement dated as of April 28, 1993,
           of Credit Agreement dated as of April 21, 1992
 *(10)(a) Description of Stock Bonus Plan, as amended,                   S
           incorporated by reference herein from Exhibit 10(a)
           of Annual Report on Form 10-K for the fiscal year
           ended December 31, 1992
 *(10)(b) Executive Supplemental Benefit Plan dated April 10,            S
           1986, and Amendment No. 1 thereto dated October 1,
           1986, incorporated by reference herein from
           Exhibit (10)(b) of Annual Report on Form 10-K for the
           fiscal year ended December 31, 1988
 *(10)(c) Amendment No. 2, dated March 22, 1990, to Executive            S
           Supplemental Benefit Plan, incorporated by reference
           herein from Exhibit (10) (c) of Annual Report on
           Form 10-K for the fiscal year ended December 31, 1989
 *(10)(d) Management Supplemental Benefit Plan dated July 20,            S
           1988, incorporated by reference herein from Exhibit
           (10) of Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1992
 *(10)(e) Pension Restoration Plan (effective as of January 1,           S
           1994)
 *(10)(f) 1996 Stock Option Plan, incorporated by reference              S
           herein from Exhibit 4 of Registration Statement on
           Form S-8 dated December 30, 1996
  (10)(g) Pledge Agreement dated as of April 27, 1992,                   S
           incorporated by reference herein from Exhibit (2) of
           Current Report on Form 8-K dated May 8, 1992
 (21)     Subsidiaries of the registrant                                 S
 (23)     Consent of Independent Accountants                             S
 (27)     Financial Data Schedule                                        S