Form 10-Q
period 1997-03-31
FIRST AMERICAN FINANCIAL CORP
filed 1997-05-15
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                 -----------------------------------------------

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file number  0-3658
                        -------------------------------------------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Incorporated in California                      95-1068610
---------------------------------------------       -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
         or organization)                           Identification No.)

  114 East Fifth Street, Santa Ana, California             92701-4699
--------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

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

Yes   X    No
     ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  11,599,548 as of May 12, 1997

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

Date:  May 14, 1997

Part I:  Financial Information

Item 1.  Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------
                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                         For the Three Months Ended
                                                                  March 31
                                                    ----------------------------------
                                                          1997                1996
                                                    ------------------   -------------
REVENUES
  Operating revenues                                $      376,425,000   $ 340,879,000
  Investment and other income                                6,452,000       6,497,000
                                                    ------------------   -------------
                                                           382,877,000     347,376,000
                                                    ------------------   -------------
EXPENSES
  Salaries and other personnel costs                       140,787,000     120,240,000
  Premiums retained by agents                              122,193,000     109,872,000
  Other operating expenses                                  84,470,000      73,464,000
  Provision for title losses and other claims               18,592,000      18,975,000
  Depreciation and amortization                              6,475,000       4,449,000
  Interest                                                   1,122,000       1,229,000
  Minority interests                                           311,000         620,000
                                                    ------------------   -------------
                                                           373,950,000     328,849,000
                                                    ------------------   -------------

Income before premium and income taxes                       8,927,000      18,527,000
Premium taxes                                                4,161,000       3,545,000
                                                    ------------------   -------------
Income before income taxes                                   4,766,000      14,982,000
Income taxes                                                 1,900,000       6,400,000
                                                    ------------------   -------------

Net income                                          $        2,866,000   $   8,582,000
                                                    ==================   =============

Net income per share                                $              .25   $         .75
                                                    ==================   =============
Cash dividends per share                            $              .18   $         .15
                                                    ==================   =============

Weighted average number of shares                           11,567,000      11,428,000
                                                    ==================   =============


                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                             March 31, 1997            December 31, 1996
                                                             --------------            -----------------
ASSETS
 Cash and cash equivalents                                     $140,139,000                 $173,439,000
                                                             --------------            -----------------
 Accounts and accrued income receivable, net                     88,047,000                   89,355,000
                                                             --------------            -----------------
 Income taxes receivable                                            464,000
                                                             --------------
 Investments:
   Deposits with savings and loan associations and banks         19,558,000                   21,674,000
   Debt securities                                              122,928,000                  130,576,000
   Equity securities                                              8,889,000                    8,517,000
   Other long-term investments                                   32,059,000                   30,414,000
                                                             --------------             ----------------
                                                                183,434,000                  191,181,000
                                                             --------------             ----------------
 Loans receivable                                                56,531,000                   54,256,000
                                                             --------------             ----------------
 Property and equipment, at cost                                230,075,000                  222,917,000
 Less- accumulated depreciation                                 (94,791,000)                 (92,451,000)
                                                             --------------             ----------------
                                                                135,284,000                  130,466,000
                                                             --------------             ----------------
 Title plants and other indexes                                  95,714,000                   94,226,000
                                                             --------------             ----------------
 Assets acquired in connection with claim settlements
  (net of valuation reserves of $9,260,000 and
   $10,278,000)                                                  21,952,000                   24,270,000
                                                             --------------             ----------------
 Deferred income taxes                                           36,826,000                   38,401,000
                                                             --------------             ----------------
 Goodwill and other intangibles, net                             89,874,000                   87,189,000
                                                             --------------             ----------------
 Deferred policy acquisition costs                               24,569,000                   24,753,000
                                                             --------------             ----------------
 Other assets                                                    83,635,000                   72,258,000
                                                             --------------             ----------------
                                                               $956,469,000                 $979,794,000
                                                             ==============             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Demand deposits                                              $  54,534,000                $  51,321,000
                                                             --------------             ----------------
 Accounts payable and accrued liabilities                       110,496,000                  130,325,000
                                                             --------------             ----------------
 Deferred revenue                                               102,789,000                  104,133,000
                                                             --------------             ----------------
 Reserve for known and incurred but not reported claims         244,578,000                  245,245,000
                                                             --------------             ----------------
 Income taxes payable                                                                         2,554,000
                                                                                        ----------------
 Notes and contracts payable                                     67,526,000                   71,257,000
                                                             --------------             ----------------
 Minority interests in consolidated subsidiaries                 22,231,000                   22,494,000
                                                             --------------             ----------------
 Commitments and contingencies
 Stockholders' equity:
  Preferred stock, $1 par value
   Authorized - 500,000 shares; outstanding - none
  Common stock, $1 par value
   Authorized - 24,000,000 shares
   Outstanding - 11,602,000 and 11,554,000 shares                11,602,000                   11,554,000
  Additional paid-in capital                                     51,289,000                   49,420,000
  Retained earnings                                             289,532,000                  288,754,000
  Net unrealized gain on securities                               1,892,000                    2,737,000
                                                             --------------             ----------------
                                                                354,315,000                  352,465,000
                                                             --------------             ----------------
                                                               $956,469,000                 $979,794,000
                                                             ==============             ================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                             For the Three Months Ended
                                                                                                      March  31
                                                                                   ----------------------------------------------
                                                                                          1997                      1996
                                                                                   --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                              $    2,866,000              $  8,582,000
 Adjustments to reconcile net income to cash (used for) provided by operating activities-
    Provision for title losses and other claims                                              18,592,000                18,975,000
    Depreciation and amortization                                                             6,475,000                 4,449,000
    Minority interests in net income                                                            311,000                   620,000
    Other, net                                                                               (1,040,000)                 (784,000)
 Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
    Claims paid, including assets acquired, net of recoveries                               (16,953,000)              (19,859,000)
    Net change in income tax accounts                                                        (1,044,000)                2,991,000
    Decrease (increase) in accounts and accrued income receivable                             1,753,000                (4,937,000)
    Decrease in accounts payable and accrued liabilities                                    (22,421,000)               (2,760,000)
    Decrease in deferred revenue                                                             (1,344,000)               (2,761,000)
    Other, net                                                                               (9,151,000)               (2,057,000)
                                                                                   --------------------      --------------------
 Cash (used for) provided by operating activities                                           (21,956,000)                2,459,000
                                                                                   --------------------      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash effect of company acquisitions                                                     (2,337,000)               (1,548,000)
 Net decrease (increase) in deposits with banks                                               2,116,000                (2,272,000)
 Net increase in loans receivable                                                            (2,275,000)               (2,633,000)
 Purchases of debt and equity securities                                                     (9,155,000)              (18,207,000)
 Proceeds from sales of debt and equity securities                                            8,624,000                15,326,000
 Proceeds from maturities of debt securities                                                  6,504,000                 1,013,000
 Net decrease in other investments                                                              369,000                   257,000
 Capital expenditures                                                                        (9,853,000)               (6,940,000)
 Proceeds from sale of property and equipment                                                   548,000                   638,000
                                                                                   --------------------      --------------------
 Cash used for investing activities                                                          (5,459,000)              (14,366,000)
                                                                                   --------------------      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in demand deposits                                                                3,213,000                 1,408,000
 Repayment of debt                                                                           (6,742,000)               (4,597,000)
 Purchase of Company shares                                                                    (268,000)                  (28,000)
 Cash dividends                                                                              (2,088,000)               (1,719,000)
                                                                                   --------------------      --------------------
 Cash used for financing activities                                                          (5,885,000)               (4,936,000)
                                                                                   --------------------      --------------------
Net decrease in cash and cash equivalents                                                   (33,300,000)              (16,843,000)

Cash and cash equivalents - Beginning of year                                               173,439,000               145,902,000
                                                                                   --------------------      --------------------
                          - End of first quarter                                        $   140,139,000              $129,059,000
                                                                                   ====================      ====================
SUPPLEMENTAL INFORMATION:
 Cash paid during the first quarter for:
    Interest                                                                            $     1,056,000              $  1,209,000
    Premium taxes                                                                       $     6,505,000              $  3,529,000
    Income taxes                                                                        $     4,197,000              $  2,937,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                                  $     2,185,000              $  1,271,000
    Liabilities incurred in connection with company acquisitions                        $     3,011,000              $  4,393,000
    Net unrealized loss on securities                                                   $      (845,000)             $ (1,134,000)


                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)



Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Any statements in this report looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; and the demand for and the acceptance of the Company's products. This report should be read in conjunction with the Company's 1996 Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Subsequent Event
-------------------------

On April 22, 1997, the Company issued and sold $100 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust I. For financial reporting purposes, the securities will be presented in the consolidated balance sheet of the Company as a separate line item directly above stockholders' equity under the caption "Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Deferrable Interest Debentures." Distributions payable on the securities will be included as interest expense in the Company's consolidated income statement.

The Company expects to use the proceeds from the sale of these 15-year securities for repayment in full of the variable rate indebtedness portion of its amended credit agreement, the financing of possible acquisitions and general corporate purposes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


RESULTS OF OPERATIONS

Three months ended March 31:

OVERVIEW

Mortgage interest rates, which began to increase in the second quarter 1994, peaked in January of 1995 and decreased throughout the remainder of that year and into 1996, helped by an easing of monetary policy by the Federal Reserve Board. Increased refinance activity together with an improvement in residential resale transactions (including the beginnings of a modest housing recovery in California), contributed to a strong first quarter 1996. A favorable real estate economy continued throughout the remainder of 1996 and into the first quarter 1997, resulting in record revenues and strong profits for the Company for 1996 and relatively strong revenues for the first quarter 1997. However, first quarter 1997 profits were adversely affected by the need for title operations to maintain staffing levels, which had gradually increased throughout 1996, in order to service relatively strong residential resale orders scheduled for closing in the second quarter 1997. Furthermore, the Company's information services operations experienced higher overhead as they integrated recent acquisitions and transitioned new accounts to their systems. Net income for the first quarter 1997 was $2.9 million, or $0.25 per share, as compared with $8.6 million, or $0.75 per share, for the same period of the prior year.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                                 Three Months Ended
                                                      March 31
                                         ------------------------------------
                                                       ($000)
                                           1997        %       1996      %
                                         --------  -------  --------  -------
Title Insurance:
   Direct operations                     $147,674       39  $137,490       40
   Agency operations                      152,106       40   136,364       40
                                         --------  -------  --------  -------
                                          299,780       79   273,854       80
Real Estate Information                    62,047       17    54,394       16
Home Warranty                              10,068        3     8,739        3
Trust and Banking                           4,530        1     3,892        1
                                         --------  -------  --------  -------
   Total                                 $376,425      100  $340,879      100
                                         ========  =======  ========  =======

Title Insurance. Operating revenues from direct title operations increased 7.4% when compared with the same period of the prior year. This increase was primarily attributable to an increase in the average revenues per order closed as well as an increase in the number of title orders closed by the Company's direct operations. The average revenues per order closed were $814 for the current three month period, as compared with $774 for the same period of the prior year. This increase was primarily due to an increased mix of residential resale activity. The Company's direct operations closed 181,500 title orders during the current quarter, as compared with 177,600 title orders closed during the same period of the prior year. This increase was primarily due to the factors mentioned above, as well as an increase in the Company's national market share. Operating revenues from agency operations increased 11.5% when compared with the same period of the prior year. This increase was primarily due to the same factors affecting direct operations mentioned above, compounded by the inherent delay in reporting by agents.

Real Estate Information. Real estate information operating revenues increased 14.1% when compared with the same period of the prior year. This increase was primarily attributable to $7.8 million of operating revenues contributed by new acquisitions.

Home Warranty. Home warranty operating revenues increased 15.2% when compared with the same period of the prior year. This increase was primarily attributable to improvements in the residential resale markets in which this business segment operates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (continued)
-------------------------


INVESTMENT AND OTHER INCOME

Investment and other income totaled $6.5 million for both the first quarter 1997 and 1996. This was primarily attributable to a relatively unchanged average investment portfolio balance.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $108.8 million, an increase of 14.4% when compared with the same period of the prior year. This increase was primarily due to a 7% increase in staffing levels in order to service the more labor intensive residential resale transactions (as opposed to a predominate refinance mix in the same period of the prior year), modest salary increases and $1.7 million related to acquisition activity.

Agents retained $122.2 million, or 80.3%, and $109.9 million, or 80.6%, of the title premiums generated by agency operations for the first quarter 1997 and 1996, respectively. The percentage of title premiums retained by agents varies from region to region. Accordingly, the geographical mix of revenues from agency operations accounts for the variation in the percentage amount of title premiums retained by agents.

Other operating expenses were $53.7 million, an increase of 7.8% when compared with the same period of the prior year. This increase was primarily attributable to the impact of certain incremental costs associated with processing the increase in title orders closed during the current quarter, marginal price level increases and $1.0 million related to acquisition activity.

The provision for title losses as a percentage of title insurance operating revenues was 3.8% for the current quarter and 4.9% for the same period of the prior year. The decrease in the current quarter was primarily due to an ongoing improvement in the Company's loss experience.

Real Estate Information. Real estate information personnel and other operating expenses were $51.6 million, an increase of 34.7% when compared with the same period of the prior year. This increase was primarily due to $12.9 million of costs associated with new acquisitions, as well as slightly higher overhead costs attributable to the integration of the new acquisitions and transitioning new accounts to their systems.

Home Warranty. Home warranty personnel and other operating expenses were $3.2 million, an increase of 20.1% when compared with the same period of the prior year. This increase was primarily attributable to costs incurred servicing the increased business volume and expansion into other states. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 58.2% and 51.7% for the first quarter 1997 and 1996, respectively. The increase in loss ratio was primarily due to an increase in the average number of claims per contract resulting from extended coverage on its warranties.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (continued)
----------------------


PRETAX PROFITS

Set forth below is a summary of pretax profits for each of the Company's segments.

                                                 Three Months Ended
                                                      March 31
                                         ------------------------------------
                                                       ($000)
                                           1997        %       1996      %
                                         --------  -------  --------  -------
Title Insurance                          $  3,935       27  $  8,159       33
Real Estate Information                     7,823       54    13,782       55
Home Warranty                               1,805       13     2,288        9
Trust and Banking                             915        6       779        3
                                         --------  -------  --------  -------
   Total before corporate                  14,478      100    25,008      100
                                                   =======            =======
Corporate                                  (5,551)            (6,481)
                                         --------           --------
   Total                                 $  8,927           $ 18,527
                                         ========           ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increase.

PREMIUM TAXES

Premium taxes were $4.2 million and $3.5 million for the first quarter 1997 and 1996, respectively. Premium taxes as a percentage of title insurance operating revenues remained relatively constant at approximately 1.3%.

INCOME TAXES

The effective income tax rate was 39.9% for the current quarter and 42.7% for the same period of the prior year. The decrease in effective rate was primarily attributable to a decrease in state income taxes resulting from the Company's non-insurance subsidiaries decrease in pretax profits.

NET INCOME

Net income for the current quarter was $2.9 million, or $0.25 per share, compared with net income of $8.6 million, or $0.75 per share.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (continued)
----------------------

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $33.3 million and $16.8 million for the three months ended March 31, 1997 and 1996, respectively. The decrease for the current period was primarily attributable to cash used for operating activities, capital expenditures and repayment of debt. The decrease in the prior year period was primarily due to capital expenditures and repayment of debt.

Notes and contracts payable as a percentage of total capitalization decreased to 15.2% at March 31, 1997, from 16.0% at December 31, 1996. The decrease was primarily due to the reduction of indebtedness.

On April 22, 1997, the Company issued and sold $100 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust I. The Company expects to use the proceeds from the sale
of these   15-year securities for repayment in full of the variable rate indebtedness portion of its amended credit agreement, the financing of possible acquisitions and general corporate purposes. See Note 2 to these Condensed Consolidated Financial Statements for further detail.

Part II:  Other Information
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) The annual meeting of shareholders (the "Meeting") of The First American Financial Corporation (the "Company") was held on Thursday, April 24, 1997.

     (b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.

         Name of Nominee                                  Votes For                      Votes Withheld
         ---------------                                   ---------                      --------------
         George L. Argyros                                9,252,485                             19,471
         Gary J. Beban                                    9,250,488                             21,268
         J. David Chatham                                 9,252,291                             19,665
         William G. Davis                                 8,642,217                            627,850
         James L. Doti                                    9,251,114                             20,842
         Lewis W. Douglas, Jr.                            9,252,182                             19,774
         Paul B. Fay, Jr.                                 9,252,137                             19,819
         Dale F. Frey                                     9,251,649                             20,107
         D. P. Kennedy                                    9,252,760                             19,196
         Parker S. Kennedy                                9,251,680                             20,276
         Robert B. McLain                                 9,253,198                             18,758
         Anthony R. Moiso                                 9,252,783                             19,173
         R. J. Munzer                                     8,685,659                            586,020
         Frank E. O'Bryan                                 9,252,291                             19,665
         Roslyn B. Payne                                  9,242,818                             20,543
         Virginia M. Ueberroth                            9,253,083                             18,665

     (c) At the Meeting, the holders of a majority of the Company's Common shares voted "FOR" the proposal to approve the Company's 1997 Directors Stock Plan. The results of the voting of this proposal are set forth below.

         Votes For      Votes Against      Votes Withheld    Broker Nonvotes
         ---------      -------------      --------------    ---------------
         8,797,602      394,877            79,477            136,709

         No other matters were voted upon at the Meeting or during the quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)   Exhibits

               (10) The First American Financial Corporation 1997 Directors
                    Stock Plan, incorporated by reference herein from definitive Proxy Statement dated March 27, 1997.

               (27) Financial Data Schedule.

         (b)  Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarterly period covered by this report.