Form 10-Q
period 1997-06-30
FIRST AMERICAN FINANCIAL CORP
filed 1997-08-14
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                 -------------

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission file number     0-3658
                       --------------------------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


              Incorporated in California                  95-1068610
              --------------------------              ------------------
  (State or other jurisdiction of incorporation        (I.R.S. Employer
                   or organization)                   Identification No.)


      114 East Fifth Street, Santa Ana, California         92701-4699
     -------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                 (714)558-3211
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes    X          No
    --------        ----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
    --------        ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  - 11,565,413 as of August 6, 1997

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


Date:  August 13, 1997

Part I:  Financial Information
         ---------------------
Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                    For the Three Months Ended              For the Six Months Ended
                                                               June 30                               June 30
                                                -----------------------------------     ----------------------------------
                                                      1997               1996                 1997               1996
                                                ---------------     ---------------     ---------------     ---------------
Revenues
  Operating revenues                            $   443,447,000     $   404,878,000     $   819,872,000     $   745,757,000
  Investment and other income                         6,927,000           8,496,000          13,379,000          14,993,000
                                                ---------------     ---------------     ---------------     ---------------
                                                    450,374,000         413,374,000         833,251,000         760,750,000
                                                ---------------     ---------------     ---------------     ---------------
Expenses
  Salaries and other personnel costs                157,812,000         132,742,000         298,599,000         252,982,000
  Premiums retained by agents                       128,962,000         128,218,000         251,155,000         238,090,000
  Other operating expenses                           96,198,000          84,011,000         180,668,000         157,475,000
  Provision for title losses and other claims        22,457,000          23,488,000          41,049,000          42,463,000
  Depreciation and amortization                       6,647,000           5,558,000          13,122,000          10,007,000
  Interest                                            2,538,000           1,281,000           3,660,000           2,510,000
  Minority interests                                    983,000             864,000           1,294,000           1,484,000
                                                ---------------     ---------------     ---------------     ---------------
                                                    415,597,000         376,162,000         789,547,000         705,011,000
                                                ---------------     ---------------     ---------------     ---------------
Income before premium and income taxes               34,777,000          37,212,000          43,704,000          55,739,000
Premium taxes                                         4,561,000           4,385,000           8,722,000           7,930,000
                                                ---------------     ---------------     ---------------     ---------------
Income before income taxes                           30,216,000          32,827,000          34,982,000          47,809,000
Income taxes                                         11,700,000          13,400,000          13,600,000          19,800,000
                                                ---------------     ---------------     ---------------     ---------------
Net income                                      $    18,516,000     $    19,427,000     $    21,382,000     $    28,009,000
                                                ===============     ===============     ===============     ===============
Net income per share                            $          1.60     $          1.70     $          1.85     $          2.45
                                                ===============     ===============     ===============     ===============
Cash dividends per share                        $           .18     $           .18     $           .36     $           .33
                                                ===============     ===============     ===============     ===============

Weighted average number of shares                    11,595,000          11,447,000          11,581,000          11,439,000
                                                ===============     ===============     ===============     ===============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                                    June 30, 1997    December 31, 1996
                                                                    -------------    -----------------
Assets
  Cash and cash equivalents                                         $  165,429,000     $173,439,000
                                                                    --------------     ------------
  Accounts and accrued income receivable, net                          115,514,000       89,355,000
                                                                    --------------     ------------
  Investments:
    Deposits with savings and loan associations and banks               29,875,000       21,674,000
    Debt securities                                                    138,647,000      130,576,000
    Equity securities                                                   10,366,000        8,517,000
    Other long-term investments                                         32,028,000       30,414,000
                                                                    --------------     ------------
                                                                       210,916,000      191,181,000
                                                                    --------------     ------------
  Loans receivable                                                      59,781,000       54,256,000
                                                                    --------------     ------------
  Property and equipment, at cost                                      242,952,000      222,917,000
  Less- accumulated depreciation                                       (98,521,000)     (92,451,000)
                                                                    --------------     ------------
                                                                       144,431,000      130,466,000
                                                                    --------------     ------------
  Title plants and other indexes                                        96,982,000       94,226,000
                                                                    --------------     ------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $10,199,000 and $10,278,000)           21,664,000       24,270,000
                                                                    --------------     ------------
  Deferred income taxes                                                 36,843,000       38,401,000
                                                                    --------------     ------------
  Goodwill and other intangibles, net                                  127,270,000       87,189,000
                                                                    --------------     ------------
  Deferred policy acquisition costs                                     24,472,000       24,753,000
                                                                    --------------     ------------
  Other assets                                                          92,143,000       72,258,000
                                                                    --------------     ------------
                                                                    $1,095,445,000     $979,794,000
                                                                    ==============     ============

Liabilities and Stockholders' Equity
  Demand deposits                                                   $   56,168,000     $ 51,321,000
                                                                    --------------     ------------
  Accounts payable and accrued liabilities                             152,269,000      130,325,000
                                                                    --------------     ------------
  Deferred revenue                                                     102,674,000      104,133,000
                                                                    --------------     ------------
  Reserve for known and incurred but not reported claims               246,925,000      245,245,000
                                                                    --------------     ------------
  Income taxes payable                                                   3,906,000        2,554,000
                                                                    --------------     ------------
  Notes and contracts payable                                           39,846,000       71,257,000
                                                                    --------------     ------------
  Minority interests in consolidated subsidiaries                       23,063,000       22,494,000
  Commitments and contingencies
  Guaranteed preferred beneficial interests in Company's
      junior subordinated deferrable interest debentures               100,000,000
                                                                    --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 24,000,000 shares
      Outstanding - 11,562,000 and 11,554,000 shares                    11,562,000       11,554,000
  Additional paid-in capital                                            49,634,000       49,420,000
  Retained earnings                                                    305,960,000      288,754,000
  Net unrealized gain on securities                                      3,438,000        2,737,000
                                                                    --------------     ------------
                                                                       370,594,000      352,465,000
                                                                    --------------     ------------
                                                                    $1,095,445,000     $979,794,000
                                                                    ==============     ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          For the Six Months Ended
                                                                                  June 30
                                                                         ----------------------------
                                                                             1997            1996
                                                                         ------------    ------------
Cash flows from operating activities:
 Net income                                                              $ 21,382,000    $ 28,009,000
 Adjustments to reconcile net income to cash provided by
  operating activities-
    Provision for title losses and other claims                            41,049,000      42,463,000
    Depreciation and amortization                                          13,122,000      10,007,000
    Minority interests in net income                                        1,294,000       1,484,000
    Other, net                                                               (434,000)       (640,000)
 Changes in assets and liabilities excluding effects of
  company acquisitions and noncash transactions-
    Claims paid, including assets acquired, net of recoveries             (36,775,000)    (39,077,000)
    Net change in income tax accounts                                       7,677,000      11,223,000
    Increase in accounts and accrued income receivable                    (13,877,000)    (19,878,000)
    (Decrease) increase in accounts payable and accrued liabilities       (12,503,000)     15,466,000
    Decrease in deferred revenue                                           (1,459,000)     (1,054,000)
    Other, net                                                            (17,693,000)     (7,554,000)
                                                                         ------------    ------------
 Cash provided by operating activities                                      1,783,000      40,449,000
                                                                         ------------    ------------
Cash flows from investing activities:
 Net cash effect of company acquisitions                                  (28,505,000)     (3,306,000)
 Net increase in deposits with banks                                       (8,201,000)     (5,458,000)
 Net increase in loans receivable                                          (5,525,000)     (5,356,000)
 Purchases of debt and equity securities                                  (40,963,000)    (40,365,000)
 Proceeds from sales of debt and equity securities                         21,691,000      33,451,000
 Proceeds from maturities of debt securities                               10,427,000       8,031,000
 Net decrease in other investments                                            366,000         147,000
 Capital expenditures                                                     (21,023,000)    (12,474,000)
 Proceeds from sale of property and equipment                                 569,000       1,092,000
                                                                         ------------    ------------
 Cash used for investing activities                                       (71,164,000)    (24,238,000)
                                                                         ------------    ------------
Cash flows from financing activities:
 Net change in demand deposits                                              4,847,000       3,833,000
 Proceeds from the issuance of junior subordinated
  deferrable interest debentures                                          100,000,000
 Repayment of debt                                                        (37,337,000)     (9,330,000)
 Purchase of Company shares                                                (2,245,000)       (348,000)
 Cash dividends                                                            (4,176,000)     (3,784,000)
 Proceeds from exercise of employee stock options                             282,000
                                                                         ------------    ------------
 Cash provided by (used for) financing activities                          61,371,000      (9,629,000)
                                                                         ------------    ------------
Net (decrease) increase in cash and cash equivalents                       (8,010,000)      6,582,000
Cash and cash equivalents - Beginning of year                             173,439,000     145,902,000
                                                                         ------------    ------------
                          - End of first half                            $165,429,000    $152,484,000
                                                                         ============    ============
Supplemental information:
 Cash paid during the first half for:
  Interest                                                               $  2,088,000    $  2,729,000
  Premium taxes                                                          $ 10,243,000    $  7,149,000
  Income taxes                                                           $  7,197,000    $  8,760,000
 Noncash investing and financing activities:
  Shares issued for stock bonus plan                                     $  2,185,000    $  1,287,000
  Liabilities incurred in connection with company acquisitions           $ 40,184,000    $ 11,311,000
  Net unrealized gain (loss) on securities                               $    701,000    $ (2,662,000)

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



Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Any statements in this report looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; and the demand for and acceptance of the Company's products. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Junior Subordinated Deferrable Interest Debentures
-----------------------------------------------------------

On April 22, 1997, the Company issued and sold $100 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust I. For financial reporting purposes, the securities are presented in the consolidated balance sheet of the Company as a separate line item directly above stockholders' equity under the caption "Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Deferrable Interest Debentures." Distributions payable on the securities are included as interest expense in the Company's consolidated income statement. The Company has used a portion of the proceeds from the sale of these 15-year securities to repay in full the variable rate indebtedness portion of its amended credit agreement, to finance certain acquisitions and for general corporate purposes.


Note 3 - Company Acquisition
----------------------------

On May 13, 1997, the Company acquired all of the operations of Strategic Mortgage Services, Inc. (SMS) other than SMS' flood zone certification business. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition.

Note 4 - Subsequent Event
-------------------------

On July 29, 1997, the Company amended its credit facility to provide for a more favorable pricing option, an increased line of credit and the elimination or relaxation of certain covenants. The line of credit has been increased from $30.0 million to $75.0 million and is currently unused.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------


RESULTS OF OPERATIONS

Three and six months ended June 30:

OVERVIEW

Mortgage interest rates, which began to increase in the second quarter 1994, peaked in January of 1995 and decreased throughout the remainder of that year and into 1996, helped by an easing of monetary policy by the Federal Reserve Board. This, together with an improved real estate economy (including the beginnings of a modest recovery in California and an increase in refinance activity), contributed to a relatively strong first quarter 1996. These favorable conditions continued throughout 1996 and into 1997, resulting in strong revenues and profits for the Company for 1996, relatively strong revenues for the first quarter 1997 and record revenues for the second quarter 1997. However, profits for the first and second quarters of 1997 were adversely affected by the need for title operations to maintain staffing levels in order to service the record number of title orders opened during the current six month period. Furthermore, the Company's information services operations experienced higher overhead as it integrated acquisitions and added new customers to its systems and continued to build and refine its framework to respond to the present and future needs of its customers. Net income for the second quarter 1997 was $18.5 million, or $1.60 per share, as compared with $19.4 million, or $1.70 per share, for the same period of the prior year.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.


                               Three Months Ended                         Six Months Ended
                                    June 30                                    June 30
                        ---------------------------------        ----------------------------------
                                    ($000)                                    ($000)
                          1997     %       1996       %            1997       %      1996       %
                        --------  ---     --------   ----        ---------  -----   ---------  ---
Title Insurance:
  Direct Operations     $186,876   42     $166,748    41         $334,550      41   $304,238    41
  Agency Operations      160,660   36      158,104    39          312,766      38    294,468    39
                        --------  ---     --------   ---         --------     ---   --------   ---
                         347,536   78      324,852    80          647,316      79    598,706    80
Real Estate Information   79,656   18       66,265    16          141,703      17    120,659    16
Home Warranty             11,214    3        9,761     3           21,282       3     18,500     3
Trust and Banking          5,041    1        4,000     1            9,571       1      7,892     1
                        --------  ---     --------   ---         --------     ---   --------   ---
   Total                $443,447  100     $404,878   100         $819,872     100   $745,757   100
                        ========  ===     ========   ===         ========     ===   ========   ===

Title Insurance. Operating revenues from direct title operations increased 12.1% and 10.0% for the three and six months ended June 30, 1997, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increase in the number of title orders closed by the Company's direct operations, as well as an increase in the average revenues per order closed. The Company's direct operations closed 229,300 and 410,800 title orders during the three and six months ended June 30,1997, respectively, representing increases of 9.6% and 6.2% when compared with the same periods of the prior year. These increases were due in large part to the factors mentioned above, primarily the resurgence of real estate activity in California, a state heavily concentrated with direct operations, as well as increases in the Company's national market share. The average revenues per order closed were $815 and $814 for the three and six months ended June 30, 1997, respectively, increases of 2.3% and 3.4% when compared with $797 and $787 for the same periods of the prior year. These increases were primarily due to an increased mix of residential resale and commercial activity. Operating revenues from agency operations increased 1.6% and 6.2% for the three and six months ended June 30, 1997, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct operations mentioned above, compounded by the inherent delay in reporting by agents.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations (continued)
-------------------------


Real Estate Information. Real estate information operating revenues increased 20.2% and 17.4% for the three and six months ended June 30, 1997, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to $13.1 million and $18.9 million of operating revenues contributed by new acquisitions for the respective periods.

Home Warranty. Home warranty operating revenues increased 14.9% and 15.0% for the three and six months ended June 30, 1997, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to improvements in the residential resale markets in which this business segment operates.

INVESTMENT AND OTHER INCOME

Investment and other income decreased 18.5% and 10.8% for the three and six months ended June 30, 1997, respectively, when compared with the same periods of the prior year. These decreases were primarily attributable to $0.5 million of investment losses realized in the current three month period, as compared with investment gains of $2.2 million realized in the same period of the prior year, offset in part by an increase in equity in earnings of unconsolidated subsidiaries and increased investment portfolio yields.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $120.3 million and $229.1 million for the three and six months ended June 30, 1997, respectively, increases of 16.7% and 15.6% when compared with the same periods of the prior year. These increases were primarily due to costs incurred servicing the high number of more labor intensive residential resale transactions processed during the current three and six month periods (as opposed to a predominate refinance mix in the same periods of the prior year). Also contributing to the increases were $4.0 million and $5.7 million of costs incurred for the three and six months ended June 30, 1997, respectively, related to acquisition activity and modest salary increases.

Agents retained $129.0 million and $251.2 million of title premiums generated by agency operations for the three and six months ended June 30, 1997, respectively, which compares with $128.2 million and $238.1 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.3% to 81.1% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $58.6 million and $112.3 million for the three and six months ended June 30, 1997, respectively, increases of 5.8% and 6.7% when compared with the same periods of the prior year. These increases were primarily attributable to the impact of certain incremental costs associated with processing the increase in title order volume experienced during the respective periods.

The provision for title losses as a percentage of title insurance operating revenues was 3.9% for the six months ended June 30, 1997, and 5.1% for the same period of the prior year. The decrease for the current period was primarily due to an ongoing improvement in the Company's loss experience.

Real Estate Information. Real estate information personnel and other operating expenses were $62.7 million and $114.3 million for the three and six months ended June 30, 1997, respectively, increases of 31.5% and 32.9% when compared with the same periods of the prior year. These increases were primarily due to $11.0 million and $23.9 million of costs associated with new acquisitions, as well as slightly higher overhead costs attributable to the integration of the new acquisitions and transitioning new accounts to their systems.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations (continued)
-------------------------


Home Warranty. Home warranty personnel and other operating expenses were $3.2 million and $6.4 million for the three and six months ended June 30, 1997, respectively, increases of 14.2% and 17.1% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume and expansion into new territories. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 56.9% and 53.2% for the six months ended June 30, 1997 and 1996, respectively. The increase in loss ratio was primarily due to an increase in the average number of claims per contract.

PRETAX PROFITS

Set forth below is a summary of pretax profits for each of the Company's segments.


                                Three Month Ended                Six Months Ended
                                      June 30                         June 30
                            ----------------------------   ------------------------------
                                      ($000)                          ($000)
                               1997    %      1996    %      1997      %     1996      %
                            --------  ---   -------  ---   --------   ---   -------   ---
Title Insurance             $25,766    61   $23,581   54     29,701    52   $ 31,740   46
Real Estate Information      13,144    31    16,628   38     20,967    37     30,410   45
Home Warranty                 2,677     6     2,399    6      4,482     8      4,687    7
Trust and Banking               937     2       838    2      1,852     3      1,617    2
                            -------   ---   -------  ---    -------   ---   --------  ---
  Total before corporate     42,524   100    43,446  100     57,002   100     68,454  100
                                      ===            ===              ===             ===
Corporate                    (7,747)         (6,234)        (13,298)         (12,715)
                            -------         -------        --------         --------
   Total                    $34,777         $37,212        $ 43,704         $ 55,739
                            ========        =======        ========         ========

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


PREMIUM TAXES

Premium taxes were $8.7 million and $7.9 million for the six months ended June 30, 1997 and 1996, respectively. Premium taxes as a percentage of title insurance operating revenues remained relatively constant at 1.3%.

INCOME TAXES

The effective income tax rate was 38.9% for the six months ended June 30, 1997, and 41.4% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes, as well as a decrease in state income taxes resulting from the Company's non-insurance subsidiaries decrease in pretax profits.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations (continued)
-------------------------


NET INCOME

Net income for the three and six months ended June 30, 1997, was $18.5 million, or $1.60 per share, and $21.4 million, or $1.85 per share, respectively. Net income for the three and six months ended June 30, 1996, was $19.4 million, or $1.70 per share, and $28.0 million, or $2.45 per share, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $8.0 million and increased $46.6 million for the six months ended June 30, 1997 and 1996, respectively.
The decrease for the current year period was primarily attributable to the cash effect of company acquisitions, the net purchases of debt and equity securities, capital expenditures and the repayment of debt, offset in part by the proceeds from the issuance of junior subordinated debentures. The increase for the prior year period was primarily due to cash provided by operating activities, offset in part by capital expenditures and the repayment of debt.

Effective July 29, 1997, the Company amended its bank credit agreement (see Note
4). The amendment relaxes or eliminates certain covenants and provides for a $75.0 million line of credit which is currently unused.

Notes and contracts payable as a percentage of total capitalization decreased to 7.5% at June 30, 1997, from 16.0% at December 30, 1996. This decrease was primarily due to a $100.0 million increase in total capitalization as a result of the Company's junior subordinated deferrable interest debentures (see Note
2), as well as $31.4 million net reduction of debt.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds and from the remaining proceeds of the junior subordinated debentures.

Part II:    Other Information
            -----------------

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)  Exhibits

                (4.1) Amendment No. 6 dated as of April 1, 1997 to the Amendment and Restatement dated as of April 28, 1993 of Credit Agreement dated as of April 21, 1992.

                (4.2)  Junior Subordinated Indenture dated as of April 22, 1997.

                (4.3) Amended and Restated Declaration of Trust dated as of April 22, 1997.

                (4.4) Amended and Restated Credit Agreement dated as of July 29, 1997 of Credit Agreement dated as of April 21, 1992.

                (10.1) First American Capital Trust I Registration Rights
                       Agreement dated as of April 22, 1997.

                (10.2) Guarantee Agreement dated as of April 22, 1997.

                (10.3) Purchase Agreement dated as of April 17, 1997.

                (27)   Financial Data Schedule

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarterly period covered by this report.

                                 EXHIBIT INDEX



      Exhibit No.     Description
      -----------     ------------

          (4.1) Amendment No. 6 dated as of April 1, 1997 to the Amendment and Restatement dated as of April 28, 1993 of Credit
                      Agreement dated as of April 21, 1992.

          (4.2)       Junior Subordinated Indenture dated as of April 22, 1997.

          (4.3) Amended and Restated Declaration of Trust dated as of April 22, 1997.

          (4.4)       Amended and Restated Credit Agreement dated as of July 29,
                      1997 of Credit Agreement dated as of April 21, 1992.

          (10.1)      First American Capital Trust I Registration Rights
                      Agreement dated as of April 22, 1997.

          (10.2)      Guarantee Agreement dated as of April 22, 1997.

          (10.3)      Purchase Agreement dated as of April 17, 1997.

          (27)        Financial Data Schedule
