Form 10-Q
period 1997-09-30
FIRST AMERICAN FINANCIAL CORP
filed 1997-11-14
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 1997
                                               ------------------
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission file number  0-3658
                                               ------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
      -------------------------------------------------------------------
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

Yes [_]    No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  - 11,571,748 as of November 10, 1997

                        INFORMATION INCLUDED IN REPORT
                        ------------------------------


Part I:  Financial Information
Item 1.  Financial Statements
         A. Condensed Consolidated Statements of Income
         B. Condensed Consolidated Balance Sheets
         C. Condensed Consolidated Statements of Cash Flows
         D. Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II: Other Information
Item 2.  Changes in Securities and Use of Proceeds
Item 6.  Exhibits and Reports on Form 8-K
         Items 1, 3-5 have been omitted because they are not applicable with respect to the current reporting period.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE FIRST AMERICAN FINANCIAL CORPORATION
                               -------------------------------------------------
                                                  (Registrant)



                               /s/  Thomas A. Klemens
                               -------------------------------------------------
                               Thomas A. Klemens
                               Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly
                               Authorized to Sign on Behalf of Registrant)


Date:  November 13, 1997

Part I: Financial Information
        ---------------------

Item 1. Financial Statements
        --------------------


                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                For the Three Months Ended          For the Nine Months Ended
                                                       September 30                       September 30
                                               -----------------------------     -------------------------------
                                                    1997            1996              1997             1996
                                               -------------    ------------     --------------   --------------
Revenues
  Operating revenues                            $495,181,000    $405,522,000     $1,315,053,000   $1,151,279,000
  Investment and other income                      6,667,000       5,782,000         20,046,000       20,775,000
                                                ------------    ------------     --------------   --------------
                                                 501,848,000     411,304,000      1,335,099,000    1,172,054,000
                                                ------------    ------------     --------------   --------------
Expenses
  Salaries and other personnel costs             168,434,000     132,887,000        467,033,000      385,869,000
  Premiums retained by agents                    144,959,000     134,766,000        396,114,000      372,856,000
  Other operating expenses                       115,229,000      82,786,000        295,897,000      240,261,000
  Provision for title losses and other claims     24,540,000      25,025,000         65,589,000       67,488,000
  Depreciation and amortization                    6,976,000       5,879,000         20,098,000       15,886,000
  Interest                                         3,312,000       1,273,000          6,972,000        3,783,000
  Minority interests                                 993,000         667,000          2,287,000        2,151,000
                                                ------------    ------------     --------------   --------------
                                                 464,443,000     383,283,000      1,253,990,000    1,088,294,000
                                                ------------    ------------     --------------   --------------

Income before premium and income taxes            37,405,000      28,021,000         81,109,000       83,760,000
Premium taxes                                      3,833,000       4,452,000         12,555,000       12,382,000
                                                ------------    ------------     --------------   --------------
Income before income taxes                        33,572,000      23,569,000         68,554,000       71,378,000
Income taxes                                      13,000,000       9,800,000         26,600,000       29,600,000
                                                ------------    ------------     --------------   --------------

Net income                                      $ 20,572,000    $ 13,769,000     $   41,954,000   $   41,778,000
                                                ============    ============     ==============   ==============

Net income per share                            $       1.77    $       1.20     $         3.62   $         3.65
                                                ============    ============     ==============   ==============

Cash dividends per share                        $        .20    $        .18     $          .56   $          .51
                                                ============    ============     ==============   ==============


Weighted average number of shares                 11,564,000      11,443,000         11,575,000       11,440,000
                                                ============    ============     ==============   ==============


                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                          September 30, 1997  December 31, 1996
                                                          ------------------  -----------------
Assets
  Cash and cash equivalents                                 $  170,561,000       $173,439,000
                                                            --------------       ------------
  Accounts and accrued income receivable, net                  122,395,000         89,355,000
                                                            --------------       ------------
  Investments:
    Deposits with savings and loan associations and banks       32,466,000         21,674,000
    Debt securities                                            135,895,000        130,576,000
    Equity securities                                           10,900,000          8,517,000
    Other long-term investments                                 35,078,000         30,414,000
                                                            --------------       ------------
                                                               214,339,000        191,181,000
                                                            --------------       ------------
  Loans receivable                                              61,926,000         54,256,000
                                                            --------------       ------------
  Property and equipment, at cost                              261,319,000        222,917,000
  Less- accumulated depreciation                              (101,770,000)       (92,451,000)
                                                            --------------       ------------
                                                               159,549,000        130,466,000
                                                            --------------       ------------
  Title plants and other indexes                                98,736,000         94,226,000
                                                            --------------       ------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $10,443,000 and
   $10,278,000)                                                 22,252,000         24,270,000
                                                            --------------       ------------
  Deferred income taxes                                         35,300,000         38,401,000
                                                            --------------       ------------
  Goodwill and other intangibles, net                          132,261,000         87,189,000
                                                            --------------       ------------
  Deferred policy acquisition costs                             24,755,000         24,753,000
                                                            --------------       ------------
  Other assets                                                  97,870,000         72,258,000
                                                            --------------       ------------
                                                            $1,139,944,000       $979,794,000
                                                            ==============       ============

Liabilities and Stockholders' Equity
  Demand deposits                                           $   59,931,000       $ 51,321,000
                                                            --------------       ------------
  Accounts payable and accrued liabilities                     158,060,000        130,325,000
                                                            --------------       ------------
  Deferred revenue                                             103,402,000        104,133,000
                                                            --------------       ------------
  Reserve for known and incurred but not reported claims       252,552,000        245,245,000
                                                            --------------       ------------
  Income taxes payable                                           7,890,000          2,554,000
                                                            --------------       ------------
  Notes and contracts payable                                   43,870,000         71,257,000
                                                            --------------       ------------
  Minority interests in consolidated subsidiaries               24,192,000         22,494,000
                                                            --------------       ------------
  Commitments and contingencies
  Guaranteed preferred beneficial interests in Company's
      junior subordinated deferrable interest debentures       100,000,000
                                                            --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 24,000,000 shares
      Outstanding - 11,571,000 and 11,554,000 shares            11,571,000         11,554,000
    Additional paid-in capital                                  49,274,000         49,420,000
    Retained earnings                                          324,226,000        288,754,000
    Net unrealized gain on securities                            4,976,000          2,737,000
                                                            --------------       ------------
                                                               390,047,000        352,465,000
                                                            --------------       ------------
                                                            $1,139,944,000       $979,794,000
                                                            ==============       ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                For the Nine Months Ended
                                                                                       September 30
                                                                           --------------------------------------
                                                                                1997                     1996
                                                                            ------------              -----------
Cash flows from operating activities:
  Net income                                                                $ 41,954,000              $41,778,000
  Adjustments to reconcile net income to cash provided by operating activities-
      Provision for title losses and other claims                             65,589,000               67,488,000
      Depreciation and amortization                                           20,098,000               15,886,000
      Minority interests in net income                                         2,287,000                2,151,000
      Other, net                                                                (494,000)                (542,000)
  Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries              (56,276,000)             (57,874,000)
      Net change in income tax accounts                                       12,373,000               11,606,000
      Increase in accounts and accrued income receivable                     (20,565,000)             (22,259,000)
      (Decrease) increase in accounts payable and accrued liabilities         (7,766,000)              21,248,000
      (Decrease) increase in deferred revenue                                   (731,000)                 640,000
      Other, net                                                             (23,548,000)             (11,897,000)
                                                                            ------------             ------------
  Cash provided by operating activities                                       32,921,000               68,225,000
                                                                            ------------             ------------
Cash flows from investing activities:
  Net cash effect of company acquisitions                                    (29,672,000)              (6,057,000)
  Net increase in deposits with banks                                        (10,792,000)              (4,826,000)
  Net increase in loans receivable                                            (7,864,000)              (6,350,000)
  Purchases of debt and equity securities                                    (53,345,000)             (54,660,000)
  Proceeds from sales of debt and equity securities                           35,014,000               37,236,000
  Proceeds from maturities of debt securities                                 14,070,000               21,522,000
  Net increase in other investments                                           (1,706,000)              (1,532,000)
  Capital expenditures                                                       (43,020,000)             (20,022,000)
  Proceeds from sale of property and equipment                                   992,000                1,092,000
                                                                            ------------             ------------
  Cash used for investing activities                                         (96,323,000)             (33,597,000)
                                                                            ------------             ------------
Cash flows from financing activities:
  Net change in demand deposits                                                8,610,000                4,893,000
  Proceeds from the issuance of junior subordinated
    deferrable interest debentures                                           100,000,000
  Repayment of debt                                                          (39,098,000)             (15,174,000)
  Purchase of Company shares                                                  (3,903,000)              (2,045,000)
  Cash dividends                                                              (6,482,000)              (5,849,000)
  Proceeds from exercise of employee stock options                             1,397,000
                                                                            ------------             ------------
  Cash provided by (used for) financing activities                            60,524,000              (18,175,000)
                                                                            ------------             ------------
Net (decrease) increase in cash and cash equivalents                          (2,878,000)              16,453,000
Cash and cash equivalents- Beginning of year                                 173,439,000              145,902,000
                                                                            ------------             ------------
                         - End of third quarter                             $170,561,000             $162,355,000
                                                                            ============             ============
Supplemental information:
  Cash paid during the first three quarters for:
    Interest                                                                $  3,364,000             $  4,017,000
    Premium taxes                                                           $ 14,915,000             $ 10,449,000
    Income taxes                                                            $ 15,469,000             $ 18,635,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                      $  2,185,000             $  1,287,000
    Liabilities incurred in connection with company acquisitions            $ 46,330,000             $ 20,939,000
    Net unrealized gain (loss) on securities                                $  2,239,000             $ (2,279,000)
    Company acquisitions in exchange for common stock                       $    192,000             $  2,100,000

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

Note 2 - Junior Subordinated Deferrable Interest Debentures
-----------------------------------------------------------

On April 22, 1997, the Company issued and sold $100 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust I. For financial reporting purposes, the securities are presented in the consolidated balance sheet of the Company as a separate line item directly above stockholders' equity under the caption "Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Deferrable Interest Debentures." Distributions payable on the securities are included as interest expense in the Company's consolidated income statement. The Company used the proceeds from the sale of these 15-year securities to repay in full the variable rate indebtedness portion of its amended credit agreement, to finance certain acquisitions and for general corporate purposes.

Note 3 - Company Acquisition
----------------------------

On May 13, 1997, the Company acquired all of the operations of Strategic Mortgage Services, Inc. (SMS) other than SMS' flood zone certification business. This acquisition was accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition.

SMS is a leading provider of real estate information services to the U.S. mortgage and title industries. The acquired business includes SMS' credit division, property appraisal division, title division, settlement services business and a controlling interest in a document preparation firm.

Note 4 - Bank Credit Facility
-----------------------------

The Company amended its credit facility to provide for a more favorable pricing option, an increased line of credit and the elimination or relaxation of certain covenants and restrictions. The line of credit has been increased from $30.0 million to $75.0 million and is currently unused.

Note 5 - Joint Venture
----------------------

In September 1997, the Company announced that it had reached agreement with Experian Information Solutions, Inc. ("Experian") to form a joint venture. This joint venture transaction has been approved by the board of directors of the Company and Experian, but remains subject to satisfactory documentation, satisfactory due diligence and receipt of required consents and approvals.

The purpose of the joint venture is to combine the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solution's division ("RES"). The joint venture vehicle will be 80% owned by the Company and 20% owned by Experian, subject to certain put and call arrangements.

RES is believed to be the nation's foremost supplier of core real estate data, providing, among other things, property valuation information, title information, tax information and imaged title documents.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


RESULTS OF OPERATIONS

Three and nine months ended September 30:

OVERVIEW

Mortgage interest rates, which peaked in January of 1995, decreased throughout the remainder of that year and into 1996, helped by an easing of monetary policy by the Federal Reserve Board. This, together with an improved real estate economy (including the beginnings of a modest recovery in California), contributed to strong revenues and earnings for 1996. These favorable conditions continued into 1997, and coupled with market share gains in all of the Company's primary segments, resulted in record revenues and net income for the third quarter and nine months ended September 30, 1997. However, profit margins for the first nine months of 1997 were adversely affected by the need for title operations to increase staffing levels in order to service the record new orders opened during the period. Furthermore, the Company's information services operations experienced higher overhead as they integrated recent acquisitions, consolidated facilities, and transitioned new accounts to their systems. Net income for the three and nine months ended September 30, 1997 was $20.6 million, or $1.77 per share, and $42.0 million, or $3.62 per share, respectively, compared with net income of $13.8 million, or $1.20 per share, and $41.8 million, or $3.65 per share, for the same periods of the prior year.

OPERATING REVENUES
Set forth below is a summary of operating revenues for each of the Company's segments.

                                    Three Months Ended                           Nine Months Ended
                                       September 30                                 September 30
                              ----------------------------------       --------------------------------------
                                          ($000)                                       ($000)
                                1997       %       1996       %           1997        %        1996        %
                              ---------   ---    --------    ---       ----------    ---    ----------    ---
Title Insurance:
  Direct operations           $205,882     42    $160,875     40       $  540,432     41    $  465,113     40
  Agency operations            179,940     36     166,893     41          492,706     37       461,361     40
                              ---------   ---    --------    ---       ----------    ---    ----------    ---
                               385,822     78     327,768     81        1,033,138     78       926,474     80
Real Estate Information         91,620     18      63,685     16          233,323     18       184,344     16
Home Warranty                   12,570      3       9,968      2           33,852      3        28,468      3
Trust and Banking                5,169      1       4,101      1           14,740      1        11,993      1
                              ---------   ---    --------    ---       ----------    ---    ----------    ---
  Total                       $495,181    100    $405,522    100       $1,315,053    100    $1,151,279    100
                              =========   ===    ========    ===       ==========    ===    ==========    ===


Title Insurance. Operating revenues from direct title operations increased 28.0% and 16.2% for the three and nine months ended September 30, 1997, respectively, when compared with the same periods of the prior year. These increases were attributable to an increase in the number of title orders closed by the Company's direct operations, as well as an increase in the average revenues per order closed. The Company's direct operations closed 235,900 and 646,700 title orders during the three and nine months ended September 30,1997, respectively, representing increases of 20.7% and 11.1% when compared with the same periods of the prior year. These increases were due in large part to the factors mentioned above, primarily the resurgence of real estate activity in California, a state heavily concentrated with direct operations, as well as increases in the Company's national market share. The average revenues per order closed were $873 and $836 for the three month and nine months ended September 30, 1997, respectively, as compared with $823 and $799 for the same periods of the prior year. These increases were primarily due to an increased mix of residential resale and commercial activity, increases in the average prices of homes nationwide, as well as an increase in other related revenues, primarily property reports, profiles and settlement services associated with recent acquisitions. Operating revenues from agency operations increased 7.8% and 6.8% for the three and nine months ended September 30, 1997, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct operations mentioned above, compounded by the inherent delay in reporting by agents.

Real Estate Information. Real estate information operating revenues increased 43.9% and 26.6% for the three and nine months ended September 30, 1997, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to $21.7 million and $40.6 million of operating revenues contributed by new acquisitions for the respective periods, as well as the same economic factors affecting title insurance mentioned above.

Home Warranty. Home warranty operating revenues increased 26.1% and 18.9% for the three and nine months ended September 30, 1997, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to improvements in the residential resale markets in which this business segment operates (principally, increases in the California residential resale market).

INVESTMENT AND OTHER INCOME

Investment and other income increased 15.3% and decreased 3.5% for the three and nine months ended September 30, 1997, respectively, when compared with the same periods of the prior year. The increase for the current three-month period was primarily due to a 6.4% increase in the average investment portfolio balance, an increase in dividend income from the Company's stock portfolio and increased equity in earnings of unconsolidated subsidiaries. The decrease for the nine-month period was primarily due to the recognition of investment losses of $1.0 million, compared with investment gains of $2.8 million realized in the same period of the prior year.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $128.9 million and $358.0 million for the three and nine months ended September 30, 1997, respectively, increases of 25.5% and 19.0% when compared with the same periods of the prior year. These increases were primarily due to costs incurred servicing the high number of more labor intensive residential resale transactions processed during the current three and nine month periods. The Company's direct operations opened 309,500 and 874,500 title orders during the three and nine months ended September 30, 1997, respectively, representing increases of 21.0% and 11.1% when compared with the same periods of the prior year. Also contributing to the increases in salaries and other personnel costs were $5.3 million and $11.0 million of costs incurred for the three and nine months ended September 30, 1997, respectively, relating to acquisition activity, and modest salary increases.

Agents retained $145.0 million and $396.1 million of title premiums generated by agency operations for the three and nine months ended September 30, 1997, respectively, which compares with $134.8 million and $372.9 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.4% to 80.8% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $65.8 million and $178.0 million for the three and nine months ended September 30, 1997, respectively, increases of 17.7% and 10.5% when compared with the same periods of the prior year. These increases were primarily attributable to the impact of certain incremental costs associated with processing the increase in title order volume experienced during the respective periods. Also contributing to the increases were $4.5 million and $9.1 million of costs incurred for the three and nine months ended September 30, 1997, relating to acquisition activity.

The provision for title losses as a percentage of title insurance operating revenues was 3.8% for the nine months ended September 30, 1997, and 5.2% for the same period of the prior year. The decrease for the current period was primarily due to an ongoing improvement in the Company's loss experience.

Real Estate Information. Real estate information personnel and other operating expenses were $75.1 million and $189.4 million for the three and nine months ended September 30, 1997, respectively, increases of 58.1% and 41.9% when compared with the same periods of the prior year. These increases were primarily due to $14.0 million and $37.9 million of costs associated with new acquisitions, as well as higher overhead costs attributable to the integration of new acquisitions, consolidation of facilities and transitioning new accounts to their systems.

Home Warranty. Home warranty personnel and other operating expenses were $3.2 million and $9.6 million for the three and nine months ended September 30, 1997, respectively, increases of 41.7% and 24.3% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 59.0% and 57.9% for the nine months ended September 30, 1997 and 1996, respectively. The increase in loss ratio was primarily due to an increase in the average number of claims per contract.

PRETAX PROFITS

Set forth below is a summary of pretax profits for each of the Company's segments.

                                        Three Months Ended                       Nine Months Ended
                                           September 30                             September 30
                                 --------------------------------        ----------------------------------
                                              ($000)                                    ($000)
                                   1997      %       1996      %           1997       %       1996       %
                                 -------    ---    -------    ---        --------    ---    --------    ---

Title Insurance                  $31,844     68    $17,112     50        $ 61,545     59    $ 48,852     48
Real Estate Information           11,672     25     13,844     41          32,639     31      44,254     43
Home Warranty                      2,454      5      1,908      6           6,936      7       6,595      6
Trust and Banking                  1,171      2        982      3           3,023      3       2,599      3
                                 -------    ---    -------    ---        --------    ---    --------    ---
   Total before corporate         47,141    100     33,846    100         104,143    100     102,300    100
                                            ===               ===                    ===                ===
Corporate                         (9,736)           (5,825)               (23,034)           (18,540)
                                 -------           -------               --------           --------
  Total                          $37,405           $28,021               $ 81,109           $ 83,760
                                 =======           =======               ========           ========


In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increase.

PREMIUM TAXES

Premium taxes were $12.6 million and $12.4 million for the nine months ended September 30, 1997 and 1996, respectively. Premium taxes as a percentage of title insurance operating revenues remained relatively constant at approximately 1.2%.

INCOME TAXES

The effective income tax rate was 38.8% for the nine months ended September 30, 1997, and 41.5% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes, as well as a decrease in state income taxes resulting from the Company's non-insurance subsidiaries decrease in pretax profits.

NET INCOME

Net income for the three and nine months ended September 30, 1997, was $20.6 million, or $1.77 per share, and $42.0 million, or $3.62 per share, respectively. Net income for the three and nine months ended September 30, 1996, was $13.8 million, or $1.20 per share, and $41.8 million, or $3.65 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $2.9 million for the nine months ended September 30, 1997, and increased $16.5 million for the same period of the prior year. The decrease for the current year period was primarily attributable to capital expenditures, the net cash effect of company acquisitions and the repayment of debt, offset in part by the proceeds from the issuance of junior subordinated debentures and cash provided by operating activities. The increase for the prior year period was primarily due to cash provided by operating activities, offset in part by capital expenditures and the repayment of debt.

Effective July 29, 1997, the Company amended its bank credit agreement (see Note
4). The amendment relaxes or eliminates certain covenants and provides for a $75.0 million line of credit which is currently unused.

Notes and contracts payable as a percentage of total capitalization decreased to 7.9% at September 30, 1997, from 16.0% at December 31, 1996. This decrease was primarily due to a $100.0 million increase in total capitalization as a result of the Company's junior subordinated deferrable interest debentures (see Note
2), as well as $27.4 million net reduction in debt.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

Part II:    Other Information
            -----------------

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

          (b) On October 23, 1997, the Company declared a dividend distribution of one Right for each outstanding Common Share, $1.00 par value, of the Company, to shareholders of record at the close of business on November 15, 1997. Each Right entitles the holder thereof to buy a Preferred Share Fraction equal to 1/100,000 of a share of Series A Junior Participating Preferred Shares of the Company at an exercise price of $265.00 per Preferred Share Fraction. Each Preferred Share Fraction is designed to be equivalent in voting and dividend rights to one Common Share.

               The Rights will be exercisable and will trade separately from the Common Shares only if a person or group, with certain exceptions, acquires beneficial ownership of 15% or more of the Company's Common Shares or commences a tender or exchange offer that would result in such person or group beneficially owning 15% or more of the Common Shares then outstanding. Prior to this time, the Rights will not trade separately from the Common Shares. The Company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of one of these events. All Rights expire on October 23, 2007.

               Each Right will entitle its holder to purchase, at the Right's then-current exercise price, Preferred Share Fractions (or other securities of the Company) having a value of twice the Right's exercise price. This amounts to the right to buy Preferred Share Fractions of the Company at half price. Rights owned by the party triggering the exercise of Rights will be void and therefore will not be exercisable.

               In addition, if, after any person has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company's Common Shares are changed or converted, or if the Company sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other person (or its parent) having a value of twice the Right's exercise price.

          (c) During the quarterly period covered by this report, the Company issued unregistered shares of its common stock to the sellers of the business in the acquisition listed below.

          Date of Sale      Number of Shares      Consideration Received
          ------------      ----------------      ----------------------
          July 8, 1997           4,800                   $192,000

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits

               (4.1) Amendment No. 1 dated as of November 10, 1997 to the Amended and Restated Credit Agreement dated as of July 29, 1997.

               (27)   Financial Data Schedule.

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K dated November 7, 1997 (the "Form 8-K"), subsequent to the quarterly period covered by this report. The Form 8-K contains Item 5, describing the Company's shareholder rights plan adopted by the Company on October 23, 1997.

                                 EXHIBIT INDEX



      Exhibit No.     Description
      -----------     -----------

        (4.1) Amendment No. 1 as of November 10, 1997 to the Amended and Restated Credit Agreement dated as of July 29, 1997 of Credit Agreement dated as of April 21, 1992.

        (27)          Financial Data Schedule