Form 10-K
period 1997-12-31
FIRST AMERICAN FINANCIAL CORP
filed 1998-03-23
CIK 36047

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO
                                   ---------------------  ---------------------

                        COMMISSION FILE NUMBER: 0-3658

                               ----------------
                   THE FIRST AMERICAN FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

         INCORPORATED IN CALIFORNIA                              95-1068610
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

            114 EAST FIFTH STREET, SANTA ANA, CALIFORNIA 92701-4642
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (714) 558-3211
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             COMMON                          NEW YORK STOCK EXCHANGE
   RIGHTS TO PURCHASE SERIES A
 JUNIOR PARTICIPATING PREFERRED              NEW YORK STOCK EXCHANGE
 ------------------------------              -----------------------
      (TITLE OF EACH CLASS)        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On March 18, 1998, the aggregate market value of voting stock held by non-affiliates was $887,616,253.

  On March 18, 1998, there were 17,850,189 shares of Common stock outstanding.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

 The Company

  The First American Financial Corporation (the "Company") was organized in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company commenced issuing title insurance policies. In 1986, the Company began a diversification program by acquiring and developing financial service businesses closely related to the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 114 East Fifth Street, Santa Ana, California 92701-4642. The Company's telephone number is (714) 558-3211. Unless the context otherwise indicates, the "Company," as used herein, refers to The First American Financial Corporation and its subsidiaries.

 General

  The Company, through its subsidiaries, is engaged in the business of providing real estate-related financial and information services to real property buyers and mortgage lenders. These services include title insurance, tax monitoring, credit reporting, property data services, flood certification, field inspection services, appraisal services, mortgage loan servicing systems, mortgage document preparation and home warranty services. The Company also provides investment, trust and thrift services. Financial information regarding each of the Company's primary business segments is included in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of Part II of this report. Although industry-wide data for 1997 are not currently available, the Company believes that its wholly owned subsidiary, First American Title Insurance Company ("First American"), was the largest title insurer in the United States, based on premiums written, and its wholly owned subsidiary, First American Real Estate Information Services, Inc., was the nation's largest provider of flood zone determinations, based on the number of flood zone determination reports issued, the nation's largest mortgage credit reporting service, based on the number of credit reports issued, and the nation's second largest provider of tax monitoring services, based on the number of loans under service. The Company also believes that its majority owned subsidiary, First American Home Buyers Protection Corporation, was the second largest provider of home warranties in the United States, based on the number of home protection contracts under service. Substantially all of the Company's title insurance, tax monitoring, credit reporting, flood zone determination and property information business results from resales and refinancings of real estate, including residential and commercial properties, and from the construction and sale of new properties. The Company's home warranty business results from residential resales and does not benefit from refinancings or commercial transactions. Resales and refinancings of residential properties constitute the major source of the Company's revenues. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long term mortgage funds. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company's operations into areas outside of its traditional title insurance business.

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

  The closing function, sometimes called an escrow in western states, is often performed by a lawyer, an escrow company or a title insurance company or agent (such person or entity, the "closer"). Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is "closed." The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days.

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

THE COMPANY'S TITLE INSURANCE OPERATIONS

  Overview. The Company, through First American Title Insurance Company and its subsidiaries, transacts the business of title insurance through a network of more than 300 branch offices and over 4,000 independent agents. Through its branch office and agent network, the Company issues policies in all states (except Iowa), the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, the Bahama Islands, Canada, Mexico, Bermuda, the United Kingdom and Australia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted. Through acquisitions and start-ups during the mid-1980s, the Company has grown from a large regional company to a nationwide company, becoming less dependent on operating revenues from any one state or region.

  Based on industry statistics showing premiums written in the major areas in which the Company operates, in 1996, the Company had the largest or second largest share of the title insurance market in 30 states and in the District of Columbia. In addition, the Company's national market share grew from 20.1% in 1995 to 20.4% in 1996. Industry statistics for 1997 are not currently available.

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

  Although sales outside of the United States account for a small percentage of the Company's revenues, the Company believes that the acceptance of title insurance in foreign markets has increased in recent years. Accordingly, the Company plans to continue its international sales efforts, particularly in Canada, the United Kingdom and Australia.

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

  Due to the high incidence of agency fraud in the title insurance industry during the late 1980s, the Company instituted measures to strengthen its agent selection and audit programs. In determining whether to engage an independent agent, the Company investigates the agent's experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company has also increased the number of agent representatives and agent auditors that it employs. Agent representatives periodically visit agents and examine their books and records. In addition to periodic audits, a full agent audit will be triggered if certain "warning signs" are evident. Warning signs that can trigger an audit include the failure to implement Company-required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis.

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

  With the formation of a limited liability corporation ("LLC") with Experian Group on January 1, 1998, the Company enhanced its investment in title plants. Experian Group contributed to the LLC its real estate information division, which the Company believes is the nation's leading operator of title plants, with the second largest repository of imaged title documents.

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

  In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. The assets so acquired are carried at the lower of cost or fair value, less costs to sell. Notes, real estate and other assets purchased or otherwise acquired in settlement of claims, net of valuation reserves, totaled $12.2 million, $5.0 million and $3.9 million, respectively, as of December 31, 1997.

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

  Competition. The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 90 title insurance underwriters are members of the American Land Title Association, the title insurance industry's national trade association. The Company's major nationwide competitors in its principal markets include Chicago Title and Trust Company (which also includes Ticor Title Insurance Company and Security Union Title Insurance Company) Land America Title Insurance Company (formerly Commonwealth Land Title Insurance Company and Lawyers Title Insurance Company), Stewart Title Guaranty Company, Old Republic Title Insurance Group and Fidelity National Title Insurance Company. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

THE COMPANY'S RELATED BUSINESSES

  As an adjunct to its title insurance business, in 1986 the Company embarked on a diversification program by acquiring and developing financial service businesses closely related to the real estate transfer and closing process. To date, these businesses include tax monitoring, credit reporting, property data services, flood certification, field inspection services, appraisal services, mortgage loan servicing systems, mortgage document preparation and home warranty services. The development of these businesses has allowed the Company to become the nation's leading company offering a full range of services to real property buyers and mortgage lenders. The Company also provides investment, trust and thrift services.

  The Real Estate Information Service Business. The real estate information service business encompasses tax monitoring, mortgage credit reporting, flood certification, mortgage loan servicing systems and other property information services.

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

  The fee charged to service each mortgage loan varies from region to region, but generally falls within the $44 to $95 price range and is paid in full at the time the contract is executed. The Company recognizes revenues from tax service contracts over the estimated duration of the contracts as the related servicing costs are estimated to occur. However, income taxes are paid on the entire fee in the year the fee is received. The Company maintains minimal reserves for losses relating to its tax monitoring services because historically the Company's losses relating to such services have been negligible, and the Company is not presently aware of any reason why its historical loss experience will not continue at current levels.

  The Company's credit reporting service provides credit information reports for mortgage lenders throughout the United States. These reports are derived from two or more credit bureau sources and are summarized and prepared in a standard form acceptable to mortgage loan originators and secondary mortgage purchasers. The credit reporting service also provides prequalifying reports, merged credit data, resident screening services, business reports, credit scoring tools and personal credit reports. It also has recently branched into the consumer lending and risk scoring areas, providing credit reporting and information management services to automobile dealers, consumers and home equity lenders nationwide. The Company's credit reporting service has grown primarily through acquisitions. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metropolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired Credco, Inc. (now named First American Credco, Inc.). With the acquisition of First American Credco, Inc., the Company believes that it is now the largest mortgage credit reporting service in the United States.

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

  In December 1996, the Company acquired Ward Associates, now known as First American Field Services. The Company was combined with First American's existing field services company to provide comprehensive inspection and property preservation services to mortgage lenders nationwide. With the acquisition, the Company believes that it is now the second largest field services company in the United States.

  In May 1997, the Company purchased all of the operations of SMS, other than SMS' flood zone determination business. SMS is a leading provider of real estate information services to the U.S. mortgage and title insurance industries. The acquired businesses include SMS' credit division, which the Company believes is the third largest provider of U.S. mortgage credit information; SMS' property appraisal division, which the Company believes is the second largest provider of U.S. appraisal services; SMS' title division, which provides title and closing services throughout the United States, servicing primarily home equity mortgage institutions; SMS' settlement services business, which provides title plant systems and accounting services, as well as escrow closing software, to the title industry; and a controlling interest in what is believed by the Company to be the largest mortgage document preparation firm.

  On January 1, 1998, the Company and its real estate information service subsidiaries (other than Excelis, Inc.) (the "Real Estate Information Subsidiaries") consummated a business transaction with Experian Group ("Experian"), pursuant to which First American Real Estate Solutions LLC ("FARES") was established. Under the transaction, the Real Estate Information Subsidiaries contributed substantially all of their assets and liabilities to FARES in exchange for an 80% ownership interest and Experian transferred substantially all of the assets and liabilities of its Real Estate Solutions division ("RES") to FARES in exchange for a 20% ownership interest. RES is believed to be the nation's foremost supplier of core real estate data, providing, among other things, property valuation information, title information, tax information and imaged title documents. As a result of this transaction, the Company believes that FARES will become the nation's largest and most diverse provider of information technology and decision support solutions for the mortgage and real estate industries.

  The Home Warranty Business. The Company's home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 79% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company's home warranty business issues one-year warranties which protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company's home warranty subsidiary currently charges approximately $245 to $295 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers and refrigerators for charges ranging from approximately $25 to $125. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Arizona, California, Nevada, Texas, Utah and Washington. In early 1997, the home warranty subsidiary expanded operations to North and South Carolina. The principal competitor of the Company's home warranty business is American Home Shield, a subsidiary of Service Master L.P.

  The Trust Business. Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. As of December 31, 1997, the trust operation was administering fiduciary and custodial assets having a market value in excess of $1.3 billion.

  The Thrift Business. During 1988, the Company, through a majority owned subsidiary, acquired an industrial loan corporation (the "Thrift") that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties in Southern California. As of December 31, 1997, the Thrift had approximately $62.5 million of demand deposits and $65.5 million of loans outstanding.

  The loans made or acquired by the Thrift currently range in amount from $20,000 to $1,105,000 with an average loan balance of $270,500. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75%. The Thrift specializes in making commercial real estate loans. In excess of 93% of the Thrift's loans are made on a variable rate basis. The average yield on the Thrift's loan portfolio as of December 31, 1997, was 11%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift's primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Company believes that many borrowers who might be eligible for loans from commercial banks use thrift and loan companies, such as the Thrift, because, in general, thrift and loan companies offer longer maturity loans than do commercial banks, which typically offer one-year renewable loans. There is, however, a higher degree of risk associated with longer term loans than shorter term loans. The Thrift's average loan is 60 months in duration.

  The performance of the Thrift's loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift's general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1997, if all of such loans had been current in accordance with their original terms, totaled $35,000. Interest income actually recognized on these nonaccrual loans for the year ended December 31, 1997, was $24,000. The following table sets forth the amount of the Thrift's nonperforming loans as of the dates indicated.

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                  1997 1996  1995   1994   1993
                                                  ---- ---- ------ ------ ------
                                                              ($000)
NONPERFORMING ASSETS:
Loans accounted for on a nonaccrual basis........ $287 $166 $1,956 $1,741 $1,833
Accruing loans past due 90 or more days..........
Troubled debt restructurings.....................
                                                  ---- ---- ------ ------ ------
  Total.......................................... $287 $166 $1,956 $1,741 $1,833
                                                  ==== ==== ====== ====== ======

  Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $1,419,000 of potential problem loans in existence as of December 31, 1997.

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

  The following table provides certain information with respect to the Thrift's allowance for loan losses as well as charge-off and recovery activity.

                                              YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                           1997    1996    1995   1994   1993
                                          ------  ------  ------  -----  -----
                                                       ($000)
Allowance for Loan Losses:
  Balance at beginning of year........... $1,050  $1,344  $  950  $ 750  $ 500
                                          ------  ------  ------  -----  -----
  Charge-Offs:
    Real estate-mortgage.................   (136)   (766)   (194)  (311)   (66)
    Assigned lease payments..............             (5)     (9)    (9)   (21)
    Other................................                                  (44)
                                          ------  ------  ------  -----  -----
                                            (136)   (771)   (203)  (320)  (131)
                                          ------  ------  ------  -----  -----
Recoveries:
  Real estate-mortgage...................      6      26             55      3
  Assigned lease payments................     22      18      35     28     32
  Other..................................                                   23
                                          ------  ------  ------  -----  -----
                                              28      44      35     83     58
                                          ------  ------  ------  -----  -----
  Net (charge-offs) recoveries...........   (108)   (727)   (168)  (237)   (73)
  Provision for losses...................    243     433     562    437    323
                                          ------  ------  ------  -----  -----
Balance at end of year................... $1,185  $1,050  $1,344  $ 950  $ 750
                                          ======  ======  ======  =====  =====
Ratio of net charge-offs during the year
 to average loans outstanding during the
 year....................................     .2%    1.4%     .4%    .6%    .2%
                                          ======  ======  ======  =====  =====

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

                                                      YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------
                               1997            1996            1995            1994            1993
                          --------------- --------------- --------------- --------------- ---------------
                                    % OF            % OF            % OF            % OF            % OF
                          ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS ALLOWANCE LOANS
                          --------- ----- --------- ----- --------- ----- --------- ----- --------- -----
                                                              ($000)
Loan Categories:
 Real estate-mortgage...   $ 1,116   100   $1,015    100   $1,300     99    $879      99    $635      98
 Real estate-
  construction..........                                        3      1
 Assigned lease
  payments..............        39             34              41             71       1      95       1
 Other..................        30              1                                             20       1
                           -------   ---   ------    ---   ------    ---    ----     ---    ----     ---
                           $ 1,185   100   $1,050    100   $1,344    100    $950     100    $750     100
                           =======   ===   ======    ===   ======    ===    ====     ===    ====     ===

ACQUISITIONS

  Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986 the Company began expanding into other real estate-related financial services. To date, the Company has made numerous strategic acquisitions designed to expand not only its direct title operations, but also the range of services it can provide to real property buyers and mortgage lenders. During the current year, some of the key acquisitions made by the Company in furtherance of this strategy were:

     ACQUIRED ENTITY                                        PRINCIPAL MARKET(S)
     ---------------                                        -------------------
     Title Insurance:
       Settlers Abstract................................... Pennsylvania
       Hillam Title Agency................................. Utah
       Klamath County Title Company........................ Oregon
       Illini Title Services, Inc.......................... Illinois
       Pekin Abstract & Title Company...................... Illinois
       Woodford County Abstract & Title.................... Illinois
       Miller Abstract..................................... Missouri
       Donegan Abstract.................................... Texas
       Service Standard.................................... U.S. Virgin Islands
     Real Estate Information Services: (1)
       Strategic Mortgage Services, Inc.................... Nationwide
       Real Estate Solutions (1)........................... Nationwide

--------
(1) On January 1, 1998, the Company formed a limited liability corporation
    (LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division
    (RES). The LLC is 80% owned by the Company and 20% owned by Experian.

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

EMPLOYEES

  The following table provides a summary of the total number of employees of the Company as of December 31, 1997:

                                                                       NUMBER OF
            BUSINESS                                                   EMPLOYEES
            --------                                                   ---------
       Title insurance................................................  10,424
       Real estate information services...............................   2,106
       Home warranty..................................................     295
       Trust and banking..............................................     105
                                                                        ------
         Total........................................................  12,930
                                                                        ======

ITEM 2. PROPERTIES.

  The Company owns two adjacent office buildings in Santa Ana, California, which house its executive offices, its trust and banking subsidiary and the Orange County title insurance branch operations. This complex, which contains approximately 105,000 square feet of floor space and an enclosed parking area, comprises one city block. The Company also owns an 18,000 square foot office building located across the street from its main offices. This building is used primarily for storage.

  The Company's title insurance subsidiary, First American, and its subsidiaries, own or lease buildings or office space in more than 400 locations throughout the United States and Canada, principally for their respective title operations.

  The Company's real estate information subsidiary, First American Real Estate Information Services, Inc. ("FAREISI"), houses its national operations in a leased 231,000 square foot office building in Dallas, Texas. FAREISI's corporate headquarters are housed in a leased office building located in St. Petersburg, Florida. In addition, FAREISI and its subsidiaries lease office space in more than 75 locations throughout the United States, principally for their respective operations.

  The Company's home warranty subsidiary owns 1.7 acres of land in Van Nuys, California, which contains a 20,000 square foot office building, a 7,000 square foot warehouse and a parking lot.

  Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved in numerous routine legal proceedings incidental to such businesses described in Item 1 above. Some of these proceedings involve claims for damages in material amounts. At this time, however, the Company does not anticipate that the resolution of any of these proceedings will materially and adversely affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

 Common Stock Market Prices and Dividends

  The Company's common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 25, 1998, was 3,033.

  High and low stock prices and dividends for the last two years were (Note A):

                                          1997                    1996
                                 ----------------------- -----------------------
                                                 CASH                    CASH
                                 ------------- --------- ------------- ---------
                                   HIGH-LOW                HIGH-LOW
   QUARTER ENDED                     RANGE     DIVIDENDS     RANGE     DIVIDENDS
   -------------                 ------------- --------- ------------- ---------
   March 31..................... $29.75-$25.08   $.12    $21.33-$16.75   $.10
   June 30...................... $26.58-$20.92   $.12    $22.50-$16.59   $.12
   September 30................. $40.21-$26.00   $.135   $23.83-$19.50   $.12
   December 31.................. $49.25-$39.83   $.135   $27.42-$22.42   $.12

  While the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The payment of dividends is subject to the restrictions described in Note 2 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of
Part II of this report.

RECENT SALES OF UNREGISTERED SECURITIES

  In the last three years, the Company has issued unregistered shares of its common stock to the sellers of the businesses in the acquisitions listed below.

                                                           NUMBER
                                                             OF
                                                           SHARES
                                                            (Note  CONSIDERATION
   DATE OF SALE                                              A)      RECEIVED
   ------------                                            ------- -------------
   September 14, 1995.....................................  67,500  $1,108,000
   December 29, 1995......................................  90,000  $1,605,000
   September 13, 1996.....................................  98,063  $2,173,719
   December 10, 1996...................................... 250,715  $5,417,149
   July 8, 1997...........................................   7,200  $  192,600
   November 17, 1997......................................   7,755  $  315,047
   December 31, 1997......................................     825  $   40,630

--------
Note A--After adjustment for 3-for-2 stock split effected January 15, 1998

ITEM 6. SELECTED FINANCIAL DATA.

       THE FIRST AMERICAN FINANCIAL CORPORATION AND SUBSIDIARY COMPANIES

                                          YEAR ENDED DECEMBER 31
                          ----------------------------------------------------------
                             1997        1996        1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
                           (IN THOUSANDS, EXCEPT PERCENT, PER SHARE AMOUNTS AND
                                              EMPLOYEE DATA)
Revenues................  $1,887,461  $1,597,566  $1,250,216  $1,376,393  $1,398,426
Net income..............  $   64,709  $   53,589  $    7,587  $   18,945  $   66,291
Total assets............  $1,168,144  $  979,794  $  873,778  $  828,649  $  786,448
Notes and contracts
 payable................  $   41,973  $   71,257  $   77,206  $   89,600  $   85,022
Stockholders' equity....  $  411,412  $  352,465  $  302,767  $  292,110  $  283,718
Return on average
 stockholders' equity...        16.9%       16.4%        2.6%        6.6%       26.5%
Cash dividends on common
 shares.................  $    8,818  $    7,928  $    6,850  $    6,869  $    5,840
Per share of common
 stock
 (Notes A & B)--
  Net income
    Basic...............  $     3.73  $     3.12  $      .44  $     1.10  $     3.89
    Diluted.............  $     3.64  $     3.09  $      .44  $     1.10  $     3.89
  Stockholders' equity..  $    23.68  $    20.34  $    17.69  $    17.09  $    16.62
  Cash dividends........  $      .51  $      .46  $      .40  $      .40  $      .34
Number of common shares
 outstanding (Note A)--
  Weighted average
   during the year
    Basic...............      17,362      17,179      17,105      17,171      17,030
    Diluted.............      17,785      17,325      17,105      17,171      17,030
  End of year...........      17,374      17,331      17,117      17,093      17,072
Title orders opened
 (Note C)...............       1,173       1,027         894         873       1,218
Title orders closed
 (Note C)...............         886         775         667         723         933
Number of employees.....      12,930      11,611      10,149       9,033      10,679

--------
Note A--After adjustment for 3-for-2 stock split effected January 15, 1998, and restatement for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

  Any statements in this document looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations, changes in the performance of the real estate markets; the effect of changing economic conditions; and the demand for and the acceptance of the Company's products.

 Results of Operations

   OVERVIEW--As with all providers of real estate-related financial and information services, the Company's revenues depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. The majority of the Company's revenues for the title insurance and real estate information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new properties. Revenues for the Company's home warranty segment result primarily from residential resale activity and do not benefit from refinancings. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, in recent years, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, have caused unusual fluctuations in the traditional pattern of real estate activity. During 1994 the Federal Reserve Board raised interest rates. This, coupled with the persistently poor real estate economy in California and the effects of the traditional seasonal real estate cycle, resulted in a low inventory of open transactions going into 1995. As a result, 1995 first quarter operating revenues experienced a 30% decline when compared with the same period of the prior year. In response to the severe decline in new orders, the Company instituted personnel reductions. However, the cost-cutting measures lagged the revenue declines, resulting in losses for the first quarter 1995. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year and into 1996. This decrease, as well as increased consumer confidence, contributed significantly to an improved national real estate economy during the second half of 1995, and resulted in a 26% improvement in operating revenues when compared to the first half of 1995. This resurgence in real estate activity generated a high inventory of open transactions going into 1996, which, together with the continuation of lower mortgage interest rates, the improved national real estate economy (including the beginnings of a recovery in California) and the Company's successful integration of its diverse businesses, resulted in strong revenues and profits for 1996. These favorable conditions continued into 1997, contributing to record-setting residential resale transactions, an increase in new home sales and renewed commercial activity. In addition, stability in the marketplace prompted an increase in refinance and home equity transactions, primarily towards the latter part of the year. These factors, as well as market share increases in all of the Company's primary business segments, culminated in 1997 being the best year overall in the Company's history.

  OPERATING REVENUES--A summary by segment of the Company's operating revenues is as follows:

                                      1997      %     1996     %     1995     %
                                   ----------- --- ---------- --- ---------- ---
                                          (IN THOUSANDS, EXCEPT PERCENT)
Title Insurance:
  Direct Operations............... $   761,774  41 $  626,314  40 $  517,616  42
  Agency Operations...............     700,193  38    641,919  41    517,173  42
                                   ----------- --- ---------- --- ---------- ---
                                     1,461,967  79  1,268,233  81  1,034,789  84
Real Estate Information...........     331,372  18    246,745  16    145,755  12
Home Warranty.....................      46,859   2     38,351   2     32,531   3
Trust and Banking.................      20,007   1     17,839   1     14,110   1
                                   ----------- --- ---------- --- ---------- ---
                                   $ 1,860,205 100 $1,571,168 100 $1,227,185 100
                                   =========== === ========== === ========== ===

  Operating revenues from direct title operations increased 21.6% in 1997 over 1996 and 21.0% in 1996 over 1995. These increases were attributable to increases in the number of title orders closed by the Company's direct operations, as well as increases in the average revenues per order closed. The Company's direct operations closed 885,600, 775,100 and 667,200 title orders during 1997, 1996 and 1995, respectively, representing increases of 14.3% in 1997 over 1996 and 16.2% in 1996 over 1995. These increases were primarily due to the continuation of lower mortgage interest rates, the improved national real estate economy (including California, a state highly concentrated with direct operations) and an increase in the Company's national market share. The average revenues per order closed were $860, $808 and $776 for 1997, 1996 and 1995, respectively, representing increases of 6.4% in 1997 over 1996 and 4.1% in 1996 over 1995. These increases were primarily attributable to an increased mix of residential resale activity, appreciating home values and a resurgence in commercial real estate activity. Operating revenues from agency operations increased 9.1% in 1997 over 1996 and 24.1% in 1996 over 1995. These fluctuations were primarily attributable to the same factors affecting direct operations mentioned above, compounded by the inherent delay in the reporting by agents.

  Real estate information operating revenues increased 34.3% in 1997 over 1996 and 69.3% in 1996 over 1995. These increases were primarily attributable to the same factors affecting title insurance mentioned above and $53.8 million and $11.3 million of operating revenues contributed by new acquisitions in 1997 and 1996, respectively.

  Home warranty operating revenues increased 22.2% in 1997 over 1996 and 17.9% in 1996 over 1995. These increases were primarily attributable to improvements in certain of the residential resale markets in which this segment operates, successful geographic expansion, increased consumer awareness and increases in the number of annual renewals.

  INVESTMENT AND OTHER INCOME--Investment and other income increased 3.3% in 1997 over 1996. This increase was primarily attributable to a 4.8% increase in the average investment portfolio balance and increased equity in earnings of unconsolidated subsidiaries, offset in part by an increase of $0.9 million in losses from the sales of fixed assets. Investment and other income increased 14.6% in 1996 over 1995. This increase was primarily attributable to an increase in realized investment gains of $1.7 million, as well as an increase in fixed income securities, offset in part by a 5.4% decrease in the average investment portfolio balance.

  SALARIES AND OTHER PERSONNEL COSTS--A summary by segment of the Company's salaries and other personnel costs is as follows:

                                            1997    %    1996    %    1995    %
                                          -------- --- -------- --- -------- ---
                                              (IN THOUSANDS, EXCEPT PERCENT)
   Title Insurance....................... $498,424  77 $413,164  78 $352,745  82
   Real Estate Information...............  119,856  18   90,559  17   57,738  13
   Home Warranty.........................   11,430   2    9,075   2    7,714   2
   Trust and Banking.....................    7,061   1    6,621   1    4,799   1
   Corporate.............................   10,979   2   11,831   2    8,988   2
                                          -------- --- -------- --- -------- ---
                                          $647,750 100 $531,250 100 $431,984 100
                                          ======== === ======== === ======== ===

  The Company's title insurance segment is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, the Company's growth in operations which specialize in builder and lender business has created ongoing fixed costs required to service accounts.

  Title insurance personnel expenses increased 20.6% in 1997 over 1996 and 17.1% in 1996 over 1995. These increases were primarily attributable to the costs incurred servicing the increasing volume of title orders and, to a lesser extent, acquisition activity and salary increases. Contributing to the increase for 1997 was an increased mix of more labor intensive residential resale transactions. The Company's direct operations opened 1,173,300, 1,026,900 and 894,400 title orders in 1997, 1996 and 1995, respectively, representing increases of 14.3% in 1997 over 1996 and 14.8% in 1996 over 1995.

  Real estate information personnel expenses increased 32.4% in 1997 over 1996 and 56.8% in 1996 over 1995. These increases were primarily attributable to costs incurred servicing the increase in business volume, costs associated with in-house development of new electronic communications delivery systems for information-based products, and approximately $20.7 million and $8.6 million of costs attributable to company acquisitions for 1997 and 1996, respectively.

  Home warranty personnel expenses increased 26.0% in 1997 over 1996 and 17.6% in 1996 over 1995. These increases were primarily due to the additional personnel required to service the increased business volume in the states this segment currently services, as well as new geographic expansion and modest salary increases.

  PREMIUMS RETAINED BY AGENTS--A summary of agent retention and agent revenues is as follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (IN THOUSANDS, EXCEPT
                                                            PERCENT)
   Agent Retention................................ $563,137  $516,593  $413,444
                                                   ========  ========  ========
   Agent Revenues................................. $700,193  $641,919  $517,173
                                                   ========  ========  ========
   % Retained by Agents...........................       80%       80%       80%
                                                   ========  ========  ========

  The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices as well as rating structures. As a result, the percentage of title premiums retained by agents may vary due to the geographical mix of revenues from agency operations.

  OTHER OPERATING EXPENSES--A summary by segment of the Company's other operating expenses is as follows:

                                            1997    %    1996    %    1995    %
                                          -------- --- -------- --- -------- ---
                                              (IN THOUSANDS, EXCEPT PERCENT)
   Title Insurance....................... $247,579  60 $216,514  67 $186,876  72
   Real Estate Information...............  142,985  35   91,249  29   59,527  23
   Home Warranty.........................    2,071        1,323        1,843   1
   Trust and Banking.....................    8,093   2    6,982   2    5,650   2
   Corporate.............................   10,591   3    6,641   2    3,927   2
                                          -------- --- -------- --- -------- ---
                                          $411,319 100 $322,709 100 $257,823 100
                                          ======== === ======== === ======== ===

  Title insurance other operating expenses increased 14.3% in 1997 over 1996 and 15.9% in 1996 over 1995. These increases were primarily the result of the impact created by the changes in incremental costs (i.e., office supplies, document reproduction, messenger services, plant maintenance and title search costs) associated with the relative changes in title order volume. Also contributing to the increases were marginal price level increases, offset in part by successful cost-containment programs.

  Real estate information other operating expenses increased 56.7% in 1997 over 1996 and 53.3% in 1996 over 1995. These increases were primarily attributable to costs incurred servicing the increased business activity, as well as $33.5 million and $7.0 million of other operating costs relating to acquisitions in 1997 and 1996, respectively, offset in part by cost-containment programs. Contributing to the increases were costs incurred developing and enhancing new electronic communications delivery systems for information-based products and costs associated with assimilating and expanding this segment's increased operations.

  Provision for title losses and other claims--A summary by segment of the Company's provision for title losses and other claims is as follows:

                                              1997    %   1996    %   1995    %
                                             ------- --- ------- --- ------- ---
                                               (IN THOUSANDS, EXCEPT PERCENT)
   Title Insurance.......................... $52,924  59 $58,909  68 $68,338  76
   Real Estate Information..................   9,874  11   4,453   5   3,166   3
   Home Warranty............................  27,338  30  23,055  27  18,857  21
   Trust and Banking........................     187          70          26
                                             ------- --- ------- --- ------- ---
                                             $90,323 100 $86,487 100 $90,387 100
                                             ======= === ======= === ======= ===

  The provision for title insurance losses expressed as a percentage of title insurance operating revenues was 3.6% in 1997, 4.6% in 1996, and 6.6% in 1995. These decreases reflect an ongoing improvement in the Company's claims experience. The provision for home warranty losses as a percentage of home warranty operating revenues was 58.3% in 1997, 60.1% in 1996 and 58.0% in 1995. These fluctuations were primarily attributable to the relative changes in the average number of claims per contract experienced during these periods.

  Depreciation and amortization--Depreciation and amortization as well as capital expenditures are summarized in Note 16 to the consolidated financial statements.

  Interest--Interest expense increased 108.4% in 1997 over 1996 and decreased 23.2% in 1996 when compared with 1995. The increase in 1997 was primarily due to $5.7 million of interest expense related to the Company's junior subordinated deferrable interest debentures, offset in part by a 23.7% reduction in the average outstanding debt balance. The decrease in 1996 was primarily attributable to a 13.5% reduction in the average outstanding debt balance and a reduced interest rate option on the Company's variable rate indebtedness. For descriptions of the Company's borrowings under its bank credit agreement and its junior subordinated deferrable interest debentures, see Notes 8 and 13 to the consolidated financial statements, respectively.

  Minority interests--Minority interests in net income of consolidated subsidiaries increased 40.1% in 1997 over 1996 and 23.1% in 1996 over 1995. These increases were attributable to the relatively strong operating results of the Company's less than 100% owned subsidiaries, offset in part by purchases of shares from minority shareholders.

  Pretax profits--A summary by segment of the Company's pretax profits is as follows:

                                          1997     %    1996     %   1995     %
                                        --------  --- --------  --- -------  ---
                                           (IN THOUSANDS, EXCEPT PERCENT)
   Title Insurance..................... $ 95,636   62 $ 66,056   51 $17,540   37
   Real Estate Information.............   45,317   29   52,581   40  19,690   42
   Home Warranty.......................    9,741    6    8,178    6   6,828   14
   Trust and Banking...................    4,062    3    3,728    3   3,304    7
                                        --------  --- --------  --- -------  ---
                                         154,756  100  130,543  100  47,362  100
                                        --------  === --------  === -------  ===
   Corporate...........................  (31,643)      (24,678)     (19,948)
                                        --------      --------      -------
                                        $123,113      $105,865      $27,414
                                        ========      ========      =======

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

  The increases in corporate expenses were primarily attributable to increased costs associated with supporting the overall growth of the Company's businesses, as well as additional unallocated interest expense for 1997 associated with the Company's junior subordinated deferrable interest debentures, and certain unallocated expenses in 1996 associated with employee benefit plans.

  PREMIUM TAXES--A summary by pertinent segment of the Company's premium taxes is as follows:

                                              1997    %   1996    %   1995    %
                                             ------- --- ------- --- ------- ---
                                               (IN THOUSANDS, EXCEPT PERCENT)
   Title Insurance.........................  $16,034  95 $15,927  96 $13,016  96
   Home Warranty...........................      870   5     749   4     611   4
                                             ------- --- ------- --- ------- ---
                                             $16,904 100 $16,676 100 $13,627 100
                                             ======= === ======= === ======= ===

  Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a "premium" tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of title insurance and home warranty operating revenues. The Company's underwritten title company (non-insurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company's total tax burden at the state level is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance operating revenues were 1.1% in 1997 and 1.3% in 1996 and 1995. The decrease in the current year was attributable to changes in the geographical mix of title insurance revenues, as well as changes in the Company's non-insurance subsidiaries' contribution to revenues.

  INCOME TAXES--The Company's effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 39.1%, 39.9% and 45.0% for 1997, 1996 and 1995, respectively. The differences in effective rate were primarily due to changes in the ratio of permanent differences to income before income taxes and changes in state income and franchise taxes resulting from fluctuations in the Company's non-insurance subsidiaries' contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 9 to the consolidated financial statements.

  NET INCOME--Net income and per share information, which has been restated for the 3-for-2 stock split effected January 15, 1998, and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share," are summarized as follows:

                                                           1997    1996    1995
                                                          ------- ------- ------
                                                          (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
   Net income............................................ $64,709 $53,589 $7,587
                                                          ======= ======= ======
   Net income per share:
     Basic............................................... $  3.73 $  3.12 $ 0.44
                                                          ======= ======= ======
     Diluted............................................. $  3.64 $  3.09 $ 0.44
                                                          ======= ======= ======
   Weighted average shares:
     Basic...............................................  17,362  17,179 17,105
                                                          ======= ======= ======
     Diluted.............................................  17,785  17,325 17,105
                                                          ======= ======= ======

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities amounted to $111.2 million, $112.8 million and $38.5 million for 1997, 1996 and 1995, respectively, after claim payments of $81.6 million, $78.0 million, $66.6 million, respectively. The principal non-operating uses of cash and cash equivalents for the three-year period ended December 31, 1997, were for additions to the investment portfolio, capital expenditures, company acquisitions and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the sales and maturities of certain investments and, in 1997, proceeds from the issuance of junior subordinated deferrable interest debentures. The net effect of all activities on total cash and cash equivalents were increases of $8.1 million and $27.5 million for 1997 and 1996, respectively, and a decrease of $8.3 million for 1995.

  Notes and contracts payable as a percentage of total capitalization as of December 31, 1997, was 7.3% as compared with 16.0% as of the prior year end. The decrease was primarily attributable to an increase in the capital base due to the issuance of junior subordinated deferrable interest debentures, net income for the year, as well as a net decrease in debt. The Company maintains a $75.0 million revolving line of credit which remained unused as of December 31, 1997. Notes and contracts payable are more fully described in Note 8 to the consolidated financial statements.

  Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 1998 from its principal subsidiary, First American Title Insurance Company, is $52.1 million. Such restrictions have not had, nor are they expected to have, an impact on the Company's ability to meet its cash obligations.

  The Company is evaluating the Year 2000 issue as it relates to its internal computer systems and third party computer systems with which the Company interacts. The Company expects to incur internal staff costs as well as consulting and other expenses related to this issue; these costs will be expensed as incurred. At this time the Company is unable to reasonably estimate the total costs for this issue.

  Due to the Company's significant liquid asset position and its consistent ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements. The Company's strong financial position will enable management to react to future opportunities for acquisitions or other investments in support of the Company's continued growth and expansion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

                                     INDEX

                               PAGE
                               NO.
                               ----
   Report of Independent
    Accountants..............   21
   Financial Statements:
     Consolidated Balance
      Sheets.................   22
     Consolidated Statements
      of Income..............   24
     Consolidated Statements
      of Stockholders'
      Equity.................   25
     Consolidated Statements
      of Cash Flows..........   26
     Notes to Consolidated
      Financial Statements...   27
   Unaudited Quarterly
    Financial Data...........   43
   Financial Statement
    Schedules:
     I. Summary of
      Investments--Other than
      Investments in Related
      Parties................   44
     II. Condensed Financial
      Information of
      Registrant.............   45
     III. Supplementary
      Insurance Information..   49
     IV. Reinsurance.........   51
     V. Valuation and
      Qualifying Accounts....   52

  Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The First American Financial Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The First American Financial Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          Price Waterhouse LLP

Costa Mesa, California
February 9, 1998

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31
                                                  ----------------------------
                                                       1997           1996
                                                  --------------  ------------
                     ASSETS
                     ------
Cash and Cash Equivalents........................ $  181,531,000  $173,439,000
                                                  --------------  ------------
Accounts and Accrued Income Receivable, less
 allowances ($7,602,000 and $5,351,000)..........    128,017,000    89,355,000
                                                  --------------  ------------
Investments:
  Deposits with savings and loan associations and
   banks.........................................     29,029,000    21,674,000
  Debt securities................................    151,503,000   130,576,000
  Equity securities..............................     13,904,000     8,517,000
  Other long-term investments....................     35,047,000    30,414,000
                                                  --------------  ------------
                                                     229,483,000   191,181,000
                                                  --------------  ------------
Loans Receivable.................................     63,378,000    54,256,000
                                                  --------------  ------------
Property and Equipment, at cost:
  Land...........................................     17,059,000    15,869,000
  Buildings......................................     84,935,000    77,265,000
  Furniture and equipment........................    221,071,000   164,762,000
  Less--accumulated depreciation.................   (122,688,000) (100,258,000)
                                                  --------------  ------------
                                                     200,377,000   157,638,000
                                                  --------------  ------------
Title Plants and Other Indexes...................    100,626,000    94,226,000
                                                  --------------  ------------
Assets Acquired in Connection with Claim
 Settlements.....................................     21,119,000    24,270,000
                                                  --------------  ------------
Deferred Income Taxes............................     31,563,000    38,401,000
                                                  --------------  ------------
Goodwill and Other Intangibles, less accumulated
 amortization ($13,093,000 and $11,116,000)......    132,361,000    87,189,000
                                                  --------------  ------------
Deferred Policy Acquisition Costs................     25,016,000    24,753,000
                                                  --------------  ------------
Other Assets.....................................     54,673,000    45,086,000
                                                  --------------  ------------
                                                  $1,168,144,000  $979,794,000
                                                  ==============  ============

                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)

                                                            DECEMBER 31
                                                    ---------------------------
                                                         1997          1996
                                                    -------------- ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Demand Deposits.................................... $   62,475,000 $ 51,321,000
                                                    -------------- ------------
Accounts Payable and Accrued Liabilities:
  Accounts payable.................................     12,220,000    7,218,000
  Salaries and other personnel costs...............     55,973,000   37,270,000
  Pension costs....................................     39,431,000   32,592,000
  Other............................................     60,509,000   53,245,000
                                                    -------------- ------------
                                                       168,133,000  130,325,000
                                                    -------------- ------------
Deferred Revenue...................................    104,124,000  104,133,000
                                                    -------------- ------------
Reserve for Known and Incurred But Not Reported
 Claims............................................    250,826,000  245,245,000
                                                    -------------- ------------
Income Taxes Payable...............................      3,987,000    2,554,000
                                                    -------------- ------------
Notes and Contracts Payable........................     41,973,000   71,257,000
                                                    -------------- ------------
Minority Interests in Consolidated Subsidiaries....     25,214,000   22,494,000
                                                    -------------- ------------
Commitments and Contingencies (Note 12)
Guaranteed Preferred Beneficial Interests in
 Company's Junior Subordinated Deferrable Interest
 Debentures (Note 13)..............................    100,000,000
                                                    --------------
Stockholders' Equity:
  Preferred stock, $1 par value
    Authorized--500,000 shares
    Outstanding--None
  Common stock, $1 par value (Note 14)
    Authorized--36,000,000 shares
    Outstanding--17,374,000 and 17,331,000 shares..     17,374,000   17,331,000
  Additional paid-in capital.......................     43,953,000   43,643,000
  Retained earnings................................    344,645,000  288,754,000
  Net unrealized gain on securities................      5,440,000    2,737,000
                                                    -------------- ------------
      Total Stockholders' Equity...................    411,412,000  352,465,000
                                                    -------------- ------------
                                                    $1,168,144,000 $979,794,000
                                                    ============== ============

                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                        1997           1996           1995
                                   -------------- -------------- --------------
Revenues
  Operating revenues.............  $1,860,205,000 $1,571,168,000 $1,227,185,000
  Investment and other income....      27,256,000     26,398,000     23,031,000
                                   -------------- -------------- --------------
                                    1,887,461,000  1,597,566,000  1,250,216,000
                                   -------------- -------------- --------------
Expenses
  Salaries and other personnel
   costs.........................     647,750,000    531,250,000    431,984,000
  Premiums retained by agents....     563,137,000    516,593,000    413,444,000
  Other operating expenses.......     411,319,000    322,709,000    257,823,000
  Provision for title losses and
   other claims..................      90,323,000     86,487,000     90,387,000
  Depreciation and amortization..      38,149,000     27,242,000     20,790,000
  Interest.......................       9,994,000      4,796,000      6,242,000
  Minority interests.............       3,676,000      2,624,000      2,132,000
                                   -------------- -------------- --------------
                                    1,764,348,000  1,491,701,000  1,222,802,000
                                   -------------- -------------- --------------
Income before premium and income
 taxes...........................     123,113,000    105,865,000     27,414,000
Premium taxes....................      16,904,000     16,676,000     13,627,000
                                   -------------- -------------- --------------
Income before income taxes.......     106,209,000     89,189,000     13,787,000
Income taxes.....................      41,500,000     35,600,000      6,200,000
                                   -------------- -------------- --------------
Net income.......................  $   64,709,000 $   53,589,000 $    7,587,000
                                   ============== ============== ==============
Net income per common share (Note
 1):
  Basic..........................  $         3.73 $         3.12 $         0.44
  Diluted........................  $         3.64 $         3.09 $         0.44
Weighted average common shares
 outstanding (Note 1):
  Basic..........................      17,362,000     17,179,000     17,105,000
  Diluted........................      17,785,000     17,325,000     17,105,000

                 See Notes to Consolidated Financial Statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  NET
                                                                              UNREALIZED
                                                   ADDITIONAL                 GAIN (LOSS)
                                        COMMON       PAID-IN      RETAINED        ON
                            SHARES       STOCK       CAPITAL      EARNINGS    SECURITIES
                          ----------  -----------  -----------  ------------  -----------
Balance at December 31,
 1994, as previously
 reported...............  11,395,000  $11,395,000  $44,013,000  $242,356,000  $(5,654,000)
3-for-2 stock split
 (Note 14)..............   5,698,000    5,698,000   (5,698,000)
                          ----------  -----------  -----------  ------------  -----------
Balance at December 31,
 1994, as restated......  17,093,000   17,093,000   38,315,000   242,356,000   (5,654,000)
Net income for 1995.....                                           7,587,000
Cash dividends on common
 shares.................                                          (6,850,000)
Shares issued in
 connection with company
 acquisitions...........     157,000      157,000    2,555,000
Shares issued in
 connection with benefit
 and savings plans......      98,000       98,000    1,055,000
Purchase of Company
 shares.................    (231,000)    (231,000)  (3,361,000)
Net unrealized gain on
 securities.............                                                        9,647,000
                          ----------  -----------  -----------  ------------  -----------
Balance at December 31,
 1995...................  17,117,000   17,117,000   38,564,000   243,093,000    3,993,000
Net income for 1996.....                                          53,589,000
Cash dividends on common
 shares.................                                          (7,928,000)
Shares issued in
 connection with company
 acquisitions...........     300,000      300,000    7,258,000
Shares issued in
 connection with benefit
 and savings plans......      75,000       75,000    1,195,000
Purchase of Company
 shares.................    (161,000)    (161,000)  (3,374,000)
Net unrealized loss on
 securities.............                                                       (1,256,000)
                          ----------  -----------  -----------  ------------  -----------
Balance at December 31,
 1996...................  17,331,000   17,331,000   43,643,000   288,754,000    2,737,000
Net income for 1996.....                                          64,709,000
Cash dividends on common
 shares.................                                          (8,818,000)
Shares issued in
 connection with company
 acquisitions...........      16,000       16,000      532,000
Shares issued in
 connection with benefit
 and savings plan.......     209,000      209,000    4,759,000
Purchase of Company
 shares.................    (182,000)    (182,000)  (4,981,000)
Net unrealized gain on
 securities.............                                                        2,703,000
                          ----------  -----------  -----------  ------------  -----------
Balance at December 31,
 1997...................  17,374,000  $17,374,000  $43,953,000  $344,645,000  $ 5,440,000
                          ==========  ===========  ===========  ============  ===========


                See Notes to Consolidated Financial Statements.

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................  $ 64,709,000  $ 53,589,000  $  7,587,000
 Adjustments to reconcile net income
  to cash provided by operating
  activities--
   Provision for title losses and
    other claims.....................    90,323,000    86,487,000    90,387,000
   Depreciation and amortization.....    38,149,000    27,242,000    20,790,000
   Minority interests in net income..     3,676,000     2,624,000     2,132,000
   Other, net........................       933,000      (366,000)      207,000
 Changes in assets and liabilities
  excluding effects of company
  acquisitions and noncash
  transactions-
   Claims paid, including assets
    acquired, net of recoveries......   (81,603,000)  (78,048,000)  (66,639,000)
   Net change in income tax accounts.    11,974,000       381,000    10,777,000
   Increase in accounts and accrued
    income receivable................   (25,704,000)  (11,324,000)  (22,943,000)
   Increase in accounts payable and
    accrued liabilities..............    17,708,000    34,314,000    11,190,000
   Decrease in deferred revenue......        (9,000)     (426,000)  (13,588,000)
   Other, net........................    (9,001,000)   (1,630,000)   (1,418,000)
                                       ------------  ------------  ------------
     Cash provided by operating
      activities.....................   111,155,000   112,843,000    38,482,000
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash effect of company
  acquisitions.......................   (49,336,000)  (12,097,000)  (31,054,000)
 Net (increase) decrease in deposits
  with banks.........................    (7,355,000)   (3,037,000)      901,000
 Purchases of debt and equity
  securities.........................   (80,241,000)  (68,498,000)  (19,513,000)
 Proceeds from sales of debt and
  equity securities..................    39,240,000    46,506,000    41,066,000
 Proceeds from maturities of debt
  securities.........................    18,842,000    31,291,000    19,278,000
 Net (increase) decrease in other
  long-term investments..............    (1,117,000)   (2,575,000)    2,761,000
 Net increase in loans receivable....    (9,122,000)   (8,122,000)   (5,588,000)
 Capital expenditures................   (74,486,000)  (48,785,000)  (29,643,000)
 Net proceeds from sale of property
  and equipment......................     1,646,000     3,245,000       757,000
                                       ------------  ------------  ------------
     Cash used for investing
      activities.....................  (161,929,000)  (62,072,000)  (21,035,000)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand deposits.....    11,154,000     7,903,000     4,723,000
 Repayment of debt...................   (40,940,000)  (19,674,000)  (20,060,000)
 Proceeds from the issuance of
  junior subordinated deferrable
  interest debentures................   100,000,000
 Purchase of Company shares..........    (5,163,000)   (3,535,000)   (3,592,000)
 Proceeds from exercise of stock
  options............................     1,653,000
 Proceeds from issuance of stock to
  employee savings plan..............       980,000
 Cash dividends......................    (8,818,000)   (7,928,000)   (6,850,000)
                                       ------------  ------------  ------------
     Cash provided by (used for)
      financing activities...........    58,866,000   (23,234,000)  (25,779,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................     8,092,000    27,537,000    (8,332,000)
Cash and cash equivalents--Beginning
 of year.............................   173,439,000   145,902,000   154,234,000
                                       ------------  ------------  ------------
Cash and cash equivalents--End of
 year................................  $181,531,000  $173,439,000  $145,902,000
                                       ============  ============  ============
SUPPLEMENTAL INFORMATION:
 Cash paid during the year for:
   Interest..........................  $  8,223,000  $  5,044,000  $  6,108,000
   Premium taxes.....................  $ 18,103,000  $ 14,146,000  $ 14,048,000
   Income taxes......................  $ 31,292,000  $ 36,682,000  $  6,580,000
 Noncash investing and financing
  activities:
   Shares issued for benefits plan...  $  2,335,000  $  1,270,000  $  1,153,000
   Company acquisitions in exchange
    for common stock.................  $    548,000  $  7,558,000  $  2,712,000
   Net unrealized gain (loss) on
    securities.......................  $  2,703,000  $ (1,256,000) $  9,647,000
   Liabilities in connection with
    company acquisitions.............  $ 48,294,000  $ 32,180,000  $ 20,345,000

                 See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

DESCRIPTION OF THE COMPANY:

  The First American Financial Corporation ("the Company"), through its subsidiaries, is engaged in the business of providing real estate-related financial and information services to real property buyers and mortgage lenders. These services include title insurance, tax monitoring, credit reporting, property data services, flood certification, field inspection services, appraisal services, mortgage loan servicing systems, mortgage document preparation and home warranties. The Company also provides investment, trust and thrift services.

SIGNIFICANT ACCOUNTING POLICIES:

 Principles of consolidation

  The consolidated financial statements include the accounts of The First American Financial Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

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

  Equity securities are carried at fair value and consist primarily of investments in marketable common stocks of corporate entities in which the Company's ownership does not exceed 20%.

  Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting, and notes receivable, which are carried at the lower of cost or fair value less costs to sell.

  The Company classifies its debt and equity securities portfolio as available-for-sale and, accordingly, includes unrealized gains and losses, net of related tax effects, as a separate component of stockholders' equity. Realized gains and losses on investments are determined using the specific identification method.

 Property and equipment

  Furniture and equipment includes computer software acquired and developed for internal use and for use with the Company's products. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use. Capitalized development costs for internal use software include only incremental payments to third parties.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 45 and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 10 years.

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

 Assets acquired in connection with claim settlements

  In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property, or judgment liens. These assets, sometimes referred to as "salvage assets," are carried at the lower of cost or fair value less costs to sell.

 Goodwill and other intangibles

  Goodwill recognized in business combinations is amortized over its estimated useful life ranging from 20 to 40 years. Other intangibles, which include customer lists, covenants not to compete and organization costs, are amortized over their estimated useful lives, ranging from 3 to 20 years.

 Impairment of goodwill, loans receivable and other long-lived assets

  The Company periodically reviews the carrying value of goodwill, loans receivable and other long-lived assets for impairment when events or circumstances warrant such a review.

  To the extent that the undiscounted cash flows related to the businesses underlying the goodwill are less than the carrying value of the related goodwill, such goodwill will be reduced to the amount of the undiscounted cash flows.

  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral dependent.

  To the extent that the undiscounted cash flows related to other long-lived assets are less than the assets' carrying value, the carrying value of such assets is reduced to the assets' fair value.

 Deferred policy acquisition costs

  Deferred policy acquisition costs are directly related to the procurement of tax service and home warranty contracts. These costs are deferred and amortized to expense in the same manner as contract fees are recognized as revenues.

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

  Revenues from tax service contracts are recognized over the estimated duration of the contracts as the related servicing costs are estimated to occur.

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

 Earnings per share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 became effective for 1997 and requires the presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued.

  The Company's only potential dilutive common shares are stock options (see
Note 11). Stock options are reflected in diluted earnings per share by application of the treasury stock method. All earnings per share amounts presented have been restated to reflect the adoption of SFAS No. 128.

 Risk of real estate market

  Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply.

 Use of Estimates

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

 Fiduciary assets and liabilities

  Assets and liabilities of the trusts and escrows administered by the Company are not included in the consolidated balance sheets.

NOTE 2.

STATUTORY RESTRICTIONS ON STOCKHOLDERS' EQUITY AND INVESTMENTS:

  Pursuant to insurance and other regulations of the various states in which the Company's title insurance subsidiary, First American Title Insurance Company (FATICO), operates, the amount of dividends, loans and advances available to the parent company from FATICO is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the parent company from FATICO in 1998 is $52.1 million.
  Investments carried at $16.5 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 1997.
  FATICO maintained statutory capital and surplus of $210.3 million and $208.3 million at December 31, 1997 and 1996, respectively. Statutory net income for the years ended December 31, 1997, 1996 and 1995 was $35.9 million, $34.6 million and $11.4 million, respectively.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3.

DEBT AND EQUITY SECURITIES:

  The amortized cost and estimated fair value of investments in debt securities are as follow:

                                                            GROSS
                                                         UNREALIZED    ESTIMATED
                                              AMORTIZED -------------    FAIR
                                                COST    GAINS  LOSSES    VALUE
                                              --------- ------ ------  ---------
                                                       (IN THOUSANDS)
   December 31, 1997
   U.S. Treasury securities.................. $ 38,972  $  792 $ (46)  $ 39,718
   Corporate securities......................   54,884     717   (22)    55,579
   Obligations of state and political
    subdivisions.............................   38,977   1,092           40,069
   Mortgage-backed securities................   16,186      36   (85)    16,137
                                              --------  ------ -----   --------
                                              $149,019  $2,637 $(153)  $151,503
                                              ========  ====== =====   ========
   December 31, 1996
   U.S. Treasury securities.................. $ 42,956  $  621 $(146)  $ 43,431
   Corporate securities......................   37,636      87  (165)    37,558
   Obligations of state and political
    subdivisions.............................   38,544     290   (23)    38,811
   Mortgage-backed securities................   11,038      37  (299)    10,776
                                              --------  ------ -----   --------
                                              $130,174  $1,035 $(633)  $130,576
                                              ========  ====== =====   ========

  The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturities, are as follows:

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
                                                                (IN THOUSANDS
   Due in one year or less.................................. $  17,055 $ 17,220
   Due after one year through five years....................    63,304   63,726
   Due after five years through ten years...................    47,268   49,102
   Due after ten years......................................     5,206    5,318
                                                             --------- --------
                                                               132,833  135,366
   Mortgage-backed securities...............................    16,186   16,137
                                                             --------- --------
                                                             $ 149,019 $151,503
                                                             ========= ========

  The cost and estimated fair value of investments in equity securities are as follows:

                                                            GROSS
                                                         UNREALIZED
                                                        ------------- ESTIMATED
                                                 COST   GAINS  LOSSES FAIR VALUE
                                                ------- ------ ------ ----------
                                                         (IN THOUSANDS)
   December 31, 1997
   Common stocks:
     Corporate securities...................... $ 7,941 $5,856  $(82)  $13,715
     Other.....................................      78    111             189
                                                ------- ------  ----   -------
                                                $ 8,019 $5,967  $(82)  $13,904
                                                ======= ======  ====   =======
   December 31, 1996
   Common stocks:
     Corporate securities...................... $ 4,614 $3,838  $(82)  $ 8,370
     Other.....................................      91     56             147
                                                ------- ------  ----   -------
                                                $ 4,705 $3,894  $(82)  $ 8,517
                                                ======= ======  ====   =======

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Sales of debt and equity securities resulted in realized gains of $706,000, $3,257,000 and $1,316,000 and realized losses of $348,000, $646,000 and
$358,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The fair value of debt and equity securities was estimated using quoted market prices.

NOTE 4.

LOANS RECEIVABLE:

  Loans receivable are summarized as follows:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
     Real estate-mortgage..................................... $65,384  $55,835
     Assigned lease payments..................................      50       81
     Other....................................................      36      139
                                                               -------  -------
                                                                65,470   56,055
                                                               -------  -------
     Unearned income on lease contracts.......................     (18)     (33)
     Allowance for loan losses................................  (1,185)  (1,050)
     Participations sold......................................    (481)    (140)
     Deferred loan fees, net..................................    (408)    (576)
                                                               -------  -------
                                                                (2,092)  (1,799)
                                                               -------  -------
                                                               $63,378  $54,256
                                                               =======  =======

  Real estate loans are secured by properties located in Southern California. The average yield on the Company's loan portfolio was 11% for the years ended December 31, 1997 and 1996. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

  The fair value of loans receivable was $64.2 million and $54.3 million at December 31, 1997 and 1996, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

  The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known and inherent risks in the portfolio.

NOTE 5.

ASSETS ACQUIRED IN CONNECTION WITH CLAIM SETTLEMENT:

                                                                   DECEMBER 31
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS)
     Notes receivable........................................... $12,177 $11,083
     Real estate................................................   5,013   7,156
     Judgments and other........................................   3,929   6,031
                                                                 ------- -------
                                                                 $21,119 $24,270
                                                                 ======= =======

  The above amounts are net of valuation reserves of $11.1 million and $10.3 million at December 31, 1997 and 1996, respectively.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The fair value of notes receivable was $12.5 million and $10.1 million at December 31, 1997 and 1996, respectively, and was estimated based on the discounted value of the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit quality.

  The activity in the valuation reserve is summarized as follows:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
     Balance at beginning of year............................. $10,278  $11,246
     Provision for losses.....................................   4,678    4,948
     Dispositions.............................................  (3,821)  (5,916)
                                                               -------  -------
     Balance at end of year................................... $11,135  $10,278
                                                               =======  =======

NOTE 6.

DEMAND DEPOSITS:

  Passbook and investment certificate accounts are summarized as follows:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Passbook.................................................... $13,209 $13,335
   Certificate accounts:
     Less than one year........................................  28,798  23,753
     One to five years.........................................  20,468  14,233
                                                                ------- -------
                                                                $62,475 $51,321
                                                                ======= =======
   Annualized interest rates:
     Passbook..................................................   5%      5%
     Certificate accounts......................................  6%-8%   5%-8%

  The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $49.4 million and $38.0 million at December 31, 1997 and 1996, respectively, and was estimated based on the discounted value of the future cash flows using a discount rate approximating current market for similar liabilities.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 7.

RESERVE FOR KNOWN AND INCURRED BUT NOT REPORTED CLAIMS:

  Activity in the reserve for known and incurred but not reported claims is summarized as follows:

                                                     YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Balance at beginning of year................... $245,245  $238,161  $206,743
                                                   --------  --------  --------
   Provision related to:
     Current year.................................   85,645    81,539    82,632
     Prior years..................................    4,678     4,948     7,755
                                                   --------  --------  --------
   Total provision................................   90,323    86,487    90,387
                                                   --------  --------  --------
   Payments related to:
     Current year.................................   39,934    29,680    25,039
     Prior year...................................   39,745    43,967    40,934
                                                   --------  --------  --------
   Total payments.................................   79,679    73,647    65,973
                                                   --------  --------  --------
   Other..........................................   (5,063)   (5,756)    7,004
                                                   --------  --------  --------
   Balance at end of year......................... $250,826  $245,245  $238,161
                                                   ========  ========  ========

  "Other" primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements. Included in 1995 is $10.0 million in purchase accounting adjustments. Claims activity associated with reinsurance is not material and, therefore, not presented separately.

NOTE 8.

NOTES AND CONTRACTS PAYABLE:

                                                                   DECEMBER 31
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Secured notes payable pursuant to amended credit agreement..  $ 5,320 $37,250
   Trust deed notes with maturities through 2017, secured by
    land and buildings with a net book value of $11,739 average
    rate of 8 1/2%.............................................    7,359   8,630
   Other notes and contracts payable with maturities through
    2005,
    average rate of 7 1/2%.....................................   29,294  25,377
                                                                 ------- -------
                                                                 $41,973 $71,257
                                                                 ======= =======

  In April 1997, the Company paid off the variable rate indebtedness portion of the amended credit agreement with proceeds received from its junior subordinated interest debentures (see Note 13).

  At December 31, 1997, the Company's remaining borrowings under its amended bank credit agreement consisted of fixed rate indebtedness of $5.3 million, maturing in April 1999 and bearing interest at 9.38% per annum.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  During July 1997, the Company amended the credit agreement to relax and/or eliminate certain restrictive covenants and increase the revolving line of credit to $75.0 million which was unused as of December 31, 1997. In November 1997, the Company further amended the credit agreement to issue a letter of credit in the amount of $5.7 million to secure its fixed rate obligation and release as security the capital stock of its wholly owned subsidiaries.

  Pursuant to the terms of the credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt to capitalization ratios.

  The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1997, are as follows (in thousands):

       1998............................................................. $13,503
       1999............................................................. $11,813
       2000............................................................. $ 5,599
       2001............................................................. $ 4,381
       2002............................................................. $ 1,723

  The fair value of notes and contracts payable was $44.3 million and $70.6 million at December 31, 1997 and 1996, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted average interest rate for the Company's notes and contracts payable was 8% and 7% at December 31, 1997 and 1996, respectively.

NOTE 9.

INCOME TAXES:

  Income taxes are summarized as follows:

                                                           1997    1996    1995
                                                          ------- ------- ------
                                                              (IN THOUSANDS)
     Current:
       Federal........................................... $27,234 $28,535 $3,442
       State.............................................   3,925   6,038  1,810
                                                          ------- ------- ------
                                                           31,159  34,573  5,252
                                                          ------- ------- ------
     Deferred:
       Federal...........................................   9,747     232     70
       State.............................................     594     795    878
                                                          ------- ------- ------
                                                           10,341   1,027    948
                                                          ------- ------- ------
                                                          $41,500 $35,600 $6,200
                                                          ======= ======= ======

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Income taxes differ from the amounts computed by applying the federal income tax rate of 35%. A reconciliation of this difference is as follows:

                                                       1997     1996     1995
                                                      -------  -------  ------
                                                          (IN THOUSANDS)
     Taxes calculated at federal rate................ $37,173  $31,216  $4,825
     Tax exempt interest income......................    (651)    (669)   (719)
     Tax effect of minority interests................   1,286      918     746
     State taxes, net of federal benefit.............   3,706    4,442   2,456
     Exclusion of certain meals and entertainment
      expenses.......................................   2,889    2,429   2,391
     Change in tax reserves..........................                   (2,301)
     Other items, net................................  (2,903)  (2,736) (1,198)
                                                      -------  -------  ------
                                                      $41,500  $35,600  $6,200
                                                      =======  =======  ======

  The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Deferred tax assets:
     Deferred revenue.......................................... $23,066 $25,709
     Employee benefits.........................................  11,021   9,811
     Title claims and related salvage..........................   3,183  11,934
     Bad debt reserves.........................................   4,952   3,382
     Acquisition reserve.......................................   3,970   2,254
     State taxes...............................................     346     441
     Other.....................................................   7,009   4,261
                                                                ------- -------
       Total deferred tax assets...............................  53,547  57,792
                                                                ======= =======
   Deferred tax liabilities:
     Depreciable and amortizable assets........................  15,116  13,611
     Unrealized gain on securities.............................   2,929   1,475
     Sale leaseback............................................   1,327   1,462
     Other.....................................................   2,612   2,843
                                                                ------- -------
       Total deferred tax liabilities..........................  21,984  19,391
                                                                ------- -------
   Net deferred tax asset...................................... $31,563 $38,401
                                                                ======= =======

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 10.

EMPLOYEE BENEFIT PLANS:

  The Company has pension and other retirement benefit plans covering substantially all employees. The Company's principal pension plan, amended to be noncontributory effective January 1, 1995, is a qualified defined benefit plan with benefits based on the employee's years of service and the highest five consecutive years' compensation during the last ten years of employment. The Company's policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has nonqualified unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are intended to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives.

  Net pension cost for the Company's pension and other retirement benefit plans includes the following components:

                               1997      1996     1995
                             --------  --------  -------
                                  (IN THOUSANDS)
   Service cost--benefits
    earned during the year.  $ 10,550  $  9,186  $ 7,798
   Interest cost on
    projected benefit
    obligation.............    11,178     9,764    8,741
   Actual gain on plan
    assets.................   (20,555)  (10,517)  (9,636)
   Net amortization and
    deferral...............    14,531     5,810    4,674
                             --------  --------  -------
   Net periodic pension
   cost....................  $ 15,704  $ 14,243  $11,577
                             ========  ========  =======

  The following table sets forth the plans' status at:

                                                  DECEMBER 31,
                                   --------------------------------------------
                                                 (IN THOUSANDS)
                                           1997                   1996
                                   ---------------------- ---------------------
                                               UNFUNDED              UNFUNDED
                                    FUNDED   SUPPLEMENTAL FUNDED   SUPPLEMENTAL
                                   PENSION     BENEFIT    PENSION    BENEFIT
                                    PLANS       PLANS      PLANS      PLANS
                                   --------  ------------ -------  ------------
Present value of benefit
 obligation:
  Vested benefits................. $ 97,463    $19,766    $74,536    $17,137
  Non-vested benefits.............    8,619      5,303      7,479      5,068
                                   --------    -------    -------    -------
Accumulated benefit obligation....  106,082     25,069     82,015     22,205
Value of future pay increases.....   35,607      7,065     29,663      7,046
                                   --------    -------    -------    -------
Total projected benefit
 obligation.......................  141,689     32,134    111,678     29,251
Plan assets at fair value......... (109,357)              (87,096)
                                   --------    -------    -------    -------
Plan assets less than projected
 benefits obligation..............   32,332     32,134     24,582     29,251
Unrecognized net (asset)
 obligation at transition.........      255     (1,441)       307     (1,801)
Prior service cost not yet
 recognized.......................      457     (1,614)       503     (1,802)
Unrecognized net loss.............  (18,682)    (6,280)   (15,005)    (5,419)
Adjustment to recognize minimum
 liability........................               2,270                 1,976
                                   --------    -------    -------    -------
Accrued pension costs............. $ 14,362    $25,069    $10,387    $22,205
                                   ========    =======    =======    =======

  The rate of increase in future compensation levels for the plans of 4 1/2% and the weighted average discount rates of 7 1/4% and 7 3/4% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1997 and 1996, respectively. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with projected long-term rates of return of 9%.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The Company's principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plans holds 2,192,000 and 2,391,000 shares of the Company's common stock, representing 13% and 14% of the total shares outstanding at December 31, 1997, and 1996 respectively.

  The Company also has a Stock Bonus Plan for key employees pursuant to which 86,000, 75,000 and 98,000 common shares were awarded for 1997, 1996 and 1995, respectively, resulting in a charge to operations of $2.2 million, $1.3 million and $1.2 million, respectively. The Plan, as amended December 9, 1992, provides that a total of up to 450,000 common shares may be awarded in any one year.

  Effective January 1, 1995, the Company adopted The First American Financial Corporation 401(k) Savings Plan ("The Savings Plan"), which is available to substantially all employees. The Savings Plan allows for employee elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code.

NOTE 11.

STOCK OPTION PLANS:

  On April 24, 1996, the Company implemented The First American Financial Corporation 1996 Stock Option Plan ("the Stock Option Plan"). Under the Stock Option Plan, options are granted to certain employees to purchase the Company's common stock at a price no less than the market value of the shares on the date of the grant. The maximum number of shares that may be subject to options is 1,875,000. Currently outstanding options become exercisable one to five years, and expire 10 years, from the grant date. On April 24, 1997, the Company implemented The First American Financial Corporation 1997 Directors' Stock Plan ("the Directors' Plan"). The Directors' Plan is similar to the employees' Stock Option Plan, except that the maximum number of shares that may be subject to options is 600,000 and the maximum number of shares that may be purchased pursuant to options granted shall not exceed 2,250 shares during any 12-consecutive-month period.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accounting for its plan, the Company, in accordance with the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS,
                                                                   EXCEPT PER
                                                                 SHARE AMOUNTS)
   Net income:
     As reported................................................ $64,709 $53,589
     Pro forma.................................................. $63,909 $53,070
   Earnings per share:
     As reported
       Basic.................................................... $  3.73 $  3.12
       Diluted.................................................. $  3.64 $  3.09
     Pro forma
       Basic.................................................... $  3.68 $  3.09
       Diluted.................................................. $  3.59 $  3.06

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 1.2% and 1.9%; expected volatility of 38.1% and 41.0%; risk-free interest rate of 6.3% and 6.5%; and expected life of six years. The weighted-average fair value of options granted during 1997 and 1996 was $12.79 and $6.57, respectively.

  Transactions involving stock options are summarized as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                            OUTSTANDING  PRICE
                                                            ----------- --------
                                                               (IN THOUSANDS,
                                                              EXCEPT WEIGHTED-
                                                              AVERAGE EXERCISE
                                                                   PRICE)
   Balance at December 31, 1995............................
   Granted during 1996.....................................    1,005     $17.08
                                                               -----     ------
   Balance at December 31, 1996............................    1,005     $17.08
   Granted during 1997.....................................       69     $31.50
   Exercised during 1997...................................       97     $17.08
   Forfeited during 1997...................................       44     $17.08
                                                               -----     ------
   Balance at December 31, 1997............................      933     $18.15
                                                               =====     ======

  At December 31, 1997, the range of exercise prices was $17.08--$39.83 and the weighted-average remaining contractual life of outstanding options was six years. The number of options exercisable was 104,250 and the weighted-average exercise price of those options was $17.08. There were no options exercisable at December 31, 1996.

NOTE 12.

COMMITMENTS AND CONTINGENCIES:

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

  Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):

       1998............................................................ $ 71,522
       1999............................................................   53,280
       2000............................................................   31,836
       2001............................................................   21,535
       2002............................................................   16,889
       Later Years.....................................................   43,015
                                                                        --------
                                                                        $238,077
                                                                        ========

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Total rental expense for all operating leases and month-to-month rentals was $78.3 million, $63.9 million and $58.6 million for 1997, 1996 and 1995, respectively.

  The Company is involved in various routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a materially adverse effect on its financial condition or results of operations.

NOTE 13.

JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

  On April 22, 1997, the Company issued and sold $100.0 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust I. In connection with the subsidiary's issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes, due 2012. The sole assets of the subsidiary are and will be the subordinated interest notes. The Company's obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary's obligations under the preferred securities. Distributions payable on the securities are included as interest expense in the Company's consolidated income statement.

NOTE 14.

STOCKHOLDERS' EQUITY:

  On October 23, 1997, the Company adopted a Shareholder Rights Plan. Under the Rights Plan, after the close of business on November 15, 1997, each holder of the Company's common shares received a dividend distribution of one Right for each common share held. Each Right entitles the holder thereof to buy a preferred share fraction equal to 1/100,000 of a share of Series A Junior Participating Preferred Shares of the Company at an exercise price of $265 per preferred share fraction. Each fraction is designed to be equivalent in voting and dividend rights to one common share.

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

  In addition, if after any person has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company's common shares are changed or converted, or if the Company sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other person (or its parent) having a value of twice the Right's exercise price.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  On January 15, 1998, the Company distributed a 3-for-2 common stock split in the form of a 50% stock dividend. This resulted in an increase of 5,791,492 common shares outstanding with the par value of these additional shares being capitalized by a transfer from additional paid-in capital to the common stock account. This stock split has been reflected in the consolidated statements of stockholders' equity on a retroactive basis as of December 31, 1994. In order to effect the stock split, the Company increased its authorized shares from 24,000,000 to 36,000,000. All references in the consolidated financial statements with regards to common stock, additional paid-in capital, number of shares of common stock and per share amounts have been restated to reflect the stock split.

NOTE 15.

SUBSEQUENT EVENTS:

  On January 1, 1998, the Company formed a limited liability corporation ("LLC") with Experian Group ("Experian"). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division ("RES"). The LLC is 80% owned by the Company and 20% owned by Experian. RES is a supplier of core real estate data, providing, among other things, property valuation information, title insurance, tax information and imaged title documents.

  This business combination has been accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair values at January 1, 1998. In addition, as a result of the transaction, the Company will recognize a pretax gain of $33.0 million in the first quarter 1998. The operating results of the LLC will be included in the Company's consolidated financial statements commencing January 1, 1998.

NOTE 16.

SEGMENT FINANCIAL INFORMATION:

  The Company's operations include four reportable segments: title insurance, real estate information, home warranty and trust and banking. The title insurance segment issues policies which are insured statements of the condition of title to real property. The real estate information segment provides to lender customers the status of tax payments on real property securing their loans, credit information derived from at least two credit bureau sources, flood zone determination reports which provide information on whether or not a property is in a special flood hazard area, as well as other real estate-related information services. The home warranty segment issues one-year warranties which protect homeowners against defects in home fixtures. The trust and banking segment provides full-service trust and depository services, accepts deposits and makes real estate secured loans.

  The title insurance and real estate information segments operate through networks of offices nationwide. The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services abroad in Australia, the Bahama Islands, Canada, Guam, Mexico, Puerto Rico, the U.S. Virgin Islands and the United Kingdom. Home warranty services are available in Arizona, California, Nevada, North Carolina, South Carolina, Texas, Utah and Washington. The trust, banking and thrift businesses operate in Southern California.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for 1998 and requires certain information about a company's operating segments and products and services. The Company believes that the adoption of SFAS No. 131 will not materially alter its segment disclosures and related information.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Selected financial information about the Company's operations by segment for each of the past three years is as follows:

                                                               DEPRECIATION
                                         PRETAX                    AND        CAPITAL
                           REVENUES   PROFIT (LOSS)   ASSETS   AMORTIZATION EXPENDITURES
                          ----------- ------------- ---------- ------------ ------------
                                                  (IN THOUSANDS)
1997
Title Insurance.........  $ 1,482,993   $ 95,636    $  656,622   $23,501      $39,190
Real Estate Information.      331,152     45,317       312,666    12,369       33,602
Home Warranty...........       51,005      9,741        81,444       424          768
Trust and Banking.......       20,007      4,062        83,423       604          676
Corporate...............        2,304    (31,643)       33,989     1,251          250
                          -----------   --------    ----------   -------      -------
                          $ 1,887,461   $123,113    $1,168,144   $38,149      $74,486
                          ===========   ========    ==========   =======      =======
1996
Title Insurance.........  $ 1,288,947   $ 66,056    $  584,800   $17,236      $30,082
Real Estate Information.      247,810     52,581       225,527     8,281       17,060
Home Warranty...........       41,927      8,178        67,622       296          277
Trust and Banking.......       17,839      3,728        72,473       438        1,366
Corporate...............        1,043    (24,678)       29,372       991
                          -----------   --------    ----------   -------      -------
                          $ 1,597,566   $105,865    $  979,794   $27,242      $48,785
                          ===========   ========    ==========   =======      =======
1995
Title Insurance.........  $ 1,052,823   $ 17,540    $  532,697   $13,356      $20,321
Real Estate Information.      147,004     19,690       182,499     6,205        7,984
Home Warranty...........       35,531      6,828        56,637       289          149
Trust and Banking.......       14,110      3,304        63,416       331        1,189
Corporate...............          748    (19,948)       38,529       609
                          -----------   --------    ----------   -------      -------
                          $ 1,250,216   $ 27,414    $  873,778   $20,790      $29,643
                          ===========   ========    ==========   =======      =======

  Corporate consists primarily of unallocated interest expense, minority interest, equity in earnings of affiliated companies and personnel and other operating expenses associated with the Company's home office facilities.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                      UNAUDITED QUARTERLY FINANCIAL DATA

                                                  QUARTER ENDED
                                   --------------------------------------------
                                   MARCH 31 JUNE 30  SEPTEMBER 30  DECEMBER 31
                                   -------- -------- ------------- ------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year Ended December 31, 1997
Revenues.......................... $382,877 $450,374   $501,848      $552,362
                                   ======== ========   ========      ========
Income before income taxes........ $  4,766 $ 30,216   $ 33,572      $ 37,655
                                   ======== ========   ========      ========
Net income........................ $  2,866 $ 18,516   $ 20,572      $ 22,755
                                   ======== ========   ========      ========
Net income per share (Note A):
  Basic........................... $    .17 $   1.06   $   1.19      $   1.31
                                   ======== ========   ========      ========
  Diluted......................... $    .16 $   1.05   $   1.16      $   1.27
                                   ======== ========   ========      ========
Year Ended December 31, 1996
Revenues.......................... $347,376 $413,374   $411,304      $425,512
                                   ======== ========   ========      ========
Income before income taxes........ $ 14,982 $ 32,827   $ 23,569      $ 17,811
                                   ======== ========   ========      ========
Net income........................ $  8,582 $ 19,427   $ 13,769      $ 11,811
                                   ======== ========   ========      ========
Net income per share (Note A):
  Basic........................... $    .50 $   1.13   $   0.80      $   0.69
                                   ======== ========   ========      ========
  Diluted......................... $    .50 $   1.13   $   0.79      $   0.67
                                   ======== ========   ========      ========

  The Company's primary business segments are cyclical in nature, with the spring and summer months historically being the strongest. However, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, can cause unusual fluctuations in the Company's quarterly operating results. See Management's Discussion and Analysis in Part 1, Item 7 of this report for further discussion of the Company's results of operations.

  Note A--After adjustment for 3-for-2 stock split effected January 15, 1998, and restatement for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

                                                                      SCHEDULE I
                                                                          1 OF 1

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997

              COLUMN A                 COLUMN B     COLUMN C      COLUMN D
              --------               ------------ ------------ ---------------
                                                               AMOUNT AT WHICH
                                                                SHOWN IN THE
         TYPE OF INVESTMENT              COST     MARKET VALUE  BALANCE SHEET
         ------------------          ------------ ------------ ---------------
Deposits with savings and loan
 associations and banks:
  Registrant........................ $     50,000 $     50,000  $     50,000
                                     ------------ ------------  ------------
  Consolidated...................... $ 29,029,000 $ 29,029,000  $ 29,029,000
                                     ------------ ------------  ------------
Debt securities:
  Registrant--None
  Consolidated
    U.S. Treasury securities........ $ 38,972,000 $ 39,718,000  $ 39,718,000
    Corporate securities............   54,884,000   55,579,000    55,579,000
    Obligations of states and
     political subdivisions.........   38,977,000   40,069,000    40,069,000
    Mortgage-backed securities......   16,186,000   16,137,000    16,137,000
                                     ------------ ------------  ------------
                                     $149,019,000 $151,503,000  $151,503,000
                                     ------------ ------------  ------------
Equity securities:
  Registrant--None
  Consolidated...................... $  8,019,000 $ 13,904,000  $ 13,904,000
                                     ------------ ------------  ------------
Other long-term investments:
  Registrant--None
  Consolidated...................... $ 35,047,000 $ 35,047,000  $ 35,047,000
                                     ------------ ------------  ------------
Total Investments:
  Registrant........................ $     50,000 $     50,000  $     50,000
                                     ============ ============  ============
  Consolidated...................... $221,114,000 $229,483,000  $229,483,000
                                     ============ ============  ============

                                                                     SCHEDULE II
                                                                          1 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         PARENT COMPANY BALANCE SHEETS

                                                           DECEMBER 31
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
                      ------
Cash and cash equivalents.......................... $  9,657,000  $  8,983,000
                                                    ------------  ------------
Stock of subsidiaries, at equity...................  624,690,000   532,128,000
                                                    ------------  ------------
Deposits with savings and loan associations and
 banks.............................................       50,000         0,000
                                                    ------------  ------------
Property and equipment, at cost:
  Land.............................................      425,000       425,000
  Buildings and building improvements..............    5,006,000     5,006,000
  Less--accumulated depreciation...................   (4,628,000)   (4,442,000)
                                                    ------------  ------------
                                                         803,000       989,000
                                                    ------------  ------------
Other assets.......................................    5,217,000     4,471,000
                                                    ------------  ------------
                                                    $640,417,000   546,621,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Dividends payable.................................. $  2,376,000  $  2,118,000
                                                    ------------  ------------
Accrued expenses...................................    1,798,000       322,000
                                                    ------------  ------------
Payable to subsidiaries............................  114,143,000   146,268,000
                                                    ------------  ------------
Notes and contracts payable........................   10,688,000    45,448,000
                                                    ------------  ------------
Guaranteed preferred beneficial interests in
 Company's junior subordinated deferrable interest
 debentures........................................  100,000,000
                                                    ------------
Stockholders' equity:
  Preferred stock, $1 par value; Authorized--
   500,000 shares;
   Outstanding--None
  Common stock, $1 par value; Authorized--
   36,000,000 shares;
   Outstanding--17,374,000 and 17,331,000 shares...   17,374,000    17,331,000
  Additional paid-in capital.......................   43,953,000    43,643,000
  Retained earnings................................  344,645,000   288,754,000
  Net unrealized gain on securities................    5,440,000     2,737,000
                                                    ------------  ------------
    Total stockholders' equity.....................  411,412,000   352,465,000
                                                    ------------  ------------
                                                    $640,417,000  $546,621,000
                                                    ============  ============

                See Notes to Parent Company Financial Statements

                                                                     SCHEDULE II
                                                                          2 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      PARENT COMPANY STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31
                                             -----------------------------------
                                                1997        1996        1995
                                             ----------- ----------- -----------
Revenues:
  Interest and other income................. $   501,000 $   891,000 $   837,000
  Equity in earnings of subsidiaries........  94,479,000  75,696,000  25,803,000
                                             ----------- ----------- -----------
                                              94,980,000  76,587,000  26,640,000
                                             ----------- ----------- -----------
Expenses:
  Interest..................................   7,450,000   3,635,000   5,040,000
  Depreciation..............................     186,000     186,000     185,000
  Other administrative expenses.............  22,635,000  19,177,000  13,828,000
                                             ----------- ----------- -----------
                                              30,271,000  22,998,000  19,053,000
                                             ----------- ----------- -----------
Net income.................................. $64,709,000 $53,589,000 $ 7,587,000
                                             =========== =========== ===========
Net income per share:
  Basic..................................... $      3.73 $      3.12 $      0.44
                                             =========== =========== ===========
  Diluted................................... $      3.64 $      3.09 $      0.44
                                             =========== =========== ===========
Weighted Average Shares:
  Basic.....................................  17,362,000  17,179,000  17,105,000
                                             =========== =========== ===========
  Diluted...................................  17,785,000  17,325,000  17,105,000
                                             =========== =========== ===========


                See Notes to Parent Company Financial Statements

                                                                     SCHEDULE II
                                                                          3 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $ 64,709,000  $ 53,589,000  $  7,587,000
  Adjustments to reconcile net income
   to cash (used for) provided by
   operating activities--
    Depreciation.....................       186,000       186,000       185,000
    Expense relating to stock plans..     2,335,000     1,270,000     1,153,000
    Equity in earnings of
     subsidiaries, net of dividends..   (76,808,000)  (63,697,000)  (25,802,000)
    Other............................                                  (225,000)
  Changes in assets and liabilities,
   excluding effects of company
   acquisitions and noncash
   transactions--
    (Increase) decrease in other
     assets..........................      (746,000)      453,000       503,000
    Increase in dividends payable and
     accrued expenses................     1,734,000       174,000         7,000
    (Decrease) increase in
     intercompany accounts...........   (23,286,000)   23,369,000    40,509,000
                                       ------------  ------------  ------------
      Cash (used for) provided by
       operating activities..........   (31,876,000)   15,344,000    23,917,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Capital contribution to subsidiary.   (21,342,000)
  Net increase in deposits with
   banks.............................                                   (50,000)
  Sales of equity securities.........                                 1,933,000
                                       ------------                ------------
      Cash (used for) provided by
       investing activities..........   (21,342,000)                  1,883,000
                                       ------------                ------------
Cash flows from financing activities:
  Proceeds from issuance of junior
   subordinated debentures...........   100,000,000
  Proceeds from exercise of stock
   options...........................     1,653,000
  Proceeds from issuance of stock to
   employees savings plan............       980,000
  Repayment of debt..................   (34,760,000)  (14,313,000)  (11,121,000)
  Purchase of Company shares.........    (5,163,000)   (3,535,000)   (3,592,000)
  Cash dividends.....................    (8,818,000)   (7,928,000)   (6,850,000)
                                       ------------  ------------  ------------
      Cash provided by (used for)
       financing activities..........    53,892,000   (25,776,000)  (21,563,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................       674,000   (10,432,000)    4,237,000
Cash and cash equivalents--
  Beginning of year..................     8,983,000    19,415,000    15,178,000
                                       ------------  ------------  ------------
  End of year........................  $  9,657,000  $  8,983,000  $ 19,415,000
                                       ============  ============  ============
Supplementary information:
  Cash paid during the year for
   interest..........................  $  5,973,000  $  3,835,000  $  4,986,000
Noncash investing and financing
 activities:
  Shares issued for benefits plan....  $  2,185,000  $  1,270,000  $  1,153,000
  Company acquisitions in exchange
   for common stock..................  $    548,000  $  7,558,000  $  2,712,000

                See Notes to Parent Company Financial Statements

                                                                    SCHEDULE II
                                                                         4 OF 4

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE A

  The composition of Notes and Contracts Payable consists of:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
   Secured notes payable to financial institutions....  $ 5,320,000 $37,250,000
   Trust deed notes with maturities through 2002,
    average rate of 10%. Secured by land and buildings
    with an aggregate net book
    value of $872,000.................................      623,000     759,000
   Other notes and contracts payable with maturities
    through 2000,
    average rate of 7%................................    4,745,000   7,439,000
                                                        ----------- -----------
                                                        $10,688,000 $45,448,000
                                                        =========== ===========

  The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1997, are $5,711,000, $4,180,000, $582,000,
$136,000, and $79,000, respectively.

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

                                                                    SCHEDULE III
                                                                          1 OF 2

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             BALANCE SHEET CAPTIONS

COLUMN A                                 COLUMN B        COLUMN C     COLUMN D
--------                             ----------------- ------------ ------------
                                      DEFERRED POLICY     CLAIMS      DEFERRED
SEGMENT                              ACQUISITION COSTS   RESERVES     REVENUES
-------                              ----------------- ------------ ------------
1997
Title Insurance.....................                   $238,141,000 $  2,151,000
Real Estate Information.............    $19,700,000       9,238,000   75,391,000
Home Warranty.......................      5,316,000       3,357,000   26,582,000
Trust and Banking...................                         90,000
Corporate
                                        -----------    ------------ ------------
  Total.............................    $25,016,000    $250,826,000 $104,124,000
                                        ===========    ============ ============

1996
Title Insurance.....................                   $237,596,000 $  4,396,000
Real Estate Information.............    $20,889,000       4,880,000   79,401,000
Home Warranty.......................      3,864,000       2,769,000   20,336,000
Trust and Banking
Corporate...........................
                                        -----------    ------------ ------------
  Total.............................    $24,753,000    $245,245,000 $104,133,000
                                        ===========    ============ ============

                                                                    SCHEDULE III
                                                                          2 OF 2

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                           INCOME STATEMENT CAPTIONS

        COLUMN A             COLUMN F     COLUMN G     COLUMN H     COLUMN I     COLUMN J
        --------          -------------- -----------  ----------- ------------ ------------
                                                                  AMORTIZATION
                                                                  OF DEFERRED
                                             NET                     POLICY       OTHER
                            OPERATING    INVESTMENT      LOSS     ACQUISITION   OPERATING
        SEGMENT              REVENUES      INCOME      PROVISION     COSTS       EXPENSES
        -------           -------------- -----------  ----------- ------------ ------------
1997
Title Insurance.........  $1,461,967,000 $21,026,000  $52,924,000              $247,579,000
Real Estate Information.     331,372,000    (220,000)   9,874,000  $7,532,000   135,453,000
Home Warranty...........      46,859,000   4,146,000   27,338,000     562,000     1,509,000
Trust and Banking.......      20,007,000                  187,000                 8,093,000
Corporate...............                   2,304,000                             10,591,000
                          -------------- -----------  -----------  ----------  ------------
  Total.................  $1,860,205,000 $27,256,000  $90,323,000  $8,094,000  $403,225,000
                          ============== ===========  ===========  ==========  ============
1996
Title Insurance.........  $1,268,233,000 $20,714,000  $58,909,000              $216,091,000
Real Estate Information.     246,745,000   1,065,000    4,453,000  $7,113,000    84,136,000
Home Warranty...........      38,351,000   3,576,000   23,055,000     665,000       658,000
Trust and Banking.......      17,839,000                   70,000                 6,982,000
Corporate...............                   1,043,000                              7,064,000
                          -------------- -----------  -----------  ----------  ------------
  Total.................  $1,571,168,000 $26,398,000  $86,487,000  $7,778,000  $314,931,000
                          ============== ===========  ===========  ==========  ============
1995
Title Insurance.........  $1,034,789,000 $18,034,000  $68,338,000              $186,876,000
Real Estate Information.     145,755,000   1,249,000    3,166,000  $5,891,000    53,636,000
Home Warranty...........      32,531,000   3,000,000   18,857,000   1,748,000        95,000
Trust and Banking.......      14,110,000                   26,000                 5,650,000
Corporate...............                     748,000                              3,927,000
                          -------------- -----------  -----------  ----------  ------------
  Total.................  $1,227,185,000 $23,031,000  $90,387,000  $7,639,000  $250,184,000
                          ============== ===========  ===========  ==========  ============

                                                                     SCHEDULE IV
                                                                          1 OF 1

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                                  REINSURANCE

             TITLE
           INSURANCE
           OPERATING                              TITLE          PERCENTAGE
            REVENUES     CEDED TO   ASSUMED     INSURANCE        OF AMOUNT
             BEFORE       OTHER    FROM OTHER   OPERATING        ASSUMED TO
SEGMENT   REINSURANCE   COMPANIES  COMPANIES     REVENUES    OPERATING REVENUES
-------  -------------- ---------- ---------- -------------- ------------------
1997.... $1,461,551,000 $3,609,000 $4,025,000 $1,461,967,000        0.3%
         ============== ========== ========== ==============        ===
1996.... $1,267,309,000 $2,094,000 $3,018,000 $1,268,233,000        0.2%
         ============== ========== ========== ==============        ===
1995.... $1,034,435,000 $2,840,000 $3,194,000 $1,034,789,000        0.3%
         ============== ========== ========== ==============        ===

                                                                     SCHEDULE V
                                                                         1 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1997

        COLUMN A            COLUMN B          COLUMN C              COLUMN D        COLUMN E
        --------          ------------ -----------------------     -----------    ------------
                                              ADDITIONS
                                       -----------------------
                           BALANCE AT  CHARGED TO  CHARGED TO      DEDUCTIONS      BALANCE AT
                          BEGINNING OF  COSTS AND     OTHER           FROM           END OF
      DESCRIPTION            PERIOD     EXPENSES    ACCOUNTS         RESERVE         PERIOD
      -----------         ------------ ----------- -----------     -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  5,351,000 $ 4,510,000                 $ 2,259,000(A) $  7,602,000
                          ============ ===========                 ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $245,245,000 $90,323,000 $(4,633,000)(B) $80,109,000(C) $250,826,000
                          ============ =========== ===========     ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $  1,050,000 $   243,000                 $   108,000(A) $  1,185,000
                          ============ ===========                 ===========    ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 10,278,000             $ 4,678,000     $ 3,821,000(D) $ 11,135,000
                          ============             ===========     ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
  Consolidated..........  $    438,000                             $   438,000(E)
                          ============                             ===========
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,387,000 $   640,000                 $   220,000(D) $  1,807,000
                          ============ ===========                 ===========    ============

--------
Note A--Amount represents accounts written off, net of recoveries.
Note B--Amount represents $45,000 in purchase accounting adjustments, net of a reclassification of $4,678,000 to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

                                                                     SCHEDULE V
                                                                         2 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1996

        COLUMN A            COLUMN B          COLUMN C               COLUMN D       COLUMN E
        --------          ------------ -----------------------     -------------  ------------
                                              ADDITIONS
                                       -----------------------
                           BALANCE AT  CHARGED TO  CHARGED TO                      BALANCE AT
                          BEGINNING OF  COSTS AND     OTHER         DEDUCTIONS       END OF
      DESCRIPTION            PERIOD     EXPENSES    ACCOUNTS       FROM RESERVE      PERIOD
      -----------         ------------ ----------- -----------     -------------  ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
   Consolidated.........  $  5,970,000 $ 4,386,000                 $ 5,005,000(A) $  5,351,000
                          ============ ===========                 =============  ============
Reserve for title losses
 and other claims:
  Registrant--None
   Consolidated.........  $238,161,000 $86,487,000 $(4,915,000)(B) $74,488,000(C) $245,245,000
                          ============ =========== ===========     =============  ============
Reserve deducted from
 loans receivable:
  Registrant--None
   Consolidated.........  $  1,344,000 $   433,000                 $   727,000(A) $  1,050,000
                          ============ ===========                 =============  ============
Reserve deducted from
 other investments:
  Registrant--None
   Consolidated.........  $    353,000                             $   353,000(D)
                          ============                             =============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
   Consolidated.........  $ 11,246,000             $ 4,948,000     $ 5,916,000(D) $ 10,278,000
                          ============             ===========     =============  ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
   Consolidated.........  $    856,000                             $   418,000(E) $    438,000
                          ============                             =============  ============
Reserve deducted from
 other assets:
  Registrant--None
   Consolidated.........  $  1,420,000 $     2,000                 $    35,000(D) $  1,387,000
                          ============ ===========                 =============  ============

--------
Note A--Amount represents accounts written off, net of recoveries.

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

                                                                     SCHEDULE V
                                                                         3 OF 3
                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1995

        COLUMN A            COLUMN B          COLUMN C            COLUMN D        COLUMN E
        --------          ------------ ----------------------    -----------    ------------
                                             ADDITIONS
                                       ----------------------
                           BALANCE AT  CHARGED TO  CHARGED TO    DEDUCTIONS      BALANCE AT
                           BEGINNING    COSTS AND    OTHER          FROM           END OF
      DESCRIPTION          OF PERIOD    EXPENSES    ACCOUNTS       RESERVE         PERIOD
      -----------         ------------ ----------- ----------    -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
   Consolidated.........  $  4,022,000 $ 2,965,000               $ 1,017,000(A) $  5,970,000
                          ============ ===========               ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
   Consolidated.........  $206,743,000 $90,387,000 $7,004,000(B) $65,973,000(C) $238,161,000
                          ============ =========== ==========    ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
   Consolidated.........  $    950,000 $   562,000               $   168,000(A) $  1,344,000
                          ============ ===========               ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
   Consolidated           $    353,000                                          $    353,000
                          ============                                          ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
   Consolidated.........  $ 12,354,000             $3,019,000    $ 4,127,000(D) $ 11,246,000
                          ============ =========== ==========    ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
   Consolidated.........  $  2,880,000                           $ 2,024,000(E) $    856,000
                          ============                           ===========    ============
Reserve deducted from
 other assets:
  Registrant--None
   Consolidated.........  $  1,342,000 $    84,000               $     6,000    $  1,420,000
                          ============ ===========               ===========    ============

--------
Note A--Amount represents accounts written off, net of recoveries.
Note B--Amount represents $10,023,000 in purchase accounting adjustments, net of a reclassification of $3,019,000 to the reserve for assets acquired in connection with claim settlements.
Note C--Amount represents claim payments, net of recoveries.
Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E--Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

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

   (3)(a) Restated Articles of Incorporation of The First American Financial
          Corporation dated January 1, 1998.
   (4)(a) Amended and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.4) of Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1997.
   (4)(b) Amendment No. 1 dated as of November 10, 1997, to Amended and
          Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.1) of Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
   (4)(c) Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.
   (4)(d) Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
   (4)(e) Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration
          Statement on Form S-4 dated September 18, 1997.
   (4)(f) Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement on Form S-4 dated September 18, 1997.
   (4)(g) Declaration of Trust of First American Capital Trust I dated as of
          April 11, 1997, incorporated by reference herein from Exhibit 4.4 of Registration Statement on Form S-4 dated September 18, 1997.

    (4)(h)  Amended and Restated Declaration of Trust of First American Capital
            Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit 4.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    (4)(i)  Form of New 8.50% Capital Security (Liquidation Amount $1,000 per
            Capital Security), incorporated by reference herein from Exhibit
            4.6 of Registration Statement on Form S-4 dated September 18, 1997.
    (4)(j) Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement on Form S-4 dated
            September 18, 1997.
   *(10)(a) Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
   *(10)(b) Executive Supplemental Benefit Plan dated April 10, 1986, and
            Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
   *(10)(c) Amendment No. 2, dated March 22, 1990, to Executive Supplemental
            Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December
            31, 1989.
   *(10)(d) Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1992.
   *(10)(e) Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(e) of Annual
            Report on Form 10-K for the fiscal year ended December 31, 1996.
   *(10)(f) 1996 Stock Option Plan, incorporated by reference herein from
            Exhibit 4 of Registration Statement on Form S-8 dated December 30,
            1996.
   *(10)(g) 1997 Directors' Stock Plan, incorporated by reference herein from
            Exhibit 4.1 of Registration Statement on Form S-8 dated December
            11, 1997.
    (10)(h) Registration Rights Agreement dated April 22, 1997, incorporated by reference herein from Exhibit (10.1) of Quarterly Report on Form
            10-Q for the quarter ended June 30, 1997.
    (21)    Subsidiaries of the registrant.
    (23)    Consent of Independent Accountants.
    (27)    Financial Data Schedule.

  (b) Reports on Form 8-K

    During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K dated November 7, 1997, reporting that the Company has adopted a shareholder rights plan and, in connection therewith, declared a dividend of Rights to Purchase $1.00 par value Series A Junior Participating Preferred Shares.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE FIRST AMERICAN FINANCIAL
                                   CORPORATION (Registrant)

                                            /s/ Parker S. Kennedy
                               By: ______________________________________
                                              Parker S. Kennedy
                                                   President
                                        (Principal Executive Officer)

                                 Date: March 20, 1998

                                             /s/ Thomas A. Klemens
                               By: ______________________________________
                                                Thomas A. Klemens
                                            Executive Vice President,
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                          Date: March 20, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

        /s/ D.P. Kennedy             Chairman and Director         March 20, 1998
____________________________________
            D.P. Kennedy

     /s/ Parker S. Kennedy           President and Director        March 20, 1998
____________________________________
         Parker S. Kennedy

     /s/ Thomas A. Klemens           Executive Vice President,     March 20, 1998
____________________________________  Chief Financial Officer
         Thomas A. Klemens

                                     Director
____________________________________
         George L. Argyros

       /s/ Gary J. Beban             Director                      March 20, 1998
____________________________________
           Gary J. Beban

      /s/ J. David Chatham           Director                      March 20, 1998
____________________________________
          J. David Chatham

      /s/ William G. Davis           Director                      March 20, 1998
____________________________________
          William G. Davis


             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

       /s/ James L. Doti             Director                      March 20, 1998
____________________________________
           James L. Doti

   /s/ Lewis W. Douglas, Jr.         Director                      March 20, 1998
____________________________________
       Lewis W. Douglas, Jr.

      /s/ Paul B. Fay, Jr.           Director                      March 20, 1998
____________________________________
          Paul B. Fay, Jr.

        /s/ Dale F. Frey             Director                      March 20, 1998
____________________________________
            Dale F. Frey

      /s/ Anthony R. Moiso           Director                      March 20, 1998
____________________________________
          Anthony R. Moiso

                                     Director
____________________________________
         Rudolph J. Munzer

      /s/ Frank E. O'Bryan           Director                      March 20, 1998
____________________________________
          Frank E. O'Bryan

      /s/ Roslyn B. Payne            Director                      March 20, 1998
____________________________________
          Roslyn B. Payne

                                     Director
____________________________________
          D. Van Skilling

   /s/ Virginia M. Ueberroth         Director                      March 20, 1998
____________________________________
       Virginia M. Ueberroth

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                          DESCRIPTION                            PAGE
 -------                        -----------                        ------------
 (3)(a)   Restated Articles of Incorporation of The First
          American Financial Corporation dated January 1, 1998.
 (4)(a)   Amended and Restated Credit Agreement dated as of July
          29, 1997, incorporated by reference herein from
          Exhibit (4.4) of Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1997.
 (4)(b)   Amendment No. 1 dated as of November 10, 1997, to
          Amended and Restated Credit Agreement dated as of July
          29, 1997, incorporated by reference herein from
          Exhibit (4.1) of Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1997.
 (4)(c)   Rights Agreement, dated as of October 23, 1997,
          incorporated by reference herein from Exhibit 4 of
          Registration Statement on Form 8-A dated November 7,
          1997.
 (4)(d)   Junior Subordinated Indenture, dated as of April 22,
          1997, incorporated by reference herein from Quarterly
          Report on Form 10-Q for the quarter ended June 30,
          1997.
 (4)(e)   Form of New 8.50% Junior Subordinated Deferrable
          Interest Debenture, incorporated by reference herein
          from Exhibit 4.2 of Registration Statement on Form S-4
          dated September 18, 1997.
 (4)(f)   Certificate of Trust of First American Capital Trust
          I, incorporated by reference herein from Exhibit 4.3
          of Registration Statement on Form S-4 dated September
          18, 1997.
 (4)(g)   Declaration of Trust of First American Capital Trust I
          dated as of April 11, 1997, incorporated by reference
          herein from Exhibit 4.4 of Registration Statement on
          Form S-4 dated September 18, 1997.
 (4)(h)   Amended and Restated Declaration of Trust of First
          American Capital Trust I dated as of April 22, 1997,
          incorporated by reference herein from Exhibit 4.3 of
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997.
 (4)(i)   Form of New 8.50% Capital Security (Liquidation Amount
          $1,000 per Capital Security), incorporated by
          reference herein from Exhibit 4.6 of Registration
          Statement on Form S-4 dated September 18, 1997.
 (4)(j)   Form of New Guarantee Agreement, incorporated by
          reference herein from Exhibit 4.7 of Registration
          Statement on Form S-4 dated September 18, 1997.
*(10)(a)  Description of Stock Bonus Plan, as amended,
          incorporated by reference herein from Exhibit (10)(a)
          of Annual Report on Form 10-K for the fiscal year
          ended December 31, 1992.
*(10)(b)  Executive Supplemental Benefit Plan dated April 10,
          1986, and Amendment No. 1 thereto dated October 1,
          1986, incorporated by reference herein from Exhibit
          (10)(b) of Annual Report on Form 10-K for the fiscal
          year ended December 31, 1988.
*(10)(c)  Amendment No. 2, dated March 22, 1990, to Executive
          Supplemental Benefit Plan, incorporated by reference
          herein from Exhibit (10)(c) of Annual Report on Form
          10-K for the fiscal year ended December 31, 1989.
*(10)(d)  Management Supplemental Benefit Plan dated July 20,
          1988, incorporated by reference herein from Exhibit
          (10) of Quarterly Report on Form 10-Q for the quarter
          ended June 30, 1992.
*(10)(e)  Pension Restoration Plan (effective as of January 1,
          1994), incorporated by reference herein from Exhibit
          (10)(e) of Annual Report on Form 10-K for the fiscal
          year ended December 31, 1996.

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                          DESCRIPTION                            PAGE
 -------                        -----------                        ------------
 *(10)(f) 1996 Stock Option Plan, incorporated by reference
          herein from Exhibit 4 of Registration Statement on
          Form S-8 dated December 30, 1996.
 *(10)(g) 1997 Directors' Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement on
          Form S-8 dated December 11, 1997.
  (10)(h) Registration Rights Agreement dated April 22, 1997, incorporated by reference herein from Exhibit (10.1)
          of Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997.
  (21)    Subsidiaries of the registrant.
  (23)    Consent of Independent Accountants.
  (27)    Financial Data Schedule.