Form 10-Q
period 1998-03-31
FIRST AMERICAN FINANCIAL CORP
filed 1998-05-15
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1998
                                      --------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    --------------

                       Commission file number     0-3658
                                                  ------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Incorporated in California                        95-1068610
  ---------------------------------------------          ---------------
  (State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                      Identification No.)


        114 East Fifth Street, Santa Ana, California           92701-4699
     ----------------------------------------------------    --------------
          (Address of principal executive offices)             (Zip Code)

                                 (714)558-3211
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Yes    [_]        No   [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  17,965,313 as of May 12, 1998

                         INFORMATION INCLUDED IN REPORT
                         ------------------------------




Part I:   Financial Information
Item 1.   Financial Statements
          A.  Condensed Consolidated Balance Sheets
          B.  Condensed Consolidated Statements of Income
          C.  Condensed Consolidated Statements of Cash Flows
          D.  Notes to Condensed Consolidated Financial Statements
Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations
Part II:  Other Information
Item 4.   Submission of Matters to a Vote of Security Holders
Item 6.   Exhibits and Reports on Form 8-K
          Items 1-3, and 5 have been omitted because they are not applicable with respect to the current reporting period.



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


Date:  May 14, 1998

Part I:  Financial Information
         ---------------------
Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                   ----------------------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
Assets
  Cash and cash equivalents                    $  211,687,000    $  181,531,000
                                               --------------    --------------
  Accounts and accrued income receivable, net     169,159,000       128,017,000
                                               --------------    --------------
  Investments:
    Deposits with savings and loan
      associations and banks                       26,428,000        29,029,000
    Debt securities                               140,933,000       151,503,000
    Equity securities                              20,481,000        13,904,000
    Other long-term investments                    36,419,000        35,047,000
                                               --------------    --------------
                                                  224,261,000       229,483,000
                                               --------------    --------------
  Loans receivable                                 66,573,000        63,378,000
                                               --------------    --------------
  Property and equipment, at cost                 390,776,000       323,065,000
  Less-accumulated depreciation                  (161,195,000)     (122,688,000)
                                               --------------    --------------
                                                  229,581,000       200,377,000
                                               --------------    --------------
  Title plants and other indexes                  146,975,000       100,626,000
                                               --------------    --------------
  Assets acquired in connection with claim
    settlements (net of valuation reserves
    of $10,199,000 and $11,135,000)                20,228,000        21,119,000
                                               --------------    --------------
  Deferred income taxes                            16,943,000        31,563,000
                                               --------------    --------------
  Goodwill and other intangibles, net             134,142,000       132,361,000
                                               --------------    --------------
  Deferred policy acquisition costs                25,171,000        25,016,000
                                               --------------    --------------
  Other assets                                     54,235,000        54,673,000
                                               --------------    --------------
                                               $1,298,955,000    $1,168,144,000
                                               ==============    ==============

Liabilities and Stockholders' Equity
  Demand deposits                              $   61,993,000    $   62,475,000
                                               --------------    --------------
  Accounts payable and accrued liabilities        195,344,000       168,133,000
                                               --------------    --------------
  Deferred revenue                                104,482,000       104,124,000
                                               --------------    --------------
  Reserve for known and incurred but not
    reported claims                               252,927,000       250,826,000
                                               --------------    --------------
  Income taxes payable                             18,425,000         3,987,000
                                               --------------    --------------
  Notes and contracts payable                      39,149,000        41,973,000
                                               --------------    --------------
  Minority interests in consolidated
    subsidiaries                                   63,286,000        25,214,000
                                               --------------    --------------
  Guaranteed Preferred Beneficial Interests
    in Company's Junior Subordinated
    Deferrable Interest Debentures                100,000,000       100,000,000
                                               --------------    --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares;
      Outstanding - none
    Common stock, $1 par value
      Authorized - 36,000,000 shares;
      Outstanding - 17,581,000 and
      17,374,000 shares                            17,581,000        17,374,000
  Additional paid-in capital                       52,934,000        43,953,000
  Retained earnings                               386,968,000       344,645,000
  Net unrealized gain on securities                 5,866,000         5,440,000
                                               --------------    --------------
                                                  463,349,000       411,412,000
                                               --------------    --------------
                                               $1,298,955,000    $1,168,144,000
                                               ==============    ==============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                   ----------------------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                    For the Three Months Ended
                                                              March 31
                                                    ------------   ------------
                                                        1998           1997
                                                    ------------   ------------
Revenues
  Operating revenues                                $561,614,000   $376,425,000
  Investment and other income                         43,435,000      6,452,000
                                                    ------------   ------------
                                                     605,049,000    382,877,000
                                                    ------------   ------------
Expenses
  Salaries and other personnel costs                 199,122,000    140,787,000
  Premiums retained by agents                        140,045,000    122,193,000
  Other operating expenses                           135,000,000     84,470,000
  Provision for title losses and other claims         27,328,000     18,592,000
  Depreciation and amortization                       13,706,000      6,475,000
  Premium taxes                                        4,154,000      4,161,000
  Interest                                             3,576,000      1,122,000
                                                    ------------   ------------
                                                     522,931,000    377,800,000
                                                    ------------   ------------

Income before income taxes and minority interests     82,118,000      5,077,000
Income taxes                                          29,400,000      1,900,000
                                                    ------------   ------------
Income before minority interests                      52,718,000      3,177,000
Minority interests                                     7,753,000        311,000
                                                    ------------   ------------
Net income                                          $ 44,965,000   $  2,866,000
                                                    ============   ============

Net income per share:
  Basic                                             $       2.57   $        .17
                                                    ============   ============
  Diluted                                           $       2.49   $        .16
                                                    ============   ============

Cash dividends per share                            $        .15   $        .12
                                                    ============   ============

Weighted average number of shares:
  Basic                                               17,466,000     17,351,000
                                                    ============   ============
  Diluted                                             18,072,000     17,733,000
                                                    ============   ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                   ----------------------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31
                                                                       ---------------------------
                                                                           1998           1997
                                                                       ------------   ------------
Cash flows from operating activities:
  Net income                                                           $ 44,965,000   $  2,866,000
  Adjustments to reconcile net income to cash provided by (used for)
    operating activities-
      Provision for title losses and other claims                        27,328,000     18,592,000
      Depreciation and amortization                                      13,706,000      6,475,000
      Minority interests in net income                                    7,753,000        311,000
      Investment gain (Note 2)                                          (32,449,000)
      Other, net                                                         (2,287,000)    (1,040,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries         (24,336,000)   (16,953,000)
      Net change in income tax accounts                                  28,829,000     (1,044,000)
      (Increase) decrease in accounts and accrued income receivable     (25,765,000)     1,753,000
      Increase (decrease) in accounts payable and accrued liabilities    15,522,000    (13,874,000)
      Decrease in deferred revenue                                       (5,954,000)    (1,344,000)
      Other, net                                                          5,495,000     (2,556,000)
                                                                       ------------   ------------
  Cash provided by (used for) operating activities                       52,807,000     (6,814,000)
                                                                       ------------   ------------
Cash flows from investing activities:
  Net cash effect of company acquisitions                                (3,396,000)   (10,884,000)
  Net decrease in deposits with banks                                     2,601,000      2,116,000
  Net increase in loans receivable                                       (3,195,000)    (2,275,000)
  Purchases of debt and equity securities                               (15,625,000)    (9,155,000)
  Proceeds from sales of debt and equity securities                      14,679,000      8,624,000
  Proceeds from maturities of debt securities                             5,594,000      6,504,000
  Net decrease in other investments                                       1,001,000        369,000
  Capital expenditures                                                  (21,539,000)   (16,448,000)
  Proceeds from sale of property and equipment                              204,000        548,000
                                                                       ------------   ------------
  Cash used for investing activities                                    (19,676,000)   (20,601,000)
                                                                       ------------   ------------
Cash flows from financing activities:
  Net change in demand deposits                                            (482,000)     3,213,000
  Repayment of debt                                                      (4,954,000)    (6,742,000)
  Proceeds from exercise of stock options                                 1,007,000       (268,000)
  Proceeds from issuance of stock to employee savings plan                4,096,000
  Cash dividends                                                         (2,642,000)    (2,088,000)
                                                                       ------------   ------------
  Cash used for financing activities                                     (2,975,000)    (5,885,000)
                                                                       ------------   ------------
Net increase (decrease) in cash and cash equivalents                     30,156,000    (33,300,000)
Cash and cash equivalents - Beginning of year                           181,531,000    173,439,000
                                                                       ------------   ------------
                          - End of first quarter                       $211,687,000   $140,139,000
                                                                       ============   ============
Supplemental information:
  Cash paid during the first quarter for:
    Interest                                                           $  1,129,000   $  1,056,000
    Premium taxes                                                      $  4,223,000   $  6,505,000
    Income taxes                                                       $  5,097,000   $  4,197,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                 $  2,623,000   $  2,185,000
    Liabilities incurred in connection with company acquisitions       $ 66,078,000   $  3,011,000
    Net unrealized gain (loss) on securities                           $    426,000   $   (845,000)
    Company acquisitions in exchange for common stock                  $  1,462,000

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)



Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 interim amounts have been reclassified to conform with the 1998 presentation.

Note 2 - Business Combination
-----------------------------

On January 1, 1998, the Company formed a limited liability corporation (LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division (RES). The LLC is 80% owned by the Company and 20% owned by Experian. RES is a supplier of core real estate data, providing, among other things, property valuation information, title and tax information and imaged title documents.

This business combination has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at January 1, 1998. In addition, as a result of the transaction, the Company recognized an investment gain of $32.4 million in the first quarter 1998. The operating results of the LLC are included in the Company's consolidated financial statements commencing January 1, 1998.

Note 3 - Other Comprehensive Income
-----------------------------------

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Currently, the only comprehensive income item that affects the Company is unrealized gains and losses on debt and equity securities.

The Company reported net unrealized gains of $0.4 million and net unrealized losses of $0.8 million for the three month period ended March 31, 1998 and 1997, respectively. Accordingly, comprehensive income for the two respective periods was $45.4 million and $2.0 million.

Note 4 - Subsequent Events
--------------------------

On March 31, 1998, the Company entered into an agreement to acquire Data Tree Corporation, a California company in the business of providing database management and document imaging systems to county recorders, governmental agencies and the title industry. This transaction is expected to close during the second quarter 1998 and will be accounted for using the purchase method of accounting.

On April 7, 1998, the Company issued and sold $100.0 million of 7.55% debentures, due April 1, 2028. The 30-year bonds were issued at 99.456% of the principal amount. Net proceeds will be used for general corporate purposes, including, without limitation, repayment of certain debt and the financing of the construction of new corporate facilities.

On April 16, 1998, the Company acquired California-based Contour Software, a supplier of mortgage origination software and services to the mortgage loan industry. This acquisition will be reflected in the Company's second quarter 1998 financial statements and will be accounted for using the pooling method of accounting.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Any statements in this document looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; the demand for and the acceptance of the Company's products; and contingencies associated with the Year 2000 issue.

RESULTS OF OPERATIONS

Three months ended March 31:

OVERVIEW

Low mortgage interest rates and an improving national real estate economy resulted in relatively strong revenues for the first quarter 1997. However, first quarter 1997 profits were adversely affected by the need for title operations to increase staffing levels in order to service the substantial increase in residential orders which subsequently closed in the second quarter 1997. Furthermore, the Company's information services operations experienced higher overhead in the quarter as they integrated acquisitions and transitioned new accounts to their systems. Favorable real estate conditions continued throughout 1997 and, coupled with market share increases in all of the Company's primary business segments, culminated in the best year overall in the Company's history. Starting in the fourth quarter 1997 and into the first quarter 1998, lower mortgage interest rates and higher consumer confidence lead to record-setting residential resale activity as well as a substantial increase in refinance transactions nationwide. This, coupled with the particularly strong California real estate market, contributed to record-setting revenues, net income and net income per share for the first quarter 1998. Net income and net income per diluted share for the first quarter 1998 (excluding an investment gain of $19.6 million on an after-tax basis) was $25.4 million and $1.40, respectively. See Note 2 to the condensed consolidated financial statements for a description of the investment gain.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                               Three Months Ended
                                                    March 31
                                        -------------------------------
                                                     ($000)
                                          1998      %      1997      %
                                        --------   ---   --------   ---
Title Insurance:
     Direct operations                  $225,719    40   $147,674    39
     Agency operations                   176,536    32    152,106    40
                                        --------   ---   ---------  ---
                                         402,255    72    299,780    79
Real Estate Information                  140,360    25     62,047    17
Home Warranty                             13,173     2     10,068     3
Trust and Banking                          5,826     1      4,530     1
                                        --------   ---   --------   ---
     Total                              $561,614   100   $376,425   100
                                        ========   ===   ========   ===

Title Insurance. Operating revenues from direct title operations increased 52.8% when compared with the same period of the prior year. This increase was primarily attributable to an increase in the number of title orders closed by the Company's direct operations as well as an increase in the average revenues per order closed. The Company's direct operations closed 260,600 title orders during the current quarter, an increase of 43.6% when compared with 181,500 title orders closed during the same period of the prior year. This increase was primarily due to the factors mentioned above, primarily the strong real estate market in California, a state heavily concentrated with direct operations, as well as an increase in the Company's national market share. The average revenues per order closed were $866 for the current three month period, as compared with $814 for the same period of the prior year. This increase was primarily due to appreciating residential real estate values. Operating revenues from agency operations increased 16.1% when compared with the same period of the prior year. This increase was primarily due to the same factors affecting direct operations mentioned above, offset in part by the inherent delay in reporting by agents.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations (Continued)
         -------------------------

Real Estate Information. Real estate information operating revenues increased 126.2% when compared with the same period of the prior year. This increase was primarily attributable to the same economic factors affecting title insurance mentioned above, as well as $38.2 million of operating revenues contributed by new acquisitions.

Home Warranty. Home warranty operating revenues increased 30.8% when compared with the same period of the prior year. This increase was primarily attributable to improvements in the residential resale markets in which this business segment operates.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $43.4 million and $6.5 million for the first quarter 1998 and 1997, respectively. The increase of $36.9 was primarily attributable to an investment gain of $32.4 million relating to the joint venture agreement with Experian (see Note 2 to the condensed consolidated financial statements), other investment gains of $3.4 million, and $1.0 million increase in equity in earnings of unconsolidated subsidiaries.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $144.9 million, an increase of 33.2% when compared with the same period of the prior year. This increase was primarily due to costs incurred servicing the record-setting number of orders opened during the period, offset in part by personnel efficiencies. The Company's direct operations opened 397,800 title orders during the current period, an increase of 53.9% when compared with the same period of the prior year.

Agents retained $140.0 million, or 79.3%, and $122.2 million, or 80.3%, of the title premiums generated by agency operations for the first quarter 1998 and 1997, respectively. The percentage of title premiums retained by agents varies from region to region. Accordingly, the geographical mix of revenues from agency operations accounts for the variation in the percentage amount of title premiums retained by agents.

Other operating expenses were $68.0 million, an increase of 28.1% when compared with the same period of the prior year. This increase was primarily attributable to the impact of certain incremental costs associated with processing the record-setting title order volume, as well as marginal price level increases.

The provision for title losses as a percentage of title insurance operating revenues was 3.9% for the current period and 3.8% for the same period of the prior year. This relatively constant loss percentage was due to stable claims experience.

Premium taxes for title insurance were $4.0 million for both the first quarter 1998 and 1997. Expressed as a percentage of title insurance operating revenues, premium taxes were 1.0% for the first quarter 1998 and 1.3% for the first quarter 1997. The decrease in percentage was primarily due to changes in the geographical mix of title insurance operating revenues, as well as changes in the Company's non-insurance title subsidiaries' contribution to revenues.

Real Estate Information. Real estate information personnel and other operating expenses were $105.8 million, an increase of 110.1% when compared with the same period of the prior year. This increase was primarily due to $33.2 million of costs associated with new acquisitions, costs incurred servicing the increased business volume and slightly higher overhead costs attributable to the integration of the new acquisitions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations (Continued)
         -------------------------

Home Warranty. Home warranty personnel and other operating expenses were $4.2 million, an increase of 29.6% when compared with the same period of the prior year. This increase was primarily attributable to costs incurred servicing the increased business volume and expansion into other states. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 51.4% and 58.2% for the first quarter 1998 and 1997, respectively. The decrease in loss ratio was primarily due to a decrease in the average number of claims per contract.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                               Three Months Ended
                                                    March 31
                                        --------------------------------
                                                     ($000)
                                         1998       %      1997       %
                                        -------    ---    -------    ---
Title Insurance                         $30,261     52    $   (57)    (1)
Real Estate Information                  23,535     40      7,823     76
Home Warranty                             3,026      5      1,636     16
Trust and Banking                         1,588      3        915      9
                                        -------    ---    -------    ---
     Total before corporate              58,410    100     10,317    100
                                                   ===               ===
Corporate                                23,708            (5,240)
                                        -------           -------
     Total                              $82,118           $ 5,077
                                        =======           =======

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increase. Included in corporate for the three months ended March 31, 1998 was an investment gain of $32.4 million (See Note 2 to the condensed consolidated financial statements).


INCOME TAXES

The effective income tax rate was 35.8% for the current quarter and 37.4% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes.


MINORITY INTERESTS

Minority interest expense was $7.8 million and $0.3 million for the first quarter 1998 and 1997, respectively. The increase of $7.5 million was primarily attributable to the strong operating results of the Company's recently formed 80% joint venture with Experian, as well as the strong operating results of other less than 100% owned subsidiaries

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations (Continued)
         -------------------------

NET INCOME

Net income for the current quarter was $45.0 million, or $2.49 per diluted share, which included an investment gain of $32.4 million, or $1.09 per diluted share, compared with net income of $2.9 million, or $0.16 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $30.2 million for the three months ended March 31, 1998, and decreased $33.3 million for the same period of the prior year. The increase for the current period was primarily due to cash generated by operating activities, offset in part by capital expenditures and repayment of debt. The decrease for the prior year period was primarily attributable to cash used for operating activities, capital expenditures and repayment of debt.

Notes and contracts payable as a percentage of total capitalization decreased to 5.9% at March 31, 1998, from 7.3% at December 31, 1997. The decrease was primarily attributable to net income for the period and an increase in minority interest in consolidated subsidiaries (primarily due to the joint venture with Experian).

The Company's management has initiated a program to evaluate the Year 2000 issue as it relates to its internal computer systems and third party computer systems with which the Company interacts. The Company is currently in the inventory and assessment phase of the program, with the remaining phases (renovation, testing and implementation) expected to be completed by midyear 1999. The Company has incurred to date nominal costs related to this issue. The majority of the costs are expected to be incurred in the final three phases of the program. These costs, which include internal staff costs as well as consulting and other expenses, will be expensed as incurred. At this time, the Company is unable to reasonably estimate the total costs for the Year 2000 issue.

On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The 30-year bonds were issued at 99.456% of the principal amount. Net proceeds will be used for general corporate purposes, including, without limitation, repayment of certain debt and the financing of the construction of new corporate facilities.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds and proceeds from the issuance and sale of its 30-year bonds.

Part II: Other Information
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of shareholders (the "Meeting") of The First American Financial Corporation (the "Company") was held on Thursday, April 23, 1998.

         (b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.

         Name of Nominee                   Votes For            Votes Withheld
         ---------------                   ---------            --------------
         George L. Argyros                 13,117,545                166,772
         Gary J. Beban                     13,124,129                160,188
         J. David Chatham                  13,124,134                160,183
         William G. Davis                  13,123,593                160,724
         James L. Doti                     13,123,279                161,038
         Lewis W. Douglas, Jr.             13,099,469                184,848
         Paul B. Fay, Jr.                  13,098,509                185,808
         Dale F. Frey                      13,125,084                159,233
         D. P. Kennedy                     13,123,346                160,971
         Parker S. Kennedy                 13,122,961                161,356
         Anthony R. Moiso                  13,124,408                159,909
         R. J. Munzer                      13,088,940                195,377
         Frank E. O'Bryan                  11,696,790              1,587,527
         Roslyn B. Payne                   13,105,818                178,499
         D. Van Skilling                   13,124,554                159,763
         Virginia M. Ueberroth             13,124,408                159,909

         (c) At the Meeting, the proposal to amend the Company's 1996 Stock Option Plan (to increase by 1,000,000 the number of Common shares available for grant thereunder) was approved by the holders of a majority of the Company's Common shares represented at the Meeting and entitled to vote.

             Votes For     Votes Against    Votes Withheld     Broker Nonvotes
             ---------     -------------    --------------     ---------------
             7,342,100       3,343,215         107,741            2,491,261

             No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits

             (2) Agreement and Plan of Merger, dated as of March 27, 1998, by and among The First American Financial Corporation, Image Acquisition Corp., Data Tree Corporation and Harish Chopra, incorporated by reference herein from Exhibit 2.1 of Registration Statement on Form S-4 dated May 7, 1998.

         ---------------------------------------------

            (10)(a) Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997.
            (10)(b) Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among The First American Real Estate Information Services, Inc. and Experian Information Solutions, Inc., et al., dated November 30, 1997.
            (10)(c)  FAREISI Transition Agreement
            (10)(d)  Data License Agreement
            (10)(e) Interim Operating Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997.
            (10)(f)  Experian Transition Agreement
            (10)(g)  Reseller Services Agreement
            (10)(h) Amendment to Reseller Services Agreement For Resales to Consumers
            (10)(i)  Trademark License Agreement
            (10)(j) Amendment to Section 5.1 of The First American Financial Corporation 1996 Stock Option Plan, incorporated by reference herein from definitive Proxy Statement dated March 23, 1998.

            (27)     Financial Data Schedule

     (b) Reports on Form 8-K

                     During the quarterly period covered by this report, the Company filed reports on Form 8-K dated January 23, 1998 (reporting on the declaration and payment of a "3 for 2" stock split and amendment of the Company's articles of incorporation to increase the authorized number of Common shares in connection therewith), January 27, 1998 (reporting on the formation of a joint venture between the Company and Experian Information Solutions, Inc.), March 18, 1998 (reporting on the Company's having entered into a definitive agreement to acquire Contour Software, Inc.), and March 31, 1998 (reporting on the Company's having entered into a definitive agreement to acquire Data Tree Corporation). Subsequent to such quarterly period, the Company filed a report on Form 8-K dated April 7, 1998 (reporting on the Company's issuance of $100,000,000 aggregate principal amount of 7.55% senior debentures due
                     2028).

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

(2) Agreement and Plan of Merger, dated as of March 27, 1998, By and Among The First American Financial Corporation, Image Acquisition Corp., Data Tree Corporation and Harish Chopra, incorporated by reference herein from Exhibit 2.1 of Registration Statement on Form S-4 dated May 7, 1998.

(10)(a) Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997.

(10)(b) Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among The First American Real Estate Information Services, Inc. and Experian Information Solutions, Inc., et al., dated November 30, 1997.

(10)(c)        FAREISI Transition Agreement

(10)(d)        Data License Agreement

(10)(e) Interim Operating Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997.

(10)(f)        Experian Transition Agreement

(10)(g)        Reseller Services Agreement

(10)(h)        Amendment to Reseller Services Agreement For Resales to Consumers

(10)(i)        Trademark License Agreement

(10)(j) Amendment to Section 5.1 of The First American Financial Corporation 1996 Stock Option Plan, incorporated by reference herein from definitive Proxy Statement dated March 23, 1998.

(27)           Financial Data Schedule