Form 10-Q
period 1998-06-30
FIRST AMERICAN FINANCIAL CORP
filed 1998-08-14
CIK 36047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -----------------

                                      OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number     0-3658
                       --------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

         Incorporated in California                  95-1068610
       -------------------------------           -------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

 114 East Fifth Street, Santa Ana, California        92701-4699
 --------------------------------------------    -------------------
   (Address of principal executive offices)          (Zip Code)

                                (714) 558-3211
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [_]   No   [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  - 57,287,968 as of August 7, 1998

                        INFORMATION INCLUDED IN REPORT
                        ------------------------------


Part I:  Financial Information
Item 1.  Financial Statements
         A.  Condensed Consolidated Statements of Income
         B.  Condensed Consolidated Balance Sheets
         C.  Condensed Consolidated Statements of Cash Flows
         D.  Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II: Other Information
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
Items 1-4 have been omitted because they are not applicable with respect to the current reporting period.


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


Date:  August 13, 1998

Part I:  Financial Information
         ---------------------
Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                               June 30, 1998      December 31, 1997
                                                               --------------     -----------------
Assets
  Cash and cash equivalents                                    $  297,975,000       $  181,531,000
                                                               --------------       --------------
  Accounts and accrued income receivable, net                     165,093,000          128,017,000
                                                               --------------       --------------
  Investments:
    Deposits with savings and loan associations and banks          31,422,000           29,029,000
    Debt securities                                               199,946,000          151,503,000
    Equity securities                                              24,851,000           13,904,000
    Other long-term investments                                    56,508,000           35,047,000
                                                               --------------       --------------
                                                                  312,727,000          229,483,000
                                                               --------------       --------------
  Loans receivable                                                 68,641,000           63,378,000
                                                               --------------       --------------
  Property and equipment, at cost                                 422,932,000          323,065,000
  Less- accumulated depreciation                                 (145,554,000)        (122,688,000)
                                                               --------------       --------------
                                                                  277,378,000          200,377,000
                                                               --------------       --------------
  Title plants and other indexes                                  198,431,000          100,626,000
                                                               --------------       --------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $11,056,000 and $11,135,000)      19,132,000           21,119,000
                                                               --------------       --------------
  Deferred income taxes                                            19,806,000           31,563,000
                                                               --------------       --------------
  Goodwill and other intangibles, net                             147,342,000          132,361,000
                                                               --------------       --------------
  Deferred policy acquisition costs                                26,759,000           25,016,000
                                                               --------------       --------------
  Other assets                                                     64,998,000           54,673,000
                                                               --------------       --------------
                                                               $1,598,282,000       $1,168,144,000
                                                               ==============       ==============

Liabilities and Stockholders' Equity
  Demand deposits                                              $   63,379,000       $   62,475,000
                                                               --------------       --------------
  Accounts payable and accrued liabilities                        219,554,000          168,133,000
                                                               --------------       --------------
  Deferred revenue                                                119,706,000          104,124,000
                                                               --------------       --------------
  Reserve for known and incurred but not reported claims          262,824,000          250,826,000
                                                               --------------       --------------
  Income taxes payable                                             24,126,000            3,987,000
                                                               --------------       --------------
  Notes and contracts payable (Note 4)                            145,032,000           41,973,000
                                                               --------------       --------------
  Minority interests in consolidated subsidiaries                  86,735,000           25,214,000
                                                               --------------       --------------
  Guaranteed Preferred Beneficial Interests in Company's
    Junior Subordinated Deferrable Interest Debentures            100,000,000          100,000,000
                                                               --------------       --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value (Note 5)
      Authorized - 108,000,000 shares
      Outstanding - 56,820,000 and 52,122,000 shares               56,820,000           52,122,000
  Additional paid-in capital (Note 5)                              84,116,000            9,205,000
  Retained earnings                                               429,278,000          344,645,000
  Net unrealized gain on securities                                 6,712,000            5,440,000
                                                               --------------       --------------
                                                                  576,926,000          411,412,000
                                                               --------------       --------------
                                                               $1,598,282,000       $1,168,144,000
                                                               ==============       ==============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                For the Three Months Ended            For the Six Months Ended
                                                        June 30                              June 30
                                               -----------------------------       -----------------------------
                                                    1998            1997                1998            1997
                                               -------------    ------------       --------------   ------------
Revenues
  Operating revenues                            $695,463,000    $443,447,000       $1,257,077,000   $819,872,000
  Investment and other income                      8,820,000       6,927,000           52,255,000     13,379,000
                                                ------------    ------------       --------------   ------------
                                                 704,283,000     450,374,000        1,309,332,000    833,251,000
                                                ------------    ------------       --------------   ------------
Expenses
  Salaries and other personnel costs             219,067,000     157,812,000          418,189,000    298,599,000
  Premiums retained by agents                    194,982,000     128,962,000          335,027,000    251,155,000
  Other operating expenses                       149,336,000      93,689,000          284,336,000    175,649,000
  Provision for title losses and other claims     32,203,000      22,457,000           59,531,000     41,049,000
  Depreciation and amortization                   14,597,000       9,156,000           28,303,000     18,141,000
  Premium taxes                                    5,231,000       4,561,000            9,385,000      8,722,000
  Interest                                         5,443,000       2,538,000            9,019,000      3,660,000
                                                ------------    ------------       --------------   ------------
                                                 620,859,000     419,175,000        1,143,790,000    796,975,000
                                               -------------    ------------       --------------   ------------

Income before income taxes and
  minority interests                              83,424,000      31,199,000          165,542,000     36,276,000
Income taxes                                      29,900,000      11,700,000           59,300,000     13,600,000
                                               -------------    ------------       --------------   ------------
Income before minority interests                  53,524,000      19,499,000          106,242,000     22,676,000
Minority interests                                 8,418,000         983,000           16,171,000      1,294,000
                                               -------------    ------------       --------------   ------------
Net income                                     $  45,106,000    $ 18,516,000       $   90,071,000   $ 21,382,000
                                               =============    ============       ==============   ============

Net income per share (Note 5):
    Basic                                             $ 0.83          $  .35               $ 1.69         $  .41
                                               =============    ============       ==============   ============
    Diluted                                           $ 0.80          $  .35               $ 1.63         $  .40
                                               =============    ============       ==============   ============

Cash dividends per share (Note 5)                     $  .05          $  .04               $  .10         $  .08
                                               =============    ============       ==============   ============

Weighted average number of shares (Note 5):
    Basic                                         54,297,000      52,179,000           53,346,000     52,116,000
                                               =============    ============       ==============   ============
    Diluted                                       56,292,000      52,968,000           55,254,000     53,088,000
                                               =============    ============       ==============   ============


                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                        For the Six Months Ended
                                                                                 June 30
                                                                       ----------------------------
                                                                           1998             1997
                                                                       -------------    ------------
Cash flows from operating activities:
  Net income                                                           $  90,071,000    $ 21,382,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                         59,531,000      41,049,000
      Depreciation and amortization                                       28,303,000      18,141,000
      Minority interests in net income                                    16,171,000       1,294,000
      Investment gain (Note 2)                                           (32,449,000)
      Other, net                                                            (496,000)       (434,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries          (45,653,000)    (36,775,000)
      Net change in income tax accounts                                   27,927,000       7,677,000
      Increase in accounts and accrued income receivable                 (20,486,000)     (4,405,000)
      Increase (decrease) in accounts payable and accrued liabilities     37,011,000     (12,503,000)
      Increase (decrease) in deferred revenue                              5,399,000      (1,459,000)
      Other, net                                                          (4,137,000)    (10,251,000)
                                                                       -------------    ------------
  Cash provided by operating activities                                  161,192,000      23,716,000
                                                                       -------------    ------------
Cash flows from investing activities:
  Net cash effect of company acquisitions                                  5,031,000     (37,977,000)
  Net increase in deposits with banks                                     (2,197,000)     (8,201,000)
  Net increase in loans receivable                                        (5,263,000)     (5,525,000)
  Purchases of debt and equity securities                                (87,840,000)    (40,963,000)
  Proceeds from sales of debt and equity securities                       19,815,000      21,691,000
  Proceeds from maturities of debt securities                             10,592,000      10,427,000
  Net decrease in other investments                                          271,000         366,000
  Capital expenditures                                                   (74,780,000)    (33,265,000)
  Proceeds from sale of property and equipment                               254,000         569,000
                                                                       -------------    ------------
  Cash used for investing activities                                    (134,117,000)    (92,878,000)
                                                                       -------------    ------------
Cash flows from financing activities:
  Net change in demand deposits                                              904,000       4,847,000
  Proceeds from issuance of junior subordinated
    deferrable interest debentures                                                       100,000,000
  Proceeds from issuance of debt                                          99,456,000
  Repayment of debt                                                       (9,519,000)    (37,337,000)
  Purchase of Company shares                                                              (2,245,000)
  Proceeds from exercise of stock options                                  1,994,000         282,000
  Proceeds from issuance of stock to employee savings plan                 8,531,000
  Distributions to minority shareholders                                  (6,559,000)       (219,000)
  Cash dividends                                                          (5,438,000)     (4,176,000)
                                                                       -------------    ------------
  Cash provided by financing activities                                   89,369,000      61,152,000
                                                                       -------------    ------------
Net increase (decrease) in cash and cash equivalents                     116,444,000      (8,010,000)
Cash and cash equivalents- Beginning of year                             181,531,000     173,439,000
                                                                       -------------    ------------
                         - End of first half                           $ 297,975,000    $165,429,000
                                                                       =============    ============

Supplemental information:
  Cash paid during the first half for:
    Interest                                                           $   6,267,000    $  2,088,000
    Premium taxes                                                      $  10,421,000    $ 10,243,000
    Income taxes                                                       $  36,302,000    $  7,197,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                 $   2,637,000    $  2,185,000
    Liabilities incurred in connection with company acquisitions       $  89,779,000    $ 40,184,000
    Net unrealized gain on securities                                  $   1,272,000    $    701,000
    Company acquisitions in exchange for common stock                  $  66,447,000

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



Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Certain 1997 interim amounts have been reclassified to conform with the current period presentation. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Business Combinations
------------------------------

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

On June 3, 1998, the Company acquired Data Tree Corporation, a California company in the business of providing database management and document imaging systems to county recorders, governmental agencies and the title industry. This acquisition has been accounted for by the purchase method of accounting and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value at the date of acquisition.

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

The Company reported a net unrealized gain of $1.3 million and $0.7 million for the six-month period ended June 30, 1998 and 1997, respectively. Accordingly, comprehensive income for the two respective periods was $91.4 million and $22.1 million.

Note 4 - Senior Debentures
--------------------------

On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The 30-year bonds were issued at 99.456% of the principal amount. The Company has used a portion of the net proceeds from the sale of these 30-year securities to repay certain debt obligations and purchase land for the Company's new corporate facilities. The remaining proceeds will be used for general corporate purposes.

Note 5 - Stock Split
--------------------

On July 17, 1998, the Company distributed, to shareholders of record on July 7, 1998, a 3-for-1 common stock split in the form of a 200% stock dividend. This resulted in an increase of 37,895,936 common shares outstanding with the par value of these additional shares being capitalized by a transfer from additional paid-in-capital to the common stock account. In order to effect the stock split, the Company increased its authorized shares from 36,000,000 to 108,000,000. All references in the consolidated financial statements with regards to common stock, additional paid-in-capital, number of shares of common stock and per share amounts have been restated to reflect the stock split.

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

RESULTS OF OPERATIONS

Three and six months ended June 30:

OVERVIEW

Low mortgage interest rates and an improving national real estate economy resulted in relatively strong revenues for the first half of 1997. However, profits for the first half of 1997 were adversely affected by the need for title operations to increase staffing levels in order to service the relatively high number of title orders opened during the period. Furthermore, the Company's information services operations experienced higher overhead during the first half of 1997 as they integrated acquisitions and transitioned new accounts to their systems. Favorable real estate conditions continued throughout 1997 and, coupled with market share increases in all of the Company's primary business segments, culminated in the best year overall in the Company's history.
Starting in the fourth quarter 1997 and into 1998, lower mortgage interest rates and higher consumer confidence lead to record-setting residential resale activity as well as a substantial increase in refinance transactions nationwide. This, coupled with the particularly strong California real estate market, contributed to record-setting revenues and net income for the second quarter and first half of 1998. Net income and net income per diluted share for the second quarter 1998 was $45.1 million and $0.80, respectively. Net income and net income per diluted share for the first half of 1998 (excluding a previously announced first quarter investment gain of $19.6 million on an after-tax basis, or $0.36 per diluted share, relating to the joint venture with Experian) was $70.4 million and $1.27 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.


                                   Three Months Ended                       Six Months Ended
                                        June 30                                  June 30
                            -------------------------------------     ----------------------------------
                                         ($000)                                  ($000)
                               1998        %        1997      %          1998      %       1997      %
                            ---------    ----     --------   ----     ----------   ----    --------  ---
Title Insurance:
  Direct operations          $274,827      40     $186,876     42     $  500,546     40    $334,550   41
  Agency operations           243,519      35      160,660     36        420,055     33     312,766   38
                            ---------    ----     --------   ----     ----------   ----    --------  ---
                              518,346      75      347,536     78        920,601     73     647,316   79
Real Estate Information       156,495      22       79,656     18        296,855     24     141,703   17
Home Warranty                  14,274       2       11,214      3         27,447      2      21,282    3
Trust and Banking               6,348       1        5,041      1         12,174      1       9,571    1
                            ---------    ----     --------   ----     ----------   ----    --------  ---
  Total                      $695,463     100     $443,447    100     $1,257,077    100    $819,872  100
                            ---------    ----     --------   ----     ----------   ----    --------  ---

Title Insurance. Operating revenues from direct title operations increased 47.1% and 49.6% for the three and six months ended June 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increase in the number of title orders closed by the Company's direct operations, as well as an increase in the average revenues per order closed. The Company's direct operations closed 302,000 and 562,600 title orders during the three and six months ended June 30,1998, respectively, representing increases of 31.7% and 37.0% when compared with the same periods of the prior year. These increases were due in large part to the factors mentioned above, primarily the resurgence of real estate activity in California, a state heavily concentrated with direct operations, as well as increases in the Company's national market share. The average revenues per order closed were $910 and $890 for the three and six months ended June 30, 1998, respectively, increases of 11.7% and 9.3% when compared with $815 and $814 for the same periods of the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations (continued)
-------------------------

These increases were primarily due to appreciating residential real estate values. Operating revenues from agency operations increased 51.6% and 34.3% for the three and six months ended June 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct operations mentioned above, compounded by the inherent delay in reporting by agents.

Real Estate Information. Real estate information operating revenues increased 96.5% and 109.5% for the three and six months ended June 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to the same economic factors affecting title insurance mentioned above, as well as $35.9 million and $74.1 million of operating revenues contributed by new acquisitions for the respective periods.

Home Warranty. Home warranty operating revenues increased 27.3% and 29.0% for the three and six months ended June 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to improvements in the residential resale markets in which this business segment operates.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $8.8 million and $52.3 million for the three and six months ended June 30, 1998, respectively, increases of $1.9 million and $38.9 million when compared with the same periods of the prior year. The increase for the current three-month period was primarily due to a 28.4% increase in the average investment portfolio balance due in large part to the investment of a portion of the proceeds from the Company's $100 million senior debentures (see Note 4 to the condensed consolidated financial statements). The increase for the current six-month period was primarily attributable to an investment gain of $32.4 million recognized in the first quarter relating to the joint venture agreement with Experian.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $160.2 million and $305.1 million for the three and six months ended June 30, 1998, respectively, increases of 33.1% and 33.2% when compared with the same periods of the prior year. These increases were primarily due to costs incurred servicing the record-setting number of transactions processed during the current three and six month periods.

Agents retained $195.0 million and $335.0 million of title premiums generated by agency operations for the three and six months ended June 30, 1998, respectively, which compares with $129.0 million and $251.2 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.8% to 80.3% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $77.9 million and $145.8 million for the three and six months ended June 30, 1998, respectively, increases of 35.6% and 32.8% when compared with the same periods of the prior year. These increases were primarily attributable to the impact of certain incremental costs associated with processing the record-setting title order volume during the respective periods.

The provision for title losses as a percentage of title insurance operating revenues was 3.9% for the six months ended June 30, 1998 and 1997, respectively. This constant loss percentage was due to stable claims experience.

Premium taxes for title insurance were $8.9 million and $8.3 million for the six months ended June 30, 1998 and 1997, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were 1.0% for the six months ended June 30, 1998 and 1.3% for the same period of the prior year. The decrease in percentage was primarily due to changes in the Company's non-title insurance subsidiaries' contribution to revenues as well as changes in the geographical mix of title insurance operating revenues.

Real Estate Information. Real estate information personnel and other operating expenses were $112.2 million and $218.0 million for the three and six months ended June 30, 1998, respectively, increases of 82.6% and 95.0% when compared with the same periods of the prior year. These increases were primarily due to costs incurred servicing the increased business volume, $29.8 million and $63.0 million of costs associated with new acquisitions, and higher overhead costs attributable to the integration of the new acquisitions and transitioning new accounts to their systems.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations (continued)
-------------------------


Home Warranty. Home warranty personnel and other operating expenses were $4.0 million and $8.1 million for the three and six months ended June 30, 1998, respectively, increases of 24.4% and 27.0% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume and expansion into new territories. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 53.0% and 56.9% for the six months ended June 30, 1998 and 1997, respectively. The decrease in loss ratio was primarily due to a decrease in the average number of claims per contract.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                      Three Months Ended                   Six Months Ended
                                           June 30                              June 30
                             ----------------------------------    ------------------------------
                                           ($000)                               ($000)
                               1998        %     1997        %       1998      %      1997      %
                             --------    ---   -------      ---    --------   ---   --------  ---
Title Insurance              $ 56,395     60   $21,438       56    $ 86,656    57   $ 21,381   44
Real Estate Information        32,433     34    13,144       35      55,968    37     20,967   43
Home Warranty                   3,311      4     2,444        6       6,337     4      4,080    9
Trust and Banking               2,022      2       937        3       3,610     2      1,852    4
                             --------    ---   -------      ---    --------   ---   --------
  Total before corporate       94,161    100    37,963      100     152,571   100     48,280  100
                                         ===                ===               ===             ===
Corporate                     (10,737)          (6,764)              12,971          (12,004)
                             --------          -------             --------         --------
  Total                      $ 83,424          $31,199             $165,542         $ 36,276
                             ========          =======             ========         ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increase. Included in Corporate for the six months ended June 30, 1998 was an investment gain of $32.4 million (see Note 2 to the condensed consolidated financial statements).


INCOME TAXES

The effective income tax rate was 35.8% for the six months ended June 30, 1998, and 37.5% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes.

MINORITY INTERESTS

Minority interest expense was $8.4 million for the three months ended June 30, 1998, an increase of $7.4 million when compared with the same period of the prior year. Minority interest expense was $16.2 million for the six months ended June 30, 1998, an increase of $14.9 million when compared with the same period of the prior year. These increases were primarily attributable to the strong operating results of the Company's joint venture with Experian.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations (continued)
-------------------------


NET INCOME

Net income for the three and six months ended June 30, 1998, was $45.1 million, or $0.80 per diluted share, and $90.1 million, or $1.63 per diluted share, respectively. Net income for the six months ended June 30, 1998, included an investment gain of $19.6 million on an after-tax basis, or $0.36 per diluted share, relating to the joint venture with Experian. Net income for the three and six months ended June 30, 1997, was $18.5 million, or $0.35 per diluted share, and $21.4 million, or $0.40 per diluted share, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $116.4 million and decreased $8.0 million for the six months ended June 30, 1998 and 1997, respectively. The increase for the current year period was primarily attributable to cash provided by operating activities and proceeds from the issuance and sale of senior debentures, offset in part by capital expenditures, net purchases of debt and equity securities and the repayment of debt. The decrease for the prior year period was primarily due to the cash effect of company acquisitions, the net purchases of debt and equity securities, capital expenditures and the repayment of debt, offset in part by the proceeds from the issuance of junior subordinated debentures.

On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The Company has used a portion of the net proceeds from the sale to repay certain debt obligations and purchase land for the Company's new corporate facilities. The remaining proceeds will be used for general corporate purposes.

Notes and contracts payable as a percentage of total capitalization increased to 16.0% at June 30, 1998, from 7.3% at December 31, 1997. This increase was primarily due to the issuance and sale of the $100.0 million senior debentures, offset in part by an increase in total capitalization due primarily to shares issued in connection with company acquisitions, increased minority interests and net income for the period.

The Company's management has initiated a program to evaluate the Year 2000 issue as it relates to its internal computer systems and third party computer systems with which the Company interacts. The Company is currently completing the inventory and assessment phase of the program, with the remaining phases (renovation, testing and implementation) expected to be completed by midyear 1999. The Company has incurred to date approximately $3.1 million of costs related to this issue. The majority of the costs are expected to be incurred in the final three phases of the program. These costs, which include internal staff costs as well as consulting and other expenses, are being expensed as incurred. At this time, the Company is unable to reasonably estimate the total costs for the Year 2000 issue.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds and from the remaining proceeds of the senior debentures.

Part II:  Other Information
          -----------------

Item 5.   Other Information.
          -----------------

          Pursuant to newly adopted rules of the Securities and Exchange Commission, any shareholder who intends to present a proposal at the Company's next Annual Meeting of Shareholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than February 9, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits

               (3) Restated Articles of Incorporation of The First American Financial Corporation (the "Company") dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of the Company's Registration Statement on Form S-4 dated July 28, 1998.

               (4) Senior Indenture dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee.

               (27)  Financial Data Schedule.

          (b)  Reports on Form 8-K

               During the quarterly period covered by this report, the Company filed reports on Form 8-K dated April 7, 1998 (reporting on the Company's issuance of $100,000,000 aggregate principal amount of 7.55% senior debentures due 2028) and June 26, 1998 (reporting on, among other matters, the declaration of a "3 for 1" stock and amendment of the Company's articles of incorporation to increase the authorized number of Common shares in connection therewith.

                                 EXHIBIT INDEX




                                                                  Sequentially
                                                                  ------------
Exhibit No.     Description                                       Numbered Page
-----------     -----------                                       -------------


(3) Restated Articles of Incorporation of The First American Financial Corporation (the "Company"), incorporated by reference herein from Exhibit
                3.1 of the Company's Registration Statement on Form S-4 dated July 28, 1998

(4) Senior Indenture dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee

(27)            Financial Data Schedule