Form 10-Q
period 1998-09-30
FIRST AMERICAN FINANCIAL CORP
filed 1998-11-16
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ----------------------------------------

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number     0-3658
                       --------------------------------------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Incorporated in California                      95-1068610
   -------------------------------         ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

       114 East Fifth Street, Santa Ana, California             92701-4699
     ---------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                 (714)558-3211
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ___________  No  _________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ___________  No  __________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  60,025,471 as of November 10, 1998

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


                               THE FIRST AMERICAN FINANCIAL CORPORATION
                               ----------------------------------------
                                             (Registrant)



                               /s/  Thomas A. Klemens
                               ---------------------------------------------
                               Thomas A. Klemens
                               Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly
                               Authorized to Sign on Behalf of
                               Registrant)


Date: November 12, 1998

Part I:  Financial Information
         ---------------------
Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                           September 30, 1998        December 31, 1997
                                                           -------------------      -------------------
Assets
  Cash and cash equivalents                                   $   336,630,000          $   181,531,000
                                                           -------------------      -------------------
  Accounts and accrued income receivable, net                     187,983,000              128,017,000
                                                           -------------------      -------------------
  Investments:
    Deposits with savings and loan associations and banks          23,654,000               29,029,000
    Debt securities                                               221,893,000              151,503,000
    Equity securities                                              23,677,000               13,904,000
    Other long-term investments                                    46,057,000               35,047,000
                                                           -------------------      -------------------
                                                                  315,281,000              229,483,000
                                                           -------------------      -------------------
  Loans receivable                                                 68,294,000               63,378,000
                                                           -------------------      -------------------
  Property and equipment, at cost                                 449,808,000              323,065,000
  Less- accumulated depreciation                                 (155,476,000)            (122,688,000)
                                                           -------------------      -------------------
                                                                  294,332,000              200,377,000
                                                           -------------------      -------------------
  Title plants and other indexes                                  203,911,000              100,626,000
                                                           -------------------      -------------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $10,127,000 and
   $11,135,000)                                                    19,989,000               21,119,000
                                                           -------------------      -------------------
  Deferred income taxes                                            14,493,000               31,563,000
                                                           -------------------      -------------------
  Goodwill and other intangibles, net                             169,648,000              132,361,000
                                                           -------------------      -------------------
  Deferred policy acquisition costs                                28,349,000               25,016,000
                                                           -------------------      -------------------
  Other assets                                                     69,984,000               54,673,000
                                                           -------------------      -------------------
                                                            $   1,708,894,000        $   1,168,144,000
                                                           ===================      ===================
Liabilities and Stockholders' Equity
  Demand deposits                                           $      64,285,000        $      62,475,000
                                                           -------------------      -------------------
  Accounts payable and accrued liabilities                        236,344,000              168,133,000
                                                           -------------------      -------------------
  Deferred revenue                                                127,733,000              104,124,000
                                                           -------------------      -------------------
  Reserve for known and incurred but not reported claims          267,476,000              250,826,000
                                                           -------------------      -------------------
  Income taxes payable                                             32,507,000                3,987,000
                                                           -------------------      -------------------
  Notes and contracts payable (Note 4)                            132,215,000               41,973,000
                                                           -------------------      -------------------
  Minority interests in consolidated subsidiaries                  97,092,000               25,214,000
                                                           -------------------      -------------------
  Guaranteed Preferred Beneficial Interests in Company's
     Junior Subordinated Deferrable Interest Debentures           100,000,000              100,000,000
                                                           -------------------      -------------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value (Note 5)
      Authorized - 108,000,000 shares
      Outstanding - 58,296,000 and 52,122,000 shares               58,296,000               52,122,000
    Additional paid-in capital (Note 5)                           106,739,000                9,205,000
    Retained earnings                                             479,179,000              344,645,000
    Net unrealized gain on securities                               7,028,000                5,440,000
                                                           -------------------      -------------------
                                                                  651,242,000              411,412,000
                                                           -------------------      -------------------
                                                            $   1,708,894,000        $   1,168,144,000
                                                           ===================      ===================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                               For the Three Months Ended           For the Nine Months Ended
                                                       September 30                       September 30
                                             -------------------------------    ---------------------------------
                                                  1998            1997               1998             1997
                                             --------------- ---------------    ---------------- ----------------
Revenues
  Operating revenues                          $742,978,000    $495,181,000      $2,000,055,000   $1,315,053,000
  Investment and other income                   10,323,000       6,667,000          62,578,000       20,046,000
                                              ------------    ------------      --------------   --------------
                                               753,301,000     501,848,000       2,062,633,000    1,335,099,000
                                              ------------    ------------      --------------   --------------
Expenses
  Salaries and other personnel costs           231,893,000     168,434,000         650,082,000      467,033,000
  Premiums retained by agents                  217,587,000     144,959,000         552,614,000      396,114,000
  Other operating expenses                     148,878,000     114,768,000         433,214,000      290,417,000
  Provision for title losses and other claims   29,358,000      24,540,000          88,889,000       65,589,000
  Depreciation and amortization                 14,020,000       7,437,000          42,323,000       25,578,000
  Premium taxes                                  5,632,000       3,833,000          15,017,000       12,555,000
  Interest                                       4,393,000       3,312,000          13,412,000        6,972,000
                                              ------------    ------------      --------------   --------------
                                               651,761,000     467,283,000       1,795,551,000    1,264,258,000
                                              ------------    ------------      --------------   --------------
Income before income taxes and
  minority interests                           101,540,000      34,565,000         267,082,000       70,841,000
Income taxes                                    35,700,000      13,000,000          95,000,000       26,600,000
                                              ------------    ------------      --------------   --------------
Income before minority interests                65,840,000      21,565,000         172,082,000       44,241,000
Minority interests                               9,992,000         993,000          26,163,000        2,287,000
                                              ------------    ------------      --------------   --------------
Net income                                    $ 55,848,000    $ 20,572,000      $  145,919,000   $   41,954,000
                                              ============    ============      ==============   ==============
Net income per share (Note 5):
    Basic                                           $ .97           $  .40             $ 2.67            $  .81
                                              ============    ============      ==============   ==============
    Diluted                                         $ .93           $  .39             $ 2.56            $  .79
                                              ============    ============      ==============   ==============
Cash dividends per share (Note 5)                   $  .06          $  .04              $  .16           $  .12
                                              ============    ============      ==============   ==============
Weighted average number of shares (Note 5):
    Basic                                       57,387,000      52,038,000          54,694,000       52,088,000
                                              ============    ============      ==============   ==============
    Diluted                                     60,300,000      53,241,000          56,936,000       53,106,000
                                              ============    ============      ==============   ==============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            For the Nine Months Ended
                                                                                   September 30
                                                                          ------------------------------
                                                                               1998            1997
                                                                          -------------    -------------
Cash flows from operating activities:
  Net income                                                              $ 145,919,000    $  41,954,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                            88,889,000       65,589,000
      Depreciation and amortization                                          42,323,000       20,098,000
      Minority interests in net income                                       26,163,000        2,287,000
      Investment gain (Note 2)                                              (32,449,000)
      Other, net                                                             (3,125,000)        (494,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries             (71,464,000)     (56,276,000)
      Net change in income tax accounts                                      41,450,000       12,373,000
      Increase in accounts and accrued income receivable                    (42,453,000)     (20,565,000)
      Increase in accounts payable and accrued liabilities                   51,971,000        2,081,000
      Increase (decrease) in deferred revenue                                13,426,000         (731,000)
      Other, net                                                            (10,207,000)      (5,723,000)
                                                                          -------------    -------------
  Cash provided by operating activities                                     250,443,000       60,593,000
                                                                          -------------    -------------
Cash flows from investing activities:
  Net cash effect of company acquisitions                                    18,753,000      (39,519,000)
  Net decrease (increase) in deposits with banks                              5,579,000      (10,792,000)
  Net increase in loans receivable                                           (4,916,000)      (7,864,000)
  Purchases of debt and equity securities                                  (116,841,000)     (53,345,000)
  Proceeds from sales of debt and equity securities                          25,334,000       35,014,000
  Proceeds from maturities of debt securities                                13,787,000       14,070,000
  Net decrease (increase) in other investments                                  229,000       (1,706,000)
  Capital expenditures                                                     (110,243,000)     (60,845,000)
  Proceeds from sale of property and equipment                                  879,000          992,000
                                                                          -------------    -------------
  Cash used for investing activities                                       (167,439,000)    (123,995,000)
                                                                          -------------    -------------
Cash flows from financing activities:
  Net change in demand deposits                                               1,810,000        8,610,000
  Proceeds from issuance of junior subordinated
      deferrable interest debentures                                                         100,000,000
  Proceeds from issuance of senior debentures                                99,456,000
  Repayment of debt                                                         (23,277,000)     (39,098,000)
  Purchase of Company shares                                                                  (3,903,000)
  Proceeds from excercise of stock options                                    2,242,000        1,397,000
  Proceeds from issuance of stock to employee savings plan                   14,440,000
  Distributions to minority shareholders                                    (11,191,000)
  Cash dividends                                                            (11,385,000)      (6,482,000)
                                                                          -------------    -------------
  Cash provided by financing activities                                      72,095,000       60,524,000
                                                                          -------------    -------------
Net increase (decrease) in cash and cash equivalents                        155,099,000       (2,878,000)
Cash and cash equivalents- Beginning of year                                181,531,000      173,439,000
                                                                          -------------    -------------
                         - End of third quarter                           $ 336,630,000    $ 170,561,000
                                                                          =============    =============
Supplemental information:
  Cash paid during the first three quarters for:
    Interest                                                              $   6,792,000    $   3,364,000
    Premium taxes                                                         $  14,497,000    $  14,915,000
    Income taxes                                                          $  57,640,000    $  15,469,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                    $   2,637,000    $   2,185,000
    Liabilities incurred in connection with company acquisitions          $ 117,821,000    $  46,330,000
    Net unrealized gain on securities                                     $   1,588,000    $   2,239,000
    Company acquisitions in exchange for common stock                     $  84,389,000    $     192,000

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

During the nine months ended September 30, 1998, the Company also acquired 17 companies accounted for under the purchase method of accounting. These acquisitions, individually and in the aggregate, were not material. Also during the period, the Company accounted for 2 business combinations under the pooling of interests method of accounting. These combinations, individually and in the aggregate, were not material and, accordingly, prior year results have not been restated.

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

The Company reported a net unrealized gain of $1.6 million and $2.2 million for the nine-month period ended September 1998 and 1997, respectively. Accordingly, comprehensive income for the two respective periods was $147.5 million and $44.2 million.

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

RESULTS OF OPERATIONS
Three and nine months ended September 30:

OVERVIEW

Low mortgage interest rates and an improving national real estate economy resulted in strong revenues and income for the three and nine months ended September 30, 1997. However, profits for the nine months ended September 30, 1997 were adversely affected by the need for title operations to increase staffing levels in order to service the relatively high number of title orders opened during the period. Furthermore, the Company's information services operations experienced higher overhead as they integrated acquisitions and transitioned new accounts to their systems. Favorable real estate conditions continued throughout 1997 and, coupled with market share increases in all of the Company's primary business segments, culminated in the best year overall in the Company's history. Starting in the fourth quarter 1997 and continuing to date, lower mortgage interest rates and higher consumer confidence have led to record-setting residential resale activity as well as a substantial increase in refinance transactions nationwide. This, coupled with the particularly strong California real estate market, contributed to record-setting revenues and net income for the three and nine months ended September 30, 1998. Net income and net income per diluted share for the third quarter 1998 was $55.8 million and $0.93, respectively. Net income and net income per diluted share for the nine months ended September 30, 1998, (excluding a previously announced first quarter investment gain of $19.6 million on an after-tax basis, or $0.34 per diluted share, relating to the joint venture with Experian) was $126.3 million and $2.22 per diluted share, respectively.


OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.


                                           Three Months Ended                              Nine Months Ended
                                              September 30                                    September 30
                              ------------------------------------------      -------------------------------------------
                                                 ($000)                                           ($000)
                                  1998        %          1997       %             1998        %            1997       %
                              ----------   -------   ----------   ------      -----------   -------   ------------  -----
Title Insurance:
  Direct operations             $286,264        39     $205,882       42       $  786,810        39     $  540,432     41
  Agency operations              269,983        36      179,940       36          690,038        35        492,706     37
                                --------     -----     --------    -----       ----------     -----     ----------  -----
                                 556,247        75      385,822       78        1,476,848        74      1,033,138     78
Real Estate Information          164,828        22       91,620       18          461,683        23        233,323     18
Home Warranty                     15,580         2       12,570        3           43,027         2         33,852      3
Trust and Banking                  6,323         1        5,169        1           18,497         1         14,740      1
                                --------     -----     --------    -----       ----------     -----     ----------  -----
  Total                         $742,978       100     $495,181      100       $2,000,055       100     $1,315,053    100
                                ========     =====     ========    =====       ==========     =====     ==========  =====

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (continued)
-------------------------
Title Insurance. Operating revenues from direct title operations increased 39.0% and 45.6% for the three and nine months ended September 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increase in the number of title orders closed by the Company's direct operations, as well as an increase in the average revenues per order closed. The Company's direct operations closed 310,900 and 873,500 title orders during the three and nine months ended September 30,1998, respectively, representing increases of 31.8% and 35.1% when compared with the same periods of the prior year. These increases were due in large part to the factors mentioned above in the overview, primarily the resurgence of real estate activity in California, a state heavily concentrated with direct operations, as well as increases in the Company's national market share. The average revenues per order closed were $921 and $901 for the three and nine months ended September 30, 1998, respectively, increases of 5.5% and 7.8% when compared with $873 and $836 for the same periods of the prior year. These increases were primarily due to appreciating residential real estate values. Operating revenues from agency operations increased 50.0% and 40.1% for the three and nine months ended September 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors mentioned above, compounded by the inherent delay in reporting by agents.

Real Estate Information. Real estate information operating revenues increased 79.9% and 97.9% for the three and nine months ended September 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to the same economic factors affecting title insurance mentioned above, as well as $36.1 million and $110.2 million of operating revenues contributed by new acquisitions for the respective periods.

Home Warranty. Home warranty operating revenues increased 23.9% and 27.1% for the three and nine months ended September 30, 1998, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to improvements in the residential resale markets in which this business segment operates.


INVESTMENT AND OTHER INCOME

Investment and other income totaled $10.3 million and $62.6 million for the three and nine months ended September 30, 1998, respectively, increases of $3.7 million and $42.5 million when compared with the same periods of the prior year. The increase for the current three-month period was primarily due to a 44.6% increase in the average investment portfolio balance, a $0.3 million increase in equity in earnings of affiliates and a $0.5 million increase in realized investment gains. The increase for the current nine-month period was primarily attributable to an investment gain of $32.4 million recognized in the first quarter relating to the joint venture agreement with Experian.


TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $169.1 million and $474.2 million for the three and nine months ended September 30, 1998, respectively, increases of 31.1% and 32.5% when compared with the same periods of the prior year. These increases were primarily due to costs incurred servicing the record-setting number of transactions processed during the current three and nine month periods.

Agents retained $217.6 million and $552.6 million of title premiums generated by agency operations for the three and nine months ended September 30, 1998, respectively, which compares with $145.0 million and $396.1 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.1% to 80.6% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $77.6 million and $223.4 million for the three and nine months ended September 30, 1998, respectively, increases of 16.6% and 26.7% when compared with the same periods of the prior year. These increases were primarily attributable to the impact of certain incremental costs associated with processing the record-setting title order volume during the respective periods.

The provision for title losses as a percentage of title insurance operating revenues was 3.6% and 3.8% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in rate was due to an improvement in the Company's claims experience.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (continued)
-------------------------


Premium taxes for title insurance were $14.3 million and $11.9 million for the nine months ended September 30, 1998 and 1997, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were 1.0% for the nine months ended September 30, 1998 and 1.2% for the same period of the prior year. The decrease in percentage was primarily due to an increase in the Company's California underwritten title company subsidiary's contribution to revenues.

Real Estate Information. Real estate information personnel and other operating expenses were $121.7 million and $339.7 million for the three and nine months ended September 30, 1998, respectively, increases of 64.8% and 83.0% when compared with the same periods of the prior year. These increases were primarily due to costs incurred servicing the increased business volume, $29.8 million and $63.0 million of costs associated with new acquisitions for the respective periods, and higher overhead costs attributable to the integration of the new acquisitions and transitioning new accounts to their systems.

Home Warranty. Home warranty personnel and other operating expenses were $4.4 million and $12.5 million for the three and nine months ended September 30, 1998, respectively, increases of 37.5% and 30.5% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume and expansion into new territories. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 56.5% and 59.0% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in loss ratio was primarily due to a decrease in the average number of claims per contract.


INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.


                                          Three Months Ended                               Nine Months Ended
                                             September 30                                     September 30
                          -----------------------------------------------     ---------------------------------------------
                                                ($000)                                             ($000)
                                  1998        %            1997        %             1998       %            1997        %
                          -----------------------------------------------     ---------------------------------------------
Title Insurance               $ 67,703        63        $28,257        65        $154,359       59       $ 49,638        54
Real Estate Information         35,805        33         11,672        27          91,773       35         32,639        36
Home Warranty                    2,270         2          2,208         5           8,607        4          6,288         7
Trust and Banking                2,037         2          1,171         3           5,647        2          3,023         3
                              --------      ----        -------      ----        --------     ----       --------      ----
  Total before corporate       107,815       100         43,308       100         260,386      100         91,588       100
                                            ----                     ----                     ----                     ----
Corporate                       (6,275)                  (8,743)                    6,696                 (20,747)
                              --------                  -------                  --------                --------
  Total                       $101,540                  $34,565                  $267,082                $ 70,841
                              ========                  =======                  ========                ========


In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increase. Included in Corporate for the nine months ended September 30, 1998 was an investment gain of $32.4 million (see Note 2 to the condensed consolidated financial statements).


INCOME TAXES

The effective income tax rate was 35.6% for the nine months ended September 30, 1998, and 37.5% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes, offset in part by an increase in state income and franchise taxes attributable to the increased profitability of the Company's non-insurance operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (continued)
-------------------------


MINORITY INTERESTS

Minority interest expense was $10.0 million for the three months ended September 30, 1998, an increase of $9.0 million when compared with the same period of the prior year. Minority interest expense was $26.2 million for the nine months ended September 30, 1998, an increase of $23.9 million when compared with the same period of the prior year. These increases were primarily attributable to the strong operating results of the Company's 80/20 joint venture with Experian.


NET INCOME

Net income for the three and nine months ended September 30, 1998, was $55.8 million, or $0.93 per diluted share, and $145.9 million, or $2.56 per diluted share, respectively. Net income for the nine months ended September 30, 1998, included an investment gain of $19.6 million on an after-tax basis, or $0.34 per diluted share, relating to the joint venture with Experian. Net income for the three and nine months ended September 30, 1997, was $20.6 million, or $0.39 per diluted share, and $42.0 million, or $0.79 per diluted share, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $155.1 million and decreased $2.9 million for the nine months ended September 30, 1998 and 1997, respectively.
The increase for the current year period was primarily attributable to cash provided by operating activities and proceeds from the issuance and sale of senior debentures, offset in part by capital expenditures, net purchases of debt and equity securities and the repayment of debt. The decrease for the prior year period was primarily due to the cash effect of company acquisitions, the net purchases of debt and equity securities, capital expenditures and the repayment of debt, offset in part by the proceeds from the issuance of junior subordinated debentures

On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The Company has used a portion of the net proceeds from the sale to repay certain debt obligations and purchase land for the Company's new corporate facilities. The remaining proceeds will be used for general corporate purposes.

Notes and contracts payable as a percentage of total capitalization increased to 13.5% at September 30, 1998, from 7.3% at December 31, 1997. This increase was primarily due to the issuance and sale of the $100.0 million senior debentures, offset in part by an increase in total capitalization due primarily to shares issued in connection with company acquisitions, increased minority interests and net income for the period.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds and from the remaining proceeds of the senior debentures.

Year 2000 Issue

Overview. With the help of an outside consulting firm, the Company has created a Year 2000 Program Management Office and adopted a five-step plan to address the Year 2000 Problem. The five steps of the plan are: (1) awareness, (2) inventory/assessment, (3) renovation, (4) testing, and (5) implementation. To implement the plan, the Company was divided into "business units" comprised of:
(a) the reporting regions of the title insurance subsidiaries, (b) the subsidiary companies of the real estate information services business, (c) the home warranty subsidiaries, (d) the trust and banking subsidiaries and (e) various other subsidiaries.

The "awareness" phase involves communicating the nature and scope of the Year 2000 Problem to the management of the business units in order to engender strong management support for its resolution. The "inventory/assessment" phase involves the identification of information systems and non-information systems, which require renovation or replacement to become Year 2000 compliant. The "renovation" phase involves the repair and/or replacement of the systems identified in the prior phase. The "testing" phase involves the testing of repaired and replaced systems. The "implementation" phase involves the integration of tested systems into daily operations.

All phases of the plan are currently active. The awareness phase will continue throughout 1998 and 1999. September 30, 1998 was the target date for completion of the inventory/assessment phase; that phase is substantially complete. However, all of the phases of the plan must be revisited each time the Company acquires a new business. Accordingly, the inventory/assessment phase remains active. The Company has established the following target dates: (1) December 31, 1998 for completion of renovation, (2) April 30, 1999 for completion of testing, and (3) June 30, 1999 for completion of implementation. In each case, completion of the applicable phase is subject to the limitation noted above for newly acquired businesses. The Company makes no assurance that it will be able to meet these target dates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (continued)
-------------------------


The Company's efforts to survey the Year 2000 readiness of its significant vendors, suppliers and customers continues. To date, the Company has not received sufficient information from these parties about their Year 2000 plans to predict the outcome of their efforts. Even after responses are received, there can be no assurance that the systems of the Company's significant vendors, suppliers and customers will be timely renovated.

Costs for the year 2000 problem. To date the Company has spent approximately $5 million in implementing the Year 2000 plan. The Company expects to incur an additional $25 million to $35 million in completing the Year 2000 plan. About half the costs will be for hardware and software replacement and about half will be for labor. The costs for hardware and software will be capitalized and amortized over their estimated useful lives. Labor costs will be expensed as incurred. Year 2000 plan costs are being funded through operating cash flow.

Contingency plans. With the help of a professional disaster planner, the Company is in the process of creating contingency plans for unexpected systems failures as a result of the Year 2000 Problem. The Company anticipates having the contingency plans in effect by the end of 1998.

Review of the year 2000 plan. The Company has engaged a consultant to review its Year 2000 plan. Under the terms of this engagement, the consultant will (1) review the operations of the Year 2000 Program Management Office, (2) review the Company's Year 2000 plan, and (3) review the implementation of the Year 2000 plan at selected locations. From time to time during the review, the consultant will report its findings to the Audit Committee of the Company's Board of Directors.

Assurances. The costs to implement the Year 2000 plan and the target dates for completion of the various phases of the Year 2000 plan are based on current estimates. These estimates reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party renovation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from these estimates.

Part II:   Other Information
           -----------------

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

(c) During the period covered by this report, the Company has issued unregistered shares of its common stock listed below to sellers in business combinations.


                                                          Consideration
          Date of Sale             Number of Shares         Received
          -------------------      ----------------       -------------
          April 15, 1998                242,188             $15,500,000
          May 6, 1998                    41,925             $ 2,587,167
          May 7, 1998                     9,030             $   435,698
          May 29, 1998                   37,013             $ 2,850,000
          September 15, 1998             17,925             $   525,000



Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)  Exhibits

                (27)  Financial Data Schedule.

           (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarterly period covered by this report. Subsequent to that period, the Company filed a report on Form 8-K dated October 22, 1998, reporting on certain information and issues involving the "Year 2000 Problem."

                                 EXHIBIT INDEX
                                                            Sequentially
                                                            ------------
Exhibit No.     Description                                 Numbered Page
-----------     -----------                                 -------------


(27)            Financial Data Schedule