Form 10-K/A
period 1997-12-31
FIRST AMERICAN FINANCIAL CORP
filed 1999-02-12
CIK 36047

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

                         Commission file number 0-3658

                    THE FIRST AMERICAN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

       Incorporated in California                    95-1068610
       --------------------------                    -----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

          114 East Fifth Street, Santa Ana, California        92701-4642
          --------------------------------------------        ----------
            (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code (714) 558-3211

          Securities registered pursuant to Section 12(b) of the Act:

             Common                            New York Stock Exchange
Rights to Purchase Series A Junior
      Participating Preferred                  New York Stock Exchange
----------------------------------             -----------------------
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

This report includes 52 pages.

                                     PART I
                                     ------

Item 1.  Business.
------------------

The Company
-----------

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

General
-------

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

Overview of Title Insurance Industry
------------------------------------

     Title to, and the priority of interests in, real estate are determined in accordance with applicable laws. In most real estate transactions, mortgage lenders and purchasers of real estate want to be protected from loss or damage in the event that title is not as represented. In most parts of the United States, title insurance has become accepted as the most efficient means of providing such protection.

     Title Policies. Title insurance policies insure the interests of owners and their lenders in the title to real property against loss by reason of adverse claims to ownership of, or to defects, liens, encumbrances or other matters affecting, such title which exist at the time a title insurance policy is issued and which were not excluded from the coverage of a title insurance policy. Title insurance policies are issued on the basis of a title report, which is prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a "title plant."

     The beneficiaries of title insurance policies are generally real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property, but in some cases might insure for a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a real property mortgage lender generally terminates upon the sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

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

     The closing function, sometimes called an escrow in western states, is often performed by a lawyer, an escrow company or a title insurance company or agent (such person or entity, the "closer"). Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is "closed." The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. The seller and the buyer bear the risk during this time lag. Any matter affecting title which is discovered during this period would have to be dealt with to the title insurers' satisfaction or the insurer would except the matter from the coverage afforded by the title policy. Before a closing takes place, however, the closer would request that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, would work with the seller to eliminate them so that the title insurer would issue the title policy subject only to those exceptions to coverage which are acceptable to the buyer and the buyer's lender.

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

The Company's Title Insurance Operations
----------------------------------------

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

     Due to the high incidence of agency fraud in the title insurance industry during the late 1980s, the Company instituted measures to strengthen its agent selection and audit programs. In determining whether to engage an independent agent, the Company investigates the agent's experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company has also increased the number of agent representatives and agent auditors that it employs. Agent representatives periodically visit agents and examine their books and records. In addition to periodic audits, a full agent audit will be triggered if certain "warning signs" are evident. Warning signs that can trigger an audit include the failure to implement Company-required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis. Since strengthening its agent selection and audit programs, the Company's average annual losses resulting from agent defalcations have decreased by approximately 60%.

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

The Company's Related Businesses
--------------------------------

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

     The fee charged to service each mortgage loan varies from region to region, but generally falls within the $44 to $95 price range and is paid in full at the
time the contract is executed.   The Company recognizes revenues from tax
service contracts over the estimated duration of the contracts as the related servicing costs are estimated to occur. However, income taxes are paid on the entire fee in the year the fee is received. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been negligible. Given the uncertainties related to the Company's ability, as well as the ability of its significant vendors, suppliers and customers, to become Year 2000 compliant, losses relating to the Company's tax monitoring service may increase.

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

                                                   Year Ended December 31
                                             ----------------------------------
                                              1997   1996   1995   1994   1993
                                             ------ ------ ------ ------ ------
                                                           ($000)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis    $  287  $ 166 $1,956 $1,741 $1,833
Accruing loans past due 90 or more days
Troubled debt restructurings
                                             ------  ----- ------ ------ ------
     Total                                   $  287  $ 166 $1,956 $1,741 $1,833
                                             ------  ----- ------ ------ ------

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

     The following table provides certain information with respect to the Thrift's allowance for loan losses as well as charge-off and recovery activity.

                                                                             Year Ended December 31
                                                            -----------------------------------------------------------
                                                              1997         1996          1995        1994        1993
                                                            --------     --------      --------    --------    --------
                                                                                         ($000)
Allowance for Loan Losses:
     Balance at beginning of year                            $1,050        $1,344        $  950       $ 750       $ 500
                                                             ------        ------        ------       -----       -----
     Charge-Offs:
          Real estate-mortgage                                 (136)         (766)         (194)       (311)        (66)
          Assigned lease payments                                              (5)           (9)         (9)        (21)
          Other                                                                                                     (44)
                                                             ------        ------        ------       -----       -----
                                                               (136)         (771)         (203)       (320)       (131)
                                                             ------        ------        ------       -----       -----
     Recoveries:
          Real estate-mortgage                                    6            26                        55           3
          Assigned lease payments                                22            18            35          28          32
          Other                                                                                                      23
                                                             ------        ------        ------       -----       -----
                                                                 28            44            35          83          58
                                                             ------        ------        ------       -----       -----
          Net (charge-offs) recoveries                         (108)         (727)         (168)       (237)        (73)
          Provision for losses                                  243           433           562         437         323
                                                             ------        ------        ------       -----       -----
     Balance at end of year                                  $1,185        $1,050        $1,344       $ 950       $ 750
                                                             ======        ======        ======       =====       =====
     Ratio of net charge-offs during the year to
           average loans outstanding during the year             .2%          1.4%           .4%         .6%         .2%
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

                                                                       Year Ended December 31
                              -----------------------------------------------------------------------------------------------
                                     1997            1996                 1995                 1994                1993
                              ---------------   ---------------     ---------------      ---------------      ---------------
                                         % of              % of                % of                 % of                 % of
                              Allowance Loans   Allowance Loans     Allowance Loans      Allowance Loans      Allowance Loans
                              --------- -----   --------- -----     --------- -----      --------- -----      --------- -----
                                                                       ($000)
Loan Categories:
   Real estate-mortgage          $1,116   100      $1,015   100        $1,300    99          $ 879    99          $ 635    98
   Real estate-construction                                                 3     1
   Assigned lease payments           39                34                  41                   71     1             95     1
   Other                             30                 1                                                            20     1
                                 ------  ----      ------  ----        ------  ----          -----  ----          -----  ----
                                 $1,185   100      $1,050   100        $1,344   100          $ 950   100          $ 750   100
                                 ======  ====      ======  ====        ======  ====          =====  ====          =====  ====


Acquisitions
------------

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

Acquired Entity                                   Principal Market(s)
--------------------------------------------------------------------------
Title Insurance:
     Settlers Abstract                            Pennsylvania
     Hillam Title Agency                          Utah
     Klamath County Title Company                 Oregon
     Illini Title Services, Inc.                  Illinois
     Pekin Abstract & Title Company               Illinois
     Woodford County Abstract & Title             Illinois
     Miller Abstract                              Missouri
     Donegan Abstract                             Texas
     Service Standard                             U.S. Virgin Islands

Real Estate Information Services: (1)
     Strategic Mortgage Services, Inc.            Nationwide
     Real Estate Solutions (1)                    Nationwide
--------------------------------------------------------------------------
(1)  On January 1, 1998, the Company formed a limited liability corporation
     (LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division
     (RES). The LLC is 80% owned by the Company and 20% owned by Experian.

Regulation
----------

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

Year 2000 Costs
---------------

     Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations. The Company is evaluating the Year 2000 issue as it relates to the Company's internal computer systems and third party computer systems with which the Company interacts. The Company expects to incur internal staff costs as well as consulting and other expenses related to these issues; these costs will be expensed as incurred. In addition, the appropriate course of action may include replacement or an upgrade of certain systems or equipment at a substantial cost to the Company. There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. The Company may incur significant costs in resolving its Year 2000 issues. If not resolved, this issue could have a significant adverse impact on the Company's operations.

Investment Policies
-------------------

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

Employees
---------

     The following table provides a summary of the total number of employees of the Company as of December 31, 1997:

          Business                          Number of Employees
--------------------------------            -------------------
Title insurance                                    10,424
Real estate information services                    2,106
Home warranty                                         295
Trust and banking                                     105
                                            -------------------
     Total                                         12,930
                                            ===================

Item 2.  Properties.
--------------------

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

Item 3.  Legal Proceedings.
---------------------------

     The Company is involved in numerous routine legal proceedings incidental to such businesses described in Item 1 above. Some of these proceedings involve claims for damages in material amounts. At this time, however, the Company does not anticipate that the resolution of any of these proceedings will have a materially adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters.
--------

Common Stock Market Prices and Dividends
----------------------------------------

     The Company's common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 25, 1998, was 3,033.

High and low stock prices and dividends for the last two years were (Note A):

-----------------------------------------------------------------------------------------------
                                            1997                                1996
                             ------------------------------------------------------------------
                                                    Cash                                Cash
-----------------------      --------------       ---------      --------------       ---------
     Quarter Ended           High-Low Range       Dividends      High-Low Range       Dividends
-----------------------      --------------       ---------      --------------       ---------
March 31                     $29.75 - $25.08          $ .12      $21.33 - $16.75           $.10
June 30                      $26.58 - $20.92          $ .12      $22.50 - $16.59           $.12
September 30                 $40.21 - $26.00          $.135      $23.83 - $19.50           $.12
December 31                  $49.25 - $39.83          $.135      $27.42 - $22.42           $.12
-----------------------------------------------------------------------------------------------

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

Recent Sales of Unregistered Securities
---------------------------------------

     In the last three years, the Company has issued unregistered shares of its common stock to the sellers of the businesses in the acquisitions listed below.

Date of Sale              Number of Shares (Note A)     Consideration  Received
--------------------      -------------------------     -----------------------
September 14, 1995                 67,500                      $1,108,000
December 29, 1995                  90,000                      $1,605,000
September 13, 1996                 98,063                      $2,173,719
December 10, 1996                 250,715                      $5,417,149
July 8, 1997                        7,200                      $  192,600
November 17, 1997                   7,755                      $  315,047
December 31, 1997                     825                      $   40,630

Note A--After adjustment for 3-for-2 stock split effected January 15, 1998

Item 6.   Selected Financial Data.
----------------------------------

  The selected consolidated financial data for the Company for the five-year period ended December 31, 1997, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Item 1--Business--Acquisitions," and "Item 7--Management's Discussion and Analysis--Results of Operations."

The First American Financial Corporation and Subsidiary Companies
-----------------------------------------------------------------

                                                                    Year Ended December 31
---------------------------------------------------------------------------------------------------------------
(in thousands, except percent, per share            1997         1996         1995         1994         1993
amounts and employee data)                       ----------   ----------   ----------   ----------   ----------

Revenues                                         $1,887,461   $1,597,566   $1,250,216   $1,376,393   $1,398,426
Net income                                       $   64,709   $   53,589   $    7,587   $   18,945   $   66,291
Total assets                                     $1,168,144   $  979,794   $  873,778   $  828,649   $  786,448
Notes and contracts payable                      $   41,973   $   71,257   $   77,206   $   89,600   $   85,022
Mandatorily redeemable preferred securities
   (Note D)                                      $  100,000
Stockholders' equity                             $  411,412   $  352,465   $  302,767   $  292,110   $  283,718
Return on average stockholders' equity                 16.9%        16.4%         2.6%         6.6%        26.5%
Cash dividends on common shares                  $    8,818   $    7,928   $    6,850   $    6,869   $    5,840
Per share of common stock (Notes A & B) -
   Net income
      Basic                                      $     3.73   $     3.12   $      .44   $     1.10   $     3.89
      Diluted                                    $     3.64   $     3.09   $      .44   $     1.10   $     3.89
   Stockholders' equity                          $    23.68   $    20.34   $    17.69   $    17.09   $    16.62
   Cash dividends                                $      .51   $      .46   $      .40   $      .40   $      .34
Number of common shares outstanding (Note A)--
   Weighted average during the year
      Basic                                          17,362       17,179       17,105       17,171       17,030
      Diluted                                        17,785       17,325       17,105       17,171       17,030
   End of year                                       17,374       17,331       17,117       17,093       17,072
Title orders opened (Note C)                          1,173        1,027          894          873        1,218
Title orders closed (Note C)                            886          775          667          723          933
Number of employees                                  12,930       11,611       10,149        9,033       10,679
---------------------------------------------------------------------------------------------------------------

Note A -- After adjustment for 3-for-2 stock split effected January 15, 1998, and restatement for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
Note B -- Per share information relating to net income is based on the weighted average number of shares outstanding for the years presented. Per share information relating to stockholders' equity is based on shares outstanding at the end of each year.
Note C -- Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.
Note D -- Mandatorily redeemable preferred securities of First American Capital
          Trust I, a Delaware business trust controlled by the Company, whose sole assets are $100,000,000 aggregate principal amount of the Company's 8.5% deferrable interest debentures due 2012.

Item 7.   Management's Discussion and Analysis.
-----------------------------------------------

Any statements in this document looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; and the demand for and the acceptance of the Company's products.

Results of Operations
---------------------

     Overview - As with all providers of real estate-related financial and information services, the Company's revenues depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. The majority of the Company's revenues for the title insurance and real estate information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new properties. Revenues for the Company's home warranty segment result primarily from residential resale activity and do not benefit from refinancings. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, in recent years, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, have caused unusual fluctuations in the traditional pattern of real estate activity. During 1994 the Federal Reserve Board raised interest rates. This, coupled with the persistently poor real estate economy in California and the effects of the traditional seasonal real estate cycle, resulted in a low inventory of open transactions going into 1995. As a result, 1995 first quarter operating revenues experienced a 30% decline when compared with the same period of the prior year. In response to the severe decline in new orders, the Company instituted personnel reductions. However, the cost-cutting measures lagged the revenue declines, resulting in losses for the first quarter 1995. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year and into 1996. This decrease, as well as increased consumer confidence, contributed significantly to an improved national real estate economy during the second half of 1995, and resulted in a 26% improvement in operating revenues when compared to the first half of 1995. This resurgence in real estate activity generated a high inventory of open transactions going into 1996, which, together with the continuation of lower mortgage interest rates, the improved national real estate economy (including the beginnings of a recovery in California) and the Company's successful integration of its diverse businesses, resulted in strong revenues and profits for 1996. These favorable conditions continued into 1997, contributing to record-setting residential resale transactions, an increase in new home sales and renewed commercial activity. In addition, stability in the marketplace prompted an increase in refinance and home equity transactions, primarily towards the latter part of the year. These factors, as well as market share increases in all of the Company's primary business segments, culminated in 1997 being the best year overall in the Company's history.

Operating revenues - A summary by segment of the Company's operating revenues is as follows:

(in thousands, except percent)    1997      %      1996      %      1995      %
                               ----------  ---  ----------  ---  ----------  ---
Title Insurance:
     Direct Operations         $  761,774   41  $  626,314   40  $  517,616   42
     Agency Operations            700,193   38     641,919   41     517,173   42
                               ----------  ---  ----------  ---  ----------  ---
                               $1,461,967   79   1,268,233   81   1,034,789   84
Real Estate Information           331,372   18     246,745   16     145,755   12
Home Warranty                      46,859    2      38,351    2      32,531    3
Trust and Banking                  20,007    1      17,839    1      14,110    1
                               ----------  ---  ----------  ---  ----------  ---
                               $1,860,205  100  $1,571,168  100  $1,227,185  100
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

Investment and other income - Investment and other income increased 3.3% in 1997 over 1996. This increase was primarily attributable to a 4.8% increase in the average investment portfolio balance and increased equity in earnings of unconsolidated subsidiaries, offset in part by an increase of $0.9 million in losses from the sales of fixed assets. Investment and other income increased 14.6% in 1996 over 1995. This increase was primarily attributable to an increase in realized investment gains of $1.7 million, as well as an increase in fixed income securities, offset in part by a 5.4% decrease in the average investment portfolio balance.

Salaries and other personnel costs - A summary by segment of the Company's salaries and other personnel costs is as follows:

(in thousands, except percent)         1997     %     1996     %     1995     %
                                     --------  ---  --------  ---  --------  ---
Title Insurance                      $498,424   77  $413,164   78  $352,745   82
Real Estate Information               119,856   18    90,559   17    57,738   13
Home Warranty                          11,430    2     9,075    2     7,714    2
Trust and Banking                       7,061    1     6,621    1     4,799    1
Corporate                              10,979    2    11,831    2     8,988    2
                                     --------  ---  --------  ---  --------  ---
                                     $647,750  100  $531,250  100  $431,984  100
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

Premiums retained by agents - A summary of agent retention and agent revenues is as follows:

(in thousands, except percent)               1997        1996        1995
                                           --------    --------    --------
Agent Retention                            $563,137    $516,593    $413,444
                                           ========    ========    ========
Agent Revenues                             $700,193    $641,919    $517,173
                                           ========    ========    ========
% Retained by Agents                          80%         80%         80%
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

Other operating expenses - A summary by segment of the Company's other operating expenses is as follows:

(in thousands, except percent)         1997     %     1996     %     1995     %
                                     --------  ---  --------  ---  --------  ---
Title Insurance                      $247,579   60  $216,514   67  $186,876   72
Real Estate Information               142,985   35    91,249   29    59,527   23
Home Warranty                           2,071          1,323          1,843    1
Trust and Banking                       8,093    2     6,982    2     5,650    2
Corporate                              10,591    3     6,641    2     3,927    2
                                     --------  ---  --------  ---  --------  ---
                                     $411,319  100  $322,709  100  $257,823  100
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

Provision for title losses and other claims - A summary by segment of the Company's provision for title losses and other claims is as follows:

(in thousands, except percent)        1997     %     1996     %     1995      %
                                     -------  ---   -------  ---   -------   ---
Title Insurance                      $52,924   59   $58,909   68   $68,338    76
Real Estate Information                9,874   11     4,453    5     3,166     3
Home Warranty                         27,338   30    23,055   27    18,857    21
Trust and Banking                        187             70             26
                                     -------  ---   -------  ---   -------   ---
                                     $90,323  100   $86,487  100   $90,387   100
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

Depreciation and amortization - Depreciation and amortization as well as capital expenditures are summarized in Note 16 to the consolidated financial statements.

Interest - Interest expense increased 108.4% in 1997 over 1996 and decreased 23.2% in 1996 when compared with 1995. The increase in 1997 was primarily due to $5.7 million of interest expense related to the Company's junior subordinated deferrable interest debentures, offset in part by a 23.7% reduction in the average outstanding debt balance. The decrease in 1996 was primarily attributable to a 13.5% reduction in the average outstanding debt balance and a reduced interest rate option on the Company's variable rate indebtedness. For descriptions of the Company's borrowings under its bank credit agreement and its junior subordinated deferrable interest debentures, see Notes 8 and 13 to the consolidated financial statements, respectively.

Minority interests - Minority interests in net income of consolidated subsidiaries increased 40.1% in 1997 over 1996 and 23.1% in 1996 over 1995. These increases were attributable to the relatively strong operating results of the Company's less than 100% owned subsidiaries, offset in part by purchases of shares from minority shareholders.

Pretax profits - A summary by segment of the Company's pretax profits is as follows:

(in thousands, except percent)      1997      %      1996      %      1995      %
                                  --------   ---   --------   ---   --------   ---
Title Insurance                   $ 95,636    62   $ 66,056    51   $ 17,540    37
Real Estate Information             45,317    29     52,581    40     19,690    42
Home Warranty                        9,741     6      8,178     6      6,828    14
Trust and Banking                    4,062     3      3,728     3      3,304     7
                                  --------   ---   --------   ---   --------   ---
                                   154,756   100    130,543   100     47,362   100
                                  --------   ===   --------   ===   --------   ===
Corporate                          (31,643)         (24,678)         (19,948)
                                  --------         --------         --------
                                  $123,113         $105,865         $ 27,414
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

Premium taxes - A summary by pertinent segment of the Company's premium taxes is as follows:

(in thousands, except percent)       1997     %     1996     %     1995     %
                                    -------  ---   -------  ---   -------  ---
Title Insurance                     $16,034   95   $15,927   96   $13,016   96
Home Warranty                           870    5       749    4       611    4
                                    -------  ---   -------  ---   -------  ---
                                    $16,904  100   $16,676  100   $13,627  100
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

Income taxes - The Company's effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 39.1%, 39.9% and 45.0% for 1997, 1996 and 1995, respectively. The differences in effective rate were primarily due to changes in the ratio of permanent differences to income before income taxes and changes in state income and franchise taxes resulting from fluctuations in the Company's non-insurance subsidiaries' contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 9 to the consolidated financial statements.

Net income - Net income and per share information, which has been restated for the 3-for-2 stock split effected January 15, 1998, and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share," are summarized as follows:

(in thousands, except per share amounts)         1997        1996        1995
                                                -------     -------     ------
Net income                                      $64,709     $53,589     $7,587
                                                =======     =======     ======
Net income per share:
  Basic                                         $  3.73     $  3.12     $ 0.44
                                                =======     =======     ======
  Diluted                                       $  3.64     $  3.09     $ 0.44
                                                =======     =======     ======
Weighted average shares:
  Basic                                          17,362      17,179     17,105
                                                =======     =======     ======
  Diluted                                        17,785      17,325     17,105
                                                =======     =======     ======

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities amounted to $111.2 million, $112.8 million and $38.5 million for 1997, 1996 and 1995, respectively, after claim payments of $81.6 million, $78.0 million and $66.6 million, respectively. The principal non-operating uses of cash and cash equivalents for the three-year period ended December 31, 1997, were for additions to the investment portfolio, capital expenditures, company acquisitions and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the sales and maturities of certain investments and, in 1997, proceeds from the issuance of junior subordinated deferrable interest debentures. The net effect of all activities on total cash and cash equivalents were increases of $8.1 million and $27.5 million for 1997 and 1996, respectively, and a decrease of $8.3 million for 1995.

     Notes and contracts payable as a percentage of total capitalization as of December 31, 1997, was 7.3% as compared with 16.0% as of the prior year end. The decrease was primarily attributable to an increase in the capital base due to the issuance of junior subordinated deferrable interest debentures, net income for the year, and a net decrease in debt. The Company maintains a $75.0 million revolving line of credit which remained unused as of December 31, 1997. Notes and contracts payable are more fully described in Note 8 to the consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data.
------------------------------------------------------

Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.


                                     INDEX
                                     -----

                                                                                Page No.
                                                                                --------
Report of Independent Accountants                                                  19
Financial Statements:
     Consolidated Balance Sheets                                                   20
     Consolidated Statements of Income                                             22
     Consolidated Statements of Stockholders' Equity                               23
     Consolidated Statements of Cash Flows                                         24
     Notes to Consolidated Financial Statements                                    25
Unaudited Quarterly Financial Data                                                 38
Financial Statement Schedules:
     I.    Summary of Investments - Other than Investments in Related Parties      39
     II.   Condensed Financial Information of Registrant                           40
     III.  Supplementary Insurance Information                                     44
     IV.   Reinsurance                                                             46
     V.    Valuation and Qualifying Accounts                                       47

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



PRICE WATERHOUSE LLP
Costa Mesa, California
February 9, 1998

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   December 31
                                                          ------------------------------
                                                               1997            1996
                                                          --------------   -------------
Cash and Cash Equivalents                                 $  181,531,000   $ 173,439,000
                                                          --------------   -------------
Accounts and Accrued Income Receivable,
  less allowances ($7,602,000 and $5,351,000)                128,017,000      89,355,000
                                                          --------------   -------------

Investments:
  Deposits with savings and loan associations and banks       29,029,000      21,674,000
  Debt securities                                            151,503,000     130,576,000
  Equity securities                                           13,904,000       8,517,000
  Other long-term investments                                 35,047,000      30,414,000
                                                          --------------   -------------
                                                             229,483,000     191,181,000
                                                          --------------   -------------
Loans Receivable                                              63,378,000      54,256,000
                                                          --------------   -------------
Property and Equipment, at cost:
  Land                                                        17,059,000      15,869,000
  Buildings                                                   84,935,000      77,265,000
  Furniture and equipment                                    221,071,000     164,762,000
  Less -  accumulated depreciation                          (122,688,000)   (100,258,000)
                                                          --------------   -------------
                                                             200,377,000     157,638,000
                                                          --------------   -------------
Title Plants and Other Indexes                               100,626,000      94,226,000
                                                          --------------   -------------
Assets Acquired in Connection with Claim Settlements          21,119,000      24,270,000
                                                          --------------   -------------
Deferred Income Taxes                                         31,563,000      38,401,000
                                                          --------------   -------------
Goodwill and Other Intangibles, less accumulated
  amortization ($13,093,000 and $11,116,000)                 132,361,000      87,189,000
                                                          --------------   -------------
Deferred Policy Acquisition Costs                             25,016,000      24,753,000
                                                          --------------   -------------
Other Assets                                                  54,673,000      45,086,000
                                                          --------------   -------------
                                                          $1,168,144,000   $ 979,794,000
                                                          ==============   =============

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31
                                                           -----------------------------
                                                                1997            1996
                                                           --------------   ------------
Demand Deposits                                            $   62,475,000   $ 51,321,000
                                                           --------------   ------------
Accounts Payable and Accrued Liabilities:
  Accounts payable                                             12,220,000      7,218,000
  Salaries and other personnel costs                           55,973,000     37,270,000
  Pension costs                                                39,431,000     32,592,000
  Other                                                        60,509,000     53,245,000
                                                           --------------   ------------
                                                              168,133,000    130,325,000
                                                           --------------   ------------
Deferred Revenue                                              104,124,000    104,133,000
                                                           --------------   ------------
Reserve for Known and Incurred But Not Reported Claims        250,826,000    245,245,000
                                                           --------------   ------------
Income Taxes Payable                                            3,987,000      2,554,000
                                                           --------------   ------------
Notes and Contracts Payable                                    41,973,000     71,257,000
                                                           --------------   ------------
Minority Interests in Consolidated Subsidiaries                25,214,000     22,494,000
                                                           --------------   ------------
Commitments and Contingencies (Note 12)
Mandatorily Redeemable Preferred Securities of the
  Company's Subsidiary Trust Whose Sole Assets are
  the Company's $100,000,000 8.5% Deferrable Interest
  Subordinated Notes Due 2012 (Note 13)                       100,000,000
                                                           --------------
Stockholders' Equity:
  Preferred stock, $1 par value
    Authorized - 500,000 shares
    Outstanding - None
  Common stock, $1 par value (Note 14)
    Authorized - 36,000,000 shares
    Outstanding - 17,374,000 and 17,331,000 shares             17,374,000     17,331,000
  Additional paid-in capital                                   43,953,000     43,643,000
  Retained earnings                                           344,645,000    288,754,000
  Net unrealized gain on securities                             5,440,000      2,737,000
                                                           --------------   ------------
Total Stockholders' Equity                                    411,412,000    352,465,000
                                                           --------------   ------------
                                                           $1,168,144,000   $979,794,000
                                                           ==============   ============

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   Year Ended December 31
                                                      ------------------------------------------------
                                                           1997            1996             1995
                                                      --------------   --------------   --------------
Revenues
  Operating revenues                                  $1,860,205,000   $1,571,168,000   $1,227,185,000
  Investment and other income                             27,256,000       26,398,000       23,031,000
                                                      --------------   --------------   --------------
                                                       1,887,461,000    1,597,566,000    1,250,216,000
                                                      --------------   --------------   --------------
Expenses
  Salaries and other personnel costs                     647,750,000      531,250,000      431,984,000
  Premiums retained by agents                            563,137,000      516,593,000      413,444,000
  Other operating expenses                               411,319,000      322,709,000      257,823,000
  Provision for title losses and other claims             90,323,000       86,487,000       90,387,000
  Depreciation and amortization                           38,149,000       27,242,000       20,790,000
  Interest                                                 9,994,000        4,796,000        6,242,000
  Minority interests                                       3,676,000        2,624,000        2,132,000
                                                      --------------   --------------   --------------
                                                       1,764,348,000    1,491,701,000    1,222,802,000
                                                      --------------   --------------   --------------

Income before premium and income taxes                   123,113,000      105,865,000       27,414,000
Premium taxes                                             16,904,000       16,676,000       13,627,000
                                                      --------------   --------------   --------------
Income before income taxes                               106,209,000       89,189,000       13,787,000
Income taxes                                              41,500,000       35,600,000        6,200,000
                                                      --------------   --------------   --------------
Net income                                            $   64,709,000   $   53,589,000   $    7,587,000
                                                      ==============   ==============   ==============
Net income per common share (Note 1):
     Basic                                            $         3.73   $         3.12   $         0.44
     Diluted                                          $         3.64   $         3.09   $         0.44

Weighted average common shares outstanding (Note 1):
     Basic                                                17,362,000       17,179,000       17,105,000
     Diluted                                              17,785,000       17,325,000       17,105,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                           Net
                                                                                          Additional                    unrealized
                                                                              Common        paid-in       Retained      gain (loss)
                                                                 Shares       Stock         capital       earnings     on securities
                                                               ---------------------------------------------------------------------
Balance at December 31, 1994, as previously reported           11,395,000   $11,395,000   $44,013,000   $242,356,000    $(5,654,000)
3-for-2 stock split (Note 14)                                   5,698,000     5,698,000    (5,698,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994, as restated                      17,093,000    17,093,000    38,315,000    242,356,000     (5,654,000)
Net income for 1995                                                                                        7,587,000
Cash dividends on common shares                                                                           (6,850,000)
Shares issued in connection with company acquisitions             157,000       157,000     2,555,000
Shares issued in connection with benefit and savings plans         98,000        98,000     1,055,000
Purchase of Company shares                                       (231,000)     (231,000)   (3,361,000)
Net unrealized gain on securities                                                                                         9,647,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                   17,117,000    17,117,000    38,564,000    243,093,000      3,993,000
Net income for 1996                                                                                       53,589,000
Cash dividends on common shares                                                                           (7,928,000)
Shares issued in connection with company acquisitions             300,000       300,000     7,258,000
Shares issued in connection with benefit and savings plans         75,000        75,000     1,195,000
Purchase of Company shares                                       (161,000)     (161,000)   (3,374,000)
Net unrealized loss on securities                                                                                        (1,256,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                   17,331,000    17,331,000    43,643,000    288,754,000      2,737,000
Net income for 1996                                                                                       64,709,000
Cash dividends on common shares                                                                           (8,818,000)
Shares issued in connection with company acquisitions              16,000        16,000       532,000
Shares issued in connection with benefit and savings plans        209,000       209,000     4,759,000
Purchase of Company shares                                       (182,000)     (182,000)   (4,981,000)
Net unrealized gain on securities                                                                                         2,703,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                   17,374,000   $17,374,000   $43,953,000   $344,645,000    $ 5,440,000
                                                               =====================================================================

                See Notes to Consolidated Financial Statements.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31
                                                                   ------------------------------------------
                                                                       1997            1996          1995
                                                                   -------------   ------------   -----------
Cash flows from operating activities:
  Net income                                                       $  64,709,000   $ 53,589,000   $  7,587,000
  Adjustments to reconcile net income to cash provided by
    operating activities-
      Provision for title losses and other claims                     90,323,000     86,487,000     90,387,000
      Depreciation and amortization                                   38,149,000     27,242,000     20,790,000
      Minority interests in net income                                 3,676,000      2,624,000      2,132,000
      Other, net                                                         933,000       (366,000)       207,000
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries      (81,603,000)   (78,048,000)   (66,639,000)
      Net change in income tax accounts                               11,974,000        381,000     10,777,000
      Increase in accounts and accrued income receivable             (25,704,000)   (11,324,000)   (22,943,000)
      Increase in accounts payable and accrued liabilities            17,708,000     34,314,000     11,190,000
      Decrease in deferred revenue                                        (9,000)      (426,000)   (13,588,000)
      Other, net                                                      (9,001,000)    (1,630,000)    (1,418,000)
                                                                   -------------   ------------   ------------
  Cash provided by operating activities                              111,155,000    112,843,000     38,482,000
                                                                   -------------   ------------   ------------
Cash flows from investing activities:
  Net cash effect of company acquisitions                            (49,336,000)   (12,097,000)   (31,054,000)
  Net (increase) decrease in deposits with banks                      (7,355,000)    (3,037,000)       901,000
  Purchases of debt and equity securities                            (80,241,000)   (68,498,000)   (19,513,000)
  Proceeds from sales of debt and equity securities                   39,240,000     46,506,000     41,066,000
  Proceeds from maturities of debt securities                         18,842,000     31,291,000     19,278,000
  Net (increase) decrease in other long-term investments              (1,117,000)    (2,575,000)     2,761,000
  Net increase in loans receivable                                    (9,122,000)    (8,122,000)    (5,588,000)
  Capital expenditures                                               (74,486,000)   (48,785,000)   (29,643,000)
  Net proceeds from sale of property and equipment                     1,646,000      3,245,000        757,000
                                                                   -------------   ------------   ------------
  Cash used for investing activities                                (161,929,000)   (62,072,000)   (21,035,000)
                                                                   -------------   ------------   ------------
Cash flows from financing activities:
  Net increase in demand deposits                                     11,154,000      7,903,000      4,723,000
  Repayment of debt                                                  (40,940,000)   (19,674,000)   (20,060,000)
  Proceeds from the issuance of mandatorily redeemable
    preferred securities                                             100,000,000
  Purchase of Company shares                                          (5,163,000)    (3,535,000)    (3,592,000)
  Proceeds from exercise of stock options                              1,653,000
  Proceeds from issuance of stock to employee savings plan               980,000
  Cash dividends                                                      (8,818,000)    (7,928,000)    (6,850,000)
                                                                   -------------   ------------   ------------
  Cash provided by (used for) financing activities                    58,866,000    (23,234,000)   (25,779,000)
                                                                   -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                   8,092,000     27,537,000     (8,332,000)
Cash and cash equivalents - Beginning of year                        173,439,000    145,902,000    154,234,000
                                                                   -------------   ------------   ------------
  Cash and cash equivalents - End of year                          $ 181,531,000   $173,439,000   $145,902,000
                                                                   =============   ============   ============
Supplemental information:
  Cash paid during the year for:
    Interest                                                       $   8,223,000   $  5,044,000   $  6,108,000
    Premium taxes                                                  $  18,103,000   $ 14,146,000   $ 14,048,000
    Income taxes                                                   $  31,292,000   $ 36,682,000   $  6,580,000
  Noncash investing and financing activities:
    Shares issued for benefits plans                               $   2,335,000   $  1,270,000   $  1,153,000
    Company acquisitions in exchange for common stock              $     548,000   $  7,558,000   $  2,712,000
    Net unrealized gain (loss) on securities                       $   2,703,000   $(1,256,000)   $  9,647,000
    Liabilities in connection with company acquisitions            $  48,294,000   $ 32,180,000   $ 20,345,000

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

Assets acquired in connection with claim settlements.

     In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property, or judgment liens. These assets, sometimes referred to as "salvage assets," are carried at the lower of cost or fair value less costs to sell.

Goodwill and other intangibles

     Goodwill recognized in business combinations is amortized over its estimated useful life ranging from 20 to 40 years. Other intangibles, which include customer lists, covenants not to compete and organization costs, are amortized over their estimated useful lives, ranging from 3 to 20 years. The Company periodically evaluates the amortization period assigned to each intangible asset to ensure that there not been any events or circumstances that warrant revised estimates of useful lives.

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

     The Company provides for claim losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per claim is calculated using the average of the most recent 12 months of claims experience.

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

Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 became effective for 1997 and requires the presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued.

     The Company's only potential dilutive common shares are stock options (see
Note 11). Stock options are reflected in diluted earnings per share by application of the treasury stock method. All earnings per share amounts presented have been restated to reflect the adoption of SFAS No. 128.

Comprehensive Income

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement is effective for 1998 and requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been included in the calculation of net income. Currently, the only item that would effect the Company is unrealized gains and losses on debt and equity securities. Accordingly, had SFAS No. 130 been in effect for the year ended December 31, 1997, comprehensive income would have been $67,412,000.

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

NOTE 3.
Debt and Equity Securities:

     The amortized cost and estimated fair value of investments in debt securities are as follow:

(in thousands)                                   Gross Unrealized
                                     Amortized   ----------------   Estimated
                                       Cost       Gains    Losses   Fair Value
                                     ---------   -------   ------   ----------
December 31, 1997
U.S. Treasury securities              $ 38,972    $  792    $ (46)    $ 39,718
Corporate securities                    54,884       717      (22)      55,579
Obligations of state and
     political subdivisions             38,977     1,092                40,069
Mortgage-backed securities              16,186        36      (85)      16,137
                                      --------    ------    -----     --------
                                      $149,019    $2,637    $(153)    $151,503
                                      ========    ======    =====     ========

December 31, 1996
U.S. Treasury securities              $ 42,956    $  621    $(146)    $ 43,431
Corporate securities                    37,636        87     (165)      37,558
Obligations of state and
     political subdivisions             38,544       290      (23)      38,811
Mortgage-backed securities              11,038        37     (299)      10,776
                                      --------    ------    -----     --------
                                      $130,174    $1,035    $(633)    $130,576
                                      ========    ======    =====     ========

     The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturities, are as follows:

(in thousands)                                   Amortized        Estimated
                                                   Cost           Fair Value
                                                 ---------        ----------
Due in one year or less                           $ 17,055          $ 17,220
Due after one year through five years               63,304            63,726
Due after five years through ten years              47,268            49,102
Due after ten years                                  5,206             5,318
                                                  --------          --------
                                                   132,833           135,366
Mortgage-backed securities                          16,186            16,137
                                                  --------          --------
                                                  $149,019          $151,503
                                                  ========          ========

     The cost and estimated fair value of investments in equity securities are as follows:

(in thousands)                                   Gross Unrealized
                                                 ----------------   Estimated
                                        Cost      Gains    Losses   Fair Value
                                      --------   -------   ------   ----------
December 31, 1997
Common stocks:
     Corporate securities               $7,941    $5,856     $(82)     $13,715
     Other                                  78       111                   189
                                        ------    ------     ----      -------
                                         8,019     5,967      (82)      13,904
Preferred stocks
                                        ------    ------     ----      -------
                                        $8,019    $5,967     $(82)     $13,904
                                        ======    ======     ====      =======


December 31, 1996
Common stocks:
     Corporate securities               $4,614    $3,838     $(82)     $ 8,370
     Other                                  91        56                   147
                                        ------    ------     ----      -------
                                        $4,705    $3,894     $(82)     $ 8,517
                                        ======    ======     ====      =======

     Sales of debt and equity securities resulted in realized gains of $706,000, $3,257,000 and $1,316,000 and realized losses of $348,000, $646,000 and $358,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The fair value of debt and equity securities was estimated using quoted market prices.

NOTE 4.

Loans Receivable:

     Loans receivable are summarized as follows:

(in thousands)                                  December 31
                                            --------------------
                                              1997        1996
                                            --------    --------
Real estate-mortgage                         $65,384     $55,835
Assigned lease payments                           50          81
Other                                             36         139
                                             -------     -------
                                              65,470      56,055
                                             -------     -------

Unearned income on lease contracts               (18)        (33)
Allowance for loan losses                     (1,185)     (1,050)
Participations sold                             (481)       (140)
Deferred loan fees, net                         (408)       (576)
                                             -------     -------
                                              (2,092)     (1,799)
                                             -------     -------
                                             $63,378     $54,256
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

NOTE 5.
Assets Acquired in Connection with Claim Settlements:

(in thousands)                                  December 31
                                            --------------------
                                              1997        1996
                                            --------    --------
Notes receivable                             $12,177     $11,083
Real estate                                    5,013       7,156
Judgments and other                            3,929       6,031
                                             -------     -------
                                             $21,119     $24,270
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

     The activity in the valuation reserve is summarized as follows:

(in thousands)                                   December 31
                                            --------------------
                                              1997        1996
                                            --------    --------
Balance at beginning of year                 $10,278     $11,246
Provision for losses                           4,678       4,948
Dispositions                                  (3,821)     (5,916)
                                             -------     -------
Balance at end of year                       $11,135     $10,278
                                             =======     =======

NOTE 6.
Demand Deposits:

     Passbook and investment certificate accounts are summarized as follows:

(in thousands)                           December 31
                                    ----------------------
                                      1997          1996
                                    --------      --------

Passbook                             $13,209       $13,335
Certificate accounts:
     Less than one year               28,798        23,753
     One to five years                20,468        14,233
                                     -------       -------
                                     $62,475       $51,321
                                     =======       =======


Annualized interest rates:
     Passbook                           5%            5%
     Certificate accounts             6%-8%         5%-8%

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

NOTE 7.
Reserve for Known and Incurred But Not Reported Claims:

     Activity in the reserve for known and incurred but not reported claims is summarized as follows:

(in thousands)                              Year Ended December 31
                                       --------------------------------
                                         1997        1996        1995
                                       --------    --------    --------
Balance at beginning of year           $245,245    $238,161    $206,743
                                       --------    --------    --------

Provision related to:
     Current year                        85,645      81,539      82,632
     Prior years                          4,678       4,948       7,755
                                       --------    --------    --------
Total provision                          90,323      86,487      90,387
                                       --------    --------    --------

Payments related to:
     Current year                        39,934      29,680      25,039
     Prior year                          39,745      43,967      40,934
                                       --------    --------    --------
Total payments                           79,679      73,647      65,973
                                       --------    --------    --------
Other                                    (5,063)     (5,756)      7,004
                                       --------    --------    --------
Balance at end of year                 $250,826    $245,245    $238,161
                                       ========    ========    ========

     "Other" primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements. Included in 1995 is $10.0 million in purchase accounting adjustments. Claims activity associated with reinsurance is not material and, therefore, not presented separately.

NOTE 8.
Notes and Contracts Payable:

(in thousands)                                                   December 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Secured notes payable pursuant to amended
     credit agreement                                         $ 5,320   $37,250
Trust deed notes with maturities through 2017, secured
     by land and buildings with a net book value of $11,739,
     average rate of 8 1/2%                                     7,359     8,630
Other notes and contracts payable with maturities
     through 2005, average rate of 7 1/2%                      29,294    25,377
                                                              -------   -------
                                                              $41,973   $71,257
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

     The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1997, are as follows (in thousands):

                             1998            $13,503
                             1999            $11,813
                             2000            $ 5,599
                             2001            $ 4,381
                             2002            $ 1,723

     The fair value of notes and contracts payable was $44.3 million and $70.6 million at December 31, 1997 and 1996, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted average interest rate for the Company's notes and contracts payable was 8% and 7 1/4% at December 31, 1997 and 1996, respectively.

NOTE 9.
Income Taxes:

     Income taxes are summarized as follows:

(in thousands)
                                                ------------------------------
                                                  1997       1996       1995
                                                --------   --------   --------
Current:

   Federal                                       $27,234    $28,535     $3,442
   State                                           3,925      6,038      1,810
                                                 -------    -------     ------
                                                  31,159     34,573      5,252
                                                 -------    -------     ------

Deferred:
   Federal                                         9,747        232         70
   State                                             594        795        878
                                                 -------    -------     ------
                                                  10,341      1,027        948
                                                 -------    -------     ------
                                                 $41,500    $35,600     $6,200
                                                 =======    =======     ======

Income taxes differ from the amounts computed by applying the federal income tax rate of 35%. A reconciliation of this difference is as follows:

(in thousands)
                                                ------------------------------
                                                  1997       1996       1995
                                                --------   --------   --------

Taxes calculated at federal rate                 $37,173    $31,216    $ 4,825
Tax exempt interest income                          (651)      (669)      (719)
Tax effect of minority interests                   1,286        918        746
State taxes, net of federal benefit                3,706      4,442      2,456
Exclusion of certain meals and
     entertainment expenses                        2,889      2,429      2,391
Change in tax reserves                                                  (2,301)
Other items, net                                  (2,903)    (2,736)    (1,198)
                                                 -------    -------    -------
                                                 $41,500    $35,600    $ 6,200
                                                 =======    =======    =======

The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

(in thousands)                                         December 31
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
Deferred tax assets:
     Deferred revenue                              $23,066     $25,709
     Employee benefits                              11,021       9,811
     Title claims and related salvage                3,183      11,934
     Bad debt reserves                               4,952       3,382
     Acquisition reserve                             3,970       2,254
     State taxes                                       346         441
     Other                                           7,009       4,261
                                                   -------     -------
          Total deferred tax assets                 53,547      57,792
                                                   -------     -------

Deferred tax liabilities:
     Depreciable and amortizable assets             15,116      13,611
     Unrealized gain on securities                   2,929       1,475
     Sale leaseback                                  1,327       1,462
     Other                                           2,612       2,843
                                                   -------     -------
          Total deferred tax liabilities            21,984      19,391
                                                   -------     -------
Net deferred tax asset                             $31,563     $38,401
                                                   =======     =======

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

     Net pension cost for the Company's pension and other retirement benefit plans includes the following components:

(in thousands)
                                            ------------------------------
                                              1997       1996       1995
                                            --------   --------   --------
Service cost - benefits earned
     during the year                        $ 10,550   $  9,186    $ 7,798
Interest cost on projected
     benefit obligation                       11,178      9,764      8,741
Actual gain on plan assets                   (20,555)   (10,517)    (9,636)
Net amortization and deferral                 14,531      5,810      4,674
                                            --------   --------    -------
Net periodic pension cost                   $ 15,704   $ 14,243    $11,577
                                            ========   ========    =======

The following table sets forth the plans' status at:

(in thousands)                                            December 31
                                       -------------------------------------------------
                                                1997                     1996
                                       -------------------------  ----------------------
                                                      Unfunded                Unfunded
                                         Funded     Supplemental   Funded   Supplemental
                                        Pension        Benefit     Pension     Benefit
                                         Plans          Plans       Plans       Plans
                                       ----------   ------------  --------  ------------
Present value of
  benefit obligation:
    Vested benefits                     $  97,463        $19,766  $ 74,536       $17,137
    Non-vested benefits                     8,619          5,303     7,479         5,068
                                        ---------        -------  --------       -------

Accumulated benefit obligation            106,082         25,069    82,015        22,205
Value of future pay increases              35,607          7,065    29,663         7,046
                                        ---------        -------  --------       -------

Total projected benefit obligation        141,689         32,134   111,678        29,251
Plan assets at fair value                (109,357)                 (87,096)
                                        ---------        -------  --------       -------

Plan assets less than projected
  benefits obligation                      32,332         32,134    24,582        29,251
Unrecognized net (asset)
  obligation at transition                    255         (1,441)      307        (1,801)
Prior service cost not yet recognized         457         (1,614)      503        (1,802)
Unrecognized net loss                     (18,682)        (6,280)  (15,005)       (5,419)
Adjustment to recognize
  minimum liability                                        2,270                   1,976
                                        ---------        -------  --------       -------
Accrued pension costs                   $  14,362        $25,069  $ 10,387       $22,205
                                        =========        =======  ========       =======

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

     The Company's principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plan holds 2,192,000 and 2,391,000 shares of the Company's common stock, representing 13% and 14% of the total shares outstanding at December 31, 1997, and 1996 respectively.

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

(in thousands, except per share amounts)       1997        1996
                                             --------    --------
Net income:
     As reported                              $64,709     $53,589
     Pro forma                                $63,909     $53,070
Earnings per share:
     As reported
        Basic                                 $  3.73     $  3.12
        Diluted                               $  3.64     $  3.09
     Pro forma
        Basic                                 $  3.68     $  3.09
        Diluted                               $  3.59     $  3.06

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

     Transactions involving stock options are summarized as follows:

                                                                       Weighted
                                                                       Average
(in thousands, except weighted-average exercise price)    Number       Exercise
                                                        Outstanding     Price
                                                        -----------    --------
Balance at December 31, 1995
Granted during 1996                                           1,005      $17.08
                                                             ------      ------
Balance at December 31, 1996                                  1,005      $17.08
Granted during 1997                                              69      $31.50
Exercised during 1997                                            97      $17.08
Forfeited during 1997                                            44      $17.08
                                                             ------      ------
Balance at December 31, 1997                                    933      $18.15
                                                             ======      ======

     At December 31, 1997, the range of exercise prices was $17.08 - $39.83 and the weighted-average remaining contractual life of outstanding options was six years. The number of options exercisable was 104,250 and the weighted-average exercise price of those options was $17.08. There were no options exercisable at December 31, 1996.

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

     Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):

     -------------    --------
     1998             $ 71,522
     1999               53,280
     2000               31,836
     2001               21,535
     2002               16,889
     Later Years        43,015
                      --------
                      $238,077
                      ========

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

NOTE 13.
Mandatorily Redeemable Preferred Securities:

     On April 22, 1997, the Company issued and sold $100.0 million of 8.5% preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust I. In connection with the subsidiary's issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes, due 2012. The sole assets of the subsidiary are and will be the subordinated interest notes. The Company's obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary's obligations under the preferred securities. Distributions payable on the securities are included as interest expense in the Company's consolidated income statement.

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

NOTE 15.
Acquisitions:

       During 1997 the Company acquired 15 companies, all of which were in the title insurance or real estate information services business, for an aggregate of $30.8 million in cash and $7.1 million in notes. Each of the acquisitions was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. As a result of the acquisitions, the Company recorded approximately $50.4 million in goodwill and other intangible assets. Goodwill is amortized on a straight-line basis over its estimated useful life ranging from 20 to 40 years. The operating results of the acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates.

       The following unaudited pro forma consolidated operating results have been prepared as if the acquisitions had occurred at the beginning of 1997 and 1996:

(in thousands)                        1997         1996
                                   ----------   ----------

Revenues                           $1,921,449   $1,703,696
Net income                         $   62,840   $   53,303
Net income per diluted share       $     3.53   $     3.08

       The pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NOTE 16.
Subsequent Events:

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

NOTE 17.
Segment Financial Information:

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

     Selected financial information about the Company's operations by segment for each of the past three years is as follows:

                          ----------------------------------------------------------------
(in thousands)                                                  Depreciation
                                         Pretax                     and         Capital
                           Revenues   Profit (loss)   Assets    Amortization  Expenditures
                          ----------  ------------  ----------  ------------  ------------
1997
Title Insurance           $1,482,993      $ 95,636  $  656,622       $23,501       $39,190
Real Estate Information      331,152        45,317     312,666        12,369        33,602
Home Warranty                 51,005         9,741      81,444           424           768
Trust and Banking             20,007         4,062      83,423           604           676
Corporate                      2,304       (31,643)     33,989         1,251           250
                          ----------      --------  ----------       -------       -------
                          $1,887,461      $123,113  $1,168,144       $38,149       $74,486
                          ==========      ========  ==========       =======       =======


1996
Title Insurance           $1,288,947      $ 66,056  $  584,800       $17,236       $30,082
Real Estate Information      247,810        52,581     225,527         8,281        17,060
Home Warranty                 41,927         8,178      67,622           296           277
Trust and Banking             17,839         3,728      72,473           438         1,366
Corporate                      1,043       (24,678)     29,372           991
                          ----------      --------  ----------       -------       -------
                          $1,597,566      $105,865  $  979,794       $27,242       $48,785
                          ==========      ========  ==========       =======       =======


1995
Title Insurance           $1,052,823      $ 17,540  $  532,697       $13,356       $20,321
Real Estate Information      147,004        19,690     182,499         6,205         7,984
Home Warranty                 35,531         6,828      56,637           289           149
Trust and Banking             14,110         3,304      63,416           331         1,189
Corporate                        748       (19,948)     38,529           609
                          ----------      --------  ----------       -------       -------
                          $1,250,216      $ 27,414  $  873,778       $20,790       $29,643
                          ==========      ========  ==========       =======       =======

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
                                     ============ ============  ============

                                                                     SCHEDULE II
                                                                          1 OF 4

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         PARENT COMPANY BALANCE SHEETS

                                                           December 31
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
                      ------
Cash and cash equivalents.......................... $  9,657,000  $  8,983,000
                                                    ------------  ------------
Stock of subsidiaries, at equity...................  624,690,000   532,128,000
                                                    ------------  ------------
Deposits with savings and loan associations and
 banks.............................................       50,000         0,000
                                                    ------------  ------------
Property and equipment, at cost:
  Land.............................................      425,000       425,000
  Buildings and building improvements..............    5,006,000     5,006,000
  Less--accumulated depreciation...................   (4,628,000)   (4,442,000)
                                                    ------------  ------------
                                                         803,000       989,000
                                                    ------------  ------------
Other assets.......................................    5,217,000     4,471,000
                                                    ------------  ------------
                                                    $640,417,000   546,621,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Dividends payable.................................. $  2,376,000  $  2,118,000
                                                    ------------  ------------
Accrued expenses...................................    1,798,000       322,000
                                                    ------------  ------------
Payable to subsidiaries............................  114,143,000   146,268,000
                                                    ------------  ------------
Notes and contracts payable........................   10,688,000    45,448,000
                                                    ------------  ------------
Mandatorily redeemable preferred securities of the
 Company's subsidiary trust whose sole assets are
 the Company's $100,000,000 8.5% deferrable
 interest subordinated notes due 2012..............  100,000,000
                                                    ------------
Stockholders' equity:
  Preferred stock, $1 par value; Authorized--
   500,000 shares;
   Outstanding--None
  Common stock, $1 par value; Authorized--
   36,000,000 shares;
   Outstanding--17,374,000 and 17,331,000 shares...   17,374,000    17,331,000
  Additional paid-in capital.......................   43,953,000    43,643,000
  Retained earnings................................  344,645,000   288,754,000
  Net unrealized gain on securities................    5,440,000     2,737,000
                                                    ------------  ------------
    Total stockholders' equity.....................  411,412,000   352,465,000
                                                    ------------  ------------
                                                    $640,417,000  $546,621,000
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
                                             =========== =========== ===========


                See Notes to Parent Company Financial Statements

                                                                     SCHEDULE II
                                                                          3 OF 4
                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                               Year ended December 31
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $ 64,709,000  $ 53,589,000  $  7,587,000
  Adjustments to reconcile net income
   to cash (used for) provided by
   operating activities--
    Depreciation.....................       186,000       186,000       185,000
    Expense relating to stock plans..     2,335,000     1,270,000     1,153,000
    Equity in earnings of
     subsidiaries, net of dividends..   (76,808,000)  (63,697,000)  (25,802,000)
    Other............................                                  (225,000)
  Changes in assets and liabilities,
   excluding effects of company
   acquisitions and noncash
   transactions--
    (Increase) decrease in other
     assets..........................      (746,000)      453,000       503,000
    Increase in dividends payable and
     accrued expenses................     1,734,000       174,000         7,000
    (Decrease) increase in
     intercompany accounts...........   (23,286,000)   23,369,000    40,509,000
                                       ------------  ------------  ------------
      Cash (used for) provided by
       operating activities..........   (31,876,000)   15,344,000    23,917,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Capital contribution to subsidiary.   (21,342,000)
  Net increase in deposits with
   banks.............................                                   (50,000)
  Sales of equity securities.........                                 1,933,000
                                       ------------                ------------
      Cash (used for) provided by
       investing activities..........   (21,342,000)                  1,883,000
                                       ------------                ------------
Cash flows from financing activities:
  Proceeds from issuance of
   mandatorily redeemable preferred
   securities........................   100,000,000
  Proceeds from exercise of stock
   options...........................     1,653,000
  Proceeds from issuance of stock to
   employee savings plan.............       980,000
  Repayment of debt..................   (34,760,000)  (14,313,000)  (11,121,000)
  Purchase of Company shares.........    (5,163,000)   (3,535,000)   (3,592,000)
  Cash dividends.....................    (8,818,000)   (7,928,000)   (6,850,000)
                                       ------------  ------------  ------------
      Cash provided by (used for)
       financing activities..........    53,892,000   (25,776,000)  (21,563,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................       674,000   (10,432,000)    4,237,000
Cash and cash equivalents--
  Beginning of year..................     8,983,000    19,415,000    15,178,000
                                       ------------  ------------  ------------
  End of year........................  $  9,657,000  $  8,983,000  $ 19,415,000
                                       ============  ============  ============
Supplementary information:
  Cash paid during the year for
   interest..........................  $  5,973,000  $  3,835,000  $  4,986,000
Noncash investing and financing
 activities:
  Shares issued for benefits plans...  $  2,335,000  $  1,270,000  $  1,153,000
  Company acquisitions in exchange
   for common stock..................  $    548,000  $  7,558,000  $  2,712,000

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

                                                                    SCHEDULE III
                                                                          1 OF 2

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             BALANCE SHEET CAPTIONS

Column A                                 Column B        Column C     Column D
--------                             ----------------- ------------ ------------
                                      Deferred Policy     Claims      Deferred
Segment                              Acquisition Costs   Reserves     Revenues
-------                              ----------------- ------------ ------------
1997
Title Insurance.....................                   $238,141,000 $  2,151,000
Real Estate Information.............    $19,700,000       9,238,000   75,391,000
Home Warranty.......................      5,316,000       3,357,000   26,582,000
Trust and Banking...................                         90,000
Corporate...........................
                                        -----------    ------------ ------------
  Total.............................    $25,016,000    $250,826,000 $104,124,000
                                        ===========    ============ ============

1996
Title Insurance.....................                   $237,596,000 $  4,396,000
Real Estate Information.............    $20,889,000       4,880,000   79,401,000
Home Warranty.......................      3,864,000       2,769,000   20,336,000
Trust and Banking...................
Corporate...........................
                                        -----------    ------------ ------------
  Total.............................    $24,753,000    $245,245,000 $104,133,000
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
         ============== ========== ========== ==============        ===

                                                                     SCHEDULE V
                                                                         1 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1997

        COLUMN A            COLUMN B          COLUMN C              COLUMN D        COLUMN E
        --------          ------------ -----------------------     -----------    ------------
                                              ADDITIONS
                                       -----------------------
                           BALANCE AT  CHARGED TO  CHARGED TO      DEDUCTIONS      BALANCE AT
                           BEGINNING    COSTS AND     OTHER           FROM           END OF
      DESCRIPTION          OF PERIOD    EXPENSES    ACCOUNTS         RESERVE         PERIOD
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

                                                                     SCHEDULE V
                                                                         2 OF 3
                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1996

        COLUMN A            COLUMN B          COLUMN C               COLUMN D        COLUMN E
        --------          ------------ -----------------------     ------------    ------------
                                              ADDITIONS
                                       -----------------------
                           BALANCE AT  CHARGED TO  CHARGED TO                       BALANCE AT
                           BEGINNING    COSTS AND     OTHER         DEDUCTIONS        END OF
      DESCRIPTION          OF PERIOD    EXPENSES    ACCOUNTS       FROM RESERVE       PERIOD
      -----------         ------------ ----------- -----------     ------------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
   Consolidated.........  $  5,970,000 $ 4,386,000                 $ 5,005,000(A)  $  5,351,000
                          ============ ===========                 ===========     ============
Reserve for title losses
 and other claims:
  Registrant--None
   Consolidated.........  $238,161,000 $86,487,000 $(4,915,000)(B) $74,488,000(C)  $245,245,000
                          ============ =========== ===========     ===========     ============
Reserve deducted from
 loans receivable:
  Registrant--None
   Consolidated.........  $  1,344,000 $   433,000                 $   727,000(A)  $  1,050,000
                          ============ ===========                 ===========     ============
Reserve deducted from
 other investments:
  Registrant--None
   Consolidated.........  $    353,000                             $   353,000(D)
                          ============                             ===========
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
   Consolidated.........  $ 11,246,000             $ 4,948,000     $ 5,916,000(D)  $ 10,278,000
                          ============             ===========     ===========     ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
   Consolidated.........  $    856,000                             $   418,000(E)  $    438,000
                          ============                             ===========     ============
Reserve deducted from
 other assets:
  Registrant--None
   Consolidated.........  $  1,420,000 $     2,000                 $    35,000(D)  $  1,387,000
                          ============ ===========                 ===========     ============

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

                                                                     SCHEDULE V
                                                                         3 OF 3
                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1995

        COLUMN A            COLUMN B          COLUMN C            COLUMN D        COLUMN E
        --------          ------------ ----------------------    -----------    ------------
                                             ADDITIONS
                                       ----------------------
                           BALANCE AT  CHARGED TO  CHARGED TO    DEDUCTIONS      BALANCE AT
                           BEGINNING    COSTS AND    OTHER          FROM           END OF
      DESCRIPTION          OF PERIOD    EXPENSES    ACCOUNTS       RESERVE         PERIOD
      -----------         ------------ ----------- ----------    -----------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
   Consolidated.........  $  4,022,000 $ 2,965,000               $ 1,017,000(A) $  5,970,000
                          ============ ===========               ===========    ============
Reserve for title losses
 and other claims:
  Registrant--None
   Consolidated.........  $206,743,000 $90,387,000 $7,004,000(B) $65,973,000(C) $238,161,000
                          ============ =========== ==========    ===========    ============
Reserve deducted from
 loans receivable:
  Registrant--None
   Consolidated.........  $    950,000 $   562,000               $   168,000(A) $  1,344,000
                          ============ ===========               ===========    ============
Reserve deducted from
 other investments:
  Registrant--None
   Consolidated.........  $    353,000                                          $    353,000
                          ============                                          ============
Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
   Consolidated.........  $ 12,354,000             $3,019,000    $ 4,127,000(D) $ 11,246,000
                          ============             ==========    ===========    ============
Reserve deducted from
 deferred income taxes:
  Registrant--None
   Consolidated.........  $  2,880,000                           $ 2,024,000(E) $    856,000
                          ============                           ===========    ============
Reserve deducted from
 other assets:
  Registrant--None
   Consolidated.........  $  1,342,000 $    84,000               $     6,000    $  1,420,000
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     None

                                    PART III
                                    --------

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


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

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

                   *(10)(e) Pension Restoration Plan (effective as of January 1, 1994).

                   *(10)(f) 1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement on Form S-8 dated December 30, 1996.

                   *(10)(g) Pledge Agreement dated as of April 27, 1992, incorporated by reference herein from Exhibit (2) of Current Report on Form 8-K dated May 8, 1992.

                    (21) Subsidiaries of the registrant, incorporated by reference herein from Exhibit 21 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                    (23)     Consent of Independent Accountants.

                    (27) Financial Data Schedule, incorporated by reference herein from Exhibit 27 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

THE FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By     /s/ PARKER S. KENNEDY
       --------------------------------------------------------------------
       Parker S. Kennedy, President
       (Principal Executive Officer)

Date:  February 12, 1999
       --------------------------------------------------------------------

By:    /s/ THOMAS A. KLEMENS
       --------------------------------------------------------------------
       Thomas A. Klemens, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  February 12, 1999
       --------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                          DESCRIPTION                            PAGE
 -------                        -----------                        ------------
 (3)(a)   Restated Articles of Incorporation of The First
          American Financial Corporation dated January 1,
          1998, incorporated by reference herein from exhibit
          (3)(a) of Annual Report on Form 10-K for the year
          ended December 31, 1997.
 (4)(a)   Amended and Restated Credit Agreement dated as of July
          29, 1997, incorporated by reference herein from
          Exhibit (4.4) of Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1997.
 (4)(b)   Amendment No. 1 dated as of November 10, 1997, to
          Amended and Restated Credit Agreement dated as of July
          29, 1997, incorporated by reference herein from
          Exhibit (4.1) of Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1997.
 (4)(c)   Rights Agreement, dated as of October 23, 1997,
          incorporated by reference herein from Exhibit 4 of
          Registration Statement on Form 8-A dated November 7,
          1997.
 (4)(d)   Junior Subordinated Indenture, dated as of April 22,
          1997, incorporated by reference herein from Quarterly
          Report on Form 10-Q for the quarter ended June 30,
          1997.
 (4)(e)   Form of New 8.50% Junior Subordinated Deferrable
          Interest Debenture, incorporated by reference herein
          from Exhibit 4.2 of Registration Statement on Form S-4
          dated September 18, 1997.
 (4)(f)   Certificate of Trust of First American Capital Trust
          I, incorporated by reference herein from Exhibit 4.3
          of Registration Statement on Form S-4 dated September
          18, 1997.
 (4)(g)   Declaration of Trust of First American Capital Trust I
          dated as of April 11, 1997, incorporated by reference
          herein from Exhibit 4.4 of Registration Statement on
          Form S-4 dated September 18, 1997.
 (4)(h)   Amended and Restated Declaration of Trust of First
          American Capital Trust I dated as of April 22, 1997,
          incorporated by reference herein from Exhibit 4.3 of
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997.
 (4)(i)   Form of New 8.50% Capital Security (Liquidation Amount
          $1,000 per Capital Security), incorporated by
          reference herein from Exhibit 4.6 of Registration
          Statement on Form S-4 dated September 18, 1997.
 (4)(j)   Form of New Guarantee Agreement, incorporated by
          reference herein from Exhibit 4.7 of Registration
          Statement on Form S-4 dated September 18, 1997.
*(10)(a)  Description of Stock Bonus Plan, as amended,
          incorporated by reference herein from Exhibit (10)(a)
          of Annual Report on Form 10-K for the fiscal year
          ended December 31, 1992.
*(10)(b)  Executive Supplemental Benefit Plan dated April 10,
          1986, and Amendment No. 1 thereto dated October 1,
          1986, incorporated by reference herein from Exhibit
          (10)(b) of Annual Report on Form 10-K for the fiscal
          year ended December 31, 1988.
*(10)(c)  Amendment No. 2, dated March 22, 1990, to Executive
          Supplemental Benefit Plan, incorporated by reference
          herein from Exhibit (10)(c) of Annual Report on Form
          10-K for the fiscal year ended December 31, 1989.
*(10)(d)  Management Supplemental Benefit Plan dated July 20,
          1988, incorporated by reference herein from Exhibit
          (10) of Quarterly Report on Form 10-Q for the quarter
          ended June 30, 1992.
*(10)(e)  Pension Restoration Plan (effective as of January 1,
          1994), incorporated by reference herein from Exhibit
          (10)(e) of Annual Report on Form 10-K for the fiscal
          year ended December 31, 1996.

                                                                   Sequentially
 Exhibit                                                             Numbered
   No.                          Description                            Page
 -------                        -----------                        ------------
 *(10)(f) 1996 Stock Option Plan, incorporated by reference
          herein from Exhibit 4 of Registration Statement on
          Form S-8 dated December 30, 1996.
 *(10)(g) 1997 Directors' Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement on
          Form S-8 dated December 11, 1997.
  (10)(h) Registration Rights Agreement dated April 22, 1997, incorporated by reference herein from Exhibit (10.1)
          of Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997.
  (21)    Subsidiaries of the registrant incorporated by reference herein from exhibit 21 of Annual Report on Form 10-K for the year ended December
          31, 1997.
  (23)    Consent of Independent Accountants.
  (27)    Financial Data Schedule incorporated by reference herein from exhibit 27 of Annual Report on Form 10-K for the year ended December
          31, 1997.