Form 10-Q/A
period 1998-03-31
FIRST AMERICAN FINANCIAL CORP
filed 1999-02-12
CIK 36047

                                  FORM 10-Q/A

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


Date:  February 12, 1999

Part I:  Financial Information
         ---------------------
Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                   ----------------------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
Assets
  Cash and cash equivalents                    $  211,687,000    $  181,531,000
                                               --------------    --------------
  Accounts and accrued income receivable, net     169,159,000       128,017,000
                                               --------------    --------------
  Investments:
    Deposits with savings and loan
      associations and banks                       26,428,000        29,029,000
    Debt securities                               140,933,000       151,503,000
    Equity securities                              20,481,000        13,904,000
    Other long-term investments                    36,419,000        35,047,000
                                               --------------    --------------
                                                  224,261,000       229,483,000
                                               --------------    --------------
  Loans receivable                                 66,573,000        63,378,000
                                               --------------    --------------
  Property and equipment, at cost                 390,776,000       323,065,000
  Less-accumulated depreciation                  (161,195,000)     (122,688,000)
                                               --------------    --------------
                                                  229,581,000       200,377,000
                                               --------------    --------------
  Title plants and other indexes                  146,975,000       100,626,000
                                               --------------    --------------
  Assets acquired in connection with claim
    settlements (net of valuation reserves
    of $10,199,000 and $11,135,000)                20,228,000        21,119,000
                                               --------------    --------------
  Deferred income taxes                            16,943,000        31,563,000
                                               --------------    --------------
  Goodwill and other intangibles, net             134,142,000       132,361,000
                                               --------------    --------------
  Deferred policy acquisition costs                25,171,000        25,016,000
                                               --------------    --------------
  Other assets                                     54,235,000        54,673,000
                                               --------------    --------------
                                               $1,298,955,000    $1,168,144,000
                                               ==============    ==============

Liabilities and Stockholders' Equity
  Demand deposits                              $   61,993,000    $   62,475,000
                                               --------------    --------------
  Accounts payable and accrued liabilities        195,344,000       168,133,000
                                               --------------    --------------
  Deferred revenue                                104,482,000       104,124,000
                                               --------------    --------------
  Reserve for known and incurred but not
    reported claims                               252,927,000       250,826,000
                                               --------------    --------------
  Income taxes payable                             18,425,000         3,987,000
                                               --------------    --------------
  Notes and contracts payable                      39,149,000        41,973,000
                                               --------------    --------------
  Minority interests in consolidated
    subsidiaries                                   63,286,000        25,214,000
                                               --------------    --------------
  Mandatorily redeemable preferred securities
    of the Company's subsidiary trust whose
    sole assets are the Company's $100,000,000
    8.5% deferrable interest subordinated
    notes due 2012                                100,000,000       100,000,000
                                               --------------    --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares;
      Outstanding - none
    Common stock, $1 par value
      Authorized - 36,000,000 shares;
      Outstanding - 17,581,000 and
      17,374,000 shares                            17,581,000        17,374,000
  Additional paid-in capital                       52,934,000        43,953,000
  Retained earnings                               386,968,000       344,645,000
  Net unrealized gain on securities                 5,866,000         5,440,000
                                               --------------    --------------
                                                  463,349,000       411,412,000
                                               --------------    --------------
                                               $1,298,955,000    $1,168,144,000
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

Note 2 - Business Combinations
------------------------------

On January 1, 1998, the Company formed a limited liability corporation (LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division (RES). The LLC is 80% owned by the Company and 20% owned by Experian. RES is a supplier of core real estate data, providing, among other things, property valuation information, title and tax information and imaged title documents. This business combination has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at January 1, 1998. In addition, as a result of the transaction, the Company recognized an investment gain of $32.4 million in the first quarter 1998. The operating results of the LLC are included in the Company's consolidated financial statements commencing January 1, 1998. Assuming the combination had occurred January 1, 1997, pro forma revenues, net income, net income per diluted share would have been $404.9 million, $2.1 million and $.12, respectively, for the three months ended March 31, 1997. Pro forma results for the current period are not presented because the combination occurred January 1, 1998.

In addition, during the three months ended March 31, 1998, the Company also acquired 2 companies in the title insurance business for an aggregate of $0.3 million in cash, $0.7 million in notes and 86,000 shares of the Company's common stock. These acquisitions were individually not material. Each of these acquisitions was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. As a result of the acquisitions, the Company recorded approximately $1.7 million in goodwill. Goodwill is amortized on a straight-line basis over its estimated useful life of 20-30 years. The operating results of the acquired companies were included in the Company's consolidated financial statements from their respective acquisitions dates. Assuming these acquisitions had occurred January 1, 1997, pro forma revenues, net income, net income per diluted share would have been $606.3 million, $45.0 million and $2.49 respectively, for the three months ended March 31, 1998, and $406.3 million, $2.2 million and $.13, respectively, for the three months ended March 31, 1997 (the 1997 pro forma results include the business combination mentioned above). All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

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

On April 16, 1998, the Company acquired California-based Contour Software, a supplier of mortgage origination software and services to the mortgage loan industry. This acquisition was not material and will be reflected in the Company's second quarter 1998 financial statements and will be accounted for using the pooling of interests method of accounting.

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

         ---------------------------------------------

            (10)(a) Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(b) Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among The First American Real Estate Information Services, Inc. and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(c) FAREISI Transition Agreement, incorporated by reference herein from Exhibit (10)(c) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(d) Data License Agreement, incorporated by reference herein from Exhibit (10)(d) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(e) Interim Operating Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(e) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(f) Experian Transition Agreement, incorporated by reference herein from Exhibit (10)(f) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(g) Reseller Services Agreement, incorporated by reference herein from Exhibit (10)(g) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(h) Amendment to Reseller Services Agreement For Resales to Consumers, incorporated by reference herein from Exhibit
                     (10)(h) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(i) Trademark License Agreement, incorporated by reference herein from Exhibit (10)(i) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.
            (10)(j) Amendment to Section 5.1 of The First American Financial Corporation 1996 Stock Option Plan, incorporated by reference herein from definitive Proxy Statement dated March 23, 1998.

            (27) Financial Data Schedule, incorporated by reference herein from Exhibit (27) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

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

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

(2) Agreement and Plan of Merger, dated as of March 27, 1998, By and Among The First American Financial Corporation, Image Acquisition Corp., Data Tree Corporation and Harish Chopra, incorporated by reference herein from Exhibit 2.1 of Registration Statement on Form S-4 dated May 7, 1998, incorporated by reference herein from Exhibit (2) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(a) Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(b) Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among The First American Real Estate Information Services, Inc. and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(c) FAREISI Transition Agreement, incorporated by reference herein from Exhibit (10)(c) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(d) Data License Agreement, incorporated by reference herein from Exhibit (10)(d) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(e) Interim Operating Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(e) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(f) Experian Transition Agreement, incorporated by reference herein from Exhibit (10)(f) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(g) Reseller Services Agreement, incorporated by reference herein from Exhibit (10)(g) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(h) Amendment to Reseller Services Agreement For Resales to Consumers, incorporated by reference herein from Exhibit (10)(h) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(i) Trademark License Agreement, incorporated by reference herein from Exhibit (10)(i) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(10)(j) Amendment to Section 5.1 of The First American Financial Corporation 1996 Stock Option Plan, incorporated by reference herein from definitive Proxy Statement dated March 23, 1998, incorporated by reference herein from Exhibit (10)(j) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.

(27) Financial Data Schedule, incorporated by reference herein from Exhibit (27) from Quarterly Report on Form 10Q for the quarter ended March 31, 1998.