Form 10-Q/A
period 1998-06-30
FIRST AMERICAN FINANCIAL CORP
filed 1999-02-12
CIK 36047

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


Date:  February 12, 1999

Part I:  Financial Information
         ---------------------
Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                               June 30, 1998      December 31, 1997
                                                               --------------     -----------------
Assets
  Cash and cash equivalents                                    $  297,975,000       $  181,531,000
                                                               --------------       --------------
  Accounts and accrued income receivable, net                     165,093,000          128,017,000
                                                               --------------       --------------
  Investments:
    Deposits with savings and loan associations and banks          31,422,000           29,029,000
    Debt securities                                               199,946,000          151,503,000
    Equity securities                                              24,851,000           13,904,000
    Other long-term investments                                    56,508,000           35,047,000
                                                               --------------       --------------
                                                                  312,727,000          229,483,000
                                                               --------------       --------------
  Loans receivable                                                 68,641,000           63,378,000
                                                               --------------       --------------
  Property and equipment, at cost                                 422,932,000          323,065,000
  Less- accumulated depreciation                                 (145,554,000)        (122,688,000)
                                                               --------------       --------------
                                                                  277,378,000          200,377,000
                                                               --------------       --------------
  Title plants and other indexes                                  198,431,000          100,626,000
                                                               --------------       --------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $11,056,000 and $11,135,000)      19,132,000           21,119,000
                                                               --------------       --------------
  Deferred income taxes                                            19,806,000           31,563,000
                                                               --------------       --------------
  Goodwill and other intangibles, net                             147,342,000          132,361,000
                                                               --------------       --------------
  Deferred policy acquisition costs                                26,759,000           25,016,000
                                                               --------------       --------------
  Other assets                                                     64,998,000           54,673,000
                                                               --------------       --------------
                                                               $1,598,282,000       $1,168,144,000
                                                               ==============       ==============

Liabilities and Stockholders' Equity
  Demand deposits                                              $   63,379,000       $   62,475,000
                                                               --------------       --------------
  Accounts payable and accrued liabilities                        219,554,000          168,133,000
                                                               --------------       --------------
  Deferred revenue                                                119,706,000          104,124,000
                                                               --------------       --------------
  Reserve for known and incurred but not reported claims          262,824,000          250,826,000
                                                               --------------       --------------
  Income taxes payable                                             24,126,000            3,987,000
                                                               --------------       --------------
  Notes and contracts payable (Note 4)                            145,032,000           41,973,000
                                                               --------------       --------------

  Minority interests in consolidated subsidiaries                  86,735,000           25,214,000
                                                               --------------       --------------
  Mandatorily redeemable preferred securities of the Company's subsidiary trust whose sole assets are the Company's
   $100,000,000 8.5% deferrable interest subordinated notes
   due 2012                                                       100,000,000          100,000,000
                                                               --------------       --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value (Note 5)
      Authorized - 108,000,000 shares
      Outstanding - 56,820,000 and 52,122,000 shares               56,820,000           52,122,000
  Additional paid-in capital (Note 5)                              84,116,000            9,205,000
  Retained earnings                                               429,278,000          344,645,000
  Net unrealized gain on securities                                 6,712,000            5,440,000
                                                               --------------       --------------
                                                                  576,926,000          411,412,000
                                                               --------------       --------------
                                                               $1,598,282,000       $1,168,144,000
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

Note 2 - Business Combinations
------------------------------

On January 1, 1998, the Company formed a limited liability corporation (LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division (RES). The LLC is 80% owned by the Company and 20% owned by Experian. RES is a supplier of core real estate data, providing, among other things, property valuation information, title and tax information and imaged title documents. This business combination has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at January 1, 1998. In addition, as a result of the transaction, the Company recognized an investment gain of $32.4 million in the first quarter 1998. The operating results of the LLC are included in the Company's consolidated financial statements commencing January 1, 1998. Assuming the combination had occurred January 1, 1997, pro forma revenues, net income, net income per diluted share would have been $878.2 million, $19.0 million and $.36, respectively, for the six months ended June 30, 1997. Pro forma results for the current six-month period are not presented because the combination occurred January 1, 1998.

In addition, during the six months ended June 30, 1998, the Company also acquired 6 companies, all of which were in the title insurance or real estate information services business, for an aggregate of $3.8 million in cash and 2,946,801 shares of the Company's common stock. Five of these acquisitions were accounted for under the purchase method of accounting and one was accounted for under the pooling of interests method of accounting.

The 5 acquisitions accounted for under the purchase method of accounting were individually not material. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $9.5 million in goodwill was recorded. Goodwill is amortized on a straight-line basis over its estimated useful life of 20-30 years. The operating results of these acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates. Assuming these acquisitions had occurred January 1, 1997, pro forma revenues, net income, net income per diluted share would have been $1,319.0 million, $91.2 million and $1.59, respectively, for the six months ended June 30, 1998, and $889.1 million, $20.1 million and $0.36, respectively, for the six months ended June 30, 1997 (the 1997 pro forma results include the business combination mentioned above). All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

The acquisition accounted for under the pooling of interests method of accounting was not material; accordingly, prior year results have not been restated.

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

               (4) Senior Indenture dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

               (27) Financial Data Schedule, incorporated by reference herein from Exhibit (27) from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

(4) Senior Indenture dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from
                Exhibit (4) from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(27) Financial Data Schedule, incorporated by reference herein from Exhibit (27) from Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.