Form 10-Q/A
period 1998-09-30
FIRST AMERICAN FINANCIAL CORP
filed 1999-02-12
CIK 36047

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


Date: February 12, 1999

Part I:  Financial Information
         ---------------------
Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                           September 30, 1998        December 31, 1997
                                                           -------------------      -------------------
Assets
  Cash and cash equivalents                                   $   336,630,000          $   181,531,000
                                                           -------------------      -------------------
  Accounts and accrued income receivable, net                     187,983,000              128,017,000
                                                           -------------------      -------------------
  Investments:
    Deposits with savings and loan associations and banks          23,654,000               29,029,000
    Debt securities                                               221,893,000              151,503,000
    Equity securities                                              23,677,000               13,904,000
    Other long-term investments                                    46,057,000               35,047,000
                                                           -------------------      -------------------
                                                                  315,281,000              229,483,000
                                                           -------------------      -------------------
  Loans receivable                                                 68,294,000               63,378,000
                                                           -------------------      -------------------
  Property and equipment, at cost                                 449,808,000              323,065,000
  Less- accumulated depreciation                                 (155,476,000)            (122,688,000)
                                                           -------------------      -------------------
                                                                  294,332,000              200,377,000
                                                           -------------------      -------------------
  Title plants and other indexes                                  203,911,000              100,626,000
                                                           -------------------      -------------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $10,127,000 and
   $11,135,000)                                                    19,989,000               21,119,000
                                                           -------------------      -------------------
  Deferred income taxes                                            14,493,000               31,563,000
                                                           -------------------      -------------------
  Goodwill and other intangibles, net                             169,648,000              132,361,000
                                                           -------------------      -------------------
  Deferred policy acquisition costs                                28,349,000               25,016,000
                                                           -------------------      -------------------
  Other assets                                                     69,984,000               54,673,000
                                                           -------------------      -------------------
                                                            $   1,708,894,000        $   1,168,144,000
                                                           ===================      ===================
Liabilities and Stockholders' Equity
  Demand deposits                                           $      64,285,000        $      62,475,000
                                                           -------------------      -------------------
  Accounts payable and accrued liabilities                        236,344,000              168,133,000
                                                           -------------------      -------------------
  Deferred revenue                                                127,733,000              104,124,000
                                                           -------------------      -------------------
  Reserve for known and incurred but not reported claims          267,476,000              250,826,000
                                                           -------------------      -------------------
  Income taxes payable                                             32,507,000                3,987,000
                                                           -------------------      -------------------
  Notes and contracts payable (Note 4)                            132,215,000               41,973,000
                                                           -------------------      -------------------
  Minority interests in consolidated subsidiaries                  97,092,000               25,214,000
                                                           -------------------      -------------------
  Mandatorily redeemable preferred securities of
     the Company's subsidiary trust whose sole assets
     are the Company's $100,000,000 8.5% deferrable
     interest subordinated notes due 2012                         100,000,000              100,000,000
                                                           -------------------      -------------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value (Note 5)
      Authorized - 108,000,000 shares
      Outstanding - 58,296,000 and 52,122,000 shares               58,296,000               52,122,000
    Additional paid-in capital (Note 5)                           106,739,000                9,205,000
    Retained earnings                                             479,179,000              344,645,000
    Net unrealized gain on securities                               7,028,000                5,440,000
                                                           -------------------      -------------------
                                                                  651,242,000              411,412,000
                                                           -------------------      -------------------
                                                            $   1,708,894,000        $   1,168,144,000
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

Note 2 - Business Combinations
------------------------------

On January 1, 1998, the Company formed a limited liability corporation (LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division (RES). The LLC is 80% owned by the Company and 20% owned by Experian. RES is a supplier of core real estate data, providing, among other things, property valuation information, title and tax information and imaged title documents. This business combination has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at January 1, 1998. In addition, as a result of the transaction, the Company recognized an investment gain of $32.4 million in the first quarter 1998. The operating results of the LLC are included in the Company's consolidated financial statements commencing January 1, 1998. Assuming the combination had occurred January 1, 1997, pro forma revenues, net income and net income per diluted share would have been $1,403.4 million, $38.2 million and $0.72, respectively, for the nine months ended September 30, 1997. Pro forma results for the current nine-month period are not presented because the combination occurred January 1, 1998.

In addition, during the nine months ended September 30, 1998, the Company also acquired 21 companies. The purchase method of accounting was used for 19 of the acquisitions and the pooling of interests method was used for two.

The 19 acquisitions accounted for under the purchase method of accounting were individually not material and all in the title insurance or real estate information services business. Their aggregate purchase price was $7.6 million in cash, $2.3 million in notes and 2,790,109 shares of the Company's stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $38.2 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life ranging from 20 to 30 years. The operating results of these acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates. Assuming these acquisitions had occurred January 1, 1997, pro forma revenues, net income and net income per diluted share would have been $2,095.5 million, $146.7 million and $2.54, respectively, for the nine months ended September 30, 1998, and $1,429.7 million, $40.0 million and $0.71, respectively, for the nine months ended September 30, 1997 (the 1997 pro forma results include the business combination with Experian mentioned above). All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

The two acquisitions accounted for under the pooling of interests method of accounting were individually and in the aggregate not material; accordingly, prior year results have not been restated.

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

Note 6 - Subsequent Event
-------------------------

In October 1998 the Company acquired The Registry, Inc., Southcoast Industries, Inc., Trans Registry Corporation, Crim Check America, Inc. and Trans Registry Limited (the "Registry Entities"). This business combination will be recorded by the Company in the fourth quarter 1998 and will be accounted for under the pooling of interests method of accounting. The Company issued 1,113,580 shares of its common stock in exchange for 100% of the outstanding stock of the Registry Entities. The Registry Entities provide landlords with data on prospective tenants in order to allow them to make a more informed screening decision; such data typically includes a report of prior unlawful detainer actions against the prospective tenant, employment verification, a credit report and rental payment history. Assuming this business combination had occurred on September 30, 1998, the Company would have reported the following operating results:

                                  Three months ended       Nine months ended
                                     September 30             September 30
                                  -------------------   ------------------------
                                    1998       1997        1998          1997
                                  --------   --------   -----------   ----------
Revenues                          $756,790   $504,566   $2,0771,881   $1,342,356
Net income                        $ 55,512   $ 20,742   $   145,978   $   42,625
Net income per diluted share      $   0.90   $   0.38   $      2.51   $     0.77

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