Form 10-K
period 1998-12-31
FIRST AMERICAN FINANCIAL CORP
filed 1999-03-22
CIK 36047

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

                         Commission file number 0-3658

                    THE FIRST AMERICAN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

       Incorporated in California                      95-1068610
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

114 East Fifth Street, Santa Ana, California           92701-4642
--------------------------------------------           ----------
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (714) 558-3211

          Securities registered pursuant to Section 12(b) of the Act:

                  Common                           New York Stock Exchange
      Rights to Purchase Series A Junior
           Participating Preferred                 New York Stock Exchange
      -----------------------------------          -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On March 4, 1999, the aggregate market value of voting stock held by non-affiliates was $1,166,806,506.

On March 4, 1999, there were 60,656,670 shares of Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant's fiscal year.

This report includes 53 pages.

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

General
-------

     The Company, through its subsidiaries, is engaged in the business of providing real estate-related financial and information services to real property buyers and mortgage lenders. These services include title insurance, tax monitoring, mortgage credit reporting, property data services, flood certification, field inspection services, appraisal services, mortgage loan origination and servicing systems, mortgage document preparation and home warranty services. In addition, credit and various database-related services are provided to automotive dealers, consumer lenders, employers and property management companies. The Company also provides investment, trust and thrift services. Financial information regarding each of the Company's primary business segments is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of Part II of this report. The Company believes that its subsidiary, First American Title Insurance Company ("First American"), is the largest title insurer in the United States, based on operating revenues, and its subsidiary, First American Real Estate Information Services, Inc., is the nation's largest provider of flood zone determinations, based on the number of flood zone determination reports issued, the nation's largest mortgage credit reporting service, based on the number of credit reports issued, and the nation's second largest provider of tax monitoring services, based on the number of loans under service. The Company also believes that its subsidiary, First American Home Buyers Protection Corporation, was the second largest provider of home warranties in the United States, based on the number of home protection contracts under service. Substantially all of the Company's title insurance, tax monitoring, credit reporting, flood zone determination and property information business results from resales and refinancings of real estate, including residential and commercial properties, and from the construction and sale of new properties. The Company's home warranty business results from residential resales and does not benefit from refinancings or commercial transactions. Resales and refinancings of residential properties constitute the major source of the Company's revenues. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long term mortgage funds. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company's operations into areas outside of its traditional title insurance business.

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

     Title Policies. Title insurance policies insure the interests of owners and their lenders in the title to real property against loss by reason of adverse claims to ownership of, or to defects, liens, encumbrances or other matters affecting such title which exist at the time a title insurance policy is issued and which were not excluded from the coverage of a title insurance
policy.   Title insurance policies are issued on the basis of a title report, which is prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a "title plant."

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

     Based on industry statistics showing premiums written in the major areas in which the Company operates, in 1997, the Company had the largest or second largest share of the title insurance market in 29 states and in the District of

Columbia. In addition, the Company's national market share grew from 20.4% in 1996 to 21.5% in 1997. Industry statistics for 1998 are not currently available.

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

     In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. The assets so acquired are carried at the lower of cost or fair value, less costs to sell. Notes, real estate and other assets purchased or otherwise acquired in settlement of claims, net of valuation reserves, totaled $11.8 million, $4.9 million and $0.3 million, respectively, as of December 31, 1998.

     Reinsurance and Coinsurance. The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance agreements, in consideration for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general rule, the Company does not retain more than $40 million of coverage on any single policy. Under coinsurance agreements, each coinsurer is jointly and severally liable for the risk insured, or for so much thereof as is agreed to by the parties. The Company's reinsurance activities account for less than 1% of its total title insurance operating revenues.

     Competition. The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 90 title insurance underwriters are members of the American Land Title Association, the title insurance industry's national trade association. The Company's major nationwide competitors in its principal markets include Chicago Title and Trust Company (which also includes Ticor Title Insurance Company and Security Union Title Insurance Company), Land America Title Insurance Company, Stewart Title Guaranty Company, Old Republic Title Insurance Group and Fidelity National Title Insurance Company. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

     The Company believes that competition for title insurance business is based primarily on the quality and timeliness of service because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In those states where prices are not established by regulatory authorities, the price of title insurance policies is also an important competitive factor. The Company believes that it provides quality service in a timely manner at competitive prices.

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

     The Real Estate Information Service Business. The real estate information service business encompasses tax monitoring, mortgage credit reporting, flood certification, mortgage loan origination and servicing systems, mortgage document preparation and other property information services.

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

       In April 1998, the Company acquired Contour Software. This business supplies mortgage loan origination software to the mortgage industry. Contour offers a complete line of software products for every facet of mortgage lending, from qualification to servicing.

       In June 1998, the Company acquired Data Tree Corporation. Data Tree is a supplier of database management and document imaging systems to county recorders, other governmental agencies and the title industry.

       In July 1998, the Company acquired ShadowNet Mortgage Technologies, LLC. ShadowNet is a provider of electronic mortgage preparation and delivery systems and now conducts business under the First American Nationwide Documents brand-name.

       The Consumer Risk Management Business.   In 1998 the Company created this
business segment by merging certain operations of the Company's existing mortgage credit reporting business with the operations of recently acquired CIC, Inc. and The Registry. This business segment provides non-cyclical, high margin services to a customer base outside the Company's traditional clientele and is designed to expand the Company's opportunities for revenue consistency. The Consumer risk management business markets a variety of services including automotive credit reporting, direct-to-consumer credit reporting, multi-family resident screening and pre-employment screening.

       The automotive and sub-prime automotive credit reporting service provides auto dealers and lenders with consumer credit reports tailored to the specific needs of the automotive market. This credit reporting service also offers credit reports directly to the consumer, accessing information from the nation's three largest credit bureaus.

       The multi-family resident screening service provides landlords with information regarding a housing applicant's rental payment history, occupancy responsibilities, eviction actions, credit information and similar background data.

       The pre-employment screening service offers employers a variety of reports on prospective employees, providing information on criminal records, warrants, motor vehicle reports, credit reports, drug screens, education, prior employment, professional licenses and more.

       The Home Warranty Business. The Company's home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 90% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company's home warranty business issues one-year warranties which protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company's home warranty subsidiary currently charges approximately $245 to $335 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers and refrigerators for charges ranging from approximately $25 to $125. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Arizona, California, Georgia, Nevada, North Carolina, South Carolina, Texas, Utah and Washington. The principal competitor of the Company's home warranty business is American Home Shield, a subsidiary of Service Master L.P.

     The Trust Business. Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. As of December 31, 1998, the trust operation was administering fiduciary and custodial assets having a market value in excess of $1.8 billion.

     The Thrift Business. During 1988, the Company, through a majority owned subsidiary, acquired an industrial loan corporation (the "Thrift") that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties in Southern California. As of December 31, 1998, the Thrift had approximately $67.4 million of demand deposits and $72.0 million of loans outstanding.

     The loans made or acquired by the Thrift currently range in amount from $6,700 to $1,200,000 with an average loan balance of $270,700. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75%. The Thrift specializes in making commercial real estate loans. In excess of 94% of the Thrift's loans are made on a variable rate basis. The average yield on the Thrift's loan portfolio as of December 31, 1998, was 10%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift's primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Company believes that many borrowers who might be eligible for loans from commercial banks use thrift and loan companies, such as the Thrift, because, in general, thrift and loan companies offer longer maturity loans than do commercial banks, which typically offer one-year renewable loans. There is, however, a higher degree of risk associated with longer term loans than shorter term loans. The Thrift's average loan is 60 months in duration.

     The performance of the Thrift's loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift's general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1998, if all of such loans had been current in accordance with their original terms, totaled $96,000. Interest income actually recognized on these nonaccrual loans for the year ended December 31, 1998, was $18,000.

     The following table sets forth the amount of the Thrift's nonperforming loans as of the dates indicated.

                                                                         Year Ended December 31
                                               ----------------------------------------------------------------------------
(in thousands)                                     1998            1997           1996            1995            1994
                                               ------------    ------------    ------------    ------------    ------------
Nonperforming Assets:
Loans accounted for on a nonaccrual basis             $ 898           $ 287           $ 166          $1,956          $1,741
Accruing loans past due 90 or more days
Troubled debt restructurings
                                               ------------    ------------  --------------    ------------    ------------
     Total                                            $ 898           $ 287           $ 166          $1,956          $1,741
                                               ============    ============  ==============    ============    ============


     Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $1,063,000 of potential problem loans in existence as of December 31, 1998.

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

     The following table provides certain information with respect to the Thrift's allowance for loan losses as well as charge-off and recovery activity.


                                                                               Year Ended December 31
                                                  --------------------------------------------------------------------------------
(in thousands, except percentages)                    1998             1997             1996             1995             1994
                                                  ------------     ------------     ------------     ------------     ------------
Allowance for Loan Losses:
     Balance at beginning of year                       $1,185           $1,050           $1,344           $  950            $ 750
                                                  ------------     ------------     ------------     ------------     ------------
     Charge-Offs:
          Real estate-mortgage                           (164)             (136)            (766)            (194)            (311)
          Assigned lease payments                         (34)                                (5)              (9)              (9)
                                                         (198)             (136)            (771)            (203)            (320)
                                                  -----------      ------------     ------------     ------------     ------------
     Recoveries:
          Real estate-mortgage                              0                 6               26                0               55
          Assigned lease payments                           4                22               18               35               28
                                                            4                28               44               35               83
                                                  -----------      ------------     ------------     ------------     ------------
          Net charge-offs                                (194)             (108)            (727)            (168)            (237)
          Provision for losses                            159               243              433              562              437
                                                  -----------      ------------     ------------     ------------     ------------
     Balance at end of year                            $1,150            $1,185           $1,050           $1,344            $ 950
                                                  -----------      ------------     ------------     ------------     ------------

     Ratio of net charge-offs during the year to
      average loans outstanding during the year            .3%               .2%             1.4%              .4%              .6%
                                                  ===========      ============     ============     ============     ============

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

                                                                 Year Ended December 31
                             -------------------------------------------------------------------------------------------------------

                                 1998                 1997                  1996                 1995                1994
                             -------------------------------------------------------------------------------------------------------

(in thousands, except                       % of                 % of                  % of                % of                % of
percentages)                  Allowance     Loans   Allowance    Loans    Allowance    Loans   Allowance   Loans   Allowance   Loans
                             -------------------------------------------------------------------------------------------------------

Loan Categories:
   Real estate-mortgage          $1,100       100      $1,116      100       $1,015      100      $1,300      99       $ 879      99
   Real estate-construction                                                                            3       1
   Assigned lease payments            -                    39                    34                   41                  71       1

   Other                             50                    30                     1
                                 ------      ----      ------     ----       ------     ----      ------    ----       -----    ----

                                 $1,150       100      $1,185      100       $1,050      100      $1,344     100       $ 950     100
                                 ------      ----      ------     ----       ------     ----      ------    ----       -----    ----


Acquisitions
------------

     Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986 the Company began expanding into other real estate-related financial services. In 1998 the Company launched its Consumer Risk Management Division where a unique mix of products and services is directed toward non-real estate related markets. To date, the Company has made numerous strategic acquisitions designed to expand not only its direct title operations, but also the range of services it can provide to its customers.

During the current year, some of the key acquisitions made by the Company in furtherance of this strategy were:

Acquired Entity                                              Principal Market(s)
--------------------------------------------------------------------------------

Title Insurance:
     Waco-McLennan County Abstract & Title Company           Texas
     Evans Title Companies, Inc.                             Wisconsin
     Florida Title & Abstract Company                        Florida

Real Estate Information Services: (1)
     Real Estate Solutions (1)                               Nationwide
     Data Tree Corporation                                   Nationwide
     Contour Software, Inc.                                  Nationwide
     RELS LLC (2)                                            Nationwide

Consumer Risk Management:
     C.I.C., Inc.                                            Nationwide
     The Registry, Inc.                                      Nationwide

--------------------------------------------------------------------------------

(1)  On January 1, 1998, the Company formed a limited liability company (FARES
     LLC) with Experian Group (Experian). The purpose of FARES LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc., with Experian's Real Estate Solutions division
     (RES). FARES LLC is 80% owned by the Company and 20% owned by Experian.

(2) On November 1, 1998, the Company, through FARES LLC, formed a limited liability company (RELS LLC) with Norwest Mortgage. The purpose of RELS LLC is to provide appraisal services and specialized credit information to the real estate mortgage lending industry. RELS LLC is 50% owned by FARES LLC and 50% owned by Norwest Mortgage.

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

Employees
---------

     The following table provides a summary of the total number of employees of the Company as of December 31, 1998:

           Business                                 Number of Employees
           --------                                 -------------------
Title insurance                                            14,277
Real estate information services                            4,570
Home warranty                                                 369
Consumer risk management                                      335
Trust and banking                                             118
                                                           ------
     Total                                                 19,669
                                                           ======

Item 2.  Properties.
--------------------

     The Company owns two adjacent office buildings in Santa Ana, California, which house its executive offices, its trust and banking subsidiary and the Orange County title insurance branch operations. This complex, which contains approximately 105,000 square feet of floor space and an enclosed parking area, comprises one city block. The Company has acquired approximately 31 acres of land at MacArthur Place in Santa Ana, California, to meet its current and potential future expansion requirements. The Company is currently constructing three office buildings in a campus environment, totaling approximately 210,000 square feet. The buildings are scheduled to be completed in 1999 and will be occupied by the Company's executive offices, Orange County title insurance branch operations and certain other operations. After the move to the new facility, it is anticipated that the two existing office buildings in Santa Ana, California, will continue to be occupied by the trust and banking subsidiary along with certain other operations of the Company. The Company also owns an 18,000 square foot office building located across the street from its main
offices.   This building is used primarily for storage.

     The Company's title insurance subsidiary, First American, and its subsidiaries, own or lease buildings or office space in more than 400 locations throughout the United States and Canada, principally for their respective title operations.

     The Company's real estate information subsidiary, First American Real Estate Information Services, Inc. ("FAREISI"), houses its national operations in a leased 231,000 square foot office building in Dallas, Texas. FAREISI's corporate headquarters are housed in a leased office building located in St. Petersburg, Florida. The Company has acquired approximately 17 acres of land in Poway, California, and is constructing two office buildings totaling approximately 152,000 square feet. It is anticipated that the buildings will be completed in March, 1999 and will be occupied primarily by various subsidiaries of FAREISI. In addition, FAREISI and its subsidiaries lease office space in more than 75 locations throughout the United States, principally for their respective operations.

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

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
         Matters.
         --------

Common Stock Market Prices and Dividends
----------------------------------------

     The Company's common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 25, 1999, was 3,345.

     High and low stock prices and dividends for the last two years were (Note
A):

                                 1998                          1997
                     ----------------------------   ----------------------------
                                          Cash                           Cash
Quarter Ended         High-Low Range    Dividends    High-Low Range    Dividends
-------------        ----------------   ---------   ----------------   ---------
March 31             $22.88 - $16.08       $.05     $ 9.92 - $ 8.36      $.037
June 30              $30.75 - $21.08       $.05     $ 8.86 - $ 6.97      $.037
September 30         $41.25 - $25.75       $.06     $13.40 - $ 8.67      $.043
December 31          $36.06 - $24.94       $.06     $16.42 - $13.28      $.043

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

Recent Sales of Unregistered Securities
---------------------------------------

     In the last three years, the Company has issued unregistered shares of its common stock to the sellers of the businesses in the acquisitions listed below. The exemptions relied upon for these issuances were Section 4(2) of the Securities Act and Rule 506 of Regulation D. Sellers were either accredited investors or were sophisticated as to business or financial matters.

                                                  Number of
                                                    Shares         Consideration
Date of Sale                                       (Note A)           Received
--------------------------------------------------------------------------------

September 13, 1996                                 294,189          $ 2,173,719
December 10, 1996                                  752,145          $ 5,417,149
July 8, 1997                                        21,600          $   192,600
November 17, 1997                                   23,265          $   315,047
December 31, 1997                                    2,475          $    40,630
April 15, 1998                                     726,564          $15,500,000
May 6, 1998                                        125,775          $ 2,587,167
May 7, 1998                                         27,090          $   435,698
May 29, 1998                                       111,039          $ 2,850,000
September 15, 1998                                  17,925          $   525,000

All consolidated results have been restated to reflect the 1998 acquisitions accounted for under the pooling-of-interests method of accounting.

Note A -- After adjustment for 3-for-1 stock split effected July 17, 1998

Item 6.  Selected Financial Data.
---------------------------------

     The selected consolidated financial data for the Company for the five-year period ended December 31, 1998, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Item 1 -- Business -- Acquisitions," and "Item 7 -- Management's Discussion and Analysis -- Results of Operations."

The First American Financial Corporation and Subsidiary Companies
-----------------------------------------------------------------



(in thousands, except percentages,                                      Year Ended December 31
per share amounts and employee data)                 1998          1997          1996          1995          1994
--------------------------------------------------------------------------------------------------------------------

Revenues                                          $2,877,328    $1,908,923    $1,614,293    $1,257,267    $1,381,971
Net income                                        $  198,710    $   64,499    $   54,492    $    7,798    $   19,698
Total assets                                      $1,784,790    $1,153,635    $  963,444    $  855,156    $  805,350
Notes and contracts payable                       $  130,193    $   42,119    $   71,428    $   77,430    $   89,631
Mandatorily redeemable preferred securities
  (Note A)                                        $  100,000    $  100,000
Stockholders' equity                              $  731,915    $  415,003    $  356,379    $  305,778    $  293,056
Return on average stockholders' equity                  34.7%         16.7%         16.5%          2.8%          6.9%
Cash dividends on common shares                   $   12,628    $    8,931    $    7,928    $    6,850    $    6,869
Per share of common stock (Notes B & C)--
     Net income
          Basic                                   $     3.46    $     1.18    $     1.01    $      .16    $      .37
          Diluted                                 $     3.32    $     1.16    $     1.00    $      .16    $      .37
     Stockholders' equity                         $    12.13    $     7.62    $     6.56    $     5.69    $     5.46
     Cash dividends                               $      .22    $      .16    $      .15    $      .13    $      .13
Number of common shares outstanding (Note B)--
     Weighted average during the year
          Basic                                       57,450        54,448        53,899        53,677        53,875
          Diluted                                     59,822        55,717        54,337        53,677        53,875
     End of year                                      60,332        54,484        54,355        53,713        53,641
Title orders opened (Note D)                           1,585         1,173         1,027           894           873
Title orders closed (Note D)                           1,210           886           775           667           723
Number of employees                                   19,669        13,156        11,611        10,149         9,033

All consolidated results have been restated to reflect the 1998 acquisitions accounted for under the pooling-of-interests method of accounting.

Note A -- Mandatorily redeemable preferred securities of First American Capital
          Trust I, a Delaware business trust controlled by the Company, whose sole assets are $100,000,000 aggregate principal amount of the Company's 8.5% deferrable interest debentures due 2012.

Note B -- After adjustment for 3-for-1 stock split effected July 17, 1998.

Note C -- Per share information relating to net income is based on the weighted average number of shares outstanding for the years presented. Per share information relating to stockholders' equity is based on shares outstanding at the end of each year.

Note D -- Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         --------------

Any statements in this document looking forward in time involve risks and uncertainties, including but not limited to the following: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; the demand for and the acceptance of the Company's products; and contingencies associated with the Year 2000 issue.

Results of Operations
---------------------

     Overview - As with all providers of real estate-related information products and services, the Company's revenues depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. The majority of the Company's revenues for the title insurance and real estate information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Revenues for the Company's home warranty segment result primarily from residential resale activity and do not benefit from refinancings. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, in recent years, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, have caused fluctuations in the traditional pattern of real estate activity. Mortgage interest rates peaked in January 1995 and decreased throughout the remainder of the year prompted by Federal Reserve Board actions to stimulate the economy. This resulted in a resurgence of real estate activity in the last half of 1995, and generated a high inventory of open transactions going into 1996. This, together with an improving national real estate economy (including the beginnings of a recovery in California) and the Company's successful integration of its diverse businesses, resulted in strong revenues and profits for 1996. These favorable conditions continued throughout 1997. Stability in the real estate marketplace coupled with increasing prices prompted a resurgence in refinance and home equity transactions, primarily towards the latter part of the year. These factors, as well as market share increases in all of the Company's primary business segments, culminated in a record-setting 1997. Further rate declines started in the fourth quarter of 1997 and continued throughout 1998. This, coupled with higher consumer confidence, led to nationwide record-setting residential resale and refinance transactions in 1998. These factors, including a particularly strong California real estate market, contributed to record-setting revenues and net income for the Company in 1998.

Operating revenues - A summary by segment of the Company's operating revenues is as follows:

(in thousands, except percentages)      1998       %        1997        %        1996        %
                                    -----------------------------------------------------------
Title Insurance:
     Direct Operations              $1,097,989     39    $  761,774     41    $  626,314     40
     Agency Operations                 965,228     35       700,193     37       641,919     40
                                    -----------------------------------------------------------
                                     2,063,217     74     1,461,967     78     1,268,233     80
Real Estate Information                598,832     21       311,838     17       239,434     15
Home Warranty                           58,204      2        46,859      2        38,351      2
Consumer Risk                           57,186      2        40,995      2        24,038      2
Trust and Banking                       24,751      1        20,007      1        17,839      1
                                    -----------------------------------------------------------
                                    $2,802,190    100    $1,881,666    100    $1,587,895    100
                                    ===========================================================

     Operating revenues from direct title operations increased 44.1% in 1998 over 1997 and 21.6% in 1997 over 1996. These increases were attributable to increases in the number of title orders closed by the Company's direct operations as well as increases in the average revenues per order closed. The Company's direct operations closed 1,210,200, 885,600 and 775,100 title orders during 1998, 1997 and 1996, respectively, representing increases of 36.7% in
1998 over 1997 and 14.3% in 1997 over 1996.   These increases were primarily due
to the continuation of lower mortgage interest rates which led to an increase in overall transaction volume nationwide (including California, a state highly concentrated with direct operations) and increases in the Company's national market share. The average revenues per order closed were $907, $860 and $808 for 1998, 1997 and 1996, respectively, representing increases of 5.5% in 1998 over 1997 and 6.4% in 1997 over 1996. These increases were primarily attributable to appreciating home values, an increased mix of resale activity and a resurgence in commercial real estate transactions. Operating revenues from agency operations increased 37.9% in 1998 over 1997 and 9.1% in 1997 over 1996. These fluctuations were primarily attributable to the same factors affecting direct operations mentioned above, compounded by the inherent delay in the reporting of transactions by agents.

     Real estate information operating revenues increased 92.0% in 1998 over 1997 and 30.2% in 1997 over 1996. These increases were primarily attributable to the same factors affecting title insurance mentioned above and $144.5 million and $53.8 million of operating revenues contributed by new acquisitions in 1998 and 1997, respectively. Effective January 1, 1999, the Company will implement a change to its revenue recognition accounting policy for tax service contracts. The new policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. The Company estimates that adoption of this new policy will reduce the revenue recognized in 1999 from new tax service orders by approximately 50%. See Note 1 to the consolidated financial statements for a more detailed description of the accounting change.

     Home warranty operating revenues increased 24.2% in 1998 over 1997 and 22.2% in 1997 over 1996. These increases were primarily attributable to improvements in certain of the residential resale markets in which this segment operates, successful geographic expansion, increased consumer awareness and increases in the number of annual renewals.

     Consumer risk management operating revenues increased 39.5% in 1998 over 1997 and 70.5% in 1997 over 1996. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products as well as increased market share.

Investment and other income - Investment and other income increased $47.9 million in 1998 over 1997. This increase was primarily attributable to an investment gain of $32.4 million recognized in the first quarter of 1998 relating to the joint venture agreement with Experian, as well as a 36.9% increase in the average investment portfolio balance due to the investment of excess cash flow from operations and a portion of the proceeds from the Company's $100 million senior debentures (see Note 8 to consolidated financial statements). Investment and other income increased a marginal 3.3% in 1997 over 1996. This increase was primarily attributable to a 4.8% increase in the average investment portfolio balance and increased equity in earnings of unconsolidated subsidiaries, offset in part by an increase of $0.9 million in losses from the sales of fixed assets. See Note 9 to the consolidated financial statements for further details of the composition of investment and other income.

Salaries and other personnel costs - A summary by segment of the Company's salaries and other personnel costs is as follows:

(in thousands, except percentages)    1998       %       1997       %       1996       %
                                    -----------------------------------------------------
Title Insurance                     $659,289     72    $498,424     76    $413,164     77
Real Estate Information              201,398     22     117,350     18      92,905     17
Home Warranty                         13,765      2      11,430      2       9,075      2
Consumer Risk                         18,323      2      14,081      2       6,389      1
Trust and Banking                      7,721      1       7,061      1       6,621      1
Corporate                             13,562      1      10,979      1      11,831      2
                                    -----------------------------------------------------
                                    $914,058    100    $659,325    100    $539,985    100
                                    =====================================================

     The Company's title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, the Company's growth in operations that specialize in builder and lender business has created ongoing fixed costs required to service accounts.

     Title insurance personnel expenses increased 32.3% in 1998 over 1997 and 20.6% in 1997 over 1996. These increases were primarily attributable to the costs incurred servicing the increasing volume of title orders at the Company's direct operations and, to a lesser extent, acquisition activity and salary increases, offset in part by productivity gains as measured by new orders per person. Contributing to the increases for 1998 and 1997 was an increased volume of labor intensive residential resale transactions. The Company's direct operations opened 1,585,400, 1,173,300 and 1,026,900 title orders in 1998, 1997, and 1996, respectively, representing increases of 35.1% in 1998 over 1997 and 14.3% in 1997 over 1996.

     Real estate information personnel expenses increased 71.6% in 1998 over 1997 and 26.3% in 1997 over 1996. These increases were primarily attributable to costs incurred servicing the increase in business volume, $63.0 million and $20.7 million of costs attributable to company acquisitions for 1998 and 1997, respectively, as well as higher overhead costs attributable to the integration of new acquisitions and transitioning new accounts. Contributing to the increases were costs associated with in-house development of new electronic communication delivery systems for information-based products to interface with customer needs.

     Home warranty personnel expenses increased 20.4% in 1998 over 1997 and 26.0% in 1997 over 1996. These increases were primarily due to the additional personnel required to service the increased business volume in the states this segment currently services, as well as new geographic expansion and modest salary increases.

     Consumer risk management personnel expenses increased 30.1% in 1998 over 1997 and 120.4% in 1997 over 1996. These increases were primarily attributable to additional personnel required to service the increased business volume.

Premiums retained by agents - A summary of agent retention and agent revenues is as follows:

(in thousands, except percentages)           1998         1997        1996
                                           --------     --------    --------

Agent Retention                            $773,030     $563,137    $516,593
                                           ========     ========    ========

Agent Revenues                             $965,228     $700,193    $641,919
                                           ========     ========    ========

% Retained by Agents                           80.1%        80.4%       80.5%
                                           ========     ========    ========



     The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents may vary due to the geographical mix of revenues from agency operations.

Other operating expenses - A summary by segment of the Company's other operating expenses is as follows:

(in thousands, except percentages)           1998          %          1997        %        1996        %
                                           --------     -------     --------    ------   --------   ------

Title Insurance                            $307,055          50     $247,579        59   $216,514       66
Real Estate Information                     251,376          41      132,927        32     83,489       25
Home Warranty                                 3,726           1        2,071         -      1,323        -
Consumer Risk                                25,481           4       19,795         5     14,576        5
Trust and Banking                             9,270           2        8,093         2      6,982        2
Corporate                                    14,424           2       10,591         2      6,641        2
                                           --------     -------     --------    ------   --------   ------
                                           $611,332         100     $421,056       100   $329,525      100
                                           ========     =======     ========    ======   ========   ======


     Title insurance other operating expenses (principally direct operations) increased 24.0% in 1998 over 1997 and 14.3% in 1997 over 1996. These increases were primarily the result of the impact created by the changes in incremental costs (i.e., office supplies, document reproduction, messenger services, plant maintenance and title search costs) associated with the relative changes in title order volume. Also contributing to the increases were marginal price level increases and acquisitions, offset in part by successful cost-containment programs.

     Real estate information other operating expenses increased 89.1% in 1998 over 1997 and 59.2% in 1997 over 1996. These increases were primarily attributable to costs incurred servicing the increased business activity, as well as $62.4 million and $33.5 million of other operating costs relating to acquisitions in 1998 and 1997, respectively, offset in part by cost-containment programs. Contributing to the increases were costs associated with assimilating and expanding this segment's increased operations.

Provision for title losses and other claims - A summary by segment of the Company's provision for title losses and other claims is as follows:

(in thousands, except percentages)               1998         %          1997         %            1996       %
                                               --------     -----        -------    -----        -------    -----

Title Insurance                                $ 68,697        58        $52,924       59        $58,909       68
Real Estate Information                          17,428        15          9,874       11          4,453        5
Home Warranty                                    32,686        27         27,338       30         23,055       27
Trust and Banking                                   (48)        -            187        -             70        -
                                               --------     -----        -------    -----        -------    -----

                                               $118,763       100        $90,323      100        $86,487      100
                                               ========     =====        =======    =====        =======    =====

       The provision for title insurance losses expressed as a percentage of title insurance operating revenues was 3.3% in 1998, 3.6% in 1997 and 4.6% in 1996. These decreases reflect ongoing improvement in the Company's claims experience. The provision for home warranty losses as a percentage of home warranty operating revenues was 56.2% in 1998, 58.3% in 1997 and 60.1% in 1996. These fluctuations were primarily attributable to the relative changes in the average number of claims per contract experienced during these periods.

Depreciation and amortization - Depreciation and amortization as well as capital expenditures are summarized in Note 18 to the consolidated financial statements.

Premium taxes - A summary by pertinent segment of the Company's premium taxes is as follows:

(in thousands, except percentages)             1998        %          1997        %           1996        %
                                            --------    -----       --------    -----        -------    -----
Title Insurance                              $19,959       95        $16,034       95        $15,927       96
Home Warranty                                    953        5            870        5            749        4
                                             -------    -----       --------    -----        -------    -----
                                             $20,912      100        $16,904      100        $16,676      100
                                             =======    =====       ========    =====        =======    =====


     Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a "premium" tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of title insurance and home warranty operating revenues. The Company's underwritten title company (non-insurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company's total tax burden at the state level is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance operating revenues were 1.0% in 1998, 1.1% in 1997 and 1.3% in 1996. These decreases were attributable to changes in the geographical mix of title insurance revenues, as well as changes in the Company's non-insurance subsidiaries' contribution to revenues.

Interest - Interest expense increased 79.8% in 1998 over 1997 and 108.3% in 1997 over 1996. The increase for 1998 was primarily due to $5.5 million of interest expense related to the senior debentures as well as incremental interest expense of $2.8 million related to the mandatorily redeemable preferred securities (outstanding for full year). The increase in 1997 was primarily due to $5.7 million of interest expense related to the mandatorily redeemable preferred securities (outstanding for eight months), offset in part by a 23.7% reduction in the average outstanding debt balance. See Note 8 to the consolidated financial statements for a description of the Company's borrowings under its bank credit agreement and its senior debentures and Note 14 to the consolidated financial statements for the description of the mandatorily redeemable preferred securities.

Income before income taxes and minority interests - A summary by segment of the Company's income before income taxes and minority interests is as follows:

(in thousands, except percentages)        1998         %            1997         %           1996         %
                                        --------     -----        --------     -----       --------     -----

Title Insurance                         $227,906        63        $ 79,602        58       $ 50,129        44
Real Estate Information                  103,057        28          38,139        28         50,531        44
Home Warranty                             11,406         3           8,871         6          7,429         6
Consumer Risk                             13,276         4           6,968         5          2,953         3
Trust and Banking                          7,156         2           4,062         3          3,728         3
                                        --------      ----        --------      ----       --------      ----
                                         362,801       100         137,642       100        114,770       100
                                        ========      ====        ========      ====       ========      ====
Corporate                                 (1,379)                  (27,967)                 (22,054)
                                        --------                  --------                 --------
                                        $361,422                  $109,675                 $ 92,716
                                        ========                  ========                 ========

     The Company's profit margins vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. For example, in title insurance operations, commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Further, profit margins from refinancing activities are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for, refinancing transactions. Cancellations of title orders adversely affect profits because costs are incurred in opening and processing such orders but revenues are not generated. Also, the Company's direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company's direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increases. Home warranty profits improve as the volume of residential resales increases.

Consumer risk management profits increase as the volume of transactions increase. In general, the title insurance business is a lower margin business when compared to the Company's other segments. The lower margins reflect the high fixed cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing constraints.

     The decrease in corporate expenses for 1998 from 1997 was primarily due to an investment gain of $32.4 million (see Note 17 to the consolidated financial statements). The increase in corporate expense for 1997 over 1996 was primarily attributable to increased costs associated with supporting the overall growth of the Company's businesses, as well as additional unallocated interest expense associated with the Company's mandatorily redeemable preferred securities.

Income taxes - The Company's effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.3%, 37.8% and 38.4% for 1998, 1997 and 1996, respectively. The differences in effective rate were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company's non-insurance subsidiaries' contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 10 to the consolidated financial statements.

Minority interests - Minority interests in net income of consolidated subsidiaries increased $31.3 million in 1998 over 1997 and $1.1 million in 1997 over 1996. The increase for 1998 was primarily due to the strong operating results of the Company's joint venture with Experian.

Net income - Net income and per share information, which has been restated for the 3-for-1 stock split effected July 17, 1998, are summarized as follows:

(in thousands, except per share amounts)                 1998                  1997                  1996
                                                       --------               -------               -------

Net income                                             $198,710               $64,499               $54,492
                                                       ========               =======               =======

Net income per share:
  Basic                                                $   3.46               $  1.18               $  1.01
                                                       ========               =======               =======

  Diluted                                              $   3.32               $  1.16               $  1.00
                                                       ========               =======               =======

Weighted average shares:
  Basic                                                  57,450                54,448                53,899
                                                       ========               =======               =======

  Diluted                                                59,822                55,517                54,337
                                                       ========               =======               =======


Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities amounted to $361.6 million, $112.4 million and $114.3 million for 1998, 1997 and 1996, respectively, after claim payments of $95.4 million, $81.6 million and $78.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 1998, were for additions to the investment portfolio, capital expenditures, company acquisitions in 1997 and 1996 and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the sales and maturities of certain investments, proceeds in 1998 from the issuance of senior debentures and proceeds in 1997 from the issuance of mandatorily redeemable preferred securities. The net effect of all activities on total cash and cash equivalents were increases of $193.2 million, $8.4 million and $27.5 million for 1998, 1997 and 1996, respectively.

     On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The Company used a portion of the net proceeds from the sale to repay certain obligations and purchase land for the Company's new corporate facilities. The remaining proceeds were invested in debt and equity securities.

     Notes and contracts payable as a percentage of total capitalization as of December 31, 1998, was 12.3% as compared with 7.2% as of the prior year end. This increase was primarily attributable to the issuance and sale of the $100.0 million senior debentures, offset in part by an increase in the capital base primarily due to shares issued in connection with company acquisitions, increased minority interests and net income for the period. The Company maintains a $75.0 million line of credit which remained unused as of December 31, 1998. Notes and contracts payable are more fully described in Note 8 to the consolidated financial statements.

     Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 1999 from its principal subsidiary, First American Title Insurance Company, is $158.5 million. Such restrictions have not had, nor are they expected to have, an impact on the Company's ability to meet its cash obligations.

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

Year 2000 Issue
---------------

Overview - With the help of an outside consulting firm, in January 1997 the Company created a Year 2000 Program Management Office and adopted a five-step plan to address the Year 2000 Problem. The five steps of the plan are: (1) awareness, (2) inventory/assessment, (3) renovation, (4) testing, and (5) implementation. To implement the plan, the Company was divided into business units comprised of: (a) the reporting regions of the title insurance subsidiaries, (b) the subsidiary companies of the real estate information services business, (c) the home warranty subsidiaries, (d) the trust and banking subsidiaries and (e) various other subsidiaries.

     The awareness phase involves communicating the nature and scope of the Year 2000 Problem to the management of the business units in order to engender strong management support for its resolution. The inventory/assessment phase involves the identification of information systems and non-information systems that require renovation or replacement to become Year 2000 compliant. The renovation phase involves the repair and/or replacement of the systems identified in the prior phase. The testing phase involves the testing of repaired and replaced systems. The implementation phase involves the integration of tested systems into daily operations.

     All phases of the plan are currently active. The awareness phase will continue throughout 1999. June 30, 1998 was the target date for completion of the inventory/assessment phase; that phase is substantially complete. However, all of the phases of the plan must be revisited each time the Company acquires a new business. Accordingly, the inventory/assessment phase remains active. December 31, 1998 was the initial target date for completion of renovation. As of such date, 79% of the business units had completed 80% or more of their renovations, 61% of the business units had completed 90% or more of their renovations and 24% had met the target date and completed 100% of their renovations. The Company plans to complete the renovation phase as soon as practicable. Based on current knowledge, the Company has established the following general target dates for the remaining phases: April 30, 1999 for completion of testing and June 30, 1999 for completion of implementation. In each case, completion of the applicable phase is subject to the limitation noted above for newly acquired businesses. Additionally, a limited number of business units have target dates for renovation, testing and implementation that are later than the general dates described above. The Company makes no assurance that it will be able to meet these target dates.

     The Company's efforts to survey the Year 2000 readiness of its significant vendors, suppliers and customers continues. To date, the Company has not received sufficient information from these parties about their Year 2000 plans to predict the outcome of their efforts. Even after responses are received, there can be no assurance that the systems of significant vendors, suppliers and customers will be timely renovated.

Costs for the year 2000 problem - To date the Company has spent approximately $11.6 million in implementing the Year 2000 plan. The Company expects to incur an additional $15 million to $25 million in completing the Year 2000 plan.
About half the costs will be for hardware and software replacement and about half will be for labor. The costs for hardware and software will be capitalized and amortized over their estimated useful lives. Labor costs will be expensed as incurred. Year 2000 plan costs are being funded through operating cash flow.

Contingency plans - Company-wide and business unit contingency plans for unexpected systems failures as a result of the Year 2000 problem were targeted to be in effect by the end of 1998. The company-wide plan and the contingency plans for 82% of the Company's business units have been completed. The Company is currently working to complete the balance of the business unit contingency plans.

Review of the year 2000 plan - The Company engaged a consultant to review its Year 2000 plan. Under the terms of this engagement, the consultant (1) reviewed the operations of the Year 2000 Program Management Office, (2) reviewed the Company's Year 2000 plan, and (3) reviewed the implementation of the Year 2000 plan at selected locations. From time to time during the review, the consultant reported its findings to the Audit Committee of the Company's Board of Directors and appropriate actions were taken by the Company in response.

Assurances - The costs to implement the Year 2000 plan and the target dates for completion of the various phases of the Year 2000 plan are based on current estimates. These estimates reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party renovation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from these estimates.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The Company's primary exposure to market risk relates to interest rate risk associated with certain other financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 1998, the Company had equity securities with a book value of $18.8 million and a fair value of $27.3 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company's financial condition or results of operations.

                                                                                                                 Fair
(in thousands, except percentages)   1999      2000      2001      2002      2003    Thereafter      Total      Value
-----------------------------------------------------------------------------------------------    ---------------------
Interest-Rate Sensitive Assets
------------------------------
     Deposits with Savings and
      Loan Associations and Banks
           Book Value               $28,028   $ 4,946                                              $ 32,974   $ 32,974
           Average Interest Rate      4.01%     4.67%                                                             100%

     Debt Securities
           Book Value               $19,284   $22,008   $10,940   $23,553   $29,385   $117,481     $222,651   $227,685
           Average Interest Rate      6.53%     5.69%     5.88%     5.95%     5.61%      5.93%                 102.26%

     Loans Receivable
           Book Value               $ 3,707     3,415     5,214     2,825     3,097     55,942     $ 72,035   $ 72,200
           Average Interest Rate     10.34%     9.71%    10.64%     9.48%     9.30%      9.78%                 100.23%

Interest-Rate Sensitive Liabilities
-----------------------------------
     Variable Rate Demand Deposits
           Book Value               $12,502                                                        $ 12,502   $ 12,502
           Average Interest Rate      4.60%                                                                    100.90%

     Fixed Rate Demand Deposits
           Book Value               $33,980   $12,964   $ 3,852   $ 1,629   $ 2.477                $ 54,902   $ 55.400
           Average Interest Rate      5.93%     6.06%     6.10%     6.49%     6.20%                            100.90%

     Notes and Contracts Payable
           Book Value               $12,664   $ 6,484   $ 5,001   $ 1,750   $   629   $103,665     $130,193   $130,900
           Average Interest Rate      7.51%     7.53%     7.57%     7.60%     7.65%      7.65%                 100.54%

     Mandatorily Redeemable
       Preferred Securities
           Book Value                                                                 $100,000     $100,000   $100,000
           Average Interest Rate                                                         8.50%                 100.00%

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.


                                     INDEX
                                     -----

                                                                                     Page No.
                                                                                     --------
Report of Independent Accountants                                                         21
Financial Statements:
     Consolidated Balance Sheets                                                          22
     Consolidated Statements of Income                                                    24
     Consolidated Statements of Stockholders' Equity                                      25
     Consolidated Statements of Cash Flows                                                26
     Notes to Consolidated Financial Statements                                           27
Unaudited Quarterly Financial Data                                                        42
Financial Statement Schedules:
     I.        Summary of Investments - Other than Investments in Related Parties         43
     III.      Supplementary Insurance Information                                        44
     IV.       Reinsurance                                                                46
     V.        Valuation and Qualifying Accounts                                          47

     Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The First American Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The First American Financial Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Costa Mesa, California
February 9, 1999

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                      December 31
                                                                 1998              1997
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                   $  375,440,000    $  182,234,000
---------------------------------------------------------------------------------------------
Accounts and Accrued Income Receivable,
    less allowances ($10,715,000 and $7,602,000)               191,122,000       130,863,000
---------------------------------------------------------------------------------------------
Investments:
    Deposits with savings and loan associations and banks       32,974,000        29,029,000
    Debt securities                                            227,685,000       151,503,000
    Equity securities                                           27,338,000        13,904,000
    Other long-term investments                                 63,244,000        35,047,000
---------------------------------------------------------------------------------------------
                                                               351,241,000       229,483,000
---------------------------------------------------------------------------------------------
    Loans Receivable                                            72,035,000        63,378,000
---------------------------------------------------------------------------------------------
Property and Equipment, at cost:
    Land                                                        34,578,000        17,059,000
    Buildings                                                  110,133,000        84,935,000
    Furniture and equipment                                    335,342,000       222,897,000
    Less - accumulated depreciation                           (166,414,000)     (123,462,000)
---------------------------------------------------------------------------------------------
                                                               313,639,000       201,429,000
---------------------------------------------------------------------------------------------
Title Plants and Other Indexes                                 216,711,000       100,626,000
---------------------------------------------------------------------------------------------
Assets Acquired in Connection with Claim Settlements            17,051,000        21,119,000
---------------------------------------------------------------------------------------------
Deferred Income Taxes                                           12,859,000        31,563,000
---------------------------------------------------------------------------------------------
Goodwill and Other Intangibles, less accumulated
    amortization ($19,017,000 and $13,093,000)                 171,790,000       132,361,000
---------------------------------------------------------------------------------------------
Other Assets                                                    62,902,000        60,579,000
---------------------------------------------------------------------------------------------
                                                            $1,784,790,000    $1,153,635,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31
                                                                            1998             1997
-------------------------------------------------------------------------------------------------------
Demand Deposits                                                        $   67,404,000    $   62,475,000
-------------------------------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities:
    Accounts payable                                                       21,249,000        12,550,000
    Salaries and other personnel costs                                     88,314,000        55,973,000
    Pension costs                                                          50,100,000        39,431,000
    Other                                                                  97,044,000        61,633,000
-------------------------------------------------------------------------------------------------------
                                                                          256,707,000       169,587,000
-------------------------------------------------------------------------------------------------------
Deferred Revenue                                                          105,496,000        84,424,000
-------------------------------------------------------------------------------------------------------
Reserve for Known and Incurred But Not Reported Claims                    270,436,000       250,826,000
-------------------------------------------------------------------------------------------------------
Income Taxes Payable                                                       22,734,000         3,987,000
-------------------------------------------------------------------------------------------------------
Notes and Contracts Payable                                               130,193,000        42,119,000
-------------------------------------------------------------------------------------------------------
Minority Interests in Consolidated Subsidiaries                            99,905,000        25,214,000
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 13)
-------------------------------------------------------------------------------------------------------
Mandatorily Redeemable Preferred Securities of the Company's
   Subsidiary Trust Whose Sole Assets Are the Company's $100,000,000
   8.5% Deferrable Interest Subordinated Notes Due 2012 (Note 14)         100,000,000       100,000,000
-------------------------------------------------------------------------------------------------------
Stockholders' Equity:
    Preferred stock, $1 par value
       Authorized - 500,000 shares; Outstanding - None
   Common stock, $1 par value (Note 15)
      Authorized - 108,000,000 shares
      Outstanding - 60,332,000 and 54,484,000 shares                       60,332,000        54,484,000
  Additional paid-in capital                                              129,664,000         6,864,000
  Retained earnings                                                       534,297,000       348,215,000
Accumulated other comprehensive income (Note 16)                            7,622,000         5,440,000
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                731,915,000       415,003,000
-------------------------------------------------------------------------------------------------------
                                                                       $1,784,790,000    $1,153,635,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Year Ended December 31
                                                                1998              1997             1996
------------------------------------------------------------------------------------------------------------

Revenues
  Operating revenues                                       $2,802,190,000    $1,881,666,000    $1,587,895,000
  Investment and other income                                  75,138,000        27,257,000        26,398,000
-------------------------------------------------------------------------------------------------------------
                                                            2,877,328,000     1,908,923,000     1,614,293,000
-------------------------------------------------------------------------------------------------------------

Expenses
  Salaries and other personnel costs                          914,058,000       659,325,000       539,985,000
  Premiums retained by agents                                 773,030,000       563,137,000       516,593,000
  Other operating expenses                                    611,332,000       421,056,000       329,525,000
  Provision for title losses and other claims                 118,763,000        90,323,000        86,487,000
  Depreciation and amortization                                59,804,000        38,489,000        27,503,000
  Premium Taxes                                                20,912,000        16,904,000        16,676,000
  Interest                                                     18,007,000        10,014,000         4,808,000
-------------------------------------------------------------------------------------------------------------
                                                            2,515,906,000     1,799,248,000     1,521,577,000
-------------------------------------------------------------------------------------------------------------

Income before income taxes and minority interests             361,422,000       109,675,000        92,716,000
Income taxes                                                  127,700,000        41,500,000        35,600,000
-------------------------------------------------------------------------------------------------------------
Income before minority interests                              233,722,000        68,175,000        57,116,000
Minority interests                                             35,012,000         3,676,000         2,624,000
-------------------------------------------------------------------------------------------------------------
Net income                                                 $  198,710,000    $   64,499,000    $   54,492,000
Other comprehensive income (loss), net of tax (Note 16)         2,182,000         2,703,000        (1,256,000)
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                          200,892,000        67,202,000        53,236,000

Net income per common share (Note 1):
     Basic                                                 $         3.46    $         1.18    $         1.01
     Diluted                                               $         3.32    $         1.16    $         1.00

Weighted average common shares outstanding (Note 1):
     Basic                                                     57,450,000        54,448,000        53,899,000
     Diluted                                                   59,822,000        55,717,000        54,337,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                      Additional                           other
                                                        Common          paid-in          Retained      comprehensive
                                         Shares         Stock           capital          earnings         income
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           53,713,000     $53,713,000     $  1,989,000     $246,083,000     $ 3,993,000
Net income for 1996                                                                      54,492,000
Cash dividends on common shares                                                          (7,928,000)
Shares issued in connection with
     company acquisitions                 900,000         900,000        6,658,000
Shares issued in connection with
     benefit and savings plans            225,000         225,000        1,045,000
Purchase of Company shares               (483,000)       (483,000)      (3,052,000)
Other comprehensive income                                                                               (1,256,000)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           54,355,000      54,355,000        6,640,000      292,647,000       2,737,000
Net income for 1997                                                                      64,499,000
Cash dividends on common shares                                                          (8,931,000)
Shares issued in connection with
     company acquisitions                  48,000          48,000          500,000
Shares issued in connection with
     benefit and savings plan             627,000         627,000        4,341,000
Purchase of Company shares               (546,000)       (546,000)      (4,617,000)
Other comprehensive income                                                                                2,703,000
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           54,484,000      54,484,000        6,864,000      348,215,000       5,440,000
Net income for 1998                                                                     198,710,000
Cash dividends on common shares                                                         (12,628,000)
Shares issued in connection with
     company acquisitions               4,458,000       4,458,000      100,854,000
Shares issued in connection with
     benefit and savings plan           1,390,000       1,390,000       21,946,000
Other comprehensive income                                                                                2,182,000
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998           60,332,000     $60,332,000     $129,664,000     $534,297,000     $ 7,622,000

                See Notes to Consolidated Financial Statements.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31
                                                                      1998              1997            1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                      $ 198,710,000    $  64,499,000    $ 54,492,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                   118,763,000       90,323,000      86,487,000
      Depreciation and amortization                                  59,804,000       38,489,000      27,503,000
      Minority interests in net income                               35,012,000        3,676,000       2,624,000
      Investment gain                                               (32,449,000)
      Other, net                                                      2,226,000          933,000        (366,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries     (95,440,000)     (81,603,000)    (78,048,000)
      Net change in income tax accounts                              34,730,000       11,974,000         381,000
      Increase in accounts and accrued income receivable            (41,966,000)     (26,014,000)    (11,887,000)
      Increase in accounts payable and accrued liabilities           70,845,000       18,708,000      34,561,000
      Increase (decrease) in deferred revenue                        10,433,000           (9,000)       (426,000)
      Other, net                                                        964,000       (8,571,000)     (1,061,000)
----------------------------------------------------------------------------------------------------------------
  Cash provided by operating activities                             361,632,000      112,405,000     114,260,000
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net cash effect of company acquisitions                            11,562,000      (49,336,000)    (12,097,000)
  Net increase in deposits with banks                                (3,771,000)      (7,355,000)     (3,037,000)
  Purchases of debt and equity securities                          (134,348,000)     (80,241,000)    (68,498,000)
  Proceeds from sales of debt and equity securities                  27,512,000       39,240,000      46,506,000
  Proceeds from maturities of debt securities                        22,434,000       18,842,000      31,291,000
  Net increase in other long-term investments                        (1,580,000)      (1,117,000)     (2,575,000)
  Net increase in loans receivable                                   (8,657,000)      (9,122,000)     (8,122,000)
  Capital expenditures                                             (155,642,000)     (75,007,000)    (49,076,000)
  Net proceeds from sale of property and equipment                    3,361,000        1,646,000       3,245,000
----------------------------------------------------------------------------------------------------------------
  Cash used for investing activities                               (239,129,000)    (162,450,000)    (62,363,000)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits                                     4,929,000       11,154,000       7,903,000
  Repayment of debt                                                 (26,990,000)     (40,965,000)    (19,749,000)
  Proceeds from issuance of senior debentures                        99,456,000
  Proceeds from the issuance of mandatorily redeemable
    preferred securities                                                             100,000,000
  Purchase of Company shares                                                          (5,163,000)     (3,535,000)
  Proceeds from exercise of stock options                             2,554,000        1,653,000
  Proceeds from issuance of stock to employee savings plan           18,144,000          980,000
  Distributions to minority shareholders                            (14,762,000)        (299,000)     (1,121,000)
  Cash dividends                                                    (12,628,000)      (8,931,000)     (7,928,000)
----------------------------------------------------------------------------------------------------------------
  Cash provided by (used for) financing activities                   70,703,000       58,429,000     (24,430,000)
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           193,206,000        8,384,000      27,467,000
Cash and cash equivalents - Beginning of year                       182,234,000      173,850,000     146,383,000
----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents - End of year                         $ 375,440,000    $ 182,234,000    $173,850,000
----------------------------------------------------------------------------------------------------------------
Supplemental information:
  Cash paid during the year for:
    Interest                                                      $  16,309,000    $   8,243,000    $  5,056,000
    Premium taxes                                                 $  18,433,000    $  18,103,000    $ 14,146,000
    Income taxes                                                  $  96,440,000    $  31,292,000    $ 36,682,000
  Noncash investing and financing activities:
    Shares issued for benefits plans                              $   2,638,000    $   2,335,000    $  1,270,000
    Company acquisitions in exchange for common stock             $ 105,312,000    $     548,000    $  7,558,000
    Liabilities in connection with company acquisitions           $ 118,718,000    $  48,294,000    $ 32,180,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
Description of the Company:

          The First American Financial Corporation (the Company), through its subsidiaries, is engaged in the business of providing real estate-related financial and information services to real property buyers and mortgage lenders. These services include title insurance, tax monitoring, mortgage credit reporting, property data services, flood certification, field inspection services, appraisal services, mortgage loan servicing systems, mortgage document preparation and home warranties. In addition, credit and various database-related services are provided to automotive dealers, consumer lenders, employers and property management companies. The Company also provides investment, trust and thrift services.

Significant Accounting Policies:
Principles of consolidation

          The consolidated financial statements include the accounts of The First American Financial Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. All consolidated results have been restated to reflect the 1998 acquisitions of three separate entities accounted for under the pooling-of-interests method of accounting. Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

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

          The Company classifies its debt and equity securities portfolio as available-for-sale and, accordingly, includes unrealized gains and losses, net of related tax effects, as a component of other comprehensive income. Realized gains and losses on investments are determined using the specific identification method.

Property and equipment

          Furniture and equipment includes computer software acquired and developed for internal use and for use with the Company's products. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use. Capitalized development costs for internal-use software include only incremental payments to third parties.

          Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 45 and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 10 years.

          Effective January 1, 1999, the Company will adopt Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 will require the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties. The Company does not believe that the adoption of SOP 98-1 will have a material effect on its financial condition or results of operations.

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

Goodwill and other intangibles

          Goodwill recognized in business combinations is amortized over its estimated useful life ranging from 20 to 40 years. Other intangibles, which include customer lists, covenants not to compete and organization costs, are amortized over their estimated useful lives, ranging from 3 to 20 years. The Company periodically evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives.

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

          The Company recognized revenues from tax service contracts over the estimated duration of the contracts as the related servicing costs were estimated to occur. The majority of the servicing costs, approximately 70%, are incurred in the year the contract is executed, with the remaining 30% incurred over the remaining service life of the contract.

          Effective January 1, 1999, the Company will implement a change to the accounting policy for tax service contracts. The new accounting policy will be adopted prospectively and will apply to all new loans serviced beginning January 1, 1999. The new policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The resulting rates by year (starting with year one) are 32%, 24%, 14%, 9%, 7%, 5%, 4%, 2%, 2% and 1%. The Company periodically reviews its tax service contract portfolio to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments; accordingly, the Company may adjust the rates to reflect current trends. The Company estimates that adoption of this new policy will result in a decrease in diluted earnings per share for 1999 of $0.25 to $0.35. This estimate is heavily dependent on the volume of tax service contracts entered into in 1999. Assuming the new accounting policy had been consistently applied in prior years, the Company would have reported diluted earnings per share of $3.10, $1.02, $0.90, $0.17 and $0.42 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

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

          The Company's only potential dilutive common shares are stock options (see Note 12). Stock options are reflected in diluted earnings per share by application of the treasury stock method. All earnings per share amounts presented have been restated to reflect the adoption of SFAS No. 128.

Risk of real estate market

          Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, the Company's revenues, can be adversely affected during periods of high interest rates and/or limited money supply.

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

NOTE 2.
Statutory Restrictions on Stockholders' Equity and Investments:

          Pursuant to insurance and other regulations of the various states in which the Company's title insurance subsidiary, First American Title Insurance Company (FATICO), operates, the amount of dividends, loans and advances available to the parent company from FATICO is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the parent company from FATICO in 1999 is $158.5 million.

          Investments carried at $17.3 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 1998.

          FATICO maintained statutory capital and surplus of $301.6 million and $210.3 million at December 31, 1998 and 1997, respectively. Statutory net income for the years ended December 31, 1998, 1997 and 1996 was $137.3 million, $35.9 million and $34.6 million, respectively.

NOTE 3.
Debt and Equity Securities:

          The amortized cost and estimated fair value of investments in debt securities are as follows:

                                     Amortized   Gross Unrealized    Estimated
(in thousands)                         Cost      Gains     Losses    Fair Value
-------------------------------------------------------------------------------
December 31, 1998
-----------------
U.S. Treasury securities             $ 36,875    $1,158     $ (11)     $ 38,022
Corporate securities                   74,546     1,736       (25)       76,257
Obligations of states and
     political subdivisions            89,825     2,215       (48)       91,992
Mortgage-backed securities             21,405        77       (68)       21,414
-------------------------------------------------------------------------------
                                     $222,651    $5,186     $(152)     $227,685
-------------------------------------------------------------------------------
December 31, 1997
-----------------
U.S. Treasury securities             $ 38,972    $  792     $ (46)     $ 39,718
Corporate securities                   54,884       717       (22)       55,579
Obligations of states and
     political subdivisions            38,977     1,092         -        40,069
Mortgage-backed securities             16,186        36       (85)       16,137
-------------------------------------------------------------------------------
                                     $149,019    $2,637     $(153)     $151,503
-------------------------------------------------------------------------------

          The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturities, are as follows:

                                                  Amortized          Estimated
(in thousands)                                      Cost             Fair Value
-------------------------------------------------------------------------------
Due in one year or less                           $ 19,284            $ 19,438
Due after one year through five years               85,886              88,498
Due after five years through ten years              68,892              70,655
Due after ten years                                 27,184              27,680
------------------------------------------------------------------------------
                                                   201,246             206,271
Mortgage-backed securities                          21,405              21,414
------------------------------------------------------------------------------
                                                  $222,651            $227,685
------------------------------------------------------------------------------

          The cost and estimated fair value of investments in equity securities are as follows:

                                                  Gross Unrealized    Estimated
(in thousands)                        Cost        Gains     Losses    Fair Value
--------------------------------------------------------------------------------
December 31, 1998
-----------------
Common stocks:
     Corporate securities            $18,576     $9,429      $(996)    $27,009
     Other                               214        115          -         329
--------------------------------------------------------------------------------
                                     $18,790     $9,544      $(996)    $27,338
--------------------------------------------------------------------------------
December 31, 1997
-----------------
Common stocks:
     Corporate securities            $ 7,941     $5,856      $ (82)    $13,715
     Other                                78        111          -         189
--------------------------------------------------------------------------------
                                     $ 8,019     $5,967      $ (82)    $13,904
--------------------------------------------------------------------------------

          Sales of debt and equity securities resulted in realized gains of $1.3 million, $0.7 million and $3.3 million and realized losses of $0.2 million, $0.3 million and $0.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The fair value of debt and equity securities was estimated using quoted market prices.

NOTE 4.
Loans Receivable:

          Loans receivable are summarized as follows:

                                                              December 31
(in thousands)                                            1998            1997
--------------------------------------------------------------------------------
Real estate-mortgage                                      $74,093       $65,384
Other                                                         107            86
--------------------------------------------------------------------------------
                                                           74,200        65,470
--------------------------------------------------------------------------------
Unearned income on lease contracts                            (15)          (18)
Allowance for loan losses                                  (1,150)       (1,185)
Participations sold                                          (770)         (481)
Deferred loan fees, net                                      (230)         (408)
--------------------------------------------------------------------------------
                                                          $72,035       $63,378
--------------------------------------------------------------------------------

          Real estate loans are secured by properties located in California.
The average yield on the Company's loan portfolio was 10% and 11% for the years ended December 31, 1998 and 1997, respectively. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

          The fair value of loans receivable was $72.2 million and $64.2 million at December 31, 1998 and 1997, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

          The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known and inherent risks in the portfolio.

NOTE 5.
Assets Acquired in Connection with Claim Settlements:

                                                              December 31
(in thousands)                                          1998              1997
--------------------------------------------------------------------------------
Notes receivable                                        $11,833         $12,177
Real estate                                               4,880           5,013
Judgments and other                                         338           3,929
--------------------------------------------------------------------------------
                                                        $17,051         $21,119
--------------------------------------------------------------------------------

          The above amounts are net of valuation reserves of $12.3 million and $11.1 million at December 31, 1998 and 1997, respectively.

          The fair value of notes receivable was $12.2 million and $12.5 million at December 31, 1998 and 1997, respectively, and was estimated based on the discounted value of the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit quality.

          The activity in the valuation reserve is summarized as follows:

                                                             December 31
(in thousands)                                           1998            1997
-------------------------------------------------------------------------------
Balance at beginning of year                           $11,135         $10,278
Provision for losses                                     3,951           4,678
Dispositions                                            (2,830)         (3,821)
-------------------------------------------------------------------------------
Balance at end of year                                 $12,256         $11,135
-------------------------------------------------------------------------------

NOTE 6.

Demand Deposits:

     Passbook and investment certificate accounts are summarized as follows:

                                                              December 31
(in thousands)                                             1998         1997
-------------------------------------------------------------------------------
Passbook accounts                                        $12,502      $13,209
-------------------------------------------------------------------------------
Certificate accounts:
     Less than one year                                   33,980       28,798
     One to five years                                    20,922       20,468
-------------------------------------------------------------------------------
                                                          54,902       49,266
-------------------------------------------------------------------------------
                                                         $67,404      $62,475
-------------------------------------------------------------------------------
Annualized interest rates:
     Passbook accounts                                    4%-5%          5%
     Certificate accounts                                 5%-8%         6%-8%

          The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $55.4 million and $49.4 million at December 31, 1998 and 1997, respectively, and was estimated based on the discounted value of the future cash flows using a discount rate approximating current market for similar liabilities.

NOTE 7.

Reserve for Known and Incurred But Not Reported Claims:

     Activity in the reserve for known and incurred but not reported claims is summarized as follows:

                                                   December 31
(in thousands)                       1998             1997               1996
-------------------------------------------------------------------------------
Balance at beginning of year       $250,826        $245,245            $238,161
-------------------------------------------------------------------------------
Provision related to:
     Current year                   114,812          85,645              81,539
     Prior years                      3,951           4,678               4,948
-------------------------------------------------------------------------------
                                    118,763          90,323              86,487
-------------------------------------------------------------------------------
Payments related to:
     Current year                    48,228          39,934              29,680
     Prior years                     44,133          39,745              43,967
-------------------------------------------------------------------------------
                                     92,361          79,679              73,647
-------------------------------------------------------------------------------
Other                                (6,792)         (5,063)             (5,756)
-------------------------------------------------------------------------------
Balance at end of year             $270,436        $250,826            $245,245
-------------------------------------------------------------------------------

          "Other" primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements. Claims activity associated with reinsurance is not material and, therefore, not presented separately.

NOTE 8.

Notes and Contracts Payable:

                                                             December 31
(in thousands)                                            1998          1997
------------------------------------------------------------------------------
7.55% senior debentures, due April, 2028               $ 99,468             -
Secured notes payable pursuant to amended
     credit agreement                                     2,040       $ 5,320
Trust deed notes with maturities through
    2007, secured by land and buildings with a net
     book value of $4,931, average rate of 10 1/4%        3,952         7,359
Other notes and contracts payable with
     maturities through 2007, average rate of 6 3/4%     24,733        29,440
------------------------------------------------------------------------------
                                                       $130,193       $42,119
------------------------------------------------------------------------------

          In April 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 2028. The 30-year bonds were issued at 99.456% of the principal amount.

          In April 1997, the Company paid off the variable rate indebtedness portion of the amended credit agreement with proceeds received from its mandatorily redeemable preferred securities (see Note 14).

          At December 31, 1998, the Company's remaining borrowings under its amended bank credit agreement consisted of fixed rate indebtedness of $2.0 million, maturing in April 1999 and bearing interest at 9.38% per annum.

          During July 1997, the Company amended the credit agreement to relax and/or eliminate certain restrictive covenants and increase the revolving line of credit to $75.0 million which was unused as of December 31, 1998. In November 1997, the Company further amended the credit agreement to issue a letter of credit to secure its fixed rate obligation and release as security the capital stock of its wholly owned subsidiaries.

          Pursuant to the terms of the credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt to capitalization ratios.

          The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1998, are as follows:

(in thousands)
-----------------------------------------------------------------

    1999                         $12,664
    2000                         $ 6,484
    2001                         $ 5,001
    2002                         $ 1,750
    2003                         $   629


     The fair value of notes and contracts payable was $130.9 million and $44.3 million at December 31, 1998 and 1997, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted average interest rate for the Company's notes and contracts payable was 7 1/2% and 8% at December 31, 1998 and 1997, respectively.

NOTE 9.

Investment and Other Income:

     The components of investment and other income are as follows:

(in thousands)                                    1998       1997          1996
--------------------------------------------------------------------------------
Interest:
 Cash equivalents and deposits
   with savings and loan associations and banks $10,293     $ 6,396      $ 4,742
 Debt securities                                 13,395      10,307        7,887
 Other long-term investments                      7,023       3,550        3,161
--------------------------------------------------------------------------------
                                                 30,711      20,253       15,790
--------------------------------------------------------------------------------
Investment gain on Experian
  joint venture                                  32,449           -            -
Dividends on equity securities                      409         469          554
Equity in earnings of
  unconsolidated affiliates                       4,614       2,304        1,043
Net gain on sales of debt
  and equity securities                           1,074         358        2,611
Other                                             5,881       3,873        6,400
--------------------------------------------------------------------------------
                                                $75,138     $27,257      $26,398
--------------------------------------------------------------------------------

NOTE 10.
Income Taxes:

         Income taxes are summarized as follows:

(in thousands)                              1998          1997           1996
-------------------------------------------------------------------------------
Current:
   Federal                                $100,251       $27,234        $28,535
   State                                    12,411         3,925          6,038
                                           112,662        31,159         34,573
-------------------------------------------------------------------------------
Deferred:
   Federal                                  13,759         9,747            232
   State                                     1,279           594            795
                                            15,038        10,341          1,027
-------------------------------------------------------------------------------
                                          $127,700       $41,500        $35,600
-------------------------------------------------------------------------------

Income taxes differ from the amounts computed by applying the federal income tax rate of 35%. A reconciliation of this difference is as follows:

(in thousands)                              1998           1997          1996
--------------------------------------------------------------------------------
Taxes calculated at federal rate          $114,244        $37,173       $31,216
Tax exempt interest income                  (1,503)          (651)         (669)
Tax effect of minority interests             1,273          1,286           918
State taxes, net of federal benefit          8,898          3,706         4,442
Exclusion of certain meals and
     entertainment expenses                  3,794          2,889         2,429
Other items, net                               994         (2,903)       (2,736)
--------------------------------------------------------------------------------
                                          $127,700        $41,500       $35,600
--------------------------------------------------------------------------------

The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                                               December 31
(in thousands)                                             1998           1997
--------------------------------------------------------------------------------
Deferred tax assets:
     Deferred revenue                                     $21,987       $23,066
     Employee benefits                                     14,407        11,021
     Claims and related salvage                             3,102         6,943
     Bad debt reserves                                      7,412         4,952
     Acquisition reserve                                      520         3,970
     State taxes                                            2,262           346
     Other                                                  5,471         3,249
--------------------------------------------------------------------------------
                                                           55,161        53,547
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciable and amortizable assets                    21,179        15,116
     Investment gain                                       11,357             -
     Accumulated other comprehensive income                 4,754         2,929
     Sale leaseback                                             -         1,327
     Other                                                  5,012         2,612
--------------------------------------------------------------------------------
                                                           42,302        21,984
--------------------------------------------------------------------------------
Net deferred tax asset                                    $12,859       $31,563
--------------------------------------------------------------------------------

NOTE 11.
Employee Benefit Plans:

          The Company has pension and other retirement benefit plans covering substantially all employees. The Company's principal pension plan, amended to be noncontributory effective January 1, 1995, is a qualified defined benefit plan with benefits based on the employee's years of service and the highest five consecutive years' compensation during the last 10 years of employment. The Company's policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has nonqualified unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are intended to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives.

          Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

          Net periodic pension cost for the Company's pension and other retirement benefit plans includes the following components:

(in thousands)                                      1998      1997       1996
--------------------------------------------------------------------------------
Expense:
     Service Cost                                  $14,863   $10,550   $  9,186
     Interest Cost                                  13,067    11,178      9,764
     Actual Return on Plan Assets                   (9,196)   (7,421)   (10,477)
     Amortization of net transition obligation         309       309        309
     Amortization of prior service cost                143       143        143
     Amortization of net loss                        1,408       945      5,318
--------------------------------------------------------------------------------
                                                   $20,594   $15,704   $ 14,243
--------------------------------------------------------------------------------

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans at:

                                                               December 31
(in thousands)                                      1998                        1997
------------------------------------------------------------------------------------------------
                                                          Unfunded                   Unfunded
                                             Funded     Supplemental    Funded     Supplemental
                                             Pension      Benefit       Pension      Benefit
                                              Plans        Plans         Plans        Plans
-----------------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at
        beginning of year                    $141,689      $ 32,134     $111,678      $ 29,240
     Service costs                             13,772         1,091        9,731           819
     Interest costs                            10,586         2,481        8,939         2,239
     Actuarial losses                          23,590         3,895       17,504         1,012
     Benefits paid                             (5,240)       (1,425)      (6,163)       (1,176)
------------------------------------------------------------------------------------------------
Projected benefit obligation
        at end of year                        184,397        38,176      141,689        32,134
------------------------------------------------------------------------------------------------
Change in plan assets:
     Plan assets at fair value
        at beginning of year                  109,358             -       87,096             -
     Actual return on plan assets              26,857             -       20,475             -
     Company contributions                     10,258             -        7,949             -
     Benefits paid                             (5,240)            -       (6,163)            -

------------------------------------------------------------------------------------------------
Plan assets at fair value
        at end of year                        141,233             -      109,357             -
------------------------------------------------------------------------------------------------
Reconciliation of funded status:
     Funded status of the plans               (43,164)      (38,176)     (32,332)      (32,134)
     Unrecognized net actuarial loss           23,543         9,856       18,682         6,280
     Unrecognized prior service cost             (412)        1,426         (457)        1,614
     Unrecognized net transition
        (asset) obligation                       (204)        1,081         (255)        1,441
------------------------------------------------------------------------------------------------
Accrued pension cost                          (20,237)      (25,813)     (14,362)      (22,799)
------------------------------------------------------------------------------------------------
Amounts recognized in the statement
   of financial position consist of:
     Accrued benefit liability                (20,237)      (29,863)     (14,362)      (25,069)
     Intangible asset                               -         2,194            -         2,270
     Minimum pension liability
        adjustment                                  -         1,856            -             -
------------------------------------------------------------------------------------------------
                                             $(20,237)     $(25,813)    $(14,362)     $(22,799)
------------------------------------------------------------------------------------------------

          The rate of increase in future compensation levels for the plans of 4 1/2% and the weighted average discount rates of 6 3/4% and 7 1/4% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1998 and 1997, respectively. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with projected long-term rates of return of 9%.

          The Company's principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plan holds 6,081,000 and 6,576,000 shares of the Company's common stock, representing 10% and 12% of the total shares outstanding at December 31, 1998, and 1997 respectively.

          The Company also has a Stock Bonus Plan for key employees pursuant to which 186,000, 258,000 and 225,000 common shares were awarded for 1998, 1997 and 1996, respectively, resulting in a charge to operations of $2.7 million, $2.2 million and $1.3 million, respectively. The Plan, as amended December 9, 1992, provides that a total of up to 1,350,000 common shares may be awarded in any one year.

          Effective January 1, 1995, the Company adopted The First American Financial Corporation 401(k) Savings Plan (The Savings Plan), which is available to substantially all employees. The Savings Plan allows for employee elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code.

NOTE 12.
Stock Option Plans:

          On April 24, 1996, the Company implemented The First American Financial Corporation 1996 Stock Option Plan (the Stock Option Plan). Under the Stock Option Plan, options are granted to certain employees to purchase the Company's common stock at a price no less than the market value of the shares on the date of the grant. The maximum number of shares that may be subject to options is 8,625,000. Currently outstanding options become exercisable one to five years, and expire 10 years, from the grant date. On April 24, 1997, the Company implemented The First American Financial Corporation 1997 Directors' Stock Plan (the Directors' Plan). The Directors' Plan is similar to the employees' Stock Option Plan, except that the maximum number of shares that may be subject to options is 1,800,000 and the maximum number of shares that may be purchased pursuant to options granted shall not exceed 6,750 shares during any 12-consecutive-month period.

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accounting for its plan, the Company, in accordance with the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

(in thousands, except per share amounts)      1998         1997       1996
----------------------------------------------------------------------------

Net income:
     As reported                            $198,710     $64,499     $54,492
     Pro forma                              $181,632     $63,699     $53,973
Earnings per share:
     As reported
        Basic                               $   3.46     $  1.18     $  1.01
        Diluted                             $   3.32     $  1.16     $  1.00
     Pro forma
        Basic                               $   3.16     $  1.17     $  1.00
        Diluted                             $   3.04     $  1.14     $  0.99



          The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yield of 1.0%, 1.2% and 1.9%; expected volatility of 36.0%, 38.1% and 41.0%; risk-free interest rate of 5.7%, 6.3% and 6.5%; and expected life of six years. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $9.71, $4.26 and $2.19, respectively.

          Transactions involving stock options are summarized as follows:

                                                                                      Weighted
                                                                                      Average
                                                                Number                Exercise
(in thousands, except weighted-average exercise price)        Outstanding              Price
--------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                       -                     -
Granted during 1996                                                  3,015                  $ 5.69
Forfeited during 1996                                                    -                       -
--------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                         3,015                  $ 5.69
Granted during 1997                                                    207                  $10.50
Exercised during 1997                                                 (291)                 $ 5.69
Forfeited during 1997                                                 (132)                 $ 5.69
--------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                         2,799                  $ 6.05
Granted during 1998                                                  4,158                  $23.64
Exercised during 1998                                                 (478)                 $ 5.90
Forfeited during 1998                                                 (183)                 $14.20
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                         6,296                  $17.48
--------------------------------------------------------------------------------------------------

          At December 31, 1998, the range of exercise prices was $5.69 - $32.00 and the weighted-average remaining contractual life of outstanding options was six years. The number of options exercisable was 593,046 and the weighted-average exercise price of those options was $6.05.

NOTE 13.
Commitments and Contingencies:

          The Company leases certain office facilities, automobiles and equipment under operating leases, which for the most part are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In 1998, the Company satisfied its obligation under the terms of a sale-leaseback agreement with regard to certain furniture and equipment.

          Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are as follows:

(in thousands)

               1999         $ 75,628
               2000           58,134
               2001           42,501
               2002           31,314
               2003           24,828
               Later Years    47,706

------------------------------------
                            $280,111
------------------------------------

          Total rental expense for all operating leases and month-to-month rentals was $107.5 million, $78.3 million and $63.9 million for 1998, 1997, and 1996, respectively.

          The Company is involved in various routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a materially adverse effect on its financial condition or results of operations.

NOTE 14.
Mandatorily Redeemable Preferred Securities:

          On April 22, 1997, the Company issued and sold $100.0 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust. In connection with the subsidiary's issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes, due 2012. The sole assets of the subsidiary are and will be the subordinated interest notes. The Company's obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary's obligations under the preferred securities. Distributions payable on the securities are included as interest expense in the Company's consolidated income statement.

NOTE 15.
Stockholders' Equity:

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

          On January 15, 1998, the Company distributed a 3-for-2 common stock split in the form of a 50% stock dividend. This resulted in an increase of 5,791,492 common shares outstanding with the par value of these additional shares being capitalized by a transfer from additional paid-in capital to the common stock account. All references to common stock, additional paid-in capital, number of shares of common stock and per share amounts for this stock split were restated in the Company's consolidated financial statements for the year ended December 31, 1997. On July 17, 1998, the Company distributed a 3-for-1 common stock split in the form of a 200% stock dividend. This resulted in an increase of 37,895,936 common shares outstanding with the par value of these additional shares being capitalized by a transfer from additional paid-in capital to the common stock account. This stock split has been reflected in the consolidated statements of stockholder's equity on a retroactive basis as of December 31, 1995. In order to effect the stock split, the Company increased its authorized shares from 36,000,000 to 108,000,000. All references in the consolidated financial statements with regards to common stock, additional paid-in capital, number of shares of common stock and per share amounts have been restated to reflect the July 17, 1998 stock split.

NOTE 16.
Other Comprehensive Income:

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

          Components of other comprehensive income are as follows:

                                                                    Minimum          Accumulated
                                                 Unrealized         Pension             Other
                                                  Gains on         Liability        Comprehensive
(in thousands)                                   Securities        Adjustment          Income
-------------------------------------------------------------------------------------------------

Balance at December 31, 1995                        $ 3,993                 -             $ 3,993
Before tax change                                    (1,932)                -              (1,932)
Tax benefit                                             676                 -                 676
-------------------------------------------------------------------------------------------------

Balance at December 31, 1996                          2,737                 -               2,737
Before tax change                                     4,158                 -               4,158
Tax expense                                          (1,455)                -              (1,455)
-------------------------------------------------------------------------------------------------

Balance at December 31, 1997                          5,440                 -               5,440
Before tax change                                     5,213           $(1,856)              3,357
Tax (expense) benefit                                (1,825)              650              (1,175)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        $ 8,828           $(1,206)            $ 7,622
-------------------------------------------------------------------------------------------------

          The change in other unrealized gains (losses) on debt and equity securities includes reclassification adjustments of $1.1 million, $0.4 million and $2.6 million of realized gains for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 17.
Business Combinations:

     On January 1, 1998, the Company formed a limited liability corporation
(LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc. (FAREISI), with Experian's Real Estate Solutions division (RES). The LLC is 80% owned by the Company and 20% owned by Experian. RES is a supplier of core real estate data, providing, among other things, property valuation information, title and tax information and imaged title documents. The Company treated the transaction as an acquisition of the assets and liabilities of RES in consideration of a 20% interest in FAREISI. This business combination has been accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at January 1, 1998. In addition, as a result of the transaction, the Company recognized an investment gain of $32.4 million in the first quarter 1998. The operating results of the LLC are included in the Company's consolidated financial statements commencing January 1, 1998. Assuming the combination had occurred January 1, 1997, pro forma revenues, net income and net income per diluted share would have been $2,001.6 million, $69.6 million and

$1.25, respectively, for the year ended December 31, 1997. Pro forma results for the year ended December 31, 1998 are not presented because the combination occurred January 1, 1998.

          In addition, during the year ended December 31, 1998, the Company also acquired 27 companies. The purchase method of accounting was used for 24 of the acquisitions and the pooling of interests method was used for three.

          The 24 acquisitions accounted for under the purchase method of accounting were individually not material and all in the title insurance or real estate information services business. Their aggregate purchase price was $8.8 million in cash, $1.5 million in notes and 3,114,508 shares of the Company's stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $30.8 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life ranging from 20 to 30 years. The operating results of these acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates. Assuming these acquisitions had occurred January 1, 1997, pro forma revenues, net income and net income per diluted share would have been $2,908.9 million, $199.8 million and $3.27, respectively, for the year ended December 31, 1998, and $2,045.7 million, $71.7 million and $1.22, respectively, for the year ended December 31, 1997 (the 1997 pro forma results include the business combination with Experian mentioned above). All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

          The three acquisitions accounted for under the pooling of interests method of accounting were individually not material. In the aggregate, the Company issued 2,362,178 shares of its common stock in exchange for 100% of the outstanding stock of each acquired company. Two of the companies are in the consumer risk management business and one is in the real estate information business. The Company has restated prior year results to reflect these three acquisitions. Costs incurred to consummate the acquisitions were not material. Combined and separate results of First American and the three acquisitions during the periods preceding the acquisitions were as follows:


                                     Nine Months Ended        Year Ended         Year Ended
(in thousands)                       September 30, 1998   December 31, 1997  December 31, 1996
----------------------------------------------------------------------------------------------

Revenues:
  First American                         $2,062,633            $1,887,461        $1,597,566
  Acquisitions                               17,414                21,462            16,727
----------------------------------------------------------------------------------------------
                                         $2,080,047            $1,908,923        $1,614,293
----------------------------------------------------------------------------------------------

Net income:
  First American                         $  145,919            $   64,709        $   53,589
  Acquisitions                                 (227)                 (210)              903
----------------------------------------------------------------------------------------------
                                         $  145,692            $   64,499        $   54,492
----------------------------------------------------------------------------------------------

Net income (loss) per diluted share:
  First American                         $     2.56            $     1.21        $     1.03
  Acquisitions                                (0.09)                (0.05)            (0.03)
----------------------------------------------------------------------------------------------
                                         $     2.47            $     1.16        $     1.00
----------------------------------------------------------------------------------------------


          In November 1998, the Company entered into a definitive merger agreement with National Information Group (NAIG). Under the terms of the agreement, which the boards of directors of both companies unanimously approved, the NAIG shareholders will receive .67 of a share of the Company's common stock for each NAIG common share they own. In the merger, the Company expects to issue approximately 3.2 million shares of its common stock. This business combination will be accounted for under the pooling of interests method of accounting and is expected to close by the end of the second quarter 1999. NAIG provides insurance tracking services for mortgage and auto lenders and auto leasing companies. NAIG also provides outsourcing services, lender-placed insurance products, flood zone determinations and real estate tax services.

NOTE 18.
Segment Financial Information:

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for 1998 and requires certain information about a company's operating segments and products and services.

          The Company's operations include five reportable segments: title insurance, real estate information, home warranty, consumer risk management and trust and banking. The title insurance segment issues policies which are insured statements of the condition of title to real property. The real estate information segment provides to lender customers the status of tax payments on real property securing their loans, mortgage credit information derived from at least two credit bureau sources, flood zone determination reports that provide information on whether or not a property is in a special flood hazard area, as well as other real estate-related information services. The home warranty segment issues one-year warranties which protect homeowners against defects in home fixtures. The consumer risk management segment provides credit and various database-related services primarily to automotive dealers, consumer lenders, employers and property management companies. The trust and banking segment provides full-service trust and depository services, accepts deposits and makes real estate-secured loans.

          The title insurance and real estate information segments operate through networks of offices nationwide. The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services abroad in Australia, the Bahama Islands, Canada, England, Guam, Ireland, Mexico, Puerto Rico, Scotland, South Korea, and the U.S. Virgin Islands. Home warranty services are available in Arizona, California, Georgia, Nevada, North Carolina, South Carolina, Texas, Utah and Washington. The consumer risk management segment serves customers nationwide. The trust, banking and thrift businesses are located in Southern California; its investment services are offered across the U. S.

          Selected financial information about the Company's operations by segment for each of the past three years is as follows:

                                                     Income (Loss)
                                                     Before Income                     Depreciation
                                                       Taxes and                           and          Capital
(in thousands)                       Revenues     Minority Interests       Assets      Amortization   Expenditures
------------------------------------------------------------------------------------------------------------------
1998
------------------------------------------------------------------------------------------------------------------
Title Insurance                    $2,087,106               $227,906     $  858,326         $29,375       $100,560
Real Estate
  Information                         601,413                103,057        597,629          26,710         53,374
Home Warranty                          63,020                 11,406         95,605             484            445
Consumer Risk                          57,408                 13,276          4,182             295            290
Trust and Banking                      24,751                  7,156         98,113             652            973
Corporate                              43,630                 (1,379)       130,935           2,288              -
------------------------------------------------------------------------------------------------------------------
                                   $2,877,328               $361,422     $1,784,790         $59,804       $155,642
------------------------------------------------------------------------------------------------------------------
1997
------------------------------------------------------------------------------------------------------------------
Title Insurance                    $1,482,993               $ 79,602     $  656,622         $23,501       $ 39,190
Real Estate
  Information                         311,545                 38,139        295,123          12,504         33,518
Home Warranty                          51,005                  8,871         81,444             424            768
Consumer Risk                          41,069                  6,968          3,034             205            605
Trust and Banking                      20,007                  4,062         83,423             604            676
Corporate                               2,304                (27,967)        33,989           1,251            250
------------------------------------------------------------------------------------------------------------------
                                   $1,908,923               $109,675     $1,153,635         $38,489       $ 75,007
------------------------------------------------------------------------------------------------------------------
1996
------------------------------------------------------------------------------------------------------------------
Title Insurance                    $1,288,947               $ 50,129     $  584,800         $17,236       $ 30,082
Real Estate
  Information                         240,432                 50,531        207,013           8,367         16,927
Home Warranty                          41,927                  7,429         67,622             296            277
Consumer Risk                          24,105                  2,953          2,164             175            424
Trust and Banking                      17,839                  3,728         72,473             438          1,366
Corporate                               1,043                (22,054)        29,372             991              -
------------------------------------------------------------------------------------------------------------------
                                   $1,614,293               $ 92,716     $  963,444         $27,503       $ 49,076
------------------------------------------------------------------------------------------------------------------

          Corporate consists primarily of unallocated interest expense, minority interests, equity in earnings of affiliated companies and personnel and other operating expenses associated with the Company's home office facilities.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                           Quarterly Financial Data
                                  (Unaudited)

                                                                             Quarter Ended
(in thousands, except per share amounts)                  March 31      June 30       September 30    December 31
-----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
----------------------------
Revenues                                                  $612,237      $709,776      $758,034        $797,281
Income before income taxes and minority interests         $ 81,886      $ 84,017      $100,952        $ 94,567
Net income                                                $ 44,733      $ 45,699      $ 55,260        $ 53,018
Net income per share (Note A):
     Basic                                                $   0.82      $   0.82      $   0.94        $   0.88
     Diluted                                              $   0.79      $   0.79      $   0.89        $   0.85
-----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
----------------------------
Revenues                                                  $387,979      $456,176      $507,802        $556,966
Income before income taxes and minority interests         $  5,426      $ 31,918      $ 35,364        $ 36,967
Net income                                                $  3,214      $ 19,235      $ 21,372        $ 20,678
Net income per share (Note A):
     Basic                                                $   0.06      $   0.35      $   0.39        $   0.38
     Diluted                                              $   0.06      $   0.35      $   0.38        $   0.37

The company's primary business segments are cyclical in nature, with the spring an summer months historically being the strongest. However, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, can cause unusual fluctuations in the Company's quarterly operating results. See Management's Discussion and Analysis on pages 20-23 for further discussion of the Company's results of operations.

All consolidated results have been restated to reflect the 1998 acquisitions of three separate entities accounted for under the pooling-of-interest method of accounting.

Note A - After adjustment for 3-for-1 stock split effected July 17, 1998.

                                                                      SCHEDULE I
                                                                        1 OF 1

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

       SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1998


                        Column A                                 Column B           Column C          Column D
---------------------------------------------------------      -------------      -------------    ---------------
                                                                                                   Amount at which
                                                                                                    shown in the
                 Type of Investment                                Cost           Market Value      balance sheet
---------------------------------------------------------      -------------      -------------    ---------------
Deposits with savings and loan associations and banks:
  Registrant                                                    $     50,000       $     50,000       $     50,000
                                                                ------------       ------------       ------------
  Consolidated                                                  $ 32,974,000       $ 32,974,000       $ 32,974,000
                                                                ------------       ------------       ------------
Debt securities:
  Registrant -
    Obligations of states and political
     subdivisions                                               $ 45,050,000       $ 45,928,000       $ 45,928,000
                                                                ------------       ------------       ------------
  Consolidated -
    U.S. Treasury securities                                    $ 36,875,000       $ 38,022,000       $ 38,022,000
    Corporate securities                                          74,546,000         76,257,000         76,257,000
    Obligations of states and political
     subdivisions                                                 89,824,000         91,992,000         91,992,000
    Mortgage-backed securities                                    21,405,000         21,414,000         21,414,000
                                                                ------------       ------------       ------------
                                                                $222,650,000       $227,685,000       $227,685,000
                                                                ------------       ------------       ------------
Equity securities:
  Registrant - None
  Consolidated                                                  $ 18,790,000       $ 27,338,000       $ 27,338,000
                                                                ------------       ------------       ------------
Other long-term investments:
  Registrant  - None
  Consolidated                                                  $ 63,244,000       $ 63,244,000       $ 63,244,000
                                                                ------------       ------------       ------------
Total Investments:
  Registrant                                                    $ 45,100,000       $ 45,978,000       $ 45,978,000
                                                                ============       ============       ============
  Consolidated                                                  $337,658,000       $351,241,000       $351,241,000
                                                                ============       ============       ============

                                                                    SCHEDULE III
                                                                          1 OF 2

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                            BALANCE SHEET CAPTIONS

Column A                           Column B              Column C           Column D
--------                           --------              --------           --------

                                Deferred Policy           Claims            Deferred
       Segment                 Acquisition Costs         Reserves           Revenues
       -------                 -----------------         --------           --------

1998
----
Title Insurance                                        $248,723,000
Real Estate Information                                  17,857,000        75,540,000
Home Warranty                          5,392,000          3,856,000        29,956,000
Consumer Risk
Trust and Banking
Corporate
                                      ----------       ------------      ------------
    Total                             $5,392,000       $270,436,000      $105,496,000
                                      ==========       ============      ============


1997
----

Title Insurance                                        $238,141,000      $  2,151,000
Real Estate Information                                   9,238,000        55,691,000
Home Warranty                          5,316,000          3,357,000        26,582,000
Consumer Risk
Trust and Banking                                            90,000
Corporate
                                      -----------      ------------      ------------
    Total                             $ 5,316,000      $250,826,000      $ 84,424,000
                                      ===========      ============      ============

                                                                    SCHEDULE III
                                                                       2 OF 2

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                           INCOME STATEMENT CAPTIONS

      Column A               Column F         Column G        Column H         Column I        Column J
      --------            --------------    ------------    -------------    ------------    -------------
                                                                             Amortization
                                                                             of Deferred
                                                Net                             Policy           Other
                            Operating        Investment         Loss         Acquisition       Operating
       Segment               Revenues          Income         Provision         Costs          Expenses
       -------            --------------    ------------    -------------    ------------    -------------
1998
----

Title Insurance           $2,063,217,000     $23,889,000     $ 68,697,000                     $307,055,000
Real Estate Information      598,832,000       2,581,000       17,428,000                      251,376,000
Home Warranty                 58,204,000       4,816,000       32,686,000       1,375,000        2,351,000
Consumer Risk                 57,186,000         222,000                                        25,481,000
Trust and Banking             24,751,000                          (48,000)                       9,270,000
Corporate                                     43,630,000                                        14,424,000
                          --------------     -----------     ------------      ----------     ------------
    Total                 $2,802,190,000     $75,138,000     $118,763,000      $1,375,000     $609,957,000
                          ==============     ===========     ============      ==========     ============

1997
----

Title Insurance           $1,461,967,000     $21,026,000     $ 52,924,000                     $247,579,000
Real Estate Information      311,838,000        (293,000)       9,874,000                      132,927,000
Home Warranty                 46,859,000       4,146,000       27,338,000         562,000        1,509,000
Consumer Risk                 40,995,000          73,000                                        19,795,000
Trust and Banking             20,007,000                          187,000                        8,093,000
Corporate                                      2,304,000                                        10,591,000
                          --------------     -----------     ------------      ----------     ------------
    Total                 $1,881,666,000     $27,256,000     $ 90,323,000      $  562,000     $420,494,000
                          ==============     ===========     ============      ==========     ============

1996
----

Title Insurance           $1,268,233,000     $20,714,000     $ 58,909,000                     $216,091,000
Real Estate Information      239,434,000         998,000        4,453,000                       83,489,000
Home Warranty                 38,351,000       3,576,000       23,055,000         665,000          658,000
Consumer Risk                 24,038,000          67,000                                        14,576,000
Trust and Banking             17,839,000                           70,000                        6,982,000
Corporate                                      1,043,000                                         7,064,000
                          --------------     -----------     ------------      ----------     ------------
    Total                 $1,587,895,000     $26,398,000     $ 86,487,000      $  665,000     $328,860,000
                          ==============     ===========     ============      ==========     ============

                                                                     SCHEDULE IV
                                                                        1 OF 1

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                                  REINSURANCE

                 Title insurance                                                     Percentage
                    operating       Ceded to       Assumed     Title insurance       of amount
                 revenues before      other      from other       operating          assumed to
Segment            reinsurance      companies     companies       revenues       operating revenues
-------          ---------------   -----------   -----------   ---------------   ------------------
1998              $2,062,679,000    $4,151,000    $4,689,000    $2,063,217,000           0.2%
                  ==============    ==========    ==========    ==============           ====
1997              $1,461,551,000    $3,609,000    $4,025,000    $1,461,967,000           0.3%
                  ==============    ==========    ==========    ==============           ====
1996              $1,267,309,000    $2,094,000    $3,018,000    $1,268,233,000           0.2%
                  ==============    ==========    ==========    ==============           ====

                                                                      SCHEDULE V
                                                                        1 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 1998

        Column A                Column B                Column C                    Column D         Column E
------------------------     -------------    -----------------------------       ------------     -------------
                                                        Additions
                                              -----------------------------
                              Balance at       Charged to        Charged           Deductions         Balance
                               beginning        costs and        to other             from            at end
     Description               of period        expenses         accounts           reserve          of period
------------------------     -------------    -------------    ------------       ------------     -------------
Reserve deducted from
  accounts receivable:
    Registrant - None
    Consolidated              $  7,602,000     $ 11,095,000                       $ 7,982,000(A)   $ 10,715,000
                              ============     ============                       ===========      ============
Reserve for title losses
  and other claims:
    Registrant - None
    Consolidated              $250,826,000     $118,763,000     $(3,596,000)(B)   $95,557,000(C)   $270,436,000
                              ============     ============     ===========       ===========      ============
Reserve deducted from
  loans receivable:
    Registrant - None
    Consolidated              $  1,185,000     $    159,000                       $   194,000(A)   $  1,150,000
                              ============     ============                       ===========      ============
Reserve deducted from
  assets acquired in
  connection with
  claim settlements:
    Registrant - None
    Consolidated              $ 11,135,000                      $ 3,951,000       $ 2,830,000(D)   $ 12,256,000
                              ============                      ===========       ===========      ============
Reserve deducted from
  other assets:
    Registrant - None
    Consolidated              $  1,807,000     $    263,000                       $   136,000(D)   $  1,934,000
                              ============     ============                       ===========      ============

Note A - Amount represents accounts written off, net of recoveries.
Note B - Amount represents $355,000 in purchase accounting adjustments, net of a reclassification of $3,951,000 to the reserve for assets acquired in connection with claim settlements.
Note C - Amount represents claim payments, net of recoveries.
Note D - Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E - Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

                                                                      SCHEDULE V
                                                                        2 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 1997

     Column A                      Column B                    Column C                         Column D             Column E
---------------------------      -------------      --------------------------------          ------------         -------------
                                                               Additions
                                                    --------------------------------
                                  Balance at         Charged to           Charged              Deductions             Balance
                                   beginning          costs and           to other                from                at end
     Description                   of period          expenses            accounts              reserve              of period
---------------------------      -------------      -------------       ------------          ------------         -------------
Reserve deducted from
  accounts receivable:
    Registrant - None
    Consolidated                 $  5,351,000       $ 4,510,000                               $ 2,259,000(A)      $  7,602,000
                                 ============       ===========                               ===========         ============
Reserve for title losses
  and other claims:
    Registrant - None
    Consolidated                 $245,245,000       $90,323,000         $(4,633,000)(B)       $80,109,000(C)      $250,826,000
                                 ============       ===========         ===========           ===========         ============
Reserve deducted from
  loans receivable:
    Registrant - None
    Consolidated                 $  1,050,000       $   243,000                               $   108,000(A)      $  1,185,000
                                 ============       ===========                               ===========         ============
Reserve deducted from
  assets acquired in
  connection with
  claim settlements:
    Registrant - None
    Consolidated                 $ 10,278,000                           $ 4,678,000           $ 3,821,000(D)      $ 11,135,000
                                 ============                           ===========           ===========         ============
Reserve deducted from
  deferred income taxes:
    Registrant - None
    Consolidated                 $    438,000                                                 $   438,000(E)
                                 ============                                                 ===========
Reserve deducted from
  other assets:
    Registrant - None
    Consolidated                 $  1,387,000       $   640,000                               $   220,000(D)      $  1,807,000
                                 ============       ===========                               ===========         ============

Note A - Amount represents accounts written off, net of recoveries.
Note B - Amount represents $45,000 in purchase accounting adjustments, net of a reclassification of $4,678,000 to the reserve for assets acquired in connection with claim settlements.
Note C - Amount represents claim payments, net of recoveries.
Note D - Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E - Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

                                                                      SCHEDULE V
                                                                        3 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 1996

     Column A                       Column B                     Column C                       Column D             Column E
---------------------------      --------------      -------------------------------          ------------         ------------
                                                                 Additions
                                                     -------------------------------
                                   Balance at         Charged to          Charged              Deductions            Balance
                                   beginning          costs and           to other                from              at end of
     Description                   of period           expenses           accounts              reserve               period
---------------------------        ------------      ------------       ------------          ------------         ------------
Reserve deducted from
  accounts receivable:
    Registrant - None
    Consolidated                   $  5,970,000       $ 4,386,000                              $ 5,005,000(A)      $  5,351,000
                                   ============       ===========                              ===========         ============
Reserve for title losses
  and other claims:
    Registrant - None
    Consolidated                   $238,161,000       $86,487,000        $(4,915,000)(B)       $74,488,000(C)      $245,245,000
                                   ============       ===========        ===========           ===========         ============
Reserve deducted from
  loans receivable:
    Registrant - None
    Consolidated                   $  1,344,000       $   433,000                              $   727,000(A)      $  1,050,000
                                   ============       ===========                              ===========         ============
Reserve deducted from
  other investments:
    Registrant - None
    Consolidated                   $    353,000                                                $   353,000(D)
                                   ============                                                ===========
Reserve deducted from
  assets acquired in
  connection with
  claim settlements:
    Registrant - None
    Consolidated                   $ 11,246,000                          $ 4,948,000           $ 5,916,000(D)      $ 10,278,000
                                   ============                          ===========           ===========         ============
Reserve deducted from
  deferred income taxes:
    Registrant - None
    Consolidated                   $    856,000                                                $   418,000(E)      $    438,000
                                   ============                                                ===========         ============
Reserve deducted from
  other assets:
    Registrant - None
    Consolidated                   $  1,420,000       $     2,000                              $    35,000(D)      $  1,387,000
                                   ============       ===========                              ===========         ============

Note A - Amount represents accounts written off, net of recoveries.
Note B - Amount represents $33,000 in purchase accounting adjustments, net of a reclassification of $4,948,000 to the reserve for assets acquired in connection with claim settlements.
Note C - Amount represents claim payments, net of recoveries.
Note D - Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.
Note E - Amount represents elimination of reserve in connection with the expiration of the related temporary differences.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     None

                                    PART III
                                    --------

     The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners," "Election of Directors," "Transactions with Management and Others," "Security Ownership of Management," "Executive Compensation," "Report of the Compensation Committee on Executive Compensation," "Comparative Cumulative Total Return to Shareholders," "Executive Officers" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after close of Registrant's fiscal year.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.+
          -----------------------------------------------------------------

    (a) 1.& 2. Financial Statements and Financial Statement Schedules

               The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 17 in Item 8 of Part II of this report.

            3. Exhibits (Each management contract or compensatory plan or arrangement in which any director or named executive officer of The First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. (S)229.402(a)(3)),
               participates that is included among the exhibits listed below is identified by an asterisk (*).)

               (2) Agreement and Plan of Merger, dated as of November 17, 1998, among The First American Financial Corporation, National Insurance Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National Information Group on November 25, 1998.

               (3)(a) Restated Articles of Incorporation of The First American
                      Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998 to the Company's Registration Statement No. 333-53681 on Form S-4.

               (3)(b) Bylaws of The First American Financial Corporation, as
                      amended.

               (4)(a) Rights Agreement, dated as of October 23, 1997,
                      incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

               (4)(b) Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

               (4)(c) Form of New 8.50% Junior Subordinated Deferrable Interest
                      Debenture, incorporated by reference herein from Exhibit
                      4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

               (4)(d) Certificate of Trust of First American Capital Trust I,
                      incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

               (4)(e) Amended and Restated Declaration of Trust of First
                      American Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

               (4)(f) Form of New 8.50% Capital Security (Liquidation Amount
                      $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

               (4)(g) Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

            (4)(h) Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

          *(10)(d) Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan.

          *(10)(e) Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

          *(10)(f) Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan.

          *(10)(g) Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(e) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

          *(10)(h) 1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

          *(10)(i) Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan.

          *(10)(j) Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan.

          *(10)(k)  Amendment No. 3, dated July 7, 1998, to 1996 Stock Option
                    Plan.

          *(10)(l) 1997 Directors' Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

          *(10)(m) Amendment No. 1 to 1997 Directors' Stock Plan dated February 26, 1998.

          *(10)(n) Amendment No. 2 to 1997 Directors' Stock Plan dated July 7, 1998.

           (10)(o) Registration Rights Agreement, dated April 22, 1997, incorporated by reference herein from Exhibit (10.1) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

           (10)(p) The First American Financial Corporation Deferred Compensation Plan dated October 1, 1997.

           (10)(q) The First American Financial Corporation Deferred Compensation Plan Trust

                    Agreement dated as of October 1, 1997.

            (10)(r) Contribution and Joint Venture Agreement By and Among The
                    First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

            (10)(s) Operating Agreement for First American Real Estate
                    Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

            (10)(t) Data License Agreement dated November 30, 1997,
                    incorporated by reference herein from Exhibit (10)(d) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

            (10)(u) Experian Transition Agreement dated as of  November 30,
                    1997, incorporated by reference herein from Exhibit (10)(f) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

            (10)(v) Reseller Services Agreement dated as of November 30,
                    1997, incorporated by reference herein from Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

            (10)(w) Amendment to Reseller Services Agreement For Resales to
                    Consumers dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

            (10)(x) Trademark License Agreement, dated as of  November 30,
                    1997, incorporated by reference herein from Exhibit (10)(i) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

            (10)(Y) Amended and Restated Credit Agreement dated as of July 29,
                    1997, incorporated by reference herein from Exhibit (4.4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

            (10)(Z) Amendment No.1 dated as of November 10, 1997, to Amended and
                    Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.1) of Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

            (21)    Subsidiaries of the registrant.

            (23)    Consent of Independent Accountants.

            (27)    Financial Data Schedule.

 (b)  Reports on Form 8-K

      During the last quarter of the period covered by this report, the Company filed a current report on Form 8-K dated October 22, 1998, reporting on certain information and issues involving the "Year 2000 Problem."

  + An instrument defining the rights of security holders has been omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The Company agrees to furnish a copy of this instrument to the SEC upon request.

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

Date:  March 18, 1999
       --------------------------------------------------------------------

By:    /S/ THOMAS A. KLEMENS
       --------------------------------------------------------------------
       Thomas A. Klemens, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  March 18, 1999
       --------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:    /S/ D.P. KENNEDY                  By:
       -------------------------------          -------------------------------
       D.P. Kennedy                             Paul B. Fay, Jr., Director
       Chairman and Director
Date:  March 18, 1999                    Date:
       -------------------------------          -------------------------------

By:    /S/ PARKER S. KENNEDY             By:    /S/ ANTHONY R. MOISO
       -------------------------------          -------------------------------
       Parker S. Kennedy,                       Anthony R. Moiso, Director
       President and Director
Date:  March 18, 1999                    Date:  March 18, 1999
       -------------------------------          -------------------------------

By:    /S/ THOMAS A. KLEMENS             By:
       -------------------------------          -------------------------------
       Thomas A. Klemens                        Frank O'Bryan, Director
       Executive Vice President,
       Chief Financial Officer
Date:  March 18, 1999                    Date:
       -------------------------------          -------------------------------

By:                                      By:    /S/ ROSLYN B. PAYNE
       -------------------------------          -------------------------------
       George L. Argyros, Director              Roslyn B. Payne, Director
Date:                                    Date:  March 18, 1999
       -------------------------------          -------------------------------

By:                                      By:
       -------------------------------          -------------------------------
       Gary J. Beban, Director                  D. Van Skilling, Director
Date:                                    Date:
       -------------------------------          -------------------------------

By:    /S/ J. DAVID CHATHAM              By:    /S/ VIRGINIA UEBERROTH
       -------------------------------          -------------------------------
       J. David Chatham, Director               Virginia Ueberroth, Director
Date:  March 18, 1999                    Date:  March 18, 1999
       -------------------------------          -------------------------------

By:    /S/ WILLIAM G. DAVIS
       -------------------------------          -------------------------------
       William G. Davis, Director
Date:  March 18, 1999
       -------------------------------          -------------------------------

By:    /S/ JAMES L. DOTI
       -------------------------------          -------------------------------
       James L. Doti, Director
Date:  March 18, 1999
       -------------------------------          -------------------------------

By:    /S/ LEWIS W. DOUGLAS, JR.
       -------------------------------          -------------------------------
       Lewis W. Douglas, Jr., Director
Date:  March 18, 1999
       -------------------------------          -------------------------------

                                 EXHIBIT INDEX

                                                                Sequentially
Exhibit No.    Description                                      Numbered Page
-----------    -----------                                      -------------

(2) Agreement and Plan of Merger, dated as of November 17, 1998, among The First American Financial Corporation, National Insurance Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National Information Group on November 25, 1998.

(3)(a) Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from
               Exhibit 3.1 of Amendment No. 1, dated July 28, 1998 to the Company's Registration Statement No. 333-53681 on Form S-4.

(3)(b)         Bylaws of The First American Financial
               Corporation, as amended.

(4)(a) Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated
               November 7, 1997.

(4)(b)         Junior Subordinated Indenture, dated as of
               April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997.

(4)(c)         Form of New 8.50% Junior Subordinated Deferrable
               Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration
               Statement No. 333-35945 on Form S-4 dated
               September 18, 1997.

(4)(d) Certificate of Trust of First American Capital Trust I, incorporated by reference herein from
               Exhibit 4.3 of Registration Statement No.
               333-35945 on Form S-4 dated September 18, 1997.

(4)(e)         Amended and Restated Declaration of Trust of
               First American Capital Trust I dated as of
               April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(f)         Form of New 8.50% Capital Security (Liquidation
               Amount $1,000 per Capital Security),
               incorporated by reference herein from Exhibit
               4.6 of Registration Statement No. 333-35945 on
               Form S-4 dated September 18, 1997.

(4)(g) Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(h) Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit
               (4) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

*(10)(d)       Amendment No. 3, dated July 7, 1998, to
               Executive Supplemental Benefit Plan.

*(10)(e)       Management Supplemental Benefit Plan dated
               July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

*(10)(f)       Amendment No. 1, dated July 7, 1998, to
               Management Supplemental Benefit Plan.

*(10)(g)       Pension Restoration Plan (effective as of
               January 1, 1994), incorporated by reference herein from Exhibit (10)(e) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(h)       1996 Stock Option Plan, incorporated by
               reference herein from Exhibit 4 of Registration
               Statement No. 333-19065 on Form S-8 dated
               December 30, 1996.

*(10)(i)       Amendment No. 1, dated February 26, 1998, to
               1996 Stock Option Plan.

*(10)(j)       Amendment No. 2, dated June 22, 1998, to 1996
               Stock Option Plan.

*(10)(k)       Amendment No. 3, dated July 7, 1998, to 1996
               Stock Option Plan.

*(10)(l) 1997 Directors' Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form
               S-8 dated December 11, 1997.

*(10)(m) Amendment No. 1 to 1997 Directors' Stock Plan dated February 26, 1998.

*(10)(n) Amendment No. 2 to 1997 Directors' Stock Plan dated July 7, 1998.

(10)(o)        Registration Rights Agreement, dated April 22,
               1997, incorporated by reference herein from Exhibit (10.1) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)(p)        The First American Financial Corporation
               Deferred Compensation Plan dated October 1,
               1997.

(10)(q)        The First American Financial Corporation
               Deferred Compensation Plan Trust Agreement dated as of October 1, 1997.

(10)(r) Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(s) Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(t)        Data License Agreement dated November 30,
               1997, incorporated by reference herein from Exhibit (10)(d) of the Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1998.

(10)(u)        Experian Transition Agreement dated as of
               November 30, 1997, incorporated by reference herein from Exhibit (10)(f) of the Quarterly
               Report on Form 10-Q for the quarter ended
               March 31, 1998.

(10)(v)        Reseller Services Agreement dated as of
               November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of the Quarterly
               Report on Form 10-Q for the quarter ended
               March 31, 1998.

(10)(w) Amendment to Reseller Services Agreement For Resales to Consumers dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of the Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1998.

(10)(x)        Trademark License Agreement, dated as of
               November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of the Quarterly
               Report on Form 10-Q for the quarter ended March
               31, 1998.

(10)(y) Amendment and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.4) of Quarterly Report on Form 10-
               Q for the quarter ended June 30, 1997.

(10)(Z) Amendment No.1 dated as of November 10, 1997 to Amended and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.1) of Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(21)           Subsidiaries of the registrant.

(23)           Consent of Independent Accountants.

(27)           Financial Data Schedule.