Form 10-Q
period 1999-03-31
FIRST AMERICAN FINANCIAL CORP
filed 1999-05-13
CIK 36047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended   March 31, 1999
                                                 --------------

                                      OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________


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


                                 (714)558-3211
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)



     ---------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

Yes [_]  No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  61,748,280 as of May 10, 1999

                         INFORMATION INCLUDED IN REPORT
                         ------------------------------


Part I:  Financial Information
Item 1.  Financial Statements
         A.  Condensed Consolidated Balance Sheets
         B.  Condensed Consolidated Statements of Income
         C.  Condensed Consolidated Statements of Cash Flows
         D.  Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Part II: Other Information
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
         Items 1-3, and 5 have been omitted because they are not applicable with respect to the current reporting period.



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


Date:  May 13, 1999

Part I:    Financial Information
           ---------------------

Item 1.    Financial Statements
           --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                                  March 31, 1999    December 31, 1998
                                                                  --------------    -----------------
Assets
  Cash and cash equivalents                                       $  306,651,000      $  375,440,000
                                                                  --------------    ----------------
  Accounts and accrued income receivable, net                        209,731,000         191,122,000
                                                                  --------------    ----------------
 Investments:
    Deposits with savings and loan associations and banks             20,529,000          32,974,000
    Debt securities                                                  231,005,000         227,685,000
    Equity securities                                                 29,496,000          27,338,000
    Other long-term investments                                       73,196,000          63,244,000
                                                                  --------------    ----------------
                                                                     354,226,000         351,241,000
                                                                  --------------    ----------------
  Loans receivable                                                    74,679,000          72,035,000
                                                                  --------------    ----------------
  Property and equipment, at cost                                    527,411,000         480,053,000
  Less- accumulated depreciation                                    (178,300,000)       (166,414,000
                                                                  --------------    ----------------
                                                                     349,111,000         313,639,000
                                                                  --------------    ----------------
  Title plants and other indexes                                     220,045,000         216,711,000
                                                                  --------------    ----------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $10,127,000 and $11,135,000)         16,668,000          17,051,000
                                                                  --------------    ----------------
  Deferred income taxes                                               17,677,000          12,859,000
                                                                  --------------    ----------------
  Goodwill and other intangibles, net                                174,639,000         171,790,000
                                                                  --------------    ----------------
 Other assets                                                         78,947,000          62,902,000
                                                                  --------------    ----------------
                                                                  $1,802,374,000      $1,784,790,000
                                                                  ==============    ================
 Liabilities and Stockholders' Equity
  Demand deposits                                                 $   68,946,000      $   67,404,000
                                                                  --------------    ----------------
  Accounts payable and accrued liabilities                           220,631,000         256,707,000
                                                                  --------------    ----------------
  Deferred revenue                                                   125,108,000         105,496,000
                                                                  --------------    ----------------
  Reserve for known and incurred but not reported claims             260,291,000         270,436,000
                                                                  --------------    ----------------
  Income taxes payable                                                25,468,000          22,734,000
                                                                  --------------    ----------------
  Notes and contracts payable                                        126,001,000         130,193,000
                                                                  --------------    ----------------
  Minority interests in consolidated subsidiaries                     98,616,000          99,905,000
                                                                  --------------    ----------------
  Mandatorily redeemable preferred securities of
     the Company's subsidiary trust whose sole assets
     are the Company's $100,000,000 8.5% deferrable
     interest subordinated notes due 2012                            100,000,000         100,000,000
                                                                  --------------    ----------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 108,000,000 shares
      Outstanding - 61,345,000 and 60,332,000 shares                  61,345,000          60,332,000
    Additional paid-in capital                                       152,742,000         129,664,000
    Retained earnings                                                555,492,000         534,297,000
    Accumulated other comprehensive income                             7,734,000           7,622,000
                                                                  --------------    ----------------
                                                                     777,313,000         731,915,000
                                                                  --------------    ----------------
                                                                  $1,802,374,000      $1,784,790,000
                                                                  ==============    ================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                  For the Three Months Ended
                                                           March 31
                                                 ----------------------------
                                                    1999            1998
                                                 ------------    ------------
Revenues
  Operating revenues                             $695,545,000    $568,802,000
  Investment and other income                      11,381,000      43,435,000
                                                 ------------    ------------
                                                  706,926,000     612,237,000
                                                 ------------    ------------
Expenses
  Salaries and other personnel costs              246,841,000     202,846,000
  Premiums retained by agents                     210,568,000     140,045,000
  Other operating expenses                        152,065,000     138,587,000
  Provision for title losses and other             25,770,000      27,328,000
   claims
  Depreciation and amortization                    16,574,000      13,809,000
  Premium taxes                                     5,211,000       4,154,000
  Interest                                          4,532,000       3,582,000
                                                 ------------    ------------
                                                  661,561,000     530,351,000
                                                 ------------    ------------
Income before income taxes and
  minority interests                               45,365,000      81,886,000
Income taxes                                       15,400,000      29,400,000
                                                 ------------    ------------
Income before minority interests                   29,965,000      52,486,000
Minority interests                                  5,088,000       7,753,000
                                                 ------------    ------------
Net income                                         24,877,000      44,733,000
                                                 ------------    ------------
Other comprehensive income (loss), net of tax:
   Unrealized gain on securities                      362,000         400,000
   Minimum pension liability adjustment              (250,000)
                                                 ------------    ------------
                                                      112,000         400,000
                                                 ------------    ------------
Comprehensive income                             $ 24,989,000    $ 45,133,000
                                                 ============    ============
Net income per share:
  Basic                                                 $0.41           $0.82
                                                 ============    ============
  Diluted                                               $0.40           $0.79
                                                 ============    ============
Cash dividends per share                                 $.06            $.05
                                                 ============    ============
Weighted average number of shares:
  Basic                                            60,590,000      54,760,000
                                                 ============    ============
  Diluted                                          62,907,000      56,578,000
                                                 ============    ============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                     For the Three Months Ended
                                                               March 31
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 24,877,000  $ 44,733,000
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities-
      Provision for title losses and other claims      25,770,000    27,328,000
      Depreciation and amortization                    16,574,000    13,809,000
      Minority interests in net income                  5,088,000     7,753,000
      Investment gain                                               (32,449,000)
      Other, net                                          297,000    (2,287,000)
  Changes in assets and liabilities excluding
   effects of company acquisitions and noncash
   transactions-
      Claims paid, including assets acquired,
       net of recoveries                              (25,800,000)  (24,336,000)
      Net change in income tax accounts                (6,553,000)   28,829,000
      Increase in accounts and accrued income
       receivable                                     (19,296,000)  (25,877,000)
      (Decrease) increase  in accounts payable and
       accrued liabilities                            (39,885,000)   15,909,000
      Increase (decrease) in deferred revenue          19,612,000    (5,954,000)
      Other, net                                      (10,956,000)    5,495,000
                                                     ------------  ------------
  Cash (used for) provided by operating activities    (10,272,000)   52,953,000
                                                     ------------  ------------
Cash flows from investing activities:
  Net cash effect of company acquisitions/
   dispositions                                        (6,528,000)   (3,396,000)
  Net decrease in deposits with banks                  12,445,000     2,601,000
  Net increase in loans receivable                     (2,644,000)   (3,195,000)
  Purchases of debt and equity securities             (10,674,000)  (15,625,000)
  Proceeds from sales of debt and equity securities     2,562,000    14,679,000
  Proceeds from maturities of debt securities           1,950,000     5,594,000
  Net decrease in other investments                       595,000     1,001,000
  Capital expenditures                                (53,761,000)  (21,548,000)
  Proceeds from sale of property and equipment             69,000       204,000
                                                     ------------  ------------
  Cash used for investing activities                  (55,986,000)  (19,685,000)
                                                     ------------  ------------
Cash flows from financing activities:
  Net change in demand deposits                         1,542,000      (482,000)
  Repayment of debt                                    (4,191,000)   (4,659,000)
  Proceeds from excercise of stock options                170,000       700,000
  Proceeds from issuance of stock to employee
   savings plan                                         4,679,000     4,096,000
  Distributions to minority shareholders               (1,049,000)
  Cash dividends                                       (3,682,000)   (2,987,000)
                                                     ------------  ------------
  Cash used for financing activities                   (2,531,000)   (2,987,000)
                                                     ------------  ------------
Net (decrease) increase in cash and cash
 equivalents                                          (68,789,000)   30,281,000
Cash and cash equivalents  - Beginning of year        375,440,000   181,531,000
                                                     ------------  ------------
                           - End of first quarter    $306,651,000  $211,812,000
                                                     ============  ============
Supplemental information:
  Cash paid during the first quarter for:
   Interest                                          $    366,000  $  1,132,000
    Premium taxes                                    $  9,448,000  $  4,223,000
    Income taxes                                     $ 23,583,000  $  5,097,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan               $  3,287,000  $  2,623,000
    Liabilities incurred in connection with
     company acquisitions                            $  2,580,000  $ 66,078,000
    Company acquisitions in exchange for
     common stock                                    $ 15,955,000  $  1,462,000

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All consolidated results have been restated to reflect the 1998 acquisitions accounted for under the pooling-of-interests method of accounting. Certain 1998 interim amounts have been reclassified to conform with the 1999 presentation.

Note 2 - Revenue Recognition Accounting Policy
----------------------------------------------

Effective January 1, 1999, the Company implemented a change to the accounting policy for tax service contracts. The new accounting policy was adopted prospectively and applies to all new loans serviced beginning January 1, 1999. The new policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The resulting rates by year (starting with year one) are 32%, 24%, 14%, 9%, 7%, 5%, 4%, 2%, 2% and 1%. The Company periodically reviews its tax service contract portfolio to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments; accordingly, the Company may adjust the rates to reflect current trends. Adoption of this new policy resulted in an after tax earnings decrease of $7.4 million, or $0.12 per diluted share, for the first quarter 1999.

Note 3 - Business Combination
-----------------------------

During the three months ended March 31, 1999, the Company acquired three companies accounted for under the purchase method of accounting. These acquisitions, individually, and in the aggregate, were not material.

In November 1998 the Company entered into a definitive merger agreement with National Information Group (NAIG). Under the terms of the agreement, which the boards of directors of both companies unanimously approved, the NAIG shareholders will receive .67 of a share of the Company's common stock for each NAIG common share they own. In the merger, the Company expects to issue approximately 3.2 million shares of its common stock. This business combination will be accounted for under the pooling of interests method of accounting and is expected to close by the end of May 1999. NAIG provides insurance tracking services for mortgage and auto lenders and auto leasing companies. NAIG also provides outsourcing services, lender-placed insurance products, flood zone determinations and real estate tax services.

Note 4 - New Accounting Pronouncements
--------------------------------------

Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software. The adoption of SOP 98-1 did not have a material effect on the Company's financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Any statements in this document looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; general volatility in the capital markets; the demand for and the acceptance of the Company's products; changes in applicable government regulations; consolidation among the Company's customers; and contingencies associated with the Year 2000 issue. The Company's actual results, performance or achievement could differ materially from those expressed in or implied by forward looking statements, and, accordingly, no assurances can be given that any of the events anticipated by the forward looking statements will transpire or occur or, if any of them do so, what impact they will have on the results of operations and financial condition of the Company.

RESULTS OF OPERATIONS

Three months ended March 31:

OVERVIEW

Low mortgage interest rates and high consumer confidence, coupled with the particularly strong California real estate market, resulted in strong revenues and net income for the Company in the first quarter 1998. These conditions continued throughout 1998 and into 1999, resulting in record-setting first quarter revenues for the first quarter 1999. However, first quarter 1999 operating results were impacted by the previously announced change to the revenue recognition policy for tax service contracts. This change, which became effective January 1, 1999, on a prospective basis, resulted in an after tax earnings decrease of $7.4 million, or 12 cents per diluted share. The new policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. Although this accounting change will cause a reduction in tax service revenues and earnings recognized in the early years of each tax service contract, the Company anticipates that commencing in the second year following adoption, this method will begin to reduce the volatility in reported financial results arising from the inherent cyclicality of the Company's tax service business. Net income and net income per diluted share for the first quarter 1999 was $24.9 million and $0.40, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                                  Three Months Ended
                                                       March 31
                                    -------------------------------------------
(in thousands, except percent)
                                       1999         %         1998         %
                                    ---------   --------   ----------   -------
Title Insurance:
  Direct operations                  $260,323         37     $225,719        40
  Agency operations                   260,661         38      176,536        31
                                    ---------   --------   ----------   -------
                                      520,984         75      402,255        71
                                    ---------   --------   ----------   -------
Real Estate Information               136,738         20      134,320        24
Home Warranty                          15,224          2       13,173         2
Consumer Risk                          15,770          2       13,228         2
Trust and Banking                       6,829          1        5,826         1
                                    ---------   --------   ----------   -------
  Total                              $695,545        100     $568,802       100
                                    =========   ========   ==========   =======

Title Insurance. Operating revenues from direct title operations increased 15.3% when compared with the same period of the prior year. This increase was primarily attributable to an increase in the number of title orders closed by the Company's direct operations as well as an increase in the average revenues per order closed. The Company's direct operations closed 295,100 title orders during the current quarter, an increase of 13.2% when compared with 260,600 title orders closed during the same period of the prior year. This increase was primarily due to the factors mentioned above, in particular, the strong real estate market in California, a state heavily concentrated with direct operations, as well as an increase in the Company's national market share. The average revenues per order closed were $882 for the current three month period, as compared with $866 for the same period of the prior year. This increase was primarily due to appreciating residential real estate values. Operating revenues from agency operations increased 47.7% when compared with the same period of the prior year. This increase was primarily due to the high volume of orders processed by agents during the fourth quarter of 1998 and not reported to the Company until the current quarter, as well as the same factors affecting direct operations mentioned above.

Real Estate Information. Real estate information operating revenues increased 1.8% when compared with the same period of the prior year. This increase was primarily attributable to the same economic factors affecting title insurance mentioned above, as well as $7.4 million of operating revenues contributed by new acquisitions, offset in part by a $15.0 million decrease in tax service operating revenues attributable to the change in revenue recognition policy. This amount will be recognized as revenues over the expected service period of the tax service contracts.

Home Warranty. Home warranty operating revenues increased 15.6% when compared with the same period of the prior year. This increase was primarily attributable to improvements in the residential resale markets in which this business segment operates.

Consumer Risk. Consumer risk management operating revenues increased 19.2% when compared with the same period of the prior year. This increase was primarily attributable to an increased awareness and acceptance of this business segment's products, as well as increased market share.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $11.4 million and $43.4 million for the
first quarter 1999 and 1998, respectively.   This decrease was primarily
attributable to an investment gain of $32.4 million recognized in the first quarter 1998 relating to the joint venture agreement with Experian.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $177.0 million, an increase of 22.1% when compared with the same period of the prior year. This increase was primarily due to costs incurred processing and closing the high number of orders opened during the latter part of the fourth quarter 1998 and the first quarter 1999 as well as $5.4 million of costs associated with new acquisitions. Agents retained $210.6 million, or 80.8%, and $140.0 million, or 79.3%, of the title premiums generated by agency operations for the first quarter 1999 and 1998, respectively. The percentage of title premiums retained by agents varies from region to region. Accordingly, the geographical mix of revenues from agency operations accounts for the variation in the percentage amount of title premiums retained by agents.

Other operating expenses were $76.0 million, an increase of 11.8% when compared with the same period of the prior year. This increase was primarily attributable to the impact of certain incremental costs associated with processing the high title order volume, as well as marginal price level increases.

The provision for title losses as a percentage of title insurance operating revenues was 3.0% for the current period and 3.9% for the same period of the prior year. The decrease in loss percentage was due to an improvement in the Company's claims experience.

Premium taxes for title insurance were $5.0 million for the current quarter and $4.0 million for the same quarter of the prior year. Expressed as a percentage of title insurance operating revenues, premium taxes were 1.0% for both periods.

Real Estate Information. Real estate information personnel and other operating expenses were $118.3 million, an increase of 15.5% when compared with the same period of the prior year. This increase was primarily due to $5.4 million of costs associated with new acquisitions, costs incurred servicing the increased business volume and slightly higher overhead costs attributable to the integration of the new acquisitions.

Home Warranty. Home warranty personnel and other operating expenses were $5.1 million, an increase of 22.8% when compared with the same period of the prior year. This increase was primarily attributable to costs incurred servicing the increased business volume as well as increased expansion costs. The provision for home warranty losses expressed as a percentage of home warranty operating revenues was 47.9% and 51.4% for the first quarter 1999 and 1998, respectively. The decrease in loss ratio was primarily due to a decrease in the average number of claims per contract.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                          Three Months Ended
                                                March 31
                           ---------------------------------------------------
(in thousands, except percent)
                             1999           %            1998            %
                           --------      --------      --------      ---------
Title Insurance            $ 35,161            65      $ 30,261             52
Real Estate Information       9,773            18        20,873             36
Home Warranty                 3,736             7         3,026              5
Consumer Risk                 3,282             6         2,430              4
Trust and Banking             2,212             4         1,588              3
                           --------      --------      --------      ---------
  Total before corporate     54,164           100        58,178            100
                                         ========                    =========
Corporate                    (8,799)                     23,708
                           --------                    --------
   Total                   $ 45,365                    $ 81,886
                           ========                    ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increase. As previously noted, real estate information pretax profits for the first quarter 1999 were adversely impacted by the change to the revenue recognition policy for tax service contracts. Included in Corporate for the first quarter 1998 was an investment gain of $32.4 million relating to the joint venture with Experian.

INCOME TAXES

The effective income tax rate was 33.9% for the current quarter and 35.9% for the same period of the prior year. The decrease in effective rate was primarily attributable to a decrease in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries contribution to pretax profits.

MINORITY INTERESTS

Minority interest expense was $5.1 million and $7.8 million for the first quarter 1999 and 1998, respectively. This decrease was primarily attributable to a decline in the operating results of the Company's joint venture with Experian. The decline in operating results of the joint venture was primarily due to the change in revenue recognition policy for tax service contracts.

NET INCOME

Net income for the current quarter was $24.9 million, or $0.40 per diluted share, compared with net income of $44.7 million, or $0.79 per diluted share, for the same period of the prior year. The net income for the prior year period included an investment gain of $19.6 million, or $0.35 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $68.8 million for the three months ended March 31, 1999, and increased $30.3 million for the same period of the prior year. The decrease for the current period was primarily due to cash used for operating activities, capital expenditures and purchases of debt and equity securities. The increase for the prior year period was primarily attributable to cash generated by operating activities, offset in part by capital expenditures and repayment of debt.

Notes and contracts payable as a percentage of total capitalization decreased to 11.4% at March 31, 1999, from 12.3% at December 31, 1998. The decrease was primarily attributable to net income for the period as well as increased stockholders' equity resulting from the issuance of common stock in connection with Company acquisitions.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds.

Year 2000 Issue Update
----------------------

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

     Substantially all of the phases of the plan, with the exception of the implementation phase, have been completed. The implementation phase is expected to be completed by June 30, 1999. However, all of the phases of the plan must be revisited each time the Company acquires a new business. Accordingly, all phases of the plan are still active.

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

Costs for the year 2000 problem - To date the Company has spent approximately $17.2 million in implementing the Year 2000 plan. The Company expects to incur an additional $10 million to $20 million in completing the Year 2000 plan.
About half the costs will be for hardware and software replacement and about half will be for labor. The costs for hardware and software will be capitalized and amortized over their estimated useful lives. Labor costs will be expensed as incurred. Year 2000 plan costs are being funded through operating cash flow.

Contingency plans - Contingency plans for unexpected systems failures as a result of the Year 2000 problem have been completed by approximately 90% of the Company's business units.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

There have been no material changes in the Company's risk since filing its Form 10K for the year ended December 31, 1998.

Part II:  Other Information
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of shareholders (the "Meeting") of The First American Financial Corporation (the "Company") was held on Thursday, April 22, 1999.

         (b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.

             Name of Nominee            Votes For    Votes Withheld
             ---------------            ----------   --------------
             George J. Argyros          40,662,904        9,067,049
             Gary J. Beban              48,485,270        1,244,683
             J. David Chatham           48,485,133        1,244,820
             William G. Davis           48,482,966        1,246,987
             James L. Doti              48,486,049        1,243,904
             Lewis W. Douglas, Jr.      48,218,167        1,511,786
             Paul B. Fay, Jr.           48,215,652        1,514,301
             D. P. Kennedy              48,479,355        1,250,598
             Parker S. Kennedy          48,484,158        1,245,795
             Anthony R. Moiso           40,718,218        9,011,735
             Frank O'Bryan              48,486,042        1,243,911
             Roslyn B. Payne            48,212,439        1,517,514
             D. Van Skilling            48,481,253        1,248,700
             Virginia Ueberroth         48,484,774        1,245,179

         (c) At the Meeting, the proposal to amend the Restated Articles of Incorporation to increase the number of authorized Common shares from 108,000,000 to 180,000,000 was approved by the holders of a majority of the Company's Common shares represented at the Meeting and entitled to vote.

             Votes For         Votes Against        Votes Withheld
             ---------         -------------        --------------
             46,372,489        3,044,646            312,817

         (d) Also at the Meeting, the proposal to amend the Company's 1996 Stock Option Plan (to increase by 3,000,000 the number of Common shares available for grant thereunder) was approved by the holders of a majority of the Company's Common shares represented at the Meeting and entitled to vote.

             Votes For         Votes Against        Votes Withheld
             ---------         -------------        --------------
             32,010,991        17,329,732           389,229

             No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits

              (3) Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999.

              (18) Accountant's Preferability Letter dated May 13, 1999

              (27) Financial Data Schedule.

         (b)  Reports on Form 8-K

              During the quarterly period covered by this report, the Company filed a report on Form 8-K dated February 10, 1999, reporting on a change in the Company's method of recognizing revenues from tax service contracts.

                                 EXHIBIT INDEX

                                                               Sequentially
Exhibit No.                   Description                      Numbered Page
-----------                   -----------                      -------------
   (3) Certificate of Amendment of Restated Articles of Incorporation of The First American
                Financial Corporation dated April 23, 1999.

  (18)          Accountant's Preferability Letter dated May 13, 1999

  (27)          Financial Data Schedule