Form 10-Q
period 1999-06-30
FIRST AMERICAN FINANCIAL CORP
filed 1999-08-16
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                               -------------------------------------------

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission file number     0-3658
                       ---------------------------------------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Incorporated in California                        95-1068610
-------------------------------------     --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      114 East Fifth Street, Santa Ana, California          92701-4699
     ---------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

                                (714) 558-3211
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

$1 par value - 65,195,756 as of August 10, 1999

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


                                      THE FIRST AMERICAN FINANCIAL CORPORATION
                                    --------------------------------------------
                                                    (Registrant)



                                    /s/ Thomas A. Klemens
                                    --------------------------------------------
                                    Thomas A. Klemens
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                    Authorized to Sign on Behalf of Registrant)


Date:  August 12, 1999

Part I:  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                                            June 30, 1999               December 31, 1998
                                                                          ----------------              -----------------
Assets
  Cash and cash equivalents                                                 $  300,723,000                 $  381,293,000
                                                                            --------------                 --------------
  Accounts and accrued income receivable, net                                  222,161,000                    201,165,000
                                                                            --------------                 --------------
  Investments:
    Deposits with savings and loan associations and banks                       31,292,000                     39,480,000
    Debt securities                                                            204,455,000                    235,628,000
    Equity securities                                                           36,666,000                     32,573,000
    Other long-term investments                                                 75,325,000                     63,244,000
                                                                            --------------                 --------------
                                                                               347,738,000                    370,925,000
                                                                            --------------                 --------------
  Loans receivable                                                              78,016,000                     72,035,000
                                                                            --------------                 --------------
  Property and equipment, at cost                                              613,123,000                    503,580,000
  Less - accumulated depreciation                                             (205,057,000)                  (181,489,000)
                                                                            --------------                 --------------
                                                                               408,066,000                    322,091,000
                                                                            --------------                 --------------
  Title plants and other indexes                                               229,717,000                    216,711,000
                                                                            --------------                 --------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $10,506,000 and $11,135,000)                   14,819,000                     17,051,000
                                                                            --------------                 --------------
  Deferred income taxes                                                         19,395,000                     16,324,000
                                                                            --------------                 --------------
  Goodwill and other intangibles, net                                          213,660,000                    187,106,000
                                                                            --------------                 --------------
  Other assets                                                                  89,595,000                     68,030,000
                                                                            --------------                 --------------
                                                                            $1,923,890,000                 $1,852,731,000
                                                                            ==============                 ==============
Liabilities and Stockholders' Equity
  Demand deposits                                                           $   69,299,000                 $   67,404,000
                                                                            --------------                 --------------
  Accounts payable and accrued liabilities                                     239,873,000                    264,834,000
                                                                            --------------                 --------------
  Deferred revenue                                                             163,920,000                    119,202,000
                                                                            --------------                 --------------
  Reserve for known and incurred but not reported claims                       264,203,000                    272,921,000
                                                                            --------------                 --------------
  Income taxes payable                                                           1,993,000                     22,734,000
                                                                            --------------                 --------------
  Notes and contracts payable                                                  141,235,000                    143,466,000
                                                                            --------------                 --------------
  Minority interests in consolidated subsidiaries                               96,942,000                     99,905,000
                                                                            --------------                 --------------
  Mandatorily redeemable preferred securities of
     the Company's subsidiary trust whose sole assets
     are the Company's $100,000,000 8.5% deferrable
     interest subordinated notes due 2012                                      100,000,000                    100,000,000
                                                                            --------------                 --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 180,000,000 shares
      Outstanding - 65,152,000 and 63,120,000 shares                            65,152,000                     63,120,000
    Additional paid-in capital                                                 184,514,000                    146,624,000
    Retained earnings                                                          589,867,000                    544,783,000
    Accumulated other comprehensive income                                       6,892,000                      7,738,000
                                                                            --------------                 --------------
                                                                               846,425,000                    762,265,000
                                                                            --------------                 --------------
                                                                            $1,923,890,000                 $1,852,731,000
                                                                            ==============                 ==============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                  For the Three Months Ended          For the Six Months Ended
                                                           June 30                             June 30
                                                 -----------------------------     ---------------------------------
                                                     1999             1998             1999                1998
                                                 ------------     ------------     --------------     --------------
Revenues
  Operating revenues                             $758,153,000     $717,141,000     $1,468,515,000     $1,301,492,000
  Investment and other income                      12,245,000        9,279,000         23,925,000         53,144,000
                                                 ------------     ------------     --------------     --------------
                                                  770,398,000      726,420,000      1,492,440,000      1,354,636,000
                                                 ------------     ------------     --------------     --------------
Expenses
  Salaries and other personnel costs              259,603,000      229,240,000        515,015,000        439,110,000
  Premiums retained by agents                     228,212,000      194,982,000        438,780,000        335,027,000
  Other operating expenses                        174,443,000      157,810,000        332,606,000        301,957,000
  Provision for title losses and other claims      28,420,000       33,793,000         55,441,000         63,094,000
  Depreciation and amortization                    19,148,000       14,955,000         36,067,000         28,972,000
  Premium taxes                                     5,987,000        5,327,000         11,296,000          9,575,000
  Interest                                          3,032,000        5,677,000          7,821,000          9,497,000
                                                 ------------     ------------     --------------     --------------
                                                  718,845,000      641,784,000      1,397,026,000      1,187,232,000
                                                 ------------     ------------     --------------     --------------
Income before income taxes and
  minority interests                               51,553,000       84,636,000         95,414,000        167,404,000
Income taxes                                       18,300,000       30,100,000         33,200,000         59,800,000
                                                 ------------     ------------     --------------     --------------
Income before minority interests                   33,253,000       54,536,000         62,214,000        107,604,000
Minority interests                                  4,027,000        8,418,000          9,115,000         16,171,000
                                                 ------------     ------------     --------------     --------------
Net income                                         29,226,000       46,118,000         53,099,000         91,433,000
                                                 ------------     ------------     --------------     --------------
Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities              (923,000)         743,000           (615,000)         1,132,000
   Minimum pension liability adjustment                19,000                            (231,000)
                                                 ------------     ------------     --------------     --------------
                                                     (904,000)         743,000           (846,000)         1,132,000
                                                 ------------     ------------     --------------     --------------
Comprehensive income                             $ 28,322,000     $ 46,861,000     $   52,253,000     $   92,565,000
                                                 ============     ============     ==============     ==============
Net income per share:
   Basic                                                 $.45            $0.78              $0.83              $1.57
                                                 ============     ============     ==============     ==============
   Diluted                                               $.44            $0.75              $0.80              $1.51
                                                 ============     ============     ==============     ==============
Cash dividends per share                                 $.06             $.05               $.12               $.10
                                                 ============     ============     ==============     ==============
Weighted average number of shares:
   Basic                                           64,763,000       59,048,000         64,202,000         58,407,000
                                                 ============     ============     ==============     ==============
   Diluted                                         66,325,000       61,180,000         66,322,000         60,432,000
                                                 ============     ============     ==============     ==============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)


                                                                              For the Six Months Ended
                                                                                      June 30
                                                                           ------------------------------
                                                                                1999            1998
                                                                           -------------    -------------
Cash flows from operating activities:
  Net income                                                               $  53,099,000    $  91,433,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                             55,441,000       63,094,000
      Depreciation and amortization                                           36,067,000       28,972,000
      Minority interests in net income                                         9,115,000       16,171,000
      Investment gain                                                                         (32,449,000)
      Other, net                                                                 707,000         (421,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries              (53,195,000)     (49,216,000)
      Net change in income tax accounts                                      (27,937,000)      27,751,000
      Increase in accounts and accrued income receivable                     (20,326,000)     (24,049,000)
      (Decrease) increase  in accounts payable and accrued liabilities       (30,958,000)      33,099,000
      Increase in deferred revenue                                            44,718,000        5,399,000
      Other, net                                                             (15,164,000)      (3,942,000)
                                                                           -------------    -------------
  Cash provided by operating activities                                       51,567,000      155,842,000
                                                                           -------------    -------------
Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                       (34,047,000)       5,031,000
  Net decrease (increase) in deposits with banks                               8,188,000       (2,197,000)
  Net increase in loans receivable                                            (5,981,000)      (5,263,000)
  Purchases of debt and equity securities                                    (29,397,000)     (93,289,000)
  Proceeds from sales of debt and equity securities                           43,945,000       19,942,000
  Proceeds from maturities of debt securities                                  9,421,000       21,854,000
  Net decrease in other investments                                            4,048,000          271,000
  Capital expenditures                                                      (116,956,000)     (77,188,000)
  Proceeds from sale of property and equipment                                 3,203,000          254,000
                                                                           -------------    -------------
  Cash used for investing activities                                        (117,576,000)    (130,585,000)
                                                                           -------------    -------------
Cash flows from financing activities:
  Net change in demand deposits                                                1,895,000          904,000
  Proceeds from issuance of senior debentures                                                  99,456,000
  Proceeds from issuance of debt                                                 630,000        2,740,000
  Repayment of debt                                                          (10,841,000)     (10,173,000)
  Proceeds from excercise of stock options                                     3,165,000        2,660,000
  Proceeds from issuance of stock to employee savings plan                     4,794,000        8,531,000
  Distributions to minority shareholders                                      (6,189,000)      (6,559,000)
  Cash dividends                                                              (8,015,000)      (6,046,000)
                                                                           -------------    -------------
  Cash (used for) provided by financing activities                           (14,561,000)      91,513,000
                                                                           -------------    -------------
Net (decrease) increase in cash and cash equivalents                         (80,570,000)     116,770,000
Cash and cash equivalents       - Beginning of year                          381,293,000      181,531,000
                                                                           -------------    -------------
                                - End of first half                        $ 300,723,000    $ 298,301,000
                                                                           =============    =============
Supplemental information:
  Cash paid during the first half for:
    Interest                                                               $   8,000,000    $   6,773,000
    Premium taxes                                                          $  14,740,000    $  10,421,000
    Income taxes                                                           $  62,694,000    $  36,681,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                     $   3,369,000    $   2,637,000
    Liabilities incurred in connection with company acquisitions           $   9,113,000    $  89,779,000
    Company acquisitions in exchange for common stock                      $  28,594,000    $  66,447,000

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)



Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All consolidated results have been restated to reflect the 1999 acquisition accounted for under the pooling-of-interests method of accounting. Certain 1998 interim amounts have been reclassified to conform with the 1999 presentation.

Note 2 - Revenue Recognition Accounting Policy
----------------------------------------------

Effective January 1, 1999, the Company implemented a change to the accounting policy for tax service contracts. The new accounting policy was adopted prospectively and applies to all new loans serviced beginning January 1, 1999. The new policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The resulting rates by year (starting with year one) are 32%, 24%, 14%, 9%, 7%, 5%, 4%, 2%, 2% and 1%. The Company periodically reviews its tax service contract portfolio to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments; accordingly, the Company may adjust the rates to reflect current trends. Adoption of this new policy resulted in an after tax earnings decrease of $7.2 million and $14.6 million, or $0.11 per diluted share and $0.22 per diluted share, for the three and six months ended June 30, 1999, respectively.

Note 3 - Business Combinations
------------------------------

During the six months ended June 30, 1999, the Company acquired twelve companies accounted for under the purchase method of accounting. These acquisitions were individually not material and are included in the title insurance, real estate information and consumer information businesses. Their aggregate purchase price was $30.4 million in cash, $4.2 million in notes and 1,119,321 shares of the Company's common stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $30.1 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life of 20 years. The operating results of these acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates. Assuming these acquisitions had occurred January 1, 1998, pro forma revenues, net income and net income per diluted share would have been $1,503.2 million, $54.5 million and $0.81, respectively, for the six months ended June 30, 1999, and $1,376.6 million, $93.3 million and $1.52, respectively for the six months ended June 30, 1998. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Effective May 14, 1999, the Company completed its merger of National Information Group ("NAIG"). Under the terms of the definitive merger agreement, each of the NAIG shareholders received .67 of a share of the Company's common stock for each NAIG common share they owned. To complete the merger, the Company issued 3,004,800 shares, in exchange for 100% of the outstanding common stock of NAIG. The information services provided by NAIG include outsourcing services, flood zone determination services, real tax tracking, hazard and motor vehicle insurance tracking, lender placed insurance and flood insurance.

This merger was accounted for under the pooling-of-interests method of accounting and, as a result, the Company has restated all previously reported results to reflect this merger. Included in other operating expenses for the three and six months ended June 30, 1999, were merger-related charges of $10.8 million, $7.0 million after tax, or $0.10 per diluted share. These nonrecurring costs include severance payments, lease terminations and consulting services. Combined and separate results of the Company and NAIG during the periods preceding the merger were as follows:

                                      Three Months Ended             Six Months Ended
(in thousands)               March 31, 1999     June 30, 1998         June 30, 1998
                             --------------     -------------        ----------------
Revenues:
    First American             $706,926            $709,776              $1,322,013
    NAIG                         15,116              16,644                  32,623
                               --------            --------              ----------
                               $722,042            $726,420              $1,354,636
                               ========            ========              ==========
Net income:
    First American             $ 24,877            $ 45,699              $   90,432
    NAIG                         (1,004)                419                   1,001
                               --------            --------              ----------
                               $ 23,873            $ 46,118              $   91,433
                               ========            ========              ==========
Net income (loss) per
  diluted share:
    First American             $   0.40            $   0.79              $     1.58
    NAIG                          (0.04)              (0.04)                  (0.07)
                               --------            --------              ----------
                               $   0.36            $   0.75              $     1.51
                               ========            ========              ==========

Note 4 - Business Segments
--------------------------

During the second quarter 1999, the Company restructured its business segments to more accurately reflect the Company's current operating structure. The restructured segments are title insurance; real estate information services which includes mortgage origination, mortgage servicing and database products and services; and consumer information and services which provides home warranties, automotive tracking services, resident screening, pre-employment screening, lender-placed flood and hazard insurance, investment advisory and trust and banking services. All previously reported segment information has been restated to be consistent with the current presentation.

Note 5 - New Accounting Pronouncements
--------------------------------------

Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties.

Note 6 - Litigation
-------------------

On May 19, 1999, The People of the State of California, Kathleen Connell, Controller of the State of California, and Chuck Quackenbush, Insurance Commissioner of the State of California, filed a class action suit in the Sacramento Superior Court. This suit seeks to certify as a class of defendants certain title insurers, underwritten title companies, controlled escrow companies and independent escrow companies that conduct, and have conducted, business in the State of California. This potential class of defendants would include certain subsidiaries of The First American Financial Corporation. The plaintiffs allege certain unlawful acts in the escheatment of unclaimed property; charging of fees for services and; in the procurement of earnings on escrow funds. No subsidiary of First American has yet been served in this suit.

Subsequent to the filing of this suit, First American Title Insurance Company, a subsidiary of First American, was named and served as a defendant in a private class action suit entitled Michael J. Kananack v. First American Title Insurance
                           -----------------------------------------------------
Company, which was filed in the Los Angeles County Superior Court. The
-------
allegations in the Kananack suit include some, but not all, of the allegations contained in the complaint filed by the State of California. The Kananack action seeks injunctive relief, attorneys' fees, damages and penalties in unspecified amounts.

First American intends to defend both suits vigorously. At this time, no estimate of loss can be made.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Any statements in this document looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of real estate markets; the effect of changing economic conditions; general volatility in the capital markets; the demand for and the acceptance of the Company's products; changes in applicable government regulations; consolidation among the Company's customers; and contingencies associated with the Year 2000 issue. The Company's actual results, performance or achievement could differ materially from those expressed in or implied by forward looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward looking statements will transpire or occur or, if any of them do so, what impact they will have on the results of operations and financial condition of the Company.

RESULTS OF OPERATIONS

Three and six months ended June 30:

OVERVIEW

Low mortgage interest rates and high consumer confidence, coupled with the particularly strong California real estate market, resulted in strong revenues and net income for the Company in the first half of 1998. These conditions continued throughout 1998 and into 1999, resulting in record-setting second quarter and first half of the year revenues for the three and six months ended June 30, 1999, respectively. However, during the second quarter 1999, new orders began to soften as rising interest rates led to a decline in refinance transactions, although residential resale and commercial activity remained relatively strong. The operating results for the current year periods were impacted by the previously announced change to the revenue recognition policy for tax service contracts. This change, which became effective January 1, 1999, on a prospective basis, resulted in an after tax earnings decrease of $7.2 million, or $0.11 per diluted share, and $14.6 million, or $0.22 per diluted
share, for the three and six months ended June 30, 1999, respectively.   The new
policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. Although this accounting change will cause a reduction in tax service revenues and earnings recognized in the early years of each tax service contract, the Company anticipates that commencing in the second year following adoption, this method will begin to reduce the volatility in reported financial results arising from the inherent cyclicality of the Company's tax service business. Net income and net income per diluted share for the second quarter 1999 was $29.2 million and $0.44, respectively. Net income and net income per diluted share for the first half of 1999 was $53.1 million and $0.80, respectively.


OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                         Three Months Ended                       Six Months Ended
                                             June 30                                  June 30
                             --------------------------------------   -------------------------------------
                                              ($000)                                  ($000)
                                  1999        %       1998       %        1999       %       1998        %
                             -----------    ----   ---------    ---   ----------    ---   ----------    ---
Title Insurance:
  Direct operations             $280,007      37    $274,827     38   $  540,331     37   $  500,545     38
  Agency operations              284,852      38     243,519     34      545,513     37      420,055     32
                                --------    ----    --------    ---   ----------    ---   ----------    ---
                                 564,859      75     518,346     72    1,085,844     74      920,600     71
Real Estate Information          144,082      19     157,112     22      287,726     20      298,961     23
Consumer Information              49,212       6      41,683      6       94,945      6       81,931      6
                                --------    ----    --------    ---   ----------    ---   ----------    ---
  Total                         $758,153     100    $717,141    100   $1,468,515    100   $1,301,492    100
                                ========    ====    ========    ===   ==========    ===   ==========    ===

Title Insurance. Operating revenues from direct title operations increased 1.9% and 7.9% for the three and six months ended June 30, 1999, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increase in the number of title orders closed by the Company's direct operations, offset in part by a decrease in the average revenues per order closed. The Company's direct operations closed 319,000 and 614,100 title orders during the three and six months ended June 30,1999, respectively, representing increases of 5.6% and 9.2% when compared with the same periods of the prior year. These increases were due in large part to the factors mentioned above in the Overview section. The average revenues per order closed were $878 and $880 for the three and six months ended June 30, 1999, respectively, decreases of 3.5% and 1.1% when compared with the same periods of the prior year. Operating revenues from agency operations increased 17.0% and 29.9% for the three and six months ended June 30, 1999, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct operations mentioned above, compounded by the inherent delay in reporting by agents.

Real Estate Information. Real estate information operating revenues decreased 8.3% and 3.8% for the three and six months ended June 30, 1999, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the revenue recognition change for tax service contracts and the reduction in order volume attributable to the decrease in refinance activity, offset in part by $5.6 million and $13.0 million of operating revenues contributed by new acquisitions for the respective periods. The revenue recognition change resulted in a decrease in operating revenues of $14.6 million and $29.6 million for the three and six months ended June 30, 1999, respectively.

Consumer Information. Consumer risk operating revenues increased 18.1% and 15.9% for the three and six months ended June 30, 1999, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, as well as $1.3 million of operating revenues contributed by new acquisitions for both the three and six months ended June 30, 1999.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $12.2 million for the three months ended June 30, 1999, an increase of $3.0 million when compared with the same period of the prior year. This increase was primarily due to a 29.9% increase in the average investment portfolio balance. Investment and other income totaled $23.9 million for the six months ended September 30, 1999, a decrease of $29.2 million when compared with the same period of the prior year. This decrease was primarily attributable to an investment gain of $32.4 million recognized in the first quarter 1998 relating to the joint venture agreement with Experian, offset in part by a 36.8% increase in the average investment portfolio balance.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $184.3 million and $361.3 million for the three and six months ended June 30, 1999, respectively, increases of 15.1% and 18.4% when compared with the same periods of the prior year. These increases were primarily due to the costs incurred servicing the increased number of orders processed during the current three and six month periods, as well as $5.1 million and $10.5 million of personnel costs associated with new acquisitions.

Agents retained $228.2 million and $438.8 million of title premiums generated by agency operations for the three and six months ended June 30, 1999, respectively, which compares with $195.0 million and $335.0 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.8% to 80.1% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $78.2 million and $154.8 million for the three and six months ended June 30, 1999, respectively, increases of 0.4% and 6.2% when compared with the same periods of the prior year. These increases were primarily attributable to the impact of certain incremental costs associated with processing the increase in title order volume during the respective periods, as well as $2.6 million and $5.6 million of costs associated with new acquisitions, partially offset by the results of the Company's cost-containment programs.

The provision for title losses as a percentage of title insurance operating revenues was 3.0% for the six months ended June 30, 1999 and 3.9% for the same period of the prior year. The decrease in loss percentage was due to an improvement in claims experience.

Premium taxes for title insurance were $10.5 million and $8.9 million for the six months ended June 30, 1999 and 1998, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were 1.0% for the six months ended June 30, 1999 and 1998.

Real Estate Information. Real estate information personnel and other operating expenses were $123.3 million and $248.7 million for the three and six months ended June 30, 1999, respectively, increases of 8.3% and 12.2% when compared with the same periods of the prior year. These increases were primarily attributable to expenses associated with the Year 2000 issue totaling $3.5 million and $7.0 million for the three and six months ended June 30, 1999, respectively. Also contributing to the increases for the respective periods were $4.1 million and $9.5 million of costs associated with new acquisitions.

Consumer Information. Consumer risk personnel and other operating expenses were $30.9 million and $60.3 million for the three and six months ended June 30, 1999, respectively, increases of 22.0% and 17.6% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume and $0.9 million of costs associated with new acquisitions for both the three and six months ended June 30, 1999.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                                      Three Months Ended             Six Months Ended
                                                           June 30                       June 30
                                            ----------------------------------------------------------------
                                                            ($000)                       ($000)
                                              1999      %     1998      %      1999      %      1998      %
                                            --------   ---  --------   ---   --------   ---   --------   ---
Title Insurance                             $ 49,075    70  $ 56,395    59   $ 84,237    69   $ 86,656    56
Real Estate Information                       11,949    17    31,184    33     21,237    17     53,730    35
Consumer Information                           8,933    13     7,794     8     17,144    14     14,047     9
                                            --------   ---  --------   ---   --------   ---   --------   ---
  Total before corporate expenses             69,957   100    95,373   100    122,618   100    154,433   100
                                                       ===             ===              ===              ===
Corporate expenses                           (18,404)        (10,737)         (27,204)          12,971
                                            --------        --------         --------         --------
  Total                                     $ 51,553        $ 84,636         $ 95,414         $167,404
                                            ========        ========         ========         ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increase. As noted in the Overview section, real estate information pretax profits were adversely impacted by the change to the revenue recognition policy for tax service contracts. Included in Corporate for the three and six months ended June 30,1999, are $10.8 million of nonrecurring merger-related charges incurred in the NAIG acquisition. These nonrecurring charges include severence payments, lease terminations and consulting services. Included in Corporate for the six months ended June 30, 1998, is an investment gain of $32.4 million.

INCOME TAXES

The effective income tax rate was 34.8% for the six months ended June 30, 1999, and 35.7% for the same period of the prior year. The decrease in effective rate was primarily attributable to a decrease in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries reduced contribution to pretax profits.

MINORITY INTERESTS

Minority interest expense was $4.0 million for the three months ended June 30, 1999, a decrease of $4.4 million when compared with the same period of the prior year. Minority interest expense was $9.1 million for the six months ended June 30, 1999, a decrease of $7.1 million when compared with the same period of the prior year. These decreases were primarily attributable to the decrease in operating results of the Company's joint venture with Experian caused primarily by the previously noted revenue recognition change.

NET INCOME

Net income for the three and six months ended June 30, 1999, was $29.2 million, or $0.44 per diluted share, and $53.1 million, or $0.80 per diluted share, respectively. Net income for the three and six months ended June 30, 1998, was $46.1 million, or $0.75 per diluted share, and $91.4 million, or $1.51 per diluted share, respectively. Net income for the six months ended June

30, 1998, included an investment gain of $19.6 million on an after-tax basis, or $0.32 per diluted share, relating to the joint venture with Experian.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $80.6 million and increased $116.8 million for the six months ended June 30, 1999 and 1998, respectively. The decrease for the current year period was primarily attributable to capital expenditures, company acquisitions and the repayment of debt. The increase for the prior year period was primarily due to cash provided by operating activities and proceeds from the issuance and sale of senior debentures, offset in part by capital expenditures, net purchases of debt and equity securities and the repayment of debt.

On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The Company has used a portion of the net proceeds from the sale to repay certain debt obligations and purchase land for the Company's new corporate facilities. The remaining proceeds will be used for general corporate purposes.

Notes and contracts payable as a percentage of total capitalization decreased to 11.9% at June 30, 1999, from 13.0% at December 31, 1998. This decrease was primarily due to net income for the period, as well as increased stockholders' equity resulting from the issuance of common stock in connection with company acquisitions.

On July 2, 1999, the Company entered into a credit agreement that provided for a $100.0 million line of credit. Pursuant to the terms of the credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt to capitalization ratios. The line of credit provided for in this agreement is currently unused.

Management believes that all of its anticipated cash requirements for the immediate future will be met from internally generated funds and from the remaining proceeds of the senior debentures.

Year 2000 Issue Update
----------------------

Overview - With the help of an outside consulting firm, in January 1997 the Company created a Year 2000 Program Management Office and adopted a five-step plan to address the Year 2000 Problem. The five steps of the plan are: (1) awareness, (2) inventory/assessment, (3) renovation, (4) testing, and (5) implementation. To implement the plan, the Company was divided into business units comprised of: (a) the reporting regions of the title insurance subsidiaries, (b) the subsidiary companies of the real estate information services business, (c) the home warranty subsidiary, (d) the trust and banking subsidiaries and (e) various other subsidiaries.

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

Substantially all of the phases of the plan have been completed. However, all of the phases of the plan must be revisited each time the Company acquires a new business. Accordingly, all phases of the plan are still active.

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

Costs for the year 2000 problem - To date the Company has spent approximately $25 million in implementing the Year 2000 plan. The Company expects to incur an additional $5 million to complete the Year 2000 plan. Approximately $20 million of the expenditures to date have been for labor and $5 million for hardware and software replacement. The costs for hardware and software are capitalized and amortized over their estimated useful lives. Labor costs are expensed as incurred. Year 2000 plan costs are being funded through operating cash flow.

Contingency plans - Contingency plans for unexpected systems failures as a result of the Year 2000 problem have been substantially completed by Company's business units.

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

Part II:   Other Information
           -----------------

Item 1.    Legal Proceedings
           -----------------

           Subsequent to the filing of the civil class action entitled People of
                                                                       ---------
           the State of California, et al. v. Fidelity National Title Insurance
           --------------------------------------------------------------------
           Company, etc., et al., which the Company reported in its current
           ----------------------
           report on Form 8-K dated May 27, 1999, the Company's subsidiary, First American Title Insurance Company ("First American"), was named and served as a defendant in a private class action entitled Michael
                                                                        -------
           J. Kananack v. First American Title Insurance Company, filed in Los
           ------------------------------------------------------
           Angeles County Superior Court Case No. BC 211798. The allegations in the Kananack suit include some, but not all, of the allegations set forth in the complaint filed by the State of California, which are described in the above-mentioned Form 8-K. The Kananack action seeks
                                                          --------
           injunctive relief, attorneys' fees, and damages and penalties in unspecified amounts. First American intends to defend its position vigorously.


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)  Exhibits

                (10)(a) Amendment No. 4, dated April 22, 1999, to 1996 Stock
                        Option Plan.

                (10)(b) Credit Agreement dated as of July 2, 1999.

                (27)    Financial Data Schedule

           (b)  Reports on Form 8-K

          During the quarterly period covered by this report, the Company filed a report on Form 8-K dated May 27, 1999, reporting on the filing of a civil class action entitled People of the State of California, et al.
                                      -----------------------------------------
          v. Fidelity National Title Insurance Company, etc., et al.
          ----------------------------------------------------------

          EXHIBIT INDEX


                                                           Sequentially
Exhibit No.      Description                               Numbered Page
-----------      -----------                               -------------

(10)(a)          Amendment No. 4, dated April 22, 1999,
                 to 1996 Stock Option Plan.

(10)(b)          Credit Agreement dated as of
                 July 2, 1999.

(27)             Financial Data Schedule