Form 10-Q
period 1999-09-30
FIRST AMERICAN FINANCIAL CORP
filed 1999-11-15
CIK 36047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  September 30, 1999
                                 -----------------------------------------------

                                      OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ______________________

Commission file number           0-3658
                      ----------------------------------------------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
         --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Incorporated in California                            95-1068610
-------------------------------              --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer)
 incorporation or organization)                      Identification No.

         114 East Fifth Street, Santa Ana, California      92701-4699
         --------------------------------------------    --------------
           (Address of principal executive offices)        (Zip Code)

                                 (714)558-3211
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


         --------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  65,241,687 as of November 9, 1999

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


Date:  November 12, 1999

Part I:      Financial Information
             ---------------------

Item 1.      Financial Statements
             --------------------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                  (Unaudited)

                                                       September 30, 1999      December 31, 1998
                                                       ------------------      -----------------
Assets
  Cash and cash equivalents                                $  307,242,000         $  381,293,000
                                                       ------------------      -----------------
  Accounts and accrued income receivable, net                 204,392,000            201,165,000
                                                       ------------------      -----------------
  Income tax receivable                                        12,034,000
                                                       ------------------
  Investments:
   Deposits with savings and loan associations
     and banks                                                 32,585,000             39,480,000
   Debt securities                                            203,546,000            235,628,000
   Equity securities                                           39,519,000             32,573,000
   Other long-term investments                                 79,269,000             63,244,000
                                                       ------------------      -----------------
                                                              354,919,000            370,925,000
                                                       ------------------      -----------------
  Loans receivable                                             81,513,000             72,035,000
                                                       ------------------      -----------------
  Property and equipment, at cost                             640,216,000            503,580,000
  Less--accumulated depreciation                             (197,631,000           (181,489,000)
                                                       ------------------      -----------------
                                                              442,585,000            322,091,000
                                                       ------------------      -----------------
  Title plants and other indexes                              234,410,000            216,711,000
                                                       ------------------      -----------------
  Assets acquired in connection with claim
    settlements (net of valuation reserves of
    $10,620,000 and $11,135,000)                               14,224,000             17,051,000
                                                       ------------------      -----------------
  Deferred income taxes                                        19,234,000             16,324,000
                                                       ------------------      -----------------
  Goodwill and other intangibles, net                         223,652,000            187,106,000
                                                       ------------------      -----------------
  Other assets                                                 89,971,000             68,030,000
                                                       ------------------      -----------------
                                                           $1,984,176,000         $1,852,731,000
                                                       ==================      =================

Liabilities and Stockholders' Equity
  Demand deposits                                          $   74,442,000         $   67,404,000
                                                       ------------------      -----------------
  Accounts payable and accrued liabilities                    253,644,000            264,834,000
                                                       ------------------      -----------------
  Deferred revenue                                            182,762,000            119,202,000
                                                       ------------------      -----------------
  Reserve for known and incurred but not reported
    claims                                                    266,083,000            272,921,000
                                                       ------------------      -----------------
  Income taxes payable                                                                22,734,000
                                                                               -----------------
  Notes and contracts payable                                 148,350,000            143,466,000
                                                       ------------------      -----------------
  Minority interests in consolidated subsidiaries              97,625,000             99,905,000
                                                       ------------------      -----------------
  Mandatorily redeemable preferred securities of
    the Company's subsidiary trust whose sole assets
    are the Company's $100,000,000 8.5% deferrable
    interest subordinated notes due 2012                      100,000,000            100,000,000
                                                       ------------------      -----------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 180,000,000 shares
      Outstanding - 65,247,000 and 63,120,000 shares           65,247,000             63,120,000
    Additional paid-in capital                                184,993,000            146,624,000
    Retained earnings                                         607,894,000            544,783,000
    Accumulated other comprehensive income                      3,136,000              7,738,000
                                                       ------------------      -----------------
                                                              861,270,000            762,265,000
                                                       ------------------      -----------------
                                                           $1,984,176,000         $1,852,731,000
                                                       ==================      =================

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                        For the Three Months Ended          For the Nine Months Ended
                                                               September 30                        September 30
                                                     --------------------------------    --------------------------------
                                                          1999              1998              1999              1998
                                                     --------------    --------------    --------------    --------------
Revenues
  Operating revenues                                 $  745,267,000    $  764,158,000    $2,213,782,000    $2,065,650,000
  Investment and other income                            17,325,000        10,870,000        41,250,000        64,014,000
                                                     --------------    --------------    --------------    --------------
                                                        762,592,000       775,028,000     2,255,032,000     2,129,664,000
                                                     --------------    --------------    --------------    --------------
Expenses
  Salaries and other personnel costs                    264,809,000       242,953,000       779,824,000       682,063,000
  Premiums retained by agents                           229,966,000       217,587,000       668,746,000       552,614,000
  Other operating expenses                              169,994,000       156,104,000       502,600,000       458,061,000
  Provision for title losses and other claims            30,108,000        30,838,000        85,549,000        93,932,000
  Depreciation and amortization                          19,507,000        15,303,000        55,574,000        44,275,000
  Premium taxes                                           5,829,000         5,755,000        17,125,000        15,330,000
  Interest                                                4,001,000         4,728,000        11,822,000        14,225,000
                                                     --------------    --------------    --------------    --------------
                                                        724,214,000       673,268,000     2,121,240,000     1,860,500,000
                                                     --------------    --------------    --------------    --------------
Income before income taxes and minority interests        38,378,000       101,760,000       133,792,000       269,164,000
Income taxes                                             13,700,000        35,600,000        46,900,000        95,400,000
                                                     --------------    --------------    --------------    --------------
Income before minority interests                         24,678,000        66,160,000        86,892,000       173,764,000
Minority interests                                        2,738,000         9,992,000        11,853,000        26,163,000
                                                     --------------    --------------    --------------    --------------
Net income                                               21,940,000        56,168,000        75,039,000       147,601,000
                                                     --------------    --------------    --------------    --------------
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities                   (3,584,000)          314,000        (4,199,000)        1,446,000
  Minimum pension liability adjustment                     (172,000)                -          (403,000)
                                                     --------------    --------------    --------------    --------------
                                                         (3,756,000)          314,000        (4,602,000)        1,446,000
                                                     --------------    --------------    --------------    --------------
Comprehensive income                                 $   18,184,000    $   56,482,000    $   70,437,000    $  149,047,000
                                                     ==============    ==============    ==============    ==============
Net income per share:
  Basic                                                       $ .34             $0.91             $1.16             $2.49
                                                     ==============    ==============    ==============    ==============
  Diluted                                                     $ .33             $0.87             $1.13             $2.39
                                                     ==============    ==============    ==============    ==============
Cash dividends per share                                      $ .06             $ .07             $ .18             $ .17
                                                     ==============    ==============    ==============    ==============
Weighted average number of shares:
  Basic                                                  65,213,000        61,597,000        64,564,000        59,310,000
                                                     ==============    ==============    ==============    ==============
  Diluted                                                66,166,000        64,303,000        66,296,000        61,702,000
                                                     ==============    ==============    ==============    ==============

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30
                                                                           ------------------------------------
                                                                                1999                  1998
                                                                           --------------         -------------
Cash flows from operating activities:
  Net income                                                                $  75,039,000         $ 147,601,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                              85,549,000            93,932,000
      Depreciation and amortization                                            55,575,000            44,275,000
      Minority interests in net income                                         11,853,000            26,163,000
      Investment gain                                                          (5,160,000)          (32,449,000)
      Other, net                                                                 (805,000)           (3,125,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries               (82,328,000)          (76,685,000)
      Net change in income tax accounts                                       (39,661,000)           41,284,000
      Increase in accounts and accrued income receivable                       (2,077,000)          (43,668,000)
      (Decrease) increase  in accounts payable and accrued liabilities        (18,185,000)           47,079,000
      Increase in deferred revenue                                             63,560,000            14,365,000
      Other, net                                                              (17,025,000)          (10,011,000)
                                                                           --------------         -------------
  Cash provided by operating activities                                       126,335,000           248,761,000
                                                                           --------------         -------------
Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                        (37,436,000)           16,133,000
  Net decrease in deposits with banks                                           6,914,000             5,579,000
  Net increase in loans receivable                                             (9,478,000)           (4,916,000)
  Purchases of debt and equity securities                                     (41,130,000)         (125,200,000)
  Proceeds from sales of debt and equity securities                            51,409,000            25,741,000
  Proceeds from maturities of debt securities                                  11,083,000            29,330,000
  Net decrease in other investments                                             4,257,000               229,000
  Capital expenditures                                                       (173,067,000)         (113,658,000)
  Proceeds from sale of property and equipment                                  4,008,000               879,000
                                                                           --------------         -------------
  Cash used for investing activities                                         (183,440,000)         (165,883,000)
                                                                           --------------         -------------
Cash flows from financing activities:
  Net change in demand deposits                                                 7,038,000             1,810,000
  Proceeds from issuance of senior debentures                                                        99,456,000
  Proceeds from issuance of debt                                                  734,000             4,740,000
  Repayment of debt                                                           (12,856,000)          (24,081,000)
  Proceeds from excercise of stock options                                      3,739,000             2,996,000
  Proceeds from issuance of stock to employee savings plan                      4,794,000            14,440,000
  Distributions to minority shareholders                                       (8,467,000)          (11,191,000)
  Cash dividends                                                              (11,928,000)          (12,198,000)
                                                                           --------------         -------------
  Cash (used for) provided by financing activities                            (16,946,000)           75,972,000
                                                                           --------------         -------------
Net (decrease) increase in cash and cash equivalents                          (74,051,000)          158,850,000
Cash and cash equivalents      - Beginning of year                            381,293,000           183,269,000
                                                                           --------------         -------------
                               - End of third quarter                      $  307,242,000         $ 342,119,000
                                                                           ==============         =============

Supplemental information:
  Cash paid during the three quarters for:
    Interest                                                               $    8,731,000         $   7,627,000
    Premium taxes                                                          $   20,471,000         $  15,233,000
    Income taxes                                                           $   88,466,000         $  57,640,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                     $    3,369,000         $   2,637,000
    Liabilities incurred in connection with company acquisitions           $   10,795,000         $ 117,821,000
    Company acquisitions in exchange for common stock                      $   28,594,000         $  84,389,000


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

Note 2 - Revenue Recognition Accounting Policy
----------------------------------------------

Effective January 1, 1999, the Company implemented a change to the accounting policy for tax service contracts. The new accounting policy was adopted prospectively and applies to all new loans serviced beginning January 1, 1999. The new policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The resulting rates by year (starting with year one) are 32%, 24%, 14%, 9%, 7%, 5%, 4%, 2%, 2% and 1%. The Company periodically reviews its tax service contract portfolio to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments; accordingly, the Company may adjust the rates to reflect current trends. Adoption of this new policy resulted in an after tax earnings decrease of $7.1 million and $21.7 million, or $0.11 per diluted share and $0.33 per diluted share, for the three and nine months ended September 30, 1999, respectively.

Note 3 - Business Combinations
------------------------------

During the nine months ended September 30, 1999, the Company acquired fifteen companies accounted for under the purchase method of accounting. These acquisitions were individually not material and are included in the title insurance, real estate information and consumer information businesses. Their aggregate purchase price was $32.3 million in cash, $11.8 million in notes and 1,119,321 shares of the Company's common stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $43.4 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life of 20 years. The operating results of these acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates. Assuming these acquisitions had occurred January 1, 1998, pro forma revenues, net income and net income per diluted share would have been $2,266.0 million, $74.4 million and $1.12, respectively, for the nine months ended September 30, 1999, and $2,170.7 million, $148.8 million and $2.40, respectively for the nine months ended September 30, 1998. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

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

This merger was accounted for under the pooling-of-interests method of accounting and, as a result, the Company has restated all previously reported results to reflect this merger. Included in other operating expenses for the nine months ended September 30, 1999, were merger-related charges of $10.8 million, $7.0 million after tax, or $0.10 per diluted share. These nonrecurring charges include severance payments, lease terminations and consulting services. Combined and separate results of the Company and NAIG during the periods preceding the merger were as follows:

                       Three Months Ended     Nine Months Ended
(in thousands)         September 30, 1998     September 30, 1998
                       ------------------     ------------------

Revenues:
    First American          $758,034               $2,080,047
    NAIG                      16,994                   49,617
                            --------               ----------
                            $775,028               $2,129,664
                            ========               ==========
Net income:
    First American          $ 55,260               $  145,692
    NAIG                         908                    1,909
                            --------               ----------
                            $ 56,168               $  147,601
                            ========               ==========

Net income (loss) per
  diluted share:
    First American          $   0.89               $     2.47
    NAIG                       (0.02)                   (0.08)
                            --------               ----------
                            $   0.87               $     2.39
                            ========               ==========


Note 4 - Business Segments
--------------------------

During the second quarter 1999, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. The restructured segments are title insurance; real estate information services which includes mortgage origination, mortgage servicing and database products and services; and consumer information and services which provides home warranties, automotive tracking services, resident screening, pre-employment screening, lender-placed flood and hazard insurance, investment advisory and trust and banking services. All previously reported segment information has been restated to be consistent with the current presentation.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Any statements in this document looking forward in time involve risks and uncertainties, including but not limited to the following risks: the effect of interest rate fluctuations; changes in the performance of real estate markets; the effect of changing economic conditions; general volatility in the capital markets; the demand for and the acceptance of the Company's products; changes in applicable government regulations; continued consolidation among the Company's customers; consolidation among significant competitors; the impact of the legal proceedings commenced by the California attorney general and related litigation; the continued ability to identify businesses to be acquired; changes in the Company's ability to integrate businesses which it acquires and contingencies associated with the Year 2000 issue. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, any forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur or, if any of them do so, what impact they will have on the results of operations and financial condition of the Company.


RESULTS OF OPERATIONS

Three and nine months ended September 30:


OVERVIEW

Low mortgage interest rates and high consumer confidence, coupled with a particularly strong California real estate market, resulted in strong revenues and net income for the Company for the nine months ended September 30, 1998. These conditions continued throughout the remainder of 1998 and into 1999, resulting in record-setting first half of the year revenues for the six months ended June 30, 1999. However, commencing in the second quarter 1999, new orders began to soften as rising interest rates led to a decline in refinance transactions, although residential resale and commercial activity remained relatively strong. During the third quarter 1999, the trend of higher interest rates and low refinance transactions continued. On a Company-wide basis, refinance transactions for the third quarter 1999 declined approximately 60 percent when compared with the same period of the prior year. The current three-month-period was also marked by a decrease in consumer confidence and seasonal factors. New orders continued to decline, including residential resale transactions. Also impacting the current three-month period as well as the current nine-month period was the previously announced change to the revenue recognition policy for tax service contracts. This change, which became effective January 1, 1999, on a prospective basis, resulted in an after tax earnings decrease of $7.1 million, or $0.11 per diluted share, and $21.7 million, or $0.33 per diluted share, for the three and nine months ended September 30, 1999, respectively. The new policy provides for a more ratable recognition of revenues, reducing the amount recognized at the inception of the contract and recognizing it over the expected service period. Although this accounting change will cause a reduction in tax service revenues and earnings recognized in the early years of each tax service contract, the Company anticipates that commencing in the second year following adoption, this method will begin to reduce the volatility in reported financial results arising from the inherent cyclicality of the Company's tax service business. Net income and net income per diluted share for the third quarter 1999 was $21.9 million and $0.33, respectively. Net income and net income per diluted share for the nine months ended September 30, 1999 was $75.0 million and $1.13, respectively.


OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                   Three Months Ended                      Nine Months Ended
                                      September 30                            September 30
                          ------------------------------------    ------------------------------------
                                         ($000)                                  ($000)
                             1999       %        1998       %        1999       %        1998       %
                          ----------   ---    ----------   ---    ----------   ---    ----------   ---
Title Insurance:
  Direct operations       $  273,310    37    $  286,265    37    $  813,640    37    $  786,811    38
  Agency operations          286,077    38       269,983    35       831,590    37       690,038    34
                          ----------   ---    ----------   ---    ----------   ---    ----------   ---
                             559,387    75       556,248    72     1,645,230    74     1,476,849    72
Real Estate Information      130,757    18       160,099    22       418,484    19       459,059    22
Consumer Information          55,123     7        47,811     6       150,068     7       129,742     6
                          ----------   ---    ----------   ---    ----------   ---    ----------   ---
  Total                   $  745,267   100    $  764,158   100    $2,213,782   100    $2,065,650   100
                          ==========   ===    ==========   ===    ==========   ===    ==========   ===

Title Insurance. Operating revenues from direct title operations for the three months ended September 30, 1999, decreased 4.5% when compared with the same period of the prior year. This decrease was primarily attributable to a decrease in the number of title orders closed by the Company's direct operations, offset in part by an increase in the average revenues per order closed. The Company's direct operations closed 276,700 title orders during the three months ended September 30,1999, a decrease of 11.0% when compared with the same period of the prior year. This decrease was primarily due to the significant decline in refinance transactions and a decrease in consumer confidence (see Overview section above). The average revenues per order closed were $988 for the current three-month period, as compared with $921 for the same period of the prior year. This increase was primarily attributable to the shift in the mix of business from refinance to resale. Operating revenues from direct title operations for the nine months ended September 30, 1999, increased 3.4% when compared with the same period of the prior year. This increase was primarily due to an increase in the number of title orders closed by the Company's direct operations as well as an increase in the average revenues per order closed. The Company's direct operations closed 890,800 title orders during the current nine-month period, an increase of 2.0% when compared with the same period of the prior year. This increase was primarily due to the relatively low mortgage interest rates and high consumer confidence that marked the first half of the current year (see Overview section). The average revenues per order closed were $913 for the current nine-month period, as compared with
$901 for the same period of the prior year.   This increase was primarily due to
the shift in the mix of business from refinance to resale. Operating revenues from agency operations increased 6.0% and 20.5% for the three and nine months ended September 30, 1999, respectively, when compared with the same periods of the prior year. These increases were primarily due to the inherent delay in reporting by agents and reflects the strong second quarter closings experienced by the Company's agents.

Real Estate Information. Real estate information operating revenues decreased 18.3% and 8.8% for the three and nine months ended September 30, 1999, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the revenue recognition change for tax service contracts and the reduction in order volume attributable to the decrease in refinance activity, offset in part by $6.3 million and $19.3 million of operating revenues contributed by new acquisitions for the respective periods. The revenue recognition change resulted in a decrease in operating revenues of $14.5 million and $44.1 million for the three and nine months ended September 30, 1999, respectively.

Consumer Information. Consumer information operating revenues increased 15.3% and 15.7% for the three and nine months ended September 30, 1999, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, as well as $2.2 million and $3.5 million of operating revenues contributed by new acquisitions for the three and nine months ended September 30, 1999, respectively.


INVESTMENT AND OTHER INCOME

Investment and other income totaled $17.3 million for the three months ended September 30, 1999, an increase of $6.4 million when compared with the same period of the prior year. This increase was primarily due to a $5.2 million gain resulting from stock received in the demutualization of a life insurance company which insures a large portion of the Company's corporate-owned life insurance portfolio and an increase in the average investment portfolio balance. Investment and other income totaled $41.3 million for the nine months ended September 30, 1999, a decrease of $22.8 million when compared with the same period of the prior year. This decrease was primarily attributable to an investment gain of $32.4 million recognized in the first quarter 1998 relating to the joint venture agreement with Experian, offset in part by an increase in the average investment portfolio balance.


TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $188.9 million and $550.2 million for the three and nine months ended September 30, 1999, respectively, increases of 11.8% and 16.0% when compared with the same periods of the prior year. These increases reflect the costs associated with the relatively high number of employees added during the prior year and beginning of the current year in order to service the volume of orders processed during those periods. The Company has initiated personnel and other cost reduction programs in response to the subsequent decrease in business volume. During the three months ended September 30, 1999, title insurance staffing levels were reduced by 7.3%, however, because of separation costs, the benefits of these reductions will not be realized until the fourth quarter 1999. Contributing to the increases in salaries and other personnel costs were $5.7 million and $16.4 million of personnel costs associated with new acquisitions.

Agents retained $230.0 million and $668.7 million of title premiums generated by agency operations for the three and nine months ended September 30, 1999, respectively, which compares with $217.6 million and $552.6 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.1% to 80.6% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $83.4 million and $238.2 million for the three and nine months ended September 30, 1999, respectively, increases of 7.5% and 6.6% when compared with the same periods of the prior year. These increases were primarily attributable to $2.6 million and $7.7 million of costs associated with new acquisitions for the respective periods, a $2.5 million charge in the third quarter 1999 resulting from a previously announced fine imposed by the California insurance commissioner, approximately $2.0 million of impaired asset write-offs during the current three-month period, Y2K costs and general price level increases, offset in part by a reduction in certain incremental costs associated with the decline in title order volume and the results of the Company's cost-containment programs.

The provision for title losses as a percentage of title insurance operating revenues was 3.0% for the nine months ended September 30, 1999 and 3.6% for the same period of the prior year. The decrease in loss percentage was due to an improvement in claims experience.

Premium taxes for title insurance were $15.9 million and $14.3 million for the nine months ended September 30, 1999 and 1998, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were 1.0% for both periods.

Real Estate Information. Real estate information personnel and other operating expenses were $117.8 million for the three months ended September 30, 1999, a decrease of 1.0% when compared with the same period of the prior year. This decrease was primarily attributable to a reduction in costs resulting from the Company's cost-containment programs initiated in response to the decrease in business volume, offset in part by approximately $5.7 million of Y2K expenses and $5.0 million of costs associated with new acquisitions. Real estate information personnel and other operating expenses were $366.4 million for the nine months ended September 30, 1999, an increase of 7.6% when compared with the same period of the prior year. This increase was primarily attributable to $12.7 million of expenses associated with Y2K and $14.5 million of costs associated with new acquisitions.

Consumer Information. Consumer information personnel and other operating expenses were $35.5 million and $95.8 million for the three and nine months ended September 30, 1999, respectively, increases of 20.3% and 18.6% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume as well as $1.6 million and $2.4 million of costs associated with new acquisitions for the three and nine months ended September 30, 1999, respectively.


INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                          Three Months Ended                Nine Months Ended
                                             September 30                      September 30
                                    -------------------------------   -------------------------------
                                                 ($000)                           ($000)
                                      1999      %      1998      %      1999      %      1998      %
                                    --------   ---   --------   ---   --------   ---   --------   ---
Title Insurance                     $ 31,947    69   $ 67,703    63   $116,183    69    $154,359   59
Real Estate Information                3,156     7     32,901    30     24,394    14      86,631   33
Consumer Information                  10,910    24      7,431     7     28,054    17      21,478    8
                                    --------   ---   --------   ---   --------   ---    --------  ---
  Total before corporate expenses     46,013   100    108,035   100    168,631   100     262,468  100
                                               ===              ===              ===              ===
Corporate expenses                    (7,635)          (6,275)         (34,839)            6,696
                                    --------         --------         --------          --------
  Total                             $ 38,378         $101,760         $133,792          $269,164
                                    ========         ========         ========          ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information profits are generally unaffected by the type of real estate activity but increase or decrease based on the volume of residential real estate loan transactions. Consumer information profits are unaffected by real estate or interest rate activity and increase as the level of business volume increases. As noted in the Overview section, real estate information pretax profits were adversely impacted by the change to the revenue recognition policy for tax service contracts. Included in Corporate for the nine months ended September 30, 1999, are $10.8 million of nonrecurring merger-related charges incurred in the NAIG acquisition. Included in Corporate for the nine months ended September 30, 1998, is an investment gain of $32.4 million relating to the joint venture with Experian.


INCOME TAXES

The effective income tax rate was 35.1% for the nine months ended September 30, 1999, and 35.4% for the same period of the prior year. The decrease in effective rate was primarily attributable to a decrease in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries reduced contribution to pretax profits.

MINORITY INTERESTS

Minority interest expense was $2.7 million for the three months ended September 30, 1999, a decrease of $7.3 million when compared with the same period of the prior year. Minority interest expense was $11.9 million for the nine months ended September 30, 1999, a decrease of $14.3 million when compared with the same period of the prior year. These decreases were primarily attributable to the decrease in operating results of the Company's joint venture with Experian caused primarily by the previously noted revenue recognition change.


NET INCOME

Net income for the three and nine months ended September 30, 1999, was $21.9 million, or $0.33 per diluted share, and $75.0 million, or $1.13 per diluted share, respectively. Net income for the three and nine months ended September 30, 1998, was $56.2 million, or $0.87 per diluted share, and $147.6 million, or $2.39 per diluted share, respectively. Net income for the nine months ended September 30, 1998, included an investment gain of $19.6 million on an after-tax basis, or $0.32 per diluted share, relating to the joint venture with Experian.


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $74.1 million and increased $158.9 million for the nine months ended September 30, 1999 and 1998, respectively.
The decrease for the current year period was primarily attributable to capital expenditures, company acquisitions and the repayment of debt, offset in part by cash provided by operating activities. The increase for the prior year period was primarily due to cash provided by operating activities and proceeds from the issuance and sale of senior debentures, offset in part by capital expenditures, net purchases of debt and equity securities and the repayment of deb t.

On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The Company used the net proceeds from the sale to repay certain debt obligations, purchase land for and construct the Company's new corporate facilities and for general corporate purposes.

On July 2, 1999, the Company entered into a credit agreement that provided for a $100.0 million line of credit. Pursuant to the terms of the credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt to capitalization ratios. The line of credit provided for in this agreement is currently unused.

Notes and contracts payable as a percentage of total capitalization decreased to 12.3% at September 30, 1999, from 13.0% at December 31, 1998. This decrease was primarily due to net income for the period, as well as increased stockholders' equity resulting from the issuance of common stock in connection with company acquisitions.

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

Costs for the year 2000 problem - From inception of the plan to date, the Company has spent approximately $35 million in implementing the Year 2000 plan. The Company expects to incur an additional $3 million to complete the Year 2000 plan. Approximately $28 million of the expenditures to date have been for labor and $7 million for hardware and software replacement. The costs for hardware and software are capitalized and amortized over their estimated useful lives. Labor costs are expensed as incurred. Year 2000 plan costs are being funded through operating cash flow.

Contingency plans -Contingency plans for unexpected systems failures as a result of the Year 2000 problem have been substantially completed by Company's business units.

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

Part II:  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------

          Subsequent to the filing of the civil class action entitled People of
                                                                      ---------
          the State of California, et al. v. Fidelity National Title Insurance
          --------------------------------------------------------------------
          Company, etc., et al., which the Company reported in its report on
          --------------------
          Form 8-K dated May 27, 1999, the Company's subsidiary, First American Title Insurance Company (`First American"), was named and served as a defendant in a private class action entitled Michael J. Kananack v.
                                                       ----------------------
          First American Title Insurance Company, filed in Los Angeles County
          ---------------------------------------
          Superior Court Case No. BC 211798. The allegations in the Kananack suit include some, but not all, of the allegations set forth in the complaint filed by the State of California, which are described in the above-mentioned Form 8-K. The Kananack action seeks injunctive relief,
                                        --------
          attorneys' fees, and damages and penalties in unspecified amounts.
          First American intends to defend its position vigorously.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarterly period covered by this report, the Company filed a report on Form 8-K dated July 22, 1999 (reporting on the Company's second quarter earnings). Prior to such quarterly period, the Company filed reports on Form 8-K dated February 10, 1999 (reporting on a change in the Company's method of recognizing revenues from tax service contracts), April 23, 1999 (reporting on the Company's first quarter earnings) and May 27, 1999 (reporting on the filing of a civil class action entitled People of the State of California, et al. v. Fidelity National Title Insurance Company, etc., et al.).

          EXHIBIT INDEX


                                                           Sequentially
Exhibit No.             Description                        Numbered Page
-----------             -----------                        -------------

(27)                    Financial Data Schedule