Form 10-K
period 1999-12-31
FIRST AMERICAN FINANCIAL CORP
filed 2000-03-30
CIK 36047

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________

                         Commission file number 0-3658

                   THE FIRST AMERICAN FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

              Incorporated in California                    95-1068610
              --------------------------                    -----------
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                Identification No.)


        1 First American Way, Santa Ana, California           92707-5913
        -------------------------------------------           ----------
          (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (714) 800-3000

          Securities registered pursuant to Section 12(b) of the Act:

                      Common                          New York Stock Exchange
     Rights to Purchase Series A Junior
          Participating Preferred                     New York Stock Exchange
          -----------------------                     -----------------------
           (Title of each class)                     (Name of each exchange on
                                                          which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On March 27, 2000, the aggregate market value of voting stock held by non-affiliates was $663,697,761.

On March 27, 2000, there were 63,357,203 shares of Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant's fiscal year.

This report includes 57 pages.

                                    PART I
                                     ------

Item 1.  Business.
-----------------

The Company
-----------

          The First American Financial Corporation (the "Company") was organized in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company commenced issuing title insurance policies. In 1986, the Company began a diversification program by acquiring and developing business information companies closely related to the real estate transfer and closing process. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company's telephone number is (714) 800-3000. Unless the context otherwise indicates, the "Company," as used herein, refers to The First American Financial Corporation and its subsidiaries.

General
-------

          The Company, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company's three primary segments are title insurance and services, real estate information and services, and consumer information and services. The title insurance segment issues title insurance policies and provides other related services. The real estate information segment provides tax monitoring, mortgage credit reporting, property data services, flood certification, field inspection services, appraisal services, mortgage loan servicing systems, mortgage document preparation and other related services. The consumer information segment provides home warranties, property and casualty insurance, resident screening, pre-employment screening, specialized credit reporting, automotive insurance tracking, investment advisory, trust and banking services, and other related services. Financial information regarding each of the Company's business segments is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of Part II of this report. The Company believes that its subsidiary, First American Title Insurance Company ("First American"), is one of the largest title insurers in the United States, based on operating revenues, and its subsidiary, First American Real Estate Information Services, Inc., is the nation's largest provider of flood zone determinations, based on the number of flood zone determination reports issued, the nation's largest mortgage credit reporting service, based on the number of credit reports issued, and the nation's second largest provider of tax monitoring services, based on the number of loans under service. The Company also believes that its subsidiary, First American Home Buyers Protection Corporation, was the second largest provider of home warranties in the United States, based on the number of home protection contracts under service. Substantially all of the revenues for the Company's title insurance and real estate information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. The majority of the revenues for the Company's consumer information segment result from non real estate-related activity. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long term mortgage funds. Real estate activity and, in turn, a large portion of the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company's operations into areas outside of the traditional real estate transfer and closing process.

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

The Company's Title Insurance Operations
----------------------------------------

          Overview. The Company, through First American Title Insurance Company and its subsidiaries, transacts the business of title insurance through a network of both direct operations and agents. Through this network, the Company issues policies in all states (except Iowa), the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, the Bahama Islands, Canada, Mexico, Bermuda, the United Kingdom and Australia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted. Through acquisitions and start-ups during the mid-1980s, the Company has grown from a large regional company to a nationwide company, becoming less dependent on operating revenues from any one state or region.

          Based on industry statistics showing premiums written in the major areas in which the Company operates, in 1998, the Company had the largest or second largest share of the title insurance market in 30 states and in the District of

Columbia. In addition, the Company's national market share grew from 21.5% in 1997 to 22.0% in 1998. Industry statistics for 1999 are not currently available.

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

          In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. The assets so acquired are carried at the lower of cost or fair value, less costs to sell. Notes, real estate and other assets purchased or otherwise acquired in settlement of claims, net of valuation reserves, totaled $10.9 million, $2.7 million and $10.6 million, respectively, as of December 31, 1999.

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

          Competition. The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 90 title insurance underwriters are members of the American Land Title Association, the title insurance industry's national trade association. The Company's major nationwide competitors in its principal markets include Fidelity National Title Insurance Company (which also includes Chicago Title, Ticor Title Insurance Company and Security Union Title Insurance Company) Land America Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Insurance Group. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

The Company's Related Businesses
--------------------------------

          As an adjunct to its title insurance business, in 1986 the Company embarked on a diversification program by acquiring and developing business information companies closely related to the real estate transfer and closing process. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. As a result of these diversification programs, the Company has become the nation's leading provider of business information and related products

          The Real Estate Information and Services Business. The real estate information service business encompasses tax monitoring, mortgage credit reporting, flood certification, mortgage loan origination and servicing systems, mortgage document preparation and other property information services.

          The tax monitoring service, established by the Company in 1987, advises real property mortgage lenders of the status of property tax payments due on real estate securing their loans. With the acquisition of TRTS Data Services, Inc., in November 1991, the Company believes that it is the second largest provider of tax monitoring services in the United States.

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

          The fee charged to service each mortgage loan varies from region to region, but generally falls within the $44 to $95 price range and is paid in
full at the time the contract is executed.   The Company recognizes revenues
from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the year the fee is received. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been negligible.

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

       The Consumer Information and Services Business. In 1998 the Company created this business segment to provide non-cyclical, high margin services to a customer base outside the Company's traditional clientele and to expand the Company's opportunities for revenue consistency. This business segment markets a variety of services including automotive credit reporting, direct-to-consumer credit reporting, multi-family resident screening, pre-employment screening,, property and casualty insurance and other related services. This segment also provides home warranties and trust and thrift services.

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

       Property and casualty insurance is offered by the consumer information segment through Five Star Holdings and Great Pacific Insurance Company, both acquired in 1999.

       The Company's home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 90% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company's home warranty business issues one-year warranties which protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company's home warranty subsidiary currently charges approximately $245 to $335 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers and refrigerators for charges ranging from approximately $25 to $125. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Arizona, California, Georgia, Nevada, New Mexico, North Carolina, South Carolina, Texas, Utah and Washington. The principal competitor of the Company's home warranty business is American Home Shield, a subsidiary of Service Master L.P.

       Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. As of December 31, 1999, the trust operation was administering fiduciary and custodial assets having a market value in excess of $1.7 billion.

       During 1988, the Company, through a majority owned subsidiary, acquired an industrial loan corporation (the "Thrift") that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties in Southern California. As of December 31, 1999, the Thrift had approximately $80.8 million of demand deposits and $87.3 million of loans outstanding.

       Loans made or acquired during the current year, by the Thrift, ranged in amount from $10,000 to $1,775,000. The average loan balance outstanding at December 31, 1999, was $282,500. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75%. The Thrift specializes in making commercial real estate loans. In excess of 97% of the Thrift's loans are made on a variable rate basis. The average yield on the Thrift's loan portfolio as of December 31, 1999, was 10%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift's primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Thrift's average loan is 60 months in duration.

          The performance of the Thrift's loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift's general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 1999, if all of such loans had been current in accordance with their original terms, totaled $110,600.

          The following table sets forth the amount of the Thrift's nonperforming loans as of the dates indicated.

                                                    Year Ended December 31
                                             ----------------------------------
(in thousands)                                1999   1998   1997   1996   1995
                                             -----  -----  -----  -----  ------
Nonperforming Assets:
Loans accounted for on a nonaccrual basis    $ 707  $ 898  $ 287  $ 166  $1,956
Accruing loans past due 90 or more days
Troubled debt restructurings
                                             -----  -----  -----  -----  ------
     Total                                   $ 707  $ 898  $ 287  $ 166  $1,956
                                             =====  =====  =====  =====  ======

          Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $828,700 of potential problem loans in existence as of December 31, 1999.

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

          The following table provides certain information with respect to the Thrift's allowance for loan losses as well as charge-off and recovery activity.

                                                                             Year Ended December 31
                                                           ------------------------------------------------------
(in thousands, except percentages)                          1999        1998        1997        1996        1995
                                                           ------      ------      ------      ------      ------
Allowance for Loan Losses:
     Balance at beginning of year                          $1,150      $1,185      $1,050      $1,344      $  950
                                                           ------      ------      ------      ------      ------
     Charge-Offs:
          Real estate-mortgage                               (346)       (164)       (136)       (766)       (194)
          Assigned lease payments                                         (34)                     (5)         (9)
                                                             (346)       (198)       (136)       (771)       (203)
                                                           ------      ------      ------      ------      ------
     Recoveries:
          Real estate-mortgage                                              0           6          26           0
          Assigned lease payments                                           4          22          18          35
                                                           ------      ------      ------      ------      ------
                                                                            4          28          44          35
                                                           ------      ------      ------      ------      ------
          Net charge-offs                                    (346)       (194)       (108)       (727)       (168)
          Provision for losses                                101         159         243         433         562
                                                           ------      ------      ------      ------      ------
     Balance at end of year                                $  905      $1,150      $1,185      $1,050      $1,344
                                                           ======      ======      ======      ======      ======
     Ratio of net charge-offs during the year to
           average loans outstanding during the year           .4%         .3%         .2%        1.4%         .4%
                                                           ======      ======      ======      ======      ======

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

                                                                         Year Ended December 31
                                  -------------------------------------------------------------------------------------------------
                                          1999               1998              1997                 1996                1995
                                  -------------------------------------------------------------------------------------------------
(in thousands, except                          % of              % of                % of                  % of               % of
percentages)                      Allowance   Loans   Allowance  Loans  Allowance   Loans    Allowance    Loans  Allowance    Loans
                                  ---------   -----   ---------  -----  ---------   -----    ---------    -----  ---------    -----
Loan Categories:
   Real estate-mortgage              $ 904      100     $1,100     100     $1,116     100      $1,015      100     $1,300       99
   Real estate-construction                                                                                             3        1
   Assigned lease payments               -                   -                 39                  34                  41
   Other                                 1                  50                 30                   1
                                     -----     ----     ------    ----     ------    ----      ------     ----     ------     ----
                                     $ 905      100     $1,150     100     $1,185     100      $1,050      100     $1,344      100
                                     =====     ====     ======    ====     ======    ====      ======     ====     ======     ====

Acquisitions
------------

          Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986 the Company began expanding into other real estate business information services. In 1998 the Company launched its Consumer Information and Services Division where a unique mix of products and services is directed toward non-real estate related markets. To date, the Company has made numerous strategic acquisitions designed to expand not only its direct title operations, but also the range of services it can provide to its customers.

During the current year, some of the key acquisitions made by the Company in furtherance of this strategy were:

Acquired Entity                                                                 Principal Market(s)
-------------------------------------------------------------------------------------------------------------
Title Insurance(1):
  Ohio Bar Title Insurance Company                                              Ohio, West Virginia, Indiana, Kentucky, Illinois
  Security Abstract and Title Company                                           Kansas
  Guarantee Title of Johnson County, Inc.                                       Kansas
  Guarantee Title of Wyandotte County, Inc.                                     Kansas
  Guarantee Land Title of Leavenworth, Inc.                                     Kansas
  Atlantic Title Company, Inc.                                                  Maine
  Pioneer Agency                                                                Pennsylvania
  LoneStar Mortgagee Services, LLC                                              California
  TitleStar, LLC                                                                Texas

Real Estate Information Services:
  National Default and Outsourcing Division                                     Nationwide
  (Acquired from Barrett Burke Wilson Castle Daffin & Frappier, LLP

Consumer Risk Management:
  Tele-Trak, Inc.                                                               Nationwide
  Ace Information Services                                                      Nationwide
  Five Star Holdings, Inc.                                                      California
  National Information Group (2)                                                Nationwide

-------------------------------------------------------------------------------------------------------------


(1) On January 1, 1999, the Company, through First American Title Insurance Company, formed a limited liability company, RELS Title Services LLC, with Norwest Mortgage, Inc. The purpose of RELS Title Services LLC is to provide title and escrow services. RELS Title Services LLC is 50% owned by First American Title Insurance Company and 50% owned by Norwest Mortgage, Inc.

(2) National Information Group was acquired in May 1999 in a transaction accounted for under the pooling-of-interests method of accounting.

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

          During 1999, the Company entered into the property casualty insurance business through the acquisitions of Great Pacific Insurance Company (included in the acquisition of National Information Group) and Five Star Holdings, Inc. The property and casualty business is subject to regulation by government agencies in the states in which they transact business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of "control" of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval. The Company is currently licensed to write property and casualty insurance in 46 states and the District of Columbia.

          The Company's home warranty business also is subject to regulation by insurance authorities in the states in which it conducts such business. The Company's trust company and industrial loan company are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, as a federal savings bank, the Company's trust company is regulated by the United States Department of the Treasury's Office of Thrift Supervision, and the Company's industrial loan company is regulated by the California Commissioner of Corporations.

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

Employees
---------

          The following table provides a summary of the total number of employees of the Company as of December 31, 1999:

        Business                                         Number of Employees

Title insurance                                                12,940
Real estate information                                         6,010
Consumer information                                            1,115
                                                         -------------------
     Total                                                     20,065
                                                         ===================

Item 2.  Properties.
--------------------

          In September 1999, the Company moved its executive offices to one of the newly constructed office buildings at MacArthur Place in Santa Ana, California. The Orange County branch and certain other operations of the Company's title insurance segment moved into the two other buildings constructed on the site later in 1999. The three new buildings are in a campus environment and total approximately 210,000 square feet. The Company continues to own the two adjacent buildings in Santa Ana, California, which previously housed its executive offices. That location, comprising approximately 105,000 square feet of floor space, continues as the home of the company's trust and banking division. In addition, there are plans to move certain other divisions into that complex as their existing leases expire. The Company also owns an 18,000 square foot building located across the street from that complex. This building is currently used primarily for storage.

          The Company's title insurance subsidiary, First American, and its subsidiaries, own or lease buildings or office space in more than 400 locations throughout the United States and Canada, principally for their respective title operations.

          The Company's real estate information subsidiary, First American Real Estate Information Services, Inc. ("FAREISI"), houses its national operations in a leased 231,000 square foot office building in Dallas, Texas. FAREISI's corporate headquarters are housed in a leased office building located in St. Petersburg, Florida. In 1999, the Company completed the construction of two office buildings in Poway, California. The two buildings total approximately 152,000 square feet and are located on a 17 acre parcel of land. The buildings are occupied by various divisions of FAREISI. In addition, FAREISI and its subsidiaries lease office space in more than 75 locations throughout the United States, principally for their respective operations.

          The Company's home warranty subsidiary owns 1.7 acres of land in Van Nuys, California, which contains a 20,000 square foot office building, a 7,000 square foot warehouse and a parking lot.

          Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

Item 3.  Legal Proceedings.
---------------------------

          On May 19, 1999, The People of the State of California, Kathleen Connell, Controller of the State of California, and Chuck Quackenbush, Insurance Commissioner of the State of California, filed a class action suit in the Sacramento Superior Court. The action seeks to certify as a class of defendants all "title insurers", all "underwritten title companies" and all "controlled escrow companies" (as those terms are defined in the California Insurance Code)
                                                                --------------
and all "independent escrow companies" (as the term is defined in the California Financial Code) doing business in the State of California from 1970 to the
--------------
present who (i) hold dormant, unclaimed escrow funds; (ii) charged California home buyers and other escrow customers $10.00 or more for delivery services or administrative fees; (iii) charged California home buyers and other escrow customers reconveyance fees and/or (iv) earned interest (or its equivalent) from financial institutions on customers' deposited escrow funds.

          The plaintiffs allege that the defendants unlawfully (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis; (ii) charged California home buyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

          In February 2000, the Company entered into an administrative settlement with the California Department of Insurance ("DOI"), whereby the DOI released the Company from any further claim of liability as to the Company's receipt of earnings credits or any alleged overcharges for various miscellaneous escrow fee items, such as courier, Federal Express or wire service fees. The DOI further agreed to direct the Attorney General to dismiss it as a plaintiff from the action brought by the State of California. In the settlement with the DOI, the Company agreed to (i) make a contribution to a consumer education fund and (ii) accept a new regulation to be promulgated by the DOI, whereby earnings credit programs will be authorized and regulated by the DOI and rate filings will be required for escrow fees including several specified miscellaneous fee items.

          Subsequent to the filing of the action by the State of California, First American Title Insurance Company was named and served as a defendant in two private class actions. The allegations in the complaints include some, but not all, of the allegations contained in the class action filed by the State of California. The private class actions independently seek injunctive relief, attorneys' fees, damages and penalties in unspecified amounts. The private class actions have been stayed by court orders pending settlement negotiations relating to the class action filed by the State of California.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
---------------------------------------------------------------------
         Matters.
         -------

Common Stock Market Prices and Dividends
----------------------------------------

          The Company's common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on March 20, 2000, was 3,679.

     High and low stock prices and dividends for the last two years were:

------------------------------------------------------------------------------
                            1999                                1998
                   ---------------------------     ---------------------------
                                       Cash                            Cash
----------------
  Quarter Ended    High-low Range    Dividends      High-low Range   Dividends
----------------   ---------------   ---------     ---------------   ---------
March 31           $34.81 - $15.81      $.06       $22.88 - $16.08      $.06
June 30            $20.69 - $13.88      $.06       $30.75 - $21.08      $.05
September 30       $19.25 - $12.00      $.06       $41.25 - $25.75      $.06
December 31        $15.13 - $11.50      $.06       $36.06 - $24.94      $.06
----------------------------------------------------------------------------

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

Recent Sales of Unregistered Securities
---------------------------------------

          In the last three years, the Company has issued unregistered shares of its common stock to the sellers of the businesses acquired on the dates listed below:

                                                       Consideration
Date Of Sale            Number Of Shares                 Received
--------------------------------------------------------------------
July 8, 1997                 21,600                    $   192,600
November 17, 1997            23,265                    $   315,047
December 31, 1997             2,475                    $    40,630
April 15, 1998              726,564                    $15,500,000
May 6, 1998                 125,775                    $ 2,587,167
May 7, 1998                  27,090                    $   435,698
May 29, 1998                111,039                    $ 2,850,000
September 15, 1998           17,925                    $   525,000
February 25, 1999            69,584                    $ 1,955,000

Item 6.  Selected Financial Data.
--------------------------------

     The selected consolidated financial data for the Company for the five-year period ended December 31, 1999, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Item 1- Business - Acquisitions," and "Item 7 - Management's Discussion and Analysis - Results of Operations."

The First American Financial Corporation and Subsidiary Companies
-----------------------------------------------------------------

(in thousands, except percentages, per share                                          Year Ended December 31
amounts and employee data)                                      1999             1998          1997         1996          1995
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                      $2,988,169      $2,943,880    $1,962,001   $1,654,976     $1,293,210
Income before cumulative effect of a change in
   accounting for tax service contracts (Note A)              $   88,643      $  201,527    $   67,765   $   55,766     $    2,934
Cumulative effect of a change in accounting for tax
service contracts (Note A)                                    $  (55,640)
Net income                                                    $   33,003      $  201,527    $   67,765   $   55,766     $    2,934
Total assets                                                  $2,116,414      $1,852,731    $1,220,377   $1,010,556     $  907,252
Notes and contracts payable                                   $  196,815      $  143,466    $   51,720   $   72,761     $   77,430
Mandatorily redeemable preferred securities                   $  100,000      $  100,000    $  100,000
Stockholders' equity                                          $  815,991      $  762,265    $  442,783   $  384,931     $  338,659
Return on average stockholders' equity (Note B)                     10.9%           33.4%         16.4%        15.4%            .9%
Cash dividends on common shares                               $   15,840      $   13,894    $   14,035   $    7,928     $    6,850
Per share of common stock (Note C) -
   Basic:
      Income before cumulative effect of a change
         in accounting for tax service contracts              $     1.37      $     3.35    $     1.19   $      .98     $      .05
      Cumulative effect of a change in accounting for
         tax service contracts                                      (.86)
----------------------------------------------------------------------------------------------------------------------------------
      Net income                                              $      .51      $     3.35    $     1.19   $      .98     $      .05
----------------------------------------------------------------------------------------------------------------------------------

   Diluted:
      Income before cumulative effect of a change
         in accounting for tax service contracts              $     1.34      $     3.21    $     1.16   $      .98     $      .05
      Cumulative effect of a change in accounting for
         tax service contracts                                      (.84)
----------------------------------------------------------------------------------------------------------------------------------
      Net income                                              $      .50      $     3.21    $     1.16   $      .98     $      .05
----------------------------------------------------------------------------------------------------------------------------------

     Stockholders' equity                                     $    12.54      $    12.08    $     7.74   $     6.76     $     5.96
     Cash dividends                                           $      .24      $      .23    $      .25   $      .14     $      .12
Number of common shares outstanding (Note C)--
     Weighted average during the year
          Basic                                                   64,669          60,194        57,092       56,652         56,812
          Diluted                                                 66,351          62,720        58,482       57,112         56,812
     End of year                                                  65,068          63,120        57,186       56,965         56,849
Title orders opened (Note D)                                       1,334           1,585         1,173        1,027            894
Title orders closed (Note D)                                       1,120           1,210           886          775            667
Number of employees                                               20,065          19,669        13,156       11,611         10,149

All consolidated results reflect the 1999 acquisition of NAIG accounted for under the pooling-of-interests method of accounting.

Note A - See Note 1 to the consolidated financial statements for a description of the change in accounting for tax service contracts.

Note B - Return on average stockholders' equity for 1999 excludes the cumulative effect of a change in accounting for tax service contracts from both net income and stockholders' equity.

Note C - Per share information relating to net income is based on weighted average number of shares outstanding for the years presented. Per share information relating to stockholders' equity is based on shares outstanding at the end of each year.

Note D - Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         -------------

Any statements in this document that look forward in time involve risks and uncertainties, including but not limited to the following: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; general volatility in the capital markets; the demand for and the acceptance of the Company's products; changes in applicable government regulations; continued consolidation among the Company's significant customers; consolidation among significant competitors; the impact of legal proceedings commenced by the California attorney general and related litigation; the continued ability to identify businesses to be acquired; and changes in the Company's ability to integrate businesses which it acquires. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, any forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur or, if any of them do, what impact they will have on the results of operations or financial condition of the Company.

Results of Operations
---------------------

          Overview - The majority of the revenues for the Company's title insurance and real estate information segments depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. Revenues for these segments result primarily from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. The majority of the revenues for the Company's consumer information segment result from activities not related to real estate. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity. 1997 was a year in which relatively low mortgage interest rates, stability in the real estate marketplace and increasing property values prompted a resurgence in refinance and home equity transactions, primarily towards the latter part of the year. These factors, as well as market share increases in all of the Company's primary businesses, culminated in a record-setting year. Further rate declines started in the fourth quarter of 1997 and continued throughout 1998. This, coupled with higher consumer confidence, led to nationwide record-setting residential resale and refinance transactions, which, together with the particularly strong California real estate market, resulted in record-setting revenues and net income for the Company in 1998. The favorable conditions present throughout 1998 continued into 1999, resulting in record-setting revenues for the first half of the year. However, commencing in the second quarter 1999, new orders began to soften as rising interest rates led to a significant decline in refinance transactions, although residential resale and commercial activity remained relatively strong. During the second half of the year, the trend of higher interest rates continued. New orders, including residential resale orders, continued to decline. This, coupled with fourth
quarter seasonal factors, led to a decrease in operating revenues.   In
response, the Company instituted personnel reductions and other cost-containment programs; however, because of separation costs, the benefits of the reductions in the latter part of the year will not be fully realized until 2000. Also impacting 1999 were a revenue recognition accounting change for the Company's tax service contracts, which decreased revenues by $22.7 million, and
Y2K expenses of $24.8 million.   See Operating Revenues in Note 1 to the
consolidated financial statements for a detailed description of the accounting change. Results for 1998 and 1997 have been restated to reflect the 1999 acquisition of National Information Group (NAIG), accounted for under the pooling-of-interests method of accounting.

Operating revenues - A summary by segment of the Company's operating revenues is as follows:

(in thousands, except percentages)          1999         %         1998         %         1997         %
                                         ----------   ----      ----------   ----      ----------   ----
Title Insurance:
     Direct Operations                   $1,067,133     36      $1,097,989     38      $  761,774     39
     Agency Operations                    1,086,746     37         965,228     34         700,193     36
                                         ----------   ----      ----------   ----      ----------   ----
                                          2,153,879     73       2,063,217     72       1,461,967     75
Real Estate Information                     574,784     20         630,510     22         343,076     18
Consumer Information                        207,533      7         173,380      6         127,862      7
                                         ----------   ----      ----------   ----      ----------   ----
                                         $2,936,196    100      $2,867,107    100      $1,932,905    100
                                         ==========   ====      ==========   ====      ==========   ====

Operating revenues from direct title operations decreased 2.8% in 1999 from 1998 and increased 44.1% in 1998 over 1997. The decrease in 1999 from 1998 was attributable to a decrease in the number of title orders closed by the Company's direct title operations, offset in part by an increase in the average revenues per order closed. The increase in 1998 over 1997 was attributable to an increase in the number of title orders closed by the Company's direct title operations, as well as an increase in the average revenues per order closed.
The Company's direct title operations closed 1,119,900, 1,210,200 and 885,600 title orders during 1999, 1998 and 1997, respectively, representing a decrease of 7.5% in 1999 from 1998 and an increase of 36.7% in 1998 over 1997. The decrease in 1999 from 1998 was primarily due to the significant decrease in refinance transactions experienced during the second half of 1999. The increase in 1998 over 1997 was primarily due to the continuation of lower mortgage interest rates which led to an increase in overall transaction volume nationwide (including California, a state highly concentrated with direct operations) and increases in the Company's title insurance national market share. The average revenues per order closed were $953, $907 and $860 for 1999, 1998 and 1997, respectively, representing increases of 5.1% in 1999 over 1998 and 5.5% in 1998 over 1997. These increases were primarily attributable to appreciating home values, an increased mix of resale activity and a resurgence in commercial real estate transactions. Operating revenues from agency title operations increased 12.6% in 1999 over 1998 and 37.9% in 1998 over 1997. These fluctuations were primarily attributable to the same factors affecting direct operations mentioned above, compounded by the inherent delay in the reporting of transactions by agents.

      Real estate information operating revenues decreased 8.8% in 1999 from 1998 and increased 83.8% in 1998 over 1997. These fluctuations were primarily attributable to the same factors affecting title insurance mentioned above, as well as acquisition activity. In addition, the decrease in 1999 from 1998 was also due to a $22.7 million reduction in tax service operating revenues attributable to the change in revenue recognition policy. Operating revenues of $19.3 million and $141.0 million were contributed by new acquisitions in 1999 and 1998, respectively.

      Consumer information operating revenues increased 19.7% in 1999 over 1998 and 35.6% in 1998 over 1997. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, increased market share and acquisition activity. Operating revenues of $8.1 million and $3.5 million were contributed by new acquisitions in 1999 and 1998, respectively.

Investment and other income - Investment and other income decreased $24.8 million in 1999 from 1998 and increased $47.7 million in 1998 over 1997. The decrease in 1999 from 1998 was primarily due to an investment gain of $32.4 million recognized in 1998 relating to the joint venture agreement with Experian, offset in part by a 24.8% increase in the average investment portfolio balance and a $5.2 million gain resulting from stock received in the demutualization of a life insurance company which insures a large portion of the Company's corporate-owned life insurance portfolio. The increase in 1998 over 1997 was primarily attributable to the investment gain of $32.4 million mentioned above, as well as a 36.9% increase in the average investment portfolio balance due to the investment of excess cash flow from operations and a portion of the proceeds from the Company's $100 million senior debentures (see Note 8 to consolidated financial statements).

Salaries and other personnel costs - A summary by segment of the Company's salaries and other personnel costs is as follows:

(in thousands, except percentages)     1999        %        1998        %        1997        %
                                   ----------   ----      --------   ----      --------    ---
Title Insurance                    $  729,720     71      $659,289     70      $498,424     73
Real Estate Information               231,696     22       221,237     23       132,170     19
Consumer Information                   59,106      6        51,425      6        40,879      6
Corporate                              14,250      1        13,562      1        10,979      2
                                   ----------   ----      --------   ----      --------    ---
                                   $1,034,772    100      $945,513    100      $682,452    100
                                   ==========   ====      ========   ====      ========    ---

      The Company's title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment's growth in operations that specialize in builder and lender business has created ongoing fixed costs required to service accounts.

      Title insurance personnel expenses increased 10.7% in 1999 over 1998 and 32.3% in 1998 over 1997. The increase in 1999 over 1998 was primarily due to the relatively high number of employees added during the latter part of 1998 and the beginning of 1999 in order to service the volume of orders processed during those periods. The Company initiated personnel and other cost reduction programs in response to the subsequent decrease in business volume. During the fourth quarter and full year 1999, title insurance staffing levels were reduced by approximately 6% and 14%, respectively; however, because of separation costs, the benefits of the fourth quarter reductions will not be fully realized until 2000. Contributing to the increase in salaries and other personnel costs in 1999 were $20.8 million of personnel costs associated with new acquisitions.
The increase in 1998 over 1997 was primarily attributable to the costs incurred servicing the increasing volume of business and $63.0 million of personnel costs associated with new acquisitions, offset in part by productivity gains as measured by new orders per person. Contributing to the increases for both 1999 and 1998 was an increased volume of labor-intensive residential resale transactions. The Company's direct title operations opened 1,334,100, 1,585,400 and 1,173,300 title orders in 1999, 1998 and 1997, respectively, representing a decrease of 15.9% in 1999 from 1998 and an increase of 35.1% in 1998 over 1997.

     Real estate information personnel expenses increased 4.7% in 1999 over 1998 and 67.4% in 1998 over 1997. The increase in 1999 over 1998 was primarily attributable to $7.6 million of personnel costs associated with new acquisitions and costs incurred in connection with Y2K. The increase in 1998 over 1997 was primarily due to costs incurred servicing the increase in business volume and $61.9 million of costs associated with new acquisitions. Contributing to the increases in both 1999 and 1998 were higher overhead costs attributable to the integration of new acquisitions and costs associated with in-house development of new electronic communication delivery systems for information-based products to interface with customer needs.

     Consumer information personnel expenses increased 14.9% in 1999 over 1998 and 25.8% in 1998 over 1997. These increases were primarily attributable to additional personnel required to service the increased business volume and acquisition activity. Personnel expenses associated with new acquisitions were $2.7 million and $1.1 million for 1999 and 1998 respectively.

Premiums retained by agents - A summary of agent retention and agent revenues is as follows:

(in thousands, except percentages)        1999          1998           1997
                                       ----------    -----------    ----------

Agent Retention                        $  871,036       $773,030      $563,137
                                       ==========    ===========    ==========

Agent Revenues                         $1,086,746       $965,228      $700,193
                                       ==========    ===========    ==========

% Retained by Agents                         80.2%          80.1%         80.4%
                                       ==========    ===========    ==========

     The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents may vary due to the geographical mix of revenues from agency operations.

Other operating expenses - A summary by segment of the Company's other operating expenses is as follows:


(in thousands, except percentages)          1999       %         1998       %        1997       %
                                          --------   ----      --------   ----      --------   ----
Title Insurance                           $327,182     48      $307,055     49      $247,579     56
Real Estate Information                    249,987     37       253,695     40       146,671     34
Consumer Information                        72,996     11        58,243      9        32,835      8
Corporate                                   28,691      4        14,424      2        10,591      2
                                          --------   ----      --------   ----      --------   ----
                                          $678,856    100      $633,417    100      $437,676    100
                                          ========   ====      ========   ====      ========   ====

     Title insurance other operating expenses (principally direct operations) increased 6.6% in 1999 over 1998 and 24.0% in 1998 over 1997. The increase in 1999 over 1998 was primarily due to $9.7 million of costs associated with new acquisitions, Y2K expenses of $5.8 million, a $2.5 million charge resulting from a previously announced fine imposed by the California insurance commissioner, approximately $2.0 million in impaired asset write-offs, and general price-level increases, offset in part by a reduction in certain incremental costs associated with the decline in title order volume. The increase in 1998 over 1997 was primarily attributable to an increase in the incremental costs associated with the increased order volume, marginal price-level increases, Y2K costs and acquisition activity.

     Real estate information other operating expenses decreased 1.5% in 1999 from 1998 and increased 73% in 1998 over 1997. The decrease in 1999 from 1998 was primarily due to a reduction in costs resulting from the Company's cost-containment programs initiated in response to the decline in business volume, offset in part by $6.9 million of costs associated with new acquisitions and Y2K expenses of $19.0 million. The increase in 1998 over 1997 was primarily attributable to costs incurred servicing the increased business activity, as well as $60.6 million of other operating costs relating to new acquisitions, offset in part by cost-containment programs.

     Consumer information other operating expenses increased 25.3% in 1999 over 1998 and 77.4% in 1998 over 1997. These increases were primarily attributable to costs incurred servicing the increased business volume, as well as acquisition activity. Other operating expenses associated with new acquisitions were $3.3 million in 1999 and $1.8 million in 1998.

     Corporate other operating expenses increased 98.9% in 1999 over 1998 and 36.2% in 1998 over 1997. The increase in 1999 over 1998 was primarily attributable to $10.8 million of nonrecurring merger-related charges incurred in the NAIG acquisition. The increase in 1998 over 1997 was primarily due to increased costs associated with supporting the overall growth of the Company's businesses.

Provision for title losses and other claims - A summary by segment of the Company's provision for title losses and other claims is as follows:

(in thousands, except percentages)      1999        %        1998        %        1997       %
                                      --------   ----      --------   ----      -------   ----
Title Insurance                       $ 65,925     57      $ 68,697     55      $52,924     55
Real Estate Information                 10,391      9        17,428     14        8,806      9
Consumer Information                    39,902     34        38,053     31       35,075     36
                                      --------   ----      --------   ----      -------   ----
                                      $116,218    100      $124,178    100      $96,805    100
                                      ========   ====      ========   ====      =======   ====

     The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 3.1% in 1999, 3.3% in 1998 and 3.6% in 1997. These decreases reflect ongoing improvement in title insurance claims experience. The provision for consumer information losses principally reflects home warranty claims, and to a lesser extent, property and casualty insurance claims. The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 49.8% in 1999, 56.2% in 1998 and 58.3% in 1997. This decreasing trend reflects the relative change in the average number of claims per contract experienced during these periods. The provision for property and casualty insurance losses expressed as a percentage of property and casualty insurance operating revenues approximated 32.5% for the three-year period ended December 31, 1999.

Depreciation and amortization - Depreciation and amortization, as well as capital expenditures, are summarized in Note 19 to the consolidated financial statements.

Premium taxes - A summary by pertinent segment of the Company's premium taxes is as follows:

(in thousands, except percentages)                  1999      %        1998       %        1997       %
                                                  -------   ----      -------   ----      -------   ----
Title Insurance                                   $21,265     93      $19,959     94      $16,034     93
Consumer Information                                1,632      7        1,376      6        1,204      7
                                                  -------   ----      -------   ----      -------   ----
                                                  $22,897    100      $21,335    100      $17,238    100
                                                  =======   ====      =======   ====      =======   ====

     Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a "premium" tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company's underwritten title company (noninsurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company's total tax burden at the state level is composed of a combination of premium taxes and state income taxes. Premium taxes attributable to title insurance operations, as a percentage of title insurance operating revenues, were approximately 1% for the three- year period ended December 31, 1999.

Interest - Interest expense decreased 8.9% in 1999 from 1998 and increased 85.5% in 1998 over 1997. The decrease in 1999 from 1998 was primarily due to $2.5 million of capitalized interest expense related to the development of internal-use software and the construction of the Company's new corporate headquarters, offset in part by increased interest expense associated with debt incurred in connection with company acquisitions. The increase in 1998 over 1997 was primarily due to $5.5 million of interest expense related to the 7.55% senior debentures issued in April 1998, as well as incremental interest expense of $2.8 million related to the mandatorily redeemable preferred securities (outstanding for the full year 1998).

Income before income taxes, minority interests and cumulative effect of a change in accounting principle - A summary by segment is as follows:

(in thousands, except percentages)                1999        %         1998        %         1997        %
                                                --------    ----      --------    ----      --------    ----
Title Insurance                                 $128,738      58      $227,906      62      $ 79,602      56
Real Estate Information                           54,914      25       110,069      30        40,608      28
Consumer Information                              38,080      17        28,455       8        22,134      16
                                                --------    ----      --------    ----      --------    ----
                                                 221,732     100       366,430     100       142,344     100
                                                            ====                  ====                  ====
Corporate                                        (51,760)               (1,379)              (27,967)
                                                --------              --------              --------
                                                $169,972              $365,051              $114,377
                                                ========              ========              ========

     The Company's profit margins vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. For example, in title insurance operations, commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Further, profit margins from refinancing activities are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for, refinancing transactions. Cancellations of title orders adversely affect profits because costs are incurred in opening and processing such orders but revenues are not generated. Also, the Company's direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company's direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increases. Consumer information profits increase as the volume of transactions increases and are not affected by real estate activity. In general, the title insurance business is a lower-margin business when compared to the Company's other segments. The lower margins reflect the high fixed cost of producing title evidence, whereas the corresponding revenues are subject to regulatory and competitive pricing constraints.

     The increase in net corporate expenses in 1999 over 1998 was primarily due to an investment gain of $32.4 million recognized in 1998 relating to the joint venture agreement with Experian; and in 1999, $10.8 million of nonrecurring merger-related charges incurred in the NAIG acquisition; and decreased equity in earnings of unconsolidated subsidiaries. The decrease in net corporate expenses in 1998 from 1997 was primarily attributable to the investment gain of $32.4 million mentioned above.

Income taxes - The Company's effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 36.7%, 35.2% and 37.5% for 1999, 1998 and 1997, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company's non insurance subsidiaries' contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 10 to the consolidated financial statements.

Minority interests -Minority interests in net income of consolidated subsidiaries decreased $16.0 million in 1999 from 1998 and increased $31.3 million in 1998 over 1997. These fluctuations were primarily due to the relative change in the operating results of the Company's joint venture with Experian.

Net income - Net income and per share information are summarized as follows:

(in thousands, except per share amounts)    1999      1998      1997
                                          -------   --------  -------
Income before cumulative effect
of a change in accounting
    for tax service contracts             $88,643   $201,527  $67,765
                                          =======   ========  =======
Net income                                $33,003   $201,527  $67,765
                                          =======   ========  =======

Per share of common stock:
  Income before cumulative effect
    of a change in accounting:
     for tax service contracts
          Basic                           $  1.37   $   3.35  $  1.19
                                          =======   ========  =======

          Diluted                         $  1.34   $   3.21  $  1.16
                                          =======   ========  =======

  Net income:
          Basic                           $  0.51   $   3.35  $  1.19
                                          =======   ========  =======

          Diluted                         $  0.50   $   3.21  $  1.16
                                          =======   ========  =======

Weighted average shares:
          Basic                            64,669     60,194   57,092
                                          =======   ========  =======

          Diluted                          66,351     62,720   58,482
                                          =======   ========  =======

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities amounted to $173.2 million, $361.6 million and $117.4 million for 1999, 1998 and 1997, respectively, after net claim payments of $119.3 million, $100.9 million and $88.1 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 1999, were for capital expenditures, additions to the investment portfolio, company acquisitions in 1999 and 1997, dividends and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the sales and maturities of certain investments, proceeds in 1999 from the sale-leaseback of certain property and equipment, proceeds in 1998 from the issuance of senior debentures and proceeds in 1997 from the issuance of mandatorily redeemable preferred securities. The net effect of all activities on total cash and cash equivalents was a decrease of $31.3 million for 1999, an increase of $197.9 million for 1998 and an increase of $8.3 million for 1997.

     On April 7, 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 1, 2028. The Company used a portion of the net proceeds from the sale to repay certain obligations and purchase land for the Company's new corporate facilities. The remaining proceeds were invested in debt and equity securities.

     On July 2, 1999, the Company increased its lines of credit to $175.0 million. Pursuant to the terms of the credit agreements, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The lines of credit are currently unused.

     Notes and contracts payable, as a percentage of total capitalization, was 16.4%, as of December 31, 1999, as compared with 13% as of the prior year end. This increase was primarily attributable to debt incurred in connection with company acquisitions, offset, in part, by an increase in the capital base primarily due to shares issued in connection with company acquisitions and net income for the period. Notes and contracts payable are more fully described in
Note 8 to the consolidated financial statements.

     Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2000 from its insurance subsidiaries is $133.1 million. Such restrictions have not had, nor are they expected to have, an impact on the Company's ability to meet its cash obligations.

     During the latter part of 1999, the Company successfully completed its Y2K plan. The plan, which was created with the help of an outside consulting firm in January 1997, was completed at a total cost of $40.0 million.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The Company's primary exposure to market risk relates to interest rate risk associated with certain other financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 1999, the Company had equity securities with a book value of $25.2 million and fair value of $39.3 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company's financial condition or results of operations.

                                                                                                                            Fair
(in thousands)                          2000        2001        2002        2003         2004    Thereafter      Total      Value
-------------------------------------------------------------------------------------------------------------  ---------------------
Interest-Rate Sensitive Assets
------------------------------
Deposits with Savings and
   Loan Associations and Banks
     Book Value                        $32,225                                                                 $ 32,225    $ 32,225
     Average Interest Rate                4.12%                                                                              100.00%

Debt Securities
     Book Value                        $15,476     $38,736     $13,217     $16,168       $6,507     $143,175   $233,279    $226,369
     Average Interest Rate                5.97%       6.16%       5.95%       5.84%        6.06%        5.66%                 97.04%

Loans Receivable
     Book Value                        $ 2,867     $ 4,744     $ 2,580     $ 2,892      $ 1,924     $ 72,331   $ 87,338    $ 87,714
     Average Interest Rate                7.24%      10.25%       9.54%       8.81%       10.12%        9.32%                100.43%

Interest-Rate Sensitive Liabilities
-----------------------------------
Variable Rate Demand Deposits
     Book Value                        $11,117                                                                 $ 11,117    $ 11,117
     Average Interest Rate                4.45%                                                                              100.00%

Fixed Rate Demand Deposits
     Book Value                        $51,976     $12,038     $ 2,777     $ 2,253      $   682                $ 69,726    $ 69,510
     Average Interest Rate                5.98%       5.94%       5.80%       5.83%        6.03%                              99.69%

Notes and Contracts Payable
     Book Value                        $23,004     $21,203     $13,982     $12,260      $ 9,893     $116,473   $196,815    $195,700
     Average Interest Rate                7.63%       7.63%       7.88%       7.98%        7.66%        7.52%                 99.41%

Mandatorily Redeemable
   Preferred Securities
     Book Value                                                                                     $100,000   $100,000    $100,000
     Average Interest Rate                                                                              8.50%                100.00%

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.


                                     INDEX
                                     -----

                                                                                  Page No.
                                                                                  -------
Report of Independent Accountants                                                    22
Financial Statements:
     Consolidated Balance Sheets                                                     23
     Consolidated Statements of Income                                               25
     Consolidated Statements of Stockholders' Equity                                 26
     Consolidated Statements of Cash Flows                                           27
     Notes to Consolidated Financial Statements                                      28
Unaudited Quarterly Financial Data                                                   44
Financial Statement Schedules:
     I.    Summary of Investments - Other than Investments in Related Parties        45
     III.  Supplementary Insurance Information                                       46
     IV.   Reinsurance                                                               48
     V.    Valuation and Qualifying Accounts                                         49

     Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Financial Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of recognizing revenue for tax service contracts in 1999.


PricewaterhouseCoopers LLP
Costa Mesa, California
February 15, 2000

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                   December 31
                                                                          1999                     1998
------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                          $  350,010,000          $  381,293,000
------------------------------------------------------------------------------------------------------------
  Accounts and accrued income receivable,
    less allowances ($13,669,000 and $10,715,000)                       180,824,000             201,165,000
------------------------------------------------------------------------------------------------------------
  Income taxes receivable                                                 8,606,000
------------------------------------------------------------------------------------------------------------
  Investments:
    Deposits with savings and loan associations and banks                32,225,000              39,480,000
    Debt securities                                                     226,369,000             235,628,000
    Equity securities                                                    39,266,000              32,573,000
    Other long-term investments                                          86,686,000              63,244,000
------------------------------------------------------------------------------------------------------------
                                                                        384,546,000             370,925,000
------------------------------------------------------------------------------------------------------------
  Loans receivable                                                       87,338,000              72,035,000
------------------------------------------------------------------------------------------------------------
  Property and equipment, at cost:
    Land                                                                 41,662,000              34,578,000
    Buildings                                                           145,204,000             112,664,000
    Furniture and equipment                                             379,975,000             356,338,000
    Less - accumulated depreciation                                    (173,527,000)           (181,489,000)
------------------------------------------------------------------------------------------------------------
                                                                        393,314,000             322,091,000
------------------------------------------------------------------------------------------------------------
  Title plants and other indexes                                        250,723,000             216,711,000
------------------------------------------------------------------------------------------------------------
  Assets acquired in connection with claim settlements                   24,196,000              17,051,000
------------------------------------------------------------------------------------------------------------
  Deferred income taxes                                                  48,284,000              16,324,000
------------------------------------------------------------------------------------------------------------
  Goodwill and other intangibles, less accumulated
    amortization ($27,707,000 and $20,434,000)                          284,390,000             187,106,000
------------------------------------------------------------------------------------------------------------
  Other assets                                                          104,183,000              68,030,000
------------------------------------------------------------------------------------------------------------
                                                                     $2,116,414,000          $1,852,731,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         December 31
                                                                              1999                          1998
--------------------------------------------------------------------------------------------------------------------
Demand deposits                                                        $   80,843,000                $   67,404,000
--------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued liabilities:
    Accounts payable                                                       38,899,000                    21,887,000
    Salaries and other personnel costs                                     78,803,000                    88,579,000
    Pension costs                                                          65,796,000                    50,100,000
    Other                                                                  97,200,000                   104,268,000
--------------------------------------------------------------------------------------------------------------------
                                                                          280,698,000                   264,834,000
--------------------------------------------------------------------------------------------------------------------
Deferred revenue                                                          279,766,000                   119,202,000
--------------------------------------------------------------------------------------------------------------------
Reserve for known and incurred but not reported claims                    273,724,000                   272,921,000
--------------------------------------------------------------------------------------------------------------------
Income taxes payable                                                                                     22,734,000
--------------------------------------------------------------------------------------------------------------------
Notes and contracts payable                                               196,815,000                   143,466,000
--------------------------------------------------------------------------------------------------------------------
Minority interests in consolidated subsidiaries                            88,577,000                    99,905,000
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 13)
--------------------------------------------------------------------------------------------------------------------
Mandatorily Redeemable Preferred Securities of the Company's
   Subsidiary Trust Whose Sole Assets Are the Company's $100,000,000
   8.5% Deferrable Interest Subordinated Notes Due 2012 (Note 14)         100,000,000                   100,000,000
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, $1 par value
       Authorized - 500,000 shares; Outstanding - None
    Common stock, $1 par value (Note 15)
      Authorized - 108,000,000 shares
      Outstanding - 65,068,000 and 63,120,000 shares                       65,068,000                    63,120,000
  Additional paid-in capital                                              184,759,000                   146,624,000
  Retained earnings                                                       561,946,000                   544,783,000
Accumulated other comprehensive income (Note 16)                            4,218,000                     7,738,000
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                815,991,000                   762,265,000
--------------------------------------------------------------------------------------------------------------------
                                                                       $2,116,414,000                $1,852,731,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                      Year Ended December 31
                                                                           1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Operating revenues                                                  $ 2,936,196,000    $ 2,867,107,000    $ 1,932,905,000
  Investment and other income                                              51,973,000         76,773,000         29,096,000
---------------------------------------------------------------------------------------------------------------------------
                                                                        2,988,169,000      2,943,880,000      1,962,001,000
---------------------------------------------------------------------------------------------------------------------------

Expenses
  Salaries and other personnel costs                                    1,034,772,000        945,513,000        682,452,000
  Premiums retained by agents                                             871,036,000        773,030,000        563,137,000
  Other operating expenses                                                678,856,000        633,417,000        437,676,000
  Provision for title losses and other claims                             116,218,000        124,178,000         96,805,000
  Depreciation and amortization                                            77,031,000         62,263,000         40,025,000
  Premium Taxes                                                            22,897,000         21,335,000         17,238,000
  Interest                                                                 17,387,000         19,093,000         10,291,000
---------------------------------------------------------------------------------------------------------------------------
                                                                        2,818,197,000      2,578,829,000      1,847,624,000
---------------------------------------------------------------------------------------------------------------------------

Income before income taxes, minority interests and cumulative effect      169,972,000        365,051,000        114,377,000
   of a change in accounting principle
Income taxes                                                               62,300,000        128,512,000         42,936,000
---------------------------------------------------------------------------------------------------------------------------
Income before minority interests and cumulative effect of a change        107,672,000        236,539,000         71,441,000
   in accounting principle
Minority interests                                                         19,029,000         35,012,000          3,676,000
---------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in accounting principle        88,643,000        201,527,000         67,765,000
Cumulative effect of a change in accounting for tax service
   contracts, net of income taxes and minority interests (Note 1)         (55,640,000)
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                 33,003,000        201,527,000         67,765,000
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax (Note 16):
   Unrealized gain(loss) on securities                                     (4,283,000)         3,269,000          2,751,000
   Minimum pension liability adjustment                                       763,000         (1,206,000)
---------------------------------------------------------------------------------------------------------------------------
                                                                           (3,520,000)         2,063,000          2,751,000
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                  $    29,483,000    $   203,590,000    $    70,516,000

Per share amounts:
   Basic:
      Income before cumulative effect of a change
         in accounting for tax service contracts                      $          1.37    $          3.35    $          1.19
      Cumulative effect of a change in accounting for
         tax service contracts                                                   (.86)
---------------------------------------------------------------------------------------------------------------------------
      Net income                                                      $           .51    $          3.35    $          1.19
---------------------------------------------------------------------------------------------------------------------------
   Diluted:
      Income before cumulative effect of a change in accounting
         for tax service contracts                                    $          1.34    $          3.21    $          1.16
      Cumulative effect of a change in accounting for
         tax service contracts                                                   (.84)
---------------------------------------------------------------------------------------------------------------------------
      Net income                                                      $           .50    $          3.21    $          1.16
---------------------------------------------------------------------------------------------------------------------------
   Weighted-average common shares outstanding:
      Basic                                                                64,669,000         60,194,000         57,092,000
      Diluted                                                              66,351,000         62,720,000         58,482,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              Accumulated
                                                                                  Additional                      other
                                                                   Common          paid-in        Retained    comprehensive
                                                       Shares       Stock          capital        earnings        income
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         56,966,000  $ 56,966,000   $ 21,621,000   $ 303,420,000   $ 2,924,000
Net income for 1997                                                                               67,765,000
Cash dividends on common shares                                                                  (14,035,000)
Shares issued in connection with
     company acquisitions                                48,000        48,000        500,000
Shares issued in connection with
     benefit and savings plans                          718,000       718,000      5,268,000
Purchase of company shares                             (546,000)     (546,000)    (4,617,000)
Other comprehensive income                                                                                       2,751,000
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                         57,186,000    57,186,000     22,772,000     357,150,000     5,675,000
Net income for 1998                                                                              201,527,000
Cash dividends on common shares                                                                  (13,894,000)
Shares issued in connection with
     company acquisitions                             4,458,000     4,458,000    100,854,000
Shares issued in connection with
     benefit and savings plans                        1,476,000     1,476,000     22,998,000
Other comprehensive income                                                                                       2,063,000
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         63,120,000    63,120,000    146,624,000     544,783,000     7,738,000
Net income for 1999                                                                               33,003,000
Cash dividends on common shares                                                                  (15,840,000)
Shares issued in connection with
     company acquisitions                             1,398,000     1,398,000     27,195,000
Shares issued in connection with
     benefit and savings plans                          794,000       794,000     13,789,000
Purchase of company shares                             (244,000)     (244,000)    (2,849,000)
Other comprehensive loss                                                                                        (3,520,000)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         65,068,000  $ 65,068,000  $ 184,759,000   $ 561,946,000   $ 4,218,000

                 See Notes to Consolidated Financial Statements.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   Demutualization
   Cumulative effect                                                                          Year Ended December 31
                                                                                      1999             1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                      $  33,003,000    $ 201,527,000     $  67,765,000
  Adjustments to reconcile net income to cash provided by operating activities-
      Provision for title losses and other claims                                   116,218,000      124,178,000        96,805,000
      Depreciation and amortization                                                  77,031,000       62,263,000        40,025,000
      Minority interests in net income                                               19,029,000       35,012,000         3,676,000
      Cumulative effect of a change in accounting principle (Note 1)                 55,640,000
      Investment gain                                                                (5,160,000)     (32,449,000)
      Other, net                                                                     (1,164,000)       2,226,000           933,000
  Changes in assets and liabilities excluding effects of
      company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries                    (119,279,000)    (100,855,000)      (88,085,000)
      Net change in income tax accounts                                             (26,895,000)      34,382,000        12,097,000
      Decrease (increase) in accounts and accrued income receivable                  27,037,000      (42,570,000)      (28,700,000)
      Increase in accounts payable and accrued liabilities                            1,745,000       71,075,000        10,025,000
      Increase in deferred revenue                                                   25,189,000       10,203,000         8,674,000
      Other, net                                                                    (29,175,000)      (3,437,000)       (5,768,000)
----------------------------------------------------------------------------------------------------------------------------------
  Cash provided by operating activities                                             173,219,000      361,555,000       117,447,000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                              (73,700,000)       8,953,000       (59,217,000)
  Net decrease (increase) in deposits with banks                                      7,648,000       (3,771,000)       (7,355,000)
  Purchases of debt and equity securities                                           (92,463,000)    (144,388,000)     (136,623,000)
  Proceeds from sales of debt and equity securities                                  88,219,000       32,302,000        39,240,000
  Proceeds from maturities of debt securities                                        21,789,000       36,729,000        78,948,000
  Net decrease (increase) in other long-term investments                              6,797,000       (1,580,000)       (1,117,000)
  Net increase in loans receivable                                                  (15,303,000)      (8,657,000)       (9,122,000)
  Capital expenditures                                                             (212,588,000)    (160,526,000)      (77,976,000)
  Net proceeds from sale of property and equipment                                   86,037,000        3,361,000         1,646,000
----------------------------------------------------------------------------------------------------------------------------------
  Cash used for investing activities                                               (183,564,000)    (237,577,000)     (171,576,000)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits                                                    13,439,000        4,929,000        11,154,000
  Proceeds from issuance of notes                                                                      4,740,000         9,268,000
  Repayment of debt                                                                 (14,897,000)     (28,058,000)      (41,965,000)
  Proceeds from issuance of senior debentures                                                         99,456,000
  Proceeds from the issuance of mandatorily redeemable preferred securities                                            100,000,000
  Purchase of Company shares                                                         (3,093,000)                        (5,163,000)
  Proceeds from exercise of stock options                                             4,350,000        3,413,000         2,482,000
  Proceeds from issuance of stock to employee savings plan                            4,794,000       18,144,000           980,000
  Distributions to minority shareholders                                             (9,691,000)     (14,762,000)         (299,000)
  Cash dividends                                                                    (15,840,000)     (13,894,000)      (14,035,000)
----------------------------------------------------------------------------------------------------------------------------------
  Cash (used for) provided by financing activities                                  (20,938,000)      73,968,000        62,422,000
----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase  in cash and cash equivalents                               (31,283,000)     197,946,000         8,293,000
Cash and cash equivalents - Beginning of year                                       381,293,000      183,347,000       175,054,000
----------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents - End of year                                        $  350,010,000   $  381,293,000    $ 183,347,000
----------------------------------------------------------------------------------------------------------------------------------
Supplemental information:
  Cash paid during the year for:
    Interest                                                                      $  19,454,000    $  17,429,000     $   8,608,000
    Premium taxes                                                                 $  27,527,000    $  18,433,000     $  18,103,000
    Income taxes                                                                  $  91,926,000    $  97,474,000     $  32,865,000
  Noncash investing and financing activities:
    Shares issued for benefits plans                                              $   5,439,000    $   2,917,000     $   2,524,000
    Company acquisitions in exchange for common stock                             $  28,593,000    $ 105,312,000     $     548,000
    Liabilities in connection with company acquisitions                           $  96,305,000    $ 118,718,000     $  48,294,000

                See Notes to Consolidated Financial Statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
Description of the Company:

          The First American Financial Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company's three primary business segments are title insurance and services, real estate information and services and consumer information and services. The title insurance segment issues residential and commercial title insurance policies, and provides escrow services, equity loan services, tax-deferred exchanges and other related products. The real estate information segment provides tax monitoring, mortgage credit reporting, property data services, flood certification, field inspection services, appraisal services, mortgage loan servicing systems and mortgage document preparation. The consumer information segment provides home warranties, property and casualty insurance, resident screening, pre-employment screening, specialized credit reporting, automotive insurance tracking, investment advisory and trust and thrift services.

Significant Accounting Policies:
Principles of consolidation

          The consolidated financial statements include the accounts of The First American Financial Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. All consolidated results reflect the 1999 acquisition of National Information Group accounted for under the pooling-of-interests method of accounting. Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.

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

Property and equipment

          Effective January 1, 1999, the Company adopted Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties. The adoption of SOP 98-1 did not have a material effect on the Company's financial condition or results of operations.

          Furniture and equipment includes computer software acquired and developed for internal use and for use with the Company's products. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

          Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 45 and three to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of three to 10 years.

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

Goodwill and other intangibles

          Goodwill recognized in business combinations is amortized over its estimated useful life ranging from 20 to 40 years. Other intangibles, which include customer lists and covenants not to compete are amortized over their estimated useful lives, ranging from three to 20 years. The Company periodically evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives.

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

          A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent.

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

          The Company provides for claims losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per claim is calculated using the average of the most recent 12 months of claims experience.

Operating revenues

Title insurance - Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent.

Real estate information - In December 1999, the Company adopted Staff Accounting Bulletin No. 101 (SAB), "Revenue Recognition in Financial Statements." The SAB, which became effective January 1, 1999, applies to the Company's tax service operations and requires the deferral of the tax service fee and the recognition of that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company periodically reviews its tax service contract portfolio to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. SAB No. 101 finalizes a series of changes instituted by the Securities and Exchange Commission concerning revenue recognition policies. As a result of adopting the SAB, in 1999, the Company reported a charge of $55.6 million, net of income taxes and minority interests, as a cumulative change in accounting principle, reduced net income by $10.9 million, or $.16 per diluted share and restated its quarterly information. Assuming the SAB had been adopted on January 1, 1997, pro forma net income and net income per diluted share for 1998 and 1997 would have been $188.3 million, or $3.00, and $59.8 million, or $1.02, respectively.

Consumer Information - Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Interest on loans with the Company's thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan.

Premium taxes

          Title insurance, property and casualty insurance and home warranty companies, like other types of insurers, are generally not subject to state income or franchise taxes. However, in lieu thereof, most states impose a tax based primarily on insurance premiums written. This premium tax is reported as a separate line item in the consolidated statements of income in order to provide a more meaningful disclosure of the taxation of the Company.

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

Risk of real estate market

          Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, the Company's revenues can be adversely affected during periods of high interest rates and/or limited money supply.

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

NOTE 2.
Statutory Restrictions on Investments and Stockholders' Equity:

          Investments carried at $16.5 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 1999.

          Pursuant to insurance and other regulations of the various states in which the Company's insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2000 is $133.1 million.

          The Company's title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $394.2 million and $301.6 million at December 31, 1999 and 1998, respectively. Statutory net income for the years ended December 31, 1999, 1998 and 1997 was $71.2 million, $137.3 million and $35.9 million, respectively.

NOTE 3.
Debt and Equity Securities:

          The amortized cost and estimated fair value of investments in debt securities are in the table below. The fair value of debt and equity securities was estimated using quoted market prices.

                                                Amortized                   Gross Unrealized                   Estimated
(in thousands)                                    Cost                 Gains                Losses             Fair Value
------------------------------------------------------------------------------------------------------------------------
December 31, 1999
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                          $ 38,049               $  156              $  (345)           $ 37,860
Corporate securities                               135,230                1,542               (4,118)            132,654
Obligations of states and
     political subdivisions                         32,547                   91               (2,293)             30,345
Mortgage-backed securities                          27,453                   21               (1,964)             25,510
------------------------------------------------------------------------------------------------------------------------
                                                  $233,279               $1,810              $(8,720)           $226,369
------------------------------------------------------------------------------------------------------------------------
December 31, 1998
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                          $ 38,056               $1,169              $   (14)           $ 39,211
Corporate securities                                75,840                1,759                  (40)             77,559
Obligations of states and
     political subdivisions                         95,178                2,314                  (48)             97,444
Mortgage-backed securities                          21,405                   77                  (68)             21,414
------------------------------------------------------------------------------------------------------------------------
                                                 $230,479                $5,319              $  (170)           $235,628
------------------------------------------------------------------------------------------------------------------------

          The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturities, are as follows:

                                                            Amortized            Estimated
(in thousands)                                                Cost               Fair Value
--------------------------------------------------------------------------------------------
Due in one year or less                                     $ 15,476             $ 15,488
Due after one year through five years                        106,156              105,616
Due after five years through 10 years                         59,421               56,559
Due after 10 years                                            24,773               23,196
--------------------------------------------------------------------------------------------
                                                             205,826              200,859
Mortgage-backed securities                                    27,453               25,510
--------------------------------------------------------------------------------------------
                                                            $233,279             $226,369
--------------------------------------------------------------------------------------------

     The cost and estimated fair value of investments in equity securities are as follows:

                                                                             Gross Unrealized                 Estimated
(in thousands)                                     Cost                 Gains                Losses           Fair Value
--------------------------------------------------------------------------------------------------------------------------
December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
Preferred stock:
     Other                                         $ 4,339              $     -              $                     $ 4,339
--------------------------------------------------------------------------------------------------------------------------
Common stocks:
     Corporate securities                           20,601               14,633                 (710)               34,524
     Other                                             245                  158                    -                   403
--------------------------------------------------------------------------------------------------------------------------
                                                   $25,185              $14,791              $  (710)              $39,266
--------------------------------------------------------------------------------------------------------------------------
December 31, 1998
--------------------------------------------------------------------------------------------------------------------------
Preferred stock:
     Other                                         $ 4,802              $   164              $   (44)              $ 4,922
--------------------------------------------------------------------------------------------------------------------------
Common stocks:
     Corporate securities                           18,944                9,429               (1,051)               27,322
     Other                                             214                  115                    -                   329
--------------------------------------------------------------------------------------------------------------------------
                                                   $23,960              $ 9,708              $(1,095)              $32,573
--------------------------------------------------------------------------------------------------------------------------

     Sales of debt and equity securities resulted in realized gains of $3.5 million, $1.4 million and $0.7 million; and realized losses of $1.6 million, $0.2 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 4.
Loans Receivable:

     Loans receivable are summarized as follows:

                                                                              December 31
(in thousands)                                                                    1999                     1998
----------------------------------------------------------------------------------------------------------------
Real estate-mortgage                                                             $89,421                 $74,093
Other                                                                                 94                     107
                                                                                  89,515                  74,200
----------------------------------------------------------------------------------------------------------------
Unearned income on lease contracts                                                   (11)                    (15)
Allowance for loan losses                                                           (905)                 (1,150)
Participations sold                                                                 (983)                   (770)
Deferred loan fees, net                                                             (278)                   (230)
                                                                                 $87,338                 $72,035
----------------------------------------------------------------------------------------------------------------

     Real estate loans are secured by properties located in California. The average yield on the Company's loan portfolio was 10% for the years ended December 31, 1999 and 1998. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

     The fair value of loans receivable was $87.7 million and $72.2 million at December 31, 1999 and 1998, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

     The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

NOTE 5.
Assets Acquired in Connection with Claim Settlements:

                                            December 31
(in thousands)                        1999              1998
-------------------------------------------------------------
Notes receivable                    $10,863           $11,833
Real estate                           2,720             4,880
Judgments and other                  10,613               338
-------------------------------------------------------------
                                    $24,196           $17,051
-------------------------------------------------------------

     The above amounts are net of valuation reserves of $4.9 million and $12.3 million at December 31, 1999 and 1998, respectively.

     The fair value of notes receivable was $11.1 million and $12.2 million at December 31, 1999 and 1998, respectively, and was estimated based on the discounted value of future cash flows using the current rates at which similar loans would be made to borrowers of similar credit quality.

     The activity in the valuation reserve is summarized as follows:


                                            December 31
(in thousands)                        1999              1998
-------------------------------------------------------------
Balance at beginning of year        $12,256           $11,135
Valuation reserve adjustments        (6,093)            3,951
Dispositions                         (1,307)           (2,830)
--------------------------------------------------------------
Balance at end of year              $ 4,856           $12,256
--------------------------------------------------------------

NOTE 6.
Demand Deposits:

          Passbook and investment certificate accounts are summarized as follows:

                                                December 31
(in thousands except percentages)       1999                     1998
----------------------------------------------------------------------
Passbook accounts                     $11,117                  $12,502
----------------------------------------------------------------------
Certificate accounts:
     Less than one year                51,976                   33,980
     One to five years                 17,750                   20,922
----------------------------------------------------------------------
                                       69,726                   54,902
----------------------------------------------------------------------
                                      $80,843                  $67,404
----------------------------------------------------------------------
Annualized interest rates:
     Passbook accounts                   4%-5%                    4%-5%
     Certificate accounts                5%-8%                    5%-8%


          The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $69.5 million and $55.4 million at December 31, 1999 and 1998, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

NOTE 7.
Reserve for Known and Incurred But Not Reported Claims:

          Activity in the reserve for known and incurred but not reported claims is summarized as follows:


                                                    December 31
(in thousands)                            1999          1998          1997
----------------------------------------------------------------------------
Balance at beginning of year            $272,921      $254,058      $247,443
----------------------------------------------------------------------------
Provision related to:
     Current year                        122,311       121,118        92,009
     Prior years                          (6,093)        3,060         4,796
----------------------------------------------------------------------------
                                         116,218       124,178        96,805
----------------------------------------------------------------------------
Payments related to:
     Current year                         58,915        52,164        43,226
     Prior years                          54,029        46,359        41,901
----------------------------------------------------------------------------
                                         112,944        98,523        85,127
----------------------------------------------------------------------------
Other                                     (2,471)       (6,792)       (5,063)
----------------------------------------------------------------------------
Balance at end of year                  $273,724      $272,921      $254,058
----------------------------------------------------------------------------

          "Other" primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements. "Other" for 1999 includes $7,955 in purchase accounting adjustments related to Company acquisitions and $11,251 related to Company dispositions. Claims activity associated with reinsurance is not material and, therefore, not presented separately.

NOTE 8.
Notes and Contracts Payable:

                                                              December 31

(in thousands)                                             1999         1998
------------------------------------------------------------------------------
7.55% senior debentures, due April, 2028                 $ 99,486     $ 99,468
Secured notes payable pursuant to amended
     credit agreement                                           -        2,040

Trust deed notes with maturities through
    2007, secured by land and buildings with a net
     book value of $3,437, average rate of 10.5%            3,022        3,952

Other notes and contracts payable with
     maturities through 2007, average rate of 7.5%         94,307       38,006
------------------------------------------------------------------------------
                                                         $196,815     $143,466
------------------------------------------------------------------------------

          In April 1999, the Company paid off the fixed-rate indebtedness portion of the 1997 amended credit agreement. The $75.0 million line of credit established under the amended credit agreement remained in effect. In July 1999, the Company entered into a new credit agreement that provided for an additional $100.0 million line of credit. Under the terms of the credit agreements, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. Both lines of credit expire in July 2002 and were unused at December 31, 1999.

          In April 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 2028. The 30-year bonds were issued at 99.456% of the principal amount.

          The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 1999, are as follows:

(in thousands)        Year
-----------------------------------------------------------
                      2000                      $23,004
                      2001                      $21,203
                      2002                      $13,982
                      2003                      $12,260
                      2004                      $ 9,893


          The fair value of notes and contracts payable was $195.7 million and $130.9 million at December 31, 1999 and 1998, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company's notes and contracts payable was 7.5% at December 31, 1999 and 1998.

NOTE 9.
Investment and Other Income:

          The components of investment and other income are as follows:


(in thousands)                                   1999          1998       1997
------------------------------------------------------------------------------
Interest:
     Cash equivalents and deposits
        with savings and loan
        associations and banks                  $11,921      $10,706   $ 7,051
     Debt securities                             15,199       14,547    11,354
     Other long-term investments                  5,163        7,023     3,550
------------------------------------------------------------------------------
                                                 32,283       32,276    21,955
------------------------------------------------------------------------------

Investment gain                                   5,160       32,449         -
Dividends on marketable equity securities           630          409       469
Equity in earnings of
        unconsolidated affiliates                 3,553        4,614     2,304
Net gain on sales of debt
       and equity securities                      1,854        1,154       445
Other                                             8,493        5,871     3,923
------------------------------------------------------------------------------
                                                $51,973      $76,773   $29,096
------------------------------------------------------------------------------

NOTE 10.
Income Taxes:

          Income taxes are summarized as follows:

(in thousands)                 1999                1998                1997
----------------------------------------------------------------------------
Current:
   Federal                   $51,237            $101,238             $28,491
   State                       7,183              12,520               4,075
----------------------------------------------------------------------------
                              58,420             113,758              32,566
----------------------------------------------------------------------------
Deferred:
   Federal                     3,260              13,584               9,600
   State                         620               1,170                 770
                               3,880              14,754              10,370
----------------------------------------------------------------------------
                             $62,300            $128,512             $42,936
----------------------------------------------------------------------------

Income taxes differ from the amounts computed by applying the federal income tax rate of 35%. A reconciliation of this difference is as follows:


in thousands                  1999                 1998                1997
----------------------------------------------------------------------------
Taxes calculated at
  federal rate               $52,830            $115,514             $38,819
Tax exempt interest income    (1,367)             (1,684)               (839)
Tax effect of minority
  interests                      826               1,273               1,286
State taxes, net of federal
  benefit                      5,071               9,043               3,941
Exclusion of certain meals
  and entertainment expenses   4,519               3,794               2,889
Other items, net                 421                 572              (3,160)
----------------------------------------------------------------------------
                             $62,300            $128,512             $42,936
----------------------------------------------------------------------------

The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:


                                                             December 31

(in thousands)                                           1999           1998
----------------------------------------------------------------------------
Deferred tax assets:
     Deferred revenue                                  $ 67,540      $25,952
     Employee benefits                                   24,892       14,407
     Bad debt reserves                                    7,291        7,412
     Acquisition reserve                                    114          520
     State taxes                                            872        2,262
     Other                                                3,938        6,235
----------------------------------------------------------------------------
                                                        104,647       56,788
----------------------------------------------------------------------------

Deferred tax liabilities:
     Depreciable and amortizable assets                  31,616       21,426
     Investment gain                                     11,357       11,357
     Claims and related salvage                           8,679       (3,139)
     Accumulated other comprehensive income               2,271        4,166
     Other                                                2,440        6,654
----------------------------------------------------------------------------
                                                         56,363       40,464
----------------------------------------------------------------------------
Net deferred tax asset                                 $ 48,284      $16,324
----------------------------------------------------------------------------

NOTE 11.
Employee Benefit Plans:

          The Company has pension and other retirement benefit plans covering substantially all employees. The Company's principal pension plan, amended to be noncontributory effective January 1, 1995, is a qualified defined benefit plan with benefits based on the employee's years of service and the highest five consecutive years' compensation during the last 10 years of employment. The Company's policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has nonqualified, unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are intended to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives.

          Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

          Net periodic pension cost for the Company's pension and other retirement benefit plans includes the following components:


(in thousands)                                     1999        1998     1997
------------------------------------------------------------------------------
Expense:
     Service Cost                                $ 23,726    $14,863   $10,550
     Interest Cost                                 15,376     13,067    11,178
     Actual Return on Plan Assets                 (11,751)    (9,196)   (7,421)
     Amortization of net transition obligation        309        309       309
     Amortization of prior service cost               143        143       143
     Amortization of net loss                       1,746      1,408       945
------------------------------------------------------------------------------
                                                 $ 29,549    $20,594   $15,704
------------------------------------------------------------------------------

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans at:


                                                                           December 31
(in thousands)                                                1999                            1998
-----------------------------------------------------------------------------------------------------------
                                                                    Unfunded                       Unfunded
                                                    Funded        Supplemental     Funded        Supplemental
                                                    Pension          Benefit       Pension         Benefit
                                                     Plans            Plans         Plans           Plans
-----------------------------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at
        beginning of year                          $184,397         $ 38,176      $141,689         $ 32,134
     Service costs                                   22,224            1,502        13,772            1,091
     Interest costs                                  12,451            2,925        10,586            2,481
     Actuarial (gains) losses                       (24,186)             606        23,590            3,895
     Benefits paid                                   (6,711)          (1,633)       (5,240)          (1,425)
-----------------------------------------------------------------------------------------------------------
Projected benefit obligation
        at end of year                              188,175           41,576       184,397           38,176
-----------------------------------------------------------------------------------------------------------
Change in plan assets:
     Plan assets at fair value
        at beginning of year                        141,233                -       109,358                -
     Actual return on plan assets                     9,331                -        26,857                -
     Company contributions                            8,157                -        10,258                -
     Benefits paid                                   (6,711)               -        (5,240)               -
-----------------------------------------------------------------------------------------------------------
Plan assets at fair value
        at end of year                              152,010                -       141,233                -
-----------------------------------------------------------------------------------------------------------
Reconciliation of funded status:
     Funded status of the plans                     (36,165)         (41,576)      (43,164)         (38,176)
     Unrecognized net actuarial loss                    741            9,765        23,543            9,856
     Unrecognized prior
        service cost                                   (367)           1,237          (412)           1,426
     Unrecognized net transition
        (asset) obligation                             (152)             721          (204)           1,081
-----------------------------------------------------------------------------------------------------------
Accrued pension cost                                (35,943)         (29,853)      (20,237)         (25,813)
-----------------------------------------------------------------------------------------------------------
Amounts recognized in the
   statement of financial
   position consist of:
     Accrued benefit liability                      (35,943)         (31,732)      (20,237)         (29,863)
     Intangible asset                                     -            1,198             -            2,194
     Minimum pension
        liability adjustment                              -              681             -            1,856
-----------------------------------------------------------------------------------------------------------
                                                   $(35,943)        $(29,853)     $(20,237)        $(25,813)
-----------------------------------------------------------------------------------------------------------

          The rate of increase in future compensation levels for the plans of 4.5% and the weighted average discount rates of 7.5% and 6.75% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1999 and 1998, respectively. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with projected long-term rates of return of 9%.

          The Company's principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plan holds 5,799,000 and 6,081,000 shares of the Company's common stock, representing 9% and 10% of the total shares outstanding at December 31, 1999 and 1998 respectively.

          The Company also has a Stock Bonus Plan (the Plan) for key employees pursuant to which 154,000, 186,000 and 258,000 common shares were issued in 1999, 1998 and 1997, respectively, resulting in a charge to operations of $3.4 million, $2.7 million and $2.2 million, respectively. The Plan, as amended December 9, 1992, provides that a total of up to 1,350,000 common shares may be awarded in any one year.

          Effective January 1, 1995, the Company adopted The First American Financial Corporation 401(k) Savings Plan (The Savings Plan), which is available to substantially all employees. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes contributions to The Savings Plan based on profitability, as well as contributions of the participants.

The Company's expense related to The Savings Plan amounted to $13.7 million, $14.4 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 12.
Stock Option Plans:

          On April 24, 1996, the Company implemented The First American Financial Corporation 1996 Stock Option Plan (the Stock Option Plan). Under the Stock Option Plan, options are granted to certain employees to purchase the Company's common stock at a price no less than the market value of the shares on the date of the grant. The maximum number of shares that may be subject to options is 11,625,000. Currently outstanding options become exercisable one to five years, and expire 10 years, from the grant date. On April 24, 1997, the Company implemented The First American Financial Corporation 1997 Directors' Stock Plan (the Directors' Plan). The Directors' Plan is similar to the employees' Stock Option Plan, except that the maximum number of shares that may be subject to options is 1,800,000 and the maximum number of shares that may be purchased pursuant to options granted shall not exceed 6,750 shares during any 12-consecutive-month period.

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accounting for its plan, the Company, as allowable under the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:


(in thousands, except per share amounts)    1999          1998         1997
----------------------------------------------------------------------------
Net income:
     As reported                           $33,003      $201,527     $67,765
     Pro forma                             $21,790      $183,845     $66,533

Earnings per share:
     As reported
        Basic                                  .51      $   3.35     $  1.19
        Diluted                                .50      $   3.21     $  1.16

     Pro forma
        Basic                                  .34      $   3.05     $  1.17
        Diluted                                .33      $   2.93     $  1.14


          The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively; dividend yield of 1.5%, 1% and 1.2%; expected volatility of 39.6%, 36% and 38.1%; risk-free interest rate of 5.8%, 5.7% and 6.3%; and expected life of seven years.

Transactions involving stock options are summarized as follows:


                                                                             Weighted
                                                                             Average
                                                             Number         Exercise
(in thousands, except weighted-average exercise price)    Outstanding         Price
-------------------------------------------------------------------------------------
Balance at December 31, 1996                                  3,782           $ 6.55
Granted during 1997                                             400           $11.66
Exercised during 1997                                          (382)          $ 6.51
Forfeited during 1997                                          (351)          $ 8.36
-------------------------------------------------------------------------------------
Balance at December 31, 1997                                  3,449           $ 6.97
Granted during 1998                                           4,305           $23.32
Exercised during 1998                                          (564)          $ 6.52
Forfeited during 1998                                          (283)          $14.16
-------------------------------------------------------------------------------------
Balance at December 31, 1998                                  6,907           $16.94
Granted during 1999                                             224           $17.23
Exercised during 1999                                          (453)          $ 8.54
Forfeited during 1999                                          (400)          $18.61
-------------------------------------------------------------------------------------
Balance at December 31, 1999                                  6,278           $17.37
-------------------------------------------------------------------------------------

The following table summarizes stock options outstanding and exercisable at December 31, 1999:

(shares in thousands)                      Outstanding
----------------------------------------------------------------------
                                             Average          Average
     Range of                                 Life           Exercise
  Exercise Prices        Options          (Years) (a)          Price
----------------------------------------------------------------------
$ 5.69 - $ 8.54            1,977               6.6             $ 5.78
$ 8.77 - $13.15              138               7.0             $10.01
$13.25 - $19.87              321               8.6             $16.45
$20.34 - $30.50            3,816               8.3             $23.63
$32.00 - $33.44               26               8.9             $32.27
                           -------------------------------------------
$ 5.69 - $33.44            6,278               7.0             $17.38
                           -------------------------------------------

(a)  Average contractual life remaining in years

NOTE 13.
Commitments and Contingencies:

          The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 1999, the Company entered into a sale-leaseback agreement with regard to certain furniture and equipment with a net book value of $65.7 million. Proceeds from the sale amounted to $80.1 million and a gain of $14.4 million has been included in deferred revenue and will be amortized over the life of the lease. Under the agreement, the Company agreed to lease the equipment for five years with minimum annual lease payments of $15.2 million. At the end of the term of the lease, the Company has the option to acquire the equipment or return it to the lessor.

          Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are as follows:

(in thousands)                   Year
------------------------------------------------------------
                                 2000               $114,880
                                 2001                 93,747
                                 2002                 77,027
                                 2003                 60,037
                                 2004                 46,901
                                 Later Years          67,915
------------------------------------------------------------
                                                    $460,507
------------------------------------------------------------


Total rental expense for all operating leases and month-to-month rentals was $126.3 million, $110.3 million and $79.7 million for 1999, 1998 and 1997, respectively.

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

NOTE 15.
Stockholders' Equity:

          In December 1999, the Company announced plans to repurchase up to 5% of its then issued and outstanding shares. The amount of any share repurchases will depend on, among other factors, the market performance of the shares; the availability of, and alternate uses of, the Company's funds; and Securities and Exchange Commission regulations. Pursuant to the terms of the repurchase program, the Company had repurchased and retired 140,000 of its issued and outstanding shares as of December 31, 1999.

          On October 23, 1997, the Company adopted a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan, after the close of business on November 15, 1997, each holder of the Company's common shares received a dividend distribution of one Right for each common share held. Each Right entitles the holder thereof to buy a preferred share fraction equal to 1/100,000 of a share of Series A Junior Participating Preferred Shares of the Company at an exercise price of $265 per preferred share fraction. Each fraction is designed to be equivalent in voting and dividend rights to one common share.

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

NOTE 16.
Other Comprehensive Income:

          Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

          Components of other comprehensive income are as follows:


                                                     Minimum    Accumulated
                                     Unrealized      Pension        Other
                                      Gains on      Liability   Comprehensive
(in thousands)                       Securities     Adjustment      Income
-------------------------------------------------------------------------------
Balance at December 31, 1996             2,924                -        2,924
Pretax change                            4,232                -        4,232
Tax expense                             (1,481)               -       (1,481)
----------------------------------------------------------------------------
Balance at December 31, 1997             5,675                -        5,675
Pretax change                            5,028          $(1,856)       3,172
Tax (expense) benefit                   (1,759)             650       (1,109)
----------------------------------------------------------------------------
Balance at December 31, 1998           $ 8,944          $(1,206)     $ 7,738
Pretax change                           (6,591)         $ 1,175       (5,416)
Tax benefit (expense)                    2,308             (412)       1,896
----------------------------------------------------------------------------
Balance at December 31, 1999           $ 4,661          $  (443)     $ 4,218
----------------------------------------------------------------------------

          The change in other unrealized gains (losses) on debt and equity securities includes reclassification adjustments of $3.7 million, $1.2 million and $0.4 million of net realized gains for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 17.
Litigation

          On May 19, 1999, The People of the State of California, Kathleen Connell, Controller of the State of California, and Chuck Quackenbush, Insurance Commissioner of the State of California, filed a class action suit in the Sacramento Superior Court. The action seeks to certify as a class of defendants all "title insurers", all "underwritten title companies" and all "controlled escrow companies" (as those terms are defined in the California Insurance Code)
                                                                --------------
and all "independent escrow companies" (as the term is defined in the California Financial Code) doing business in the State of California from 1970 to the
--------------
present who (i) hold dormant, unclaimed escrow funds; (ii) charged California home buyers and other escrow customers $10.00 or more for delivery services or administrative fees; (iii) charged California home buyers and other escrow customers reconveyance fees and/or (iv) earned interest (or its equivalent) from financial institutions on customers' deposited escrow funds.

          The plaintiffs allege that the defendants unlawfully (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis; (ii) charged California home buyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

          In February 2000, the Company entered into an administrative settlement with the California Department of Insurance (DOI), whereby the DOI released the Company from any further claim of liability as to the Company's receipt of earnings credits or any alleged overcharges for various miscellaneous escrow fee items, such as courier, Federal Express or wire service fees. The DOI further agreed to direct the attorney general to dismiss it as a plaintiff from the action brought by the State of California. In the settlement with the DOI, the Company agreed to (i) make a contribution to a consumer education fund and (ii) accept a new regulation to be promulgated by the DOI, whereby earnings credit programs will be authorized and regulated by the DOI and rate filings will be required for escrow fees including several specified miscellaneous fee items.

          Subsequent to the filing of the action by the State of California, First American Title Insurance Company was named and served as a defendant in two private class actions. The allegations in the complaints include some, but not all, of the allegations contained in the class action filed by the State of California. The private class actions independently seek injunctive relief, attorneys' fees, damages and penalties in unspecified amounts. The private class actions have been stayed by court orders pending settlement negotiations relating to the class action filed by the State of California.

          The Company does not believe that the ultimate resolution of these actions will have a materially adverse effect on its financial condition or results of operations.

          The Company is involved in various routine legal proceedings related to its operations. While the ultimate disposition each proceeding is not determinable, the Company does not believe that any such proceedings will have a materially adverse effect on its financial condition or results of operations.

NOTE 18.
Business Combinations:

          Effective May 14, 1999, the Company completed its merger of National Information Group (NAIG). Under the terms of the definitive merger agreement, each of the NAIG shareholders received .67 of a share of the Company's common stock for each NAIG common share they owned. To complete the merger, the Company issued 3,004,800 shares, in exchange for 100% of the outstanding common stock of NAIG. The information services provided by NAIG include outsourcing services, flood zone determination services, real estate tax tracking, hazard and motor vehicle insurance tracking, lender-placed insurance and flood insurance. This merger was accounted for under the pooling-of-interests method of accounting and, as a result, the Company has restated all previously reported results to reflect this merger.

          Included in other operating expenses for the 12 months ended December 31, 1999, were merger-related charges of $10.8 million, $7.0 million after tax, or 10 cents per diluted share. These nonrecurring charges include severance payments, lease terminations and consulting services. Combined and separate results of the Company and NAIG during the periods preceding the acquisitions were as follows:


                                                             Year Ended                Year Ended
(in thousands)                                            December 31, 1998         December 31, 1997
---------------------------------------------------------------------------------------------------------
Revenues:
  The First American Financial Corporation                     $2,877,328                $1,908,923
  NAIG                                                             66,552                    53,078
---------------------------------------------------------------------------------------------------------
                                                               $2,943,880                $1,962,001
---------------------------------------------------------------------------------------------------------
Net income:
  The First American Financial Corporation                     $  198,710                $   64,499
  NAIG                                                              2,817                     3,266
---------------------------------------------------------------------------------------------------------
                                                               $  201,527                $   67,765
---------------------------------------------------------------------------------------------------------
Net income (loss) per diluted share:
  The First American Financial Corporation                     $     3.32                $     1.16
  NAIG                                                               (.11)
---------------------------------------------------------------------------------------------------------
                                                               $     3.21                $     1.16
---------------------------------------------------------------------------------------------------------

          During the year ended December 31, 1999, the Company acquired 25 companies. The purchase method of accounting was used for 24 of the acquisitions and the pooling-of-interests method was used for one.

          The 24 acquisitions accounted for under the purchase method of accounting were individually not material and are included in the following business segments; 20 in the title insurance segment, three in the real estate information services segment and one in the consumer information segment. Their aggregate purchase price was $71.8 million in cash, $53.5 million in notes and 1,119,321 shares of the Company's common stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $110.7 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life ranging from 20 to 30 years. The operating results of these acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates. Assuming these acquisitions had occurred January 1, 1998, pro forma revenues, net income and net income per diluted share would have been $3.07 billion, $36.8 million and $.55, respectively, for the year ended December 31, 1999; and $3.08 billion, $207.6 million and $3.25, respectively, for the year ended December 31, 1998. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

          On January 1, 1998, the Company formed a limited liability corporation
(LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc. (FAREISI), with Experian's Real Estate Solutions division (RES). The LLC is 80% owned by the Company and 20% owned by Experian. RES is a supplier of core real estate data, providing, among other things, property valuation information, title and tax information and imaged title documents. The Company treated the transaction as an acquisition of the assets and liabilities of RES in consideration for a 20% interest in FAREISI. As a result of the transaction, the Company recognized an investment gain of $32.4 million in the first quarter 1998. The operating results of the LLC are included in the Company's consolidated financial statements commencing January 1, 1998.

NOTE 19.
Segment Financial Information:

          The Company's operations include three reportable segments: title insurance and services, real estate information and services and consumer information and services. The title insurance segment issues policies, which are insured statements of the condition of title to real property, and provides other related services. The real estate information property and casualty insurance segment provides to lender customers the status of tax payments on real property securing their loans, mortgage credit information derived from at least two credit bureau sources, flood zone determination reports that provide information on whether or not a property is in a special flood hazard area, as well as other real estate-related information services. The consumer information segment provides home warranties, which protect homeowners against defects in home fixtures; automotive tracking services; resident screening; pre-employment screening; property and casualty insurance; trust and banking services; investment advisory and other related services.

          The title insurance and real estate information segments operate through networks of offices nationwide. The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services abroad in Australia, the Bahama Islands, Canada, England, Guam, Ireland, Mexico, Puerto Rico, Scotland, South Korea, and the U.S. Virgin Islands. To date, the international title operations have not been material to the Company's financial condition or results of operations. The consumer information segment provides home warranty services in Arizona, California, Georgia, Nevada, North Carolina, South Carolina, Texas, Utah and Washington. Trust, banking and thrift services are provided in Southern California. Investment advisory, automotive tracking, resident screening, pre-employment screening and lender-placed flood and hazard insurances are offered nationwide.

          Selected financial information about the Company's operations by segment for each of the past three years is as follows:


                                                          Income (Loss)
                                                          Before Income
                                                         Taxes, Minority                     Depreciation
                                                          Interests and                           and          Capital
(IN THOUSANDS)                           Revenues       Cumulative Effect     Assets         Amortization    Expenditures
-------------------------------------------------------------------------------------------------------------------------
1999
-------------------------------------------------------------------------------------------------------------------------
Title Insurance                          $2,182,434              $128,738      $1,042,860         $36,839        $124,027
Real Estate
   Information                               582123                 54914         710,613           32541          85,186
Consumer Information                        216,078                38,080         286,725           4,289           2,043
Corporate                                     7,534               (51,760)         76,216           3,362           1,332
-------------------------------------------------------------------------------------------------------------------------
                                         $2,988,169              $169,972      $2,116,414         $77,031        $212,588
-------------------------------------------------------------------------------------------------------------------------
1998
-------------------------------------------------------------------------------------------------------------------------
Title Insurance                          $2,087,106              $227,906      $  858,326         $29,375        $100,560
Real Estate
   Information                              632,997               110,069         628,116          28,038          58,258
Consumer Information                        180,147                28,455         235,354           2,562           1,708
Corporate                                    43,630                (1,379)        130,935           2,288               -
-------------------------------------------------------------------------------------------------------------------------
                                         $2,943,880              $365,051      $1,852,731         $62,263        $160,526
-------------------------------------------------------------------------------------------------------------------------
1997
-------------------------------------------------------------------------------------------------------------------------
Title Insurance                          $1,482,993              $ 79,602      $  656,622         $23,501        $ 39,190
Real Estate
   Information                              342,987                40,608         317,089          13,704          35,087
Consumer Information                        133,717                22,134         212,677           1,569           3,449
Corporate                                     2,304               (27,967)         33,989           1,251             250
-------------------------------------------------------------------------------------------------------------------------
                                         $1,962,001              $114,377      $1,220,377         $40,025        $ 77,976
-------------------------------------------------------------------------------------------------------------------------


Corporate consists primarily of unallocated interest expense, minority interests, equity in earnings of affiliated companies and personnel and other operating expenses associated with the Company's home office facilities.

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                           Quarterly Financial Data
                                  (Unaudited)

                                                                                Quarter Ended
(in thousands, except per share amounts)              March 31            June 30         September 30       December 31
---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
Revenues:
  As reported                                           $ 706,926          $ 770,398          $ 762,592          $ 700,393
  Pooling adjustment                                       15,116                  -                  -                  -
  Change in accounting for tax service contracts            8,825             11,457             12,462                  -
---------------------------------------------------------------------------------------------------------------------------
  As restated                                           $ 730,867          $ 781,855          $ 775,054          $ 700,393
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes, minority interests and
cumulative effect of a change in accounting principle:
  As reported                                           $  45,365          $  51,553          $  38,378          $   3,436
  Pooling adjustment                                       (1,504)                 -                  -
  Change in accounting for tax service contracts            8,825             11,457             12,462
---------------------------------------------------------------------------------------------------------------------------
  As restated                                           $  52,686          $  63,010          $  50,840          $   3,436
---------------------------------------------------------------------------------------------------------------------------
Net income (loss):
  As reported                                           $  24,877          $  29,226          $  21,940          $  (2,244)
  Pooling adjustment                                       (1,004)                 -                  -                  -
  Change in accounting for tax service contracts            4,210              5,585              6,053                  -
  Cumulative effect of a change in accounting for
    tax service contracts                                 (55,640)                 -                  -                  -
---------------------------------------------------------------------------------------------------------------------------
  As restated                                           $ (27,557)         $  34,811          $  27,993          $  (2,244)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
     Basic:
       As reported                                      $     .41          $     .45          $     .34          $    (.03)
       Pooling adjustment                                    (.03)                 -                  -                  -
       Change in accounting for tax service contracts         .06                .09                .09                  -
       Cumulative effect of a change in accounting for
         tax service contracts                               (.87)                 -                  -                  -
---------------------------------------------------------------------------------------------------------------------------
       As restated                                      $    (.43)         $     .54          $     .43          $    (.03)
---------------------------------------------------------------------------------------------------------------------------
     Diluted:
       As reported                                      $     .40          $     .44          $     .33          $    (.03)
       Pooling adjustment                                    (.02)                 -                  -                  -
       Change in accounting for tax service contracts         .05                .08                .09                  -
       Cumulative effect of a change in accounting for
         tax service contracts                               (.85)                 -                  -                  -
---------------------------------------------------------------------------------------------------------------------------
       As restated                                      $    (.42)         $     .52          $     .42          $    (.03)
---------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1998
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                $ 628,216          $ 726,420          $ 775,028          $ 814,216
Income before income taxes and minority interests       $  82,768          $  84,635          $ 101,761          $  95,887
Net income                                              $  45,321          $  46,126          $  56,200          $  53,880
Net income per share:
     Basic                                              $     .79          $     .78          $     .91          $     .86
     Diluted                                            $     .76          $     .75          $     .87          $     .82

In December, 1999, the Company adopted Staff Accounting Bulletin No. 101 (SAB), "Revenue Recognition in Financial Statements", which became effective January 1, 1999. In conformity with the SAB the Company has restated its results for the first three quarters of 1999. See Note 1 to the consolidated financial statements for further discussion.

All financial results presented include the effect of the 1999 acquisition of NAIG accounted for under the pooling of interests method of accounting.

                                                                      SCHEDULE I
                                                                          1 OF 1

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

       SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1999

                    Column A                                         Column B              Column C             Column D
                    --------                                         --------              --------             --------
                                                                                                            Amount at which
                                                                                                              shown in the
               Type of Investment                                     Cost               Market Value         balance sheet
               ------------------                                     ----               ------------         -------------
Deposits with savings and loan associations and banks:
  Registrant                                                       $     50,000          $     50,000         $     50,000
                                                                   ------------          ------------         ------------
  Consolidated                                                     $ 32,225,000          $ 32,225,000         $ 32,225,000
                                                                   ------------          ------------         ------------
Debt securities:
  Registrant - None
  Consolidated -
    U.S. Treasury securities                                       $ 38,049,000          $ 37,860,000         $ 37,860,000
    Corporate securities                                            135,230,000           132,654,000          132,654,000
    Obligations of states and political
    subdivisions
                                                                     32,547,000            30,345,000           30,345,000
    Mortgage-backed securities                                       27,453,000            25,510,000           25,510,000
                                                                   ------------          ------------         ------------
                                                                   $233,279,000          $226,369,000         $226,369,000
                                                                   ------------          ------------         ------------
Equity securities:
  Registrant - None
  Consolidated                                                     $ 25,185,000          $ 39,266,000         $ 39,266,000
                                                                   ------------          ------------         ------------
Other long-term investments:
  Registrant  - None
  Consolidated                                                     $ 86,686,000          $ 86,686,000         $ 86,686,000
                                                                   ------------          ------------         ------------
Total Investments:
  Registrant                                                       $     50,000          $     50,000         $     50,000
                                                                   ============          ============         ============
  Consolidated                                                     $377,375,000          $384,546,000         $384,546,000
                                                                   ============          ============         ============

                                                                    SCHEDULE III
                                                                        1 OF 2

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                            BALANCE SHEET CAPTIONS


         Column A                  Column B        Column C         Column D
         --------                  --------        --------         --------

                                Deferred Policy      Claims         Deferred
         Segment               Acquisition Costs    Reserves        Revenues
         -------               -----------------    --------        --------

1999
----

Title Insurance                                   $ 245,376,000   $  14,429,000
Real Estate Information                              16,600,000     213,880,000
Consumer Information                11,534,000       11,748,000      51,457,000
Corporate
                                   -----------    -------------   -------------
    Total                          $11,534,000    $ 273,724,000   $ 279,766,000
                                   ===========    =============   =============

1998
----

Title Insurance                                   $ 248,723,000
Real Estate Information                              17,857,000    $ 83,801,000
Consumer Information                 7,590,000        6,341,000      35,401,000
Corporate
                                   -----------    -------------   -------------
    Total                          $ 7,590,000    $ 272,921,000   $ 119,202,000
                                   ===========    =============   =============

                                                                    SCHEDULE III
                                                                        2 OF 2

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                            INCOME STATEMENT CAPTIONS

         Column A                   Column F         Column G         Column H         Column I        Column J        Column K
         --------                   --------         --------         --------         --------        --------        --------

                                                                                   Amortization
                                                                                   of Deferred
                                                      Net                             Policy           Other             Net
                                   Operating       Investment          Loss         Acquisition       Operating         Premiums
          Segment                  Revenues          Income          Provision         Costs           Expenses         Written
          -------                  --------          ------          ---------         -----           --------         -------
1999
----

Title Insurance                 $2,153,879,000     $ 28,555,000     $ 65,925,000                    $ 327,182,000
Real Estate Information            574,784,000        7,339,000       10,391,000                      249,987,000
Consumer Information               207,533,000        8,545,000       39,902,000    $ 11,385,000       61,611,000     $ 18,031,000
Corporate                                             7,534,000                                        28,691,000
                               ---------------- ---------------- ---------------- ---------------  --------------- ----------------
    Total                       $2,936,196,000     $ 51,973,000    $ 116,218,000    $ 11,385,000    $ 667,471,000     $ 18,031,000
                               ===============  ================ ================ ===============  =============== ================

1998
----

Title Insurance                 $2,063,217,000     $ 23,889,000     $ 68,697,000                    $ 307,055,000
Real Estate Information            630,510,000        2,487,000       17,428,000                      254,118,000
Consumer Information               173,380,000        6,767,000       38,053,000     $ 9,286,000       48,534,000     $ 14,290,000
Corporate                                            43,630,000                                        14,424,000
                               ---------------- ---------------- ---------------- ---------------  --------------- ----------------
    Total                       $2,867,107,000     $ 76,773,000    $ 124,178,000     $ 9,286,000    $ 624,131,000     $ 14,290,000
                               ================ ================ ================ ===============  =============== ================

1997
----

Title Insurance                 $1,461,967,000     $ 21,026,000     $ 52,924,000                    $ 247,579,000
Real Estate Information            343,076,000          (89,000)       9,874,000                      146,671,000
Consumer Information               127,862,000        5,855,000       34,007,000     $ 9,250,000       23,585,000     $ 20,501,000
Corporate                                             2,304,000                                        10,591,000
                               ---------------- ---------------- ---------------- ---------------  --------------- ----------------
    Total                       $1,932,905,000     $ 29,096,000     $ 96,805,000     $ 9,250,000    $ 428,426,000     $ 20,501,000
                               ================ ================ ================ ===============  =============== ================

                                                                     SCHEDULE IV
                                                                        1 OF 1

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                                  REINSURANCE

                            Insurance                                                        Percentage
                            operating        Ceded to     Assumed         Insurance         of amount
                         revenues before      other      from other       operating         assumed to
    Segment                reinsurance      companies    companies        revenues       operating revenues
    -------              ---------------    ---------    ----------     -------------    ------------------
Title Insurance
      1999                 2,153,726,000    3,401,000     3,554,000     2,153,879,000                  0.2%
                         ===============    =========    ==========     =============    ==================
      1998                 2,062,679,000    4,151,000     4,689,000     2,063,217,000                  0.2%
                         ===============    =========    ==========     =============    ==================
      1997                 1,461,551,000    3,609,000     4,025,000     1,461,967,000                  0.3%
                         ===============    =========    ==========     =============    ==================
Consumer Information
      1999                    21,593,000    3,562,000         1,000        18,032,000                  0.0%
                         ===============    =========    ==========     =============    ==================
      1998                    17,915,000    3,637,000        (1,000)       14,277,000                  0.0%
                         ===============    =========    ==========     =============    ==================
      1997                    23,859,000    3,640,000       (10,000)       20,209,000                  0.0%
                         ===============    =========    ==========     =============    ==================

                                                                      SCHEDULE V
                                                                        1 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 1999

        Column A                    Column B                      Column C                          Column D             Column E
        --------                    --------         --------------------------------------         --------             --------
                                                                 Additions
                                                     --------------------------------------
                                    Balance at           Charged to             Charged            Deductions            Balance
                                    beginning            costs and              to other              from                at end
      Description                   of period             expenses              accounts            reserve             of period
      -----------                  ------------         ------------          ------------         ----------          ------------
Reserve deducted from
  accounts receivable:
    Registrant - None
    Consolidated                   $ 10,715,000         $ 12,278,000                               $  9,324,000 (A)    $ 13,669,000
                                   ============         ============                               ============        ============

Reserve for title losses
  and other claims:
    Registrant - None
    Consolidated                   $272,921,000         $116,218,000          $  2,797,000 (B)     $118,212,000 (C)    $273,724,000
                                   ============         ============          ============         ============        ============

Reserve deducted from
  loans receivable:
    Registrant - None
    Consolidated                   $  1,150,000         $    102,000                               $    347,000 (A)    $    905,000
                                   ============         ============                               ============        ============

Reserve deducted from
  assets acquired in
  connection with
  claim settlements:
    Registrant - None
    Consolidated                   $ 12,256,000                               $ (6,093,000)        $  1,307,000 (D)    $  4,856,000
                                   ============                               ============         ============        ============

Reserve deducted from
  other assets:
    Registrant - None
    Consolidated                   $ 1,934,000          $    817,000                               $    692,000 (D)    $  2,059,000
                                   ============         ============                               ============        ============

Note A - Amount represents accounts written off, net of recoveries.
Note B - Amount represents net $7,955,000 in purchase accounting adjustments, $11,251,000 related to the disposition of a subsidiary and $6,093,000 from the reserve for assets acquired in connection with claim settlements.
Note C - Amount represents claim payments, net of recoveries.
Note D - Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

                                                                      SCHEDULE V
                                                                          2 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 1998

        Column A                    Column B                       Column C                         Column D             Column E
        --------                    --------         --------------------------------------         --------             --------
                                                                  Additions
                                                     --------------------------------------
                                    Balance at           Charged to           Charged              Deductions            Balance
                                    beginning            costs and            to other                from                at end
      Description                   of period             expenses            accounts              reserve             of period
      -----------                  ------------         ------------         ------------          ------------         ------------
Reserve deducted from
  accounts receivable:
    Registrant - None
    Consolidated                   $  7,602,000         $ 11,095,000                               $  7,982,000 (A)     $ 10,715,000
                                   ============         ============                               ============         ============

Reserve for title losses
  and other claims:
    Registrant - None
    Consolidated                   $254,058,000         $124,178,000         $ (3,596,000)(B)      $101,719,000 (C)     $272,921,000
                                   ============         ============         ============          ============         ============

Reserve deducted from
  loans receivable:
    Registrant - None
    Consolidated                   $  1,185,000         $    159,000                               $    194,000 (A)     $  1,150,000
                                   ============         ============                               ============         ============

Reserve deducted from
  assets acquired in
  connection with
  claim settlements:
    Registrant - None
    Consolidated                   $ 11,135,000                              $  3,951,000          $  2,830,000 (D)     $ 12,256,000
                                   ============                              ============          ============         ============

Reserve deducted from
  other assets:
    Registrant - None
    Consolidated                   $  1,807,000         $    263,000                               $    136,000 (D)     $  1,934,000
                                   ============         ============                               ============         ============

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

                                                                      SCHEDULE V
                                                                          3 OF 3

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 1997


        Column A                    Column B                       Column C                         Column D             Column E
        --------                    --------         --------------------------------------         --------             --------
                                                                  Additions
                                                     --------------------------------------
                                    Balance at           Charged to           Charged              Deductions            Balance
                                    beginning            costs and            to other                from                at end
      Description                   of period             expenses            accounts              reserve             of period
      -----------                  ------------         ------------         ------------          ------------         ------------
Reserve deducted from
  accounts receivable:
    Registrant - None
    Consolidated                   $  5,351,000         $  4,510,000                               $  2,259,000 (A)     $  7,602,000
                                   ============         ============                               ============         ============

Reserve for title losses
  and other claims:
    Registrant - None
    Consolidated                   $247,443,000         $ 96,805,000         $ (4,633,000)(B)      $ 85,557,000 (C)     $254,058,000
                                   ============         ============         ============          ============         ============

Reserve deducted from
  loans receivable:
    Registrant - None
    Consolidated                   $  1,050,000         $    243,000                               $    108,000 (A)     $  1,185,000
                                   ============         ============                               ============         ============

Reserve deducted from
  assets acquired in
  connection with
  claim settlements:
    Registrant - None
    Consolidated                   $  10,278,000                             $  4,678,000          $  3,821,000 (D)     $ 11,135,000
                                   =============                             ============          ============         ============

Reserve deducted from
  deferred income taxes:
    Registrant - None
    Consolidated                   $     438,000                                                   $    438,000 (E)
                                   =============                                                   ============

Reserve deducted from
  other assets:
    Registrant - None
    Consolidated                   $   1,387,000        $    640,000                               $    220,000 (D)     $  1,807,000
                                   =============        ============                               ============         ============

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

          None

                                   PART III
                                   --------

          The information required by Items 10 through 13 of this report is set forth in the sections entitled "Who are the Largest Principal Shareholders Outside of Management?" "Election of Directors," "Transactions with Management and Others," "Security Ownership of Management," "Executive Compensation," "Report of the Compensation Committee on Executive Compensation," "Comparative Cumulative Total Return to Shareholders," "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation," "Stock Option Exercises," "Pension Plan," "Supplemental Benefit Plan," "Change of Control Arrangements" and "Directors Compensation" in the Company's definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after close of Registrant's fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

          (a)  1. & 2.   Financial Statements and Financial Statement Schedules

                         The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 21 in Item 8 of Part II of this report.

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

                         (3)(a) Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company's Registration Statement No. 333-53681 on Form S-4.

                         (3)(b) Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit
                                   (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                         (3)(c) Bylaws of The First American Financial Corporation, as amended.

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

                   *(10)(d) Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                   *(10)(e) Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan.

                   *(10)(f) Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

                   *(10)(g) Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                   *(10)(h) Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan.

                   *(10)(i) Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(e) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                   *(10)(j) 1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

                   *(10)(k) Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                   *(10)(l) Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                   *(10)(m) Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                   *(10)(n) Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

                   *(10)(o) Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan.

                   *(10)(p) Change in Control Agreement (Executive Form) dated November 12, 1999.

                   *(10)(q) Change in Control Agreement (Management Form) dated November 12, 1999.

                   *(10)(r) 1997 Directors' Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

                   *(10)(s) Amendment No. 1 to 1997 Directors' Stock Plan dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                   *(10)(t) Amendment No. 2 to 1997 Directors' Stock Plan dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                    (10)(u) Registration Rights Agreement, dated April 22, 1997, incorporated by reference herein from Exhibit (10.1) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                   *(10)(v) The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000.

                    (10)(w) The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000.

                    (10)(x) Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                    (10)(y) Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                    (10)(z) Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit
                              (10)(d) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                    (10)(aa) Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of the Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1998.

                    (10)(bb) Amendment to Reseller Services Agreement For Resales to Consumers dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                    (10)(cc) Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                    (10)(dd) Amended and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                    (10)(ee) Amendment No. 1 dated as of November 10, 1997, to Amended and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.1) of Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                    (10)(ff) Credit Agreement dated as of July 2, 1999, incorporated by reference herein from Exhibit
                              (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

                    (21)      Subsidiaries of the registrant.

                    (23)      Consent of Independent Accountants.

                    (27)      Financial Data Schedule.

(b)  Reports on Form 8-K

     During the last quarter of the period covered by this report, the Company filed a current report on Form 8-K dated December 21, 1999, reporting on earnings expectations for the fourth quarter of 1999 and the first quarter of 2000, and announcing a program for repurchasing a portion of the Company's issued and outstanding Common shares.

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

Date:     March 28, 2000
          --------------------------------------------------------------------
By:       /S/ THOMAS A. KLEMENS
          --------------------------------------------------------------------
          Thomas A. Klemens, Executive Vice President, Chief Financial Officer Financial and Accounting Officer)

Date:     March 28, 2000
          --------------------------------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:       /S/ D.P. KENNEDY                  By:    /S/ JAMES L. DOTI
          ---------------------------              -----------------------------
          D.P. Kennedy                             James L. Doti, Director
          Chairman and Director
Date      March 28, 2000                    Date:  March 28, 2000
          ---------------------------              -----------------------------

By:       /S/ PARKER S. KENNEDY             By     /S/ LEWIS W. DOUGLAS, JR.
          ---------------------------              -----------------------------
          Parker S. Kennedy,                       Lewis W. Douglas, Jr.,
          President and Director                   Director
Date:     March 28, 2000                    Date:  March 28, 2000
          ---------------------------              -----------------------------

By:       /S/ THOMAS A. KLEMENS             By:    /S/ PAUL B. FAY, JR.
          ---------------------------              -----------------------------
          Thomas A. Klemens                        Paul B. Fay, Jr., Director
          Executive Vice President          Date:  March 28, 2000
          Chief Financial Officer                  -----------------------------

Date:     March 28, 2000                    By:    /S/ FRANK O'BRYAN
          ---------------------------              -----------------------------
                                                   Frank O'Bryan, Director
By:       /S/ GEORGE L. ARGYROS             Date:  March 28, 2000
          ---------------------------              -----------------------------
          George L. Argyros, Director
Date:     March 28, 2000                    By:    /S/ ROSLYN B. PAYNE
          ---------------------------              -----------------------------
                                                   Roslyn B. Payne, Director
By:       /S/ GARY J. BEBAN                 Date:  March 28, 2000
          ---------------------------              -----------------------------
          Gary J. Beban, Director
Date:     March 28, 2000                    By:    /S/ D. VAN SKILLING
          ---------------------------              -----------------------------
                                                   D. Van Skilling, Director
By:       /S/ J. DAVID CHATHAM              Date:  March 28, 2000
          ---------------------------              -----------------------------
          J. David Chatham, Director
Date:     March 28, 2000                    By:    /S/ VIRGINIA UEBERROTH
          ---------------------------              -----------------------------
                                                   Virginia Ueberroth, Director
By:                                         Date:  March 28, 2000
          ---------------------------              -----------------------------
          William G. Davis, Director

Date:
          ---------------------------

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

(3)(a) Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company's Registration Statement No. 333-53681 on Form S-4.

3(b)                Certificate of Amendment of Restated
                    Articles of Incorporation of The First
                    American Financial Corporation dated
                    April 23, 1999, incorporated by
                    reference herein from Exhibit (3) of
                    Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1999.

(3)(c)              Bylaws of The First American Financial
                    Corporation, as amended.


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

*(10)(d) Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)            Amendment No. 4, dated March 22, 2000,
                    to Executive Supplemental Benefit Plan.

*(10)(f)            Management Supplemental Benefit Plan
                    dated July 20, 1988, incorporated by
                    reference herein from Exhibit (10) of
                    Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1992.

*(10)(g)            Amendment No. 1, dated July 7, 1998, to
                    Management Supplemental Benefit Plan,
                    incorporated by reference herein from
                    Exhibit (10)(f) of Annual Report on
                    Form 10-K for the fiscal year ended
                    December 31, 1998.

*(10)(h)            Amendment No. 2, dated March 22, 2000,
                    to Management Supplemental Benefit Plan.

*(10)(i) Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(e) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(j)            1996 Stock Option Plan, incorporated by
                    reference herein from Exhibit 4 of
                    Registration Statement No. 333-19065 on
                    Form S-8 dated December 30, 1996.

*(10)(k) Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(l) Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(m) Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(n) Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(o)            Amendment No. 5, dated February 29,
                    2000, to 1996 Stock Option Plan.

*(10)(p)            Change in Control Agreement (Executive
                    Form) dated November 12, 1999.

*(10)(q)            Change in Control Agreement (Management
                    Form) dated November 12, 1999.

*(10)(r) 1997 Directors' Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on
                    Form S-8 dated December 11, 1997.

*(10)(s) Amendment No. 1 to 1997 Directors' Stock Plan dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t) Amendment No. 2 to 1997 Directors' Stock Plan dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

 (10)(u)            Registration Rights Agreement, dated
                    April 22, 1997, incorporated by
                    reference herein from Exhibit (10.1) of
                    Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1997.

*(10)(v)            The First American Financial Corporation
                    Deferred Compensation Plan dated March
                    10, 2000.

 (10)(w)            The First American Financial Corporation
                    Deferred Compensation Plan Trust
                    Agreement dated as of March 10, 2000.

(10)(x) Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(y) Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(z)             Data License Agreement dated November
                    30, 1997, incorporated by reference
                    herein from Exhibit (10)(d) of the
                    Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1998.

(10)(aa) Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(bb) Amendment to Reseller Services Agreement For Resales to Consumers dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(cc) Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(dd) Amended and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)(ee) Amendment No. 1 dated as of November 10, 1997, to Amended and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.1) of Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(10)(ff) Credit Agreement dated as of July 2, 1999, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(21)                Subsidiaries of the registrant.

(23)                Consent of Independent Accountants.

(27)                Financial Data Schedule.