Form 10-Q
period 2000-03-31
FIRST AMERICAN FINANCIAL CORP
filed 2000-05-10
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 --------------

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file number     0-3658
                           ------

                   THE FIRST AMERICAN FINANCIAL CORPORATION
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Incorporated in California                           95-1068610
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
            or organization)                              Identification No.)

 1 First American Way, Santa Ana, California                  92707-5913
---------------------------------------------             -------------------
   (Address of principal executive offices)                   (Zip Code)

                                (714) 800-3000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

Yes  [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  63,366,856 as of May 8, 2000

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


                              THE FIRST AMERICAN FINANCIAL CORPORATION
                              ----------------------------------------
                                            (Registrant)



                               /s/ Thomas A. Klemens
                               --------------------------------------
                               Thomas A. Klemens
                               Executive Vice President
                               Chief Financial Officer
                               (Principal Financial Officer and Duly
                               Authorized to Sign on Behalf of
                               Registrant)


Date:  May 10, 2000

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                  March 31, 2000        December 31, 1999
                                                  --------------        -----------------
Assets
  Cash and cash equivalents                       $  275,323,000        $  350,010,000
                                                  --------------        --------------
  Accounts and accrued income receivable, net        184,089,000           180,824,000
                                                  --------------        --------------
  Income tax receivable                               11,589,000             8,606,000
                                                  --------------        --------------
  Investments:
    Deposits with savings and loan associations
     and banks                                        32,217,000            32,225,000
    Debt securities                                  215,017,000           226,369,000
    Equity securities                                 45,190,000            39,266,000
    Other long-term investments                       90,155,000            86,686,000
                                                  --------------        --------------
                                                     382,579,000           384,546,000
                                                  --------------        --------------
  Loans receivable                                    87,099,000            87,338,000
                                                  --------------        --------------
  Property and equipment, at cost                    587,096,000           566,841,000
  Less-accumulated depreciation                     (183,023,000)         (173,527,000)
                                                  --------------        --------------
                                                     404,073,000           393,314,000
                                                  --------------        --------------
  Title plants and other indexes                     264,349,000           250,723,000
                                                  --------------        --------------
  Assets acquired in connection with claim
   settlements (net of valuation reserves
   of $4,345,000 and $4,856,000)                      24,996,000            24,196,000
                                                  --------------        --------------
  Deferred income taxes                               43,042,000            48,284,000
                                                  --------------        --------------
  Goodwill and other intangibles, net                290,379,000           284,390,000
                                                  --------------        --------------
Other assets                                          93,181,000           104,183,000
                                                  --------------        --------------
                                                  $2,060,699,000        $2,116,414,000
                                                  ==============        ==============
Liabilities and Stockholders' Equity
  Demand deposits                                 $   76,920,000        $   80,843,000
                                                  --------------        --------------
  Accounts payable and accrued liabilities           253,834,000           280,698,000
                                                  --------------        --------------
  Deferred revenue                                   277,763,000           279,766,000
                                                  --------------        --------------
  Reserve for known and incurred but not
   reported claims                                   270,520,000           273,724,000
                                                  --------------        --------------
  Notes and contracts payable                        199,932,000           196,815,000
                                                  --------------        --------------
  Minority interests in consolidated
   subsidiaries                                       88,125,000            88,577,000
                                                  --------------        --------------
  Mandatorily redeemable preferred securities
     of the Company's subsidiary trust whose
     sole assets are the Company's
     $100,000,000 8.5% deferrable interest
     subordinated notes due 2012                     100,000,000           100,000,000
                                                  --------------        --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding
      - none
    Common stock, $1 par value
      Authorized - 180,000,000 shares
      Outstanding - 63,347,000 and 65,068,000
       shares                                         63,347,000            65,068,000
    Additional paid-in capital                       166,030,000           184,759,000
    Retained earnings                                559,147,000           561,946,000
    Accumulated other comprehensive income             5,081,000             4,218,000
                                                  --------------        --------------
                                                     793,605,000           815,991,000
                                                  --------------        --------------
                                                  $2,060,699,000        $2,116,414,000
                                                  ==============        ==============

           See notes to condensed consolidated financial statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                  Condensed Consolidated Statements of Income
                  -------------------------------------------
                                  (Unaudited)

                                                   For the Three Months Ended
                                                           March 31
                                                 -----------------------------
                                                     2000             1999
                                                 ------------    -------------
Revenues
  Operating revenues                             $635,865,000    $ 719,187,000
  Investment and other income                      10,309,000       11,680,000
                                                 ------------    -------------
                                                  646,174,000      730,867,000
                                                 ------------    -------------
Expenses
  Salaries and other personnel costs              250,204,000      255,412,000
  Premiums retained by agents                     167,122,000      210,568,000
  Other operating expenses                        166,360,000      158,163,000
  Provision for title losses and other claims      30,123,000       27,021,000
  Depreciation and amortization                    17,416,000       16,919,000
  Premium taxes                                     5,288,000        5,309,000
  Interest                                          5,776,000        4,789,000
                                                 ------------    -------------
                                                  642,289,000      678,181,000
                                                 ------------    -------------
Income before income taxes,
  minority interests and cumulative effect
  of a change in accounting principle               3,885,000       52,686,000
Income taxes                                          800,000       17,706,000
                                                 ------------    -------------
Income before minority interests and cumulative
  effect of a change in accounting principle        3,085,000       34,980,000
Minority interests                                  2,083,000        6,897,000
                                                 ------------    -------------
Income before cumulative effect of a
  change in accounting principle                    1,002,000       28,083,000
Cumulative effect of a change in accounting for
  tax service contracts, net of income taxes
  and minority interests                          (55,640,000)
                                                 ------------    -------------
Net income (loss)                                   1,002,000      (27,557,000)
                                                 ------------    -------------
Other comprehensive income, net of tax
    Unrealized gain on securities                     863,000          308,000
    Minimum pension liability adjustment             (100,000)        (250,000)
                                                 ------------    -------------
                                                      763,000           58,000
                                                 ------------    -------------
Comprehensive income (loss)                      $  1,765,000    $ (27,499,000)
                                                 ============    =============
Per share amounts:
  Basic:
    Income before cumulative effect of a change
     in accounting for tax service contracts     $       0.02    $        0.44
    Cumulative effect of a change in
     accounting for tax service contracts                             ($  0.87)
                                                 ------------    -------------
  Net income (loss)                              $       0.02         ($  0.43)
                                                 ------------    -------------
  Diluted:
    Income before cumulative effect of a change
     in accounting for tax service contracts     $       0.02    $        0.43
    Cumulative effect of a change in
     accounting for tax service contracts                             ($  0.85)
                                                 ------------    -------------
  Net income (loss)                              $       0.02         ($  0.42)
                                                 ------------    -------------
Cash dividends per share                         $        .06    $         .06
                                                 ============    =============
Weighted average number of shares:
  Basic                                            64,138,000       63,661,000
                                                 ============    =============
  Diluted                                          65,326,000       65,739,000
                                                 ============    =============

           See notes to condensed consolidated financial statements

                   THE FIRST AMERICAN FINANCIAL CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                    For the Three Months
                                                                                       Ended March 31
                                                                              --------------------------------
                                                                                    2000             1999
                                                                              ---------------   --------------
Cash flows from operating activities:
  Net income (loss)                                                              $  1,002,000     $(27,557,000)
  Adjustments to reconcile net income to cash
    used for operating activities-
      Provision for title losses and other claims                                  30,123,000       27,021,000
      Depreciation and amortization                                                17,416,000       16,919,000
      Minority interests in net income                                              2,083,000        6,897,000
      Cumulative effect of a change in accounting for tax service contracts                         55,640,000
      Other, net                                                                    2,980,000          297,000
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries                   (35,757,000)     (26,537,000)
      Net change in income tax accounts                                             1,794,000       (7,062,000)
      Increase in accounts and accrued income receivable                           (3,245,000)     (20,722,000)
      Decrease in accounts payable and accrued liabilities                        (31,368,000)     (40,772,000)
      (Decrease) increase in deferred revenue                                      (2,003,000)      20,639,000
      Other, net                                                                    9,918,000      (16,969,000)
                                                                              ---------------   --------------
  Cash used for operating activities                                               (7,057,000)     (12,206,000)
                                                                              ---------------   --------------
Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                             (4,338,000)      (6,528,000)
  Net decrease in deposits with banks                                                   8,000       12,445,000
  Net decrease (increase) in loans receivable                                         239,000       (2,644,000)
  Purchases of debt and equity securities                                         (13,584,000)     (11,473,000)
  Proceeds from sales of debt and equity securities                                15,752,000        2,912,000
  Proceeds from maturities of debt securities                                       4,605,000        2,334,000
  Net (increase) decrease in other investments                                     (4,133,000)         595,000
  Capital expenditures                                                            (32,132,000)     (54,542,000)
  Proceeds from sale of property and equipment                                        949,000           69,000
                                                                              ---------------   --------------
  Cash used for investing activities                                              (32,634,000)     (56,832,000)
                                                                              ---------------   --------------
Cash flows from financing activities:
  Net change in demand deposits                                                    (3,923,000)       1,542,000
  Proceeds from issuance of debt                                                      404,000
  Repayment of debt                                                                (4,950,000)      (4,484,000)
  Proceeds from exercise of stock options                                             79,000          768,000
  Proceeds from issuance of stock to employee savings plan                                           4,679,000
  Repurchase of company shares                                                    (20,755,000)
  Distributions to minority shareholders                                           (2,049,000)      (1,049,000)
  Cash dividends                                                                   (3,801,000)      (4,104,000)
                                                                              ---------------   --------------
  Cash used for financing activities                                              (34,995,000)      (2,648,000)
                                                                              ---------------   --------------
Net decrease in cash and cash equivalents                                         (74,686,000)     (71,686,000)
Cash and cash equivalents        -  Beginning of year                             350,010,000      381,293,000
                                                                              ---------------   --------------
                                 -  End of first quarter                         $275,324,000     $309,607,000
                                                                              ===============   ==============

Supplemental information:
  Cash paid during the first quarter for:
   Interest                                                                      $  1,264,000     $    441,000
   Premium taxes                                                                 $  5,630,000     $  9,723,000
   Income taxes                                                                  $  4,504,000     $ 23,583,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                           $    226,000     $  3,287,000
    Liabilities incurred in connection with company acquisitions                 $ 14,927,000     $  2,580,000
    Company acquisitions in exchange for common stock                                             $ 15,955,000

           See notes to condensed consolidated financial statements

                    THE FIRST AMERICAN FINANCIAL CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)


Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three months ended March 31, 1999, have been restated to reflect a 1999 acquisition accounted for under the pooling-of-interests method of accounting and the adoption of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." (See Note 2).

Note 2 - Revenue Recognition Accounting Policy
----------------------------------------------

In December 1999, the Company adopted SAB 101, which became effective January 1, 1999, and applies to the Company's tax service operations. SAB 101 requires the deferral of the tax service fee and the recognition of that fee as revenue ratably over the expected service period. As a result of adopting SAB 101, the Company reported a charge of $55.6 million, net of income taxes and minority interests, as a cumulative change in accounting principle and restated its quarterly results for the three months ended March 31, 1999. The restatement increased revenues, net income and net income per diluted share (before the cumulative effect of a change in accounting principle) by $8.8 million, $4.2 million and $.05, respectively. During the three months ended March 31, 2000, the Company recognized $7.1 million in revenues that were included in the cumulative effect adjustment.

Note 3 - Business Combinations
------------------------------

During the three months ended March 31, 2000, the Company acquired five companies, all in the title insurance segment, accounted for under the purchase method of accounting. These acquisitions were not material either individually or in the aggregate.

Note 4 - Litigation
-------------------

On May 19, 1999, The People of the State of California, Kathleen Connell, Controller of the State of California, and Chuck Quackenbush, Insurance Commissioner of the State of California, filed a class action suit in the Sacramento Superior Court. The action seeks to certify as a class of defendants all "title insurers," all "underwritten title companies" and all "controlled escrow companies" (as those terms are defined in the California Insurance Code) and all "independent escrow companies" (as the term is defined in the California Financial Code) doing business in the State of California from 1970 to the present who (i) hold dormant, unclaimed escrow funds; (ii) charged California home buyers and other escrow customers $10.00 or more for delivery services or administrative fees; (iii) charged California home buyers and other escrow customers reconveyance fees and/or (iv) earned interest (or its equivalent) from financial institutions and on customers' deposited escrow funds.

The plaintiffs allege that the defendants unlawfully (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis; (ii) charged California homebuyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

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

Subsequent to the filing of the action by the State of California, First American Title Insurance Company was named and served as a defendant in two private class actions. The allegations in the complaints include some, but not all, of the allegations contained in the complaint filed by the State of California. The private class actions have been stayed by court orders pending settlement negotiations relating to the class action filed by the State of California.

The Company does not believe that the ultimate resolution of these actions will have a materially adverse effect on its financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Any statements in this document that look forward in time involve risks and uncertainties, including but not limited to the following: the effect of interest rate fluctuations; changes in the performance of the real estate markets; the effect of changing economic conditions; general volatility in the capital markets; the demand for and the acceptance of the Company's products; changes in applicable government regulations; continued consolidation among the Company's significant customers; consolidation among significant competitors; the impact of legal proceedings commenced by the California attorney general and related litigation; the continued ability to identify businesses to be acquired; and changes in the Company's ability to integrate businesses which it acquires. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, any forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur or, if any of them do, what impact they will have on the results of operations and financial condition of the Company.


RESULTS OF OPERATIONS

Three months ended March 31:


OVERVIEW

Low mortgage interest rates and high consumer confidence, coupled with the particularly strong California real estate market, resulted in a record-setting first quarter 1999. These conditions continued into the second quarter 1999 and resulted in record-setting first half of the year revenues for the six months ended June 30, 1999. However, commencing in the second quarter 1999, new orders began to soften as rising interest rates led to a significant decline in refinance transactions, although residential resale and commercial activity remained relatively strong. During the second half of 1999, the trend of higher interest rates continued. New orders, including residential resale orders, continued to decline. This, coupled with fourth quarter seasonal factors, decreased operating revenues for the fourth quarter 1999 and resulted in a low inventory of open orders going into the first quarter 2000. Accordingly, orders closed in the first quarter 2000 decreased 22% when compared with the first quarter of 1999. This resulted in decreased revenues and profits for the current quarter. However, the decrease in revenues was mitigated in part by the results of the cost-containment programs that were established in the latter part of 1999 and have continued into the current quarter. Net income and net income per diluted share for the first quarter 2000 was $1.0 million and $0.02, respectively. Net income and net income per diluted share for the first quarter 1999 (excluding the cumulative effect of a change in accounting for tax service contracts) was $28.1 million and $0.43, respectively.


OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.


                                                  Three Months Ended
                                                       March 31
                               -------------------------------------------------
(in thousands, except percent)
                                       2000         %            1999         %
                               ------------   --------   ------------   --------
Title Insurance:
     Direct operations             $235,946         37       $260,323         36
     Agency operations              210,600         33        260,661         36
                               ------------   --------   ------------   --------
                                    446,546         70        520,984         72
Real Estate Information             128,757         20        152,470         21
Consumer Information                 60,562         10         45,733          7
                               ------------   --------   ------------   --------
     Total                         $635,865        100       $719,187        100
                               ============   ========   ============   ========

Title Insurance. Operating revenues from direct title operations decreased 9.4% when compared with the same period of the prior year. This decrease was primarily attributable to a decline in the number of title orders closed by the Company's direct operations, offset in part by an increase in the average revenues per order closed. The Company's direct operations closed 230,300 title orders during the current quarter, a decrease of 22.0% when compared with 295,100 title orders closed during the same period of the prior year. This decrease was primarily due to the factors mentioned above. The average revenues per order closed were $1,025 for the current three-month period, as compared with $882 for the same period of the prior year. This increase was primarily due to the shift in the mix of business from refinance to resale, appreciating residential real estate values and an increase in commercial activity. Operating revenues from agency operations decreased 19.2% when compared with the same period of the prior year. This decrease was primarily due to the same conditions that affected direct operations and the time lag in the reporting of agency remittances, which reflects the weak fourth quarter 1999 closings experienced by the Company's agents.

Real Estate Information. Real estate information operating revenues decreased 15.6% when compared with the same period of the prior year. This decrease was primarily attributable to the same economic factors affecting title insurance mentioned above, primarily the decrease in refinance transactions, which decreased 70% in the current quarter when compared with the same quarter of the prior year, and had a direct impact on this business segment's mortgage origination products.

Consumer Information. Consumer information operating revenues increased 32.4% when compared with the same period of the prior year. This increase was primarily attributable to new acquisitions and an increased awareness and acceptance of this business segment's products. New acquisitions accounted for 12.3% of the increase.


INVESTMENT AND OTHER INCOME

Investment and other income totaled $10.3 million and $11.7 million for the
first quarter 2000 and 1999, respectively.   This decrease was primarily due to
the lower earnings of our affiliated companies, which are accounted for under the equity method of accounting.


TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $173.2 million, a decrease of 2.2% when compared with the same period of the prior year.
Excluding acquisitions, the decrease was $10.7 million, or 6.1%. This decrease was primarily due to personnel reductions and the results of cost-containment programs that were started by the Company in the latter part of 1999 and have continued into the first quarter of the current year. Title insurance staffing levels were reduced 5.0% during the current quarter in addition to a 7.3% cut in the third quarter 1999 and a 6.3% cut in the fourth quarter 1999). The Company's management continues to monitor new orders to employee ratios. The Company's direct operations opened 311,200 orders during the first quarter 2000, a decrease of 15.3% when compared with the 367,400 orders opened during the same period of the prior year.

Agents retained $167.1 million, or 79.4%, and $210.6 million, or 80.8%, of the title premiums generated by agency operations for the first quarter 2000 and 1999, respectively. The percentage of title premiums retained by agents varies from region to region. Accordingly, the geographical mix of revenues from agency operations accounts for the variation in the percentage amount of title premiums retained by agents.

Other operating expenses were $81.3 million for the current quarter. This total included $3.8 million related to new acquisitions and approximately $3.7 million in lease expense related to a sale-leaseback transaction entered into by the Company in December 1999. Excluding these items, other operating expenses decreased $2.2 million, or 2.9%, when compared with the same period of the prior year. This decrease was primarily attributable to the results of the Company's cost-containment programs.

The provision for title losses as a percentage of title insurance operating revenues was 3.3% for the current period and 3.0% for the same period of the prior year. The increase in loss percentage reflects the shift in business mix from refinance, which typically is associated with low claims experience, to resale, which tends to have a slightly higher claims experience.

Premium taxes for title insurance were $4.7 million for the current quarter and $5.0 million for the same quarter of the prior year. Expressed as a percentage of title insurance operating revenues, premium taxes were approximately 1.0% for both periods.

Real Estate Information. Real estate information personnel and other operating expenses were $115.2 million, a decrease of $10.2 million, or 8.1% when compared with the same period of the prior year. Excluding acquisitions, the decrease was $15.1 million, or 12.0%. This decrease was primarily due to the results of the Company's cost-containment programs

Consumer Information. Consumer information personnel and other operating expenses were $39.2 million, an increase of $9.8 million, or 33.2% when compared with the same period of the prior year. Excluding acquisitions, the increase was $5.1 million, or 17.2%. This increase was primarily attributable to costs incurred servicing the increased business volume.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.


                                               Three Months Ended
                                                    March 31
                                -----------------------------------------------
(in thousands, except percent)
                                       2000        %            1999         %
                                -----------   -------    -----------    -------
Title Insurance                    $  6,252        34        $35,161         57
Real Estate Information               2,864        15         18,114         30
Consumer Information                  9,594        51          8,211         13
                                -----------   -------    -----------    -------
     Total before corporate          18,710       100         61,486        100
                                              =======                   =======
Corporate                           (14,825)                  (8,800)
                                -----------              -----------
     Total                         $  3,885                  $52,686
                                ===========              ===========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase or decrease based on the volume of residential real estate loan transactions. Consumer information profits are unaffected by real estate or mortgage interest rate activity and increase as the level of business volume increases. Corporate expenses increased $6.0 million for the first quarter 2000 when compared with the same period of the prior year. This increase was primarily due to a $2.8 million reduction in the equity in earnings of affiliated companies, $1.3 million in increased technology costs at the corporate level, and a $0.8 million reduction in corporate investment income.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 44.4% for the current quarter and 38.7% for the same period of the prior year. The increase in effective rate was primarily attributable to an increase in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries contribution to pretax profits and changes in the ratio of permanent differences to pretax income. A large portion of the Company's minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $2.1 million and $6.9 million for the first quarter 2000 and 1999, respectively. This decrease was primarily attributable to a decline in the operating results of the Company's joint venture with Experian. This decline was due in large part to the significant decrease in refinance activity.

NET INCOME

Net income for the current quarter was $1.0 million, or $0.02 per diluted share, compared with net income of $28.1 million, or $0.43 per diluted share, for the same period of the prior year. The net income for the prior year period excludes the cumulative effect of a change in accounting for tax service contracts.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $74.7 million and $71.7 million for the three months ended March 31, 2000, and 1999, respectively. The decrease for the current period was primarily due to capital expenditures and repurchases of company shares. Under the previously announced stock repurchase program, during the three months ended March 31, 2000, the Company repurchased 1,614,400 shares of its common stock at a total purchase price of $19.1 million. In addition, the Company has purchased shares of Company stock from terminating 401k and ESOP participants. The decrease for the prior year period was primarily due to capital expenditures, purchases of debt and equity securities and cash used by operating activities.

Notes and contracts payable as a percentage of total capitalization increased to 16.9% at March 31, 2000, from 16.4% at December 31, 1999. The increase was primarily due to the repurchase of Company stock in the three months ended March 31, 2000, which decreased stockholder's equity and new debt issued for company acquisitions during the quarter.

Management believes that all of its operational cash requirements for the immediate future will be met from internally generated funds.

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

There have been no material changes in the Company's risk since filing its Form 10K for the year ended December 31, 1999.

Part II:  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------

          On May 19, 1999, The People of the State of California, Kathleen Connell, Controller of the State of California, and Chuck Quackenbush, Insurance Commissioner of the State of California, filed a class action suit in the Sacramento Superior Court. The action seeks to certify as a class of defendants all "title insurers," all "underwritten title companies" and all "controlled escrow companies" (as those terms are defined in the California Insurance Code) and all "independent escrow companies" (as the term is defined in the California Financial Code) doing business in the State of California from 1970 to the present who (i) hold dormant, unclaimed escrow funds;
          (ii) charged California home buyers and other escrow customers $10.00 or more for delivery services or administrative fees; (iii) charged California home buyers and other escrow customers reconveyance fees and/or (iv) earned interest (or its equivalent) from financial institutions and on customers' deposited escrow funds.

          The plaintiffs allege that the defendants unlawfully (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis; (ii) charged California homebuyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

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

          Subsequent to the filing of the action by the State of California, First American Title Insurance Company was named and served as a defendant in two private class actions. The allegations in the complaints include some, but not all, of the allegations contained in the complaint filed by the State of California. The private class actions have been stayed by court orders pending settlement negotiations relating to the class action filed by the State of California.

          The Company does not believe that the ultimate resolution of these actions will have a materially adverse effect on its financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits

              (27) Financial Data Schedule

         (b)  Reports on Form 8-K

              During the quarterly period covered by this report, the Company filed two reports on Form 8-K dated January 18, 2000 (reporting on the Company's accounting for tax service contracts) and February 18, 2000 (reporting on the Company's 1999 earnings).

EXHIBIT INDEX

                                                          Sequentially
Exhibit No.             Description                       Numbered Page
-----------             -----------                       -------------

(27)                    Financial Data Schedule