Form 10-Q
period 2000-06-30
FIRST AMERICAN FINANCIAL CORP
filed 2000-08-11
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                 -------------

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number     0-3658
                           ------

                            THE FIRST AMERICAN CORPORATION
                            ------------------------------
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

                                 (714)800-3000
                                 -------------
              (Registrant's telephone number, including area code)

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

Yes [_]  No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  63,518,623 shares as of August 1, 2000

                         INFORMATION INCLUDED IN REPORT
                         ------------------------------


Part I:  Financial Information
Item 1.  Financial Statements
         A. Condensed Consolidated Balance Sheets
         B. Condensed Consolidated Statements of Income and Comprehensive Income
         C. Condensed Consolidated Statements of Cash Flows
         D. Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Part II: Other Information
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
         Items 1-3, and 5 have been omitted because they are not applicable with respect to the current reporting period.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE FIRST AMERICAN CORPORATION
                                        ------------------------------
                                                  (Registrant)


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

Date:  August 9, 2000

Part I: Financial Information
        ---------------------
Item 1: Financial Statements
        --------------------

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                                          June 30, 2000               December 31, 1999
                                                                    ----------------------        ---------------------
Assets
  Cash and cash equivalents                                                 $  272,838,000                $  350,010,000
                                                                    ----------------------        ----------------------
  Accounts and accrued income receivable, net                                  200,183,000                   180,824,000
                                                                    ----------------------        ----------------------
  Income tax receivable                                                                                        8,606,000
                                                                                                  ----------------------
  Investments:
    Deposits with savings and loan associations and banks                       35,256,000                    32,225,000
    Debt securities                                                            209,026,000                   226,369,000
    Equity securities                                                           45,243,000                    39,266,000
    Other long-term investments                                                 92,386,000                    86,686,000
                                                                    ----------------------        ----------------------
                                                                               381,911,000                   384,546,000
                                                                    ----------------------        ----------------------
  Loans receivable                                                              90,416,000                    87,338,000
                                                                    ----------------------        ----------------------
  Property and equipment, at cost                                              634,559,000                   566,841,000
  Less- accumulated depreciation                                              (203,385,000)                 (173,527,000)
                                                                    ----------------------        ----------------------
                                                                               431,174,000                   393,314,000
                                                                    ----------------------        ----------------------
  Title plants and other indexes                                               267,522,000                   250,723,000
                                                                    ----------------------        ----------------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $4,973,000 and $4,856,000)                     24,284,000                    24,196,000
                                                                    ----------------------        ----------------------
  Deferred income taxes                                                         43,823,000                    48,284,000
                                                                    ----------------------        ----------------------
  Goodwill and other intangibles, net                                          299,454,000                   284,390,000
                                                                    ----------------------        ----------------------
  Other assets                                                                 102,845,000                   104,183,000
                                                                    ----------------------        ----------------------
                                                                            $2,114,450,000                $2,116,414,000
                                                                    ======================        ======================
Liabilities and Stockholders' Equity
  Demand deposits                                                           $   81,689,000                $   80,843,000
                                                                    ----------------------        ----------------------
  Accounts payable and accrued liabilities                                     259,546,000                   280,698,000
                                                                    ----------------------        ----------------------
  Deferred revenue                                                             274,796,000                   279,766,000
                                                                    ----------------------        ----------------------
  Reserve for known and incurred but not reported claims                       277,669,000                   273,724,000
                                                                    ----------------------        ----------------------
  Income taxes payable                                                          12,486,000
                                                                    ----------------------
  Notes and contracts payable                                                  215,310,000                   196,815,000
                                                                    ----------------------        ----------------------
  Minority interests in consolidated subsidiaries                               78,148,000                    88,577,000
                                                                    ----------------------        ----------------------
  Mandatorily redeemable preferred securities of
     the Company's subsidiary trust whose sole assets
     are the Company's $100,000,000 8.5% deferrable
     interest subordinated notes due 2012                                      100,000,000                   100,000,000
                                                                    ----------------------        ----------------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 180,000,000 shares
      Outstanding - 63,486,000 and 65,068,000 shares                            63,486,000                    65,068,000
    Additional paid-in capital                                                 166,809,000                   184,759,000
    Retained earnings                                                          580,370,000                   561,946,000
    Accumulated other comprehensive income                                       4,141,000                     4,218,000
                                                                    ----------------------        ----------------------
                                                                               814,806,000                   815,991,000
                                                                    ----------------------        ----------------------
                                                                            $2,114,450,000                $2,116,414,000
                                                                    ======================        ======================

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

     Condensed Consolidated Statements of Income and Comprehensive Income
     --------------------------------------------------------------------
                                  (Unaudited)

                                                        For the Three Months Ended              For the Six Months Ended
                                                                 June 30                               June 30
                                                    ----------------------------------    ----------------------------------
                                                         2000               1999               2000               1999
                                                    ---------------    ---------------    ---------------    ---------------
Revenues
  Operating revenues                                $   760,216,000    $   769,610,000    $ 1,396,081,000    $ 1,488,797,000
  Investment and other income                            15,709,000         12,245,000         26,018,000         23,925,000
                                                    ---------------    ---------------    ---------------    ---------------
                                                        775,925,000        781,855,000      1,422,099,000      1,512,722,000
                                                    ---------------    ---------------    ---------------    ---------------
Expenses
  Salaries and other personnel costs                    263,059,000        259,603,000        513,263,000        515,015,000
  Premiums retained by agents                           225,473,000        228,212,000        392,595,000        438,780,000
  Other operating expenses                              168,789,000        174,443,000        335,149,000        332,606,000
  Provision for title losses and other claims            37,440,000         28,420,000         67,563,000         55,441,000
  Depreciation and amortization                          20,906,000         19,148,000         38,322,000         36,067,000
  Premium taxes                                           5,634,000          5,987,000         10,922,000         11,296,000
  Interest                                                6,278,000          3,032,000         12,054,000          7,821,000
                                                    ---------------    ---------------    ---------------    ---------------
                                                        727,579,000        718,845,000      1,369,868,000      1,397,026,000
                                                    ---------------    ---------------    ---------------    ---------------
Income before income
 taxes, minority interests and cumulative effect
 of a change in accounting principle                     48,346,000         63,010,000         52,231,000        115,696,000
Income taxes                                             19,400,000         21,994,000         20,200,000         39,700,000
                                                    ---------------    ---------------    ---------------    ---------------
Income before minority interests and
 cumulative effect of a change in accounting
 principle                                               28,946,000         41,016,000         32,031,000         75,996,000
Minority interests                                        3,914,000          6,205,000          5,997,000         13,102,000
                                                    ---------------    ---------------    ---------------    ---------------
Income before cumulative effect of a
  change in accounting principle                         25,032,000         34,811,000         26,034,000         62,894,000
Cumulative effect of a change in accounting
  for tax service contracts, net of income
  taxes and minority interests                                 --                 --                 --          (55,640,000)
                                                    ---------------    ---------------    ---------------    ---------------
Net income                                               25,032,000         34,811,000         26,034,000          7,254,000
                                                    ---------------    ---------------    ---------------    ---------------
Other comprehensive income, net of tax
    Unrealized gain (loss) on securities                   (765,000)          (923,000)            98,000           (615,000)
    Minimum pension liability adjustment                    (75,000)            19,000           (175,000)          (231,000)
                                                    ---------------    ---------------    ---------------    ---------------
                                                           (840,000)          (904,000)           (77,000)          (846,000)
                                                    ---------------    ---------------    ---------------    ---------------
Comprehensive income                                $    24,192,000    $    33,907,000    $    25,957,000    $     6,408,000
                                                    ===============    ===============    ===============    ===============
Per share amounts:
 Basic:
  Income before cumulative effect of a change
   in accounting for tax service contracts                   $ 0.39             $ 0.54             $ 0.41             $ 0.98
  Cumulative effect of a change in
   accounting for tax service contracts                                                                              ($ 0.87)
                                                    ---------------    ---------------    ---------------    ---------------
 Net income                                                  $ 0.39             $ 0.54             $ 0.41             $ 0.11
                                                    ================   ===============    ===============    ===============
 Diluted:
  Income before cumulative effect of a change
   in accounting for tax service contracts                   $ 0.38             $ 0.52             $ 0.40             $ 0.95
  Cumulative effect of a change in
   accounting for tax service contracts                                                                              ($ 0.84)
                                                    ---------------    ---------------    ---------------    ---------------
Net income                                                   $ 0.38             $ 0.52             $ 0.40             $ 0.11
                                                    ===============    ===============    ===============    ===============
Cash dividends per share                                     $  .06             $  .06             $  .12             $  .12
                                                    ===============    ===============    ===============    ===============
Weighted average number of shares:

   Basic                                                 63,403,000         64,763,000         63,771,000         64,202,000
                                                    ===============    ===============    ===============    ===============
   Diluted                                               65,682,000         66,325,000         65,508,000         66,322,000
                                                    ===============    ===============    ===============    ===============



           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                         For the Six Months Ended
                                                                                                 June 30
                                                                          -----------------------------------------------------
                                                                                   2000                           1999
                                                                          ----------------------          ---------------------
Cash flows from operating activities:
  Net income                                                                        $ 26,034,000                  $   7,254,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                                     67,563,000                     55,441,000
      Depreciation and amortization                                                   38,322,000                     36,067,000
      Minority interests in net income                                                 5,997,000                     13,102,000
      Cumulative effect of a change in accounting for tax
        service contracts                                                                                            55,640,000
      Other, net                                                                      (1,355,000)                       707,000
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries                      (64,706,000)                   (53,195,000)
      Net change in income tax accounts                                               25,594,000                    (21,437,000)
      Increase in accounts and accrued income receivable                             (19,359,000)                   (20,326,000)
      Decrease in accounts payable and accrued liabilities                           (25,249,000)                   (30,958,000)
      (Decrease) increase in deferred revenue                                         (4,970,000)                    24,436,000
      Other, net                                                                        (323,000)                   (15,164,000)
                                                                          ----------------------          ---------------------
  Cash provided by operating activities                                               47,548,000                     51,567,000
                                                                          ----------------------          ---------------------

Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                                (8,958,000)                   (34,047,000)
  Net (increase) decrease in deposits with banks                                      (3,031,000)                     8,188,000
  Net increase in loans receivable                                                    (3,078,000)                    (5,981,000)
  Purchases of debt and equity securities                                            (30,836,000)                   (29,397,000)
  Proceeds from sales of debt and equity securities                                   32,998,000                     43,945,000
  Proceeds from maturities of debt securities                                          9,985,000                      9,421,000
  Net (increase) decrease in other investments                                        (2,547,000)                     4,048,000
  Capital expenditures                                                               (79,645,000)                  (116,956,000)
  Proceeds from sale of property and equipment                                         1,290,000                      3,203,000
                                                                          ----------------------          ---------------------
  Cash used for investing activities                                                 (83,822,000)                  (117,576,000)
                                                                          ----------------------          ---------------------

Cash flows from financing activities:
  Net change in demand deposits                                                          846,000                      1,895,000
  Proceeds from issuance of debt                                                         421,000                        630,000
  Repayment of debt                                                                  (11,411,000)                   (10,841,000)
  Proceeds from exercise of stock options                                              1,000,000                      3,165,000
  Proceeds from issuance of stock to employee savings plan                                                            4,794,000
  Repurchase of company shares                                                       (20,758,000)
  Distributions to minority shareholders                                              (3,386,000)                    (6,189,000)
  Cash dividends                                                                      (7,610,000)                    (8,015,000)
                                                                          ----------------------          ---------------------
  Cash used for financing activities                                                 (40,898,000)                   (14,561,000)
                                                                          ----------------------          ---------------------

Net decrease in cash and cash equivalents                                            (77,172,000)                   (80,570,000)
Cash and cash equivalents  -  Beginning of year                                      350,010,000                    381,293,000
                                                                          ----------------------          ---------------------
                           -  End of first half                                     $272,838,000                  $ 300,723,000
                                                                          ======================          =====================
Supplemental information:
  Cash paid during the first half for:
   Interest                                                                         $ 11,780,000                  $   8,000,000
    Premium taxes                                                                   $ 12,021,000                  $  14,740,000
    Income taxes                                                                    $  5,370,000                  $  62,694,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                              $    226,000                  $   3,369,000
    Liabilities incurred in connection with company acquisitions                    $ 34,670,000                  $  11,755,000
    Purchase of minority interest                                                   $ 12,804,000                  $   2,642,000
    Company acquisitions in exchange for common stock                                                             $  28,594,000

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)


Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three and six months ended June 30, 1999, have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." (See Note 2).

The Company's only potential dilutive common shares are stock options which are reflected in diluted earnings per share by application of the treasure stock method.

Note 2 - Revenue Recognition Accounting Policy
----------------------------------------------

In December 1999, the Company adopted SAB 101 which applies to the Company's tax service operations. SAB 101 requires the deferral of the tax service fee and the recognition of that fee as revenue ratably over the expected service period. As a result of adopting SAB 101, the Company reported a charge of $55.6 million, net of income taxes and minority interests, as a cumulative change in accounting principle and restated its results for the three and six months ended June 30, 1999. The restatement increased revenues, net income and net income per diluted share (before the cumulative effect of a change in accounting principle) by $11.5 million, $5.6 and $.08 million for the three months ended June 30, 1999, respectively, and $20.3 million, $9.8 million and $.15 for the six months ended June 30, 1999, respectively. During the three and six months ended June 30, 2000, the Company recognized $7.7 million and $14.8 million, respectively, in revenues that were included in the cumulative effect adjustment.

Note 3 - Business Combinations
------------------------------

During the six months ended June 30, 2000, the Company acquired twelve companies, all in the title insurance segment, accounted for under the purchase method of accounting. These acquisitions were not material either individually or in the aggregate.

Note 4 - Litigation
-------------------

On May 19, 1999, The People of the State of California, by the Attorney General of the State of California, filed a class action suit in the Sacramento Superior Court. The action seeks to certify as a class of defendants all "title insurers," all "underwritten title companies" and all "controlled escrow companies" (as those terms are defined in the California Insurance Code) and all "independent escrow companies" (as the term is defined in the California Financial Code) doing business in the State of California from 1970 to the present who (i) hold dormant, unclaimed escrow funds; (ii) charged California home buyers and other escrow customers $10.00 or more for delivery services or administrative fees; (iii) charged California home buyers and other escrow customers reconveyance fees and/or (iv) earned interest (or its equivalent) from financial institutions and on customers' deposited escrow funds.

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

Subsequent to the filing of the action by the State of California, two private class actions were served against the title insurance industry in California. The allegations in the complaints include some, but not all, of the allegations contained in the complaint filed by the State of California. The private class actions were stayed by court orders pending settlement negotiations relating to the class action filed by the State of California. The Company has entered into a series of negotiations with the Attorney General's office to discuss possible settlement of the claims made by the State of California.

The Company does not believe that the ultimate resolution of these actions will have a materially adverse effect on its financial condition or results of operations.

Note 5 - Segment Information
----------------------------

The Company's operations include three reportable segments. Selected financial information about the Company's operations by segment is as follows:


Operating revenues:

                                            Three Months Ended                                   Six Months Ended
                                                 June 30                                             June 30
                                ------------------------------------------        ----------------------------------------------
                                                  ($000)                                              ($000)
                                  2000         %           1999         %            2000          %            1999          %
                                --------      ---        --------      ---        ----------      ---        ----------      ---
Title Insurance                  558,714       73         564,859       73         1,005,260       72         1,085,844       73
Real Estate Information          137,893       18         155,539       20           266,650       19           308,008       21
Consumer Information              63,609        9          49,212        7           124,171        9            94,945        6
                                --------      ---        --------      ---        ----------      ---        ----------      ---
  Total                         $760,216      100        $769,610      100        $1,396,081      100        $1,488,797      100
                                ========      ===        ========      ===        ==========      ===        ==========      ===

Income before income taxes, minority interests and cumulative effect of a change in accounting principle:

                                               Three Months Ended                                   Six Months Ended
                                                    June 30                                             June 30
                                   ------------------------------------------          --------------------------------------------
                                                     ($000)                                              ($000)
                                     2000         %           1999         %             2000         %           1999           %
                                   --------      ---        --------      ---          --------      ---        --------        ---
Title Insurance                    $ 36,957       63        $ 49,075       60          $ 43,209       55        $ 84,237         59
Real Estate Information              13,251       22          25,366       31            16,115       21          45,440         32
Consumer Information                  8,935       15           6,973        9            18,529       24          13,223          9
                                   --------      ---        --------      ---          --------      ---        --------        ---
  Total before corporate expenses    59,143      100          81,414      100            77,853      100         142,900        100
                                                 ===                      ===                        ===                        ===

Corporate expenses                  (10,797)                 (18,404)                   (25,622)                 (27,204)
                                   --------                 --------                   --------                 --------
  Total                            $ 48,346                 $ 63,010                   $ 52,231                 $115,696
                                   ========                 ========                   ========                 ========

Note 6 - Subsequent Events
--------------------------

On July 31, 2000, the Company announced that it entered into a joint venture with LandAmerica Financial Group, Inc., creating an advanced title information delivery system. Under the terms of the agreement, the Company contributed its Smart Title Solutions division and LandAmerica contributed its Datatrace division to a newly formed limited liability company. The combined entity will be called Data Trace Information Services and, as majority owner, the Company will act as managing partner of the venture. On August 2, 2000, the Company announced the combination of its Real Estate Solutions division with Transamerica Corporation's Intellitech real estate information business. The combination created a data repository that covers more than 85 percent of nation's property sales and mortgage financing transactions. In the transaction, the Company and Transamerica formed a new limited partnership, in which the Company has an 80 percent interest and management control. Both of these transactions will be accounted for under the purchase method of accounting and the Company does not believe that the accounting for either of these transactions will have a material impact on its financial condition or results of operations.

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

RESULTS OF OPERATIONS

Three and six months ended June 30:

OVERVIEW

Low mortgage interest rates and high consumer confidence, coupled with the particularly strong California real estate market, resulted in record-setting first half of the year revenues for the Company for the six months ended June 30, 1999. However, commencing in the second quarter 1999, new orders began to soften as rising interest rates led to a significant decline in refinance transactions, although residential resale and commercial activity remained relatively strong. During the second half of 1999, the trend of higher interest rates continued. New orders, including residential resale orders, continued to decline. This, coupled with fourth quarter seasonal factors, decreased operating revenues for the fourth quarter 1999 and resulted in a low inventory of open orders going into the first quarter 2000. Accordingly, orders closed and operating revenues for the first quarter 2000 decreased when compared with the first quarter 1999. The trend of higher interest rates and low refinancings continued into the second quarter 2000 and resulted in a decrease in orders closed and operating revenues for the second quarter 2000 when compared with the second quarter 1999. Net income and net income per diluted share for the second quarter 2000 was $25.0 million and $0.38, respectively. Net income and net income per diluted share for the first half of 2000 was $26.0 million and $0.40, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                            Three Months Ended                                   Six Months Ended
                                                 June 30                                             June 30
                                ------------------------------------------        ----------------------------------------------
                                                  ($000)                                              ($000)
                                  2000         %           1999         %            2000          %            1999          %
                                --------      ---        --------      ---        ----------      ---        ----------      ---
Title Insurance:
  Direct operations             $283,487       37        $280,007       36        $  519,433       37        $  540,331       36
  Agency operations              275,227       36         284,852       37           485,827       35           545,513       37
                                --------      ---        --------      ---        ----------      ---        ----------      ---
                                 558,714       73         564,859       73         1,005,260       72         1,085,844       73
Real Estate Information          137,893       18         155,539       20           266,650       19           308,008       21
Consumer Information              63,609        9          49,212        7           124,171        9            94,945        6
                                --------      ---        --------      ---        ----------      ---        ----------      ---
  Total                         $760,216      100        $769,610      100        $1,396,081      100        $1,488,797      100
                                ========      ===        ========      ===        ==========      ===        ==========      ===

Title Insurance. Operating revenues from direct title operations increased 1.2% and decreased 3.9% for the three and six months ended June 30, 2000, respectively, when compared with the same periods of the prior year. The increase for the three-month period was attributable to an increase in the average revenues per order closed, offset in part by a decrease in the number of orders closed by the Company's direct operations. The decrease for the six-month period was due to a decrease in the number of orders closed, offset in part by an increase in the average revenues per order closed. The average revenues per order closed were $1,087 and $1,057 for the three and six months ended June 30, 2000, respectively, as compared with $878 and $880 for the same periods of the prior year. These increases were primarily due to the shift in the mix of business from refinance to resale, appreciating residential real estate values and an increase in commercial activity. The Company's direct operations closed 260,900 and 491,200 title orders during the current three and six month periods, respectively, decreases of 18.2% and 20.0% when compared with 319,000 and 614,100 closed during the same periods of the prior year. These decreases were primarily due to the factors mentioned above in the Overview section. Operating revenues from agency operations decreased

3.4% and 10.9% for the three and six months ended June 30, 2000, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the same factors affecting direct operations mentioned above, compounded by the inherent delay in reporting by agents.

Real Estate Information. Real estate information operating revenues decreased 11.3% and 13.4% for the three and six months ended June 30, 2000, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the decrease in refinance activity, offset in part by $5.3 million and $9.8 million of operating revenues contributed by new acquisitions for the respective periods.

Consumer Information. Consumer information operating revenues increased 29.3% and 30.8% for the three and six months ended June 30, 2000, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, as well as $4.3 million and $9.9 million of operating revenues contributed by new acquisitions for the three and six months ended June 30, 2000, respectively.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $15.7 million and $26.0 million for the three and six months ended June 30, 2000, respectively, representing increases of $3.5 million, or 28.3%, and $2.1 million, or 8.7%, when compared with the same periods of the prior year. These increases primarily reflect an increase in investment income, increased earnings of unconsolidated subsidiaries and realized investment gains of approximately $0.7 million.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $182.7 million and $355.9 million for the three and six months ended June 30, 2000, respectively, decreases of 0.9% and 1.5% when compared with the same periods of the prior year. Excluding acquisitions, the decreases were $7.5 million, or 4.1%, and $18.2 million, or 5.0%, respectively. These decreases were primarily due to personnel reductions and the results of cost-containment programs that were started by the Company in the latter part of 1999 and have continued into the current quarter.

Agents retained $225.5 million and $392.6 million of title premiums generated by agency operations for the three and six months ended June 30, 2000, respectively, which compares with $228.2 million and $438.8 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.1% to 81.9% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $88.5 million and $169.8 million for the three and six months ended June 30, 2000, respectively, increases of $10.3 million, or 13.2%, and $14.9 million, or 9.6%, when compared with the same periods of the prior year. These increases were primarily attributable to approximately $3.7 million and $7.4 million of expense related to leased equipment, and approximately $2.0 million and $5.8 million of expenses related to new acquisitions for the three and six months ended June 30, 2000, respectively. Contributing to the increase for both periods were costs incurred to update and maintain the Company's expanding databases and increased technology costs, partially offset by the results of the Company's cost-containment programs.

The provision for title losses as a percentage of title insurance operating revenues was 3.6% for the six months ended June 30, 2000 and 3.0% for the same period of the prior year. The increase in loss percentage reflects the shift in business mix from refinance, which is typically associated with low claims experience, to resale, which tends to have a slightly higher claims experience.

Premium taxes for title insurance were $9.8 million and $10.5 million for the six months ended June 30, 2000 and 1999, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were approximately 1.0% for both periods.

Real Estate Information. Real estate information personnel and other operating expenses were $114.6 million and $229.8 million for the three and six months ended June 30, 2000, respectively, decreases of 5.5% and 6.1% when compared with the same periods of the prior year. Excluding acquisitions, the decreases were $13.0 million, or 10.7%, and $26.1 million, or 10.7%, respectively. These decreases were primarily attributable to the results of the Company's cost-containment programs.

Consumer Information. Consumer information personnel and other operating expenses were $40.6 million and $79.9 million for the three and six months ended June 30, 2000, respectively, increases of 23.8% and 24.3% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume as well as $1.8 million and $4.9 million of costs associated with new acquisitions for the three and six months ended June 30, 2000, respectively. The provision for consumer information losses principally reflects home warranty claims and, to a lesser extent, property and casualty insurance claims. The provision for home warranty losses, expressed as a percentage of home warranty operating revenues, was 51.2% for the six months ended June 30, 2000, and 49.0% for the same period of the prior year. This increase was primarily due to an increase in the average number of claims per contract. The provision for property and casualty losses, expressed as a percentage of property and casualty operating revenues was approximately 40% for both the six months ended June 30, 2000 and 1999.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                               Three Months Ended                                   Six Months Ended
                                                    June 30                                             June 30
                                   ------------------------------------------          --------------------------------------------
                                                     ($000)                                              ($000)
                                     2000         %           1999         %             2000         %           1999           %
                                   --------      ---        --------      ---          --------      ---        --------        ---
Title Insurance                    $ 36,957       63        $ 49,075       60          $ 43,209       55        $ 84,237         59
Real Estate Information              13,251       22          25,366       31            16,115       21          45,440         32
Consumer Information                  8,935       15           6,973        9            18,529       24          13,223          9
                                   --------      ---        --------      ---          --------      ---        --------        ---
  Total before corporate expenses    59,143      100          81,414      100            77,853      100         142,900        100
                                                 ===                      ===                        ===                        ===

Corporate expenses                  (10,797)                 (18,404)                   (25,622)                 (27,204)
                                   --------                 --------                   --------                 --------
  Total                            $ 48,346                 $ 63,010                   $ 52,231                 $115,696
                                   ========                 ========                   ========                 ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase or decrease based on the volume of residential real estate loan transactions. Consumer information profits are unaffected by real estate or mortgage interest rate activity and increase as the level of business volume increases. Corporate expenses decreased $7.6 million for the three months ended June 30, 2000, when compared with the same period of the prior year. This decrease was primarily due to $10.8 million of merger-related charges incurred in the NAIG acquisition, which were included in the prior year period, offset in part by a $1.0 million reduction in corporate investment income and increased technology costs at the corporate level.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 43.7% for the six months ended June 30, 2000, and 38.7% for the same period of the prior year. The increase in effective rate was primarily attributable to an increase in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries contribution to pretax profits and changes in the ratio of permanent differences to pretax profits. A large portion of the Company's minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $3.9 million for the three months ended June 30, 2000, a decrease of $2.3 million when compared with the same period of the prior year. Minority interest expense was $6.0 million for the six months ended June 30, 2000, a decrease of $7.1 million when compared with the same period of the prior year. These decreases were primarily attributable to the decrease in operating results of the Company's joint venture with Experian caused primarily by the previously noted decline in refinance activity.


NET INCOME

Net income for the three and six months ended June 30, 2000, was $25.0 million, or $0.38 per diluted share, and $26.0 million, or $0.40 per diluted share, respectively. Net income for the three and six months ended June 30, 1999, was $34.8 million, or $0.52 per diluted share, and $62.9 million, or $0.95 per diluted share, respectively. Net income for the six months ended June 30, 1999, excludes the cumulative effect of a change in accounting for tax service contracts.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $77.2 million and $80.6 million for the six months ended June 30, 2000 and 1999, respectively. The decrease for the current year period was primarily attributable to capital expenditures and the repurchase of Company shares. The decrease for the prior year period was primarily due to capital expenditures and company acquisitions.

Notes and contracts payable as a percentage of total capitalization increased to 17.8% at June 30, 2000, from 16.4% at December 31, 1999. This increase was primarily due to the repurchase of Company shares and new debt issued for company acquisitions during the first half of the year.

Management believes that all of its anticipated operating cash requirements for the immediate future will be met from internally generated funds.

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

Part II:  Other Information
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of shareholders (the "Meeting") of The First American Financial Corporation (the "Company") was held on Thursday, May 11, 2000.

         (b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.

                 Name of Nominee              Votes For           Votes Withheld
                 ---------------              ----------          --------------
                 George L. Argyros            57,821,430              322,292
                 Gary J. Beban                57,823,148              320,148
                 J. David Chatham             57,841,922              301,148
                 William G. Davis             57,818,619              325,103
                 James L. Doti                57,836,993              306,729
                 Lewis W. Douglas, Jr.        57,752,120              391,602
                 Paul B. Fay, Jr.             57,746,833              396,889
                 D. P. Kennedy                57,749,274              394,448
                 Parker S. Kennedy            57,833,331              310,391
                 Frank O'Bryan                57,275,998              867,724
                 Roslyn B. Payne              57,857,051              286,671
                 D. Van Skilling              57,269,397              874,325
                 Virginia Ueberroth           57,864,185              279,537

         (c) At the Meeting, the proposal to amend the Restated Articles of Incorporation to change the Company's name to "The First American Corporation."

             Votes For               Votes Against               Votes Withheld
             ----------              -------------               --------------
             57,747,837                 267,541                      120,344

             No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.  Exhibits and Reports on Form 8-K.
         ----------------------------------

         (a) Exhibits

             (3) Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation executed May 11, 2000, incorporated by reference herein from the Company's report on Form 8-K dated June 12, 2000.

             (10)(a) Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan.

             (10)(b) Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan.

             (10)(c) Amendment No. 3, dated July 19, 2000, to 1997 Directors' Stock Plan.

             (10)(d) Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan.

             (10)(e) Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan.

             (10)(f) Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan.

             (10)(g) Master Lease Agreement, dated as of December 27, 1999, between FATICO 1999 TRUST, as lessor, and First American Title Insurance Company, as Lessee.

             (10)(h) Agreement of Amendment No. 1, dated as of May 5, 2000, to Master Lease Agreement and Equipment Schedule No. 1.

             (10)(i) Amendment No. 1, dated as of May 15, 2000, to Credit Agreement dated as of July 2, 1999.

             (10)(j) Amendment No. 2, dated as of May 15, 2000, to Amended and Restated Credit Agreement dated as of July 29, 1997.

             (27)     Financial Data Schedule

         (b) Reports on Form 8-K

             During the quarterly period covered by this report, the Company filed a report on Form 8-K dated June 12, 2000 (reporting on the change of the Company's name to "The First American Corporation"). Subsequent to such quarterly period, the Company filed reports on Form 8-K dated August 3, 2000 (reporting on the Company's second quarter earnings), August 3, 2000 (reporting on the Company's agreement with LandAmerica Financial Group, Inc. creating a joint title information delivery system) and August 4, 2000 (reporting on the Company's agreement with Transamerica Corporation creating the nation's largest database of property characteristic information).

                                 EXHIBIT INDEX


                                                                   Sequentially
Exhibit No.             Description                                Numbered Page
-----------             -----------                                -------------

(3) Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation executed May 11, 2000, incorporated by reference herein from the Company's report on Form 8-K dated June 12, 2000.


(10)(a)                 Amendment No. 1, dated July 19, 2000, to
                        Pension Restoration Plan.

(10)(b)                 Amendment No. 6, dated July 19, 2000, to
                        1996 Stock Option Plan.

(10)(c)                 Amendment No. 3, dated July 19, 2000, to
                        1997 Directors' Stock Plan.

(10)(d)                 Amendment No. 1, dated July 19, 2000, to
                        Deferred Compensation Plan.

(10)(e)                 Amendment No. 5, dated July 19, 2000, to
                        Executive Supplemental Benefit Plan.

(10)(f)                 Amendment No. 3, dated July 19, 2000, to
                        Management Supplemental Benefit Plan.

(10)(g)                 Master Lease Agreement, dated as of
                        December 27, 1999, between FATICO 1999
                        TRUST, as lessor, and First American Title
                        Insurance Company, as Lessee.

(10)(h)                 Agreement of Amendment No. 1, dated as of
                        May 5, 2000, to Master Lease Agreement and
                        Equipment Schedule No. 1.

(10)(i) Amendment No. 1, dated as of May 15, 2000, to Credit Agreement dated as of July 2, 1999.

(10)(j) Amendment No. 2, dated as of May 15, 2000, to Amended and Restated Credit Agreement dated as of July 29, 1997.

(27)                    Financial Data Schedule