Form 10-Q
period 2000-09-30
FIRST AMERICAN FINANCIAL CORP
filed 2000-11-14
CIK 36047

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                              --------------------------------------------------

                                      OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to_____________________________

Commission file number     0-3658
                      -------------------------------------------------

                        THE FIRST AMERICAN CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

    Incorporated in California                             95-1068610
-----------------------------------------------       ----------------------
  (State or other jurisdiction of incorporation         (I.R.S. Employer
  or organization)                                      Identification No.)


        1 First American Way, Santa Ana, California          92707-5913
   --------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                                 (714)800-3000
   --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes                No
    -----------       -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  63,600,983 shares as of November 7, 2000

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


                                     THE FIRST AMERICAN CORPORATION
                                   --------------------------------------
                                              (Registrant)



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


Date:  November 10, 2000

Part I:   Financial  Information
          ----------------------

Item 1:   Financial Statements
          --------------------

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                          September 30, 2000   December 31, 1999
                                                          ------------------   -----------------
Assets
  Cash and cash equivalents                                   $  268,227,000      $  350,010,000
                                                              --------------      --------------
  Accounts and accrued income receivable, net                    201,723,000         180,824,000
                                                              --------------      --------------
  Income tax receivable                                                                8,606,000
                                                                                  --------------
  Investments:
    Deposits with savings and loan associations and banks         36,279,000          32,225,000
    Debt securities                                              207,867,000         226,369,000
    Equity securities                                             43,567,000          39,266,000
    Other long-term investments                                   94,659,000          86,686,000
                                                              --------------      --------------
                                                                 382,372,000         384,546,000
                                                              --------------      --------------
  Loans receivable                                                91,932,000          87,338,000
                                                              --------------      --------------
  Property and equipment, at cost                                689,445,000         566,841,000
  Less- accumulated depreciation                                (242,893,000)       (173,527,000)
                                                              --------------      --------------
                                                                 446,552,000         393,314,000
                                                              --------------      --------------
  Title plants and other indexes                                 276,535,000         250,723,000
                                                              --------------      --------------
  Assets acquired in connection with claim settlements
   (net of valuation reserves of $3,743,000 and $4,856,000)       25,051,000          24,196,000
                                                              --------------      --------------
  Deferred income taxes                                           37,901,000          48,284,000
                                                              --------------      --------------
  Goodwill and other intangibles, net                            345,832,000         284,390,000
                                                              --------------      --------------
  Other assets                                                   108,374,000         104,183,000
                                                              --------------      --------------
                                                              $2,184,499,000      $2,116,414,000
                                                              ==============      ==============
Liabilities and Stockholders' Equity
  Demand deposits                                             $   78,880,000      $   80,843,000
                                                              --------------      --------------
  Accounts payable and accrued liabilities                       274,254,000         280,698,000
                                                              --------------      --------------
  Deferred revenue                                               273,521,000         279,766,000
                                                              --------------      --------------
  Reserve for known and incurred but not reported claims         281,324,000         273,724,000
                                                              --------------      --------------
  Income taxes payable                                            10,820,000
                                                              --------------
  Notes and contracts payable                                    216,720,000         196,815,000
                                                              --------------      --------------
  Minority interests in consolidated subsidiaries                111,752,000          88,577,000
                                                              --------------      --------------
  Mandatorily redeemable preferred securities of
     the Company's subsidiary trust whose sole assets
     are the Company's $100,000,000 8.5% deferrable
     interest subordinated notes due 2012                        100,000,000         100,000,000
                                                              --------------      --------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 180,000,000 shares
      Outstanding - 63,552,000 and 65,068,000 shares              63,552,000          65,068,000
    Additional paid-in capital                                   167,289,000         184,759,000
    Retained earnings                                            600,956,000         561,946,000
    Accumulated other comprehensive income                         5,431,000           4,218,000
                                                              --------------      --------------
                                                                 837,228,000         815,991,000
                                                              --------------      --------------
                                                              $2,184,499,000      $2,116,414,000
                                                              ==============      ==============

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

     Condensed Consolidated Statements of Income and Comprehensive Income
     --------------------------------------------------------------------
                                  (Unaudited)

                                                    For the Three Months Ended      For the Nine Months Ended
                                                          September 30                     September 30
                                                    ---------------------------   ------------------------------
                                                        2000           1999            2000           1999
                                                    -------------  ------------   --------------  --------------
Revenues
  Operating revenues                                 $730,490,000  $757,729,000   $2,126,571,000  $2,246,526,000
  Investment and other income                          19,770,000    17,325,000       45,788,000      41,250,000
                                                    -------------  ------------   --------------  --------------
                                                      750,260,000   775,054,000    2,172,359,000   2,287,776,000
                                                    -------------  ------------   --------------  --------------
Expenses
  Salaries and other personnel costs                  260,250,000   264,809,000      773,513,000     779,824,000
  Premiums retained by agents                         192,803,000   229,966,000      585,398,000     668,746,000
  Other operating expenses                            176,845,000   169,994,000      511,994,000     502,600,000
  Provision for title losses and other claims          36,764,000    30,108,000      104,327,000      85,549,000
  Depreciation and amortization                        22,790,000    19,507,000       61,112,000      55,574,000
  Premium taxes                                         5,396,000     5,829,000       16,318,000      17,125,000
  Interest                                              6,655,000     4,001,000       18,709,000      11,822,000
                                                    -------------  ------------   --------------  --------------
                                                      701,503,000   724,214,000    2,071,371,000   2,121,240,000
                                                    -------------  ------------   --------------  --------------
Income before income taxes,
  minority interests and cumulative effect
  of a change in accounting principle                  48,757,000    50,840,000      100,988,000     166,536,000
Income taxes                                           19,000,000    17,766,000       39,200,000      57,466,000
                                                    -------------  ------------   --------------  --------------
Income before minority interests and cumulative
  effect of a change in accounting principle           29,757,000    33,074,000       61,788,000     109,070,000
Minority interests                                      5,358,000     5,081,000       11,355,000      18,183,000
                                                    -------------  ------------   --------------  --------------
Income before cumulative effect of a
  change in accounting principle                       24,399,000    27,993,000       50,433,000      90,887,000
Cumulative effect of a change in accounting for
  tax service contracts, net of income taxes and
  minority interests                                            -             -                -     (55,640,000)
                                                    -------------  ------------   --------------  --------------
Net income                                             24,399,000    27,993,000       50,433,000      35,247,000
                                                    -------------  ------------   --------------  --------------
Other comprehensive income, net of tax                  1,115,000    (3,584,000)       1,213,000      (4,199,000)
    Unrealized gain (loss) on securities                  175,000      (172,000)               -        (403,000)
                                                    -------------  ------------   --------------  --------------
    Minimum pension liability adjustment                1,290,000    (3,756,000)       1,213,000      (4,602,000)
                                                    -------------  ------------   --------------  --------------
                                                    $  25,689,000  $ 24,237,000   $   51,646,000  $   30,645,000
Comprehensive income                                -------------  ------------   --------------  --------------

Per share amounts:
  Basic:
    Income before cumulative effect of a change
      in accounting for tax service contracts             $  0.38       $  0.43          $  0.79         $  1.41
    Cumulative effect of a change in
      accounting for tax service contracts                                                              ($  0.86)
                                                    -------------  ------------   --------------  --------------
Net income                                                $  0.38       $  0.43          $  0.79         $  0.55
                                                    -------------  ------------   --------------  --------------
Diluted:
  Income before cumulative effect of a change
    in accounting for tax service contracts               $  0.37       $  0.42          $  0.77         $  1.37
  Cumulative effect of a  change in
    accounting for tax service contracts                                                                ($  0.84)
                                                    -------------  ------------   --------------  --------------
Net income                                                $  0.37       $  0.42          $  0.77         $  0.53
                                                    =============  ============   ==============  ==============
Cash dividends per share                                  $   .06       $   .06          $   .18         $   .18
                                                    =============  ============   ==============  ==============
Weighted average number of shares:
  Basic                                                63,526,000    65,213,000       63,689,000      64,564,000
                                                    =============  ============   ==============  ==============
  Diluted                                              66,088,000    66,166,000       65,700,000      66,296,000
                                                    =============  ============   ==============  ==============

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                    For the Nine Months Ended
                                                                          September 30
                                                                  -----------------------------
                                                                       2000          1999
                                                                  -------------   -------------
Cash flows from operating activities:
  Net income                                                      $  50,433,000   $  35,247,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                   104,327,000      85,549,000
      Depreciation and amortization                                  61,112,000      55,574,000
      Minority interests in net income                               11,355,000      18,183,000
      Cumulative effect of a change in accounting
        for tax service contracts                                                    55,640,000
      Investment gain                                                                (5,160,000)
      Other, net                                                       (201,000)       (805,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recove         (98,582,000)    (82,328,000)
      Net change in income tax accounts                              29,351,000     (50,161,000)
      Increase in accounts and accrued income receivable            (14,031,000)     (2,077,000)
      Decrease in accounts payable and accrued liabilities          (15,382,000)    (18,185,000)
      (Decrease) increase in deferred revenue                       (11,140,000)     51,883,000
      Other, net                                                     (6,500,000)    (17,025,000)
                                                                  -------------   -------------
  Cash provided by operating activities                             110,742,000     126,335,000
                                                                  -------------   -------------

Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions              (39,908,000)    (37,436,000)
  Net (increase) decrease in deposits with banks                     (3,997,000)      6,914,000
  Net increase in loans receivable                                   (4,594,000)     (9,478,000)
  Purchases of debt and equity securities                           (40,580,000)    (41,130,000)
  Proceeds from sales of debt and equity securities                  46,426,000      51,409,000
  Proceeds from maturities of debt securities                        11,302,000      11,083,000
  Net decrease in other investments                                     972,000       4,257,000
  Capital expenditures                                             (112,846,000)   (173,067,000)
  Proceeds from sale of property and equipment                        1,509,000       4,008,000
                                                                  -------------   -------------
  Cash used for investing activities                               (141,716,000)   (183,440,000)
                                                                  -------------   -------------

Cash flows from financing activities:
  Net change in demand deposits                                      (1,963,000)      7,038,000
  Proceeds from issuance of debt                                      3,575,000         734,000
  Repayment of debt                                                 (16,661,000)    (12,856,000)
  Proceeds from exercise of stock options                             1,546,000       3,739,000
  Proceeds from issuance of stock to employee savings plan                            4,794,000
  Repurchase of company shares                                      (20,758,000)
  Distributions to minority shareholders                             (5,125,000)     (8,467,000)
  Cash dividends                                                    (11,423,000)    (11,928,000)
                                                                  -------------   -------------
  Cash used for financing activities                                (50,809,000)    (16,946,000)
                                                                  -------------   -------------

Net decrease in cash and cash equivalents                           (81,783,000)    (74,051,000)
Cash and cash equivalents   -  Beginning of year                    350,010,000     381,293,000
                                                                  -------------   -------------
                            -  End of third quarter               $ 268,227,000   $ 307,242,000
                                                                  -------------   -------------
Supplemental information:
  Cash paid during the three quarters for:
   Interest                                                       $  17,722,000   $   8,731,000
    Premium taxes                                                 $  17,142,000   $  20,471,000
    Income taxes                                                  $  21,931,000   $  88,466,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                            $     226,000   $   3,369,000
    Liabilities incurred in connection with company
    acquisitions                                                  $  44,740,000   $  10,795,000
    Purchase of minority interest                                 $  12,804,000
    Company acquisitions in exchange for common stock                             $  28,594,000


           See notes to condensed consolidated financial statements.


                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)


Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three and nine months ended September 30, 1999, have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." (See Note 2).

The Company's only potential dilutive common shares are stock options which are reflected in diluted earnings per share by application of the treasure stock method.

Note 2 - Revenue Recognition Accounting Policy
----------------------------------------------

In December 1999, the Company adopted SAB 101 which applies to the Company's tax service operations. SAB 101 requires the deferral of the tax service fee and the recognition of that fee as revenue ratably over the expected service period. As a result of adopting SAB 101, the Company reported a charge of $55.6 million, net of income taxes and minority interests, as a cumulative change in accounting principle and restated its results for the three and nine months ended September 30, 1999. The restatement increased revenues, net income and net income per diluted share (before the cumulative effect of a change in accounting principle) by $12.5 million, $6.1 million and $.09 for the three months ended September 30, 1999, respectively, and $32.7 million, $15.9 million and $.24 for the nine months ended September 30, 1999, respectively. During the three and nine months ended September 30, 2000, the Company recognized $10.7 million and $25.5 million, respectively, in revenues that were included in the cumulative effect adjustment.

Note 3 - Business Combinations
------------------------------

On July 31, 2000, the Company announced that it entered into a joint venture with LandAmerica Financial Group, Inc., creating an advanced title information delivery system. Under the terms of the agreement, the Company contributed certain assets and liabilities of its Smart Title Solutions subsidiary and LandAmerica contributed certain assets and liabilities of its Datatrace subsidiary to a newly formed limited liability company. The combined entity will be called Data Trace Information Services and, as majority owner, the Company will act as managing partner of the venture. On August 2, 2000, the Company announced the combination of its Real Estate Solutions division with Transamerica Corporation's Intellitech real estate information business. The combination created a data repository that covers more that 85 percent of nation's property sales and mortgage financing transactions. In the transaction, the Company and Transamerica formed a new limited partnership, in which the Company has an 80 percent interest and management control. Both of these transactions will be accounted for under the purchase method of accounting.

During the nine months ended September 30, 2000, the Company acquired 15 companies. These acquisitions were not material either individually or in the aggregate and are included in the following business segments: 11 in the title insurance segment, two in the real estate information segment and two in the consumer information segment. The aggregate purchase price was $7.6 million in cash, $9.5 million in notes payable and $17.9 million in equity interests.

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

Note 5 - Segment Information
----------------------------

The Company's operations include three reportable segments. Selected financial information about the Company's operations by segment is as follows:

Operating revenues:

                                           Three Months Ended                               Nine Months Ended
                                              September 30                                     September 30
                        -----------------------------------------------------------------------------------------
                                        ($000)                                           ($000)
                            2000        %           1999       %             2000        %          1999       %
                        ----------- --------- ------------- -------- --------------- -------- ------------- -----
Title Insurance          521,998        71       559,387       74       1,527,258        72    1,645,230       73
Real Estate Information  141,501        20       143,220       19         408,151        19      451,228       20
Consumer Information      66,991         9        55,122        7         191,162         9      150,068        7
                        ----------- --------- ------------- -------- --------------- -------- ------------- -----
  Total                 $730,490       100      $757,729      100      $2,126,571       100   $2,246,526      100
                        =========== ========= ============= ======== =============== ======== ============= =====

Income before income taxes, minority interests and cumulative effect of a change in accounting principle:

                                              Three Months Ended                             Nine Months Ended
                                                 September 30                                   September 30
                                   -----------------------------------------------------------------------------------------
                                                   ($000)                                          ($000)
                                       2000      %            1999     %             2000       %             1999        %
                                   ----------- -------- ------------ -------- -------------- -------- --------------- ------
Title Insurance                    $ 30,543      50       $ 31,946     55        $ 73,752       53        $116,183        58
Real Estate Information              19,915      33         17,574     30          36,030       26          63,014        31
Consumer Information                 10,347      17          8,955     15          28,876       21          22,178        11
                                   ----------- -------- ------------ -------- -------------- -------- --------------- ------
  Total before corporate expenses    60,805     100         58,475    100         138,658      100         201,375       100
                                               ========              ========                ========                 ======
Corporate expenses                  (12,048)                (7,635)               (37,670)                 (34,839)
                                   -----------          ------------          --------------          ---------------
  Total                            $ 48,757               $ 50,840               $100,988                 $166,536
                                   ===========          ============          ==============          ===============

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Certain statements made in this 10Q, including those relating to anticipated cash requirements, are forward looking. Risks and uncertainties exist which may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: interest rate fluctuations; changes in the performance of the real estate markets; general volatility in the capital markets; changes in applicable government regulations; consolidation among the Company's significant customers and competitors; legal proceedings commenced by the California attorney general and related litigation; the Company's continued ability to identify businesses to be acquired; changes in the Company's ability to integrate businesses which it acquires; and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.


RESULTS OF OPERATIONS

Three and nine months ended September 30:

OVERVIEW

Low mortgage interest rates and high consumer confidence, coupled with the particularly strong California real estate market, resulted in record-setting first half of the year revenues for the Company for the six months ended June 30, 1999. However, commencing in the second quarter 1999, new orders began to soften as rising interest rates led to a significant decline in refinance transactions, although residential resale and commercial activity remained relatively strong. During the second half of 1999, the trend of higher interest rates continued. New orders, including residential resale orders, continued to decline. This, coupled with fourth quarter seasonal factors, decreased operating revenues for the fourth quarter 1999 and resulted in a low inventory of open orders going into the first quarter 2000. Accordingly, orders closed and operating revenues for the first quarter 2000 decreased when compared with the first quarter 1999. The trend of higher interest rates and low refinancings continued into the second quarter 2000 and resulted in a decrease in orders closed and operating revenues for the second quarter 2000 when compared with the second quarter 1999. During the third quarter 2000, mortgage interest rates decreased and order counts in the latter part of the quarter began to show favorable comparisons when compared with the same period of the prior year. This, coupled with the results of the Company's cost-containment programs, resulted in net income and net income per diluted share for the third quarter 2000 of $24.4 million and $0.37, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                       Three Months Ended                                  Nine Months Ended
                                          September 30                                        September 30
                       ----------------------------------------------------------------------------------------------------
                                             ($000)                                              ($000)
                               2000       %             1999       %               2000       %               1999       %
                       -------------- ---------- -------------- --------- ---------------- -------- ----------------- -----
Title Insurance:
  Direct operations        $280,152       38        $273,310       36        $  799,585       38        $  813,640       36
  Agency operations         241,846       33         286,077       38           727,673       34           831,590       37
                       -------------- ---------- -------------- --------- ---------------- -------- ----------------- -----
                            521,998       71         559,387       74         1,527,258       72         1,645,230       73
Real Estate Information     141,501       20         143,220       19           408,151       19           451,228       20
Consumer Information         66,991        9          55,122        7           191,162        9           150,068        7
                       -------------- --------- --------------- --------- ---------------- -------- ----------------- -----
  Total                    $730,490      100        $757,729      100        $2,126,571      100        $2,246,526      100
                       ============== ========= =============== ========= ================ ======== ================= =====


Title Insurance. Operating revenues from direct title operations increased 2.5% and decreased 1.7% for the three and nine months ended September 30, 2000, respectively, when compared with the same periods of the prior year. The increase for the three-month period was attributable to an increase in the average revenues per order closed, offset in part by a decrease in the number of orders closed by the Company's direct operations. The decrease for the nine-month period was due to a decrease in the number of orders closed, offset in part by an increase in the average revenues per order closed. The average revenues per order closed were $1,137 and $1,084 for the three and nine months ended September 30, 2000, respectively, as compared with $988 and $913 for the same periods of the prior year. These increases were primarily due to the shift in the mix of business from refinance to resale, appreciating residential real estate values and an increase in commercial activity. The Company's direct operations closed 246,500 and 737,700 title orders during the current three and nine month periods, respectively, decreases of 10.9% and 17.2% when compared with 276,700 and 890,800 closed during the same periods of the prior year. These decreases were primarily due to the factors mentioned above in the Overview section. Operating revenues from agency operations decreased 15.5% and 12.5% for the three and nine months ended September 30, 2000, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the same factors affecting direct operations mentioned above, compounded by the inherent delay in reporting by agents, which reflects the relatively high agency revenues for the third quarter of the prior year due to the strong operating results experienced by the agents during the second quarter of 1999.

Real Estate Information. Real estate information operating revenues decreased 1.2% and 9.5% for the three and nine months ended September 30, 2000, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the decrease in refinance activity, offset in part by $10.8 million and $20.6 million of operating revenues contributed by new acquisitions for the respective periods.

Consumer Information. Consumer information operating revenues increased 21.5% and 27.4% for the three and nine months ended September 30, 2000, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, as well as $4.7 million and $14.6 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $19.8 million and $45.8 million for the three and nine months ended September 30, 2000, respectively, representing increases of $2.4 million, or 14.1%, and $4.5 million, or 11.0%, when compared with the same periods of the prior year. These increases primarily reflect an increase in investment income and increased earnings of unconsolidated subsidiaries, which are accounted for under the equity method of accounting, offset in part by a reduction in realized investment gains. Included in the prior year quarter is an investment gain of $5.2 million resulting from stock received in the demutualization of a life insurance company which insures a large portion of the Company's corporate-owned life insurance portfolio. Included in the current year quarter is an investment gain of $2.7 million relating to the previously announced joint ventures with LandAmerica and Transamerica.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $179.7 million and $535.6 million for the three and nine months ended September 30, 2000, respectively, decreases of 4.9% and 2.7% when compared with the same periods of the prior year. Excluding acquisitions, the decreases were $19.9 million, or 10.5%, and $38.1 million, or 6.9%, respectively. These decreases were primarily due to cost containment measures which included staff reductions in the production area (consistent with the decrease in orders) and the consolidation of certain administrative functions within the Company's regional structure. In addition, as part of the cost containment measures, the Company began to restructure certain components of its employee benefit programs, contributing approximately $6 million to the expense reduction for the quarter ended September 30, 2000.

Agents retained $192.8 million and $585.4 million of title premiums generated by agency operations for the three and nine months ended September 30, 2000, respectively, which compares with $230.0 million and $668.7 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.7% to 80.4% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $93.8 million and $263.6 million for the three and nine months ended September 30, 2000, respectively, increases of $10.4 million, or 12.5%, and $25.3 million, or 10.6%, when compared with the same periods of the prior year. These increases were primarily attributable to approximately $3.7 million and $11.1 million of expense related to leased equipment, and approximately $7.0 million and $12.8 million of expenses related to new acquisitions for the three and nine months ended September 30, 2000, respectively. Contributing to the increase for both periods were costs incurred to update and maintain the Company's expanding databases and increased technology costs, partially offset by the results of the Company's cost-containment programs.

The provision for title losses as a percentage of title insurance operating revenues was 3.7% for the nine months ended September 30, 2000 and 3.0% for the same period of the prior year. The increase in loss percentage reflects the shift in business mix from refinance, which is typically associated with low claims experience, to resale, which tends to have a slightly higher claims experience.

Premium taxes for title insurance were $14.6 million and $15.9 million for the nine months ended September 30, 2000 and 1999, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were approximately 1.0% for both periods.

Real Estate Information. Real estate information personnel and other operating expenses were $116.1 million and $345.8 million for the three and nine months ended September 30, 2000, respectively, an increase of 0.2% and a decrease of 4.1% when compared with the same periods of the prior year. Excluding acquisitions, real estate information personnel and other operating expenses decreased $9.5 million, or 8.2%, and $35.6 million, or 9.9%, for the three and nine months ended September 30, 2000, respectively, when compared with the same periods of the prior year. These decreases were primarily attributable to the results of the Company's cost-containment programs.

Consumer Information. Consumer information personnel and other operating expenses were $41.6 million and $121.5 million for the three and nine months ended September 30, 2000, respectively, increases of 11.0% and 19.4% when compared with the same periods of the prior year. These increases were primarily attributable to costs incurred servicing the increased business volume as well as $3.5 million and $8.4 million of costs associated with new acquisitions for the three and nine months ended September 30, 2000, respectively. The provision for consumer information losses principally reflects home warranty claims and, to a lesser extent, property and casualty insurance claims. The provision for home warranty losses, expressed as a percentage of home warranty operating revenues, was 52.0% for the nine months ended September 30, 2000, and 49.9% for the same period of the prior year. This increase was primarily due to an increase in the average number of claims per contract. The provision for property and casualty losses, expressed as a percentage of property and casualty operating revenues is averaging 42%.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes, minority interests and cumulative effect of a change in accounting principle for each of the Company's segments.

                                               Three Months Ended                  Nine Months Ended
                                                  September 30                       September 30
                                       ---------------------------------     -----------------------------
                                                      ($000)                             ($000)
                                           2000        %     1999     %        2000      %     1999     %
                                       ----------     ---  --------  ---     --------   ---  --------  ---
Title Insurance                          $ 30,543      50   $31,946   55     $ 73,752    53  $116,183   58
Real Estate Information                    19,915      33    17,574   30       36,030    26    63,014   31
Consumer Information                       10,347      17     8,955   15       28,876    21    22,178   11
                                         --------     ---   -------  ---     --------   ---  --------  ---
  Total before corporate expenses          60,805     100    58,475  100      138,658   100   201,375  100
                                                      ===            ===                ===            ===
Corporate expenses                        (12,048)           (7,635)          (37,670)        (34,839)
                                         --------           -------          --------        --------
  Total                                  $ 48,757           $50,840          $100,988        $166,536
                                         ========           =======          ========        ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase or decrease based on the volume of residential real estate loan transactions. Consumer information profits are unaffected by real estate or mortgage interest rate activity and increase as the level of business volume increases. Net corporate expenses increased $4.4 million for the three months ended September 30, 2000, when compared with the same period of the prior year. This increase was primarily due to the previously mentioned $5.2 million gain recognized in the prior year quarter resulting from stock received in the demutualization of a life insurance company.

INCOME TAXES

The effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 38.8% for the nine months ended September 30, 2000, and 34.5% for the same period of the prior year. The increase in effective rate was primarily attributable to an increase in state income and franchise taxes which resulted from the Company's non-insurance subsidiaries' contribution to pretax profits and changes in the ratio of permanent differences to pretax profits.

MINORITY INTERESTS

Minority interest expense was $5.4 million for the three months ended September 30, 2000, an increase of $0.3 million when compared with the same period of the prior year. Minority interest expense was $11.4 million for the nine months ended September 30, 2000, a decrease of $6.8 million when compared with the same period of the prior year. These changes were primarily attributable to the relative changes in operating results of the Company's joint venture with Experian caused primarily by the previously noted decline in refinance activity.


NET INCOME

Net income for the three and nine months ended September 30, 2000, was $24.4 million, or $0.37 per diluted share, and $50.4 million, or $0.77 per diluted share, respectively. Net income for the three and nine months ended September 30, 1999, was $28.0 million, or $0.42 per diluted share, and $90.9 million, or $1.37 per diluted share, respectively. Net income for the nine months ended September 30, 1999, excludes the cumulative effect of a change in accounting for tax service contracts.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $81.8 million and $74.1 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease for the current period was primarily due to capital expenditures, company acquisitions and the repurchase of Company shares. The decrease for the prior-year period was primarily due to capital expenditures and company acquisitions.

Notes and contracts payable as a percentage of total capitalization increased to 17.1% at September 30, 2000, from 16.4% at December 31, 1999. This increase was primarily due to new debt issued for company acquisitions during the first half of the year.

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

Part II: Other Information
         -----------------

Item 1.  Legal Proceedings
         -----------------

         Certain developments in the legal proceedings initiated by The People of the State of California, et al along with two private class actions are reported in the Company's Quarterly Report on Form 10Q for the first quarter ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)     Exhibits

                 (27)    Financial Data Schedule

         (b)     Reports on Form 8-K

                 During the quarterly period covered by this report, the Company filed a report on Form 8-K dated November 1, 2000 (reporting on the Company's third quarter earnings).

                                 EXHIBIT INDEX


                                                                 Sequentially
Exhibit No.        Description                                   Numbered Page
-----------        -----------                                   -------------

(27)               Financial Data Schedule