Form 10-K
period 2000-12-31
FIRST AMERICAN FINANCIAL CORP
filed 2001-03-30
CIK 36047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

                         Commission File Number: 0-3658

                               ----------------

                         THE FIRST AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

         Incorporated in California                              95-1068610
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

             1 First American Way, Santa Ana, California 92707-5913
              (Address of principal executive offices) (Zip Code)

                                 (714) 800-3000
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                   Common                                 New York Stock Exchange
     Rights to Purchase Series A Junior                   New York Stock Exchange
           Participating Preferred
            (Title of each class)               (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                               ----------------

   Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. (S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   On March 27, 2001, the aggregate market value of voting stock held by non-affiliates was $1,365,447,079.

   On March 27, 2001, there were 64,485,196 shares of Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant's fiscal year.

   This report includes 62 pages.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

The Company

   The First American Corporation (the Company) was organized in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company commenced issuing title insurance policies. In 1986, the Company began a diversification program by acquiring and developing business information companies closely related to the real estate transfer and closing process. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company's telephone number is (714) 800-3000. Unless the context otherwise indicates, the "Company," as used herein, refers to The First American Corporation and its subsidiaries.

General

   The Company, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company's three primary segments are title insurance and services, real estate information and services and consumer information and services. The title insurance segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax deferred exchanges and other related services. The real estate information segment provides tax monitoring, mortgage credit reporting, property data services, flood certification, database services, default management services, field inspection services, appraisal services, mortgage loan servicing systems, mortgage document preparation and other real estate related services. The consumer information segment provides home warranties, property and casualty insurance, resident screening, pre-employment screening, specialized credit reporting, automotive insurance tracking, investment advisory and trust and thrift services. Financial information regarding each of the Company's business segments is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of Part II of this report. The Company believes that its subsidiary, First American Title Insurance Company, is one of the largest title insurers in the United States, based on operating revenues, and its subsidiary, First American Real Estate Information Services, Inc., is the nation's largest provider of flood zone determinations, based on the number of flood zone determination reports issued; the nation's largest mortgage credit reporting service, based on the number of credit reports issued; and the nation's second largest provider of tax monitoring services, based on the number of loans under service. The Company also believes that its subsidiary, First American Home Buyers Protection Corporation, was the second largest provider of home warranties in the United States, based on the number of home protection contracts under service. Substantially all of the revenues for the Company's title insurance and real estate information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. The majority of the revenues for the Company's consumer information segment are isolated from the volatility of real estate transactions. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, a large portion of the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company's operations into areas outside of the traditional real estate transfer and closing process.

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

   Based on industry statistics showing premiums written in 1999 (adjusted to reflect the pro-forma merger of Fidelity Title and Chicago Title, which closed February 2000), the Company had the largest or second largest share of the title insurance market in 26 states and in the District of Columbia, and had a national market share of 21.5%. Industry statistics for 2000 are not currently available.

   The Company plans to continue increasing its share of the title insurance market through strategic acquisitions and further development of its existing branch office and agency operations. The Company also will continue to focus on expanding its share of the higher margin, title insurance business conducted on behalf of commercial clients. The Company believes its national commercial market share has grown through programs directed at major developers, lenders and law firms.

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

   While virtually all personnel in the Company's title insurance business assist in marketing efforts, the Company maintains a sales force of more than 1,000 persons dedicated solely to marketing. This sales force is located throughout the Company's branch office network. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has approximately 20 salespeople in its national accounts department. One of the responsibilities of the national accounts department sales personnel is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multistate basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

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

   With the formation of a limited liability corporation ("LLC") with Experian Group on January 1, 1998, the Company enhanced its investment in title plants. Experian Group contributed to the LLC its real estate information division, which the Company believes is the nation's leading operator of title plants.

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

   In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. The assets so acquired are carried at the lower of cost or fair value, less costs to sell. Notes, real estate and other assets purchased or otherwise acquired in settlement of claims, net of valuation reserves, totaled $12.0 million, $4.3 million and $11.5 million, respectively, as of December 31, 2000.

   Reinsurance and Coinsurance. The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance agreements, in consideration for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general rule, the Company does not retain more than $40 million of primary risk on any single policy. Under coinsurance agreements, each coinsurer is jointly and severally liable for the risk insured, or for so much thereof as is agreed to by the parties. The Company's reinsurance activities account for less than 1.0% of its total title insurance operating revenues.

   Competition. The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 75 title insurance underwriters are members of the American Land Title Association, the title insurance industry's national trade association. The Company's major nationwide competitors in its principal markets include Fidelity National Title Insurance Company (which also includes Chicago Title, Ticor Title Insurance Company and Security Union Title Insurance Company) Land America Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Insurance Group. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

The Company's Related Businesses

   As an adjunct to its title insurance business, in 1986 the Company embarked on a diversification program by acquiring and developing business information companies closely related to the real estate transfer and closing process. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. As a result of these diversification programs, the Company has become the nation's leading, diversified provider of business information and related products.

   The Real Estate Information and Services Business. The real estate information and service business encompasses tax monitoring, mortgage credit reporting, flood certification, database services, default management services, loan origination and servicing systems, mortgage document preparation and other property information services.

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

   The fee charged to service each mortgage loan varies from region to region, but generally falls within the $45 to $105 price range and is paid in full at the time the contract is executed. The Company recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the year the fee is received. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been negligible.

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

   In April 1996, the Company acquired the Excelis Mortgage Loan Servicing System (MLS), now known as Excelis, Inc. Excelis MLS is the only commercially available real-time, online servicing system that has been developed since 1990 to meet increasingly sophisticated market demands. The software employs rules-based technology which enables the user to customize the system to fit its individual servicing criteria and policies.

   In December 1996, the Company acquired Ward Associates, now known as First American Field Services. The company was combined with First American's existing field services company to provide comprehensive inspection and property preservation services to mortgage lenders nationwide. With the acquisition, the Company believes that it is now the largest field services company in the United States.

   In May 1997, the Company purchased all of the operations of SMS, with the exception of SMS' flood zone determination business. SMS is a leading provider of real estate information services to the U.S. mortgage and title insurance industries. The acquired businesses include SMS' credit division, which the Company believes is the third largest provider of U.S. mortgage credit information; SMS' property appraisal division, which the Company believes is the second largest provider of U.S. appraisal services; SMS' title division, which provides title and closing services throughout the United States, servicing primarily home equity mortgage institutions; SMS' settlement services business, which provides title plant systems and accounting services, as well as escrow closing software, to the title industry; and a controlling interest in what is believed by the Company to be the largest mortgage document preparation firm.

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

   In July 2000, the Company combined its Smart Title Solutions division with the Datatrace division of LandAmerica Financial Group, Inc ("LandAmerica"). The combined entity, Data Trace Information Services, is 80% owned by the Company's subsidiary, FARES, and 20% owned by LandAmerica. The Company believes that Data Trace Information Services is the nation's most advanced and comprehensive title information delivery system.

   In August 2000, the Company combined its RES division with the Intellitech real estate information business of Transamerica Corporation to form a new entity, First American Real Estate Solutions, L.P. This joint venture is 80% owned by the Company's subsidiary, FARES, and 20% by Transamerica Corporation. The Company believes that this joint venture is the nation's largest database of property characteristic information, supplying data and decision-support products to the real estate and mortgage finance industry.

   The Consumer Information and Services Business. In 1998, the Company created this business segment to provide noncyclical, high-margin services to a customer base outside the Company's traditional clientele and to expand the Company's opportunities for revenue consistency. This business segment markets a variety of services including automotive credit reporting, direct-to-consumer credit reporting, subprime credit reporting, multifamily resident screening, pre-employment screening, property and casualty insurance and other related services. This segment also provides home warranties and trust and thrift services.

   The automotive and subprime automotive credit reporting service provides auto dealers and lenders with consumer credit reports tailored to the specific needs of the automotive market. This credit reporting service also offers credit reports directly to the consumer, accessing information from the nation's three largest credit bureaus.

   The multifamily resident screening service provides landlords with information regarding a housing applicant's rental payment history, occupancy responsibilities, eviction actions, credit information and similar background data.

   The pre-employment screening service offers employers a variety of reports on prospective employees, providing information on criminal records, warrants, motor vehicle reports, credit reports, drug screens, education, prior employment, professional licenses and more.

   Property and casualty insurance is offered by the consumer information segment through First American Property and Casualty Insurance Company, acquired as Five Star Holdings and Great Pacific Insurance Company in 1999.

   The Company's home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 90% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company's home warranty business issues one-year warranties that protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company's home warranty subsidiary currently charges approximately $245 to $420 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers, refrigerators and other items for charges ranging from approximately $25 to $160. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Arizona, California, Colorado, Georgia, Nevada, New Mexico,
North Carolina, Ohio, Oregon, South Carolina, Texas, Utah and Washington. The principal competitor of the Company's home warranty business is American Home Shield, a subsidiary of Service Master L.P.

   Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. As of December 31, 2000, the trust operation was administering fiduciary and custodial assets having a market value in excess of $2.3 billion.

   During 1988, the Company, through a majority owned subsidiary, acquired an industrial bank (the Thrift), formerly known as an industrial loan corporation, that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2000, the Thrift had approximately $94.4 million of demand deposits and $81.3 million of loans outstanding.

   Loans made or acquired during the current year, by the Thrift, ranged in amount from $39,000 to $1,800,000. The average loan balance outstanding at December 31, 2000, was $292,588. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%. The Thrift specializes in making commercial real estate loans. In excess of 98.0% of the Thrift's loans are made on a variable-rate basis. The average yield on the Thrift's loan portfolio as of December 31, 2000, was 10.13%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift's primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Thrift's average loan is 14 years in duration.

   The performance of the Thrift's loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift's general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2000, if all of such loans had been current in accordance with their original terms, totaled $6,722.

   The following table sets forth the amount of the Thrift's nonperforming loans as of the dates indicated.

                                                        Year Ended December 31
                                                       ------------------------
                                                       2000 1999 1998 1997 1996
                                                       ---- ---- ---- ---- ----
                                                            (in thousands)
   Nonperforming Assets:
   Loans accounted for on a nonaccrual basis.......... $89  $707 $898 $287 $166
   Accruing loans past due 90 or more days............
   Troubled debt restructurings.......................
                                                       ---  ---- ---- ---- ----
     Total............................................ $89  $707 $898 $287 $166
                                                       ===  ==== ==== ==== ====

   Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $348,447 of potential problem loans in existence as of December 31, 2000.

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

   The following table provides certain information with respect to the Thrift's allowance for loan losses as well as charge-off and recovery activity.

                                            Year Ended December 31
                                      ---------------------------------------
                                       2000     1999    1998    1997    1996
                                      ------   ------  ------  ------  ------
                                      (in thousands, except percentages)
Allowance for Loan Losses:
  Balance at beginning of year....... $  905   $1,150  $1,185  $1,050  $1,344
                                      ------   ------  ------  ------  ------
Charge-offs:
  Real estate--mortgage..............    --      (346)   (164)   (136)   (766)
  Assigned lease payments............     (2)     --      (34)    --       (5)
                                      ------   ------  ------  ------  ------
                                          (2)    (346)   (198)   (136)   (771)
                                      ------   ------  ------  ------  ------
Recoveries:
  Real estate--mortgage..............      9      --      --        6      26
  Assigned lease payments............    --       --        4      22      18
                                      ------   ------  ------  ------  ------
                                           9                4      28      44
                                      ------   ------  ------  ------  ------
  Net charge-offs....................      7     (346)   (194)   (108)   (727)
  Provision for losses...............    108      101     159     243     433
                                      ------   ------  ------  ------  ------
Balance at end of year............... $1,020   $  905  $1,150  $1,185  $1,050
                                      ======   ======  ======  ======  ======
Ratio of net charge-offs during the
 year to average loans outstanding
 during the year.....................   (.01%)     .4%     .3%     .2%    1.4%
                                      ======   ======  ======  ======  ======

   The adequacy of the Thrift's allowance for loan losses is based on formula allocations and specific allocations. Formula allocations are made on a percentage basis, which is dependent on the underlying collateral, the type of loan and general economic conditions. Specific allocations are made as problem or potential problem loans are identified and are based upon an evaluation by the Thrift's management of the status of such loans. Specific allocations may be revised from time to time as the status of problem or potential problem loans changes.

   The following table shows the allocation of the Thrift's allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

                                                      Year Ended December 31
                          -------------------------------------------------------------------------------
                               2000            1999            1998            1997            1996
                          --------------- --------------- --------------- --------------- ---------------
                                    % of            % of            % of            % of            % of
                          Allowance Loans Allowance Loans Allowance Loans Allowance Loans Allowance Loans
                          --------- ----- --------- ----- --------- ----- --------- ----- --------- -----
                                                (in thousands, except percentages)
Loan Categories:
 Real estate--mortgage..   $1,002    100    $904     100   $1,100    100   $1,116    100   $1,015    100
 Real estate--
  construction..........
 Assigned lease
  payments..............      --             --               --               39              34
 Other..................       18              1               50              30               1
                           ------    ---    ----     ---   ------    ---   ------    ---   ------    ---
                           $1,020    100    $905     100   $1,150    100   $1,185    100   $1,050    100
                           ======    ===    ====     ===   ======    ===   ======    ===   ======    ===

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

   During the current year, some of the key acquisitions made by the Company in furtherance of this strategy were:

       Acquired Entity                                       Principal Market(s)
       ---------------                                       ------------------
   Title Insurance(1):
     Associated Land Title Group............................ Florida
     Bay County Land and Abstract........................... Florida
     Itasca County Abstract Co. ............................ Minnesota
   Real Estate Information Services:
     Datatrace(1)........................................... Nationwide
     Intellitech(2)......................................... Nationwide
   Consumer Risk Management:
     Pretiem Corporation.................................... Mid-Atlantic Region

--------
(1) On July 31, 2000, the Company combined its Smart Title Solutions division with the Datatrace division of LandAmerica Financial Group, Inc. The combined entity, Data Trace Information Services, a provider of advance title information delivery systems, is 80% owned by the Company's subsidiary, FARES, and 20% owned by LandAmerica.

(2) On August 2, 2000, the Company combined its First American Solutions (RES) division with the Intellitech real estate information business of Transamerica Corporation, to form a new entity, First American Real Estate Solutions, L.P. This joint venture, 80% owned by the Company's subsidiary, FARES, and 20% owned by Transamerica Corporation, is a provider of property characteristic information, supplying data and decision-support products to the real estate and mortgage finance industry.

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

   In 1999, the Company entered into the property casualty insurance business through the acquisitions of Great Pacific Insurance Company (included in the acquisition of National Information Group) and Five Star Holdings, Inc. The property and casualty business is subject to regulation by government agencies in the states in which they transact business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of "control" of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval. The Company is currently licensed to write property and casualty insurance in 46 states and the District of Columbia.

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

Employees

   The following table provides a summary of the total number of employees of the Company as of December 31, 2000:

                                                                       Number of
        Business                                                       Employees
        --------                                                       ---------
     Title Insurance..................................................  13,688
     Real Estate Information..........................................   5,460
     Consumer Information.............................................   1,198
                                                                        ------
     Total............................................................  20,346
                                                                        ======

Item 2. Properties.

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

   The Company's title insurance subsidiary, First American, and its subsidiaries, own or lease buildings or office space in more than 900 locations throughout the United States and abroad, principally for their respective title operations.

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

   The Company's home warranty subsidiary owns 1.7 acres of land in Van Nuys, California, which contains a 20,000-square-foot office building, a 7,000-square-foot warehouse and a parking lot.

   Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

Item 3. Legal Proceedings.

   On May 19, 1999, the State of California, the controller and insurance commissioner of the State of California filed a class action suit in the state court in Sacramento. Initially, the action sought to certify as a class of defendants all title and escrow companies doing business in California from 1970 to the present, including certain of the Company's subsidiaries. The plaintiffs allege that the defendants: failed to give unclaimed property to the State of California on a timely basis; charged California home buyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and devised and carried out schemes, known as earnings credits, with financial institutions to receive interest on escrow funds deposited by defendants with financial institutions in demand deposits.

   Since the initial filing of the suit, the California Attorney General's Office, on behalf of the State, the controller and the insurance commissioner, indicated that it would not seek to certify a class of defendants, but would instead amend its suit to name an unspecified number of title underwriters and underwritten title companies. To date, the Attorney General has neither amended the suit, nor to the Company's knowledge taken steps to progress with it, including the service of process on any party. The Attorney General, however, has entered into settlement discussions with various title insurance underwriters, including certain of the Company's subsidiaries. Additionally, the Attorney General indicated that it will address issues pertaining to escheat obligations through routine audits conducted by the controller's office, rather than through litigation.

   Subsequent to the filing of this lawsuit, First American Title Insurance Company, a subsidiary of the Company, was named and served as a defendant in two private class actions in California courts. The allegations in those actions include some, but not all, of the allegations contained in the lawsuit discussed above. The private class actions independently seek injunctive relief, attorneys' fees, damages and penalties in unspecified amounts. One of the private class actions has been dismissed. The remaining private class action has not progressed beyond limited document production.

   The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial condition or results of operations.

   The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Common Stock Market Prices and Dividends

   The Company's common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on March 12, 2001, was 3,553.

   High and low stock prices and dividends for the last two years were as follows:

                                         2000                     1999
                               ------------------------ ------------------------
                                                Cash                     Cash
Quarter Ended                  High-low range dividends High-low range dividends
-------------                  -------------- --------- -------------- ---------
March 31...................... $13.94--$10.69   $.06    $34.81--$15.81   $.06
June 30....................... $17.44--$13.25   $.06    $20.69--$13.88   $.06
September 30.................. $22.44--$14.50   $.06    $19.25--$12.00   $.06
December 31................... $32.88--$17.44   $.06    $15.13--$11.50   $.06

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

Recent Sales of Unregistered Securities

   In the last three years, the Company has issued unregistered shares of its common stock to the sellers of the businesses acquired on the dates listed below.

                                                          Number
                                                            of    Consideration
  Date of Sale                                            Shares    Received
  ------------                                            ------- -------------
April 15, 1998........................................... 726,564  $15,500,000
May 6, 1998.............................................. 125,775  $ 2,587,167
May 7, 1998..............................................  27,090  $   435,698
May 29, 1998............................................. 111,039  $ 2,850,000
September 15, 1998.......................................  17,925  $   525,000
February 25, 1999........................................  69,584  $ 1,955,000

Item 6. Selected Financial Data.

   The selected consolidated financial data for the Company for the five-year period ended December 31, 2000, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Item 1--Business--Acquisitions," and "Item 7--Management's Discussion and Analysis--Results of Operations."

The First American Corporation and Subsidiary Companies

                                          Year Ended December 31
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                           (in thousands, except percentages, per share amounts
                                            and employee data)
Revenues................  $2,934,255  $2,988,169  $2,943,880  $1,962,001  $1,654,976
Income before cumulative
 effect of a change in
 accounting for tax
 service contracts (Note
 A).....................  $   82,223  $   88,643  $  201,527  $   67,765  $   55,766
Cumulative effect of a
 change in accounting
 for tax service
 contracts (Note A).....         --   $  (55,640)        --          --          --
Net income..............  $   82,223  $   33,003  $  201,527  $   67,765  $   55,766
Total assets............  $2,199,737  $2,116,414  $1,852,731  $1,220,377  $1,010,556
Notes and contracts
 payable................  $  219,838  $  196,815  $  143,466  $   51,720  $   72,761
Mandatorily redeemable
 preferred securities...  $  100,000  $  100,000  $  100,000  $  100,000
Stockholders' equity....  $  870,237  $  815,991  $  762,265  $  442,783  $  384,931
Return on average
 stockholders'
 equity (Note B)........         9.8%       10.9%       33.4%       16.4%       15.4%
Cash dividends on common
 shares.................  $   15,256  $   15,840  $   13,894  $   14,035  $    7,928
Per share of common
 stock (Note C)--
 Basic:
  Income before
   cumulative effect of
   a change in
   accounting for tax
   service contracts....  $     1.29  $     1.37  $     3.35  $     1.19  $      .98
  Cumulative effect of a
   change in accounting
   for tax service
   contracts............         --         (.86)        --          --          --
                          ----------  ----------  ----------  ----------  ----------
  Net income............  $     1.29  $      .51  $     3.35  $     1.19  $      .98
                          ==========  ==========  ==========  ==========  ==========
 Diluted:
  Income before
   cumulative effect of
   a change in
   accounting for tax
   service contracts....  $     1.24  $     1.34  $     3.21  $     1.16  $      .98
  Cumulative effect of a
   change in accounting
   for tax service
   contracts............         --         (.84)        --          --          --
                          ----------  ----------  ----------  ----------  ----------
  Net income............  $     1.24  $      .50  $     3.21  $     1.16  $      .98
                          ==========  ==========  ==========  ==========  ==========
  Stockholders' equity..  $    13.62  $    12.54  $    12.08  $     7.74  $     6.76
  Cash dividends........  $      .24  $      .24  $      .23  $      .25  $      .14
Number of common shares
 outstanding
 Weighted average during
 the year
  Basic.................      63,680      64,669      60,194      57,092      56,652
  Diluted...............      66,050      66,351      62,720      58,482      57,112
 End of year............      63,887      65,068      63,120      57,186      56,965
Title orders opened
 (Note D)...............       1,241       1,334       1,585       1,173       1,027
Title orders closed
 (Note D)...............         975       1,120       1,210         886         775
Number of employees.....      20,346      20,065      19,669      13,156      11,611

   All consolidated results reflect the 1999 acquisition of NAIG accounted for under the pooling-of-interests method of accounting.

   Note A--See Note 1 to the consolidated financial statements for a description of the change in accounting for tax service contracts.

   Note B--Return on average stockholders' equity for 1999 excludes the cumulative effect of a change in accounting for tax service contracts from both net income and stockholders' equity.

   Note C--Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders' equity is based on shares outstanding at the end of each year.

   Note D--Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Certain statements made in this document, including those relating to cost savings derived from a reorganization in the Company's title insurance operations, margins in certain of the Company's businesses, the benefits and results from certain acquisitions and joint ventures, the impact of the restructuring of the Company's pension plan, the Company's ability to meet its cash obligations, the sufficiency of the Company's resources to meet its cash needs, pursue future opportunities and certain prospective statements, not of a historical nature, are forward looking. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: interest rate fluctuations; changes in the performance of the real estate markets; general volatility in the capital markets; changes in the performance of the real estate markets; general volatility in the capital markets; changes in applicable government regulations; consolidation among the Company's significant customers and competitors; legal proceedings commenced by the California attorney general and related litigation; the Company's continued ability to identify businesses to be acquired; and changes in the Company's ability to integrate businesses which it acquires. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Results of Operations

   Overview--The majority of the revenues for the Company's title insurance and real estate information segments depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. Revenues for these segments result primarily from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. The majority of the revenues for the Company's consumer information segment are isolated from the volatility of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

   Interest rate declines, which started in the fourth quarter of 1997, continued throughout 1998. This, coupled with higher consumer confidence, led to nationwide record-setting residential resale and refinance transactions, which, together with the particularly strong California real estate market, resulted in record-setting revenues and net income for the Company in 1998.

   The favorable conditions present throughout 1998 continued into 1999, resulting in record-setting revenues for the first half of the year. However, commencing in the second quarter of 1999, new orders began to soften as rising interest rates led to a significant decline in refinance transactions, although residential resale and commercial activity remained relatively strong. During the second half of 1999, the trend of higher interest rates continued. New orders, including residential resale orders, continued to decline. This, coupled with fourth quarter seasonal factors, led to a decrease in operating revenues for the fourth quarter of 1999 and resulted in a low inventory of open orders going into the first quarter of 2000. The Company instituted personnel reductions and other cost-containment programs during the latter part of 1999; however, because of separation costs, the benefits of these programs were not fully realized in 1999.

   As a result of the low inventory of open orders going into the first quarter of 2000, and the relatively weak real estate economy present during the first half of 2000, revenues and profits during this period decreased significantly when compared with the same period of 1999. During the second half of 2000, real estate activity began to increase as a result of declining mortgage interest rates. New order counts in the latter part of the third quarter began to show favorable comparisons with the same period of 1999. This trend continued into the fourth quarter of 2000 and resulted in a significant increase in revenues and profits in the second half of 2000 when compared with the same period of 1999.

   Operating revenues--A summary by segment of the Company's operating revenues is as follows:

                                       2000     %     1999     %     1998     %
                                    ---------- --- ---------- --- ---------- ---
                                         (in thousands, except percentages)
Title Insurance:
  Direct operations................ $1,083,112  38 $1,067,133  36 $1,097,989  38
  Agency operations................    983,937  34  1,086,746  37    965,228  34
                                    ---------- --- ---------- --- ---------- ---
                                     2,067,049  72  2,153,879  73  2,063,217  72
Real Estate Information............    558,147  19    575,694  20    630,510  22
Consumer Information...............    252,332   9    206,623   7    173,380   6
                                    ---------- --- ---------- --- ---------- ---
                                    $2,877,528 100 $2,936,196 100 $2,867,107 100
                                    ========== === ========== === ========== ===

   Operating revenues from direct title operations increased 1.5% in 2000 over 1999 and decreased 2.8% in 1999 from 1998. The increase in 2000 over 1999 was attributable to an increase in the average revenues per order closed, offset in part by a decrease in the number of title orders closed by the Company's direct title operations. The decrease in 1999 from 1998 was attributable to a decrease in the number of title orders closed by the Company's direct title operations, offset in part by an increase in the average revenues per order closed. The Company's direct title operations closed 975,000, 1,119,900 and 1,210,200 title orders during 2000, 1999 and 1998, respectively, representing a decrease of 12.9% in 2000 from 1999 and 7.5% in 1999 from 1998. These decreases were primarily due to the significant decline in refinance transactions mentioned above. The average revenues per order closed were $1,111, $953, and $907 for 2000, 1999 and 1998, respectively, representing an increase of 16.6% in 2000 over 1999 and 5.1% in 1999 over 1998. These increases were primarily attributable to appreciating home values, an increased mix of resale activity and, primarily in 2000, a resurgence in commercial real estate transactions. Operating revenues from agency title operations decreased 9.5% in 2000 from 1999 and increased 12.6% in 1999 over 1998. These fluctuations were primarily attributable to the same factors affecting direct title operations mentioned above, compounded by the inherent delay in the reporting of transactions by agents.

   Real estate information operating revenues decreased 3.0% in 2000 from 1999 and 8.7% in 1999 from 1998. These fluctuations were primarily attributable to the same factors affecting title insurance mentioned above, offset in part by acquisition activity. In addition, the decrease in 1999 from 1998 was also due to a $22.7 million reduction in tax service operating revenues attributable to the change in revenue recognition policy (see Note 1 to the consolidated financial statements). Operating revenues of $32.1 million and $19.3 million were contributed by new acquisitions in 2000 and 1999, respectively.

   Consumer information operating revenues increased 22.1% in 2000 over 1999 and 19.2% in 1999 over 1998. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, increased market share and acquisition activity. Operating revenues of $15.0 million and $8.1 million were contributed by new acquisitions in 2000 and 1999, respectively.

   Investment and other income--Investment and other income increased $4.8 million in 2000 over 1999 and decreased $24.8 million in 1999 from 1998. The increase in 2000 over 1999 was primarily due to a 4.6% increase in the average investment portfolio balance, investment gains totaling $5.7 million relating to the joint venture agreements with LandAmerica Financial Group, Inc, and Transamerica Corporation (see Note 18 to the consolidated financial statements) and $2.5 million of interest income contributed by a new acquisition in the United Kingdom, offset in part by a $4.3 million realized investment loss and reduced equity in earnings of unconsolidated affiliates. The decrease in 1999 from 1998 was primarily due to an investment gain of $32.4 million recognized in 1998 relating to the joint venture agreement with Experian, offset in part, in 1999, by a 24.8% increase in the average investment portfolio balance and a $5.2 million gain resulting from stock received in the demutualization of a life insurance company, which insures a large portion of the Company's corporate-owned life insurance portfolio. See
Note 9 to the consolidated financial statements for additional information.

   Salaries and other personnel costs--A summary by segment of the Company's salaries and other personnel costs is as follows:

                                      2000      %      1999     %    1998    %
                                   ----------  ---  ---------- --- -------- ---
                                       (in thousands, except percentages)
   Title Insurance................ $  721,417   71  $  729,720  71 $659,289  70
   Real Estate Information........    231,751   23     231,696  22  221,237  23
   Consumer Information...........     67,920    7      59,106   6   51,425   6
   Corporate......................     (6,322)  (1)     14,250   1   13,562   1
                                   ----------  ---  ---------- --- -------- ---
                                   $1,014,766  100  $1,034,772 100 $945,513 100
                                   ==========  ===  ========== === ======== ===

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

   Title insurance personnel expenses decreased 1.1% in 2000 from 1999 and increased 10.7% in 1999 over 1998. The decrease in 2000 from 1999 was primarily due to cost-containment measures, which included staff reductions in the production area (consistent with the decrease in open orders), the restructuring of the Company's principal pension plan and the consolidation of certain administrative functions within the Company's regional structure, offset in part by personnel costs associated with new acquisitions. The restructuring of the Company's pension plan contributed $11.8 million to the decrease in title personnel expenses (see Note 11 to the consolidated financial statements). Personnel expenses associated with new acquisitions totaled $36.6 million for 2000. The increase in 1999 over 1998 was primarily due to the relatively high number of employees added during the latter part of 1998 and the beginning of 1999 in order to service the volume of orders processed during those periods. The Company initiated personnel and other cost-reduction programs in response to the subsequent decrease in business volume; however, because of separation costs, the benefits of these reductions were not fully realized until 2000. Contributing to the increase in salaries and other personnel costs in 1999 were $20.8 million of personnel costs associated with new acquisitions. The Company's direct title operations opened 1,240,700, 1,334,100, and 1,585,400 title orders in 2000, 1999 and 1998, respectively, representing a decrease of 7.0% in 2000 from 1999 and 15.9% in 1999 from 1998.

   Real estate information personnel expenses stayed constant in 2000 when compared with 1999 primarily as a result of staff reductions and the restructuring of the Company's principal pension plan, offset by $15.1 million of personnel costs associated with new acquisitions. The restructuring of the Company's pension plan reduced personnel expenses in 2000 by $3.0 million when compared with 1999. Real estate information personnel expenses increased 4.7% in 1999 over 1998. This increase was primarily attributable to $7.6 million of personnel costs associated with new acquisitions and costs incurred in connection with Y2K. Impacting personnel expenses for both 2000 and 1999 were higher overhead costs attributable to the integration of new acquisitions and costs associated with in-house development of new electronic communication delivery systems for information-based products to interface with customer needs.

   Consumer information personnel expenses increased 14.9% in both 2000 over 1999 and 1999 over 1998. These increases were primarily attributable to additional personnel required to service the increased business volume and acquisition activity. The increase for 2000 was offset in part by a $0.8 million reduction in personnel expenses related to the restructuring of the Company's pension plan. Personnel expenses associated with new acquisitions were $4.8 million and $2.7 million for 2000 and 1999, respectively.

   Corporate personnel expenses decreased $20.6 million in 2000 from 1999. This decrease was primarily attributable to a reduction of $23.7 million resulting from the restructuring of the Company's pension plan.

   Premiums retained by agents--A summary of agent retention and agent revenues is as follows:

                                                   2000       1999       1998
                                                 --------  ----------  --------
                                                    (in thousands, except
                                                         percentages)
   Agent retention.............................. $791,940  $  871,036  $773,030
                                                 ========  ==========  ========
   Agent revenues............................... $983,937  $1,086,746  $965,228
                                                 ========  ==========  ========
   % Retained by agents.........................     80.5%       80.2%     80.1%
                                                 ========  ==========  ========

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

   Other operating expenses--A summary by segment of the Company's other operating expenses is as follows:

                                            2000    %    1999    %    1998    %
                                          -------- --- -------- --- -------- ---
                                            (in thousands, except percentages)
   Title Insurance....................... $363,807  53 $327,182  48 $307,055  49
   Real Estate Information...............  231,975  33  240,469  36  253,695  40
   Consumer Information..................   92,631  13   82,514  12   58,243   9
   Corporate.............................    9,259   1   28,691   4   14,424   2
                                          -------- --- -------- --- -------- ---
                                          $697,672 100 $678,856 100 $633,417 100
                                          ======== === ======== === ======== ===

   Title insurance other operating expenses (principally direct operations) increased 11.2% in 2000 over 1999 and 6.6% in 1999 over 1998. The increase in 2000 over 1999 was primarily due to $19.7 million of costs associated with new acquisitions and $15.2 million of lease expense related to a sale-leaseback agreement entered into in December 1999. The increase in 1999 over 1998 was primarily due to $9.7 million of costs associated with new acquisitions, Y2K expenses of $5.8 million, a $2.5 million charge resulting from a previously announced fine imposed by the California insurance commissioner and approximately $2.0 million in impaired asset write-offs. Contributing to the increases for both years were general price-level increases, offset in part by the results of the Company's cost-containment programs.

   Real estate information other operating expenses decreased 3.5% in 2000 from 1999 and 5.2% in 1999 from 1998. These decreases were primarily due to a reduction in costs resulting from the Company's cost-containment programs, offset in part by $15.5 million and $6.9 million of costs associated with new acquisitions for 2000 and 1999, respectively, and for 1999, Y2K expenses of $19.0 million.

   Consumer information other operating expenses increased 12.3% in 2000 over 1999 and 41.7% in 1999 over 1998. These increases were primarily attributable to costs incurred servicing the increased business volume, as well as acquisition activity. Other operating expenses associated with new acquisitions were $4.1 million in 2000 and $3.3 million in 1999.

   Corporate other operating expenses decreased 67.7% in 2000 from 1999 and increased 98.9% in 1999 over 1998. The decrease in 2000 from 1999 was primarily due to $10.8 million of nonrecurring, merger-related charges incurred in the NAIG acquisition in 1999, Y2K costs incurred in 1999 and a reduction in costs in 2000 resulting from the Company's cost-containment programs. The increase in 1999 over 1998 was primarily attributable to the $10.8 million of charges incurred in the NAIG acquisition as well as Y2K costs.

   Provision for title losses and other claims--A summary by segment of the Company's provision for title losses and other claims is as follows:

                                            2000    %    1999    %    1998    %
                                          -------- --- -------- --- -------- ---
                                            (in thousands, except percentages)
   Title Insurance....................... $ 75,790  54 $ 65,925  57 $ 68,697  55
   Real Estate Information...............    9,094   6   10,391   9   17,428  14
   Consumer Information..................   56,748  40   39,902  34   38,053  31
                                          -------- --- -------- --- -------- ---
                                          $141,632 100 $116,218 100 $124,178 100
                                          ======== === ======== === ======== ===

   The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 3.7% in 2000, 3.1% in 1999 and 3.3% in 1998. The increase in 2000 over 1999 reflected the shift in revenue mix from refinance to resale, which is generally more claims intensive. The decrease in 1999 from 1998 was primarily due to an improvement in title insurance claims experience. The provision for consumer information losses principally reflects home warranty claims and, to a lesser extent, property and casualty insurance claims. The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 52.8% in 2000, 49.8% in 1999 and 56.2% in 1998. These fluctuations in rate reflected the relative change in the average number of claims per contract experienced during these periods. The provision for property and casualty insurance losses increased $7.9 million in 2000 over 1999. This increase was primarily due to the acquisition of Five Star Holdings, Inc., in November 1999.

   Depreciation and amortization--Depreciation and amortization, as well as capital expenditures, are summarized in Note 19 to the consolidated financial statements.

   Premium taxes--A summary by pertinent segment of the Company's premium taxes is as follows:

                                              2000    %   1999    %   1998    %
                                             ------- --- ------- --- ------- ---
                                             (in thousands, except percentages)
   Title Insurance.......................... $20,289  90 $21,265  93 $19,959  94
   Consumer Information.....................   2,284  10   1,632   7   1,376   6
                                             ------- --- ------- --- ------- ---
                                             $22,573 100 $22,897 100 $21,335 100
                                             ======= === ======= === ======= ===

   Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a "premium" tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company's underwritten title company (noninsurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company's total tax burden at the state level is composed of a combination of premium taxes and state income taxes. Premium taxes attributable to title insurance operations, as a percentage of title insurance operating revenues, were approximately 1.0% for the three-year period ended December 31, 2000.

   Interest--Interest expense increased 46.4% in 2000 over 1999 and decreased 8.9% in 1999 over 1998. The increase in 2000 over 1999 was primarily due to interest expense associated with debt incurred in connection with company acquisitions. The decrease in 1999 from 1998 was primarily due to $2.5 million of capitalized interest expense related to the development of internal-use software and the construction of the Company's new corporate headquarters, offset in part by increased interest expense associated with debt incurred in connection with company acquisitions.

   Income before income taxes, minority interests and cumulative effect of a change in accounting principle--A summary by segment is as follows:

                                         2000     %    1999     %    1998     %
                                       --------  --- --------  --- --------  ---
   Title Insurance.................... $ 93,205   50 $128,738   58 $227,906   62
   Real Estate Information............   58,110   31   65,342   29  110,069   30
   Consumer Information...............   35,198   19   27,652   13   28,455    8
                                       --------  --- --------  --- --------  ---
                                        186,513  100  221,732  100  366,430  100
                                                 ===           ===           ===
   Corporate..........................  (32,637)      (51,760)       (1,379)
                                       --------      --------      --------
                                       $153,876      $169,972      $365,051
                                       ========      ========      ========

   The Company's title insurance profit margins vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. For example, commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Further, profit margins from refinancing activities are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for, refinancing transactions. Cancellations of title orders adversely affect profits because costs are incurred in opening and processing such orders but revenues are not generated. Also, the Company's direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company's direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increases. Consumer information profits increase as the volume of transactions increases and are not affected by volatility of real estate transactions. In general, the title insurance business is a lower-margin business when compared with the Company's other segments. The lower margins reflect the high fixed cost of producing title evidence, whereas the corresponding revenues are subject to regulatory and competitive pricing constraints.

   Income taxes--The Company's effective income tax rate, which includes a provision for state income and franchise taxes for noninsurance subsidiaries, was 35.5%, 36.7% and 35.2% for 2000, 1999 and 1998, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company's noninsurance subsidiaries' contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 10 to the consolidated financial statements.

   Minority interests--Minority interests in net income of consolidated subsidiaries decreased $2.1 million in 2000 from 1999 and $16.0 million in 1999 from 1998. These fluctuations were primarily due to the relative change in the operating results of the Company's joint venture with Experian.

   Net income--Net income and per share information are summarized as follows:

                                                        2000    1999     1998
                                                       ------- ------- --------
                                                        (in thousands, except
                                                          per share amounts)
   Income before cumulative effect of a change in
    accounting for
    tax service contracts............................. $82,223 $88,643 $201,527
                                                       ======= ======= ========
   Net income......................................... $82,223 $33,003 $201,527
                                                       ======= ======= ========
   Per share of common stock:

   Income before cumulative effect of a change in
    accounting for
    tax service contracts:
     Basic............................................ $  1.29 $  1.37 $   3.35
                                                       ======= ======= ========
     Diluted.......................................... $  1.24 $  1.34 $   3.21
                                                       ======= ======= ========
   Net income:
     Basic............................................ $  1.29 $   .51 $   3.35
                                                       ======= ======= ========
     Diluted.......................................... $  1.24 $   .50 $   3.21
                                                       ======= ======= ========
   Weighted-average shares:
     Basic............................................  63,680  64,669   60,194
                                                       ======= ======= ========
     Diluted..........................................  66,050  66,351   62,720
                                                       ======= ======= ========

Liquidity and Capital Resources

   Cash provided by operating activities amounted to $141.4 million, $173.2 million and $361.6 million for 2000, 1999 and 1998, respectively, after net claim payments of $135.4 million, $119.3 million and $100.9 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2000, were for capital expenditures, additions to the investment portfolio, company acquisitions in 2000 and 1999, dividends and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the sales and maturities of certain investments, proceeds in 2000 and 1999 from the sale-leaseback of certain property and equipment and proceeds in 1998 from the issuance of senior debentures. The net effect of all activities on total cash and cash equivalents was a decrease of $49.1 million for 2000, a decrease of $31.3 million for 1999 and an increase of $197.9 million for 1998.

   On July 2, 1999, the Company increased its lines of credit to $175.0 million. Pursuant to the terms of the credit agreements, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The lines of credit are currently unused.

   Notes and contracts payable, as a percentage of total capitalization, was 16.9% as of December 31, 2000, as compared with 16.4% as of the prior year end. This increase was primarily attributable to debt incurred in connection with company acquisitions, offset, in part, by an increase in the capital base primarily due to the net income for the period. Notes and contracts payable are more fully described in Note 8 to the consolidated financial statements.

   Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2001 from its insurance subsidiaries is $138.2 million. Such restrictions have not had, nor are they expected to have, an impact on the Company's ability to meet its cash obligations (see Note 2 to the consolidated financial statements).

   Due to the Company's significant liquid-asset position and its consistent ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements. The Company's financial position will enable management to react to future opportunities for acquisitions or other investments in support of the Company's continued growth and expansion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The Company's primary exposure to market risk relates to interest rate risk associated with certain other financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2000, the Company had equity securities with a book value of $49.2 million and fair value of $58.7 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company's financial condition or results of operations.

                                                                                            Fair
                           2001     2002     2003     2004     2005   Thereafter  Total    Value
                          -------  -------  -------  -------  ------  ---------- -------- --------
                                                    (in thousands)
Interest-Rate Sensitive
 Assets
Deposits with Savings
 and Loan Associations
 and Banks
 Book Value.............  $31,900      --       --       --      --         --   $ 31,900 $ 31,900
 Average Interest Rate..     3.51%     --       --       --      --         --        --    100.00%
Debt Securities
 Book Value.............  $19,810  $24,006  $18,004  $12,003  $6,001   $129,078  $208,902 $209,407
 Average Interest Rate..     6.21%    6.01%    5.78%    6.14%   5.96%      5.64%      --    100.24%
Loans Receivable
 Book Value.............  $ 2,902  $ 2,344  $ 2,463  $ 1,842  $1,261   $ 83,640  $ 94,452 $ 94,594
 Average Interest Rate..    11.58%   10.33%    9.10%   10.51%  10.82%     10.00%      --    100.15%
Interest-Rate Sensitive
 Liabilities
Variable Rate Demand
 Deposits
 Book Value.............  $11,243      --       --       --      --         --   $ 11,243 $ 11,243
 Average Interest Rate..     6.14%     --       --       --      --         --        --    100.00%
Fixed Rate Demand
 Deposits
 Book Value.............  $54,381  $10,394  $ 3,880  $   548  $  843        --   $ 70,046 $ 69,908
 Average Interest Rate..     6.78%    6.82%    6.45%    6.29%   7.14%       --        --     99.80%
Notes and Contracts
 Payable
 Book Value.............  $32,675  $21,657  $17,523  $16,059  $5,770   $126,154  $219,838 $223,812
 Average Interest Rate..     8.50%    8.50%    8.40%    8.40%   9.00%      7.85%      --    101.81%
Mandatorily Redeemable
 Preferred Securities
 Book Value.............      --       --       --       --      --    $100,000  $100,000 $100,000
 Average Interest Rate..                                                   8.50%            100.00%

Item 8. Financial Statements and Supplementary Data.

   Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

                                     INDEX

                                                                      Page No.
                                                                      --------
 Report of Independent Accountants...................................    24
 Financial Statements:
    Consolidated Balance Sheets......................................    25
    Consolidated Statements of Income................................    26
    Consolidated Statements of Stockholders' Equity..................    27
    Consolidated Statements of Cash Flows............................    28
    Notes to Consolidated Financial Statements.......................    29
 Unaudited Quarterly Financial Data..................................    48
 Financial Statement Schedules:
           Summary of Investments--Other than Investments in Related
    I.   Parties....................................................     49
    III. Supplementary Insurance Information........................     50
    IV.  Reinsurance................................................     52
    V.   Valuation and Qualifying Accounts..........................     53

   Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The First American Corporation:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 1 to the financial statements, the Company changed its method of recognizing revenue for tax service contracts in 1999.

                                          PricewaterhouseCoopers LLP

Orange County, California
February 19, 2001

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31
                                                 ------------------------------
                                                      2000            1999
                                                 --------------  --------------
                    ASSETS
                    ------
Cash and cash equivalents......................  $  300,905,000  $  350,010,000
Accounts and accrued income receivable, less
 allowances ($15,477,000 and $13,669,000)......     204,177,000     180,824,000
                                                 --------------  --------------
Income taxes receivable........................      19,472,000       8,606,000
Investments:
 Deposits with savings and loan associations
  and banks....................................      31,900,000      35,948,000
 Debt securities...............................     209,407,000     230,976,000
 Equity securities.............................      58,720,000      62,904,000
 Other long-term investments...................      92,703,000      86,686,000
                                                 --------------  --------------
                                                    392,730,000     416,514,000
                                                 --------------  --------------
Loans receivable...............................      94,452,000      87,338,000
                                                 --------------  --------------
Property and equipment, at cost:
 Land..........................................      42,463,000      41,662,000
 Buildings.....................................     168,897,000     145,204,000
 Furniture and equipment.......................     450,838,000     379,975,000
 Less--accumulated depreciation................    (227,110,000)   (173,527,000)
                                                 --------------  --------------
                                                    435,088,000     393,314,000
                                                 --------------  --------------
Title plants and other indexes.................     290,072,000     250,723,000
                                                 --------------  --------------
Assets acquired in connection with claim
 settlements...................................      27,846,000      24,196,000
                                                 --------------  --------------
Deferred income taxes..........................      11,519,000      48,284,000
                                                 --------------  --------------
Goodwill and other intangibles, less
 accumulated amortization ($43,257,000 and
 $27,707,000)                                       346,156,000     284,390,000
                                                 --------------  --------------
Other assets...................................      77,320,000      72,215,000
                                                 --------------  --------------
                                                 $2,199,737,000  $2,116,414,000
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Demand deposits................................  $   81,289,000  $   80,843,000
Accounts payable and accrued liabilities:
 Accounts payable..............................      32,285,000      38,899,000
 Salaries and other personnel costs............      85,987,000      78,803,000
 Pension costs.................................      47,538,000      65,796,000
 Other.........................................     101,757,000      97,200,000
                                                 --------------  --------------
                                                    267,567,000     280,698,000
                                                 --------------  --------------
Deferred revenue...............................     261,673,000     279,766,000
Reserve for known and incurred but not reported
 claims........................................     284,607,000     273,724,000
Notes and contracts payable....................     219,838,000     196,815,000
Minority interests in consolidated
 subsidiaries..................................     114,526,000      88,577,000
Commitments and contingencies (Note 13)........
Mandatorily redeemable preferred securities of
 the Company's subsidiary trust whose sole
 assets are the Company's $100,000,000 8.5%
 Deferrable interest subordinated notes Due
 2012..........................................     100,000,000     100,000,000
                                                 --------------  --------------
Stockholders' equity:
 Preferred stock, $1 par value
   Authorized--500,000 shares; Outstanding--
    None.......................................
 Common stock, $1 par value
   Authorized--108,000,000 shares Outstanding--
    63,887,000 and 65,068,000 shares...........      63,887,000      65,068,000
 Additional paid-in capital....................     172,468,000     184,759,000
 Retained earnings.............................     628,913,000     561,946,000
Accumulated other comprehensive income.........       4,969,000       4,218,000
                                                 --------------  --------------
Total stockholders' equity.....................     870,237,000     815,991,000
                                                 --------------  --------------
                                                 $2,199,737,000  $2,116,414,000

                 See Notes to Consolidated Financial Statements

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                            Year Ended December 31
                                 ----------------------------------------------
                                      2000            1999            1998
                                 --------------  --------------  --------------
Revenues
 Operating revenues............  $2,877,528,000  $2,936,196,000  $2,867,107,000
 Investment and other income...      56,727,000      51,973,000      76,773,000
                                 --------------  --------------  --------------
                                  2,934,255,000   2,988,169,000   2,943,880,000
                                 --------------  --------------  --------------
Expenses
 Salaries and other personnel
  costs........................   1,014,766,000   1,034,772,000     945,513,000
 Premiums retained by agents...     791,940,000     871,036,000     773,030,000
 Other operating expenses......     697,672,000     678,856,000     633,417,000
 Provision for title losses and
  other claims.................     141,632,000     116,218,000     124,178,000
 Depreciation and
  amortization.................      86,336,000      77,031,000      62,263,000
 Premium taxes.................      22,573,000      22,897,000      21,335,000
 Interest......................      25,460,000      17,387,000      19,093,000
                                 --------------  --------------  --------------
                                  2,780,379,000   2,818,197,000   2,578,829,000
                                 --------------  --------------  --------------
Income before income taxes,
 minority interests and
 cumulative effect of a change
 in accounting principle.......     153,876,000     169,972,000     365,051,000
Income taxes...................      54,700,000      62,300,000     128,512,000
                                 --------------  --------------  --------------
Income before minority
 interests and cumulative
 effect of a change in
 accounting principle..........      99,176,000     107,672,000     236,539,000
Minority interests.............      16,953,000      19,029,000      35,012,000
                                 --------------  --------------  --------------
Income before cumulative effect
 of a change in accounting
 principle.....................      82,223,000      88,643,000     201,527,000
Cumulative effect of a change
 in accounting for tax service
 contracts, net of income taxes
 and minority interests (Note
 1)............................             --      (55,640,000)            --
                                 --------------  --------------  --------------
Net income.....................      82,223,000      33,003,000     201,527,000
                                 --------------  --------------  --------------
Other comprehensive income
 (loss), net of tax (Note 16):
 Unrealized gain(loss) on
  securities...................       1,880,000      (4,283,000)      3,269,000
 Minimum pension liability
  adjustment...................      (1,129,000)        763,000      (1,206,000)
                                 --------------  --------------  --------------
                                        751,000      (3,520,000)      2,063,000
                                 --------------  --------------  --------------
Comprehensive income...........  $   82,974,000  $   29,483,000  $  203,590,000
                                 --------------  --------------  --------------
Per share amounts:
 Basic:
  Income before cumulative
   effect of a change in
   accounting for tax service
   contracts...................  $         1.29  $         1.37  $         3.35
  Cumulative effect of a change
   in accounting for tax
   service contracts...........             --             (.86)            --
                                 --------------  --------------  --------------
  Net income...................  $         1.29  $          .51  $         3.35
                                 --------------  --------------  --------------
 Diluted:
  Income before cumulative
   effect of a change in
   accounting for tax service
   contracts...................  $         1.24  $         1.34  $         3.21
  Cumulative effect of a change
   in accounting for tax
   service contracts...........             --             (.84)            --
                                 --------------  --------------  --------------
  Net income...................  $         1.24  $          .50  $         3.21
                                 --------------  --------------  --------------
 Weighted-average common shares
  outstanding:
  Basic........................      63,680,000      64,669,000      60,194,000
  Diluted......................      66,050,000      66,351,000      62,720,000


                 See Notes to Consolidated Financial Statements

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                                    Additional                     other
                                        Common       paid-in       Retained    comprehensive
                            Shares       Stock       capital       earnings       income
                          ----------  -----------  ------------  ------------  -------------
Balance at December 31,
 1997...................  57,186,000  $57,186,000  $ 22,772,000  $357,150,000   $ 5,675,000
Net income for 1998.....                                          201,527,000
Cash dividends on common
 shares.................                                          (13,894,000)
Shares issued in
 connection with company
 acquisitions...........   4,458,000    4,458,000   100,854,000
Shares issued in
 connection with option
 benefit and savings
 plans..................   1,476,000    1,476,000    22,998,000
Other comprehensive
 income.................                                                          2,063,000
                          ----------  -----------  ------------  ------------   -----------
Balance at December 31,
 1998...................  63,120,000   63,120,000   146,624,000   544,783,000     7,738,000
Net income for 1999.....                                           33,003,000
Cash dividends on common
 shares.................                                          (15,840,000)
Shares issued in
 connection with company
 acquisitions...........   1,398,000    1,398,000    27,195,000
Shares issued in
 connection with option
 benefit and savings
 plans..................     794,000      794,000    13,789,000
Purchase of Company
 shares.................    (244,000)    (244,000)   (2,849,000)
Other comprehensive
 loss...................                                                         (3,520,000)
                          ----------  -----------  ------------  ------------   -----------
Balance at December 31,
 1999...................  65,068,000   65,068,000   184,759,000   561,946,000     4,218,000
Net income for 2000.....                                           82,223,000
Cash dividends on common
 shares.................                                          (15,256,000)
Shares issued in
 connection with company
 acquisitions...........     125,000      125,000     2,375,000
Shares issued in
 connection with option
 benefit and savings
 plans..................     474,000      474,000     4,339,000
Purchase of Company
 shares.................  (1,780,000)  (1,780,000)  (19,005,000)
Other comprehensive
 income.................                                                            751,000
                          ----------  -----------  ------------  ------------   -----------
Balance at December 31,
 2000...................  63,887,000  $63,887,000  $172,468,000  $628,913,000   $ 4,969,000
                          ==========  ===========  ============  ============   ===========

                 See Notes to Consolidated Financial Statements

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                          ----------------------------------------
                                              2000          1999          1998
                                          ------------  ------------  ------------
Cash flows from operating activities:
 Net income.............................  $ 82,223,000  $ 33,003,000  $201,527,000
 Adjustments to reconcile net income to
  cash provided by operating
  activities:
   Provision for title losses and other
    claims..............................   141,632,000   116,218,000   124,178,000
   Depreciation and amortization........    86,336,000    77,031,000    62,263,000
   Minority interests in net income.....    16,953,000    19,029,000    35,012,000
   Cumulative effect of a change in
    accounting principle (Note 1).......           --     55,640,000           --
   Investment gains.....................    (6,300,000)   (5,160,000)  (32,449,000)
   Other, net...........................     3,040,000    (1,164,000)    2,226,000
 Changes in assets and liabilities
  excluding effects of company
  acquisitions and noncash
  transactions:
   Claims paid, including assets
    acquired, net of recoveries.........  (135,398,000) (119,279,000) (100,855,000)
   Net change in income tax accounts....    26,447,000   (26,895,000)   34,382,000
   (Increase) decrease in accounts and
    accrued income receivable...........   (16,100,000)   27,037,000   (42,570,000)
   (Decrease) increase in accounts
    payable and accrued liabilities.....   (32,522,000)    1,745,000    71,075,000
   (Decrease) increase in deferred
    revenue.............................   (23,325,000)   25,189,000    10,203,000
   Other, net...........................    (1,568,000)  (29,175,000)   (3,437,000)
                                          ------------  ------------  ------------
     Cash provided by operating
      activities........................   141,418,000   173,219,000   361,555,000
                                          ------------  ------------  ------------
Cash flows from investing activities:
 Net cash effect of company
  acquisitions/dispositions.............   (37,621,000)  (73,700,000)    8,953,000
 Net decrease (increase) in deposits
  with banks............................     4,137,000     7,648,000    (3,771,000)
 Purchases of debt and equity
  securities............................   (41,384,000)  (92,463,000) (144,388,000)
 Proceeds from sales of debt and equity
  securities............................    51,578,000    88,219,000    32,302,000
 Proceeds from maturities of debt
  securities............................    15,824,000    21,789,000    36,729,000
 Net decrease (increase) in other long-
  term investments......................     2,148,000     6,797,000    (1,580,000)
 Net increase in loans receivable.......    (7,114,000)  (15,303,000)   (8,657,000)
 Capital expenditures...................  (158,466,000) (212,588,000) (160,526,000)
 Net proceeds from sale of property and
  equipment.............................    35,940,000    86,037,000     3,361,000
                                          ------------  ------------  ------------
     Cash used for investing
      activities........................  (134,958,000) (183,564,000) (237,577,000)
                                          ------------  ------------  ------------
Cash flows from financing activities:
 Net increase in demand deposits........       446,000    13,439,000     4,929,000
 Proceeds from issuance of notes........     3,340,000           --      4,740,000
 Repayment of debt......................   (25,401,000)  (14,897,000)  (28,058,000)
 Proceeds from issuance of senior
  debentures............................           --            --     99,456,000
 Purchase of Company shares.............   (20,785,000)   (3,093,000)          --
 Proceeds from exercise of stock
  options...............................     3,560,000     4,350,000     3,413,000
 Proceeds from issuance of stock to
  employee savings plan.................           --      4,794,000    18,144,000
 Contributions from minority
  shareholders..........................     4,500,000           --            --
 Distributions to minority
  shareholders..........................    (5,969,000)   (9,691,000)  (14,762,000)
 Cash dividends.........................   (15,256,000)  (15,840,000)  (13,894,000)
                                          ------------  ------------  ------------
     Cash (used for) provided by
      financing activities..............   (55,565,000)  (20,938,000)   73,968,000
                                          ------------  ------------  ------------
     Net (decrease) increase in cash and
      cash equivalents..................   (49,105,000)  (31,283,000)  197,946,000
Cash and cash equivalents--Beginning of
 year...................................   350,010,000   381,293,000   183,347,000
                                          ------------  ------------  ------------
Cash and cash equivalents--End of year..  $300,905,000  $350,010,000  $381,293,000
                                          ============  ============  ============
Supplemental Information:
Cash paid during the year for:
 Interest...............................  $ 24,618,000  $ 19,454,000  $ 17,429,000
 Premium taxes..........................  $ 22,867,000  $ 27,527,000  $ 18,433,000
 Income taxes...........................  $ 38,842,000  $ 91,926,000  $ 97,474,000
Noncash investing and financing
 activities:
 Shares issued for benefit plans........  $  1,253,000  $  5,439,000  $  2,917,000
 Company acquisitions in exchange for
  common stock..........................  $  2,500,000  $ 26,638,000  $ 88,788,000
 Purchase of minority interest..........  $ 12,804,000  $  1,955,000  $ 16,524,000
 Liabilities in connection with company
  acquisitions..........................  $ 61,149,000  $ 96,305,000  $118,718,000


                 See Notes to Consolidated Financial Statements

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of the Company:

   The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company's three primary business segments are title insurance and services, real estate information and services and consumer information and services. The title insurance segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products. The real estate information segment provides tax monitoring, mortgage credit reporting, property data services, flood certification, database services, default management services, field inspection services, appraisal services, mortgage loan servicing systems, mortgage document preparation and other real-estate related services. The consumer information segment provides home warranties, property and casualty insurance, resident screening, pre-employment screening, specialized credit reporting, automotive insurance tracking, investment advisory and trust and thrift services.

Significant Accounting Policies:

 Principles of consolidation

   The consolidated financial statements include the accounts of The First American Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

 Cash equivalents

   The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted for statutory deposit or premium reserve requirements. The carrying amount for cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

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

   Equity securities are carried at fair value and consist primarily of investments in marketable common stocks of corporate entities in which the Company's ownership does not exceed 20.0%.

   Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting, and notes receivable, which are carried at the lower of cost or fair value less costs to sell.

   The Company classifies its debt and equity securities portfolio as available-for-sale and, accordingly, includes unrealized gains and losses, net of related tax effects, as a component of other comprehensive income. Realized gains and losses on investments are determined using the specific-identification method.

 Property and equipment

   Furniture and equipment includes computer software acquired and developed for internal use and for use with the Company's products. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties. The adoption of SOP 98-1 did not have a material effect on the Company's financial condition or results of operations.

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

 Assets acquired in connection with claim settlements

   In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as "salvage assets," are carried at the lower of cost or fair value less costs to sell.

 Goodwill and other intangibles

   Goodwill recognized in business combinations is amortized over its estimated useful life ranging from 10 to 40 years. Other intangibles, which include customer lists and covenants not to compete, are amortized over their estimated useful lives, ranging from 3 to 20 years. The Company periodically evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives.

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

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Reserve for known and incurred but not reported claims

   The Company provides for title insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized. Title insurance losses and other claims associated with ceded reinsurance are provided for as the Company remains contingently liable in the event that the reinsurer does not satisfy its obligations. The reserve for known and incurred but not reported claims reflects management's best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported. The process applied to estimated claim costs is subject to many variables, including changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. It is reasonably possible that a change in the estimate will occur in the future.

   The Company provides for claims losses relating to its home warranty and property and casualty insurance businesses based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience. The average cost per property and casualty claim is calculated using historical claims experience.

 Operating revenues

   Title Insurance -- Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent.

   Real Estate Information -- In December 1999, the Company adopted Staff Accounting Bulletin No. 101 (SAB), "Revenue Recognition in Financial Statements." The SAB, which became effective January 1, 1999, applies to the Company's tax service operations and requires the deferral of the tax service fee and the recognition of that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company periodically reviews its tax service contract portfolio to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. The SAB finalizes a series of changes instituted by the Securities and Exchange Commission concerning revenue recognition policies. As a result of adopting the SAB, in 1999, the Company reported a charge of $55.6 million, net of income taxes and minority interests, as a cumulative change in accounting principle, reduced net income by $10.9 million, or $0.16 per diluted share and restated its quarterly information. During the year ended December 31, 2000, the Company recognized $38.6 million in revenues that were included in the cumulative effect adjustment. Revenues earned by the other products in the real estate information segment are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

   Consumer Information -- Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. Interest on loans with the Company's thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the consumer information segment are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Income taxes

   Taxes are based on income for financial reporting purposes and include deferred taxes applicable to temporary differences between the financial statement carrying amount and the tax basis of certain of the Company's assets and liabilities.

 Earnings per share

   Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued.

   The Company's potential dilutive common shares are stock options and convertible debt (see Notes 12 and 8, respectively, to the consolidated financial statements). Stock options are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. Certain of the stock options and all of the convertible debt are antidilutive and have been excluded when calculating diluted earnings per share. The dilutive effect of stock options was 2,370,000, 1,682,000 and 2,526,000 for the three years ended December 31, 2000, 1999 and 1998, respectively.

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

NOTE 2. Statutory Restrictions on Investments and Stockholders' Equity:

   Investments carried at $16.1 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2000.

   Pursuant to insurance and other regulations of the various states in which the Company's insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2001 is $138.2 million.

   The Company's title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $406.8 million and $394.2 million at December 31, 2000 and 1999, respectively. Statutory

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

net income for the years ended December 31, 2000, 1999 and 1998 was $54.8 million, $71.2 million and $137.3 million, respectively.

   The National Association of Insurance Commissioners (NAIC) has established some new statutory accounting practices, which became effective January 1, 2001. Adoption of the new practices will not have a material impact on the Company's statutory financial condition or results of operations.

NOTE 3. Debt and Equity Securities:

   The amortized cost and estimated fair value of investments in debt securities are as follows:

                                                         Gross
                                                       Unrealized    Estimated
                                                     --------------    Fair
                                              Cost   Gains  Losses     Value
                                            -------- ------ -------  ---------
                                                     (in thousands)
     December 31, 2000
     U.S. Treasury securities.............. $ 39,133 $1,303 $   (46) $ 40,390
     Corporate securities..................  112,715    762  (1,319)  112,158
     Obligations of states and political
      subdivisions.........................   30,700    476    (160)   31,016
     Mortgage-backed securities............   26,354     27    (538)   25,843
                                            -------- ------ -------  --------
                                            $208,902 $2,568 $(2,063) $209,407
                                            ======== ====== =======  ========
     December 31, 1999
     U.S. Treasury securities.............. $ 38,049 $  156 $  (345) $ 37,860
     Corporate securities..................  139,837  1,542  (4,118)  137,261
     Obligations of states and political
      subdivisions.........................   32,547     91  (2,293)   30,345
     Mortgage-backed securities............   27,453     21  (1,964)   25,510
                                            -------- ------ -------  --------
                                            $237,886 $1,810 $(8,720) $230,976
                                            ======== ====== =======  ========

   The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturities, are as follows:

                                                                       Estimated
                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
                                                               (in thousands)
     Due in one year or less................................ $ 19,259  $ 19,418
     Due after one year through five years..................   59,439    60,027
     Due after five years through ten years.................   76,649    77,000
     Due after ten years....................................   27,201    27,119
                                                             --------  --------
                                                              182,548   183,564
     Mortgage-backed securities.............................   26,354    25,843
                                                             --------  --------
                                                             $208,902  $209,407
                                                             ========  ========

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The cost and estimated fair value of investments in equity securities are as follows:

                                                           Gross
                                                        Unrealized     Estimated
                                            Amortized ---------------    Fair
                                              Cost     Gains  Losses     Value
                                            --------- ------- -------  ---------
                                                      (in thousands)
     December 31, 2000
     Preferred stock:
       Other...............................  $ 4,064  $    17 $  (417)  $ 3,664
     Common stocks:
       Corporate securities................   44,842   14,711  (4,862)   54,691
       Other...............................      256      109     --        365
                                             -------  ------- -------   -------
                                             $49,162  $14,837 $(5,279)  $58,720
                                             =======  ======= =======   =======
     December 31, 1999
     Preferred stock:
       Other...............................  $ 4,339  $    -- $    --   $ 4,339
     Common stocks:
       Corporate securities................   44,239   14,633    (710)   58,162
       Other...............................      245      158     --        403
                                             -------  ------- -------   -------
                                             $48,823  $14,791 $  (710)  $62,904
                                             =======  ======= =======   =======

   The fair value of debt and equity securities was estimated using quoted market prices. Sales of debt and equity securities resulted in realized gains of $2.2 million, $3.5 million and $1.4 million; and realized losses of $4.8 million, $1.6 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 4. Loans Receivable:

   Loans receivable are summarized as follows:

                                                                 December 31
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
     Real estate--mortgage.................................... $97,080  $89,421
     Other....................................................      59       94
                                                               -------  -------
                                                                97,139   89,515
                                                               =======  =======
     Unearned income on lease contracts.......................      (8)     (11)
     Allowance for loan losses................................  (1,020)    (905)
     Participations sold......................................  (1,439)    (983)
     Deferred loan fees, net..................................    (220)    (278)
                                                               -------  -------
                                                               $94,452  $87,338
                                                               =======  =======

   Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company's loan portfolio was 10.0% for the years ended December 31, 2000 and 1999. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The fair value of loans receivable was $94.6 million and $87.7 million at December 31, 2000 and 1999, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

   The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

   The aggregate annual maturities for loans receivable in each of the five years after December 31, 2000, are as follows:

       Year                                                       (in thousands)
       2001......................................................     $2,909
       2002......................................................     $2,344
       2003......................................................     $2,463
       2004......................................................     $1,842
       2005......................................................     $1,261

NOTE 5. Assets Acquired in Connection with Claim Settlements:

                                                                   December 31
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
                                                                 (in thousands)
     Notes receivable........................................... $11,992 $10,863
     Real estate................................................   4,352   2,720
     Judgments and other........................................  11,502  10,613
                                                                 ------- -------
                                                                 $27,846 $24,196
                                                                 ======= =======

   The above amounts are net of valuation reserves of $1.0 million and $4.9 million at December 31, 2000 and 1999, respectively.

   The fair value of notes receivable was $12.3 million and $11.1 million at December 31, 2000 and 1999, respectively, and was estimated based on the discounted value of future cash flows using the current rates at which similar loans would be made to borrowers of similar credit quality.

NOTE 6. Demand Deposits:

   Passbook and investment certificate accounts are summarized as follows:

                                                                December 31
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                               (in thousands
                                                                  except
                                                               percentages)
     Passbook accounts....................................... $11,243  $11,117
                                                              -------  -------
     Certificate accounts:
       Less than one year....................................  54,381   51,976
       One to five years.....................................  15,665   17,750
                                                              -------  -------
                                                               70,046   69,726
                                                              -------  -------
                                                              $81,289  $80,843
                                                              =======  =======
     Annualized interest rates:
       Passbook accounts.....................................    5%-6%    4%-5%
       Certificate accounts..................................    5%-8%    5%-8%

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $69.9 million and $69.5 million at December 31, 2000 and 1999, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

NOTE 7. Reserve for Known and Incurred But Not Reported Claims:

   Activity in the reserve for known and incurred but not reported claims is summarized as follows:

                                                          December 31
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands)
     Balance at beginning of year................. $273,724  $272,921  $254,058
                                                   --------  --------  --------
     Provision related to:
       Current year...............................  144,103   122,311   121,118
       Prior years................................   (2,471)   (6,093)    3,060
                                                   --------  --------  --------
                                                    141,632   116,218   124,178
                                                   --------  --------  --------
     Payments related to:
       Current year...............................   70,985    58,915    52,164
       Prior years................................   63,235    54,029    46,359
                                                   --------  --------  --------
                                                    134,220   112,944    98,523
                                                   --------  --------  --------
     Other........................................    3,471    (2,471)   (6,792)
                                                   --------  --------  --------
     Balance at end of year....................... $284,607  $273,724  $272,921
                                                   ========  ========  ========

   "Other" primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions. Claims activity associated with reinsurance is not material and, therefore, not presented separately.

NOTE 8. Notes and Contracts Payable:

                                                                 December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
     7.55% senior debentures, due April, 2028................ $ 99,504 $ 99,486
     Trust deed notes with maturities through 2007, secured
      by land and buildings with a net book value of $2,301,
      average rate of 11.0%..................................    2,001    3,022
     Other notes and contracts payable with maturities
      through 2007,
      average rate of 8.0%...................................  118,333   94,307
                                                              -------- --------
                                                              $219,838 $196,815
                                                              ======== ========

   In April 1999, the Company paid off the fixed-rate indebtedness portion of the 1997 amended credit agreement. The $75.0 million line of credit established under the amended credit agreement remains in effect. In July 1999, the Company entered into a new credit agreement that provided for an additional $100.0 million line of credit. Under the terms of the credit agreements, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. Both lines of credit expire in July 2002 and were unused at December 31, 2000.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   To finance certain acquisitions, the Company has issued debt that is convertible into shares of its common stock. This debt, which is included in other notes and contracts payable, is convertible at the option of each note holder at a conversion price of $30 per share. At December 31, 2000, there was $29.8 million of convertible debt outstanding with a weighted-average interest rate of 7.5%.

   The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2000, are as follows:

       Year                                                       (in thousands)
       2001......................................................    $29,136
       2002......................................................    $21,657
       2003......................................................    $17,523
       2004......................................................    $16,059
       2005......................................................    $ 5,770

   The fair value of notes and contracts payable was $223.8 million and $195.7 million at December 31, 2000 and 1999, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company's notes and contracts payable was 8.0% and 7.5% at December 31, 2000 and 1999, respectively.

NOTE 9. Investment and Other Income:

   The components of investment and other income are as follows:

                                                        2000     1999    1998
                                                       -------  ------- -------
                                                           (in thousands)
     Interest:
       Cash equivalents and deposits with savings and
        loan associations and banks..................  $14,319  $11,921 $10,706
       Debt securities...............................   16,426   15,199  14,547
       Other long-term investments...................   10,238    5,163   7,023
                                                       -------  ------- -------
                                                        40,983   32,283  32,276
                                                       -------  ------- -------
     Investment gain.................................    6,300    5,160  32,449
     Dividends on marketable equity securities.......      671      630     409
     Equity in earnings of unconsolidated
      affiliates.....................................    1,589    3,553   4,614
     Net (loss) gain on sales of debt and equity
      securities.....................................   (2,598)   1,854   1,154
     Other...........................................    9,782    8,493   5,871
                                                       -------  ------- -------
                                                       $56,727  $51,973 $76,773
                                                       =======  ======= =======

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10. Income Taxes:

   Income taxes are summarized as follows:

                                                         2000    1999     1998
                                                        ------- ------- --------
                                                             (in thousands)
     Current:
       Federal......................................... $20,906 $51,237 $101,238
       State...........................................   3,290   7,183   12,520
       Foreign.........................................   1,540     --       --
                                                        ------- ------- --------
                                                         25,736  58,420  113,758
                                                        ------- ------- --------
     Deferred:
       Federal.........................................  26,204   3,260   13,584
       State...........................................   2,760     620    1,170
       Foreign.........................................     --      --       --
                                                        ------- ------- --------
                                                         28,964   3,880   14,754
                                                        ------- ------- --------
                                                        $54,700 $62,300 $128,512
                                                        ======= ======= ========

   For the year 2000, foreign and domestic pretax (loss) income from continuing operation was $(0.3) million and $136.6 million, respectively.

   The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $1.0 million, $0.7 million and zero for the years ended December 31, 2000, 1999 and 1998, respectively.

   Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

                                                    2000     1999      1998
                                                   -------  -------  --------
                                                        (in thousands)
   Taxes calculated at federal rate............... $47,923  $52,830  $115,514
   Tax exempt interest income.....................    (908)  (1,367)   (1,684)
   Tax effect of minority interests...............     823      826     1,273
   State taxes, net of federal benefit............   3,936    5,071     9,043
   Exclusion of certain meals and entertainment
    expenses......................................   4,040    4,519     3,794
   Other items, net...............................  (1,114)     421       572
                                                   -------  -------  --------
                                                   $54,700  $62,300  $128,512
                                                   =======  =======  ========

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The primary components of temporary differences that give rise to the Company's net deferred tax asset are as follows:

                                                                 December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
     Deferred tax assets:
       Deferred revenue...................................... $ 64,584 $ 65,140
       Employee benefits.....................................   25,948   25,156
       Bad debt reserves.....................................    8,822    8,074
       Loss reserve..........................................   10,284   12,163
       Other.................................................    7,066    5,049
                                                              -------- --------
                                                               116,704  115,582
                                                              ======== ========
     Deferred tax liabilities:
       Depreciable and amortizable assets....................   60,486   36,361
       Investment gain.......................................   13,300   11,357
       Claims and related salvage............................   24,632   11,611
       Accumulated other comprehensive income................    2,676    2,510
       State tax.............................................    2,038    3,406
       Other.................................................    2,053    2,053
                                                              -------- --------
                                                               105,185   67,298
                                                              -------- --------
       Net deferred tax asset................................ $ 11,519 $ 48,284
                                                              ======== ========

   At December 31, 2000, the Company had various foreign net operating loss carryforwards totaling approximately $5.4 million, which carry forward indefinitely.

NOTE 11. Employee Benefit Plans:

   The Company has pension and other retirement benefit plans covering substantially all employees. The Company's principal pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee's years of service and the highest five consecutive years' compensation during the last ten years of employment. The Company's policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has nonqualified, unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are intended to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives. In December 2000, the Company amended its principal pension plan and certain other retirement plans. The primary impact of the amendment is to reduce future benefits accrued by employees by limiting credit for pay increases through December 31, 2001, and by limiting credit for years of service through December 31, 2005. As a result of amending the plans, the Company reduced its current-year pension expense by $5.0 million, recognized a one-time benefit of $34.3 million and will record reduced employee benefit expense in subsequent years.

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Net periodic pension cost for the Company's pension and other retirement benefit plans includes the following components:

                                                     2000      1999     1998
                                                   --------  --------  -------
                                                        (in thousands)
   Expense:
     Service cost................................. $ 23,082  $ 23,726  $14,863
     Interest cost................................   17,110    15,376   13,067
     Actual return on plan assets.................  (15,379)  (11,751)  (9,196)
     Amortization of net transition obligation....      309       309      309
     Amortization of prior service cost...........      144       143      143
     Amortization of net loss.....................      783     1,746    1,408
     Curtailment gain.............................  (34,291)      --       --
                                                   --------  --------  -------
                                                   $ (8,242) $ 29,549  $20,594
                                                   ========  ========  =======

   A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

                                                  December 31
                                  ---------------------------------------------
                                          2000                   1999
                                  ---------------------- ----------------------
                                              Unfunded               Unfunded
                                   Funded   supplemental  Funded   supplemental
                                  pension     benefit    pension     benefit
                                   plans       plans      plans       plans
                                  --------  ------------ --------  ------------
                                                (in thousands)
Change in benefit obligation:
  Benefit obligation at
   beginning of year............  $188,175    $ 41,576   $184,397    $ 38,176
  Service costs.................    21,418       1,664     22,224       1,502
  Interest costs................    13,542       3,568     12,451       2,925
  Plan amendments...............   (53,348)      2,100        --          --
  Actuarial (gains) losses......    (3,324)      5,471    (24,186)        606
  Benefits paid.................    (8,306)     (2,090)    (6,711)     (1,633)
                                  --------    --------   --------    --------
Projected benefit obligation at
 end of year....................   158,157      52,289    188,175      41,576
                                  --------    --------   --------    --------
Change in plan assets:
  Plan assets at fair value at
   beginning of year............   152,010         --     141,233         --
  Actual return on plan assets..     3,161         --       9,331         --
  Company contributions.........    12,258         --       8,157         --
  Benefits paid.................    (8,306)        --      (6,711)        --
                                  --------    --------   --------    --------
Plan assets at fair value at end
 of year........................   159,123         --     152,010         --
                                  --------    --------   --------    --------
Reconciliation of funded status:
  Funded status of the plans....       966     (52,289)   (36,165)    (41,576)
  Unrecognized net actuarial
   loss.........................     9,637      14,486        741       9,765
  Unrecognized prior service
   cost.........................   (17,795)      1,566       (367)      1,237
  Unrecognized net transition
   (asset) obligation...........      (101)        360       (152)        721
                                  --------    --------   --------    --------
Accrued pension cost............    (7,293)    (35,877)   (35,943)    (29,853)
                                  --------    --------   --------    --------
Amounts recognized in the
 consolidated financial
 statements consist of:
  Accrued benefit liability.....    (7,293)    (40,222)   (35,943)    (31,732)
  Intangible asset..............       --        1,926        --        1,198
  Minimum pension liability
   adjustment...................       --        2,419        --          681
                                  --------    --------   --------    --------
                                  $ (7,293)   $(35,877)  $(35,943)   $(29,853)
                                  ========    ========   ========    ========

   The rate of increase in future compensation levels for the plans of 4.5% and the weighted-average discount rate of 7.5% were used in determining the actuarial present value of the projected benefit obligation at December 31,

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2000 and 1999. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with a projected long-term rate of return of 10.0% at December 31, 2000 and 1999.

   The Company's principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plan holds 5,393,000 and 5,799,000 shares of the Company's common stock, representing 8.4% and 9.0% of the total shares outstanding at December 31, 2000 and 1999, respectively.

   The Company also has a Stock Bonus Plan (the Plan) for key employees pursuant to which 21,000, 154,000 and 186,000 common shares were issued in 2000, 1999 and 1998, respectively, resulting in a charge to operations of $0.2 million, $3.4 million and $2.7 million, respectively. The Plan, as amended December 9, 1992, provides that a total of up to 1,350,000 common shares may be awarded in any one year.

   Effective January 1, 1995, the Company adopted The First American Corporation 401(k) Savings Plan (the Savings Plan), which is available to substantially all employees. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company's expense related to the Savings Plan amounted to $9.2 million, $13.7 million and $14.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 12. Stock Option Plans:

   On April 24, 1996, the Company implemented The First American Corporation 1996 Stock Option Plan (the Stock Option Plan). Under the Stock Option Plan, options are granted to certain employees to purchase the Company's common stock at a price no less than the market value of the shares on the date of the grant. The maximum number of shares that may be subject to options is 11,625,000. Currently outstanding options become exercisable one to five years, and expire ten years, from the grant date. On April 24, 1997, the Company implemented The First American Corporation 1997 Directors' Stock Plan (the Directors' Plan). The Directors' Plan is similar to the employees' Stock Option Plan, except that the maximum number of shares that may be subject to options is 1,800,000 and the maximum number of shares that may be purchased pursuant to options granted shall not exceed 6,750 shares during any twelve-consecutive-month period.

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

                                                         2000    1999     1998
                                                        ------- ------- --------
                                                         (in thousands, except
                                                           per share amounts)
   Net income:
     As reported....................................... $82,223 $33,003 $201,527
     Pro forma......................................... $72,259 $25,341 $183,845
   Earnings per share:
     As reported
       Basic........................................... $  1.29 $   .51 $   3.35
       Diluted......................................... $  1.24 $   .50 $   3.21
     Pro forma
       Basic........................................... $  1.13 $   .39 $   3.05
       Diluted......................................... $  1.08 $   .38 $   2.93

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively; dividend yield of 2.1%, 1.5% and 1.0%; expected volatility of 51.4%, 39.6%, and 36.0%; risk-free interest rate of 5.2%, 5.8%, and 5.7%; and expected life of nine years, seven years and seven years.

   Transactions involving stock options are summarized as follows:

                                                      Number    Weighted-average
                                                    outstanding  exercise price
                                                    ----------- ----------------
                                                       (in thousands, except
                                                     weighted-average exercise
                                                               price)
   Balance at December 31, 1997....................    3,449         $ 6.97
   Granted during 1998.............................    4,305         $23.32
   Exercised during 1998...........................     (564)        $ 6.52
   Forfeited during 1998...........................     (283)        $14.16
                                                       -----         ------
   Balance at December 31, 1998....................    6,907         $16.94
   Granted during 1999.............................      224         $17.23
   Exercised during 1999...........................     (453)        $ 8.54
   Forfeited during 1999...........................     (400)        $18.61
                                                       -----         ------
   Balance at December 31, 1999....................    6,278         $17.37
   Granted during 2000.............................    4,509         $12.19
   Exercised during 2000...........................     (448)        $ 8.78
   Forfeited during 2000...........................     (541)        $16.36
                                                       -----         ------
   Balance at December 31, 2000....................    9,798         $15.45
                                                       =====         ======

   Stock options outstanding and exercisable at December 31, 2000, are summarized as follows:

                                           Outstanding           Exercisable
                                   --------------------------- ----------------
                                            Average   Average          Average
         Range of                             life    exercise         exercise
      Exercise Prices              Options (years)(a)  price   Options  price
      ---------------              ------- ---------- -------- ------- --------
                                              (Options in thousands)
       $ 5.69--$ 8.54.............  1,632     5.3      $ 5.78   1,159   $ 5.81
       $ 8.77--$13.15.............  3,712     9.1      $10.76      15   $10.64
       $13.25--$19.87.............    636     8.8      $17.22     201   $16.81
       $20.13--$30.81.............  3,792     7.5      $23.80   1,441   $23.62
       $32.00--$33.44.............     26     7.9      $32.34       8   $32.22
                                    -----     ---      ------   -----   ------
       $ 5.69--$33.44.............  9,798     7.8      $15.45   2,824   $15.78
                                    =====     ===      ======   =====   ======

--------
(a) Average contractual life remaining in years

NOTE 13. Commitments and Contingencies:

   The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 2000, the Company's subsidiary, First American Real Estate Information Services, Inc. and, in 1999, the Company entered into sale-leaseback agreements with regard to certain furniture and equipment with a net book value of $30.7 million and $65.7 million, respectively. Proceeds from the sales which amounted to $33.8 million and $80.1 million and gains of $3.1 million and $14.4 million for the years ended December 31, 2000 and 1999, respectively, have been included in deferred revenue and will be amortized over the life of the

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

lease. Under the agreements, the Company's subsidiary and the Company agreed to lease the equipment for three to five years with minimum annual lease payments of $5.0 million and $15.2 million, respectively. At the end of the term of the lease, the Company has the option to acquire the equipment or return it to the lessor.

   Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are as follows:

       Year
       ----                                                       (in thousands)
       2001......................................................    $119,126
       2002......................................................      96,812
       2003......................................................      75,357
       2004......................................................      59,140
       2005......................................................      31,838
       Later years...............................................      70,137
                                                                     --------
                                                                     $452,410
                                                                     ========

   Total rental expense for all operating leases and month-to-month rentals was $144.7 million, $126.3 million, and $110.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14. Mandatorily Redeemable Preferred Securities:

   On April 22, 1997, the Company issued and sold $100.0 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust. In connection with the subsidiary's issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes, due in 2012. The sole assets of the subsidiary are and will be the subordinated interest notes. The Company's obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary's obligations under the preferred securities. Distributions payable on the securities are included as interest expense in the Company's consolidated income statements.

NOTE 15. Stockholders' Equity:

   In December 1999, the Company announced plans to repurchase up to 5.0% of its then issued and outstanding shares. The amount of any share repurchases will depend on, among other factors, the market performance of the shares; the availability of, and alternate uses of, the Company's funds; and Securities and Exchange Commission regulations. Pursuant to the terms of the repurchase program, the Company had repurchased and retired 1,754,000 of its issued and outstanding shares as of December 31, 2000.

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

   The Rights will be exercisable and will trade separately from the common shares only if a person or group, with certain exceptions, acquires beneficial ownership of 15.0% or more of the Company's common shares or commences a tender or exchange offer that would result in such person or group beneficially owning 15.0% or more of the common shares then outstanding. The Company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of one of these events. All Rights expire on October 23, 2007.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Each Right will entitle its holder to purchase, at the Right's then-current exercise price, preferred share fractions (or other securities of the Company) having a value of twice the Right's exercise price. This amounts to the right to buy preferred share fractions of the Company at half price. Rights owned by the party triggering the exercise of Rights will be void and, therefore, will not be exercisable.

   In addition, if, after any person has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company's common shares are changed or converted, or if the Company sells 50.0% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other person (or its parent) having a value of twice the Right's exercise price.

NOTE 16. Other Comprehensive Income:

   Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

   Components of other comprehensive income are as follows:

                                                         Minimum    Accumulated
                                             Unrealized  pension       other
                                              gains on  liability  comprehensive
                                             securities adjustment    income
                                             ---------- ---------- -------------
                                                       (in thousands)
   Balance at December 31, 1997.............  $ 5,675    $   --       $ 5,675
     Pretax change..........................    5,028     (1,856)       3,172
     Tax effect.............................   (1,759)       650       (1,109)
                                              -------    -------      -------
   Balance at December 31, 1998.............    8,944     (1,206)       7,738
     Pretax change..........................   (6,591)     1,175       (5,416)
     Tax effect.............................    2,308       (412)       1,896
                                              -------    -------      -------
   Balance at December 31, 1999.............    4,661       (443)       4,218
     Pretax change..........................    2,893     (1,738)       1,155
     Tax effect.............................   (1,013)       609         (404)
                                              -------    -------      -------
   Balance at December 31, 2000.............  $ 6,541    $(1,572)     $ 4,969
                                              =======    =======      =======

   The change in unrealized gains on debt and equity securities includes reclassification adjustments of $(2.6) million, $3.7 million and $1.2 million of net realized (losses) gains for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 17. Litigation

   On May 19, 1999, the State of California, the controller and insurance commissioner of the State of California filed a class action suit in the state court in Sacramento. Initially, the action sought to certify as a class of defendants all title and escrow companies doing business in California from 1970 to the present, including certain of the Company's subsidiaries. The plaintiffs allege that the defendants: failed to give unclaimed property to the State of California on a timely basis; charged California home buyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and devised and carried out schemes, known as earnings credits, with financial institutions to receive interest on escrow funds deposited by defendants with financial institutions in demand deposits.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Since the initial filing of the suit, the California Attorney General's Office, on behalf of the State, the controller and the insurance commissioner, indicated that it would not seek to certify a class of defendents, but would instead amend its suit to name an unspecified number of title underwriters and underwritten title companies. To date, the Attorney General has neither amended the suit nor, to the Company's knowledge taken steps to progress with it, including the service of process on any party. The Attorney General, however, has entered into settlement discussions with various title insurance underwriters, including certain of the Company's subsidiaries. Additionally, the Attorney General indicated that it will address issues pertaining to escheat obligations through routine audits conducted by the controller's office, rather than through litigation.

   Subsequent to the filing of this lawsuit, First American Title Insurance Company, a subsidiary of the Company, was named and served as a defendant in two private class actions in California courts. The allegations in those actions include some, but not all, of the allegations contained in the lawsuit discussed above. The private class actions independently seek injunctive relief, attorneys' fees, damages and penalties in unspecified amounts. One of the private class actions has been dismissed. The remaining private class action has not progressed beyond limited document production.

   The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial condition or results of operations.

   The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition or results of operations.

NOTE 18. Business Combinations:

   On July 31, 2000, the Company combined its Smart Title Solutions(TM) division, which it acquired in the 1998 business combination transaction with Experian, with the Datatrace division of LandAmerica Financial Group, Inc. The combined entity, Data Trace Information Services, is a provider of advanced title information delivery systems. The Company treated this transaction as an acquisition of the assets and liabilities of the Datatrace division in consideration for a 20% interest in its Smart Title Solutions division. The operating results of the combined entity are included in the Company's consolidated financial statements commencing July 31, 2000.

   On August 2, 2000, the Company combined its First American Real Estate Solutions (RES) division, which it acquired in the 1998 business combination transaction with Experian, with the Intellitech real estate information business of Transamerica Corporation, to form a new entity, First American Real Estate Solutions, L.P. This joint venture, is a provider of property characteristic information, supplying data and decision-support products to the real estate and mortgage finance industries. The Company treated this transaction as an acquisition of the assets and liabilities of the Intellitech division in consideration for a 20% interest in its RES division and $22.5 million in cash. The operating results of the joint venture are included in the Company's consolidated financial statement commencing August 2, 2000.

   As a result of the two transactions mentioned above, the Company recognized a net gain of $5.7 million and recorded goodwill of $48.9 million.

   In addition, during the year ended December 31, 2000, the Company acquired 16 companies. The purchase method of accounting was used for all of the acquisitions.

   The acquisitions accounted for under the purchase method of accounting were individually not material and are included in the following business segments; 13 in the title insurance segment, one in the real estate

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

information services segment and two in the consumer information segment. Their aggregate purchase price was $12.4 million in cash, $22.2 million in notes and 125,000 shares of the Company's common stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $24.6 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life ranging from 20 to 30 years. The operating results of these acquired companies were included in the Company's consolidated financial statements from their respective acquisition dates.

   Assuming all of the current year acquisitions had occurred January 1, 1999, pro forma revenues, net income and net income per diluted share would have been $2.98 billion, $82.2 million and $1.24, respectively, for the year ended December 31, 2000; and $3.09 billion, $24.0 million and $0.36, respectively, for the year ended December 31, 1999. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

   Effective May 14, 1999, the Company completed its merger of National Information Group (NAIG). Under the terms of the definitive merger agreement, each of the NAIG shareholders received .67 of a share of the Company's common stock for each NAIG common share they owned. To complete the merger, the Company issued 3,004,800 shares, in exchange for 100% of the outstanding common stock of NAIG. The information services provided by NAIG include outsourcing services, flood zone determination services, real estate tax tracking, hazard and motor vehicle insurance tracking, lender-placed insurance and flood insurance. This merger was accounted for under the pooling-of-interests method of accounting and, as a result, the Company has restated all previously reported results to reflect this merger. Included in other operating expenses for the 12 months ended December 31, 1999, were merger-related charges of $10.8 million, $7.0 million after tax, or $0.10 per diluted share. These nonrecurring charges included severance payments, lease terminations and consulting services.

   On January 1, 1998, the Company formed a limited liability corporation
(LLC) with Experian Group (Experian). The purpose of the LLC is to combine certain operations of the Company's subsidiary, First American Real Estate Information Services, Inc. (FAREISI), with Experian's Real Estate Solutions division, a supplier of core real estate data, providing, among other things, property valuation information, title and tax information and imaged title documents. The LLC is 80% owned by the Company and 20% owned by Experian. The Company treated the transaction as an acquisition of the assets and liabilities of Experian's Real Estate Solutions division in consideration for a 20% interest in FAREISI. As a result of the transaction, the Company recognized an investment gain of $32.4 million in the first quarter 1998. The operating results of the LLC are included in the Company's consolidated financial statements commencing January 1, 1998.

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

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The title insurance and real estate information segments operate through networks of offices nationwide. The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services in Australia, the Bahama Islands, Canada, England, Guam, Ireland, Mexico, Puerto Rico, Scotland, South Korea, the U.S. Virgin Islands and other countries abroad. To date, the international title operations have not been material to the Company's financial condition or results of operations. The consumer information segment provides home warranty services in 13 states throughout the United States. Trust, banking and thrift services are provided in Southern California. Investment advisory, automotive tracking, resident screening, pre-employment screening, property and casualty insurance and lender-placed flood and hazard insurances are offered nationwide.

   Corporate consists primarily of unallocated interest expense, minority interests, equity in earnings of affiliated companies and personnel and other operating expenses associated with the Company's Home Office facilities.

   Selected financial information about the Company's operations by segment for each of the past three years is as follows:

                                         Income (Loss)
                                     before income taxes,             Depreciation
                                      minority interests                  and        Capital
                          Revenues   and cumulative effect   Assets   Amortization expenditures
                         ----------  --------------------- ---------- ------------ ------------
                                                    (in thousands)
2000
Title Insurance......... $2,106,684        $ 93,205        $1,042,486   $34,536      $ 69,958
Real Estate
 Information............    573,013          58,110           710,881    40,179        59,635
Consumer Information....    263,263          35,198           365,903     7,078        19,902
Corporate...............     (8,705)        (32,637)           80,467     4,543         8,971
                         ----------        --------        ----------   -------      --------
                         $2,934,255        $153,876        $2,199,737   $86,336      $158,466
                         ==========        ========        ==========   =======      ========
1999
Title Insurance......... $2,182,434        $128,738        $1,042,860   $36,839      $124,027
Real Estate
 Information............    583,033          65,342           710,613    32,541        85,186
Consumer Information....    215,168          27,652           286,725     4,289         2,043
Corporate...............      7,534         (51,760)           76,216     3,362         1,332
                         ----------        --------        ----------   -------      --------
                         $2,988,169        $169,972        $2,116,414   $77,031      $212,588
                         ==========        ========        ==========   =======      ========
1998
Title Insurance......... $2,087,106        $227,906        $  858,326   $29,375      $100,560
Real Estate
 Information............    632,997         110,069           628,116    28,038        58,258
Consumer Information....    180,147          28,455           235,354     2,562         1,708
Corporate...............     43,630          (1,379)          130,935     2,288           --
                         ----------        --------        ----------   -------      --------
                         $2,943,880        $365,051        $1,852,731   $62,263      $160,526
                         ==========        ========        ==========   =======      ========

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

                           QUARTERLY FINANCIAL DATA
                                  (Unaudited)

                                                  Quarter Ended
                                    -------------------------------------------
                                    March 31  June 30  September 30 December 31
                                    --------  -------- ------------ -----------
                                     (in thousands, except per share amounts)
Year Ended December 31, 2000
Revenues........................... $646,174  $775,925   $750,260    $761,896
Income before income taxes and
 minority interests................ $  3,885  $ 48,346   $ 48,757    $ 52,888
Net income......................... $  1,002  $ 25,032   $ 24,399    $ 31,790
Net income per share:
 Basic............................. $    .02  $    .39   $    .38    $    .50
 Diluted........................... $    .02  $    .38   $    .37    $    .47
Year Ended December 31, 1999
Revenues:
 As reported....................... $706,926  $770,398   $762,592    $700,393
 Pooling adjustment................   15,116       --         --          --
 Change in accounting for tax
  service contracts................    8,825    11,457     12,462         --
                                    --------  --------   --------    --------
 As restated....................... $730,867  $781,855   $775,054    $700,393
                                    ========  ========   ========    ========
Income before income taxes,
 minority interests and
 Cumulative effect of a change in
 accounting principle:
 As reported....................... $ 45,365  $ 51,553   $ 38,378    $  3,436
 Pooling adjustment................   (1,504)      --         --          --
 Change in accounting for tax
  service contracts................    8,825    11,457     12,462         --
                                    --------  --------   --------    --------
 As restated....................... $ 52,686  $ 63,010   $ 50,840    $  3,436
                                    ========  ========   ========    ========
Net income (loss):
 As reported....................... $ 24,877  $ 29,226   $ 21,940    $ (2,244)
 Pooling adjustment................   (1,004)      --         --          --
 Change in accounting for tax
  service contracts................    4,210     5,585      6,053         --
 Cumulative effect of a change in
  accounting for tax service
  contracts........................  (55,640)      --         --          --
                                    --------  --------   --------    --------
 As restated....................... $(27,557) $ 34,811   $ 27,993    $ (2,244)
                                    ========  ========   ========    ========
Net income (loss) per share:
 Basic:
   As reported..................... $    .41  $    .45   $    .34    $   (.03)
   Pooling adjustment..............     (.03)      --         --          --
   Change in accounting for tax
    service contracts..............      .06       .09        .09         --
   Cumulative effect of a change in
    accounting for tax service
    contracts......................     (.87)      --         --          --
                                    --------  --------   --------    --------
   As restated..................... $   (.43) $    .54   $    .43    $   (.03)
                                    ========  ========   ========    ========
 Diluted:
   As reported..................... $    .40  $    .44   $    .33    $   (.03)
   Pooling adjustment..............     (.02)      --         --          --
   Change in accounting for tax
    service contracts..............      .05       .08        .09         --
   Cumulative effect of a change in
    accounting for tax service
    contracts......................     (.85)      --         --          --
                                    --------  --------   --------    --------
   As restated..................... $   (.42) $    .52   $    .42    $   (.03)
                                    ========  ========   ========    ========

   The Company's real estate-related segments are cyclical in nature, with the spring and summer months historically being the strongest. However, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, can cause unusual fluctuations in the Company's quarterly operating results. See Management's Discussion and Analysis on pages 15-21 for further discussion of the Company's results of operations.

   In December, 1999, the Company adopted Staff Accounting Bulletin No. 101
(SAB), "Revenue Recognition in Financial Statements," which became effective January 1, 1999. In conformity with the SAB the Company has restated its results for the first three quarters of 1999. See Note 1 to the consolidated financial statements for further discussion.

   All financial results presented include the effect of the 1999 acquisition of NAIG accounted for under the pooling of interest method of accounting.

                                                                      SCHEDULE I
                                                                          1 OF 1

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 2000

              Column A                 Column B     Column C      Column D
              --------               ------------ ------------ ---------------
                                                               Amount at which
                                                                shown in the
         Type of investment              Cost     Market value  balance sheet
         ------------------          ------------ ------------ ---------------
Deposits with savings and loan
 associations and banks:
 Registrant......................... $     50,000 $     50,000  $     50,000
                                     ------------ ------------  ------------
 Consolidated....................... $ 31,900,000 $ 31,900,000  $ 31,900,000
                                     ------------ ------------  ------------
Debt securities:
 Registrant--None
 Consolidated--
  U.S. Treasury securities.......... $ 39,133,000 $ 40,390,000  $ 40,390,000
  Corporate securities..............  112,715,000  112,158,000   112,158,000
  Obligations of states and
   political subdivisions...........   30,700,000   31,016,000    31,016,000
  Mortgage-backed securities........   26,354,000   25,843,000    25,843,000
                                     ------------ ------------  ------------
                                     $208,902,000 $209,407,000  $209,407,000
                                     ------------ ------------  ------------
Equity securities:
 Registrant--None
 Consolidated....................... $ 49,162,000 $ 58,720,000  $ 58,720,000
                                     ------------ ------------  ------------
Other long-term investments:
 Registrant--None
 Consolidated....................... $ 92,703,000 $ 92,703,000  $ 92,703,000
                                     ------------ ------------  ------------
Total Investments:
 Registrant......................... $     50,000 $     50,000  $     50,000
                                     ============ ============  ============
 Consolidated....................... $382,667,000 $392,730,000  $392,730,000
                                     ============ ============  ============

                                                                    SCHEDULE III
                                                                          1 OF 2

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             BALANCE SHEET CAPTIONS

      Column A                           Column B        Column C     Column D
      --------                       ----------------- ------------ ------------
                                      Deferred policy     Claims      Deferred
      Segment                        acquisition costs   reserves     revenues
      -------                        ----------------- ------------ ------------
2000
Title Insurance.....................            --     $251,188,000 $ 12,770,000
Real Estate Information.............            --       18,625,000  196,684,000
Consumer Information................    $12,213,000      14,794,000   52,219,000
Corporate...........................            --              --           --
                                        -----------    ------------ ------------
  Total.............................    $12,213,000    $284,607,000 $261,673,000
                                        ===========    ============ ============

1999
Title Insurance.....................            --     $245,376,000 $ 14,429,000
Real Estate Information.............            --       16,600,000  213,880,000
Consumer Information................    $11,534,000      11,748,000   51,457,000
Corporate...........................            --              --           --
                                        -----------    ------------ ------------
  Total.............................    $11,534,000    $273,724,000 $279,766,000
                                        ===========    ============ ============

                                                                    SCHEDULE III
                                                                          2 OF 2

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                           INCOME STATEMENT CAPTIONS

        Column A            Column F     Column G      Column H     Column I     Column J    Column K
        --------         -------------- -----------  ------------ ------------ ------------ -----------
                                                                  Amortization
                                                                  of deferred
                                            Net                      policy       Other         Net
                           Operating    investment       Loss     acquisition   operating    premiums
        Segment             revenues      income      provision      costs       expenses     written
        -------          -------------- -----------  ------------ ------------ ------------ -----------
2000
Title Insurance......... $2,067,049,000 $39,635,000  $ 75,790,000         --   $363,807,000         --
Real Estate
 Information............    558,147,000  14,866,000     9,094,000         --    231,975,000         --
Consumer Information....    252,332,000  10,931,000    56,748,000 $10,856,000    81,775,000 $27,451,000
Corporate...............            --   (8,705,000)          --          --      9,259,000         --
                         -------------- -----------  ------------ -----------  ------------ -----------
  Total................. $2,877,528,000 $56,727,000  $141,632,000 $10,856,000  $686,816,000 $27,451,000
                         ============== ===========  ============ ===========  ============ ===========

1999
Title Insurance......... $2,153,879,000 $28,555,000  $ 65,925,000         --   $327,182,000         --
Real Estate
 Information............    575,694,000   7,339,000    10,391,000         --    249,987,000         --
Consumer Information....    206,623,000   8,545,000    39,902,000 $11,385,000    61,611,000 $18,032,000
Corporate...............            --    7,534,000           --          --     28,691,000         --
                         -------------- -----------  ------------ -----------  ------------ -----------
  Total................. $2,936,196,000 $51,973,000  $116,218,000 $11,385,000  $667,471,000 $18,032,000
                         ============== ===========  ============ ===========  ============ ===========

1998
Title Insurance......... $2,063,217,000 $23,889,000  $ 68,697,000          -   $307,055,000         --
Real Estate
 Information............    630,510,000   2,487,000    17,428,000         --    254,118,000         --
Consumer Information....    173,380,000   6,767,000    38,053,000 $ 9,286,000    48,534,000 $14,277,000
Corporate...............            --   43,630,000           --          --     14,424,000         --
                         -------------- -----------  ------------ -----------  ------------ -----------
  Total................. $2,867,107,000 $76,773,000  $124,178,000 $ 9,286,000  $624,131,000 $14,277,000
                         ============== ===========  ============ ===========  ============ ===========

                                                                     SCHEDULE IV
                                                                          1 OF 1

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                                  REINSURANCE

                      Insurance                                      Percentage
                      operating              Assumed                 of amount
                      revenues    Ceded to    from       Insurance   assumed to
                       before       other     other      operating   operating
      Segment        reinsurance  companies companies    revenues     revenues
      -------       ------------- --------- ---------  ------------- ----------
Title Insurance
  2000............. 2,066,990,000 3,805,000 3,864,000  2,067,049,000    0.2%
  1999............. 2,153,726,000 3,401,000 3,554,000  2,153,879,000    0.2%
  1998............. 2,062,679,000 4,151,000 4,689,000  2,063,217,000    0.2%

Consumer
 Information
  2000.............    36,767,000 5,054,000       --      31,713,000    0.0%
  1999.............    21,593,000 3,562,000     1,000     18,032,000    0.0%
  1998.............    17,915,000 3,637,000    (1,000)    14,277,000    0.0%

                                                                     SCHEDULE V
                                                                         1 OF 3

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS
                         Year Ended December 31, 2000

        Column A            Column B           Column C              Column D          Column E
        --------          ------------ ------------------------    ------------     --------------
                                              Additions
                                       ------------------------
                           Balance at   Charged to  Charged to
                          beginning of  costs and      other        Deductions      Balance at end
      Description            period      expenses    accounts      from reserve       of period
      -----------         ------------ ------------ -----------    ------------     --------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $ 13,669,000 $  9,555,000         --     $  7,747,000(A)   $ 15,477,000
                          ============ ============ ===========    ============      ============
Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $273,724,000 $141,632,000 $ 3,471,000(B) $134,220,000(C)   $284,607,000
                          ============ ============ ===========    ============      ============
Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $    905,000 $    108,000         --     $     (7,000)(A)  $  1,020,000
                          ============ ============ ===========    ============      ============
Reserve deducted from
 assets acquired in
 connection with
 claim settlements:
  Registrant--None
  Consolidated..........  $  4,856,000          --  $(2,471,000)   $    193,000(D)   $  2,192,000
                          ============ ============ ===========    ============      ============
Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  2,059,000 $    561,000         --     $     20,000(D)   $  2,600,000
                          ============ ============ ===========    ============      ============

--------
Note A--Amount represents accounts written off, net of recoveries.

Note B--Amount represents net $1,000,000 in purchase accounting adjustments, $2,471,000 reclassification from the reserve for assets acquired in connection with claim settlements.

Note C--Amount represents claim payments, net of recoveries.

Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

                                                                     SCHEDULE V
                                                                         2 OF 3

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS
                         Year Ended December 31, 1999

        Column A            Column B           Column C              Column D        Column E
        --------          ------------ ------------------------    ------------    ------------
                                              Additions
                                       ------------------------
                           Balance at   Charged to  Charged to                      Balance at
                          beginning of  costs and      other        Deductions        end of
      Description            period      expenses    accounts      from reserve       period
      -----------         ------------ ------------ -----------    ------------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $ 10,715,000 $ 12,278,000                $  9,324,000(A) $ 13,669,000
                          ============ ============                ============    ============

Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $272,921,000 $116,218,000 $ 2,797,000(B) $118,212,000(C) $273,724,000
                          ============ ============ ===========    ============    ============

Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $  1,150,000 $    102,000                $    347,000(A) $    905,000
                          ============ ============                ============    ============

Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 12,256,000              $(6,093,000)   $  1,307,000(D) $  4,856,000
                          ============              ===========    ============    ============

Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,934,000 $    817,000                $    692,000(D) $  2,059,000
                          ============ ============                ============    ============

--------
Note A--Amount represents accounts written off, net of recoveries.

Note B--Amount represents net $7,955,000 in purchase accounting adjustments, $11,251,000 related to the disposition of a subsidiary and $6,093,000 from the reserve for assets acquired in connection with claim settlements.

Note C--Amount represents claim payments, net of recoveries.

Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

                                                                      SCHEDULE V
                                                                          3 OF 3

                         THE FIRST AMERICAN CORPORATION
                            AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1998

        Column A            Column B           Column C               Column D        Column E
        --------          ------------ ------------------------     ------------    ------------
                                              Additions
                                       ------------------------
                           Balance at   Charged to  Charged to                       Balance at
                          beginning of  costs and      other         Deductions        end of
      Description            period      expenses    accounts       from reserve       period
      -----------         ------------ ------------ -----------     ------------    ------------
Reserve deducted from
 accounts receivable:
  Registrant--None
  Consolidated..........  $  7,602,000 $ 11,095,000                 $  7,982,000(A) $ 10,715,000
                          ============ ============                 ============    ============

Reserve for title losses
 and other claims:
  Registrant--None
  Consolidated..........  $254,058,000 $124,178,000 $(3,596,000)(B) $101,719,000(C) $272,921,000
                          ============ ============ ===========     ============    ============

Reserve deducted from
 loans receivable:
  Registrant--None
  Consolidated..........  $  1,185,000 $    159,000                 $    194,000(A) $  1,150,000
                          ============ ============                 ============    ============

Reserve deducted from
 assets acquired in
 connection with claim
 settlements:
  Registrant--None
  Consolidated..........  $ 11,135,000              $ 3,951,000     $  2,830,000(D) $ 12,256,000
                          ============              ===========     ============    ============

Reserve deducted from
 other assets:
  Registrant--None
  Consolidated..........  $  1,807,000 $    263,000                 $    136,000(D) $  1,934,000
                          ============ ============                 ============    ============

--------
Note A--Amount represents accounts written off, net of recoveries.

Note B--Amount represents $355,000 in purchase accounting adjustments, net of a reclassification of $3,951,000 to the reserve for assets acquired in connection with claim settlements.

Note C--Amount represents claim payments, net of recoveries.

Note D--Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

                                   PART III

   The information required by Items 10 through 13 of this report is set forth in the sections entitled "Who are the Largest Principle Shareholders Outside of Management?," "Election of Directors," "Transactions with Management and Others," "Security Ownership of Management," "Executive Compensation," "Report of the Compensation Committee on Executive Compensation," "Comparative Cumulative Total Return to Shareholders," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation," "Stock Option Grants and Exercises," "Pension Plan," "Supplemental Benefit Plan," "Deferred Compensation Plan," "Change of Control Arrangements" and "Directors Compensations." in the Company's definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after close of Registrant's fiscal year.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) 1. & 2. Financial Statements and Financial Statement Schedules

            The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 22 in Item 8 of Part II of this report.

  3. Exhibits (Each management contract or compensatory plan or arrangement in which any director or named executive officer of The First American Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. (S)229.402(a)(3)), participates that is included among the exhibits listed below is identified by an asterisk (*).)

        (2) Agreement and Plan of Merger, dated as of November 17, 1998, among The First American Financial Corporation, National
               Insurance Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National
               Information Group on November 25, 1998.

        (3)(a) Restated Articles of Incorporation of The First American
               Financial Corporation, dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July
               28, 1998 to the Company's Registration Statement No. 333-53681 on Form S-4.

        (3)(b) Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation, dated April 23,
               1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31,
               1999.

        (3)(c) Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation, executed May 11,
               2000, incorporated by reference herein from Exhibit 3.1 of Report on Form 8-K dated June 12, 2000.

        (3)(d) Bylaws of The First American Corporation, as amended.

        (4)(a) Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

        (4)(b) Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1997.

        (4)(c) Form of New 8.5% Junior Subordinated Deferrable Interest
               Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September
               18, 1997.

        (4)(d) Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September
               18, 1997.

        (4)(e) Amended and Restated Declaration of Trust of First American
               Capital Trust I, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997.

        (4)(f) Form of New 8.5% Capital Security (Liquidation Amount $1,000 per
               Capital Security), incorporated by reference herein from Exhibit
               4.6 of Registration Statement No. 333-35945 on Form S-4 dated
               September 18, 1997.

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

        *(10)(b) Executive Supplemental Benefit Plan, dated April 10, 1986, and
                 Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form
                 10-K for the fiscal year ended December 31, 1988.

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

        *(10)(e) Amendment No. 4, dated March 22, 2000, to Executive
                 Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

        *(10)(f) Amendment No. 5, dated July 19, 2000, to Executive
                 Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        *(10)(g) Management Supplemental Benefit Plan, dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1992.

        *(10)(h) Amendment No. 1, dated July 7, 1998, to Management
                 Supplemental Benefit Plan, incorporated by reference from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        *(10)(i) Amendment No. 2, dated March 22, 2000, to Management
                 Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for quarter ended June 30, 2000.

        *(10)(j) Amendment No. 3, dated July 19, 2000, to Management
                 Supplemental Benefit Plan, incorporated by reference from Exhibit (10)(f) of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        *(10)(k) Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December
                 31, 1996.

        *(10)(l) Amendment No. 1, dated July 19, 2000, to Pension Restoration
                 Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2000.

        *(10)(m) 1996 Stock Option Plan, incorporated by reference herein from
                 Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

        *(10)(n) Amendment No. 1, dated February 26, 1998, to 1996 Stock Option
                 Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December
                 31, 1998.

        *(10)(o) Amendment No. 2, dated June 22, 1998, to 1996 Stock Option
                 Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December
                 31, 1998.

        *(10)(p)  Amendment No. 3, dated July 7, 1998, to 1996 Stock Option
                  Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1998.

        *(10)(q)  Amendment No. 4, dated April 22, 1999 to 1996 Stock Option
                  Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1999.

        *(10)(r)  Amendment No. 5, dated February 29, 2000, to 1996 Stock
                  Option Plan, incorporated by reference from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1998.

        *(10)(s)  Amendment No. 6, dated July 19, 2000, to 1996 Stock Option
                  Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June
                  30, 2000.

        *(10)(t)  Change in Control Agreement (Executive Form) dated November
                  12, 1999.

        *(10)(u)  Change in Control Agreement (Management Form) dated November
                  12, 1999.

        *(10)(v) 1997 Directors' Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on
                  Form S-8 dated December 11, 1997.

        *(10)(w)  Amendment No. 1 to 1997 Directors' Stock Plan, dated February
                  26, 1998, incorporated by reference herein from Exhibit
                  (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        *(10)(x)  Amendment No. 2 to 1997 Directors' Stock Plan, dated July 7,
                  1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1998.

        *(10)(y)  Amendment No. 3, dated July 19, 2000, to 1997 Directors'
                  Stock Plan, incorporated by reference herein from Exhibit
                  (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        *(10)(z) Registration Rights Agreement, dated April 22, 1997, incorporated by reference herein from Exhibit (10.1) of Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997.

        *(10)(aa) The First American Financial Corporation Deferred
                  Compensation Plan dated March 10, 2000.

        *(10)(bb) Amendment No. 1, dated July 19, 2000, to Deferred
                  Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        *(10)(cc) The First American Financial Corporation Deferred
                  Compensation Plan dated March 10, 2000.

        *(10)(dd) Amendment No. 1, dated July 19, 2000, to Deferred
                  Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        (10)(ee)  Contribution and Joint Venture Agreement By and Among The
                  First American Financial Corporation and Experian Information
                  Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1998.

        (10)(ff)  Operating Agreement for First American Real Estate Solutions
                  LLC, a California Limited Liability Company, By and Among
                  First American Real Estate Information Services, Inc., and
                  Experian Information Solutions, Inc., et al., dated November
                  30, 1997, incorporated by reference herein from Exhibit
                  (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

        (10)(gg) Data License Agreement, dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of the Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1998.

        (10)(hh) Reseller Services Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1998.

        (10)(ii) Amendment to Reseller Services Agreement For Resales to
                 Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

        (10)(jj) Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit 10)(i) of the Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1998.

        (10)(kk) Amended and Restated Credit Agreement, dated as of July 29,
                 1997, incorporated by reference herein from Exhibit (4.4) of Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1997.

        (10)(ll) Amendment No. 1, dated as of November 10, 1997, to Amended and
                 Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.1) of Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1997.

        (10)(mm) Amendment No. 2, dated as of May 15, 2000, to Amended and
                 Restated Credit Agreement, dated as of July 29, 1997, incorporated by reference herein from Exhibit (10)(j) of Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2000.

        (10)(nn) Credit Agreement, dated as of July 2, 1999, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

        (10)(oo) Amendment No. 1, dated as of May 15, 2000, to Credit Agreement dated as of July 2, 1999, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        (10)(pp) Master Lease Agreement, dated as of December 27, 1999, between
                 FATICO 1999 TRUST, as Lessor, and First American Title
                 Insurance Company, as Lessee, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        (10)(qq) Agreement and Amendment No. 1, dated as of May 5, 2000, to
                 Master Lease Agreement and Equipment Schedule No. 1, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1999.

        (21)     Subsidiaries of the registrant.

        (23)     Consent of Independent Accountants.

        (27)     Financial Data Schedule.

--------
   (b) Reports on Form 8-K

   During the last quarter of the period covered by this report, the Company filed a current report on Form 8-K dated November 1, 2000, reporting on the Company's third quarter earnings.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE FIRST AMERICAN CORPORATION
                                           (Registrant)

                                                 /s/ Parker S. Kennedy
                                          By __________________________________
                                                     Parker S. Kennedy
                                                         President
                                               (Principal Executive Officer)

                                          Date: March 29, 2001

                                                 /s/ Thomas A. Klemens
                                          By __________________________________
                                                     Thomas A. Klemens
                                              Executive Vice President, Chief
                                                Financial Officer (Principal
                                                     Financial Officer)

                                          Date: March 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----


        /s/ D.P. Kennedy             Chairman and Director         March 29, 2001
____________________________________
            D.P. Kennedy

     /s/ Parker S. Kennedy           President and Director        March 29, 2001
____________________________________
         Parker S. Kennedy

     /s/ Thomas A. Klemens           Executive Vice President,     March 29, 2001
____________________________________  Chief Financial Officer
         Thomas A. Klemens

       /s/ Max O. Valdes             Vice President,               March 29, 2001
____________________________________  (Chief Accounting Officer)
           Max O. Valdes

     /s/ George L. Argyros           Director                      March 29, 2001
____________________________________
         George L. Argyros

                                     Director
____________________________________
           Gary J. Beban

      /s/ J. David Chatham           Director                      March 29, 2001
____________________________________
          J. David Chatham

             Signature                           Title                  Date
             ---------                           -----                  ----


                                     Director
____________________________________
          William G. Davis

       /s/ James L. Doti             Director                      March 29, 2001
____________________________________
           James L. Doti

   /s/ Lewis W. Douglas, Jr.         Director                      March 29, 2001
____________________________________
       Lewis W. Douglas, Jr.

      /s/ Paul B. Fay, Jr.           Director                      March 29, 2001
____________________________________
          Paul B. Fay, Jr.

       /s/ Frank O'Bryan             Director                      March 29, 2001
____________________________________
           Frank O'Bryan

      /s/ Roslyn B. Payne            Director                      March 29, 2001
____________________________________
          Roslyn B. Payne

      /s/ D. Van Skilling            Director                      March 29, 2001
____________________________________
          D. Van Skilling

     /s/ Virginia Ueberroth          Director                      March 29, 2001
____________________________________
         Virginia Ueberroth

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) 1. & 2. Financial Statements and Financial Statement Schedules
             The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at
             page    in Item 8 of Part II of this report.
     3.      Exhibits (Each management contract or compensatory plan or arrangement in which any director or named executive officer of
             The First American Financial Corporation, as defined by
             Item 402(a)(3) of Regulation S-K (17 C.F.R. (S)229.402(a)(3)),
             participates that is included among the exhibits listed below is identified by an asterisk (*).)
     (2)     Agreement and Plan of Merger, dated as of November 17, 1998, among
             The First American Financial Corporation, National Insurance
             Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National Information
             Group on November 25, 1998.
     (3)(a)  Restated Articles of Incorporation of The First American Financial
             Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998 to the
             Company's Registration Statement No. 333-53681 on Form S-4.
     (3)(b)  Certificate of Amendment of Restated Articles of Incorporation of
             The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1999.
     (3)(c)  Certificate of Amendment of Restated Articles of Incorporation of
             The First American Financial Corporation executed May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Report on
             Form 8-K dated June 12, 2000.
     (3)(d)  Bylaws of The First American Financial Corporation, as amended.
     (4)(a)  Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form
             8-A dated November 7, 1997.
     (4)(b)  Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997.
     (4)(c)  Form of New 8.50% Junior Subordinated Deferrable Interest
             Debenture, incorporated by reference herein from Exhibit 4.2 of
             Registration Statement No. 333-35945 on Form S-4 dated
             September 18, 1997.
     (4)(d)  Certificate of Trust of First American Capital Trust I,
             incorporated by reference herein from Exhibit 4.3 of Registration
             Statement No. 333-35945 on Form S-4 dated September 18, 1997.
     (4)(e)  Amended and Restated Declaration of Trust of First American
             Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form
             10-Q for the quarter ended June 30, 1997.
     (4)(f)  Form of New 8.50% Capital Security (Liquidation Amount $1,000 per
             Capital Security), incorporated by reference herein from Exhibit
             4.6 of Registration Statement No. 333-35945 on Form S-4 dated
             September 18, 1997.
     (4)(g)  Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form
             S-4 dated September 18, 1997.

     *(4)(h)  Senior Indenture, dated as of April 7, 1998, between The First
              American Financial Corporation and Wilmington Trust Company as
              Trustee, incorporated by reference herein from Exhibit (4) of the Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998.
     *(10)(a) Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form
              10-K for the fiscal year ended December 31, 1992.
     *(10)(b) Executive Supplemental Benefit Plan dated April 10, 1986, and
              Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form
              10-K for the fiscal year ended December 31, 1988.
     *(10)(c) Amendment No. 2, dated March 22, 1990, to Executive Supplemental
              Benefit Plan, incorporated by reference herein from Exhibit
              (10)(c) of Annual Report on Form 10-K for the fiscal year ended
              December 31, 1989.
     *(10)(d) Amendment No. 3, dated July 7, 1998, to Executive Supplemental
              Benefit Plan, incorporated by reference herein from Exhibit
              (10)(d) of Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998.
     *(10)(e) Amendment No. 4, dated March 22, 2000, to Executive Supplemental
              Benefit Plan, incorporated by reference herein form Exhibit
              (10)(e) of Annual Report on Form 10-K for the fiscal year ended
              December 31, 1999.
     *(10)(f) Amendment No. 5, dated July 19, 2000, to Executive Supplemental
              Benefit Plan, incorporated by reference herein from Exhibit
              (10)(e) of Quarterly Report on Form 10-Q for the quarter ended
              June 30, 2000.
     *(10)(g) Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1992.
     *(10)(h) Amendment No. 1, dated July 7, 1998, to Management Supplemental
              Benefit Plan, incorporated by reference from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     *(10)(i) Amendment No. 2, dated March 22, 2000, to Management Supplemental
              Benefit Plan, incorporated by reference herein form Exhibit
              (10)(f) of Quarterly Report on Form 10-Q for quarter ended June
              20, 2000.
     *(10)(j) Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(e) of Annual
              Report on Form 10-K for the fiscal year ended December 31, 1996.
     *(10)(k) Amendment No. 1, dated July 19, 2000, to Pension Restoration
              Plan, incorporated by reference herein from Exhibit (10)(a) of of Quarterly Report on Form 10-Q for the quarter ended June 30,
              2000.
     *(10)(l) 1996 Stock Option Plan, incorporated by reference herein from
              Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.
     *(10)(m) Amendment No. 1, dated February 26, 1998, to 1996 Stock Option
              Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     *(10)(n) Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual
              Report on Form 10-K for the fiscal year ended December 31, 1998.
     *(10)(o) Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual
              Report on Form 10-K for the fiscal year ended December 31, 1998.

     *(10)(p) Amendment No. 4, dated April 22, 1999 to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30,
               1999.
     *(10)(q)  Amendment No. 5, dated February 29, 2000, to 1996 Stock Option
               Plan, incorporated by reference from Exhibit (10)(o) of Annual
               Report on Form 10-K for the fiscal year ended December 31, 1998.
     *(10)(r) Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of of Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000.
     *(10)(s)  Change in Control Agreement (Executive Form) dated November 12,
               1999.
     *(10)(t)  Change in Control Agreement (Management Form) dated November 12,
               1999.
     *(10)(u)  1997 Directors Stock Plan, incorporated by reference herein from
               Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.
     *(10)(v)  Amendment No. 1 to 1997 Directors' Stock Plan dated February 26,
               1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December
               31, 1998.
     *(10)(w)  Amendment No. 2 to 1997 Directors' Stock Plan dated July 7,
               1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998.
     *(10)(x)  Amendment No. 3, dated July 19, 2000, to 1997 Directors' Stock
               Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000.
     *(10)(y) Registration Rights Agreement, dated April 22, 1997, incorporated by reference herein from Exhibit (10.1) of Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997.
     *(10)(z)  The First American Financial Corporation Deferred Compensation
               Plan dated March 10, 2000.
     *(10)(aa) Amendment No. 1, dated July 19, 2000, to Deferred Compensation
               Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000.
     *(10)(bb) The First American Financial Corporation Deferred Compensation
               Plan Trust Agreement dated March 10, 2000.
     *(10)(cc) Amendment No. 1, dated July 19, 2000, to Deferred Compensation
               Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000.
     *(10)(dd) Contribution and Joint Venture Agreement By and Among The First
               American Financial Corporation and Experian Information
               Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
     *(10)(ee) Operating Agreement for First American Real Estate Solutions
               LLC, a California Limited Liability Company, By and Among First
               American Real Estate Information Services, Inc., and Experian
               Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of the Quarterly Report on Form 10-Q for the quarter ended March 31,
               1998.

     (10)(ff) Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
     (10)(gg) Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of the Quarterly Report on Form 10-Q for the quarter ended March 31,
              1998.
     (10)(hh) Amendment to Reseller Services Agreement For Resales to Consumers dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
     (10)(ii) Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of the Quarterly Report on Form 10-Q for the quarter ended March 31,
              1998.
     (10)(jj) Amended and Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.4) of Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1997.
     (10)(kk) Amendment No. 1 dated as of November 10, 1997, to Amended and
              Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (4.1) of Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
     (10)(ll) Amendment No. 2, dated as of May 15, 2000, to Amended and
              Restated Credit Agreement dated as of July 29, 1997, incorporated by reference herein from Exhibit (10)(j) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
     (10)(mm) Credit Agreement dated as of July 2, 1999, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form
              10-Q for the quarter ended June 30, 1999.
     (10)(nn) Amendment No. 1, dated as of May 15, 2000, to Credit Agreement dated as of July 2, 1999, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
     (10)(oo) Master Lease Agreement, dated as of December 27, 1999, between
              FATICO 1999 TRUST, as Lessor, and First American Title Insurance
              Company, as Lessee, incorporated by reference herein from Exhibit
              (10)(g) of Quarterly Report on Form 10-Q for the quarter ended
              June 30, 2000.
     (10)(pp) Agreement of Amendment No. 1, dated as of May 5, 2000, to Master
              Lease Agreement and Equipment Schedule No. 1, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form
              10-Q for the quarter ended June 30, 1999.
     (22)     Subsidiaries of the registrant.
     (23)     Consent of Independent Accountants.
     (27)     Financial Data Schedule.

(b) Reports on Form 8-K

During the last quarter the period covered by this report, the Company filed a current report on Form 8-K dated November 1, 2000, reporting on the Companys third quarter earnings.

                                 EXHIBIT INDEX

                                                                   Sequentially
                                                                     Numbered
 Exhibit No.                     Description                           Page
 -----------                     -----------                       ------------
 (2)         Agreement and Plan of Merger, dated as of November
             17, 1998, among The First American Financial
             Corporation, National Insurance Group, and Pea Soup
             Acquisition Corp., incorporated by reference herein
             from Exhibit 2.1 of Form 8-K filed by National
             Information Group on November 25, 1998.
 (3)(a)      Restated Articles of Incorporation of The First
             American Financial Corporation, dated July 14,
             1998, incorporated by reference herein from Exhibit
             3.1 of Amendment No. 1, dated July 28, 1998 to the
             Companys Registration Statement No. 333-53681 on
             Form S-4.
 (3)(b)      Certificate of Amendment of Restated Articles of
             Incorporation of The First American Financial
             Corporation, dated April 23, 1999, incorporated by
             reference herein from Exhibit (3) of Quarterly
             Report on Form 10-Q for the quarter ended March 31,
             1999.
 (3)(c)      Certificate of Amendment of Restated Articles of
             Incorporation of The First American Financial
             Corporation, executed May 11, 2000, incorporated by
             reference herein from Exhibit 3.1 of Report on Form
             8-K dated June 12, 2000.
 (3)(d)      Bylaws of The First American Corporation, as
             amended.
 (4)(a)      Rights Agreement, dated as of October 23, 1997,
             incorporated by reference herein from Exhibit 4 of
             Registration Statement on Form 8-A dated November
             7, 1997.
 (4)(b)      Junior Subordinated Indenture, dated as of April
             22, 1997, incorporated by reference herein from
             Exhibit (4.2) of Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1997.
 (4)(c)      Form of New 8.5% Junior Subordinated Deferrable
             Interest Debenture, incorporated by reference
             herein from Exhibit 4.2 of Registration Statement
             No. 333-35945 on Form S-4 dated September 18, 1997.
 (4)(d)      Certificate of Trust of First American Capital
             Trust I, incorporated by reference herein from
             Exhibit 4.3 of Registration Statement No. 333-35945
             on Form S-4 dated September 18, 1997.
 (4)(e)      Amended and Restated Declaration of Trust of First
             American Capital Trust I, dated as of April 22,
             1997, incorporated by reference herein from Exhibit
             (4.3) of Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1997.
 (4)(f)      Form of New 8.5% Capital Security (Liquidation
             Amount $1,000 per Capital Security), incorporated
             by reference herein from Exhibit 4.6 of
             Registration Statement No. 333-35945 on Form S-4
             dated September 18, 1997.
 (4)(g)      Form of New Guarantee Agreement, incorporated by
             reference herein from Exhibit 4.7 of Registration
             Statement No. 333-35945 on Form S-4 dated September
             18, 1997.
 (4)(h)      Senior Indenture, dated as of April 7, 1998,
             between The First American Financial Corporation
             and Wilmington Trust Company as Trustee,
             incorporated by reference herein from Exhibit (4)
             of the Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998.
 *(10)(a)    Description of Stock Bonus Plan, as amended,
             incorporated by reference herein from Exhibit
             (10)(a) of Annual Report on Form 10-K for the
             fiscal year ended December 31, 1992.
 *(10)(b)    Executive Supplemental Benefit Plan, dated April
             10, 1986, and Amendment No. 1 thereto dated October
             1, 1986, incorporated by reference herein from
             Exhibit (10)(b) of Annual Report on Form 10-K for
             the fiscal year ended December 31, 1988.

                                                                   Sequentially
                                                                     Numbered
 Exhibit No.                     Description                           Page
 -----------                     -----------                       ------------
 *(10)(b)    Executive Supplemental Benefit Plan dated April 10,
             1986, and Amendment No. 1 thereto dated October 1,
             1986, incorporated by reference herein from Exhibit
             (10)(b) of Annual Report on Form 10-K for the
             fiscal year ended December 31, 1988.
 *(10)(c)    Amendment No. 2, dated March 22, 1990, to Executive
             Supplemental Benefit Plan, incorporated by
             reference herein from Exhibit (10)(c) of Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1989.
 *(10)(d)    Amendment No. 3, dated July 7, 1998, to Executive
             Supplemental Benefit Plan, incorporated by
             reference herein from Exhibit (10)(d) of Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1998.
 *(10)(e)    Amendment No. 4, dated March 22, 2000, to Executive
             Supplemental Benefit Plan, incorporated by
             reference herein form Exhibit (10)(e) of Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1999.
 *(10)(f)    Amendment No. 5, dated July 19, 2000, to Executive
             Supplemental Benefit Plan, incorporated by
             reference herein from Exhibit (10)(e) of Quarterly
             Report on Form 10-Q for the quarter ended June 30,
             2000.
 *(10)(g)    Management Supplemental Benefit Plan, dated July
             20, 1988, incorporated by reference herein from
             Exhibit (10) of Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1992.
 *(10)(h)    Amendment No. 1, dated July 7, 1998, to Management
             Supplemental Benefit Plan, incorporated by
             reference from Exhibit (10)(f) of Annual Report on
             Form 10-K for the fiscal year ended December 31,
             1998.
 *(10)(i)    Amendment No. 2, dated March 22, 2000, to
             Management Supplemental Benefit Plan, incorporated
             by reference herein form Exhibit (10)(f) of
             Quarterly Report on Form 10-Q for quarter ended
             June 30, 2000.
 *(10)(j)    Amendment No. 3, dated July 19, 2000, to Management
             Supplemental Benefit Plan, incorporated by
             reference from Exhibit (10)(f) of the Quarterly
             Report on Form 10-Q for the quarter ended June 30,
             2000.
 *(10)(k)    Pension Restoration Plan (effective as of January
             1, 1994), incorporated by reference herein from
             Exhibit (10)(e) of Annual Report on Form 10-K for
             the fiscal year ended December 31, 1996.
 *(10)(l)    Amendment No. 1, dated July 19, 2000, to Pension
             Restoration Plan, incorporated by reference herein
             from Exhibit (10)(a) of of Quarterly Report on Form
             10-Q for the quarter ended June 30, 2000.
 *(10)(m)    1996 Stock Option Plan, incorporated by reference
             herein from Exhibit 4 of Registration Statement No.
             333-19065 on Form S-8 dated December 30, 1996.
 *(10)(n)    Amendment No. 1, dated February 26, 1998, to 1996
             Stock Option Plan, incorporated by reference herein
             from Exhibit (10)(i) of Annual Report on Form 10-K
             for the fiscal year ended December 31, 1998.
 *(10)(o)    Amendment No. 2, dated June 22, 1998, to 1996 Stock
             Option Plan, incorporated by reference herein from
             Exhibit (10)(j) of Annual Report on Form 10-K for
             the fiscal year ended December 31, 1998.
 *(10)(p)    Amendment No. 3, dated July 7, 1998, to 1996 Stock
             Option Plan, incorporated by reference herein from
             Exhibit (10)(k) of Annual Report on Form 10-K for
             the fiscal year ended December 31, 1998.
 *(10)(q)    Amendment No. 4, dated April 22, 1999, to 1996
             Stock Option Plan, incorporated by reference herein
             from Exhibit (10)(a) of Quarterly Report on Form
             10-Q for the quarter ended June 30, 1999.

                                                                   Sequentially
                                                                     Numbered
 Exhibit No.                     Description                           Page
 -----------                     -----------                       ------------
 *(10)(r)    Amendment No. 5, dated February 29, 2000, to 1996
             Stock Option Plan, incorporated by reference from
             Exhibit (10)(o) of Annual Report on Form 10-K for
             the fiscal year ended December 31, 1998.
 (10)(s)     Amendment No. 6, dated July 19, 2000, to 1996 Stock
             Option Plan, incorporated by reference herein from
             Exhibit (10)(b) of of Quarterly Report on Form 10-Q
             for the quarter ended June 30, 2000.
 *(10)(t)    Change in Control Agreement (Executive Form) dated
             November 12, 1999.
 *(10)(u)    Change in Control Agreement (Management Form) dated
             November 12, 1999.
 *(10)(v)    1997 Directors' Stock Plan, incorporated by
             reference herein from Exhibit 4.1 of Registration
             Statement No. 333-41993 on Form S-8 dated December
             11, 1997.
 *(10)(w)    Amendment No. 1 to 1997 Directors' Stock Plan,
             dated February 26, 1998, incorporated by reference
             herein from Exhibit (10)(m) of Annual Report on
             Form 10-K for the fiscal year ended December 31,
             1998.
 *(10)(x)    Amendment No. 2 to 1997 Directors' Stock Plan,
             dated July 7, 1998, incorporated by reference
             herein from Exhibit (10)(n) of Annual Report on
             Form 10-K for the fiscal year ended December 31,
             1998.
 *(10)(y)    Amendment No. 3, dated July 19, 2000, to 1997
             Directors Stock Plan, incorporated by reference
             herein from Exhibit (10)(c) of of Quarterly Report
             on Form 10-Q for the quarter ended June 30, 2000.
 (10)(z)     Registration Rights Agreement, dated April 22,
             1997, incorporated by reference herein from Exhibit
             (10.1) of Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1997.
 *(10)(aa)   The First American Financial Corporation Deferred
             Compensation Plan dated March 10, 2000.
 *(10)(bb)   Amendment No. 1, dated July 19, 2000, to Deferred
             Compensation Plan, incorporated by reference herein
             from Exhibit (10)(d) of of Quarterly Report on Form
             10-Q for the quarter ended June 30, 2000.
 *(10)(cc)   The First American Financial Corporation Deferred
             Compensation Plan Trust Agreement dated March 10,
             2000.
 *(10)(dd)   Amendment No. 1, dated July 19, 2000, to Deferred
             Compensation Plan, incorporated by reference herein
             from Exhibit (10)(d) of of Quarterly Report on Form
             10-Q for the quarter ended June 30, 2000.
 (10)(ee)    Contribution and Joint Venture Agreement By and
             Among The First American Financial Corporation and
             Experian Information Solutions, Inc., et al., dated
             November 30, 1997, incorporated by reference herein
             from Exhibit (10)(a) of the Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998.
 (10)(ff)    Operating Agreement for First American Real Estate
             Solutions LLC, a California Limited Liability
             Company, By and Among First American Real Estate
             Information Services, Inc., and Experian
             Information Solutions, Inc., et al., dated November
             30, 1997, incorporated by reference herein from
             Exhibit (10)(b) of the Quarterly Report on Form 10-
             Q for the quarter ended March 31, 1998.

                                                                   Sequentially
                                                                     Numbered
 Exhibit No.                     Description                           Page
 -----------                     -----------                       ------------
 (10)(gg)    Data License Agreement, dated November 30, 1997,
             incorporated by reference herein from Exhibit
             (10)(d) of the Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1998.
 (10)(hh)    Reseller Services Agreement, dated as of November
             30, 1997, incorporated by reference herein from
             Exhibit (10)(g) of the Quarterly Report on Form 10-
             Q for the quarter ended March 31, 1998.
 (10)(ii)    Amendment to Reseller Services Agreement For
             Resales to Consumers, dated as of November 30,
             1997, incorporated by reference herein from Exhibit
             (10)(h) of the Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1998.
 (10)(jj)    Trademark License Agreement, dated as of November
             30, 1997, incorporated by reference herein from
             Exhibit (10)(i) of the Quarterly Report on Form 10-
             Q for the quarter ended March 31, 1998.
 (10)(kk)    Amended and Restated Credit Agreement, dated as of
             July 29, 1997, incorporated by reference herein
             from Exhibit (4.4) of Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1997.
 (10)(ll)    Amendment No. 1, dated as of November 10, 1997, to
             Amended and Restated Credit Agreement dated as of
             July 29, 1997, incorporated by reference herein
             from Exhibit (4.1) of Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1997.
 (10)(mm)    Amendment No. 2, dated as of May 15, 2000, to
             Amended and Restated Credit Agreement, dated as of
             July 29, 1997, incorporated by reference herein
             from Exhibit (10)(j) of Quarterly Report on Form
             10-Q for the quarter ended June 30, 2000.
 (10)(nn)    Credit Agreement, dated as of July 2, 1999,
             incorporated by reference herein from
             Exhibit (10)(b) of Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1999.
 (10)(oo)    Amendment No. 1, dated as of May 15, 2000, to
             Credit Agreement dated as of July 2, 1999,
             incorporated by reference herein from Exhibit
             (10)(i) of Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2000.
 (10)(pp)    Master Lease Agreement, dated as of December 27,
             1999, between FATICO 1999 TRUST, as Lessor, and
             First American Title Insurance Company, as Lessee,
             incorporated by reference herein from Exhibit
             (10)(g) of Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2000.
 (10)(qq)    Agreement of Amendment No. 1, dated as of May 5,
             2000, to Master Lease Agreement and Equipment
             Schedule No. 1, incorporated by reference herein
             from Exhibit (10)(h) of Quarterly Report on Form
             10-Q for the quarter ended June 30, 1999.
 (21)        Subsidiaries of the registrant.
 (23)        Consent of Independent Accountants.
 (27)        Financial Data Schedule.