Form 10-Q
period 2001-03-31
FIRST AMERICAN FINANCIAL CORP
filed 2001-05-17
CIK 36047

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                               ---------------------------------------------

                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -------------------

Commission file number   0-3658
                       -----------------------------------------------------

                        THE FIRST AMERICAN CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

         Incorporated in California                          95-1068610
         --------------------------                      ------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                            Identification No.)


       1 First American Way, Santa Ana, California             92707-5913
    ----------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                (714) 800-3000
    ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

    ----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

Yes          No
    -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -  65,159,669 shares as of May 10, 2001

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


                                                THE FIRST AMERICAN CORPORATION
                                               ---------------------------------
                                                         (Registrant)



                                               /s/ Thomas A. Klemens
                                               ---------------------------------
                                               Thomas A. Klemens
                                               Executive Vice President
                                               Chief Financial Officer

                                               /s/ Max O. Valdes
                                               ---------------------------------
                                               Max O. Valdes
                                               Vice President
                                               Chief Accounting Officer



Date:  May 17, 2001

Part I:  Financial Information
         ---------------------
Item 1:  Financial Statements
         --------------------


                        THE FIRST AMERICAN CORPORATION
                          AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                                 March 31, 2001      December 31, 2000
                                                                ----------------     ------------------
                                                                   (unaudited)
Assets
 Cash and cash equivalents                                        $  265,847,000         $  300,905,000
                                                                  --------------         --------------
 Accounts and accrued income receivable, net                         237,689,000            204,177,000
                                                                  --------------         --------------
 Income tax receivable                                                                       19,472,000
                                                                                         --------------
 Investments:
   Deposits with savings and loan associations and banks              37,097,000             31,900,000
   Debt securities                                                   202,078,000            209,407,000
   Equity securities                                                  54,525,000             58,720,000
   Other long-term investments                                       100,191,000             92,703,000
                                                                  --------------         --------------
                                                                     393,891,000            392,730,000
                                                                  --------------         --------------
 Loans receivable                                                     98,709,000             94,452,000
                                                                  --------------         --------------
 Property and equipment, at cost                                     687,239,000            662,198,000

 Less- accumulated depreciation                                     (243,981,000)          (227,110,000)
                                                                  --------------         --------------
                                                                     443,258,000            435,088,000
                                                                  --------------         --------------

 Title plants and other indexes                                      294,718,000            290,072,000
                                                                  --------------         --------------
 Assets acquired in connection with claim settlements
 (net of valuation reserves of $1,115,000 and $1,000,000)             28,527,000             27,846,000
                                                                  --------------         --------------
 Deferred income taxes                                                12,695,000             11,519,000
                                                                  --------------         --------------
 Goodwill and other intangibles, net                                 349,074,000            346,156,000
                                                                  --------------         --------------
 Other assets                                                         96,001,000             77,320,000
                                                                  --------------         --------------
                                                                  $2,220,409,000         $2,199,737,000
                                                                  ==============         ==============


Liabilities and Stockholders' Equity
 Demand deposits                                                  $   86,172,000         $   81,289,000
                                                                  --------------         --------------
 Accounts payable and accrued liabilities                            245,423,000            267,567,000
                                                                  --------------         --------------
 Deferred revenue                                                    260,294,000            261,673,000
                                                                  --------------         --------------
 Reserve for known and incurred but not reported claims              284,097,000            284,607,000
                                                                  --------------         --------------
 Income taxes payable                                                  9,113,000
                                                                  --------------         --------------
 Notes and contracts payable                                         212,892,000            219,838,000
                                                                  --------------         --------------
 Minority interests in consolidated subsidiaries                     119,931,000            114,526,000
                                                                  --------------         --------------
 Mandatorily redeemable preferred securities of
   the Company's subsidiary trust whose sole assets
   are the Company's $100,000,000 8.5% deferrable
   interest subordinated notes due 2012                              100,000,000            100,000,000
                                                                  --------------         --------------
 Stockholders' equity:
   Preferred stock, $1 par value
    Authorized - 500,000 shares; outstanding - none
   Common stock, $1 par value
    Authorized - 180,000,000 shares
    Outstanding - 64,873,000 and 63,887,000 shares                    64,873,000             63,887,000
   Additional paid-in capital                                        190,926,000            172,468,000
   Retained earnings                                                 643,797,000            628,913,000
   Accumulated other comprehensive income                              2,891,000              4,969,000
                                                                  --------------         --------------
                                                                     902,487,000            870,237,000
                                                                  --------------         --------------
                                                                  $2,220,409,000         $2,199,737,000
                                                                  ==============         ==============


           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                        ------------------------------

     Condensed Consolidated Statements of Income and Comprehensive Income
     --------------------------------------------------------------------
                                  (Unaudited)

                                                     For the Three Months Ended
                                                               March 31
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Revenues
  Operating revenues                                 $750,184,000  $635,865,000
  Investment and other income                          16,557,000    10,309,000
                                                     ------------  ------------
                                                      766,741,000   646,174,000
                                                     ------------  ------------
Expenses
  Salaries and other personnel costs                  274,819,000   250,204,000
  Premiums retained by agents                         189,407,000   167,122,000
  Other operating expenses                            191,088,000   166,360,000
  Provision for title losses and other claims          36,490,000    30,123,000
  Depreciation and amortization                        24,433,000    17,416,000
  Premium taxes                                         5,008,000     5,288,000
  Interest                                              6,298,000     5,776,000
                                                     ------------  ------------
                                                      727,543,000   642,289,000
                                                     ------------  ------------
Income before income taxes and minority interests      39,198,000     3,885,000
Income taxes                                           13,500,000       800,000
                                                     ------------  ------------
Income before minority interests                       25,698,000     3,085,000
Minority interests                                      6,922,000     2,083,000
                                                     ------------  ------------
Net income                                             18,776,000     1,002,000
                                                     ------------  ------------
Other comprehensive income (loss) net of tax
  Unrealized gain (loss) on securities                 (1,878,000)      863,000
  Minimum pension liability adjustment                   (200,000)     (100,000)
                                                     ------------  ------------
                                                       (2,078,000)      763,000
                                                     ------------  ------------
Comprehensive income                                 $ 16,698,000  $  1,765,000
                                                     ============  ============

Net income per share:
  Basic                                              $       0.29  $       0.02
                                                     ============  ============
  Diluted                                            $       0.27  $       0.02
                                                     ============  ============

Cash dividends per share                             $        .06  $        .06
                                                     ============  ============

Weighted average number of shares:
  Basic                                                64,165,000    64,138,000
                                                     ============  ============
  Diluted                                              68,797,000    65,322,000
                                                     ============  ============



           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                   March 31
                                                                                      ----------------------------------
                                                                                          2001                  2000
                                                                                      ------------          ------------
Cash flows from operating activities:
  Net income                                                                          $ 18,776,000          $  1,002,000
  Adjustments to reconcile net income to cash
   provided by (used for) operating activities-
    Provision for title losses and other claims                                         36,490,000            30,123,000
    Depreciation and amortization                                                       24,433,000            17,416,000
    Minority interests in net income                                                     6,922,000             2,083,000
    Other, net                                                                            (608,000)            2,980,000
  Changes in assets and liabilities excluding effects of
   company acquisitions and noncash transactions-
    Claims paid, including assets acquired, net of recoveries                          (37,681,000)          (35,757,000)
    Net change in income tax accounts                                                   28,205,000             1,794,000
    Increase in accounts and accrued income receivable                                 (38,706,000)           (3,245,000)
    Decrease in accounts payable and accrued liabilities                               (17,595,000)          (31,368,000)
    Decrease in deferred revenue                                                          (874,000)           (2,003,000)
    Other, net                                                                         (14,464,000)            9,918,000
                                                                                      ------------          ------------
  Cash provided by (used for) operating activities                                       4,898,000            (7,057,000)
                                                                                      ------------          ------------
Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                                   2,282,000            (4,338,000)
  Net (increase) decrease in deposits with banks                                        (5,197,000)                8,000
  Net (increase) decrease in loans receivable                                           (4,257,000)              239,000
  Purchases of debt and equity securities                                               (6,677,000)          (13,584,000)
  Proceeds from sales of debt and equity securities                                      5,848,000            15,752,000
  Proceeds from maturities of debt securities                                            9,083,000             4,605,000
  Net increase in other investments                                                     (1,569,000)           (4,133,000)
  Capital expenditures                                                                 (36,593,000)          (32,132,000)
  Proceeds from sale of property and equipment                                             392,000               949,000
                                                                                      ------------          ------------
  Cash used for investing activities                                                   (36,688,000)          (32,634,000)
                                                                                      ------------          ------------
Cash flows from financing activities:
  Net change in demand deposits                                                          4,883,000            (3,923,000)
  Proceeds from issuance of debt                                                                                 404,000
  Repayment of debt                                                                     (9,426,000)           (4,950,000)
  Proceeds from exercise of stock options                                                6,168,000                79,000
  Repurchase of company shares                                                                               (20,755,000)
  Distributions to minority shareholders                                                (1,001,000)           (2,049,000)
  Cash dividends                                                                        (3,892,000)           (3,801,000)
                                                                                      ------------          ------------
  Cash used for financing activities                                                    (3,268,000)          (34,995,000)
                                                                                      ------------          ------------
Net decrease in cash and cash equivalents                                              (35,058,000)          (74,686,000)
Cash and cash equivalents      - Beginning of year                                     300,905,000           350,010,000
                                                                                      ------------          ------------
                               - End of first quarter                                 $265,847,000          $275,324,000
                                                                                      ============          ============
Supplemental information:
  Cash paid during the first quarter for:
    Interest                                                                          $  5,777,000          $  1,264,000
    Premium taxes                                                                     $  4,368,000          $  5,630,000
    Income taxes                                                                      $    656,000          $  4,504,000
  Noncash investing and financing activities:
    Shares issued for benefit plans                                                   $  8,020,000          $    226,000
    Liabilities incurred in connection with company acquisitions                      $ 12,000,000          $ 14,927,000
    Purchase of minority interest                                                     $    516,000
    Company acquisitions in exchange for common stock                                 $  4,768,000

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)



Note 1 - Basis of Condensed Consolidated Financial Statements
-------------------------------------------------------------

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2 - Earnings Per Share
---------------------------

The Company's potential dilutive common shares are stock options, which are reflected in diluted earnings per share by application of the treasury-stock method, and convertible notes payable, which are reflected in diluted earnings per share by the if-converted method. Certain of the stock options and all of the convertible debt are antidilutive and have been excluded when calculating diluted earnings per share. The dilutive effect of the stock options was 4,632,000 and 1,184,000 for the three months ended March 31, 2001 and 2000, respectively.


Note 3 - Business Combinations
------------------------------

In February 2001, the Company announced the sale of its subsidiary, Contour Software, Inc., to Ellie Mae(SM), Inc., in exchange for cash, notes and an interest in Ellie Mae. As a result of the transaction, the Company recognized a deferred gain of $14.2 million. Contour had been included in the Company's real estate information segment.

During the three months ended March 31, 2001, the Company acquired three companies. The purchase method of accounting was used for each of the acquisitions. These acquisitions were individually not material and have been included in the Company's title insurance segment. The aggregate purchase price was $4.8 million in stock, $1.5 million in cash and $.2 million in forgiven notes receivable.

In January 2001, the Company entered into a definitive agreement to acquire Credit Management Solutions, Inc. (CMSI), a provider of credit automation software and services that will be included in the Company's consumer information segment. This stock-for-stock transaction is expected to close during the second quarter 2001.


Note 4 - Segment Information
----------------------------

The Company's operations include three reportable segments. Selected financial information about the Company's operations by segment is as follows:

Operating revenues:

                                               Three Months Ended
                                                     March 31
                                       -----------------------------------
                                                      ($000)
                                         2001       %       2000       %
                                       --------  ------   --------  ------

Title Insurance                        $523,525      70   $446,546      70
Real Estate Information                 162,233      22    128,757      20
Consumer Information                     64,426       8     60,562      10
                                       --------  ------   --------  ------
  Total                                $750,184     100   $635,865     100
                                       ========  ======   ========  ======

Income before income taxes and minority interests:

                                                Three Months Ended
                                                     March 31
                                       -----------------------------------
                                                      ($000)
                                         2001       %       2000       %
                                       --------  ------   --------  ------
Title Insurance                        $ 19,677      38   $  6,252      34
Real Estate Information                  27,514      54      2,864      15
Consumer Information                      3,977       8      9,594      51
                                       --------  ------   --------  ------
  Total before corporate expenses        51,168     100     18,710     100
                                       ========  ======   ========  ======


Corporate expenses                      (11,970)           (14,825)
                                       --------           --------
  Total                                $ 39,198           $  3,885
                                       ========           ========



Note 5 - Subsequent Event
-------------------------

On April 24, 2001, the Company sold $175 million of its 4.5% senior convertible debentures due 2008. The Company also sold an additional $35 million of these debentures in connection with the exercise of an over-allotment option. This transaction was a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the senior convertible debentures and the common shares issuable upon the conversion within 90 days after the original issuance of the debentures. The debentures are convertible into common shares of the Company at $28 per share and can be converted, by the holders, at any time after the shelf registration statement is declared effective. The Company may redeem some or all of the senior convertible debentures at any time on or after April 15, 2004. The net proceeds of the offering will be used to finance acquisitions of businesses, repay outstanding indebtedness, buy out minority interests in existing subsidiaries and for general corporate purposes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Certain statements made in this 10-Q, including those relating to the effects of eliminating high-cost contractors that are servicing claims in the Company's home warranty business and anticipated cash requirements, are forward looking. Risks and uncertainties exist which may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: interest rate fluctuations; changes in the performance of the real estate markets; general volatility in the capital markets; changes in applicable government regulations; consolidation among the Company's significant customers and competitors; legal proceedings commenced by the California attorney general and related litigation; the Company's continued ability to identify businesses to be acquired; changes in the Company's ability to integrate businesses which it acquires; and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.


RESULTS OF OPERATIONS

Three months ended March 31:


OVERVIEW

High mortgage interest rates and seasonal factors in the fourth quarter of 1999 resulted in a low inventory of open orders going into the first quarter of 2000. This, coupled with the relatively weak real estate economy present during the first half of 2000, resulted in a significant decrease in revenues and profits for the first half of 2000 when compared with the same period of the prior year. During the second half of 2000, real estate activity began to increase as a result of declining mortgage interest rates. New order counts in the latter part of the third quarter began to show favorable comparisons with the same period of 1999. This trend continued through the fourth quarter of 2000 and resulted in a significant increase in revenues and profits for the second half of 2000 when compared with the same period of the prior year, and in a high inventory of open orders going into the first quarter of 2001. During the first quarter of 2001, the continuation of lower mortgage interest rates resulted in a significant increase in refinance transactions, which, coupled with the relatively steady level of resale transactions, culminated in record-setting new title order volume for the quarter. These factors, together with the positive results of the Company's cost-containment programs, resulted in net income and diluted EPS for the first quarter of 2001 of $18.8 million and $0.27 per diluted share, respectively, which included a charge of $3.6 million, or $0.03 per diluted share, related to the exit of the lender-placed insurance business. Excluding this item, operational net income and diluted EPS for the first quarter of 2001 were $20.5 million and $0.30, respectively, compared with net income and diluted EPS for the first quarter of 2000 of $1.0 million and $0.02, respectively.

OPERATING REVENUES

A summary by segment of the Company's operating revenues is as follows:

(in thousands, except percent)
                                         2001       %       2000       %
                                       --------  ------   --------  ------
Title Insurance:
 Direct operations                     $289,271      39   $235,946      37
 Agency operations                      234,254      31    210,600      33
                                       --------  ------   --------  ------
                                        523,525      70    446,546      70
Real Estate Information                 162,233      22    128,757      20
Consumer Information                     64,426       8     60,562      10
                                       --------  ------   --------  ------
 Total                                 $750,184     100   $635,865     100
                                       ========  ======   ========  ======


Title Insurance. Operating revenues from direct title operations increased 22.6% when compared with the same period of the prior year. This increase was primarily attributable to an increase in the number of title orders closed by the Company's direct operations, and to a lesser extent, an increase in the average revenues per order closed. The Company's direct operations closed 270,100 title orders during the current quarter, an increase of 17.3% when compared with 230,300 title orders closed during the same period of the prior year. This increase was primarily due to the factors mentioned above. The average revenues per order closed were $1,071 for the current three-month period, as compared with $1,025 for the same period of the prior year. This increase was primarily due to appreciating residential real estate values, offset in part by a shift in closings from resale to refinance. Operating revenues from agency operations increased 11.2% when compared with the same period of the prior year. This increase was primarily due to the same conditions that affected direct operations, offset in part the time lag in the reporting of agency remittances.

Real Estate Information. Real estate information operating revenues increased 26.0% when compared with the same period of the prior year. This increase was primarily attributable to the same economic factors affecting title insurance mentioned above, and $8.2 million of operating revenues contributed by new acquisitions.

Consumer Information. Consumer information operating revenues increased 6.4% when compared with the same period of the prior year. This increase was primarily attributable to operating revenues of $1.0 million contributed by new acquisitions and an increased awareness and acceptance of this business segment's products, offset in part by a $4.4 million reduction in operating revenues at the Company's property and casualty division as a result of exiting the lender-placed insurance business.


INVESTMENT AND OTHER INCOME

Investment and other income totaled $16.6 million and $10.3 million for the first quarter 2001 and 2000, respectively. This increase was primarily due to an increase of $2.2 million in interest and dividend income and increased earnings of $4.6 million from the Company's affiliated companies, which are accounted for under the equity method of accounting.


TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $188.2 million, an increase of 8.7% when compared with the same period of the prior year. Excluding new acquisitions, the increase was $10.3 million, or 5.9%. This increase was primarily due to an increase in staff costs in the production area caused by the significant increase in new orders. The Company's direct operations opened a record-setting 434,700 orders during the first quarter of 2001, an increase of 39.7% when compared with the 311,200 orders opened during the same period of the prior year.

Agents retained $189.4 million, or 80.9%, and $167.1 million, or 79.4%, of the title premiums generated by agency operations for the first quarter 2001 and 2000, respectively. The percentage of title premiums retained by agents varies from region to region. Accordingly, the geographical mix of revenues from agency operations accounts for the variation in the percentage amount of title premiums retained by agents.

Other operating expenses were $100.2 million for the current quarter, an increase of 23.3% when compared with the same period of the prior year. Excluding new acquisitions, the increase was $16.4 million, or 20.2%. This increase was primarily attributable to the incremental costs associated with processing the significant increase in new orders during the current quarter.

The provision for title losses as a percentage of title insurance operating revenues was 3.7% for the current period and 3.3% for the same period of the prior year. The increase in loss percentage reflects the slight increase in claims experience due to the continued strength in resale closings, which are generally more claims intensive.

Premium taxes for title insurance were $4.6 million for the current quarter and $4.7 million for the same quarter of the prior year. Expressed as a percentage of title insurance operating revenues, premium taxes were approximately 0.9% for the current quarter and 1.1% for the same quarter of the prior year. Premium tax rates vary from state to state. Accordingly, the geographical mix of title insurance premiums accounts for the fluctuation in rate.

Real Estate Information. Real estate information personnel and other operating expenses were $126.2 million, an increase of $11.1 million, or 9.6% when compared with the same period of the prior year. Excluding acquisitions, the increase was $6.5 million, or 5.6%. This increase was primarily due to the significant increase in business volume.

Consumer Information. Consumer information personnel and other operating expenses were $45.9 million, an increase of $6.6 million, or 16.9% when compared with the same period of the prior year. Excluding acquisitions, the increase was $5.6 million, or 14.3%. This increase was primarily attributable to a $3.6 million charge related to the exit of the Company's lender-placed insurance business, an increase of $0.7 million associated with the opening of a new service center in the state of Texas required to support the expansion of the Company' home warranty business.

The provision for consumer information losses principally reflects home warranty claims. The provision for home warranty losses, expressed as a percentage of home warranty operating revenues, was 56.2% for the current quarter and 47.4% for the same period of the prior year. This increase was primarily attributable to an increase in the average number of claims per contract, which was primarily due to the expansion of this business into new geographical markets. The Company's management has embarked on a program of eliminating high-cost contractors that are servicing claims. These efforts are expected to result in lower claim costs per contract in future periods.


INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

A summary by segment of the Company's income before income taxes and minority interests is as follows:

                                                Three Months Ended
                                                     March 31
                                      ---------------------------------------
(in thousands, except percent)
                                        2000        %        1999         %
                                      --------   ------    --------    ------
Title Insurance                       $ 19,677       38    $  6,252        34
Real Estate Information                 27,514       54       2,864        15
Consumer Information                     3,977        8       9,594        51
                                      --------   ------    --------    ------
 Total before corporate                 51,168      100      18,710       100
                                                 ======                ======
Corporate                              (11,970)             (14,825)
                                      --------             --------
 Total                                $ 39,198             $  3,885
                                      ========             ========


In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions, because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity, but increase or decrease based on the volume of residential real estate loan transactions. Consumer information profits are unaffected by real estate or mortgage interest rate activity and increase as the level of business volume increases.


INCOME TAXES

The Company's effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 41.8% for the current quarter and 44.4% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax income. A large portion of the minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.


MINORITY INTERESTS

Minority interest expense was $6.9 million and $2.1 million for the first quarter 2001 and 2000, respectively. This increase was primarily attributable to the increase in the operating results of the Company's joint venture with Experian.


NET INCOME

Net income for the current quarter was $18.8 million, or $0.27 per diluted share, compared with net income of $1.0 million, or $0.02 per diluted share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $35.1 million and $74.7 million for the three months ended March 31, 2001, and 2000, respectively. The decrease for the current year period was primarily due to capital expenditures and the repayment of debt. The decrease for the prior year period was primarily due to capital expenditures and repurchases of company shares.

Notes and contracts payable as a percentage of total capitalization decreased to 15.9% at March 31, 2001, from 16.9% at December 31, 2000. The decrease was primarily due to an increase in total equity due primarily to net income and shares issued in connection with company acquisitions and employee benefit plans during the current period.

In April 2001, the Company completed the sale of $210 million aggregate principal amount of its 4.5% senior convertible debentures due 2008. The debentures will be convertible into common stock of the Company at a conversion price of $28 per share. The proceeds from the sale are expected to be used for company acquisitions, the repayment of outstanding indebtedness, to buy out minority interests in existing subsidiaries and for general corporate purposes. See footnote 5 to the condensed consolidated financial statements for additional information.

Management believes that all of its operational cash requirements for the immediate future will be met from internally generated funds and from the proceeds from the sale of the senior convertible debentures.


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

There have been no material changes in the Company's risk since filing its Form 10K for the year ended December 31, 2000.

Part II:  Other Information
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (b)  Reports on Form 8-K

               During the quarterly period covered by this report, the Company filed a report on Form 8-K dated January 31, 2001 (disclosing Agreement and Plan of Merger dated as of January 30, 2001, among The First American Corporation, Rusti Corp. and Credit Management Solutions, Inc.) and a report on Form 8-K dated February 20, 2001 (reporting on fourth quarter and full year 2000 earnings). Subsequent to such quarterly period, the Company filed reports on Form 8-K dated April 11, 2001 (announcing the Company's earnings expectation for the first quarter 2001); April 16, 2001 (reporting on the Company's plan to offer senior convertible debentures); May 7, 2001 (reporting on the Company's having reached agreements to sell its senior convertible debentures), May 8, 2001 (reporting on first quarter 2001 earnings), May 10, 2001 (reporting on an increase in the Company's quarterly cash dividends) and May 17, 2000 (reporting on deferral of the gain on the sale of its Contour Software subsidiary).