Form 10-Q
period 2001-06-30
FIRST AMERICAN FINANCIAL CORP
filed 2001-08-14
CIK 36047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001
                                 -------------

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to___________________

Commission file number     0-3658
                      ________________________________________________

                            THE FIRST AMERICAN CORPORATION
                         ___________________________________
             (Exact name of registrant as specified in its charter)

    Incorporated in California                          95-1068610
  ________________________________        _____________________________________
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

      1 First American Way, Santa Ana, California           92707-5913
   _____________________________________________________________________
     (Address of principal executive offices)               (Zip Code)

                            (714)800-3000
   _____________________________________________________________________
              (Registrant's telephone number, including area code)

   _____________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
   _______    ________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
   _______    ________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 par value  -   68,141,443 shares as of August 8, 2001

                         INFORMATION INCLUDED IN REPORT
                         ------------------------------


Part I:  Financial Information
Item 1.  Financial Statements (Unaudited)
     A.  Condensed Consolidated Balance Sheets
     B.  Condensed Consolidated Statements of Income and Comprehensive Income
     C.  Condensed Consolidated Statements of Cash Flows
     D.  Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Part II: Other Information
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports of Form 8-K
         Items 1-3 and 5 have been omitted because they are not applicable with respect to the current reporting period.


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



                                         THE FIRST AMERICAN CORPORATION
                                        ---------------------------------
                                                  (Registrant)



                                        /s/ Thomas A. Klemens
                                        ---------------------
                                        Thomas A. Klemens
                                        Executive Vice President
                                        Chief Financial Officer

                                        /s/ Max O. Valdes
                                        -----------------
                                        Max O. Valdes
                                        Vice President
                                        Chief Accounting Officer


Date:  August 10, 2001

Part I:  Financial Information
Item 1:  Financial Statements

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

                     Condensed Consolidated Balance Sheets

                                                              June 30, 2001
                                                               (unaudited)         December 31, 2000
                                                              --------------       -----------------
Assets
Cash and cash equivalents                                     $  508,558,000          $  300,905,000
                                                              --------------       -----------------
Accounts and accrued income receivable, net                      273,310,000             204,177,000
                                                              --------------       -----------------
Income tax receivable                                                                     19,472,000
                                                                                   -----------------
Investments:
 Deposits with savings and loan associations and banks            35,348,000              31,900,000
 Debt securities                                                 239,773,000             209,407,000
 Equity securities                                                58,918,000              58,720,000
 Other long-term investments                                     101,190,000              92,703,000
                                                              --------------       -----------------
                                                                 435,229,000             392,730,000
                                                              --------------       -----------------
Loans receivable                                                  99,348,000              94,452,000
                                                              --------------       -----------------
Property and equipment, at cost                                  725,664,000             662,198,000
Less- accumulated depreciation                                  (267,488,000)           (227,110,000)
                                                              --------------       -----------------
                                                                 458,176,000             435,088,000
                                                              --------------       -----------------
Title plants and other indexes                                   299,932,000             290,072,000
                                                              --------------       -----------------
Assets acquired in connection with claim settlements
 (net of valuation reserves of $1,097,000 and $1,000,000)         29,436,000              27,846,000
                                                              --------------       -----------------
Deferred income taxes                                             11,604,000              11,519,000
                                                              --------------       -----------------
Goodwill and other intangibles, net                              407,133,000             346,156,000
                                                              --------------       -----------------
Other assets                                                     104,597,000              77,320,000
                                                              --------------       -----------------
                                                              $2,627,323,000          $2,199,737,000
                                                              ==============       =================


Liabilities and Stockholders' Equity
Demand deposits                                               $   87,287,000          $   81,289,000
                                                              --------------       -----------------
Accounts payable and accrued liabilities                         294,998,000             267,567,000
                                                              --------------       -----------------
Deferred revenue                                                 271,383,000             261,673,000
                                                              --------------       -----------------
Reserve for known and incurred but not reported claims           287,914,000             284,607,000
                                                              --------------       -----------------
Income taxes payable                                              26,232,000
                                                              --------------
Notes and contracts payable (Note 5)                             418,839,000             219,838,000
                                                              --------------       -----------------
Minority interests in consolidated subsidiaries                  123,488,000             114,526,000
                                                              --------------       -----------------
Mandatorily redeemable preferred securities of
 the Company's subsidiary trust whose sole assets
 are the Company's $100,000,000 8.5% deferrable
 interest subordinated notes due 2012                            100,000,000             100,000,000
                                                              --------------       -----------------
Stockholders' equity:
 Preferred stock, $1 par value
  Authorized - 500,000 shares; outstanding - none
 Common stock, $1 par value
  Authorized - 180,000,000 shares
  Outstanding - 67,552,000 and 63,887,000 shares                  67,552,000              63,887,000
 Additional paid-in capital                                      252,110,000             172,468,000
 Retained earnings                                               693,585,000             628,913,000
 Accumulated other comprehensive income                            3,935,000               4,969,000
                                                              --------------       -----------------
                                                               1,017,182,000             870,237,000
                                                              --------------       -----------------
                                                              $2,627,323,000          $2,199,737,000
                                                              ==============       =================

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

     Condensed Consolidated Statements of Income and Comprehensive Income
                                  (Unaudited)

                                                      For the Three Months Ended              For the Six Months Ended
                                                               June 30                                June 30
                                                    -----------------------------       -----------------------------------
                                                        2001             2000                 2001                 2000
                                                    ------------     ------------       --------------       --------------
Revenues
  Operating revenues                                $908,009,000     $760,216,000       $1,658,193,000       $1,396,081,000
  Investment and other income                         20,033,000       15,709,000           36,590,000           26,018,000
                                                    ------------     ------------       --------------       --------------
                                                     928,042,000      775,925,000        1,694,783,000        1,422,099,000
                                                    ------------     ------------       --------------       --------------
Expenses
  Salaries and other personnel costs                 311,396,000      263,059,000          586,215,000          513,263,000
  Premiums retained by agents                        216,415,000      225,473,000          405,822,000          392,595,000
  Other operating expenses                           214,431,000      168,789,000          405,519,000          335,149,000
  Provision for title losses and other claims         40,525,000       37,440,000           77,015,000           67,563,000
  Depreciation and amortization                       25,672,000       20,906,000           50,105,000           38,322,000
  Premium taxes                                        5,704,000        5,634,000           10,712,000           10,922,000
  Interest                                             7,567,000        6,278,000           13,865,000           12,054,000
                                                    ------------     ------------       --------------       --------------
                                                     821,710,000      727,579,000        1,549,253,000        1,369,868,000
                                                    ------------     ------------       --------------       --------------
Income before income taxes and
  minority interests                                 106,332,000       48,346,000          145,530,000           52,231,000
Income taxes                                          39,200,000       19,400,000           52,700,000           20,200,000
                                                    ------------     ------------       --------------       --------------

Income before minority interests                      67,132,000       28,946,000           92,830,000           32,031,000
Minority interests                                    12,615,000        3,914,000           19,537,000            5,997,000
                                                    ------------     ------------       --------------       --------------
Net income                                            54,517,000       25,032,000           73,293,000           26,034,000
                                                    ------------     ------------       --------------       --------------
Other comprehensive income, net of tax
  Unrealized gain (loss) on securities                   959,000         (765,000)            (919,000)              98,000
  Minimum pension liability adjustment                    85,000          (75,000)            (115,000)            (175,000)
                                                    ------------     ------------       --------------       --------------
                                                       1,044,000         (840,000)          (1,034,000)             (77,000)
                                                    ------------     ------------       --------------       --------------
Comprehensive income                                $ 55,561,000     $ 24,192,000       $   72,259,000       $   25,957,000
                                                    ============     ============       ==============       ==============

Net income per share (Note 2):
    Basic                                                   $.83             $.39                $1.13                $0.41
                                                    ============     ============       ==============       ==============
    Diluted                                                 $.75             $.38                $1.00                $0.40
                                                    ============     ============       ==============       ==============

Cash dividends per share                                    $.07             $.06                $ .13                $ .12
                                                    ============     ============       ==============       ==============

Weighted average number of shares (Note 2):
    Basic                                             65,621,000       63,403,000           64,893,000           63,771,000
                                                    ============     ============       ==============       ==============
    Diluted                                           74,960,000       65,682,000           75,167,000           65,508,000
                                                    ============     ============       ==============       ==============

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               For the Six Months Ended
                                                                                       June 30
                                                                            ------------------------------
                                                                                 2001            2000
                                                                            -------------    -------------
Cash flows from operating activities:
  Net income                                                                $ 73,293,000     $ 26,034,000
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Provision for title losses and other claims                             77,015,000       67,563,000
      Depreciation and amortization                                           50,105,000       38,322,000
      Minority interests in net income                                        19,537,000        5,997,000
      Other, net                                                              (8,781,000)      (1,355,000)
  Changes in assets and liabilities excluding effects of
    company acquisitions and noncash transactions-
      Claims paid, including assets acquired, net of recoveries              (75,668,000)     (64,706,000)
      Net change in income tax accounts                                       45,137,000       25,594,000
      Increase in accounts and accrued income receivable                     (66,204,000)     (19,359,000)
      Increase (decrease) in accounts payable and accrued liabilities         18,809,000      (25,249,000)
      Increase (decrease) in deferred revenue                                  7,577,000       (4,970,000)
      Other, net                                                             (25,310,000)        (323,000)
                                                                            ------------     ------------
  Cash provided by operating activities                                      115,510,000       47,548,000
                                                                            ------------     ------------

Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                        (3,823,000)      (8,958,000)
  Net increase in deposits with banks                                         (3,324,000)      (3,031,000)
  Net increase in loans receivable                                            (4,896,000)      (3,078,000)
  Purchases of debt and equity securities                                    (64,294,000)     (30,836,000)
  Proceeds from sales of debt and equity securities                           10,958,000       32,998,000
  Proceeds from maturities of debt securities                                 21,084,000        9,985,000
  Net decrease (increase) in other investments                                 4,992,000       (2,547,000)
  Capital expenditures                                                       (57,814,000)     (79,645,000)
  Proceeds from sale of property and equipment                                 1,181,000        1,290,000
                                                                            ------------     ------------
  Cash used for investing activities                                         (95,936,000)     (83,822,000)
                                                                            ------------     ------------

Cash flows from financing activities:
  Net change in demand deposits                                                5,998,000          846,000
  Proceeds from issuance of debt                                             210,000,000          421,000
  Repayment of debt                                                          (16,793,000)     (11,411,000)
  Proceeds from exercise of stock options                                      6,923,000        1,000,000
  Repurchase of company shares                                                                (20,758,000)
  Distributions to minority shareholders                                      (9,429,000)      (3,386,000)
  Cash dividends                                                              (8,620,000)      (7,610,000)
                                                                            ------------     ------------
  Cash provided by (used for) financing activities                           188,079,000      (40,898,000)
                                                                            ------------     ------------
Net increase (decrease) in cash and cash equivalents                         207,653,000      (77,172,000)
Cash and cash equivalents    - Beginning of year                             300,905,000      350,010,000
                             - End of first half                            ------------     ------------
                                                                            $508,558,000     $272,838,000
                                                                            ============     ============
Supplemental information:
  Cash paid during the first half for:
   Interest                                                                 $ 12,104,000     $ 11,780,000
   Premium taxes                                                            $ 10,220,000     $ 12,021,000
   Income taxes                                                             $ 21,379,000     $  5,370,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                      $    225,000     $    226,000
    Shares issued for employee savings plan                                 $  8,283,000
    Liabilities incurred in connection with company acquisitions            $ 16,812,000     $ 34,670,000
    Purchase of minority interest                                           $  1,146,000     $ 12,804,000
    Company acquisitions in exchange for common stock                       $ 67,875,000


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

Note 2 - Earnings Per Share
---------------------------

                                                            For the Three Months Ended       For the Six Months Ended
                                                                     June 30                         June 30
                                                            ----------------------------------------------------------
                                                                2001            2000           2001           2000
                                                            ==========================================================
Numerator:
Net Income-numerator  for basic net income per share        $54,517,000      $25,032,000    $73,293,000    $26,034,000
Effect of dilutive securities
     Convertible debt - interest expense (net of tax)         1,362,000                -      1,697,000              -
                                                            ----------------------------------------------------------
Net Income-numerator for dilutive net income per share      $55,879,000      $25,032,000    $74,990,000    $26,034,000
                                                            ==========================================================
Denominator
  Weighted average shares-denominator
       For basic net income per share                        65,621,000       63,403,000     64,893,000     63,771,000

Effect of dilutive securities:
   Employee stock options                                     2,914,000        2,279,000      3,846,000      1,737,000
   Convertible debt                                           6,425,000                -      6,428,000              -
                                                            ----------------------------------------------------------
Denominator for diluted net income per share                 74,960,000       65,682,000     75,167,000     65,508,000
                                                            ==========================================================

Basic net income per share                                  $      0.83      $      0.39    $      1.13    $      0.41
                                                            ==========================================================
Diluted net income per share                                $      0.75      $      0.38    $      1.00    $      0.40
                                                            ==========================================================

For the three and six months ended June 30, 2001 3,650,851 and 1,902,301 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect

Note 3 - Business Combinations
------------------------------

In May 2001, the Company acquired Credit Management Solutions, Inc (CMSI), a provider of credit automation software and services in a stock-for-stock transaction. As a result of the acquisition, CMSI shareholders received 0.2841 newly issued shares of the Company's common stock for each CMSI share. The Company issued 2,272,542 shares of common stock. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. Goodwill of $46.9 million was recorded and is being amortized on a straight-line basis over its estimated useful life of 25 years. The Company accounted for this transaction under the purchase method of accounting and will include CMSI in its consumer information segment.

Assuming the acquisition had occurred on January 1, 2000, pro forma revenues, net income and net income per diluted share would have been $1.70 billion, $70.8 million and $.92 respectively for the six months ended June 30, 2001; and $1.43 billion, $24.0 million and $.35, respectively for the six months ended June 30, 2000. The pro forma results include amortization of goodwill. The pro forma results exclude certain merger-related costs and are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the period, nor are they indicative of future operating results.

In addition, during the six months ended June 30, 2001, the Company acquired eleven companies. The purchase method of accounting was used for all of the acquisitions. The eleven acquisitions accounted for under the purchase method of accounting were individually not material and are included in the following business segments: ten in the title insurance segment and one in the real estate information segment. The aggregate purchase price was $7.4 million in cash, $1.2 million in notes payable and forgiven notes receivable and 416,575 shares of the Company's common stock. The purchase price of each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $16.8 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life ranging from 20 to 30 years. The operating results of these acquired entities were included in the Company's consolidated financial statements from their respective acquisition dates.

Assuming all of the current-year acquisitions (including CMSI) had occurred January 1, 2000, pro forma revenues, net income and net income per diluted share would have been $1.72 billion, $72.6 million and $.94, respectively for the six months ended June 30, 2001; and $1.45 billion, $24.1 million and $.35, respectively for the six months ended June 30, 2000. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results exclude certain merger-related costs and are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future operating results.

In February 2001, the Company announced the sale of its subsidiary, Contour Software, Inc., to Ellie Mae(SM), Inc., in exchange for cash, notes and an interest in Ellie Mae. As a result of the transaction, the Company recorded a deferred gain of $14.2 million. Contour had been included in the Company's real estate information segment.

On July 20, 2001, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business
Combinations".   All business combinations in the scope of SFAS 141 are to be
accounted for using one method, the purchase method.   The provisions of SFAS
141 apply to all business combinations initiated or closed after June 30, 2001. Management of the Company anticipates that the adoption of SFAS 141 will not have a significant effect on the Company's earnings or financial position.

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement addresses financial accounting and reporting for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and apply to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142. Management is in the process of assessing the impact of implementing SFAS 142 on the Company's earnings and financial position. Management estimates the adoption of the nonamortization provision of SFAS 142 will increase income before income taxes and minority interests in 2002 by $18.0 million.

Note 4 - Segment Information
----------------------------

The Company's operations include three reportable segments. Selected financial information about the Company's operations by segment is as follows:

Operating revenues:

                                    Three Months Ended                       Six Months Ended
                                         June 30                                  June 30
                            ----------------------------------    --------------------------------------
                                          ($000)                                  ($000)
                              2001       %       2000       %        2001        %        2000        %
                            --------    ---    --------    ---    ----------    ---    ----------    ---
Title Insurance              653,285     72     558,714     73     1,176,810     71     1,005,260     72
Real Estate Information      184,461     20     137,893     18       346,694     21       266,650     19
Consumer Information          70,263      8      63,609      9       134,689      8       124,171      9
                            --------    ---    --------    ---    ----------    ---    ----------    ---
  Total                     $908,009    100    $760,216    100    $1,658,193    100    $1,396,081    100
                            ========    ===    ========    ===    ==========    ===    ==========    ===

Income before income taxes and minority interests:

                                            Three Months Ended                    Six Months Ended
                                                 June 30                               June 30
                                    ----------------------------------    ----------------------------------
                                                  ($000)                               ($000)
                                      2001       %       2000       %       2001       %       2000       %
                                    --------    ---    --------    ---    --------    ---    --------    ---
Title Insurance                     $ 62,504     52    $ 36,957     63    $ 82,181     48    $ 43,209     55
Real Estate Information               48,672     40      13,251     22      76,186     44      16,115     21
Consumer Information                   9,559      8       8,935     15      13,536      8      18,529     24
                                    --------    ---    --------    ---    --------    ---    --------    ---
  Total before corporate expenses    120,735    100      59,143    100     171,903    100      77,853    100
                                                ===                ===                ===                ===
Corporate expenses                   (14,403)           (10,797)           (26,373)           (25,622)
                                    --------           --------           --------           --------
  Total                             $106,332           $ 48,346           $145,530           $ 52,231
                                    ========           ========           ========           ========

Note 5 - Senior Convertible Debentures
--------------------------------------

On April 24, 2001, the Company sold $175 million of 4.5% senior convertible debentures due 2008. The Company also sold an additional $35 million of these debentures in connection with the exercise of an over-allotment option. This transaction was a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company registered the debentures and any common shares issued upon conversion on August 8, 2001. The debentures are convertible into common shares of the Company at $28 per share and can be converted, by the holders, at any time after the shelf registration statement is declared effective. The Company may redeem some or all of the senior convertible debentures at any time on or after April 15, 2004. The net proceeds of the offering will be used to finance acquisitions of businesses, repay outstanding indebtedness, buy out minority interests in existing subsidiaries and for general corporate purposes.

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

RESULTS OF OPERATIONS

Three and six months ended June 30:

OVERVIEW

High mortgage interest rates and seasonal factors in the fourth quarter of 1999 resulted in a low inventory of open orders going into the first quarter of 2000. This, coupled with the relatively weak real estate economy present during the first half of 2000, resulted in a significant decrease in revenues and profits for the first half of 2000 when compared with the same period of the prior year. During the second half of 2000, real estate activity began to increase as a result of declining mortgage interest rates. New order counts in the latter part of the third quarter began to show favorable comparisons with the same period of 1999. This trend continued through the fourth quarter of 2000 and resulted in a significant increase in revenues and profits for the second half of 2000 when compared with the same period of the prior year, and in a high inventory of open orders going into the first quarter of 2001. During the first quarter of 2001, the continuation of lower mortgage interest rates resulted in a significant increase in refinance transactions. This trend continued into the second quarter and, coupled with the relatively steady level of resale transactions, culminated in record-setting title order volume, which, together with the positive results of the Company's cost-containment programs, resulted in net income and diluted EPS for the second quarter of 2001 of $54.5 million and $0.75 per diluted share, respectively, compared with net income and diluted EPS for the second quarter of 2000 of $25.0 million and $0.38, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                            Three Months Ended                      Six Months Ended
                                                 June 30                                 June 30
                                    ----------------------------------    --------------------------------------
                                                  ($000)                                 ($000)
                                      2001       %       2000       %        2001        %        2000        %
                                    --------    ---    --------    ---    ----------    ---    ----------    ---
Title Insurance:
  Direct operations                 $386,102     43    $283,487     37    $  675,373     41    $  519,433     37
  Agency operations                  267,183     29     275,227     36       501,437     30       485,827     35
                                    --------    ---    --------    ---    ----------    ---    ----------    ---
                                     653,285     72     558,714     73     1,176,810     71     1,005,260     72
Real Estate Information              184,461     20     137,893     18       346,694     21       266,650     19
Consumer Information                  70,263      8      63,609      9       134,689      8       124,171      9
                                    --------    ---    --------    ---    ----------    ---    ----------    ---
  Total                             $908,009    100    $760,216    100    $1,658,193    100    $1,396,081    100
                                    ========    ===    ========    ===    ==========    ===    ==========    ===

Title Insurance. Operating revenues from direct title operations increased 36.2% and 30.0% for the three and six months ended June 30, 2001, when compared with the same periods of the prior year. These increases were primarily due to a significant increase in the number of title orders closed by the Company's direct operations. The Company's direct operations closed 360,000 and 630,100 title orders during the current three and six month periods, respectively, increases of 38.0% and 28.3% when compared with 260,900 and 491,200 closed during the same periods of the prior year. These increases were primarily due to the factors mentioned above in the Overview section. Operating revenues from agency operations decreased 2.9% and increased 3.2% for the three and six months ended June 30, 2001, respectively, when compared with the same periods of the prior year. These fluctuations were primarily due to the timing of the reporting of agency remittances.

Real Estate Information. Real estate information operating revenues increased 33.8% and 30.0% for the three and six months ended June 30, 2001, respectively, when compared with the same periods of the prior year. These increases were primarily due to the increase in refinance activity, coupled with $9.4 million and $17.6 million of operating revenues contributed by new acquisitions for the respective periods.

Consumer Information. Consumer information operating revenues increased 10.5% and 8.5% for the three and six months ended June 30, 2001, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, as well as $3.5 million and $4.5 million of operating revenues contributed by new acquisitions for the respective periods. These increases were offset in part by a $2.9 million and $7.3 million reduction in operating revenues, for the three and six months ended June 30, 2001, respectively, at the Company's property and casualty division as a result of exiting the lender-placed insurance business.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $20.0 million and $36.6 million for the three and six months ended June 30, 2001, respectively, representing increases of $4.3 million, or 27.5%, and $10.6 million, or 40.6%, when compared with the same periods of the prior year. These increases primarily reflect increased earnings from our affiliated companies, which are accounted for under the equity method of accounting, as well as an increase in interest income as a result of a higher average investment portfolio balance.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $221.5 million and $409.7 million for the three and six months ended June 30, 2001, respectively, increases of $38.8 million, or 21.3%, and $53.8 million, or 15.1%, when compared with the same periods of the prior year. Excluding acquisitions, these increases were $34.2 million, or 18.7%, and $44.5 million, or 12.5%, respectively. These increases were primarily due to an increase in staff costs in the production area caused by the significant increase in new title orders. The Company's direct title operations opened 462,700 and 897,400 new orders during the three and six months ended June 30, 2001, respectively, increases of 40.9% and 40.3% when compared with the same periods of the prior year. Also contributing to the increase in salaries and other personnel costs were increased commissions, which reflect the increase in closed orders, offset in part by personnel efficiencies. Salaries and other personnel costs as a percentage of net operating revenues were 50.7% for the current quarter and 54.8% for the same quarter of the prior year.

Agents retained $216.4 million and $405.8 million of title premiums generated by agency operations for the three and six months ended June 30, 2001, respectively, which compares with $225.5 million and $392.6 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.8% to 81.9% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $120.2 million and $220.4 million for the three and six months ended June 30, 2001, respectively, increases of $31.7 million, or 35.8%, and $50.6 million, or 29.8%, when compared with the same periods of the prior year. Excluding acquisitions, these increases were $29.2 million, or 32.9%, and $45.6 million, or 26.8%, respectively. These increases were primarily the result of incremental costs incurred to service the significant increase in orders processed, offset in part by management's cost control programs.

The provision for title losses as a percentage of title insurance operating revenues was 3.7% for the six months ended June 30, 2001 and 3.6% for the same period of the prior year. The slight increase in loss percentage reflects the continued strength in resale closings, which tend to have a slightly higher claims experience.

Premium taxes for title insurance were $9.7 million and $9.8 million for the six months ended June 30, 2001 and 2000, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were approximately 0.8% and 1.0% for the six months ended June 30, 2001 and 2000, respectively. Premium tax rates vary from state to state. Accordingly, the geographical mix of title insurance premiums accounts for the fluctuation in rate.

Real Estate Information. Real estate information personnel and other operating expenses were $130.3 million and $256.6 million for the three and six months ended June 30, 2001, respectively, increases of 13.7% and 11.7% when compared with the same periods of the prior year. Excluding acquisitions, the increases were $10.2 million, or 8.9%, and $16.7 million, or 7.3%, respectively. These increases were primarily the result of incremental costs incurred to service the significant increase in business volume, offset in part by the results of the Company's cost-containment programs.

Consumer Information. Consumer information personnel and other operating expenses were $45.1 million and $90.9 million for the three and six months ended June 30, 2001, respectively, increases of 11.0% and 13.9% when compared with the same periods of the prior year. Excluding acquisitions, the increases were $1.6 million, or 3.9%, and $7.2 million, or 9.1%, respectively. These increases were primarily attributable to costs incurred servicing the increased business volume. The provision for consumer information losses principally reflects home warranty claims. The provision for home warranty losses, expressed as a percentage of home warranty operating revenues, was 55.3% for the six months ended June 30, 2001, and 51.2% for the same period of the prior year. This increase was primarily due to an increase in the average number of claims per contract, which was primarily due to the expansion of this business into new geographical markets. The Company's management has embarked on a program of eliminating high-cost contractors that are servicing claims. These efforts contributed to a reduction in claim costs per contract in the second quarter of 2001 when compared with the first quarter of 2001. The home warranty loss provision rate was 54.5% for the current quarter and 56.2% for the first quarter of the current year. The Company's management expects continued improvement in claim costs per contract in future periods.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                                Three Months Ended                                   Six Months Ended
                                                     June 30                                               June 30
                                    ----------------------------------------------   ----------------------------------------------
                                                     ($000)                                                ($000)
                                         2001       %            2000        %             2001        %            2000        %
                                    ----------------------------------------------   ----------------------------------------------
Title Insurance                      $ 62,504       52       $ 36,957        63        $ 82,181        48       $ 43,209        55
Real Estate Information                48,672       40         13,251        22          76,186        44         16,115        21
Consumer Information                    9,559        8          8,935        15          13,536         8         18,529        24
                                     --------      ---       --------       ---        --------       ---       --------       ---
  Total before corporate expenses     120,735      100         59,143       100         171,903       100         77,853       100
                                                   ===                      ===                       ===                      ===
Corporate expenses                    (14,403)                (10,797)                  (26,373)                 (25,622)
                                     --------                --------                  --------                 --------
  Total                              $106,332                $ 48,346                  $145,530                 $ 52,231
                                     ========                ========                  ========                 ========


In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase or decrease based on the volume of residential real estate loan transactions. Consumer information profits are unaffected by real estate or mortgage interest rate activity and increase as the level of business volume increases. Corporate expenses increased $3.6 million for the three months ended June 30, 2001, when compared with the same period of the prior year. This increase was primarily due to an increase in corporate interest expense due primarily to the issuance of the Company's $210.0 million senior convertible debentures in April of 2001.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 41.8% for the six months ended June 30 2001, and 43.7% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company's minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $12.6 million and $19.5 million for the three and six months ended June 30, 2001, respectively, increases of $8.7 million and $13.5 million when compared with the same periods of the prior year. These increases were primarily attributable to the increase in operating results of the Company's joint venture with Experian caused primarily by the previously noted increase in refinance activity.

NET INCOME

Net income for the three and six months ended June 30, 2001, was $54.5 million, or $0.75 per diluted share, and $73.3 million, or $1.00 per diluted share, respectively. Net income for the three and six months ended June 30, 2000, was $25.0 million, or $0.38 per diluted share, and $26.0 million, or $0.40 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $207.7 million and decreased $77.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase for the current period was primarily due to the proceeds received from the issuance of the Company's $210.0 million senior convertible debentures (see
Note 5 to the Condensed Consolidated Financial Statements), and cash provided by operating activities, offset in part by capital expenditures and purchases of debt and equity securities.

The decrease for the prior-year period was primarily due to capital expenditures and the repurchase of Company shares, offset in part by cash provided by operating activities.

Notes and contracts payable as a percentage of total capitalization increased to 25.2% at June 30, 2001 from 16.9% at December 31, 2000. This increase was primarily due to the issuance of the $210.0 million senior convertible debentures.

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

Part II:  Other Information
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          (a) The annual meeting of shareholders (the "Meeting") of The First American Corporation (the "Company") was held on Thursday, May 10, 2001.

          (b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.


               Name of Nominee            Votes For        Votes Withheld
               ---------------            ---------        --------------
               George L. Argyros          57,309,826          296,340
               Gary J. Beban              57,281,507          324,660
               J. David Chatham           57,341,213          264,954
               William G. Davis           57,328,982          277,184
               James L. Doti              57,329,937          276,230
               Lewis W. Douglas, Jr.      57,341,561          264,606
               Paul B. Fay, Jr.           57,338,372          267,794
               D. P. Kennedy              53,049,632          4,556,534
               Parker S. Kennedy          52,776,633          4,829,533
               Frank O'Bryan              57,342,791          263,376
               Roslyn B. Payne            57,255,739          350,425
               D. Van Skilling            57,339,924          266,242
               Virginia Ueberroth         57,332,896          273,271

          (c) At the Meeting, the proposal to adopt The First American Corporation 2001 Employee Stock Purchase Plan was approved by the holders of a majority of the Company's Common shares represented at the meeting and entitled to vote.


               Votes For               Votes Against        Votes Withheld
               ----------              -------------        --------------
               55,673,421                1,613,302               319,376

               No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits

           (4)(a) Registration Rights Agreement dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

           (4)(b) Indenture dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

           (4)(c) Form of Senior Convertible Debenture, incorporated by reference herein from Exhibit 4.4 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

      (b)  Reports on Form 8-K

           During the quarterly period covered by this report, the Company filed a report on Form 8-K dated April 11, 2001 (announcing the Company's earnings expectation for first quarter 2001); April 16, 2001 (reporting on the Company's plan to offer senior convertible debentures), May 7, 2001(reporting on the Company's having reached agreements to sell its senior convertible debentures), May 8, 2001 (reporting on first quarter 2001 earnings), May 10, 2001 (reporting on an increase in the Company's quarterly cash dividend) and May 17, 2001 (reporting on the Company's deferral of gain on the sale of its Contour Software, Inc., subsidiary). Subsequent to such quarterly period, the Company filed reports on Form 8-K dated August 1, 2001 (announcing the Company's earnings for second quarter 2001).

EXHIBIT INDEX
                                                             Sequentially
Exhibit No.               Description                        Numbered Page


(4)(a) Registration Rights Agreement dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(b) Indenture dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(c) Form of Senior Convertible Debenture, incorporated by reference herein