Form 10-Q
period 2001-09-30
FIRST AMERICAN FINANCIAL CORP
filed 2001-11-14
CIK 36047

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                                 ------------------

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number     0-3658
                           ------

                        THE FIRST AMERICAN CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

   Incorporated in California                             95-1068610
   --------------------------                          ---------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporatio or organization)


      1 First American Way, Santa Ana, California             92707-5913
     ---------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


                                 (714)800-3000
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

$1 par value  - 68,617,958 shares as of November 6, 2001

                        INFORMATION INCLUDED IN REPORT
                        ------------------------------


Part I:  Financial Information
Item 1.  Financial Statements (Unaudited)
     A.  Condensed Consolidated Balance Sheets
     B.  Condensed Consolidated Statements of Income and Comprehensive Income
     C.  Condensed Consolidated Statements of Cash Flows
     D.  Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Part II: Other Information
Item 6.  Exhibits and Reports of Form 8-K
         Items 1- 5 have been omitted because they are not applicable with respect to the current reporting period.


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


                                      THE FIRST AMERICAN CORPORATION
                                     ---------------------------------
                                               (Registrant)



                                     /s/ Thomas A. Klemens
                                     --------------------------------
                                     Thomas A. Klemens
                                     Executive Vice President
                                     Chief Financial Officer

                                     /s/ Max O. Valdes
                                     --------------------------------
                                     Max O Valdes
                                     Vice President
                                     Chief Accounting Officer


Date:  November 12, 2001

Part I:    Financial Information
           ---------------------
Item 1:   Financial Statements
          --------------------

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                                                September 30, 2001
                                                                                    (unaudited)           December 31, 2000
                                                                             ---------------------     ---------------------
Assets

 Cash and cash equivalents                                                     $       596,733,000      $       300,905,000
                                                                            ----------------------     --------------------
 Accounts and accrued income receivable, net                                           281,158,000              204,177,000
                                                                            ----------------------     --------------------
 Income tax receivable                                                                                           19,472,000
                                                                                                       --------------------
 Investments:
   Deposits with savings and loan associations and banks                                33,087,000               31,900,000
   Debt securities                                                                     253,766,000              209,407,000
   Equity securities                                                                    52,162,000               58,720,000
   Other long-term investments                                                         110,423,000               92,703,000
                                                                            ----------------------     --------------------
                                                                                       449,438,000              392,730,000
                                                                            ----------------------     --------------------
 Loans receivable                                                                      105,089,000               94,452,000
                                                                            ----------------------     --------------------
 Property and equipment, at cost                                                       750,216,000              662,198,000
 Less- accumulated depreciation                                                       (287,734,000)            (227,110,000)
                                                                            ----------------------     --------------------
                                                                                       462,482,000              435,088,000
                                                                            ----------------------     --------------------
 Title plants and other indexes                                                        303,859,000              290,072,000
                                                                            ----------------------     --------------------
 Assets acquired in connection with claim settlements
  (net of valuation reserves of $1,101,000 and $1,000,000)                              30,126,000               27,846,000
                                                                            ----------------------     --------------------
 Deferred income taxes                                                                  16,166,000               11,519,000
                                                                            ----------------------     --------------------
 Goodwill and other intangibles, net                                                   431,954,000              346,156,000
                                                                            ----------------------     --------------------
 Other assets                                                                          102,367,000               77,320,000
                                                                            ----------------------     --------------------
                                                                               $     2,779,372,000      $     2,199,737,000
                                                                            ======================     ====================

Liabilities and Stockholders' Equity
 Demand deposits                                                               $        92,018,000      $        81,289,000
                                                                            ----------------------     --------------------
 Accounts payable and accrued liabilities                                              334,508,000              267,567,000
                                                                            ----------------------     --------------------
 Deferred revenue                                                                      279,112,000              261,673,000
                                                                            ----------------------     --------------------
 Reserve for known and incurred but not reported claims                                303,864,000              284,607,000
                                                                            ----------------------     --------------------
 Income taxes payable                                                                   58,383,000
                                                                            ----------------------
 Notes and contracts payable (Note 5)                                                  422,239,000              219,838,000
                                                                            ----------------------     --------------------
 Minority interests in consolidated subsidiaries                                       126,628,000              114,526,000
                                                                            ----------------------     --------------------
 Mandatorily redeemable preferred securities of
  the Company's subsidiary trust whose sole assets
  are the Company's $100,000,000 8.5% deferrable
  interest subordinated notes due 2012                                                 100,000,000              100,000,000
                                                                            ----------------------     --------------------
 Stockholders' equity:
  Preferred stock, $1 par value
    Authorized - 500,000 shares; outstanding - none
  Common stock, $1 par value
    Authorized - 180,000,000 shares
    Outstanding - 68,300,000 and 63,887,000 shares                                      68,300,000               63,887,000
  Additional paid-in capital                                                           264,112,000              172,468,000
  Retained earnings                                                                    730,500,000              628,913,000
  Accumulated other comprehensive income                                                  (292,000)               4,969,000
                                                                            ----------------------     --------------------
                                                                                     1,062,620,000              870,237,000
                                                                            ----------------------     --------------------
                                                                               $     2,779,372,000      $     2,199,737,000
                                                                            ----------------------     --------------------

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

     Condensed Consolidated Statements of Income and Comprehensive Income
     --------------------------------------------------------------------
                                  (Unaudited)

                                                        For the Three Months Ended               For the Nine Months Ended
                                                              September 30                              September 30
                                                 -----------------------------------      ---------------------------------------
                                                      2001                 2000                2001                      2000
                                                 -----------           -------------      --------------           -------------
Revenues
  Operating revenues                             $952,776,000         $730,490,000         $2,610,969,000          $2,126,571,000
  Investment and other income                      30,232,000           19,770,000             66,822,000              45,788,000
                                                 ------------         ------------         --------------          --------------
                                                  983,008,000          750,260,000          2,677,791,000           2,172,359,000
                                                 ------------         ------------         --------------          --------------
Expenses
  Salaries and other personnel costs              331,727,000          260,250,000            917,942,000             773,513,000
  Premiums retained by agents                     255,384,000          192,803,000            661,206,000             585,398,000
  Other operating expenses                        216,854,000          176,845,000            622,373,000             511,994,000
  Provision for title losses and other claims      52,661,000           36,764,000            129,676,000             104,327,000
  Depreciation and amortization                    27,820,000           22,790,000             77,925,000              61,112,000
  Premium taxes                                     6,758,000            5,396,000             17,470,000              16,318,000
  Interest                                          8,449,000            6,655,000             22,314,000              18,709,000
                                                 ------------         ------------         --------------          --------------
                                                  899,653,000          701,503,000          2,448,906,000           2,071,371,000
                                                 ------------         ------------         --------------          --------------
Income before income taxes and
  minority interests                               83,355,000           48,757,000            228,885,000             100,988,000
Income taxes                                       30,500,000           19,000,000             83,200,000              39,200,000
                                                 ------------         ------------         --------------         ---------------

Income before minority interests                   52,855,000           29,757,000            145,685,000              61,788,000
Minority interests                                 11,160,000            5,358,000             30,697,000              11,355,000
                                                 ------------         ------------         --------------         ---------------
Net income                                         41,695,000           24,399,000            114,988,000              50,433,000
                                                 ------------         ------------         --------------         ---------------
Other comprehensive income, net of tax
    Unrealized gain (loss) on securities              817,000            1,115,000               (102,000)              1,213,000
    Minimum pension liability adjustment              (75,000)             175,000               (190,000)                      -
                                                 ------------         ------------         --------------         ---------------
                                                      742,000            1,290,000               (292,000)              1,213,000
                                                 ------------         ------------         --------------         ---------------
Comprehensive income                             $ 42,437,000         $ 25,689,000         $  114,696,000         $    51,646,000
                                                 ============         ============         ==============         ===============
Net income per share (Note 2):
  Basic                                          $        .61         $        .38         $         1.75         $          0.79
                                                 ============         ============         ==============         ===============
  Diluted                                        $        .55         $        .37         $         1.59         $          0.77
                                                 ============         ============         ==============         ===============


Cash dividends per share                         $        .07         $        .06         $          .20         $           .18
                                                 ============         ============         ==============         ===============

Weighted average number of shares (Note 2):
  Basic                                            67,844,000           63,526,000             65,877,000              63,689,000
                                                 ============         ============         ==============         ===============

  Diluted                                          78,872,000           66,088,000             74,529,000              65,700,000
                                                 ============         ============         ==============         ===============

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                    For the Nine Months Ended
                                                                           September 30
                                                                  ------------------------------
                                                                      2001             2000
                                                                  -------------    -------------
Cash flows from operating activities:
Net income                                                        $ 114,988,000    $  50,433,000
Adjustments to reconcile net income to cash
  provided by operating activities-
Provision for title losses and other claims                         129,676,000      104,327,000
Depreciation and amortization                                        77,925,000       61,112,000
Minority interests in net income                                     30,697,000       11,355,000
Other, net                                                          (14,189,000)        (201,000)
Changes in assets and liabilities excluding effects of
  company acquisitions and noncash transactions-
Claims paid, including assets acquired, net of recoveries          (113,069,000)     (98,582,000)
Net change in income tax accounts                                    75,253,000       29,351,000
Increase in accounts and accrued income receivable                  (71,788,000)     (14,031,000)
Increase (decrease) in accounts payable and accrued liabilities      56,561,000      (15,382,000)
Increase (decrease) in deferred revenue                              15,269,000      (11,140,000)
Other, net                                                          (19,115,000)      (6,500,000)
                                                                  -------------    -------------
Cash provided by operating activities                               282,208,000      110,742,000
                                                                  -------------    -------------
Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions                (15,407,000)     (39,908,000)
Net increase in deposits with banks                                  (1,063,000)      (3,997,000)
Net increase in loans receivable                                    (10,637,000)      (4,594,000)
Purchases of debt and equity securities                            (154,974,000)     (40,580,000)
Proceeds from sales of debt and equity securities                    53,397,000       46,426,000
Proceeds from maturities of debt securities                          55,537,000       11,302,000
Net decrease in other investments                                     4,560,000          972,000
Capital expenditures                                                (96,311,000)    (112,846,000)
Proceeds from sale of property and equipment                          1,766,000        1,509,000
                                                                  -------------    -------------
Cash used for investing activities                                 (163,132,000)    (141,716,000)
                                                                  -------------    -------------
Cash flows from financing activities:
Net change in demand deposits                                        10,729,000       (1,963,000)
Proceeds from issuance of debt                                      210,000,000        3,575,000
Repayment of debt                                                   (22,357,000)     (16,661,000)
Proceeds from exercise of stock options                               9,173,000        1,546,000
Repurchase of company shares                                                         (20,758,000)
Distributions to minority shareholders                              (17,392,000)      (5,125,000)
Cash dividends                                                      (13,401,000)     (11,423,000)
                                                                  -------------    -------------
Cash provided by (used for) financing activities                    176,752,000      (50,809,000)
                                                                  -------------    -------------
Net increase (decrease) in cash and cash equivalents                295,828,000      (81,783,000)
Cash and cash equivalents      - Beginning of year                  300,905,000      350,010,000
                               - End of third quarter

                                                                  -------------    -------------
                                                                  $ 596,733,000    $ 268,227,000
                                                                  =============    =============

Supplemental information:
Cash paid during the three quarters for:
Interest                                                          $  18,525,000    $  17,722,000
Premium taxes                                                     $  14,353,000    $  17,142,000
Income taxes                                                      $  22,622,000    $  21,931,000
Noncash investing and financing activities:
Shares issued for stock bonus plan                                $     225,000    $     226,000
Shares issued for employee savings plan                           $   8,283,000
Liabilities incurred in connection with company acquisitions      $  36,750,000    $  44,740,000
Purchase of minority interest                                     $   1,203,000    $  12,804,000
Company acquisitions in exchange for common stock                 $  78,376,000

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

Note 2 - Earnings Per Share
---------------------------

                                                                   For the Three Months                    For the Nine Months
                                                                           Ended                                  Ended
                                                                       September 30                           September 30
                                                                ----------------------------------------------------------------
                                                                     2001          2000                     2001          2000
                                                                ================================================================
Numerator:
Net Income-numerator  for basic net income per share            $41,695,000   $24,399,000             $114,988,000   $50,433,000
Effect of dilutive securities
     Convertible debt - interest expense (net of tax)             1,783,000             -                3,441,000             -
                                                                ----------------------------------------------------------------
Net Income-numerator for dilutive net income per share          $43,478,000   $24,399,000             $118,429,000   $50,433,000
                                                                ================================================================


Denominator
  Weighted average shares-denominator
       For basic net income per share                            67,844,000    63,526,000               65,877,000    63,689,000

Effect of dilutive securities:
   Employee stock options                                         2,418,000     2,562,000                3,320,000     2,011,000
   Convertible debt                                               8,610,000             -                5,332,000             -
                                                                ----------------------------------------------------------------

Denominator for diluted net income per share                     78,872,000    66,088,000               74,529,000    65,700,000
                                                                ================================================================


Basic net income per share                                      $      0.61   $      0.38             $       1.75   $      0.79
                                                                ================================================================
Diluted net income per share                                    $      0.55   $      0.37             $       1.59   $      0.77
                                                                ================================================================

For the three and nine months ended September 30, 2001, 4,000,398 and 2,564,285 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3 - Business Combinations
------------------------------

In May 2001, the Company acquired Credit Management Solutions, Inc (CMSI), a provider of credit automation software and services in a stock-for-stock transaction. As a result of the acquisition, CMSI shareholders received 0.2841 newly issued shares of the Company's common stock for each CMSI share. The Company issued 2,272,542 shares of common stock and accounted for this transaction under the purchase method of accounting. Goodwill of $46.9 million was recorded and is being amortized on a straight-line basis over its estimated useful life of 25 years. The Company has included CMSI in its consumer information segment.

Assuming the acquisition had occurred on January 1, 2000, pro forma revenues, net income and net income per diluted share would have been $2.69 billion, $112.4 million and $1.48 respectively for the nine months ended September 30, 2001; and $2.19 billion, $47.6 million and $.70, respectively for the nine
months ended September 30, 2000.   The pro forma results include amortization of
goodwill. The pro forma results exclude certain merger-related costs and are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the period, nor are they indicative of future operating results.

In addition, during the nine months ended September 30, 2001, the Company acquired twelve companies. The purchase method of accounting was used for all of the acquisitions. The twelve acquisitions accounted for under the purchase method of accounting were individually not material and are included in the following business segments: ten in the title insurance segment, one in the real estate information segment and one in the consumer information segment.
The aggregate purchase price was $17.4 million in cash, $12.5 million in notes payable and forgiven notes receivable and 976,235 shares of the Company's common stock. The purchase price of each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $44.4 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life ranging from 20 to 30 years. The operating results of these acquired entities were included in the Company's consolidated financial statements from their respective acquisition dates.

Assuming all of the current-year acquisitions (including CMSI) had occurred January 1, 2000, pro forma revenues, net income and net income per diluted share would have been $2.71 billion, $111.7 million and $1.46, respectively for the nine months ended September 30, 2001; and $2.21 billion, $48.8 million and $.71, respectively for the nine months ended September 30, 2000. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results exclude certain merger-related costs and are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future operating results.

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

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement addresses financial accounting and reporting for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and apply to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS
142. Management is in the process of assessing the impact of implementing SFAS 142 on the Company's earnings and financial position. Management estimates the adoption of the nonamortization provision of SFAS 142 will increase income before income taxes and minority interests in 2002 by approximately $18.0 million, or $0.20 per diluted share, excluding the effects of impairment, if any.


Note 4 - Segment Information
----------------------------

The Company's operations include three reportable segments. Selected financial information about the Company's operations by segment is as follows:

Operating revenues:

                                               Three Months Ended                                  Nine Months Ended
                                                  September 30                                       September 30
                            -------------------------------------------------      ------------------------------------------
                                                    ($000)                                            ($000)
                                        2001      %           2000     %                  2001      %             2000     %
                            -------------------------------------------------      ------------------------------------------
Title Insurance                      693,235      73       521,998     71            1,870,045      72       1,527,258     72
Real Estate Information              181,042      19       141,501     20              527,736      20         408,151     19
Consumer Information                  78,499       8        66,991      9              213,188       8         191,162      9
                            ------------------------------------------------       ------------------------------------------
  Total                             $952,776     100      $730,490    100           $2,610,969     100      $2,126,571    100
                           =================================================       ==========================================

Income before income taxes and minority interests:

                                          Three Months Ended                        Nine Months Ended
                                             September 30                             September 30
                                    ----------------------------------     ------------------------------------
                                                ($000)                                   ($000)
                                        2001      %      2000       %        2001        %          2000     %
                                    --------     ---   --------    ---     --------     ---    ---------    ---
Title Insurance                     $ 38,004      38   $ 30,543     50     $120,185      44     $ 73,752     53
Real Estate Information               50,112      51     19,915     33      126,298      47       36,030     26
Consumer Information                  10,742      11     10,347     17       24,278       9       28,876     21
                                    --------     ---   --------    ---     --------     ---     --------    ---
  Total before corporate expenses     98,858     100     60,805    100      270,761     100      138,658    100
                                                 ===               ===                  ===                 ===
Corporate expenses                   (15,503)           (12,048)            (41,876)             (37,670)
                                    --------           --------            --------             --------
  Total                             $ 83,355           $ 48,757            $228,885             $100,988
                                    ========           ========            ========             ========

Note 5 -  Senior Convertible Debentures
---------------------------------------

On April 24, 2001, the Company sold $175 million of 4.5% senior convertible debentures due 2008. The Company also sold an additional $35 million of these debentures in connection with the exercise of an over-allotment option. This transaction was a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company registered the debentures and any common shares issued upon conversion on August 8, 2001. The debentures are convertible into common shares of the Company at $28 per share. The Company may redeem some or all of the senior convertible debentures at any time on or after April 15, 2004. The net proceeds of the offering will be used to finance acquisitions of businesses, repay outstanding indebtedness, buy out minority interests in existing subsidiaries and for general corporate purposes.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30:

OVERVIEW

High mortgage interest rates and seasonal factors in the fourth quarter of 1999 resulted in a low inventory of open orders going into the first quarter of 2000. This, coupled with the relatively weak real estate economy present during the first half of 2000, resulted in a significant decrease in revenues and profits for the first half of 2000 when compared with the same period of the prior year. During the second half of 2000, real estate activity began to increase as a result of declining mortgage interest rates. New order counts in the latter part of the third quarter began to show favorable comparisons with the same period of 1999. This trend continued through the fourth quarter of 2000 and resulted in a significant increase in revenues and profits for the second half of 2000 when compared with the same period of the prior year, and in a high inventory of open orders going into the first quarter of 2001. During the first quarter of 2001, the continuation of lower mortgage interest rates resulted in a significant increase in refinance transactions. This trend continued through the second and third quarters and, coupled with the relatively steady level of resale transactions and the positive results of the Company's cost-containment programs, resulted in net income for the third quarter of 2001 of $41.7 million, or $0.55 per diluted share. These results included certain onetime charges (net of investment gains) totaling $3.8 million on an after-tax basis, or $0.05 per diluted share. Excluding these items, net income for the third quarter of 2001 was $45.5 million, or $0.60 per diluted share, compared with net income for the third quarter of 2000 of $24.4 million, or $0.37 per diluted share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company's segments.

                                     Three Months Ended                           Nine Months Ended
                                        September 30                                September 30
                          --------------------------------------    -----------------------------------------
                                           ($000)                                      ($000)
                              2001      %          2000       %         2001        %          2000       %
                          ---------    ----      --------    ---    ----------     ---     -----------   ----
Title Insurance:
  Direct operations        $375,342      40      $280,152     38    $1,050,715      40      $  799,585     38
  Agency operations         317,893      33       241,846     33       819,330      32         727,673     34
                          ---------    ----     ---------    ----   ----------     ----     ----------   ----
                            693,235      73       521,998     71     1,870,045      72       1,527,258     72
Real Estate Information     181,042      19       141,501     20       527,736      20         408,151     19
Consumer Information         78,499       8        66,991      9       213,188       8         191,162      9
                          ---------    ----     ---------    ----   ----------     ----     ----------   ----
  Total                    $952,776     100      $730,490    100    $2,610,969     100      $2,126,571    100
                          =========    ====     =========    ====   ==========     ====     ==========   ====

Title Insurance. Operating revenues from direct title operations increased 34.0% and 31.4% for the three and nine months ended September 30, 2001, when compared with the same periods of the prior year. These increases were primarily due to a significant increase in the number of title orders closed by the Company's direct operations, offset in part by a decrease in the average revenues per order closed. The Company's direct operations closed 354,200 and 984,300 title orders during the current three and nine month periods, respectively, increases of 43.7% and 33.4% when compared with 246,500 and 737,700 title orders closed during the same periods of the prior year. These increases were primarily due to the factors mentioned above in the Overview section. The average revenues per order closed were $1,060 and $1,067 for the three and nine months ended September 30, 2001, respectively, decreases of 6.8% and 1.6% when compared with the same periods of the prior year. These decreases were primarily due to the shift in the mix of closings from resale to refinance, offset in part by appreciating home values. Operating revenues from agency operations increased 31.4% and 12.6% for the three and nine months ended September 30, 2001, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct title operations, compounded by the timing of the reporting of agency remittances.

Real Estate Information. Real estate information operating revenues increased 27.9% and 29.3% for the three and nine months ended September 30, 2001, respectively, when compared with the same periods of the prior year. These increases were primarily due to the increase in refinance activity, coupled with $5.1 million and $22.7 million of operating revenues contributed by new acquisitions for the respective periods.

Consumer Information. Consumer information operating revenues increased 17.2% and 11.5% for the three and nine months ended September 30, 2001, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increased awareness and acceptance of this business segment's products, as well as $8.1 million and $12.7 million of operating revenues contributed by new acquisitions for the respective periods. These increases were offset in part by a $2.6 million and $10.2 million reduction in operating revenues, for the three and nine months ended September 30, 2001, respectively, at the Company's property and casualty division as a result of exiting the lender-placed insurance business.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $30.2 million and $66.8 million for the three and nine months ended September 30, 2001, respectively, representing increases of $10.5 million, or 52.9%, and $21.0 million, or 45.9%, when compared with the same periods of the prior year. These increases primarily reflect $4.6 million and $13.7 million of increased earnings from our affiliated companies, as well as $5.9 million and $3.9 million in increased net capital gains, for the three and nine months ended September 30, 2001, respectively.

TOTAL OPERATING EXPENSES

Title Insurance. Salaries and other personnel costs were $235.3 million and $645.0 million for the three and nine months ended September 30, 2001, respectively, increases of $55.5 million, or 30.9%, and $109.4 million, or 20.4%, when compared with the same periods of the prior year. Excluding acquisitions and severance costs, these increases were $50.3 million, or 28.0%, and $94.9 million, or 17.7%, respectively. These increases were primarily due to an increase in staff costs in the production area caused by the significant increase in new title orders. The Company's direct title operations opened 453,900 and 1,351,300 new orders during the three and nine months ended September 30, 2001, respectively, increases of 45.5% and 42.0% when compared with the same periods of the prior year. Also contributing to the increase in salaries and other personnel costs were increased commissions, which reflect the increase in closed orders, offset in part by personnel efficiencies. Salaries and other personnel costs as a percentage of net operating revenues were 53.3% for the current quarter and 54.6% for the same quarter of the prior year.

Agents retained $255.4 million and $661.2 million of title premiums generated by agency operations for the three and nine months ended September 30, 2001, respectively, which compares with $192.8 million and $585.4 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.7% to 80.7% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses were $119.5 million and $339.8 million for the three and nine months ended September 30, 2001, respectively, increases of $25.7 million, or 27.4%, and $76.3 million, or 28.9%, when compared with the same periods of the prior year. Excluding acquisitions, these increases were $24.4 million, or 26.0%, and $70.0 million, or 26.5%, respectively. These increases were primarily the result of incremental costs incurred to service the significant increase in orders processed, offset in part by management's cost control programs.

The provision for title losses as a percentage of title insurance operating revenues included a $7.9 million revision to a previous estimate for loss reserves at one of the Company's title insurance subsidiaries purchased in 1998. This revision was made during the current quarter and reflects higher than anticipated claims experience. Excluding this revision, the provision for title losses as a percentage of title insurance operating revenues was 3.8% for the nine months ended September 30, 2001 and 3.7% for the same period of the prior year.

Premium taxes for title insurance were $15.9 million and $14.6 million for the nine months ended September 30, 2001 and 2000, respectively. Expressed as a percentage of title insurance operating revenues, premium taxes were approximately 0.8% and 1.0% for the nine months ended September 30, 2001 and 2000, respectively. Premium tax rates vary from state to state. Accordingly, the geographical mix of title insurance premiums accounts for the fluctuation in rate.

Real Estate Information. Real estate information personnel and other operating expenses were $132.9 million and $389.5 million for the three and nine months ended September 30, 2001, respectively, increases of 14.5% and 12.6% when compared with the same periods of the prior year. Included in personnel and other operating expenses for the current periods were charges of $1.8 million related to the restructuring of the Company's field service operations and $2.6 million of impaired asset write-offs at the Company's appraisal division. Excluding these one-time items and acquisitions, real estate personnel and other operating expenses increased $7.3 million, or 6.3%, and $24.0 million, or 6.9%, for the three and nine months ended September 30, 2001. These increases were primarily the result of incremental costs incurred to service the significant increase in business volume, offset in part by the results of the Company's cost-containment programs.

Consumer Information. Consumer information personnel and other operating expenses were $51.2 million and $142.2 million for the three and nine months ended September 30, 2001, respectively, increases of 23.2% and 17.1% when compared with the same periods of the prior year. Excluding acquisitions, the increases were $0.9 million, or 2.2%, and $8.2 million, or 6.7%, respectively. These increases were primarily attributable to costs incurred servicing the increased business volume. The provision for consumer information losses principally reflects home warranty claims. The provision for home warranty losses, expressed as a percentage of home warranty operating revenues, was 54.8% for the nine months ended September 30, 2001, and 52.0% for the same period of the prior year. This increase was primarily due to an increase in the average number of claims per contract, which was primarily due to the expansion of this business into new geographical markets. The Company's management has been eliminating high-cost contractors that are servicing claims in new geographic areas and is achieving positive results. The home warranty loss provision rate was 53.8% for the current quarter, 54.5% for the second quarter and 56.2% for the first quarter of 2001. The Company's management expects continued improvement in claim costs per contract in future periods.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company's segments.

                                             Three Months Ended                        Nine Months Ended
                                                September 30                             September 30
                                    -------------------------------------   --------------------------------------
                                                   ($000)                                   ($000)
                                       2001       %        2000        %        2001        %        2000       %
                                    --------     ---     --------     ---   -----------    ---     --------    ---
Title Insurance                     $ 38,004      38     $ 30,543      50   $  120,185      44     $ 73,752     53
Real Estate Information               50,112      51       19,915      33      126,298      47       36,030     26
Consumer Information                  10,742      11       10,347      17       24,278       9       28,876     21
                                    --------     ---     --------     ---   ----------     ---     --------    ---
  Total before corporate expenses     98,858     100       61,805     100      270,761     100      138,658    100
                                                 ===                  ===                  ===                 ===
Corporate expenses                   (15,503)             (12,048)             (41,876)             (37,670)
                                    --------             --------           ----------             --------
  Total                             $ 83,355             $ 48,757           $  228,885             $100,988
                                    ========             ========           ==========             ========

In general, the title insurance business is a lower profit margin business when compared to the Company's other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information pretax profits are generally unaffected by the type of real estate activity but increase or decrease based on the volume of residential real estate loan transactions. Consumer information profits are unaffected by real estate or mortgage interest rate activity and increase as the level of business volume increases. Corporate expenses increased $3.5 million and $4.2 million for the three and nine months ended September 30, 2001, respectively, when compared with the same periods of the prior year. These increases were primarily due to an increase in corporate interest expense due primarily to the issuance of the Company's $210.0 million senior convertible debentures in April of 2001.


INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 42.0% for the nine months ended September 30 2001, and 43.7% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company's minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $11.2 million and $30.7 million for the three and nine months ended September 30, 2001, respectively, increases of $5.8 million and $19.3 million when compared with the same periods of the prior year. These increases were primarily attributable to the increase in operating results of the Company's joint venture with Experian resulting primarily from the previously noted increase in refinance activity.


NET INCOME

Net income for the three and nine months ended September 30, 2001, was $41.7 million, or $0.55 per diluted share, and $115.0 million, or $1.59 per diluted share, respectively. Net income for the three and nine months ended September 30, 2000, was $24.4 million, or $0.37 per diluted share, and $50.4 million, or $0.77 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $295.8 million and decreased $81.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase for the current period was primarily due to cash provided by operating activities and the proceeds received from the issuance of the Company's $210.0 million senior convertible debentures (see Note 5 to the Condensed Consolidated Financial Statements), offset in part by capital expenditures and purchases of debt and equity securities. The decrease for the prior-year period was primarily due to capital expenditures and the repurchase of Company shares, offset in part by cash provided by operating activities.

Notes and contracts payable as a percentage of total capitalization increased to 24.7% at September 30, 2001 from 16.9% at December 31, 2000. This increase was primarily due to the issuance of the $210.0 million senior convertible debentures.

On October 12, 2001, the Company entered into a credit agreement that provided for a $200.0 million line of credit. This agreement supercedes the Company's prior credit agreements that were due to expire in July 2002. Under the terms of the new credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt to capitalization ratios. The Company's line of credit is currently unused.

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

Part II:  Other Information
          -----------------

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           (10)(a) Amendment No. 2 dated August 1, 2001, to Pension Restoration Plan.

           (10)(b) Credit Agreement dated as of October 12, 2001, between the First American Corporation and The Chase Manhattan Bank.

     (b)   Reports on Form 8-K

           During the quarterly period covered by this report, the Company filed reports on Form 8-K dated August 1, 2001 (announcing the Company's earnings for second quarter 2001). Subsequent to such quarterly period, the Company filed reports on Form 8-K dated October 25, 2001 (announcing the Company's earnings for the third quarter 2001).

EXHIBIT INDEX                                                     Sequentially
Exhibit No.            Description                                Numbered Page

           (10)(a) Amendment No. 2 dated August 1, 2001, to Pension Restoration Plan.

           (10)(b) Credit Agreement dated as of October 12, 2001, between the First American Corporation and The Chase Manhattan Bank.