Form 10-Q/A
period 2001-09-30
FIRST AMERICAN FINANCIAL CORP
filed 2001-11-19
CIK 36047

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1
                                      to
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                               -------------------------------------------------

                        THE FIRST AMERICAN CORPORATION
          --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


The undersigned registrant hereby amends Item 1 of Part 1 of its Quarterly Report on Form 10-Q for the period ended September 30, 2001, as set forth in the pages attached hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned duly authorized officer.


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

                                        /s/ Max O. Valdes
                                        --------------------------------------
                                        Max O Valdes
                                        Vice President
                                        Chief Accounting Officer


Date: November 15, 2001

Part I: Financial Information
        ---------------------
Item 1: Financial Statements
        --------------------

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                     Condensed Consolidated Balance Sheets
                     -------------------------------------

                                                                            September 30, 2001
                                                                                (unaudited)               December 31, 2000
                                                                            ------------------            -----------------
Assets
  Cash and cash equivalents                                                   $   596,733,000              $   300,905,000
                                                                              ---------------              ---------------
  Accounts and accrued income receivable, net                                     281,158,000                  204,177,000
                                                                              ---------------              ---------------
  Income tax receivable                                                                                         19,472,000
                                                                                                           ---------------
  Investments:
    Deposits with savings and loan associations and banks                          33,087,000                   31,900,000
    Debt securities                                                               253,766,000                  209,407,000
    Equity securities                                                              52,162,000                   58,720,000
    Other long-term investments                                                   110,423,000                   92,703,000
                                                                              ---------------              ---------------
                                                                                  449,438,000                  392,730,000
                                                                              ---------------              ---------------
Loans receivable                                                                  105,089,000                   94,452,000
                                                                              ---------------              ---------------
Property and equipment, at cost                                                   750,216,000                  662,198,000
                                                                              ---------------              ---------------
Less- accumulated depreciation                                                   (287,734,000)                (227,110,000)
                                                                              ---------------              ---------------
                                                                                  462,482,000                  435,088,000
                                                                              ---------------              ---------------
Title plants and other indexes                                                    303,859,000                  290,072,000
                                                                              ---------------              ---------------
Assets acquired in connection with claim settlements
  (net of valuation reserves of $1,101,000 and $1,000,000)                         30,126,000                   27,846,000
                                                                              ---------------              ---------------
Deferred income taxes                                                              16,166,000                   11,519,000
                                                                              ---------------              ---------------
Goodwill and other intangibles, net                                               431,954,000                  346,156,000
                                                                              ---------------              ---------------
Other assets                                                                      102,367,000                   77,320,000
                                                                              ---------------              ---------------
                                                                              $ 2,779,372,000              $ 2,199,737,000
                                                                              ===============              ===============

Liabilities and Stockholders' Equity
  Demand deposits                                                             $   92,018,000               $   81,289,000
                                                                              ---------------              ---------------
  Accounts payable and accrued liabilities                                       334,508,000                  267,567,000
                                                                              ---------------              ---------------
  Deferred revenue                                                               279,112,000                  261,673,000
                                                                              ---------------              ---------------
  Reserve for known and incurred but not reported claims                         303,864,000                  284,607,000
                                                                              ---------------              ---------------
  Income taxes payable                                                            58,383,000
  Notes and contracts payable (Note 5)                                           422,239,000                  219,838,000
                                                                              ---------------              ---------------
  Minority interests in consolidated subsidiaries                                126,628,000                  114,526,000
                                                                              ---------------              ---------------
  Mandatorily redeemable preferred securities of
    the Company's subsidiary trust whose sole assets
    are the Company's $100,000,000 8.5% deferrable
    interest subordinated notes due 2012                                          100,000,000                  100,000,000
                                                                              ---------------              ---------------
  Stockholders' equity:
    Preferred stock, $1 par value
      Authorized - 500,000 shares; outstanding - none
    Common stock, $1 par value
      Authorized - 180,000,000 shares
      Outstanding - 68,300,000 and 63,887,000 shares                               68,300,000                   63,887,000
    Additional paid-in capital                                                    264,112,000                  172,468,000
    Retained earnings                                                             730,500,000                  628,913,000
    Accumulated other comprehensive income                                           (292,000)                   4,969,000
                                                                              ---------------              ---------------
                                                                                1,062,620,000                  870,237,000
                                                                              ---------------              ---------------
                                                                              $ 2,779,372,000              $ 2,199,737,000
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

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

     Condensed Consolidated Statements of Income and Comprehensive Income
     --------------------------------------------------------------------
                                  (Unaudited)

                                                          For the Three Months Ended              For the Nine Months Ended
                                                                 September 30                           September 30
                                                     ---------------------------------      -----------------------------------
                                                          2001               2000                 2001                2000
                                                     --------------     --------------      ---------------     ---------------
Revenues
  Operating revenues                                 $  952,776,000     $  730,490,000      $ 2,610,969,000     $ 2,126,571,000
  Investment and other income                            30,232,000         19,770,000           66,822,000          45,788,000
                                                     --------------     --------------      ---------------     ---------------
                                                        983,008,000        750,260,000        2,677,791,000       2,172,359,000
                                                     --------------     --------------      ---------------     ---------------
Expenses
  Salaries and other personnel costs                    331,727,000        260,250,000          917,942,000         773,513,000
  Premiums retained by agents                           255,384,000        192,803,000          661,206,000         585,398,000
  Other operating expenses                              216,854,000        176,845,000          622,373,000         511,994,000
  Provision for title losses and other claims            52,661,000         36,764,000          129,676,000         104,327,000
  Depreciation and amortization                          27,820,000         22,790,000           77,925,000          61,112,000
  Premium taxes                                           6,758,000          5,396,000           17,470,000          16,318,000
  Interest                                                8,449,000          6,655,000           22,314,000          18,709,000
                                                     --------------     --------------      ---------------     ---------------
                                                        899,653,000        701,503,000        2,448,906,000       2,071,371,000
                                                     --------------     --------------      ---------------     ---------------
Income before income taxes and
  minority interests                                     83,355,000         48,757,000          228,885,000         100,988,000
Income taxes                                             30,500,000         19,000,000           83,200,000          39,200,000
                                                     --------------     --------------      ---------------     ---------------

Income before minority interests                         52,855,000         29,757,000          145,685,000          61,788,000
Minority interests                                       11,160,000          5,358,000           30,697,000          11,355,000
                                                     --------------     --------------      ---------------     ---------------
Net income                                               41,695,000         24,399,000          114,988,000          50,433,000
                                                     --------------     --------------      ---------------     ---------------
Other comprehensive income, net of tax
    Unrealized gain (loss) on securities                 (4,152,000)         1,115,000           (5,071,000)          1,213,000
    Minimum pension liability adjustment                    (75,000)           175,000             (190,000)                  -
                                                     --------------     --------------      ---------------     ---------------
                                                         (4,227,000)         1,290,000           (5,261,000)          1,213,000
                                                     --------------     --------------      ---------------     ---------------
Comprehensive income                                 $   37,468,000     $   25,689,000      $   109,727,000     $    51,646,000
                                                     ==============     ==============      ===============     ===============
Net income per share (Note 2):
    Basic                                            $          .61     $          .38      $          1.75     $          0.79
                                                     ==============     ==============      ===============     ===============
    Diluted                                          $          .55     $          .37      $          1.59     $          0.77
                                                     ==============     ==============      ===============     ===============

Cash dividends per share                             $          .07     $          .06      $           .20     $           .18
                                                     ==============     ==============      ===============     ===============
Weighted average number of shares (Note 2):
    Basic                                                67,844,000         63,526,000           65,877,000          63,689,000
                                                     ==============     ==============      ===============     ===============
    Diluted                                              78,872,000         66,088,000           74,529,000          65,700,000
                                                     ==============     ==============      ===============     ===============

           See notes to condensed consolidated financial statements.

                        THE FIRST AMERICAN CORPORATION
                           AND SUBSIDIARY COMPANIES
                           ------------------------

                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                         September 30
                                                                            --------------------------------------
                                                                                  2001                   2000
                                                                            ---------------        ---------------
Cash flows from operating activities:
  Net income                                                                $   114,988,000        $    50,433,000
  Adjustments to reconcile net income to cash
   provided by operating activities-
    Provision for title losses and other claims                                 129,676,000            104,327,000
    Depreciation and amortization                                                77,925,000             61,112,000
    Minority interests in net income                                             30,697,000             11,355,000
    Other, net                                                                  (14,189,000)              (201,000)
  Changes in assets and liabilities excluding effects of
   company acquisitions and noncash transactions-
    Claims paid, including assets acquired, net of recoveries                  (113,069,000)           (98,582,000)
    Net change in income tax accounts                                            75,253,000             29,351,000
    Increase in accounts and accrued income receivable                          (71,788,000)           (14,031,000)
    Increase (decrease) in accounts payable and accrued liabilities              56,561,000            (15,382,000)
    Increase (decrease) in deferred revenue                                      15,269,000            (11,140,000)
    Other, net                                                                  (19,115,000)            (6,500,000)
                                                                            ---------------        ---------------
  Cash provided by operating activities                                         282,208,000            110,742,000
                                                                            ---------------        ---------------
Cash flows from investing activities:
  Net cash effect of company acquisitions/dispositions                          (15,407,000)           (39,908,000)
  Net increase in deposits with banks                                            (1,063,000)            (3,997,000)
  Net increase in loans receivable                                              (10,637,000)            (4,594,000)
  Purchases of debt and equity securities                                      (154,974,000)           (40,580,000)
  Proceeds from sales of debt and equity securities                              53,397,000             46,426,000
  Proceeds from maturities of debt securities                                    55,537,000             11,302,000
  Net decrease in other investments                                               4,560,000                972,000
  Capital expenditures                                                          (96,311,000)          (112,846,000)
  Proceeds from sale of property and equipment                                    1,766,000              1,509,000
                                                                            ---------------        ---------------
  Cash used for investing activities                                           (163,132,000)          (141,716,000)
                                                                            ---------------        ---------------
Cash flows from financing activities:
  Net change in demand deposits                                                  10,729,000             (1,963,000)
  Proceeds from issuance of debt                                                210,000,000              3,575,000
  Repayment of debt                                                             (22,357,000)           (16,661,000)
  Proceeds from exercise of stock options                                         9,173,000              1,546,000
  Repurchase of company shares                                                                         (20,758,000)
  Distributions to minority shareholders                                        (17,392,000)            (5,125,000)
  Cash dividends                                                                (13,401,000)           (11,423,000)
                                                                            ---------------        ---------------
  Cash provided by (used for) financing activities                              176,752,000            (50,809,000)
                                                                            ---------------        ---------------
Net increase (decrease) in cash and cash equivalents                            295,828,000            (81,783,000)
Cash and cash equivalents   - Beginning of year                                 300,905,000            350,010,000
                                                                            ---------------        ---------------
                            - End of third quarter                          $   596,733,000        $   268,227,000
                                                                            ===============        ===============
Supplemental information:
  Cash paid during the three quarters for:
    Interest                                                                $    18,525,000        $    17,722,000
    Premium taxes                                                           $    14,353,000        $    17,142,000
    Income taxes                                                            $    22,622,000        $    21,931,000
  Noncash investing and financing activities:
    Shares issued for stock bonus plan                                      $       225,000        $       226,000
    Shares issued for employee savings plan                                 $     8,283,000
    Liabilities incurred in connection with company acquisitions            $    36,750,000        $    44,740,000
    Purchase of minority interest                                           $     1,203,000        $    12,804,000
    Company acquisitions in exchange for common stock                       $    78,376,000

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

Note 2 - Earnings Per Share
---------------------------

                                                               For the Three Months Ended        For the Nine Months Ended
                                                                      September 30                      September 30
                                                             ---------------------------------------------------------------
                                                                 2001             2000             2001             2000
                                                             ---------------------------------------------------------------
Numerator:
Net Income-numerator for basic net income per share          $ 41,695,000     $ 24,399,000     $114,988,000     $ 50,433,000
Effect of dilutive securities
   Convertible debt - interest expense (net of tax)             1,783,000               --        3,441,000               --
                                                             ---------------------------------------------------------------
Net Income-numerator for dilutive net income per share       $ 43,478,000     $ 24,399,000     $118,429,000     $ 50,433,000
                                                             ===============================================================

Denominator
  Weighted average shares-denominator
   For basic net income per share                              67,844,000       63,526,000       65,877,000       63,689,000

Effect of dilutive securities:
  Employee stock options                                        2,418,000        2,562,000        3,320,000        2,011,000
  Convertible debt                                              8,610,000               --        5,332,000               --

                                                             ---------------------------------------------------------------
Denominator for diluted net income per share                   78,872,000       66,088,000       74,529,000       65,700,000
                                                             ===============================================================

Basic net income per share                                   $       0.61     $       0.38     $       1.75     $       0.79
                                                             ===============================================================
Diluted net income per share                                 $       0.55     $       0.37     $       1.59     $       0.77
                                                             ===============================================================

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

Assuming all of the current-year acquisitions (including CMSI) had occurred January 1, 2000, pro forma revenues, net income and net income per diluted share would have been $2.71 billion, $111.7 million and $1.46, respectively for the nine months ended September 30, 2001 and $2.21 billion, $48.8 million and $.71, respectively for the nine months ended September 30, 2000. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results exclude certain merger-related costs and are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future operating results.

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

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement addresses financial accounting and reporting for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and apply to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142. Management is in the process of assessing the impact of implementing SFAS 142 on the Company's earnings and financial position. Management estimates the adoption of the nonamortization provision of SFAS 142 will increase income before income taxes and minority interests in 2002 by $18.0 million, or $.20 per diluted share, excluding the effects of impairment, if any.


Note 4 - Segment Information
----------------------------

The Company's operations include three reportable segments. Selected financial information about the Company's operations by segment is as follows:

Operating revenues:

                                       Three Months Ended                             Nine Months Ended
                                          September 30                                  September 30
                            ----------------------------------------   --------------------------------------------
                                             ($000)                                        ($000)
                               2001        %        2000        %          2001         %         2000         %
                            ----------  -------  ----------  -------   ------------  -------  ------------  -------
Title Insurance                693,235       73     521,998       71      1,870,045       72     1,527,258       72
Real Estate Information        181,042       19     141,501       20        527,736       20       408,151       19
Consumer Information            78,499        8      66,991        9        213,188        8       191,162        9
                            ----------  -------  ----------  -------   ------------  -------  ------------  -------
  Total                     $  952,776      100  $  730,490      100   $  2,610,969      100  $  2,126,571      100
                            ==========  =======  ==========  =======   ============  =======  ============  =======

Income before income taxes and minority interests:

                                                Three Months Ended                             Nine Months Ended
                                                   September 30                                  September 30
                                     ----------------------------------------   --------------------------------------------
                                                      ($000)                                        ($000)
                                        2001        %        2000        %          2001         %         2000         %
                                     ----------  -------  ----------  -------   ------------  -------  ------------  -------
Title Insurance                       $  38,004       38   $  30,543       50    $   120,185       44   $    73,752       53
Real Estate Information                  50,112       51      19,915       33        126,298       47        36,030       26
Consumer Information                     10,742       11      10,347       17         24,278        9        28,876       21
                                     ----------  -------  ----------  -------   ------------  -------  ------------  -------
  Total before corporate expenses        98,858      100      60,805      100        270,761      100       138,658      100
                                                 =======              =======                 =======                =======
Corporate expenses                      (15,503)             (12,048)                (41,876)               (37,670)
                                     ----------           ----------            ------------           ------------
  Total                               $  83,355            $  48,757             $   228,885            $   100,988
                                     ==========           ==========            ============           ============


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