Form 10-K
period 2001-12-31
FIRST AMERICAN FINANCIAL CORP
filed 2002-03-29
CIK 36047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For	the transition period from _________________ to ___________________

Commission file number 0-3658

THE FIRST AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated in California	95-1068610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 First American Way, Santa Ana, California 92707-5913
(Address of principal executive offices) (Zip Code)

(714) 800-3000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common	New York Stock Exchange

Rights to Purchase Series A Junior Participating Preferred	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. § 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

On March 25, 2002, the aggregate market value of voting stock held by non-affiliates was $1,443,528,856.

On March 25, 2002, there were 70,426,457 shares of Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

This report includes 69 pages.

PART I

Item 1.    Business.

The Company

The First American Corporation (the Company) was organized in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company commenced issuing title insurance policies. In 1986, the Company began a diversification program by acquiring and developing business information companies closely related to the real estate transfer and closing process. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 800-3000. Unless the context otherwise indicates, the “Company,” as used herein, refers to The First American Corporation and its subsidiaries.

General

The Company, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company’s three primary segments are title insurance and services, real estate information and services, and consumer information and services. The title insurance segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax deferred exchanges and other related services. The real estate information segment provides tax monitoring, mortgage credit reporting, property database services, flood determinations, default management services and other real estate related services. The consumer information segment provides home warranties, property and casualty insurance, resident screening, pre-employment screening, substance abuse management and testing, specialized credit reporting, automotive insurance tracking and other services, investment advisory and trust and thrift services. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including but not limited to, flood zone determinations, based on the number of flood zone determination reports issued; mortgage credit reporting services, based on the number of credit reports issued; automotive credit reporting services, based on the number of credit reports issued; default management services, based on the number of foreclosure/bankruptcy cases reported; property database services, based on the number of inquiries; and resident screening, based on the number of reports issued. The Company also believes that it holds the number two market share position for title insurance, based on operating revenues; tax monitoring services, based on the number of loans under service; and home warranty services, based on the number of home protection contracts under service.

Substantially all of the revenues for the Company’s title insurance and real estate information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. The majority of the revenues for the Company’s consumer information segment are isolated from the volatility of real estate transactions. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, a large portion of the Company’s revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company’s operations into areas outside of the traditional real estate transfer and closing process.

The Title Insurance Segment

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

Title Policies.    Title insurance policies insure the interests of owners and their lenders in the title to real property against loss by reason of adverse claims to ownership of, or to defects, liens, encumbrances or other matters affecting such title which exist at the time a title insurance policy is issued and which were not excluded from the coverage of a title insurance policy. Title insurance policies are issued on the basis of a title report, which is prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

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

The Closing Process.    Title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction, title insurance is generally ordered on behalf of an insured by a real estate broker, lawyer, developer, lender or closer involved in the transaction. Once the order has been placed, a title insurance company or an agent conducts a title search to determine the current status of the title to the property. When the search is complete, the title company or agent prepares, issues and circulates a commitment or preliminary title report (“commitment”) to the parties to the transaction. The commitment summarizes the current status of the title to the property, identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

The closing function, sometimes called an escrow in western states, is often performed by a lawyer, an escrow company or a title insurance company or agent (such person or entity, the “closer”). Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is “closed.” The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. The seller and the buyer bear the risk during this time lag. Any matter affecting title which is discovered during this period would have to be dealt with to the title insurers’ satisfaction or the insurer would except the matter from the coverage afforded by the title policy. Before a closing takes place, however, the closer would request that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, would work with the seller to eliminate them so that the title insurer would issue the title policy subject only to those exceptions to coverage which are acceptable to the buyer and the buyer’s lender.

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

The Company’s Title Insurance Operations

Overview.    The Company, through First American Title Insurance Company and its subsidiaries, transacts the business of title insurance through a network of both direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted. The Company also offers title services in Australia, the Bahama Islands, Canada, England, Guam, Ireland, Mexico, Puerto Rico, Scotland, South Korea, the U.S. Virgin Islands and other countries abroad.

Based on industry statistics showing premiums written in 2000, the Company had the largest or second largest share of the title insurance market in 29 states and in the District of Columbia, and had a national market share of 22.9%. Industry statistics for 2001 are not currently available.

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

Sales and Marketing.    The Company markets its title insurance services to a broad range of customers. The Company believes that its primary source of business is from referrals from persons in the real estate community, such as independent escrow companies, real estate brokers, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. In addition to the referral market, the Company markets its title insurance services directly to large corporate customers and mortgage lenders. As title agents contribute a large portion of the Company’s revenues, the Company also markets its title insurance services to independent agents. The Company’s marketing efforts emphasize the quality and timeliness of its services, process innovation and its national presence.

While virtually all personnel in the Company’s title insurance business assist in marketing efforts, the Company maintains a sales force of more than 1,000 persons dedicated solely to marketing. This sales force, which is located throughout the Company’s branch office network, not only markets the Company’s title insurance services, but also certain of the Company’s other products. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has approximately 20 salespeople in its national accounts department. One of the responsibilities of the national accounts department sales personnel is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multistate basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

The Company’s increased commercial sales effort during the past decade has enabled the Company to expand its commercial business base. Because commercial transactions involve higher coverage amounts and yield higher premiums, commercial title insurance business generates greater profit margins than does residential title insurance business. Accordingly, the Company plans to continue to emphasize its commercial sales program.

Although sales outside of the United States account for a small percentage of the Company’s revenues, the Company believes that the acceptance of title insurance in foreign markets has increased in recent years. Accordingly, the Company plans to continue its international sales efforts, particularly in Canada, the United Kingdom and Australia.

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

Due to the high incidence of agency fraud in the title insurance industry during the late 1980s, the Company instituted measures to strengthen its agent selection and audit programs. In determining whether to engage an independent agent, the Company investigates the agent’s experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company has also increased the number of agent representatives and agent auditors that it employs. Agent representatives periodically visit agents and examine their books and records. In addition to periodic audits, a full agent audit will be triggered if certain “warning signs” are evident. Warning signs that can trigger an audit include the failure to implement Company-required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis.

Title Plants.    The Company’s network of title plants constitutes one of its principal assets. A title search is conducted by searching the public records or utilizing a title plant. While public records are indexed by reference to the names of the parties to a given recorded document, most title plants arrange their records on a geographic basis. Because of this difference, records of a title plant are generally easier to search. Most title plants also index prior policies, adding to searching efficiency. Many title plants are computerized. Certain offices of the Company utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. The Company believes its title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

The Company has significantly enhanced its investment in title plants through three business combinations. The first was the formation of a limited liability corporation (“LLC”) with Experian Group on January 1, 1998. Experian Group contributed to the LLC its real estate information division, which the Company believes is the nation’s leading operator of title plants. The second business combination was the acquisition of Data Tree in June 1998. Data Tree is a supplier of database management and document imaging systems. The third business combination was the formation of Data Trace Information Services. This business is 80% owned by the Company’s subsidiary, FARES, and 20% owned by LandAmerica. Data Trace Information Services is a provider of comprehensive title information delivery systems.

The Company’s title plants are carried on its balance sheet at original cost, which includes the cost of producing or acquiring interests in title plants or the appraised value of subsidiaries’ title plants at dates of acquisition for companies accounted for as purchases. Thereafter, the cost of daily maintenance of these plants is charged to expense as incurred. A properly maintained title plant has an indefinite life and does not diminish in value with the passage of time. Therefore, in accordance with generally accepted accounting principles, no provision is made for depreciation of these plants. Since each document must be reviewed and indexed into the title plant, such maintenance activities constitute a significant item of expense. The Company is able to offset title plant maintenance costs at its plants through joint ownership and access agreements with other title insurers and title agents.

Reserves for Claims and Losses.    The Company provides for title insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized. The resulting reserve for known claims and incurred but not reported claims reflects management’s best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported, and is considered by the Company to be adequate for such purpose.

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. The assets so acquired are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets. Notes, real estate and other assets purchased or otherwise acquired in settlement of claims, net of valuation reserves, totaled $25.1 million, $4.0 million and $0.3 million, respectively, as of December 31, 2001.

Reinsurance and Coinsurance.    The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance agreements, in consideration for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general rule, the Company does not retain more than $40 million of primary risk on any single policy. Under coinsurance agreements, each coinsurer is jointly and severally liable for the risk insured, or for so much thereof as is agreed to by the parties. The Company’s reinsurance activities account for less than 1.0% of its total title insurance operating revenues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 75 title insurance underwriters are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Title Insurance Company (which also includes Chicago Title, Ticor Title Insurance Company and Security Union Title Insurance Company) Land America Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Insurance Group. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

The Real Estate Information Segment

Overview.    As an adjunct to its title insurance business, in 1986 the Company embarked on a diversification program by acquiring and developing business information companies closely related to the real estate transfer and closing process. As a result of these diversification programs, the Company believes that it has become the nation’s leading provider of real estate information and related products, based on operating revenues.

The real estate information and services segment encompasses tax monitoring, mortgage credit reporting, property database services, flood determinations, default management services and other property information services.

Tax Monitoring.    The tax monitoring service, established by the Company in 1987, advises real property mortgage lenders of the status of property tax payments due on real estate securing their loans. With the acquisition of TRTS Data Services, Inc., in November 1991, the Company believes that it is the second largest provider of tax monitoring services in the United States.

Under a typical contract, a tax service provider monitors, on behalf of a mortgage lender, the real estate taxes owing on properties securing such lender’s mortgage loans for the life of such loans. In general, providers of tax monitoring services, such as the Company’s tax service, indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. Where a mortgage lender requires that tax payments be impounded on behalf of borrowers, providers of tax monitoring services, such as the Company’s tax service, may be required to monitor and oversee the transfer of these monies to the taxing authorities and provide confirmation to lenders that such taxes have been paid.

The Company’s primary source of tax service business is from large multistate mortgage lenders. The Company’s only major nationwide competitor in the tax service business is Transamerica Real Estate Tax Service. Because of its broad geographic coverage and the large number of mortgage loans not being serviced by a third party tax service provider, the Company believes that it is well positioned to increase its market share in the tax service market.

The fee charged to service each mortgage loan varies from region to region, but generally falls within the $45 to $105 price range and is paid in full at the time the contract is executed.| The Company recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the year the fee is received. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been negligible.

Mortgage Credit Reporting.    The Company’s mortgage credit reporting service provides credit information reports for mortgage lenders throughout the United States. These reports are derived from two or more credit bureau sources and are summarized and prepared in a standard form acceptable to mortgage loan originators and secondary mortgage purchasers. The Company’s credit reporting service has grown primarily through acquisitions. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metropolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired CREDCO, Inc. (now a division of First American Real Estate Solutions LLC). With the acquisition of First American CREDCO, Inc., the Company believes that it is now the largest mortgage credit reporting service in the United States, based on the number of credit reports issued.

Property Database Services.    This business was established in January 1998 when the Company and its real estate information service subsidiaries (other than Excelis, Inc.) (the “Real Estate Information Subsidiaries”) consummated a business transaction with Experian Group (“Experian”), pursuant to which First American Real Estate Solutions LLC (“FARES”) was established. Under the transaction, the Real Estate Information subsidiaries contributed substantially all of their assets and liabilities to FARES in exchange for an 80% ownership interest and Experian transferred substantially all of the assets and liabilities of its Real Estate Solutions division (“RES”) to FARES in exchange for a 20% ownership interest. RES is believed to be the nation’s foremost supplier of core real estate data, providing, among other things, property valuation information, title information, tax information and imaged title documents.

Adding to this business, in June 1998, the Company acquired Data Tree Corporation. Data Tree is a supplier of database management and document imaging systems to county recorders, other governmental agencies and the title industry.

In July 2000, the Company combined its Smart Title Solutions division (a division of RES) with the Datatrace division of LandAmerica Financial Group, Inc (“LandAmerica”). The combined entity, Data Trace Information Services, is 80% owned by the Company’s subsidiary, FARES, and 20% owned by LandAmerica. The Company believes that Data Trace Information Services is the nation’s most advanced and comprehensive title information delivery system.
In August 2000, the Company combined its RES division with the Intellitech real estate information business of Transamerica Corporation to form a new entity, First American Real Estate Solutions, L.P. This joint venture is 80% owned by the Company’s subsidiary, FARES, and 20% by Transamerica Corporation. The Company believes that this joint venture is the nation’s largest database of property characteristic information, supplying data and decision-support products to the real estate and mortgage finance industry.

Flood Determination.    In January 1995, the Company acquired Flood Data Services, Inc. (now a division of First American Real Estate Solutions LLC). This business furnishes to mortgage lenders flood zone determination reports, which provide information on whether or not property securing a loan is in a governmentally delineated special flood hazard area. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan. The Company believes it is the largest provider of flood zone determinations in the United States, based on the number of flood zone determination reports issued.

Default Management Services.    The default management business supports mortgage servicers and financial institutions in the handling of loss mitigation, foreclosure, REO and claims processing. With the acquisition in 2001 of LFC Nationwide, a leading provider of property preservation and field inspections, the Company believes it is now the nation’s leading provider of default management services, based on the number of foreclosure/bankruptcy cases reported.

Other Real Estate Information Products.    In April 1996, the Company acquired the Excelis Mortgage Loan Servicing System (MLS), now known as Excelis, Inc. Excelis MLS is the only commercially available real-time, online servicing system that has been developed since 1990 to meet increasingly sophisticated market demands. The software employs rules-based technology which enables the user to customize the system to fit its individual servicing criteria and policies.

In July 1998, the Company acquired ShadowNet Mortgage Technologies, LLC. ShadowNet is a provider of electronic mortgage preparation and delivery systems and now conducts business under the First American Nationwide Documents brand-name.

The Consumer Information Segment

Overview.    In 1998 the Company created this business segment to provide noncyclical, high margin services to a customer base outside the Company’s traditional clientele and to expand the Company’s opportunities for revenue consistency. This business segment provides home warranties, property and casualty insurance, resident screening, pre-employment screening, substance abuse management and testing, specialized credit reporting, automotive insurance tracking and other services, investment advisory and trust and thrift services.

Home Warranties.    The Company’s home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 90% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company’s home warranty business issues one-year warranties that protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company’s home warranty subsidiary currently charges approximately $245 to $420 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers, refrigerators and other items for charges ranging from approximately $25 to $160. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Arizona, California, Colorado, Georgia, Idaho, Illinois, Kansas, Louisiana, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah and Washington. The principal competitor of the Company’s home warranty business is American Home Shield, a subsidiary of Service Master L.P.

Property and Casualty Insurance.    Property and casualty insurance is offered by the consumer information segment through First American Property and Casualty Insurance Company, acquired as Five Star Holdings and Great Pacific Insurance Company. This business utilizes the Company’s distribution channels, allowing for cross selling through existing closing-service activities.

Resident Screening.    The multifamily resident screening service provides landlords with information regarding a housing applicant’s rental payment history, occupancy responsibilities, eviction actions, credit information and similar background data.

Pre-employment Screening.    The pre-employment screening service offers employers a variety of reports on prospective employees, providing information on criminal records, warrants, motor vehicle reports, credit reports, drug screens, education, prior employment, professional licenses and more.

Substance Abuse Management and Testing.    This business provides drug testing management for employers and is cross-marketed with the Company’s pre-employment screening services.

Specialized Credit Reporting.    The specialized credit reporting service provides credit information reports to non-mortgage lenders as well as direct to consumers. These reports are derived from two or more credit bureau sources and are summarized and prepared in an acceptable form. This service also provides subprime-consumer information and includes a database of credit records on consumers with flawed credit histories. This information is used to provide data to credit grantors such as furniture and appliance retailers, pay-day loan and check-advance stores, rent-to-own retailers and others.

Automotive Insurance Tracking and Other Services.    The automotive insurance tracking and other services business provides automotive vehicle insurance tracking, title storage and administration to auto lenders. With the acquisition of Credit Management Solutions, Inc., this business now also provides loan origination and decision application system technology.

Investment Advisory and Trust and Thrift Services.    The Company offers investment advisory services through its SEC registered investment management firm that manages equity and fixed-income securities.

Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. As of December 31, 2001, the trust operation was administering fiduciary and custodial assets having a market value in excess of $2.0 billion.

During 1988, the Company, through a majority owned subsidiary, acquired an industrial bank (the Thrift), formerly known as an industrial loan corporation, that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2001, the Thrift had approximately $91.3 million of demand deposits and $104.3 million of loans outstanding.

Loans made or acquired during the current year, by the Thrift, ranged in amount from $20,900 to $2,300,000. The average loan balance outstanding at December 31, 2001, was $357,033. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%. The Thrift specializes in making commercial real estate loans. In excess of 99.2% of the Thrift’s loans are made on a variable rate basis. The average yield on the Thrift’s loan portfolio as of December 31, 2001, was 9.73%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift’s primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Thrift’s average loan is 14 years in duration.

The performance of the Thrift’s loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2001, if all of such loans had been current in accordance with their original terms, totaled $9,091.

The following table sets forth the amount of the Thrift’s nonperforming loans as of the dates indicated.

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$94	$89	$707	$898	$287
Accruing loans past due 90 or more days
Troubled debt restructurings

Total	$94	$89	$707	$898	$287

Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $76,850 of potential problem loans in existence as of December 31, 2001.

The Thrift’s allowance for loan losses is established through charges to earnings in the form of provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management of the Thrift, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, the Company believes that, in light of the collateral securing its loan portfolio, the Thrift’s current allowance for loan losses is an adequate allowance against foreseeable losses.

The following table provides certain information with respect to the Thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,020	$905	$1,150	$1,185	$1,050

Charge-offs:
Real estate—mortgage	(140)	—	(346)	(164)	(136)
Assigned lease payments	(2)	(2)		(34)

	(142)	(2)	(346)	(198)	(136)

Recoveries:
Real estate—mortgage	—	9	—	—	6
Assigned lease payments	—	—	—	4	22

		9		4	28

Net charge-offs	142	7	(346)	(194)	(108)
Provision for losses	172	108	101	159	243

Balance at end of year	$1,050	$1,020	$905	$1,150	$1,185

Ratio of net charge-offs during the year to average loans outstanding during the year	.14%	(.01%)	.4%	.3%	.2%

The adequacy of the Thrift’s allowance for loan losses is based on formula allocations and specific allocations. Formula allocations are made on a percentage basis, which is dependent on the underlying collateral, the type of loan and general economic conditions. Specific allocations are made as problem or potential problem loans are identified and are based upon an evaluation by the Thrift’s management of the status of such loans. Specific allocations may be revised from time to time as the status of problem or potential problem loans changes.

The following table shows the allocation of the Thrift’s allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

	Year Ended December 31
	2001		2000		1999		1998		1997
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate—mortgage	$1,036	100	$1,002	100	$904	100	$1,100	100	$1,116	100
Real estate—construction
Assigned lease payments	—		—		—		—		39
Other	14		18		1		50		30

	$1,050	100	$1,020	100	$905	100	$1,150	100	$1,185	100

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

During the current year, some of the key acquisitions made by the Company in furtherance of this strategy were:

Acquired Entity	Principal Market(s)
Title Insurance:
Security First Title Affiliates	Florida

Real Estate Information Services:
LFC Nationwide(1)	Nationwide

Consumer Risk Management:
Credit Management Solutions, Inc.(2)	Nationwide
Substance Abuse Management, Inc.	Nationwide

(1)	Provides property inspection and preservation services and is included in the Company’s default management services business.

(2)	Provides loan origination and decisioning application system technology to auto lenders and is included in the Company’s automotive insurance tracking and other services business.

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

In 1999, the Company entered into the property casualty insurance business through the acquisitions of Great Pacific Insurance Company (included in the acquisition of National Information Group) and Five Star Holdings, Inc. The property and casualty business is subject to regulation by government agencies in the states in which they transact business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of “control” of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval. The Company is currently licensed to write property and casualty insurance in 46 states and the District of Columbia.

The Company’s home warranty business also is subject to regulation by insurance authorities in the states in which it conducts such business. The Company’s trust company and industrial loan company are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, as a federal savings bank, the Company’s trust company is regulated by the United States Department of the Treasury’s Office of Thrift Supervision, and the Company’s industrial loan company is regulated by the California Commissioner of Corporations.

Investment Policies

The Company invests primarily in cash equivalents, federal and municipal governmental securities, mortgage loans and investment grade debt and equity securities. The largely fixed income portfolio is classified in the Company’s financial statements as “available for sale.” In addition to the Company’s investment strategy, state laws impose certain restrictions upon the types and amounts of investments that may be made by the Company’s regulated subsidiaries.

Employees

The following table provides a summary of the total number of employees as of December 31, 2001:

Business	Number of Employees
Title Insurance	15,454
Real Estate Information	5,323
Consumer Information	1,820

Total	22,597

Item 2.    Properties.

In September 1999, the Company moved its executive offices to one of the newly constructed office buildings at MacArthur Place in Santa Ana, California. The Orange County branch and certain other operations of the Company’s title insurance segment moved into the two other buildings constructed on the site later in 1999. The three new buildings are in a campus environment and total approximately 210,000 square feet. The Company continues to own the two adjacent buildings in Santa Ana, California, which previously housed its executive offices. That location, comprising approximately 105,000 square feet of floor space, continues as the home of the company’s trust and banking division and the Company’s property and casualty insurance division. The Company also owns an 18,000 square foot building located across the street from that complex. This building is currently used primarily for storage.

The Company’s title insurance subsidiary, First American, and its subsidiaries, own or lease buildings or office space in more than 900 locations throughout the United States and abroad, principally for their respective title operations.

The Company’s real estate information subsidiary, First American Real Estate Information Services, Inc. (“FAREISI”), houses its national operations in a leased 231,000 square foot office building in Dallas, Texas. In 1999, the Company completed the construction of two office buildings in Poway, California. The two buildings total approximately 152,000 square feet and are located on a 17 acre parcel of land. The buildings are occupied by various divisions of FAREISI. In addition, FAREISI and its subsidiaries lease office space in more than 75 locations throughout the United States, principally for their respective operations.

The Company’s home warranty subsidiary owns 1.7 acres of land in Van Nuys, California, which contains a 20,000-square-foot office building, a 7,000-square-foot warehouse and a parking lot.

Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

Item 3.    Legal Proceedings.

On May 19, 1999, the State of California, the controller and insurance commissioner of the State of California filed a class action suit in the state court in Sacramento. Initially, the action sought to certify as a class of defendants all title and escrow companies doing business in California from 1970 to the present, including certain of the Company’s subsidiaries. The plaintiffs allege that the defendants: failed to give unclaimed property to the State of California on a timely basis; charged California home buyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and devised and carried out schemes, known as earnings credits, with financial institutions to receive interest on escrow funds deposited by defendants with financial institutions in demand deposits.

Since the initial filing of the suit, the California attorney general’s office, on behalf of the State, the controller and the insurance commissioner, indicated that it would not seek to certify a class of defendents, but would instead amend its suit to name an unspecified number of title underwriters and underwritten title companies. To date, the attorney general has neither amended the suit nor, to the Company’s knowledge, taken steps to progress with it, including the service of process on any party. The attorney general, however, has entered into settlement discussions with various title insurance underwriters, including certain of the Company’s subsidiaries. No settlement agreements have been signed, and certain material terms remain under discussion. Additionally, the attorney general has decided that all issues pertaining to escheat obligations will be dealt with through routine audits conducted by the controller’s office, rather than through the litigation filed by the attorney general.

Subsequent to the filing of this lawsuit, First American Title Insurance Company, a subsidiary of the Company, was named and served as a defendant in two private class actions in California courts. The allegations in those actions include some, but not all, of the allegations contained in the lawsuit discussed above. The private class actions independently seek injunctive relief, attorneys’ fees, damages and penalties in unspecified amounts. One of the private class actions has been dismissed. Counsel for the remaining class action has engaged in settlement discussions with the Company’s subsidiaries in an effort to resolve the class action at the same time and on similar terms as a resolution of the action filed by the attorney general. No settlement agreements have been signed, and certain material terms remain under discussion

The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial condition or results of operations.

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

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on March 7, 2002 was 3,681.

High and low stock prices and dividends for the last two years were as follows:

	2001		2000
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$34.91—$25.39	$.06	$13.94—$10.69	$.06
June 30	$26.55—$18.85	$.07	$17.44—$13.25	$.06
September 30	$20.45—$16.71	$.07	$22.44—$14.50	$.06
December 31	$21.07—$16.51	$.07	$32.88—$17.44	$.06

While the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The payment of dividends is subject to the restrictions described in Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Recent Sales of Unregistered Securities

In the last three years, the Company has issued unregistered shares of its common stock to the sellers of the businesses acquired on the dates listed below.

Date of Sale	Number of Shares	Consideration Received
February 25, 1999	69,584	$1,955,000

Item 6.    Selected Financial Data.

The selected consolidated financial data for the Company for the five-year period ended December 31, 2001, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1— Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$3,750,723	$2,934,255	$2,988,169	$2,943,880	$1,962,001
Income before cumulative effect of a change in accounting for tax service contracts (Note A)	$167,268	$82,223	$88,643	$201,527	$67,765
Cumulative effect of a change in accounting for tax service contracts (Note A)	—	—	$(55,640)	—	—
Net income	$167,268	$82,223	$33,003	$201,527	$67,765
Total assets	$2,837,263	$2,199,737	$2,116,414	$1,852,731	$1,220,377
Notes and contracts payable	$415,341	$219,838	$196,815	$143,466	$51,720
Mandatorily redeemable preferred securities	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$1,104,452	$870,237	$815,991	$762,265	$442,783
Return on average stockholders’ equity (Note B)	16.9%	9.8%	10.9%	33.4%	16.4%
Cash dividends on common shares	$18,210	$15,256	$15,840	$13,894	$14,035
Per share of common stock (Note C)—
Basic:
Income before cumulative effect of a change in accounting for tax service contracts	$2.51	$1.29	$1.37	$3.35	$1.19
Cumulative effect of a change in accounting for tax service contracts	—	—	(.86)	—	—

Net income	$2.51	$1.29	$.51	$3.35	$1.19

Diluted:
Income before cumulative effect of a change in accounting for tax service contracts	$2.27	$1.24	$1.34	$3.21	$1.16
Cumulative effect of a change in accounting for tax service contracts	—	—	(.84)	—	—

Net income	$2.27	$1.24	$.50	$3.21	$1.16

Stockholders’ equity	$16.08	$13.62	$12.54	$12.08	$7.74
Cash dividends	$.27	$.24	$.24	$.23	$.25
Number of common shares outstanding
Weighted average during the year
Basic	66,568	63,680	64,669	60,194	57,092
Diluted	75,834	66,050	66,351	62,720	58,482
End of year	68,694	63,887	65,068	63,120	57,186
Title orders opened (Note D)	1,930	1,241	1,334	1,585	1,173
Title orders closed (Note D)	1,405	975	1,120	1,210	886
Number of employees	22,597	20,346	20,065	19,669	13,156

All consolidated results reflect the 1999 acquistion of NAIG accounted for under the pooling-of-interests method of accounting.

Note A—See Note 1 to the consolidated financial statements for a description of the change in accounting for tax service contracts.

Note B—Return on average stockholders’ equity for 1999 excludes the cumulative effect of a change in accounting for tax service contracts from both net income and stockholders’ equity.

Note C—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note D—Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview—The majority of the revenues in the Company’s title insurance and real estate information segments, which today constitute 92% of the total revenue base, depend in large part, upon the level of real estate activity and the cost and availability of mortgage funds. Revenues for these segments result primarily from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. The remaining 8% of the Company’s total revenue base comes from the consumer information segment, which is isolated from the volatility of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Interest rate declines, which started in the fourth quarter of 1997, continued throughout 1998 and into 1999. This, coupled with relatively high consumer confidence, and a particularly strong California real estate market, resulted in record-setting revenues for the first half of 1999. However, commencing in the second quarter of 1999, new orders began to soften as rising interest rates led to a significant decline in refinance transactions, although residential resale and commercial activity remained relatively strong. During the second half of 1999, the trend of higher interest rates continued. Refinance activity, as well as residential resale orders, continued to decline. This, coupled with fourth quarter seasonal factors, led to a decrease in operating revenues for the fourth quarter of 1999 and resulted in a low inventory of open orders going into the first quarter of 2000. The Company instituted personnel reductions and other cost-containment programs during the latter part of 1999; however, because of separation costs, the benefits of these programs were not fully realized in 1999.

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

In 2001, mortgage interest rates decreased to levels comparable to rates experienced in 1998. Refinance activity reached record levels and the demand for residential resale and new home sales continued to be very strong. All four quarters of 2001 compared favorably with the respective quarters of 2000. Closed order counts reached record levels resulting in record operating revenues of $3.66 billion. Income before income taxes and minority interests was $329.5 million, net income was $167.3 million, and diluted earnings per share were $2.27. Equity surpassed the $1.1 billion mark at December 31, 2001.

Operating revenues—A summary by segment of the Company’s operating revenues is as follows:

	2001	%	2000	%	1999	%
	(in thousands, except percentages)
Title Insurance:
Direct operations	$1,463,303	40	$1,083,112	38	$1,067,133	36
Agency operations	1,185,691	32	983,937	34	1,086,746	37

	2,648,994	72	2,067,049	72	2,153,879	73
Real Estate Information	723,840	20	558,147	19	575,694	20
Consumer Information	290,152	8	252,332	9	206,623	7

	$3,662,986	100	$2,877,528	100	$2,936,196	100

Operating revenues from direct title operations increased 35.1% in 2001 over 2000 and 1.5% in 2000 over 1999. The increase in 2001 over 2000 was attributable to a 44.1% increase in the number of title orders closed by the Company’s direct operations, offset in part by a decrease in the average revenues per order closed. The increase in 2000 over 1999 was attributable to an increase in the average revenues per order closed, offset in part by a 12.9% decrease in the number of title orders closed. The Company’s direct title operations closed 1,404,600, 975,000 and 1,119,900 title orders during 2001, 2000 and 1999, respectively. The average revenues per order closed were $1,042, $1,111 and $953 for 2001, 2000 and 1999, respectively, representing a decrease of 6.2% in 2001 from 2000 and an increase of 16.6% in 2000 over 1999. The fluctuations noted in closed orders and average revenues per order closed were primarily attributable to the relative changes in the volume of refinance transactions year-over-year, as mentioned above. Operating revenues from agency title operations increased 20.5% in 2001 over 2000 and decreased 9.5% in 2000 from 1999. These fluctuations were primarily attributable to the same factors affecting direct title operations compounded by the inherent delay in the reporting of transactions by agents.

Real estate information operating revenues increased 29.7% in 2001 over 2000 and decreased 3.0% in 2000 from 1999. These fluctuations were primarily attributable to the same factors affecting title insurance mentioned above, as well as acquisition activity. Operating revenues of $30.6 million and $32.1 million were contributed by new acquisitions in 2001 and 2000, respectively. The Company’s tax service division defers the tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio on a quarterly basis to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments and may adjust the rates to reflect current trends. During the current year, the amortization rates remained relatively unchanged.

Consumer information operating revenues increased 15.0% in 2001 over 2000 and 22.1% in 2000 over 1999. These increases were primarily attributable to an increased awareness and acceptance of this business segment’s products, increased market share and acquisition activity. The increase in 2001 over 2000 was offset in part by a $13.4 million decrease in revenues at the Company’s property and casualty insurance division, as a result of the previously announced exit of the lender-placed homeowner’s insurance business. Excluding this item, operating revenues increased 20.3% in 2001 over 2000. Operating revenues of $22.1 million and $15.0 million were contributed by new acquisitions in 2001 and 2000, respectively.

Investment and other income—Investment and other income increased $31.0 million in 2001 over 2000 and $4.8 million in 2000 over 1999. The increase in 2001 over 2000 was primarily due to a $23.4 million increase in equity in earnings of unconsolidated affiliates, $3.8 million in increased interest income and a $2.5 million increase in realized investment gains. The increase in 2000 over 1999 was primarily due to a 4.6% increase in the average investment portfolio balance, investment gains totaling $5.7 million relating to the joint venture agreements with LandAmerica Financial Group, Inc, and Transamerica Corporation (see Note 18 to the consolidated financial statements) and $2.5 million of interest income contributed by a new acquisition in the United Kingdom, offset in part by a $4.3 million realized investment loss and reduced equity in earnings of unconsolidated affiliates. See Note 8 to the consolidated financial statements for additional information.

Salaries and other personnel costs—A summary by segment of the Company’s salaries and other personnel costs is as follows:

	2001	%	2000	%	1999	%
	(in thousands, except percentages)
Title Insurance	$893,615	71	$721,417	71	$729,720	71
Real Estate Information	261,110	20	231,751	23	231,696	22
Consumer Information	84,688	7	67,920	7	59,106	6
Corporate	24,038	2	(6,322)	(1)	14,250	1

	$1,263,451	100	$1,014,766	100	$1,034,772	100

The Company’s title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment’s growth in operations that specialize in builder and lender business has created ongoing fixed costs required to service accounts.

Title insurance personnel expenses increased 23.9% in 2001 over 2000 and decreased 1.1% in 2000 from 1999. The increase in 2001 over 2000 was primarily due to: an increase in staff in the production area, where the title company experienced a 50.5% increase in total order volume; increased commissions associated with the increase in closed orders; $3.0 million in severance related to the consolidation of certain back-office functions; and costs associated with new acquisitions; offset in part by cost-containment measures. The decrease in 2000 from 1999 was primarily due to staff reductions in the production area (which reflects the decrease in total order volume), the restructuring of the Company’s principal pension plan and the consolidation of certain administrative functions within the title company’s regional structure, offset in part by personnel costs associated with new acquisitions. The restructuring of the Company’s pension plan contributed $11.8 million to the decrease in title personnel expenses (see Note 11 to the consolidated financial statements). Personnel expenses associated with new acquisitions totaled $15.6 million for 2001 and $36.6 million for 2000. The Company’s direct title operations opened 1,930,300, 1,240,700 and 1,334,100 orders in 2001, 2000 and 1999, respectively, representing an increase of 55.6% in 2001 over 2000 and a decrease of 7.0% in 2000 from 1999. From an efficiency standpoint, personnel costs as a percentage of net operating revenues were 52.9% in 2001, 56.6% in 2000 and 56.9% in 1999.

Real estate information personnel expenses increased 12.7% in 2001 over 2000 and stayed relatively constant in 2000 when compared with 1999. The increase in 2001 over 2000 was primarily due to personnel costs (primarily bonuses, commissions, overtime pay and temporary help) associated with the significant increase in business volume, as well as costs associated with new acquisitions, offset in part by cost-containment programs. Personnel expenses in 2000 remained relatively flat when compared with 1999, primarily as a result of staff reductions and the restructuring of the Company’s principal pension plan, offset by personnel costs associated with new acquisitions. The restructuring of the Company’s pension plan reduced personnel expenses in 2000 by $3.0 million when compared with 1999. Personnel costs associated with new acquisitions were $3.2 million for 2001 and $15.1 million for 2000. From an efficiency standpoint, personnel costs as a percentage of net operating revenues were 36.1% in 2001, 41.5% in 2000 and 40.2% in 1999.

Consumer information personnel expenses increased 24.7% in 2001 over 2000 and 14.9% in 2000 over 1999. These increases were primarily attributable to additional personnel required to service the increased business volume and acquisition activity. The increase for 2000 was offset in part by a $0.8 million reduction in personnel expenses related to the restructuring of the Company’s pension plan. Personnel expenses associated with new acquisitions were $10.1 million for 2001 and $4.8 million for 2000, respectively.

Corporate personnel expenses increased $30.4 million in 2001 over 2000 and decreased $20.6 million in 2000 from 1999. These fluctuations were primarily attributable to a reduction of $23.7 million in 2000 resulting from the restructuring of the Company’s pension plan.

Premiums retained by agents—A summary of agent retention and agent revenues is as follows:

	2001	2000	1999
	(in thousands, except percentages)
Agent retention	$960,215	$791,940	$871,036

Agent revenues	$1,185,691	$983,937	$1,086,746

% Retained by agents	81.0%	80.5%	80.2%

The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations.

Other operating expenses—A summary by segment of the Company’s other operating expenses is as follows:

	2001	%	2000	%	1999	%
	(in thousands, except percentages)
Title Insurance	$474,127	55	$363,807	53	$327,182	48
Real Estate Information	262,190	31	231,975	33	240,469	36
Consumer Information	108,203	13	92,631	13	82,514	12
Corporate	9,084	1	9,259	1	28,691	4

	$853,604	100	$697,672	100	$678,856	100

Title insurance other operating expenses (principally direct operations) increased 30.3% in 2001 over 2000 and 11.2% in 2000 over 1999. The increase in 2001 over 2000 was primarily due to $8.8 million of costs associated with new acquisitions, as well as incremental costs (i.e., messenger costs, reproduction costs, title plant maintenance costs, etc.) associated with servicing the 50.5% increase in total order volume. The increase in 2000 over 1999 was primarily due to $19.7 million of costs associated with new acquisitions and $15.2 million of lease expense related to a sale-leaseback agreement entered into in December 1999.

Real estate information other operating expenses increased 13.0% in 2001 over 2000 and decreased 3.5% in 2000 from 1999. The increase in 2001 over 2000 was primarily due to costs incurred to service the increase in business volume, charges of $1.8 million relating to the restructuring of the Company’s field service division, impaired asset write-offs totaling $2.6 million at the appraisal division and $19.5 million in costs associated with new acquisitions. The decrease in 2000 from 1999 was primarily due to a reduction in costs resulting from the Company’s cost-containment programs, offset in part by $15.5 million of costs associated with new acquisitions.

Consumer information other operating expenses increased 16.8% in 2001 over 2000 and 12.3% in 2000 over 1999. These increases were primarily attributable to costs incurred servicing the increased business volume, as well as acquisition activity. Contributing to the increase for 2001 were $3.6 million of costs incurred to exit the lender-placed homeowner’s insurance business at the Company’s property and casualty insurance division. Other operating expenses associated with new acquisitions were $11.8 million in 2001 and $4.1 million in 2000.

Corporate other operating expenses remained relatively constant in 2001 compared with 2000 and decreased 67.7% in 2000 from 1999. The decrease in 2000 from 1999 was primarily due to $10.8 million of nonrecurring, merger-related charges incurred in the NAIG acquisition in 1999 and Y2K costs incurred in 1999.

Provision for title losses and other claims—A summary by segment of the Company’s provision for title losses and other claims is as follows:

	2001	%	2000	%	1999	%
	(in thousands, except percentages)
Title Insurance	$113,812	63	$75,790	54	$65,925	57
Real Estate Information	8,199	5	9,094	6	10,391	9
Consumer Information	58,635	32	56,748	40	39,902	34

	$180,646	100	$141,632	100	$116,218	100

The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense (the loss rate) is calculated by the Company based on historical experience and other factors, including changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. Management monitors the adequacy of the estimated loss reserves on a quarterly basis using a variety of techniques, including actuarial models, and adjusts the loss rate as necessary.

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues (excluding the one-time 2001 adjustment mentioned below), was 4.0% in 2001, 3.7% in 2000 and 3.1% in 1999. The increase in 2001 over 2000 reflected adverse claims development, offset in part by the shift in current year revenue mix from resale to refinance, which is generally less claims intensive. The increase in 2000 over 1999 reflected the shift in revenue mix from refinance to resale, which is generally more claims intensive. During the third quarter of 2001, the Company recorded a $7.9 million adjustment to a purchase accounting estimate for loss reserves at one of its title insurance subsidiaries, which was purchased in 1998. This adjustment strengthened loss reserves to reflect subsequent adverse developement.

The provision for consumer information losses principally reflects home warranty claims. The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 53.1% in 2001, 52.8% in 2000 and 49.8% in 1999. These increases were primarily due to increases in the average number of claims per contract, which was primarily attributable to the expansion of this business into new geographical markets. The Company’s management has been eliminating high-cost contractors that are servicing claims in new geographic areas and achieving positive results. The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, has steadily declined throughout the current year, from a high of 56.2% in the first quarter of 2001, to 48.3% in the fourth quarter of 2001.

Depreciation and amortization—Depreciation and amortization, as well as capital expenditures, are summarized in Note 19 to the consolidated financial statements.

Premium taxes—A summary by pertinent segment of the Company’s premium taxes is as follows:

	2001	%	2000	%	1999	%
	(in thousands, except percentages)
Title Insurance	$22,762	92	$20,289	90	$21,265	93
Consumer Information	2,078	8	2,284	10	1,632	7

	$24,840	100	$22,573	100	$22,897	100

Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a “premium” tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s underwritten title company (noninsurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level is composed of a combination of premium taxes and state income taxes. Premium taxes attributable to title insurance operations, as a percentage of title insurance operating revenues, were approximately 1.0% for 2001, 2000 and 1999, respectively.

Interest—Interest expense increased 18.1% in 2001 over 2000 and 46.4% in 2000 over 1999. The increase in 2001 over 2000 was primarily due to the issuance of the Company’s $210.0 million senior convertible debentures in April of 2001. The increase in 2000 over 1999 was primarily due to interest expense associated with debt incurred in connection with company acquisitions.

Income before income taxes, minority interests and cumulative effect of a change in accounting principle—A summary by segment is as follows:

	2001	%	2000	%	1999	%
	(in thousands, except percentages)
Title Insurance	$170,737	44	$93,205	50	$128,738	58
Real Estate Information	184,042	47	58,110	31	65,342	29
Consumer Information	32,954	9	35,198	19	27,652	13

	387,733	100	186,513	100	221,732	100

Corporate	(58,193)		(32,637)		(51,760)

	$329,540		$153,876		$169,972

The Company’s title insurance profit margins vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. For example, commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Further, profit margins from refinancing activities are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for, refinancing transactions. Cancellations of title orders adversely affect profits because costs are incurred in opening and processing such orders but revenues are not generated. Also, the Company’s direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company’s direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Real estate information profits are generally unaffected by the type of real estate activity but increase as the volume of residential real estate loan transactions increases. Consumer information profits increase as the volume of transactions increases and are not affected by the volatility of real estate transactions. In general, the title insurance business is a lower-margin business when compared with the Company’s other segments. The lower margins reflect the high fixed cost of producing title evidence, whereas the corresponding revenues are subject to regulatory and competitive pricing constraints. Corporate expenses increased $25.6 million in 2001 over 2000 and decreased $19.1 million in 2000 from 1999. The increase in 2001 over 2000 was primarily due the previously disclosed $23.7 million reduction in expenses in 2000 resulting from the restructuring of the Company’s pension plan, as well as increased interest expense in 2001 due primarily to the issuance of the Company’s $210.0 million senior convertible debentures in April of 2001, offset in part by an increase in equity in earnings of unconsolidated affiliates. The decrease in 2000 from 1999 was primarily attributable to the restructuring of the Company’s pension plan and a decrease in equity in earnings of unconsolidated affiliates.

Income taxes—The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for noninsurance subsidiaries, was 35.7%, 35.5% and 36.7% for 2001, 2000 and 1999, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 9 to the consolidated financial statements.

Minority interests—Minority interests in net income of consolidated subsidiaries increased $27.8 million in 2001 over 2000 and decreased $2.1 million in 2000 from 1999. These fluctuations were primarily due to the relative changes in the operating results of the Company’s joint venture with Experian.

Net income—Net income and per share information are summarized as follows:

	2001	2000	1999
	(in thousands, except per share amounts)

Income before cumulative effect of a change in accounting for tax service contracts	$167,268	$82,223	$88,643

Net income	$167,268	$82,223	$33,003

Per share of common stock:
Income before cumulative effect of a change in accounting for tax service contracts:
Basic	$2.51	$1.29	$1.37

Diluted	$2.27	$1.24	$1.34

Net income:
Basic	$2.51	$1.29	$.51

Diluted	$2.27	$1.24	$.50

Weighted-average shares:
Basic	66,568	63,680	64,669

Diluted	75,834	66,050	66,351

Liquidity and Capital Resources

Cash provided by operating activities amounted to $388.2 million, $141.4 million and $173.2 million for 2001, 2000 and 1999, respectively, after net claim payments of $153.4 million, $135.4 million and $119.3 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2001, were for capital expenditures, additions to the investment portfolio, company acquisitions in 2000 and 1999, dividends and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the issuance of the Company’s $210.0 million senior convertible debentures (see Note 7 to the consolidated financial statements), proceeds from the sales and maturities of certain investments, and proceeds in 2000 and 1999 from the sale-leaseback of certain property and equipment. The net effect of all activities on total cash and cash equivalents was an increase of $344.3 million for 2001 and decreases of $49.1 million and $31.3 million for 2000 and 1999, respectively.

On October 12, 2001, the Company entered into a credit agreement that provided for a $200.0 million line of credit. This agreement supercedes the Company’s prior credit agreements that were to expire in July 2002. Under the terms of the new credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The Company’s line of credit was unused at December 31, 2001.

Notes and contracts payable, as a percentage of total capitalization, was 23.7% as of December 31, 2001, as compared with 16.9% as of the prior year end. This increase was primarily attributable to the issuance of the $210.0 million senior convertible debentures, offset in part by an increase in the capital base primarily due to net income for the year. Notes and contracts payable are more fully described in Note 7 to the consolidated financial statements.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2001, is as follows:

	Notes and contracts payable	Operating leases	Mandatorily reedemable preferred securities	Total

	(in thousands)
2002	$26,589	$116,449	$—	$143,038
2003	26,063	100,024	—	126,087
2004	19,660	73,566	—	93,226
2005	12,138	56,933	—	69,071
2006	9,480	39,923	—	49,403
Later Years	321,411	72,959	100,000	494,370

	$415,341	$459,854	$100,000	$975,195

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2002 from its insurance subsidiaries is $197.7 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations (see Note 2 to the consolidated financial statements).

Due to the Company’s significant liquid-asset position and its consistent ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements. The Company’s financial position will enable management to react to future opportunities for acquisitions or other investments in support of the Company’s continued growth and expansion.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain other financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2001, the Company had equity securities with a book value of $52.0 million and fair value of $52.0 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(in thousands)
Interest-Rate Sensitive Assets
Deposits with Savings and Loan Associations and Banks
Book Value	$27,597	—	—	—	—	—	$27,597	$27,597
Average Interest Rate	2.35%	—	—	—	—	—	2.35%	100.00%
Debt Securities
Book Value	$37,758	$41,346	$15,838	$6,806	$11,861	$139,295	$252,904	$257,045
Average Interest Rate	5.00%	5.40%	6.20%	5.80%	5.60%	6.00%	—	101.64%
Loans Receivable
Book Value	$2,584	$1,818	$1,020	$456	$3,596	$94,790	$104,264	$104,300
Average Interest Rate	9.52%	8.81%	9.76%	10.13%	9.48%	8.63%	—	100.03%
Interest-Rate Sensitive Liabilities
Variable Rate Demand Deposits
Book Value	$15,292	—	—	—	—	—	$15,292	$15,292
Average Interest Rate	5.09%	—	—	—	—	—	—	100.00%
Fixed Rate Demand Deposits
Book Value	$51,351	$16,093	$6,853	$844	$852		$75,993	$77,016
Average Interest Rate	5.09%	5.04%	5.19%	7.14%	5.48%	—	—	101.35%
Notes and Contracts Payable
Book Value	$26,589	$26,063	$19,660	$12,138	$9,480	$321,411	$415,341	$426,604
Average Interest Rate	8.14%	7.69%	8.93%	9.30%	8.67%	5.54%	—	102.71%
Mandatorily Redeemable Preferred Securities
Book Value	—	—	—	—	—	$100,000	$100,000	$100,000
Average Interest Rate						8.50%		100.00%

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of recognizing revenue for tax service contracts in 1999.

PR	ICEWATERHOUSECOOPERS LLP

Orange County, California
February 13, 2002

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000
ASSETS
Cash and cash equivalents	$645,240,000	$300,905,000

Accounts and accrued income receivable, less allowances ($39,107,000 and $34,243,000)	273,090,000	204,177,000

Income taxes receivable	—	19,472,000

Investments:
Deposits with savings and loan associations and banks	27,597,000	31,900,000
Debt securities	257,045,000	209,407,000
Equity securities	52,014,000	58,720,000
Other long-term investments	113,995,000	92,703,000

	450,651,000	392,730,000

Loans receivable	104,264,000	94,452,000

Property and equipment, at cost:
Land	43,018,000	42,463,000
Buildings	173,878,000	168,897,000
Furniture and equipment	555,724,000	450,838,000
Less—accumulated depreciation	(299,615,000)	(227,110,000)

	473,005,000	435,088,000

Title plants and other indexes	308,027,000	290,072,000

Deferred income taxes	22,221,000	11,519,000

Goodwill and other intangibles, less accumulated amortization ($62,828,000 and $43,257,000)	432,823,000	346,156,000

Other assets	127,942,000	105,166,000

	$2,837,263,000	$2,199,737,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$91,285,000	$81,289,000
Accounts payable and accrued liabilities:
Accounts payable	30,544,000	32,285,000
Salaries and other personnel costs	124,789,000	85,987,000
Pension and other retirement plans	96,409,000	57,718,000
Other	121,428,000	91,577,000

	373,170,000	267,567,000

Deferred revenue	294,227,000	261,673,000

Reserve for known and incurred but not reported claims	314,777,000	284,607,000

Income taxes payable	13,342,000	—

Notes and contracts payable	415,341,000	219,838,000

Minority interests in consolidated subsidiaries	130,669,000	114,526,000

Commitments and contingencies (Note 13)
Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% deferrable interest subordinated notes Due 2012	100,000,000	100,000,000

Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500,000 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000,000 shares; Outstanding—68,694,000 and 63,887,000 shares	68,694,000	63,887,000
Additional paid-in capital	271,403,000	172,468,000
Retained earnings	777,971,000	628,913,000
Accumulated other comprehensive (loss) income	(13,616,000)	4,969,000

Total stockholders’ equity	1,104,452,000	870,237,000

	$2,837,263,000	$2,199,737,000

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2001	2000	1,999
Revenues:
Operating revenues	$3,662,986,000	$2,877,528,000	$2,936,196,000
Investment and other income	87,737,000	56,727,000	51,973,000

	3,750,723,000	2,934,255,000	2,988,169,000

Expenses:
Salaries and other personnel costs	1,263,451,000	1,014,766,000	1,034,772,000
Premiums retained by agents	960,215,000	791,940,000	871,036,000
Other operating expenses	853,604,000	697,672,000	678,856,000
Provision for title losses and other claims	180,646,000	141,632,000	116,218,000
Depreciation and amortization	108,348,000	86,336,000	77,031,000
Premium taxes	24,840,000	22,573,000	22,897,000
Interest	30,079,000	25,460,000	17,387,000

	3,421,183,000	2,780,379,000	2,818,197,000

Income before income taxes, minority interests and cumulative effect of a change in accounting principle	329,540,000	153,876,000	169,972,000
Income taxes	117,500,000	54,700,000	62,300,000

Income before minority interests and cumulative effect of a change in accounting principle	212,040,000	99,176,000	107,672,000
Minority interests	44,772,000	16,953,000	19,029,000

Income before cumulative effect of a change in accounting principle	167,268,000	82,223,000	88,643,000
Cumulative effect of a change in accounting for tax service contracts, net of income taxes and minority interests (Note 1)	—	—	(55,640,000)

Net income	167,268,000	82,223,000	33,003,000

Other comprehensive (loss) income, net of tax (Note 16):
Unrealized (loss) gain on securities	(3,852,000)	1,880,000	(4,283,000)
Minimum pension liability adjustment	(14,733,000)	(1,129,000)	763,000

	(18,585,000)	751,000	(3,520,000)

Comprehensive income	$148,683,000	$82,974,000	$29,483,000

Per share amounts: (Note 10)
Basic:
Income before cumulative effect of a change in accounting for tax service contracts	$2.51	$1.29	$1.37
Cumulative effect of a change in accounting for tax service contracts	—	—	(.86)

Net income	$2.51	$1.29	$.51

Diluted:
Income before cumulative effect of a change in accounting for tax service contracts	$2.27	$1.24	$1.34
Cumulative effect of a change in accounting for tax service contracts	—	—	(.84)

Net income	$2.27	$1.24	$.50

Weighted-average common shares outstanding (Note 10):
Basic	66,568,000	63,680,000	64,669,000
Diluted	75,834,000	66,050,000	66,351,000

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 1998	63,120,000	$63,120,000	$146,624,000	$544,783,000	$7,738,000	$762,265,000
Net income for 1999	—	—	—	33,003,000	—	33,003,000
Cash dividends on common shares	—	—	—	(15,840,000)	—	(15,840,000)
Shares issued in connection with company acquisitions	1,398,000	1,398,000	27,195,000	—	—	28,593,000
Shares issued in connection with option, benefit and savings plans	794,000	794,000	13,789,000	—	—	14,583,000
Purchase of Company shares	(244,000)	(244,000)	(2,849,000)	—	—	(3,093,000)
Other comprehensive loss	—	—	—	—	(3,520,000)	(3,520,000)

Balance at December 31, 1999	65,068,000	65,068,000	184,759,000	561,946,000	4,218,000	815,991,000
Net income for 2000	—	—	—	82,223,000	—	82,223,000
Cash dividends on common shares	—	—	—	(15,256,000)	—	(15,256,000)
Shares issued in connection with company acquisitions	125,000	125,000	2,375,000	—	—	2,500,000
Shares issued in connection with option, benefit and savings plans	474,000	474,000	4,339,000	—	—	4,813,000
Purchase of Company shares	(1,780,000)	(1,780,000)	(19,005,000)	—	—	(20,785,000)
Other comprehensive income	—	—	—	—	751,000	751,000

Balance at December 31, 2000	63,887,000	63,887,000	172,468,000	628,913,000	4,969,000	870,237,000
Net income for 2001	—	—	—	167,268,000	—	167,268,000
Cash dividends on common shares	—	—	—	(18,210,000)	—	(18,210,000)
Shares issued in connection with company acquisitions	3,510,000	3,510,000	79,304,000	—	—	82,814,000
Shares issued in connection with option, benefit and savings plans	1,337,000	1,337,000	20,556,000	—	—	21,893,000
Purchase of Company shares	(40,000)	(40,000)	(925,000)	—	—	(965,000)
Other comprehensive loss	—	—	—	—	(18,585,000)	(18,585,000)

Balance at December 31, 2001	68,694,000	$68,694,000	$271,403,000	$777,971,000	$(13,616,000)	$1,104,452,000

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,268,000	$82,223,000	$33,003,000
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	180,646,000	141,632,000	116,218,000
Depreciation and amortization	108,348,000	86,336,000	77,031,000
Minority interests in net income	44,772,000	16,953,000	19,029,000
Cumulative effect of a change in accounting principle (Note 1)	—	—	55,640,000
Investment gains	(8,814,000)	(6,300,000)	(5,160,000)
Other, net	(9,996,000)	3,040,000	(1,164,000)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(153,373,000)	(135,398,000)	(119,279,000)
Net change in income tax accounts	39,232,000	26,447,000	(26,895,000)
(Increase) decrease in accounts and accrued income receivable	(63,668,000)	(16,100,000)	27,037,000
Increase (decrease) in accounts payable and accrued liabilities	68,920,000	(32,522,000)	1,745,000
Increase (decrease) in deferred revenue	30,383,000	(23,325,000)	25,189,000
Other, net	(15,471,000)	(1,568,000)	(29,175,000)

Cash provided by operating activities	388,247,000	141,418,000	173,219,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(18,935,000)	(37,621,000)	(73,700,000)
Net decrease in deposits with banks	4,427,000	4,137,000	7,648,000
Purchases of debt and equity securities	(188,738,000)	(41,384,000)	(92,463,000)
Proceeds from sales of debt and equity securities	52,147,000	51,578,000	88,219,000
Proceeds from maturities of debt securities	89,746,000	15,824,000	21,789,000
Net decrease in other long-term investments	13,025,000	2,148,000	6,797,000
Net increase in loans receivable	(9,812,000)	(7,114,000)	(15,303,000)
Capital expenditures	(141,804,000)	(158,466,000)	(212,588,000)
Net proceeds from sale of property and equipment	4,299,000	35,940,000	86,037,000

Cash used for investing activities	(195,645,000)	(134,958,000)	(183,564,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	9,996,000	446,000	13,439,000
Proceeds from issuance of notes	212,717,000	3,340,000	—
Repayment of debt	(34,235,000)	(25,401,000)	(14,897,000)
Purchase of Company shares	(965,000)	(20,785,000)	(3,093,000)
Proceeds from exercise of stock options	10,566,000	3,560,000	4,350,000
Proceeds from issuance of stock to employee benefit plans	160,000	—	4,794,000
Contributions from minority shareholders	—	4,500,000	—
Distributions to minority shareholders	(28,296,000)	(5,969,000)	(9,691,000)
Cash dividends	(18,210,000)	(15,256,000)	(15,840,000)

Cash provided by (used for) financing activities	151,733,000	(55,565,000)	(20,938,000)

Net increase (decrease) in cash and cash equivalents	344,335,000	(49,105,000)	(31,283,000)
Cash and cash equivalents—Beginning of year	300,905,000	350,010,000	381,293,000

Cash and cash equivalents—End of year	$645,240,000	$300,905,000	$350,010,000

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$28,323,000	$24,618,000	$19,454,000
Premium taxes	$20,349,000	$22,867,000	$27,527,000
Income taxes	$93,361,000	$38,842,000	$91,926,000
Noncash investing and financing activities:
Shares issued for benefits plans	$11,167,000	$1,253,000	$5,439,000
Company acquisitions in exchange for common stock	$82,814,000	$2,500,000	$26,638,000
Purchase of minority interest	$1,322,000	$12,804,000	$1,955,000
Liabilities in connection with company acquisitions	$34,596,000	$61,149,000	$96,305,000

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     Description of the Company:

The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company’s three primary business segments are title insurance and services, real estate information and services and consumer information and services. The title insurance segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products. The real estate information segment provides tax monitoring, mortgage credit reporting, property database services, flood certification, default management services, mortgage loan servicing systems, mortgage document preparation and other real estate related services. The consumer information segment provides home warranties, property and casualty insurance, resident screening, pre-employment screening, substance abuse management and testing, specialized credit reporting, automotive insurance tracking and other services, investment advisory and trust and thrift services.

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of The First American Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

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

Equity securities are carried at fair value and consist primarily of investments in marketable common stocks of corporate entities in which the Company’s ownership does not exceed 20.0%.

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

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Furniture and equipment includes computer software acquired and developed for internal use and for use with the Company’s products. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

Effective January 1, 1999, the Company adopted Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties. The adoption of SOP 98-1 did not have a material effect on the Company’s financial condition or results of operations.

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

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $29.4 million and $27.8 million at December 31, 2001 and 2000, respectively.

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

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principal Board (“APB”) Opinion No. 16, “Business Combinations.” All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS 141 apply to all business combinations initiated or closed after June 30, 2001. Management of the Company anticipates that the adoption of SFAS 141 will not have a material effect on the Company’s financial condition or results of operations.

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement addresses financial

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting and reporting for goodwill and other intangibles and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Goodwill and intangible assets that have indefinite lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and apply to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001, were subject immediately to nonamortization and amortization provisions of SFAS 142. Management is in the process of assessing the impact of implementing the impairment provision of SFAS 142 on the Company’s financial condition or results of operations. Management estimates that the adoption of the nonamortization provision of SFAS 142 will increase income before income taxes and minority interests in 2002 by $18.0 million, or $0.17 per diluted share, excluding the effects of impairment, if any.

Impairment of goodwill, loans receivable and other long-lived assets

The Company periodically reviews the carrying value of goodwill, loans receivable and other long-lived assets for impairment when events or circumstances warrant such a review.

To the extent that the undiscounted cash flows related to the businesses underlying the goodwill are less than the carrying value of the related goodwill, such goodwill will be reduced to fair value.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent.

To the extent that the undiscounted cash flows related to other long-lived assets are less than the assets’ carrying value, the carrying value of such assets is reduced to the assets’ fair value.

Reserve for known and incurred but not reported claims

The Company provides for title insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized. Title insurance losses and other claims associated with ceded reinsurance are provided for as the Company remains contingently liable in the event that the reinsurer does not satisfy its obligations. The reserve for known and incurred but not reported claims reflects management’s best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported. The process applied to estimated claim costs is subject to many variables, including changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. It is reasonably possible that a change in the estimate will occur in the future.

The Company provides for claims losses relating to its home warranty and property and casualty insurance businesses based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience. The average cost per property and casualty insurance claim is calculated using historical claims experience.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating revenues

Title Insurance — Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent.

Real Estate Information — In December 1999, the Company adopted Staff Accounting Bulletin No. 101 (SAB), “Revenue Recognition in Financial Statements.” The SAB, which became effective January 1, 1999, applies to the Company’s tax service operations and requires the deferral of the tax service fee and the recognition of that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. The SAB finalized a series of changes instituted by the Securities and Exchange Commission concerning revenue recognition policies. As a result of adopting the SAB, in 1999, the Company reported a charge of $55.6 million, net of income taxes and minority interests, as a cumulative change in accounting principle and reduced net income by $10.9 million, or $0.16 per diluted share. During the year ended December 31, 2001, the Company recognized $18.2 million in revenues that were included in the cumulative effect adjustment. Revenues earned by the other products in the real estate information segment are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Consumer Information — Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. Interest on loans with the Company’s thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the consumer information segment are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

Income taxes

Taxes are based on income for financial reporting purposes and include deferred taxes applicable to temporary differences between the financial statement carrying amount and the tax basis of certain of the Company’s assets and liabilities.

Earnings per share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares outstanding is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued.

Risk of real estate market

Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, the majority of the Company’s revenues can be adversely affected during periods of high interest rates and/or limited money supply.

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

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $18.1 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2001.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2002 is $197.7 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $534.2 million and $406.8 million at December 31, 2001 and 2000, respectively. Statutory net income for the years ended December 31, 2001, 2000 and 1999 was $118.7 million, $54.8 million and $71.2 million, respectively.

The National Association of Insurance Commissioners has established certain new statutory accounting practices, which became effective January 1, 2001. Adoption of the new practices did not have a material impact on the Company’s statutory financial condition or results of operations.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

		Gross unrealized
	Amortized cost	gains	losses	Estimated fair value
	(in thousands)
December 31, 2001
U.S. Treasury securities	$30,665	$1,525	$(111)	$32,079
Corporate securities	142,476	3,352	(1,161)	144,667
Obligations of states and political subdivisions	38,904	631	(175)	39,360
Mortgage-backed securities	40,859	120	(40)	40,939

	$252,904	$5,628	$(1,487)	$257,045

December 31, 2000
U.S. Treasury securities	$39,133	$1,303	$(46)	$40,390
Corporate securities	112,715	762	(1,319)	112,158
Obligations of states and political subdivisions	30,700	476	(160)	31,016
Mortgage-backed securities	26,354	27	(538)	25,843

	$208,902	$2,568	$(2,063)	$209,407

The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value

	(in thousands)
Due in one year or less	$32,556	$32,889
Due after one year through five years	80,356	82,406
Due after five years through ten years	71,671	73,297
Due after ten years	27,462	27,514

	212,045	216,106
Mortgage-backed securities	40,859	40,939

	$252,904	$257,045

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities are as follows:

		Gross unrealized
	Cost	gains	losses	Estimated fair value
	(in thousands)
December 31, 2001
Preferred stock:
Other	$3,965	$23	$(221)	$3,767
Common stocks:
Corporate securities	47,947	10,433	(10,253)	48,127
Other	108	12	—	120

	$52,020	$10,468	$(10,474)	$52,014

December 31, 2000
Preferred stock:
Other	$4,064	$17	$(417)	$3,664
Common stocks:
Corporate securities	44,842	14,711	(4,862)	54,691
Other	256	109	—	365

	$49,162	$14,837	$(5,279)	$58,720

The fair value of debt and equity securities was estimated using quoted market prices. Sales of debt and equity securities resulted in realized gains of $0.6 million, $2.2 million and $3.5 million; and realized losses of $0.6 million, $4.8 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2001	2000
	(in thousands)
Real estate—mortgage	$107,799	$97,080
Other	42	59

	107,841	97,139
Unearned income on lease contracts	(6)	(8)
Allowance for loan losses	(1,050)	(1,020)
Participations sold	(2,340)	(1,439)
Deferred loan fees, net	(181)	(220)

	$104,264	$94,452

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 10% for the years ended December 31, 2001 and 2000. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of loans receivable was $104.3 million and $94.6 million at December 31, 2001 and 2000, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable in each of the five years after December 31, 2001, are as follows:

Year	(in thousands)
2002	$2,584
2003	$1,818
2004	$1,020
2005	$456
2006	$3,596

NOTE 5.    Demand Deposits:

Passbook and investment certificate accounts are summarized as follows:

	December 31
	2001	2000
	(in thousands except percentages)
Passbook accounts	$15,292	$11,243

Certificate accounts:
Less than one year	51,351	54,381
One to five years	24,642	15,665

	75,993	70,046

	$91,285	$81,289

Annualized interest rates:
Passbook accounts	3%–6%	5%–6%
Certificate accounts	3%–8%	5%–8%

The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $77.0 million and $69.9 million at December 31, 2001 and 2000, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2001	2000	1999
	(in thousands)
Balance at beginning of year	$284,607	$273,724	$272,921

Provision related to:
Current year	181,346	144,103	122,311
Prior years	(700)	(2,471)	(6,093)

	180,646	141,632	116,218

Payments related to:
Current year	90,442	70,985	58,915
Prior years	61,079	63,235	54,029

	151,521	134,220	112,944

Other	1,045	3,471	(2,471)

Balance at end of year	$314,777	$284,607	$273,724

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions. Claims activity associated with reinsurance is not material and, therefore, not presented separately. “Payments related to current year” include $69.1 million, $61.0 million and $51.3 million in 2001, 2000 and 1999, respectively, that relate to the Company’s nontitle operations.

NOTE 7.    Notes and Contracts Payable:

	December 31
	2001	2000
	(in thousands)
4.5% senior convertible debentures, due April 2008	$210,000	—
7.55% senior debentures, due April 2028	99,522	$99,504
Other notes and contracts payable with maturities through 2009, average rate of 7.0%	105,819	120,334

	$415,341	$219,838

In April, 2001, the Company sold $210.0 million of 4.5% senior convertible debentures due 2008. The debentures are convertible into common shares of the Company at $28 per share. The Company may redeem some or all of the senior convertible debentures at any time on or after April 15, 2004. The Company has also issued debt that is convertible into shares of its common stock to finance certain acquisitions. This debt, which is included in “Other notes and contracts payable,” is convertible at the option of each note holder at a conversion price of $30 per share. The balance of this convertible debt was $33.4 million and $29.8 million at December 31, 2001 and 2000, respectively.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the Company entered into a credit agreement that provides for a $200.0 million line of credit. This agreement supercedes the Company’s prior credit agreements that were due to expire in July 2002. Under the terms of the credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit remains in effect until October 2006 and was unused at December 31, 2001.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2001, are as follows:

Year	(in thousands)
2002	$26,589
2003	$26,063
2004	$19,660
2005	$12,138
2006	$9,480

The fair value of notes and contracts payable was $426.6 million and $223.8 million at December 31, 2001 and 2000, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company’s notes and contracts payable was 6.0% and 8.0% at December 31, 2001 and 2000, respectively.

NOTE 8.    Investment and Other Income:

The components of investment and other income are as follows:

	2001	2000	1999
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$15,837	$14,319	$11,921
Debt securities	17,118	16,426	15,199
Other long-term investments	11,826	10,238	5,163

	44,781	40,983	32,283

Investment gains	8,814	6,300	5,160
Dividends on marketable equity securities	1,504	671	630
Equity in earnings of unconsolidated affiliates	25,013	1,589	3,553
Net (loss) gain on sales of debt and equity securities	(47)	(2,598)	1,854
Other	7,672	9,782	8,493

	$87,737	$56,727	$51,973

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Income Taxes:

Income taxes are summarized as follows:

	2001	2000	1999
	(in thousands)
Current:
Federal	$101,665	$20,906	$51,237
State	9,181	3,290	7,183
Foreign	2,136	1,540	—

	112,982	25,736	58,420

Deferred:
Federal	3,526	26,204	3,260
State	992	2,760	620

	4,518	28,964	3,880

	$117,500	$54,700	$62,300

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2001	2000	1999
	(in thousands)
Taxes calculated at federal rate	$99,669	$47,923	$52,830
Tax exempt interest income	(1,291)	(908)	(1,367)
Tax effect of minority interests	1,146	823	826
State taxes, net of federal benefit	7,430	3,936	5,071
Exclusion of certain meals and entertainment expenses	4,661	4,040	4,519
Other items, net	5,885	(1,114)	421

	$117,500	$54,700	$62,300

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	December 31
	2001	2000
	(in thousands)
Deferred tax assets:
Deferred revenue	$75,490	$64,584
Employee benefits	34,127	25,948
Bad debt reserves	12,901	8,822
Loss reserve	11,876	10,284
Accumulated other comprehensive income	7,332	(2,676)
Other	9,932	7,066

	151,658	114,028

Deferred tax liabilities:
Depreciable and amortizable assets	80,491	60,486
Investment gain	17,072	13,300
Claims and related salvage	28,353	24,632
State tax	1,468	2,038
Other	2,053	2,053

	129,437	102,509

Net deferred tax asset	$22,221	$11,519

For the year 2001, domestic and foreign pretax income from continuing operations was $278.3 million and $6.5 million, respectively.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $2.6 million, $1.0 million and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company had various foreign net operating loss carry forwards totaling approximately $4.0 million, which carry forward indefinitely.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Earnings Per Share:

The Company’s potential dilutive shares are stock options and convertible debt. Stock options are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net income and weighted average shares outstanding is as follows:

	2001	2000	1999
	(in thousands, except per share amounts)
Numerator:
Net income—numerator for basic net income per share	$167,268	$82,223	$33,003
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	5,247	—	—

Numerator for diluted net income per share	$172,515	$82,223	$33,003

Denominator:
Weighted-average shares—denominator for basic net income per share	66,568	63,680	64,669
Effect of dilutive securities:
Employee stock options	3,073	2,370	1,682
Convertible debt	6,193	—	—

Denominator for diluted net income per share	75,834	66,050	66,351

Net income per share:
Basic	$2.51	$1.29	$0.51

Diluted	$2.27	$1.24	$0.50

For the three years ended December 31, 2001, 2.8 million, 4.5 million and 3.7 million options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 11.    Employee Benefit Plans:

The Company has pension and other retirement benefit plans covering substantially all employees. The Company’s principal pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service and the highest five consecutive years’ compensation during the last ten years of employment. The Company’s policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has nonqualified, unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are intended to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives. In December 2000, the Company amended its principal pension plan and certain other retirement plans. The primary impact of the amendment was to reduce future benefits accrued by employees by limiting credit for pay increases through December 31, 2001, and by limiting credit for years of service through December 31, 2005. As a result of amending the plans, the Company reduced its pension expense in 2000 by $5.0 million, recognized a one-time benefit of $34.3 million and will record reduced employee benefit expense in subsequent years.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for the Company’s pension and other retirement benefit plans includes the following components:

	2001	2000	1999
	(in thousands)
Expense:
Service cost	$17,015	$23,082	$23,726
Interest cost	15,737	17,110	15,376
Actual return on plan assets	(15,926)	(15,379)	(11,751)
Amortization of net transition obligation	309	309	309
Amortization of prior service cost	(3,632)	144	143
Amortization of net loss	742	783	1,746
Curtailment gain	—	(34,291)	—

	$14,245	$(8,242)	$29,549

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	December 31
	2001		2000
	Funded pension plans	Unfunded supplemental benefit plans	Funded pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$158,157	$52,289	$188,175	$41,576
Service costs	14,928	2,087	21,418	1,664
Interest costs	11,653	4,084	13,542	3,568
Plan amendments	—	—	(53,348)	2,100
Actuarial losses (gains)	8,651	3,470	(3,324)	5,471
Benefits paid	(10,203)	(2,537)	(8,306)	(2,090)

Projected benefit obligation at end of year	183,186	59,393	158,157	52,289

Change in plan assets:
Plan assets at fair value at beginning of year	159,123	—	152,010	—
Actual return on plan assets	(11,060)	—	3,161	—
Company contributions	779	2,537	12,258	2,090
Benefits paid	(10,203)	(2,537)	(8,306)	(2,090)

Plan assets at fair value at end of year	138,639	—	159,123	—

Reconciliation of funded status:
Funded status of the plans	(44,547)	(59,393)	966	(52,289)
Unrecognized net actuarial loss	45,227	17,214	9,637	14,486
Unrecognized prior service cost	(13,789)	1,193	(17,795)	1,566
Unrecognized net transition (asset) obligation	(50)	—	(101)	360

Accrued pension cost	(13,159)	(40,986)	(7,293)	(35,877)

Amounts recognized in the consolidated financial statements consist of:
Accrued benefit liability	(35,213)	(45,172)	(7,293)	(40,222)
Intangible asset	(37)	1,193	—	1,926
Minimum pension liability adjustment	22,091	2,993	—	2,419

	$(13,159)	$(40,986)	$(7,293)	(35,877)

The rate of increase in future compensation levels for the plans of 4.5% and the weighted-average discount rates of 7.25% and 7.5%, respectively, were used in determining the actuarial present value of the projected benefit obligation at December 31, 2001 and 2000. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with a projected long-term rate of return of 10.0% at December 31, 2001 and 2000.

The Company’s principal profit sharing plan was amended effective January 1, 1995, to discontinue future contributions. The plan holds 5,089,000 and 5,393,000 shares of the Company’s common stock, representing 7.4% and 8.4% of the total shares outstanding at December 31, 2001 and 2000, respectively.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has a Stock Bonus Plan (the “Plan”) for key employees pursuant to which 9,000, 21,000 and 154,000 common shares were issued in 2001, 2000 and 1999, respectively, resulting in a charge to operations of $0.3 million, $0.2 million and $3.4 million, respectively. The Plan, as amended December 9, 1992, provides that a total of up to 1,350,000 common shares may be awarded in any one year.

Effective January 1, 1995, the Company adopted The First American Corporation 401(k) Savings Plan (the “Savings Plan”), which is available to substantially all employees. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $16.0 million, $9.2 million and $13.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In December 2001, the Company established an employee stock purchase plan under which eligible employees may purchase common stock of the Company at 85% of the closing price on the last day of each month. There were 17,000 shares issued in connection with the plan in 2001. At December 31, 2001, there were 2,983,000 shares reserved for future issuances.

NOTE 12.    Stock Option Plans:

On April 24, 1996, the Company implemented The First American Corporation 1996 Stock Option Plan (the “Stock Option Plan”). Under the Stock Option Plan, options are granted to certain employees to purchase the Company’s common stock at a price no less than the market value of the shares on the date of the grant. The maximum number of shares that may be subject to options is 11,625,000. Currently, outstanding options become exercisable in one to five years, and expire ten years from the grant date. On April 24, 1997, the Company implemented The First American Corporation 1997 Directors’ Stock Plan (the “Directors’ Plan”). The Directors’ Plan is similar to the employees’ Stock Option Plan, except that the maximum number of shares that may be subject to options is 1,800,000 and the maximum number of shares that may be purchased pursuant to options granted shall not exceed 6,750 shares during any consecutive 12-month period.

In May 2001, in connection with the purchase of Credit Management Solutions, Inc. (CMSI), the Company adjusted the outstanding CMSI stock options to substitute Common shares of the Company for the shares of CMSI that were issuable upon exercise of those options. The shares and exercise price for the CMSI options were adjusted by an exchange factor, with the result being that the CMSI options became exercisable with respect to 900,000 Common shares of the Company at exercise prices ranging from $3.96 to $43.58.

In May 1999, in connection with the Company’s business combination with National Information Group (NAIG), which was accounted for under the pooling-of-interests method of accounting, the Company adjusted the outstanding NAIG stock options to substitute Common shares of the Company for the shares of NAIG that were issuable upon exercise of those options. At December 31, 2001, 72,293 Common shares of the Company were issuable pursuant to exercise of the remaining outstanding adjusted NAIG options with exercise prices ranging from $7.65 to $21.27.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accounting for its plan, the Company, as allowable under the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date, as set forth under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	2001	2000	1999
	(in thousands, except per share amounts)
Net income:
As reported	$167,268	$82,223	$33,003
Pro forma	$157,609	$72,259	$25,341
Earnings per share:
As reported
Basic	$2.51	$1.29	$.51
Diluted	$2.27	$1.24	$.50
Pro forma
Basic	$2.37	$1.13	$.39
Diluted	$2.08	$1.08	$.38

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 1.4%, 2.1% and 1.5%; expected volatility of 53.6%, 51.4% and 39.6%; risk-free interest rate of 5.4%, 5.2% and 5.8%; and expected life of eight years, nine years and seven years.

Transactions involving stock options are summarized as follows:

	Number outstanding	Weighted-average exercise price
	(in thousands, except weighted-average exercise price)
Balance at December 31, 1998	6,907	$16.94
Granted during 1999	224	$17.23
Exercised during 1999	(453)	$8.54
Forfeited during 1999	(400)	$18.61

Balance at December 31, 1999	6,278	$17.37
Granted during 2000	4,509	$12.19
Exercised during 2000	(448)	$8.78
Forfeited during 2000	(541)	$16.36

Balance at December 31, 2000	9,798	$15.45
Granted during 2001	1,288	$18.82
Exercised during 2001	(1,009)	$11.17
Forfeited during 2001	(371)	$18.88

Balance at December 31, 2001	9,706	$16.22

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options outstanding and exercisable at December 31, 2001, are summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Average life (years)(a)	Weighted- average exercise price	Options	Weighted- average exercise price
	(options in thousands)
$ 3.96—$ 8.95	1,137	4.4	$5.81	1,129	$5.80
$ 8.96—$13.95	3,436	8.1	$10.81	626	$10.96
$13.96—$20.95	1,559	7.4	$17.59	811	$17.35
$20.96—$43.58	3,574	6.5	$24.13	2,048	$24.09

$ 3.96—$43.58	9,706	7.0	$16.22	4,614	$16.65

(a)    Average contractual life remaining in years

NOTE 13.    Commitments and Contingencies:

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 2000, the Company’s subsidiary, First American Real Estate Information Services, Inc. and, in 1999, the Company entered into sale-leaseback agreements with regard to certain furniture and equipment with a net book value of $30.7 million and $65.7 million, respectively. Proceeds from the sales, which amounted to $33.8 million and $80.1 million and gains of $3.1 million and $14.4 million for the years ended December 31, 2000 and 1999, respectively, have been included in “Deferred revenue” and will be amortized over the life of the lease. Under the agreements, the Company’s subsidiary and the Company agreed to lease the equipment for three to five years with minimum annual lease payments of $5.0 million and $15.2 million, respectively. At the end of the term of the lease, the Company has the option to acquire the equipment or return it to the lessor.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, are as follows:

Year	(in thousands)
2002	$116,449
2003	100,024
2004	73,566
2005	56,933
2006	39,923
Later years	72,959

$459,854

Total rental expense for all operating leases and month-to-month rentals was $162.5 million, $144.7 million and $126.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 14.    Mandatorily Redeemable Preferred Securities:

On April 22, 1997, the Company issued and sold $100.0 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust. In connection with the subsidiary’s

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes, due in 2012. The sole assets of the subsidiary are, and will be, the subordinated interest notes. The Company’s obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary’s obligations under the preferred securities. Distributions payable on the securities are included as interest expense in the Company’s consolidated income statements.

NOTE 15.    Stockholders’ Equity:

In December 1999, the Company announced plans to repurchase up to 5.0% of its then issued and outstanding shares. This plan was subsequently terminated in December 2000, at which time the Company had repurchased and retired 1,754,000 of its issued and outstanding shares.

On October 23, 1997, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). Under the Rights Plan, after the close of business on November 15, 1997, each holder of the Company’s common shares received a dividend distribution of one Right for each common share held. Each Right entitles the holder thereof to buy a preferred share fraction equal to 1/100,000 of a share of Series A Junior Participating Preferred Shares of the Company at an exercise price of $265 per preferred share fraction. Each fraction is designed to be equivalent in voting and dividend rights to one common share.

The Rights will be exercisable and will trade separately from the common shares only if a person or group, with certain exceptions, acquires beneficial ownership of 15.0% or more of the Company’s common shares or commences a tender or exchange offer that would result in such person or group beneficially owning 15.0% or more of the common shares then outstanding. The Company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of one of these events. All Rights expire on October 23, 2007.

Each Right will entitle its holder to purchase, at the Right’s then-current exercise price, preferred share fractions (or other securities of the Company) having a value of twice the Right’s exercise price. This amounts to the right to buy preferred share fractions of the Company at half price. Rights owned by the party triggering the exercise of Rights will be void and, therefore, will not be exercisable.

In addition, if, after any person has become a 15.0%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company’s common shares are changed or converted, or if the Company sells 50.0% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, common stock of such other person (or its parent) having a value of twice the Right’s exercise price.

NOTE 16.    Other Comprehensive Income:

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other comprehensive income are as follows:

	Unrealized gains on securities	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 1998	8,944	(1,206)	7,738
Pretax change	(6,591)	1,175	(5,416)
Tax effect	2,308	(412)	1,896

Balance at December 31, 1999	4,661	(443)	4,218
Pretax change	2,893	(1,738)	1,155
Tax effect	(1,013)	609	(404)

Balance at December 31, 2000	6,541	(1,572)	4,969
Pretax change	(5,928)	(22,665)	(28,593)
Tax effect	2,076	7,932	10,008

Balance at December 31, 2001	2,689	(16,305)	(13,616)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $(2.6) million and $3.7 million of net realized (losses) gains for the years ended December 31, 2000 and 1999, respectively. There were no reclassification adjustments in 2001.

NOTE 17.     Litigation:

On May 19, 1999, the state of California, the controller and insurance commissioner of the state of California filed a class action suit in the state court in Sacramento. Initially, the action sought to certify as a class of defendants all title and escrow companies doing business in California from 1970 to the present, including certain of the Company’s subsidiaries. The plaintiffs allege that the defendants: failed to give unclaimed property to the state of California on a timely basis; charged California home buyers and other escrow customers fees for services that were never performed or which cost less than the amount charged; and devised and carried out schemes, known as earnings credits, with financial institutions to receive interest on escrow funds deposited by defendants with financial institutions in demand deposits.

Since the initial filing of the suit, the California attorney general’s office, on behalf of the state, the controller and the insurance commissioner, indicated that it would not seek to certify a class of defendents, but would instead amend its suit to name an unspecified number of title underwriters and underwritten title companies. To date, the attorney general has neither amended the suit nor, to the Company’s knowledge, taken steps to progress with it, including the service of process on any party. The attorney general, however, has entered into settlement discussions with various title insurance underwriters, including certain of the Company’s subsidiaries. No settlement agreements have been signed and certain material terms remain under discussion. Additionally, the attorney general has decided that all issues pertaining to escheat obligations will be dealt with through routine audits conducted by the controller’s office, rather than through the litigation filed by the attorney general.

Subsequent to the filing of this lawsuit, First American Title Insurance Company, a subsidiary of the Company, was named and served as a defendant in two private class actions in California courts. The allegations in those actions include some, but not all, of the allegations contained in the lawsuit discussed above. The private

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class actions independently seek injunctive relief, attorneys’ fees, damages and penalties in unspecified amounts. One of the private class actions has been dismissed. Counsel for the remaining class action has engaged in settlement discussions with the Company’s subsidiaries in an effort to resolve the class action at the same time and on similar terms as a resolution of the action filed by the attorney general. No settlement agreements have been signed and certain material terms remain under discussion.

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

NOTE 18.    Business Combinations:

During the year ended December 31, 2001, the Company completed 16 acquisitions, all accounted for using the purchase method of accounting. In applying the purchase method of accounting, the Company undertakes a comprehensive review of the acquired entity to ensure that all identifiable assets and liabilities are properly recorded at their fair value. In determining fair value, the Company utilizes a variety of valuation techniques, including discounted cash flow analysis and outside appraisals, to the extent necessary, given materiality and complexity. All excess purchase price is appropriately recorded as goodwill. The useful lives for all assets recorded in purchase accounting are based on market conditions, contractual terms and other appropriate factors.

Out of the 16 current-year acquisitions, the largest was Credit Management Solutions, Inc. (CMSI), a provider of credit automation software and services in a stock-for-stock transaction. As a result of the acquisition, CMSI shareholders received 0.2841 newly issued shares of the Company’s common stock for each CMSI share. The Company issued 2,272,542 shares of common stock. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values and $46.9 million in goodwill was recorded. CMSI is included in the Company’s consumer information and services segment.

The 15 remaining acquisitions were individually not material and are included in the following business segments; 12 in the title insurance segment, 2 in the real estate information services segment and 1 in the consumer information segment. Their aggregate purchase price was $20.8 million in cash, $12.0 million in notes and 1,208,942 shares of the Company’s common stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $50.3 million in goodwill was recorded. Goodwill is being amortized on a straight-line basis over its estimated useful life ranging from 20 to 30 years, except as impacted by SFAS No. 142. The operating results of these acquired companies were included in the Company’s consolidated financial statements from their respective acquisition dates.

Assuming all of the current year acquisitions had occurred January 1, 2000, pro forma revenues, net income and net income per diluted share would have been $3.79 billion, $164.9 million and $2.13, respectively, for the year ended December 31, 2001; and $3.07 billion, $80.7 million and $1.16, respectively, for the year ended December 31, 2000. All pro forma results include amortization of goodwill and interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 31, 2000, the Company combined its Smart Title Solutions™ division, which it acquired in the 1998 business combination transaction with Experian, with the Datatrace division of LandAmerica Financial Group, Inc. The combined entity, Data Trace Information Services, is a provider of advanced title information delivery systems. The Company treated this transaction as an acquisition of the assets and liabilities of the Datatrace division in consideration for a 20% interest in its Smart Title Solutions division. The operating results of the combined entities are included in the Company’s consolidated financial statements commencing July 31, 2000.

On August 2, 2000, the Company combined its First American Real Estate Solutions (RES) division, which it acquired in the 1998 business combination transaction with Experian, with the Intellitech real estate information business of Transamerica Corporation, to form a new entity, First American Real Estate Solutions, L.P. This joint venture, is a provider of property characteristic information, supplying data and decision-support products to the real estate and mortgage finance industries. The Company treated this transaction as an acquisition of the assets and liabilities of the Intellitech division in consideration for a 20% interest in its RES division and $22.5 million in cash. The operating results of the joint venture are included in the Company’s consolidated financial statement commencing August 2, 2000.

Effective May 14, 1999, the Company completed its merger of National Information Group (NAIG). Under the terms of the definitive merger agreement, each of the NAIG shareholders received .67 of a share of the Company’s common stock for each NAIG common share they owned. To complete the merger, the Company issued 3,004,800 shares, in exchange for 100% of the outstanding common stock of NAIG. The information services provided by NAIG include outsourcing services, flood zone determination services, real estate tax tracking, hazard and motor vehicle insurance tracking, lender-placed insurance and flood insurance. This merger was accounted for under the pooling-of-interests method of accounting and, as a result, the Company has restated all previously reported results to reflect this merger. Included in “Other operating expenses” for the 12 months ended December 31, 1999, were merger-related charges of $10.8 million, $7.0 million after tax, or $0.10 per diluted share. These nonrecurring charges include severance payments, lease terminations and consulting services.

NOTE 19.    Segment Financial Information:

The Company’s operations include three reportable segments: title insurance and services, real estate information and services and consumer information and services. The title insurance segment issues policies, which are insured statements of the condition of title to real property, and provides other related services. The real estate information segment provides to lender customers the status of tax payments on real property securing their loans, mortgage credit information derived from at least two credit bureau sources, flood zone determination reports that provide information on whether or not a property is in a special flood hazard area, as well as other real estate-related information services. The consumer information segment provides home warranties, which protect home owners against defects in home fixtures; automotive insurance tracking and other services; resident screening; pre-employment screening; substance abuse management and testing; property and casualty insurance; trust and banking services; investment advisory and other related services.

The title insurance and real estate information segments operate through networks of offices nationwide. The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services in Australia, the Bahama Islands, Canada, England, Guam, Ireland, Mexico, Puerto Rico, Scotland, South Korea, the U.S. Virgin Islands and other countries abroad. To date, the international title operations have not been material to the Company’s financial condition or results of operations. The consumer information segment provides home warranty services in 19 states throughout the United States. Trust, banking

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and thrift services are provided in Southern California. Investment advisory, automotive insurance tracking and other services, resident screening, pre-employment screening, and property and casualty insurance are offered nationwide.

Corporate consists primarily of unallocated interest expense, minority interests, equity in earnings of affiliated companies and personnel and other operating expenses associated with the Company’s Home Office facilities.

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Income (loss) before income taxes, minority interests and cumulative effect	Assets	Depreciation and amortization	Capital expenditures
	(in thousands)
2001
Title Insurance	$2,687,760	$170,737	$1,301,868	$49,207	$48,197
Real Estate Information	759,544	184,042	788,271	42,498	62,031
Consumer Information	299,048	32,954	501,161	10,890	22,414
Corporate	4,371	(58,193)	245,963	5,753	9,162

	$3,750,723	$329,540	$2,837,263	$108,348	$141,804

2000
Title Insurance	$2,106,684	$93,205	$1,042,486	$34,536	$69,958
Real Estate Information	573,013	58,110	710,881	40,179	59,635
Consumer Information	263,263	35,198	365,903	7,078	19,902
Corporate	(8,705)	(32,637)	80,467	4,543	8,971

	$2,934,255	$153,876	$2,199,737	$86,336	$158,466

1999
Title Insurance	$2,182,434	$128,738	$1,042,860	$36,839	$124,027
Real Estate Information	583,033	65,342	710,613	32,541	85,186
Consumer Information	215,168	27,652	286,725	4,289	2,043
Corporate	7,534	(51,760)	76,216	3,362	1,332

	$2,988,169	$169,972	$2,116,414	$77,031	$212,588

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2001
Revenues	$766,741	$928,042	$983,008	$1,072,932
Income before income taxes and minority interests	$39,198	$106,332	$83,355	$100,655
Net income	$18,776	$54,517	$41,695	$52,280
Net income per share:
Basic	$0.29	$0.83	$0.61	$0.76
Diluted	$0.27	$0.75	$0.55	$0.68

Year Ended December 31, 2000
Revenues	$646,174	$775,925	$750,260	$761,896
Income before income taxes and minority interests	$3,885	$48,346	$48,757	$52,888
Net income	$1,002	$25,032	$24,399	$31,790
Net income per share:
Basic	$0.02	$0.39	$0.38	$0.50
Diluted	$0.02	$0.38	$0.37	$0.47

The Company’s real estate-related segments are cyclical in nature, with the spring and summer months historically being the strongest. However, interest rate adjustments by the Federal Reserve Board, as well as other economic factors, can cause unusual fluctuations in the Company’s quarterly results. See Management’s Discussion and Analysis on pages 17-24 for further discussion of the Company’s results of operations.

SCHEDULE I
1 OF 1

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2001

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$27,597,000	$27,597,000	$27,597,000

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$30,665,000	$32,079,000	$32,079,000

Corporate securities
Registrant	$39,802,000	$39,949,000	$39,949,000

Consolidated	$142,476,000	$144,667,000	$144,667,000

Obligations of states and political subdivisions
Registrant—None
Consolidated	$38,904,000	$39,360,000	$39,360,000

Mortgage-backed securities
Registrant	$10,017,000	$10,028,000	$10,028,000

Consolidated	$40,859,000	$40,939,000	$40,939,000

Total debt securities:
Registrant	$49,819,000	$49,977,000	$49,977,000

Consolidated	$252,904,000	$257,045,000	$257,045,000

Equity securities:
Registrant—None
Consolidated	$52,020,000	$52,014,000	$52,014,000

Other long-term investments:
Registrant	$15,757,000	$15,757,000	$15,757,000

Consolidated	$113,995,000	$113,995,000	$113,995,000

Total Investments:
Registrant	$65,576,000	$65,734,000	$65,734,000

Consolidated	$446,516,000	$450,651,000	$450,651,000

SCHEDULE III
1 OF 2

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred Policy Acquisition Costs	Claims Reserves	Deferred Revenues
2001
Title Insurance	—	$283,469,000	$9,712,000
Real Estate Information	—	18,411,000	231,551,000
Consumer Information	$11,455,000	12,897,000	52,963,000
Corporate	—	—	—

Total	$11,455,000	$314,777,000	$294,226,000

2000
Title Insurance	—	$251,188,000	$12,770,000
Real Estate Information	—	18,625,000	196,684,000
Consumer Information	$12,213,000	14,794,000	52,219,000
Corporate	—	—	—

Total	$12,213,000	$284,607,000	$261,673,000

SCHEDULE III
2 OF 2
THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2001
Title Insurance	$2,648,994,000	$38,766,000	$113,812,000		$474,127,000
Real Estate Information	723,840,000	35,704,000	8,199,000		262,190,000
Consumer Information	290,152,000	8,896,000	58,635,000	$9,365,000	98,838,000	$16,982,000
Corporate	—	4,371,000	—	—	9,084,000	—

Total	$3,662,986,000	$87,737,000	$180,646,000	$9,365,000	$844,239,000	$16,982,000

2000
Title Insurance	$2,067,049,000	$39,635,000	$75,790,000		$363,807,000
Real Estate Information	558,147,000	14,866,000	9,094,000		231,975,000
Consumer Information	252,332,000	10,931,000	56,748,000	$10,856,000	81,775,000	$27,451,000
Corporate	—	(8,705,000)	—	—	9,259,000	—

Total	$2,877,528,000	$56,727,000	$141,632,000	$10,856,000	$686,816,000	$27,451,000

1999
Title Insurance	$2,153,879,000	$28,555,000	$65,925,000	—	$327,182,000
Real Estate Information	575,694,000	7,339,000	10,391,000	—	249,987,000
Consumer Information	206,623,000	8,545,000	39,902,000	$11,385,000	61,611,000	$18,032,000
Corporate	—	7,534,000	—	—	28,691,000	—

Total	$2,936,196,000	$51,973,000	$116,218,000	$11,385,000	$667,471,000	$18,032,000

SCHEDULE IV
1 OF 1

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

REINSURANCE

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2001	$2,651,380,000	$6,622,000	$4,236,000	$2,648,994,000	0.2%

2000	$2,066,990,000	$3,805,000	$3,864,000	$2,067,049,000	0.2%

1999	$2,153,726,000	$3,401,000	$3,554,000	$2,153,879,000	0.2%

Consumer Information
2001	$23,086,000	$2,264,000	$4,000	$20,826,000	0.0%

2000	$36,767,000	$5,054,000	—	$31,713,000	0.0%

1999	$21,593,000	$3,562,000	$1,000	$18,032,000	0.0%

SCHEDULE V
1 OF 3

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2001

Column A	Column B	Column C			Column D			Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve			Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None Consolidated	$34,243,000	$20,353,000			$15,489,000	(A)		$39,107,000

Reserve for title losses and other claims: Registrant—None Consolidated	$284,607,000	$180,646,000	$2,383,000	(B)	$152,859,000		(C)	$314,777,000

Reserve deducted from loans receivable: Registrant—None Consolidated	$1,020,000	$172,000			$142,000		(A)	$1,050,000

Reserve deducted from assets acquired in connection with claim settlements: Registrant—None Consolidated	$2,192,000		$319,000		$1,410,000		(D)	$1,101,000

Reserve deducted from other assets: Registrant—None Consolidated	$2,600,000	$818,000						$3,418,000

Note A—	Amount represents accounts written off, net of recoveries.

Note B—	Amount represents net $2,383,000 in purchase accounting adjustments.

Note C—	Amount represents claim payments, net of recoveries.

Note D—	Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V
2 OF 3

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2000
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$30,261,000	$9,555,000	$2,174,000		$7,747,000	(A)	$34,243,000

Reserve for title losses and other claims:
Registrant—None
Consolidated	$273,724,000	$141,632,000	$3,471,000	(B)	134,220,000	(C)	$284,607,000

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$905,000	$108,000			$7,000	(A)	$1,020,000

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$4,856,000		$(2,471,000)		$193,000	(D)	$2,192,000

Reserve deducted from other assets:
Registrant—None
Consolidated	$2,059,000	$561,000			$20,000	(D)	$2,600,000

Note A—	Amount represents accounts written off, net of recoveries.

Note B—	Amount represents net $1,000,000 in purchase accounting adjustments and $2,471,000 reclassification from the reserve for assets acquired in connection with claim settlements.

Note C—	Amount represents claim payments, net of recoveries.

Note D—	Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V
3 OF 3

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 1999

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$26,938,000	$12,278,000			$8,955,000	(A)	$30,261,000

Reserve for title losses and other claims:
Registrant—None
Consolidated	$272,921,000	$116,218,000	$2,797,000	(B)	$118,212,000	(C)	$273,724,000

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,150,000	$102,000			$347,000	(A)	$905,000

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$12,256,000		$(6,093,000)		$1,307,000	(D)	$4,856,000

Reserve deducted from other assets:
Registrant—None
Consolidated	$1,934,000	$817,000			$692,000	(D)	$2,059,000

Note A—	Amount represents accounts written off, net of recoveries.

Note B—
Amount represents net $7,955,000 in purchase accounting adjustments, $11,251,000 related to the disposition of a subsidiary and $6,093,000 from the reserve for assets acquired in connection with claim settlements.

Note C—	Amount represents claim payments, net of recoveries.

Note D—	Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

The information required by Items 10 through 13 of this report is set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Stock Option Grants and Exercises,” “Pension Plan,” “Supplemental Benefit Plan,” “Deferred Compensation Plan,” “Change of Control Arrangements,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Comparative Cumulative Total Return to Shareholders,” “Who are the largest principal shareholders outside of management?,” “Security Ownership of Management” and “Transactions with Management and Others” in the Company’s definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page __ in Item 8 of Part II of this report.

3.
Exhibits (Each management contract or compensatory plan or arrangement in which any director or named executive officer of The First American Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed below is identified by an asterisk (*).)

(2)
Agreement and Plan of Merger, dated as of November 17, 1998, among The First American Financial Corporation, National Insurance Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National Information Group on November 25, 1998.

(3)(a)
Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on
FormS-4.

(3)(b)
Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)
Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Report on Form 8-K dated June 12, 2000.

	(3)(d)	Bylaws of The First American Corporation, as amended, incorporated by reference herein from Exhibit (3)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

	(4)(a)	Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

	(4)(b)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	(4)(c)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

	(4)(d)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

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

(4)(h)
Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(i)	Registration Rights Agreement dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(j)	Indenture dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(k)	Form of Senior Convertible Debenture, incorporated by reference herein from Exhibit 4.4 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

*(10)(i)
Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(j)
Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(k)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(l)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(n)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(o)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(p)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(q)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(s)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(u)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(v)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(w)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(x)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(y)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(z)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(aa)
The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(bb)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(cc)
The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)(dd)
Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ee)
Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

	(10)(ff)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

	(10)(gg)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(hh)
Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

	(10)(ii)	Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

	(10)(jj)	Credit Agreement dated as of October 12, 2001, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)(kk)
Master Lease Agreement dated as of December 27, 1999, between FATICO 1999 TRUST, as Lessor, and First American Title Insurance Company, as Lessee, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(ll)
Agreement of Amendment No. 1 to Master Lease Agreement and Equipment Schedule No. 1, dated as of May 5, 2000, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

	(21)	Subsidiaries of the registrant.

	(23)	Consent of Independent Accountants.

(b)	Reports on Form 8-K

During the last quarterof the period covered by this report, the Company filed a current report on Form 8-K dated October 25, 2001, reporting on the Company’s third quarter earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TH	E FIRST AMERICAN CORPORATION
(Re	gistrant)

By	/s/ PARKER S. KENNEDY
Parker S. Kennedy President (Principal Executive Officer)

Da	te: March 28, 2002

By	/s/ THOMAS A. KLEMENS
Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Da	te: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

/s/ D.P. KENNEDY D.P. Kennedy Chairman and Director March 28, 2002	/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr. Director March 28, 2002

/s/ PARKER S. KENNEDY Parker S. Kennedy President and Director March 28, 2002	/s/ PAUL B. FAY, JR. Paul B. Fay, Jr. Director March 28, 2002

/s/ THOMAS A. KLEMENS Thomas A. Klemens Sr. Executive Vice President, Chief Financial Officer March 28, 2002	/s/ FRANK O’BRYAN Frank O’Bryan Director March 28, 2002

/s/ MAX O. VALDES Max O. Valdes Vice President, Chief Accounting Officer March 28, 2002	/s/ ROSLYN B. PAYNE Roslyn B. Payne Director March 28, 2002

Signature

/s/ GARY J. Beban Gary J. Beban Director March 28, 2002	/s/ D. VAN SKILLING D. Van Skilling Director March 28, 2002

/s/ J. DAVID CHATHAM J. David Chatham Director March 28, 2002	/s/ HERBERT B. TASKER Herbert B. Tasker Director March 28, 2002

/s/ WILLIAM G. DAVIS William G. Davis Director March 28, 2002	/s/ VIRGINIA UEBERROTH Virginia Ueberroth Director March 28, 2002

/s/ JAMES L. DOTI James L. Doti Director March 28, 2002

Exhibit No.	Description	Sequentially Numbered Page

(2)
Agreement and Plan of Merger, dated as of November 17, 1998, among The First American Financial Corporation, National Insurance Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National Information Group on November 25, 1998.

(3)(a)
Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)
Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)
Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Report on Form 8-K dated June 12, 2000.

(3)(d)	Bylaws of The First American Corporation, as amended, incorporated by reference herein from Exhibit (3)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)(a)	Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

(4)(b)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(c)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(d)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

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

(4)(h)
Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(i)	Registration Rights Agreement dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

Exhibit No.	Description	Sequentially Numbered Page

(4)(j)	Indenture dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(k)	Form of Senior Convertible Debenture, incorporated by reference herein from Exhibit 4.4 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

*(10)(i)
Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(j)
Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(k)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(l)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(n)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(o)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(p)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(q)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(s)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(u)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(v)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(w)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(x)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(y)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(z)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(aa)
The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(bb)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(cc)
The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)(dd)
Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ee)
Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ff)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(gg)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(hh)
Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ii)	Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(jj)	Credit Agreement dated as of October 12, 2001, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)(kk)
Master Lease Agreement dated as of December 27, 1999, between FATICO 1999 TRUST, as Lessor, and First American Title Insurance Company, as Lessee, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(ll)
Agreement of Amendment No. 1 to Master Lease Agreement and Equipment Schedule No. 1, dated as of May 5, 2000, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Accountants.