Form 10-Q
period 2002-03-31
FIRST AMERICAN FINANCIAL CORP
filed 2002-05-15
CIK 36047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 0-3658

THE FIRST AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated in California	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 First American Way, Santa Ana, California 92707-5913
        (Address of principal executive offices)                                 (Zip Code)

(714) 800-3000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes    ☐    No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$1 par value—71,455,978 shares as of May 8, 2002

INFORMATION INCLUDED IN REPORT

Part I:	FINANCIAL INFORMATION

Item 1.	Financial Statements
	A. Condensed Consolidated Balance Sheets	3
	B. Condensed Consolidated Statements of Income and Comprehensive Income	4
	C. Condensed Consolidated Statements of Cash Flows	5
	D. Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Part II:	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12
	Items 1-5 have been omitted because they are not applicable with respect to the current reporting period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ THOMAS A. KLEMENS
Thomas A. Klemens
Executive Vice President
Chief Financial Officer

/s/ MAX O. VALDES
Max O. Valdes
Vice President
Chief Accounting Officer

Date: May 13, 2002

Part I:    Financial Information

Item 1:    Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

	March 31, 2002 (Unaudited)	December 31, 2001
Assets
Cash and cash equivalents	$631,896,000	$645,240,000

Accounts and accrued income receivable, net	295,190,000	273,090,000

Investments:
Deposits with savings and loan associations and banks	40,398,000	27,597,000
Debt securities	270,709,000	257,045,000
Equity securities	53,010,000	52,014,000
Other long-term investments	123,414,000	113,995,000

	487,531,000	450,651,000

Loans receivable, net	105,267,000	104,264,000

Property and equipment, at cost:
Land	43,468,000	43,018,000
Buildings	174,674,000	173,878,000
Furniture and equipment	250,230,000	237,354,000
Capitalized software	261,490,000	251,072,000

	729,862,000	705,322,000
Less—accumulated depreciation and amortization	(292,439,000)	(269,237,000)

	437,423,000	436,085,000

Title plants and other indexes	347,915,000	344,947,000

Deferred income taxes	23,445,000	22,221,000

Goodwill and other intangibles, net	470,767,000	432,823,000

Other assets	152,731,000	127,942,000

	$2,952,165,000	$2,837,263,000

Liabilities and Stockholders’ Equity
Demand deposits	$92,018,000	$91,285,000

Accounts payable and accrued liabilities	347,468,000	373,170,000

Deferred revenue	307,137,000	294,227,000

Reserve for known and incurred but not reported claims	325,355,000	314,777,000

Income taxes payable	28,888,000	13,342,000

Notes and contracts payable	425,014,000	415,341,000

Minority interests in consolidated subsidiaries	137,729,000	130,669,000

Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% deferrable interest subordinated notes due 2012	100,000,000	100,000,000

Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500,000 shares; outstanding—none
Common stock, $1 par value
Authorized—180,000,000 shares
Outstanding—71,275,000 and 68,694,000 shares	71,275,000	68,694,000
Additional paid-in capital	317,363,000	271,403,000
Retained earnings	816,344,000	777,971,000
Accumulated other comprehensive loss	(16,426,000)	(13,616,000)

	1,188,556,000	1,104,452,000

	$2,952,165,000	$2,837,263,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31
	2002	2001
Revenues
Operating revenues	$1,024,119,000	$750,184,000
Investment and other income	18,862,000	16,557,000

	1,042,981,000	766,741,000

Expenses
Salaries and other personnel costs	345,325,000	274,819,000
Premiums retained by agents	284,294,000	189,407,000
Other operating expenses	238,137,000	191,088,000
Provision for policy losses and other claims	47,099,000	36,490,000
Depreciation and amortization	24,148,000	24,433,000
Premium taxes	7,199,000	5,008,000
Interest	8,220,000	6,298,000

	954,422,000	727,543,000

Income before income taxes and minority interests	88,559,000	39,198,000
Income taxes	31,000,000	13,500,000

Income before minority interests	57,559,000	25,698,000
Minority interests	13,484,000	6,922,000

Net income	44,075,000	18,776,000

Other comprehensive loss, net of tax
Unrealized loss on securities	(535,000)	(1,878,000)
Minimum pension liability adjustment	(2,275,000)	(200,000)

	(2,810,000)	(2,078,000)

Comprehensive income	$41,265,000	$16,698,000

Net income per share (Note 2):
Basic	$0.63	$0.29

Diluted	$0.57	$0.27

Cash dividends per share	$.07	$.06

Weighted average number of shares (Note 2):
Basic	69,995,000	64,165,000

Diluted	80,985,000	68,797,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31
	2002	2001
Cash flows from operating activities:
Net income	$44,075,000	$18,776,000
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	47,099,000	36,490,000
Depreciation and amortization	24,148,000	24,433,000
Minority interests in net income	13,484,000	6,922,000
Other, net	(7,967,000)	(608,000)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(36,500,000)	(36,852,000)
Net change in income tax accounts	14,591,000	28,205,000
Increase in accounts and accrued income receivable	(17,662,000)	(38,706,000)
Decrease in accounts payable and accrued liabilities	(17,862,000)	(17,595,000)
Increase (decrease) in deferred revenue	12,910,000	(874,000)
Other, net	(20,783,000)	(15,293,000)

Cash provided by operating activities	55,533,000	4,898,000

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(11,257,000)	2,282,000
Net increase in deposits with banks	(9,496,000)	(5,197,000)
Net increase in loans receivable	(1,003,000)	(4,257,000)
Purchases of debt and equity securities	(57,978,000)	(6,677,000)
Proceeds from sales of debt and equity securities	7,314,000	5,848,000
Proceeds from maturities of debt securities	36,274,000	9,083,000
Net decrease (increase) in other investments	2,392,000	(1,569,000)
Capital expenditures	(20,662,000)	(33,468,000)
Purchases of capitalized data	(3,477,000)	(3,125,000)
Proceeds from sale of property and equipment	134,000	392,000

Cash used for investing activities	(57,759,000)	(36,688,000)

Cash flows from financing activities:
Net change in demand deposits	733,000	4,883,000
Proceeds from issuance of debt	677,000
Repayment of debt	(5,072,000)	(9,426,000)
Proceeds from exercise of stock options	3,406,000	6,168,000
Proceeds from the issuance of stock to employee benefit plans	1,264,000
Distributions to minority shareholders	(6,424,000)	(1,001,000)
Cash dividends	(5,702,000)	(3,892,000)

Cash used for financing activities	(11,118,000)	(3,268,000)

Net decrease in cash and cash equivalents	(13,344,000)	(35,058,000)
Cash and cash equivalents—Beginning of year	645,240,000	300,905,000

—End of first quarter	$631,896,000	$265,847,000

Supplemental information:
Cash paid during the first quarter for:
Interest	$1,452,000	$5,777,000
Premium taxes	$9,127,000	$4,368,000
Income taxes	$16,146,000	$656,000
Noncash investing and financing activities:
Shares issued for employee benefits plans	$17,491,000	$8,508,000
Liabilities incurred in connection with company acquisitions	$8,827,000	$12,516,000
Company acquisitions in exchange for common stock	$26,380,000	$4,768,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2—Earnings Per Share

	For the Three Months Ended March 31
	2002	2001
Numerator:
Net Income-numerator for basic net income per share	$44,075,000	$18,776,000
Effect of dilutive securities Convertible debt—interest expense (net of tax)	1,773,000	—

Net Income–numerator for dilutive net income per share	$45,848,000	$18,776,000

Denominator
Weighted average shares-denominator
For basic net income per share	69,995,000	64,165,000
Effect of dilutive securities:
Employee stock options	2,396,000	4,632,000
Convertible debt	8,594,000	—

Denominator for diluted net income per share	80,985,000	68,797,000

Basic net income per share	$0.63	$0.29

Diluted net income per share	$0.57	$0.27

For the three months ended March 31, 2002 and 2001, respectively, 3,818,000 and 42,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3—Business Combinations

During the three months ended March 31, 2002, the Company acquired six companies. These acquisitions were individually not material and 5 have been included in the Company’s title insurance segment and 1 has been included in the Company’s screening information segment. The aggregate purchase price was $26.4 million in stock, $11.1 million in cash and $11.2 million in notes payable.

Note 4—Segment Information

In order to expand the disclosure of the Company’s business segments and to report financial results in a manner consistent with the reporting responsibilities of the Company’s management, the Company established seven reporting segments that fall within two primary business groups, Financial Services and Information Technology. The Financial Services Group includes Title Insurance and Services, Specialty Insurance and Trust and Other Services. The Information Technology Group includes Mortgage Information, Property Information, Credit Information and Screening Information.

For the three months ended March 31, 2002:

	Revenues	Income before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$751,140,000	$39,652,000	$11,801,000	$9,444,000
Specialty Insurances	31,568,000	5,682,000	293,000	509,000
Trust and Other Services	11,136,000	4,225,000	291,000	13,000

	793,844,000	49,559,000	12,385,000	9,966,000

Information Technology
Mortgage Information	112,880,000	34,833,000	2,136,000	1,832,000
Property Information	55,145,000	8,317,000	4,374,000	2,775,000
Credit Information	56,632,000	12,653,000	2,809,000	3,199,000
Screening Information	23,533,000	782,000	558,000	919,000

	248,190,000	56,585,000	9,877,000	8,725,000

	1,042,034,000	106,144,000	22,262,000	18,691,000

Corporate	947,000	(17,585,000)	1,886,000	1,971,000

	$1,042,981,000	$88,559,000	$24,148,000	$20,662,000

For the three months ended March 31, 2001:

	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$532,372,000	$18,866,000	$10,615,000	$13,210,000
Specialty Insurances	28,880,000	(488,000)	657,000	926,000
Trust and Other Services	8,818,000	2,147,000	292,000	76,000

	570,070,000	20,525,000	11,564,000	14,212,000

Information Technology
Mortgage Information	89,688,000	20,996,000	2,888,000	6,711,000
Property Information	50,691,000	3,252,000	5,682,000	4,469,000
Credit Information	45,882,000	6,261,000	2,346,000	4,234,000
Screening Information	10,313,000	(165,000)	388,000	1,090,000

	196,574,000	30,344,000	11,304,000	16,504,000

	766,644,000	50,869,000	22,868,000	30,716,000

Corporate	97,000	(11,671,000)	1,565,000	2,752,000

	$766,741,000	$39,198,000	$24,433,000	$33,468,000

Note 5—New Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). This statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations.” SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting. The adoption of SFAS 141 did not have a material effect on the Company’s financial condition or results of operations.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangibles and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Goodwill and other intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Accordingly, the Company recorded no goodwill amortization expense for the three months ended March 31, 2002. Goodwill amortization expense for the three months ended March 31, 2001 was $3.6 million, or $0.05 per diluted share. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 by the end of the second quarter of 2002. Any impairment charge resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle. The Company is in the process of assessing the impact of the impairment provisions of SFAS 142 on its financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this 10-Q, including those relating to anticipated cash requirements, are forward looking. Risks and uncertainties exist which may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: interest rate fluctuations; changes in the performance of the real estate markets; general volatility in the capital markets; changes in applicable government regulations; consolidation among the Company’s significant customers and competitors; legal proceedings commenced by the California attorney general and related litigation; the Company’s continued ability to identify businesses to be acquired; changes in the Company’s ability to integrate businesses which it acquires; and other factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of 2002, refinance transactions, although down from the record-setting volumes experienced in 2001, continued at a healthy level. This, coupled with seasonally high levels of new home sales and resale activity, as well as the high inventory of title insurance open orders present at the beginning of the quarter, resulted in net income for the first quarter of 2002 of $44.1 million, the highest first quarter net income in the Company’s history, or $0.57 per diluted share. This compares with net income for the first quarter of 2001 of $18.8 million, or $0.27 per diluted share.

OPERATING REVENUES

A summary by segment of the Company’s operating revenues is as follows:

	Three Months Ended March 31
	2002	%	2001	%
	(in thousands, except percent)
Financial Services:
Title Insurance:
Direct operations	$387,174	38	$289,270	39
Agency operations	356,797	35	234,254	31

	743,971	73	523,524	70
Specialty Insurance	29,312	3	26,755	4
Trust and Other Services	11,156	1	8,994	1

	784,439	77	559,273	75

Information Technology:
Mortgage Information	108,130	11	85,641	11
Property Information	55,110	5	50,501	7
Credit Information	52,999	5	44,509	6
Screening Information	23,441	2	10,260	1

	239,680	23	190,911	25

Total Operating Revenues	$1,024,119	100	$750,184	100

Financial Services.    Operating revenues from direct title operations increased 33.8% when compared with the same period of the prior year. This increase was primarily attributable to an increase in the number of title orders closed by the Company’s direct operations, offset in part by a decrease in the average revenues per order closed. The Company’s direct operations closed 393,000 title orders during the current quarter, an increase of 45.5% when compared with 270,100 title orders closed during the same period of the prior year. This increase was primarily due to the factors mentioned in the “Overview” section. The average revenues per order closed were $985 for the current three-month period, as compared with $1,071 for the same period of the prior year. This decrease was primarily due to the heavy mix of refinance orders, offset in part by appreciating residential real estate values. Operating revenues from agency operations increased 52.3% when compared with the same period of the prior year. This increase was primarily due to the same conditions that affected direct operations, compounded by the time lag in the reporting of agency remittances. Specialty insurance operating revenues increased 9.6% when compared with the same period of the prior year. This increase was primarily due to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division. Trust and other services operating revenues increased 24.0% when compared with the same period of the prior year. This increase was primarily due to an increase in investment advisory and trust fees.

Information Technology.    Operating revenues for the Company’s mortgage information and property information segments increased 26.3% and 9.1%, respectively, when compared with the first quarter of 2001. Included in mortgage information operating revenues were $11.9 million of revenues contributed by new acquisitions. Excluding the affects of new acquisitions, the increase for the mortgage information segment was 12.3%. The increases in operating revenues for the mortgage and property information segments were primarily due to the same factors affecting the title insurance segment mentioned above. Credit information operating revenues increased 19.1% when compared with the same period of the prior year. This increase included $5.4 million of operating revenues contributed by new acquisitions. Excluding the affects of the new acquisitions, credit information operating revenues increased 6.9%. This increase was primarily due to the growth in demand for credit information in the housing and automobile sectors. Operating revenues for the screening information segment increased 128.5% when compared with the same period of the prior year. This increase was primarily due to $13.2 million of operating revenues contributed by new acquisitions.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $18.9 million, an increase of $2.3 million when compared with $16.6 million for the first quarter 2001. This increase was primarily due to increased equity in earnings of $4.1 million from the Company’s affiliated companies and increased realized gains of $1.5 million, offset in part by a $3.3 million reduction in interest income as a result of decreasing yields.

TOTAL OPERATING EXPENSES

Financial Services.    Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, totaled $255.2 million for the current quarter, an increase of $56.5 million, or 28.5% when compared with the same period of the prior year. This increase was primarily attributable to an increase in title insurance staff costs in the production area, caused primarily by the 22.5% increase in total title order volume, increased commissions associated with the 45.5% increase in closed title orders, and $3.2 million of personnel costs associated with new acquisitions. Title insurance personnel costs as a percentage of net operating revenues were 53.0% for the current quarter and 56.3% for the same period of the prior year.

Agents retained $284.3 million, or 79.7%, and $189.4 million, or 80.1%, of the title premiums generated by agency operations for the first quarter 2002 and 2001, respectively. The percentage of title premiums retained by agents varies from region to region. Accordingly, the geographical mix of revenues from agency operations accounts for the variation in the percentage amount of title premiums retained by agents.

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $139.6 million for the current quarter, an increase of $29.4 million, or 26.7% when compared with the same period of the prior year. This increase was primarily due to incremental costs incurred at the title insurance segment to service the increase in title orders processed. Other operating expenses for the title insurance segment as a percentage of net operating revenues were 29.2% for the current quarter and 30.0% for the same quarter of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims and home warranty claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.0% for the current period and 3.7% for the same period of the prior year. This increase reflected adverse claims development, offset in part by the shift in current quarter revenue mix from resale to refinance, which is generally less claims intensive. The rate of 4.0% for the current quarter is consistent with the rate applied for the full year of 2001. For the home warranty segment, the claims provision as a percentage of home warranty operating revenues was 47.5% for the current quarter and 56.2% for the same period of the prior year. This decrease was primarily due to a reduction in the average number of claims per contract, which was primarily due to the elimination of higher-cost vendor contractors that were servicing claims in new geographic areas.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $7.2 million for the current quarter and $5.0 million for the same quarter of the prior year. Expressed as a percentage of title insurance and specialty insurance operating revenues, premium taxes were 0.9% for the current year first quarter and for the same quarter of the prior year.

Information Technology.    The majority of the businesses that comprise the Information Technology group are database intensive with a high proportion of fixed costs. As such, business volume fluctuations generally have a significantly greater impact on revenues than on operating expenses.

Mortgage information personnel and other operating expenses were $73.3 million, an increase of $10.4 million, or 16.6% when compared with the same period of the prior year. Excluding acquisitions, mortgage information personnel and other operating expenses decreased $2.1 million, or 3.4%. This decrease was primarily due to the benefits derived from the restructuring of the Company’s field service operations as well as other cost-containment measures, offset in part by costs incurred to service the increase in business volume. Property information personnel and other operating expenses were $42.3 million, an increase of $0.9 million, or 2.2% when compared with the same period of the prior year. This increase was primarily due to certain costs incurred servicing the increase in business volume. Credit information personnel and other operating expenses increased $4.4 million, or 12.0% when compared with the same period of the prior year. Excluding acquisitions, credit information personnel and other operating expenses decreased $0.7 million, or 1.9%. This decrease was primarily attributable to cost-containment programs. Personnel and other operating expenses at the Company’s screening information segment were $21.9 million, an increase of $11.9 million, or 118.4% when compared with the same period of the prior year. This increase was primarily attributable to personnel and other operating expenses associated with new acquisitions.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

A summary by segment of the Company’s income before income taxes and minority interests is as follows:

	Three Months Ended March 31

	2002	%	2001	%
	(in thousands, except percent)
Financial Services:
Title Insurance	$39,652	37	$18,866	37
Specialty Insurance	5,682	5	(488)	(1)
Trust and Other Services	4,225	4	2,147	4

	49,559	46	20,525	40

Information Technology:
Mortgage Information	34,833	33	20,996	41
Credit Information	8,317	8	3,252	7
Property Information	12,653	12	6,261	12
Screening Information	782	1	(165)	—

	56,585	54	30,344	60

Total before corporate	106,144	100	50,869	100

Corporate	(17,585)		(11,671)

Total	$88,559		$39,198

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions, because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage and property information segments, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses increased $5.9 million when compared with the same period of the prior year. This increase was primarily due to a $2.4 million increase in interest expense due primarily to the issuance of the Company’s $210.0 million 4.5% senior convertible debentures in April 2001 and a $2.0 million increase in certain employee benefit plan costs.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 41.3% for the current quarter and 41.8% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax income. A majority of the minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $13.5 million and $6.9 million for the first quarter 2001 and 2000, respectively. This increase was primarily attributable to the increase in the operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three months ended March 31, 2002, was $44.1 million, or $0.57 per diluted share. Net income for the three months ended March 31, 2001 was $18.8 million, or $0.27 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $13.3 million and $35.1 million for the three months ended March 31, 2002, and 2001, respectively. The decrease for the current year period was primarily due to capital expenditures, net purchases of debt and equity securities and the net cash effect of company acquisitions, offset in part by cash provided by operating activities. The decrease for the prior year period was primarily due to capital expenditures and debt repayments.

Notes and contracts payable as a percentage of total capitalization decreased to 23.2% at March 31, 2001, from 23.7% at December 31, 2001. The decrease was primarily due to an increase in total equity due primarily to net income and shares issued in connection with company acquisitions and employee benefit plans during the current period.

Management believes that all of its operational cash requirements for the immediate future will be met from internally generated funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.

The Company is also subject to equity price risk as related to its equity securities. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

There have been no material changes in the Company’s risk since filing its Form 10K for the year ended December 31, 2001.

Part II:    Other Information

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

None.

(b)	Reports on Form 8-K

During the quarterly period covered by this report, the Company filed a report on Form 8-K dated February 13, 2002 (reporting on fourth quarter and full year 2001 earnings). Subsequent to such quarterly period, the Company filed a report on Form 8-K dated April 25, 2002 (reporting on first quarter 2002 earnings and expansion of business segment data).