Form 10-Q
period 2002-06-30
FIRST AMERICAN CORP
filed 2002-08-14
CIK 36047

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number      0-3658

THE FIRST AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated in California (State or other jurisdiction of incorporation or organization)	95-1068610 (I.R.S. Employer Identification No.)

1 First American Way, Santa Ana, California (Address of principal executive offices)	92707-5913 (Zip Code)

(714) 800-3000
(Registrant’s telephone number, including area code)

______________________________________________________________________
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

Yes  X   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. $1 par value - 71,614,281 shares as of August 6, 2002

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

/s/ Thomas A. Klemens
Thomas A. Klemens Executive Vice President Chief Financial Officer

/s/ Max O. Valdes
Max O. Valdes Vice President Chief Accounting Officer

Date:  August 14, 2002

Part I:    Financial Information
Item 1:    Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$685,161,000	$645,240,000

Accounts and accrued income receivable, net	300,999,000	273,090,000

Investments:
Deposits with savings and loan associations and banks	40,994,000	27,597,000
Debt securities	294,576,000	257,045,000
Equity securities	45,283,000	52,014,000
Other long-term investments	130,009,000	113,995,000

	510,862,000	450,651,000

Loans receivable, net	106,744,000	104,264,000

Property and equipment, at cost:
Land	43,101,000	43,018,000
Buildings	175,566,000	173,878,000
Furniture and equipment	257,976,000	237,354,000
Capitalized software	272,943,000	251,072,000

	749,586,000	705,322,000
Less - accumulated depreciation and amortization	(313,218,000)	(269,237,000)

	436,368,000	436,085,000

Title plants and other indexes	357,172,000	344,947,000

Deferred income taxes	23,570,000	22,221,000

Goodwill, net	475,351,000	418,649,000

Other assets	175,958,000	142,116,000

	$3,072,185,000	$2,837,263,000

Liabilities and Stockholders' Equity
Demand deposits	$87,705,000	$91,285,000

Accounts payable and accrued liabilities	406,274,000	373,170,000

Deferred revenue	323,864,000	294,227,000

Reserve for known and incurred but not reported claims	335,383,000	314,777,000

Income taxes payable	18,312,000	13,342,000

Notes and contracts payable	436,742,000	415,341,000

Minority interests in consolidated subsidiaries	141,824,000	130,669,000

Mandatorily redeemable preferred securities of the Company's subsidiary trust whose sole assets are the Company's $100,000,000 8.5% deferrable interest subordinated. notes due 2012	100,000,000	100,000,000

Stockholders' equity:
Preferred stock, $1 par value
Authorized - 500,000 shares; outstanding - none
Common stock, $1 par value
Authorized - 180,000,000 shares
Outstanding - 71,557,000 and 68,694,000 shares	71,557,000	68,694,000
Additional paid-in capital	320,788,000	271,403,000
Retained earnings	850,737,000	777,971,000
Accumulated other comprehensive loss	(21,001,000)	(13,616,000)

	1,222,081,000	1,104,452,000

	$3,072,185,000	$2,837,263,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001
Revenues
Operating revenues	$1,085,471,000	$908,009,000	$2,109,590,000	$1,658,193,000
Investment and other income	19,576,000	20,077,000	38,379,000	36,757,000
Net realized investment losses	(12,627,000)	(44,000)	(12,568,000)	(167,000)

	1,092,420,000	928,042,000	2,135,401,000	1,694,783,000

Expenses
Salaries and other personnel costs	363,918,000	311,396,000	709,243,000	586,215,000
Premiums retained by agents	308,839,000	216,415,000	593,133,000	405,822,000
Other operating expenses	244,719,000	214,431,000	482,856,000	405,519,000
Provision for policy losses and other claims	52,697,000	40,525,000	99,796,000	77,015,000
Depreciation and amortization	25,084,000	25,672,000	49,232,000	50,105,000
Premium taxes	8,393,000	5,704,000	15,592,000	10,712,000
Interest	8,716,000	7,567,000	16,936,000	13,865,000

	1,012,366,000	821,710,000	1,966,788,000	1,549,253,000

Income before income taxes and minority interests	80,054,000	106,332,000	168,613,000	145,530,000
Income taxes	26,300,000	39,200,000	57,300,000	52,700,000

Income before minority interests	53,754,000	67,132,000	111,313,000	92,830,000
Minority interests	13,633,000	12,615,000	27,117,000	19,537,000

Net income	40,121,000	54,517,000	84,196,000	73,293,000

Other comprehensive (loss) gain, net of tax
Unrealized (loss)gain on securities	(4,475,000)	959,000	(5,010,000)	(919,000)
Minimum pension liability adjustment	(100,000)	85,000	(2,375,000)	(115,000)

	(4,575,000)	1,044,000	(7,385,000)	(1,034,000)

Comprehensive income	$35,546,000	$55,561,000	$76,811,000	$72,259,000

Net income per share (Note 2):
Basic	$.56	$.83	$1.19	$1.13

Diluted	$.51	$.75	$1.07	$1.00

Cash dividends per share	$.08	$.07	$.15	$.13

Weighted average number of shares (Note 2):
Basic	71,454,000	65,621,000	70,725,000	64,893,000

Diluted	82,672,000	74,960,000	81,829,000	75,167,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30
	2002	2001
Cash flows from operating activities:
Net income	$84,196,000	$73,293,000
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	99,796,000	77,015,000
Depreciation and amortization	49,232,000	50,105,000
Minority interests in net income	27,117,000	19,537,000
Net investment losses	12,568,000	167,000
Other, net	(15,590,000)	(8,781,000)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(94,645,000)	(75,668,000)
Net change in income tax accounts	3,881,000	45,137,000
Increase in accounts and accrued income receivable	(21,194,000)	(66,204,000)
Increase in accounts payable and accrued liabilities	29,001,000	18,809,000
Increase in deferred revenue	30,694,000	7,577,000
Other, net	(9,116,000)	(25,477,000)

Cash provided by operating activities	195,940,000	115,510,000

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(23,852,000)	(3,823,000)
Net increase in deposits with banks	(13,127,000)	(3,324,000)
Net increase in loans receivable	(2,480,000)	(4,896,000)
Purchases of debt and equity securities	(154,600,000)	(64,294,000)
Proceeds from sales of debt and equity securities	39,571,000	10,958,000
Proceeds from maturities of debt securities	77,658,000	21,084,000
Net decrease in other investments	7,188,000	4,992,000
Capital expenditures	(46,984,000)	(50,377,000)
Purchases of capitalized data	(8,280,000)	(7,437,000)
Proceeds from sale of property and equipment	1,757,000	1,181,000

Cash used for investing activities	(123,149,000)	(95,936,000)

Cash flows from financing activities:
Net change in demand deposits	(3,580,000)	5,998,000
Proceeds from issuance of debt	4,479,000	210,000,000
Repayment of debt	(12,324,000)	(16,793,000)
Proceeds from exercise of stock options	6,372,000	6,923,000
Proceeds from the issuance of stock to employee benefit plans	2,002,000
Distributions to minority shareholders	(18,389,000)	(9,429,000)
Cash dividends	(11,430,000)	(8,620,000)

Cash (used for) provided by financing activities	(32,870,000)	188,079,000

Net increase in cash and cash equivalents	39,921,000	207,653,000
Cash and cash equivalents - Beginning of year	645,240,000	300,905,000

- End of first half	$685,161,000	$508,558,000

Supplemental information:
Cash paid during the first half for:
Interest	$16,456,000	$12,104,000
Premium taxes	$15,674,000	$10,220,000
Income taxes	$52,395,000	$21,379,000
Noncash investing and financing activities:
Shares issued for employee benefits plans	$17,491,000	$8,508,000
Liabilities incurred in connection with company acquisitions	$28,728,000	$16,812,000
Purchase of minority interest		$1,146,000
Company acquisitions in exchange for common stock	$26,380,000	$67,875,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Certain 2001 amounts have been reclassified to conform to the 2002 presentation. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 – Earnings Per Share

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001
Numerator:
Net Income-numerator for basic net income per share	$40,121,000	$54,517,000	$84,196,000	$73,293,000
Effect of dilutive securities
Add: Convertible debt - interest expense (net of tax)	1,761,000	1,362,000	3,533,000	1,697,000

Net Income-numerator for dilutive net income per share	$41,882,000	$55,879,000	$87,729,000	$74,990,000

Denominator
Weighted average shares-denominator
For basic net income per share	71,454,000	65,621,000	70,725,000	64,893,000
Effect of dilutive securities:
Employee stock options	2,662,000	2,914,000	2,529,000	3,846,000
Convertible debt	8,556,000	6,425,000	8,575,000	6,428,000

Denominator for diluted net income per share	82,672,000	74,960,000	81,829,000	75,167,000

Basic net income per share	$0.56	$0.83	$1.19	$1.13

Diluted net income per share	$0.51	$0.75	$1.07	$1.00

Antidilutive stock options	3,504,000	3,661,000	3,651,000	1,902,000

Note 3 – Business Combinations

During the six months ended June 30, 2002, the Company acquired 15 companies. These acquisitions were individually not material and 12 have been included in the Company’s title insurance segment, two in the property information segment and one in the Company’s screening information segment. The aggregate purchase price was $26.4 million in stock, $19.9 million in cash and $21.2 million in notes payable.

Note 4 – Segment Information

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

For the three months ended June 30, 2002:

	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$808,094,000	$50,110,000	$11,341,000	$16,557,000
Specialty Insurances	36,119,000	6,159,000	653,000	530,000
Trust and Other Services	11,650,000	4,587,000	272,000	53,000

	855,863,000	60,856,000	12,266,000	17,140,000

Information Technology
Mortgage Information	109,497,000	29,551,000	2,244,000	2,566,000
Property Information	62,283,000	15,021,000	4,638,000	2,995,000
Credit Information	52,122,000	7,231,000	3,097,000	1,969,000
Screening Information	25,590,000	1,966,000	726,000	756,000

	249,492,000	53,769,000	10,705,000	8,286,000

	1,105,355,000	114,625,000	22,971,000	25,426,000

Corporate	(12,935,000)	(34,571,000)	2,113,000	896,000

	$1,092,420,000	$80,054,000	$25,084,000	$26,322,000

For the three months ended June 30, 2001:

	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$663,237,000	$63,295,000	$11,927,000	$7,336,000
Specialty Insurances	30,554,000	3,605,000	693,000	495,000
Trust and Other Services	10,035,000	2,855,000	296,000	40,000

	703,826,000	69,755,000	12,916,000	7,871,000

Information Technology
Mortgage Information	105,659,000	34,214,000	2,732,000	1,838,000
Property Information	56,372,000	9,573,000	5,389,000	2,250,000
Credit Information	50,124,000	8,361,000	2,798,000	2,914,000
Screening Information	11,080,000	305,000	394,000	650,000

	223,235,000	52,453,000	11,313,000	7,652,000

	927,061,000	122,208,000	24,229,000	15,523,000

Corporate	981,000	(15,876,000)	1,443,000	1,386,000

	$928,042,000	$106,332,000	$25,672,000	$16,909,000

For the six months ended June 30, 2002:

	Revenues	Income before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$1,559,233,000	$89,762,000	$23,142,000	$26,001,000
Specialty Insurances	67,687,000	11,841,000	946,000	1,039,000
Trust and Other Services	22,786,000	8,812,000	563,000	66,000

	1,649,706,000	110,415,000	24,651,000	27,106,000

Information Technology			.
Mortgage Information	219,049,000	61,057,000	4,380,000	4,398,000
Property Information	120,756,000	26,665,000	9,011,000	5,770,000
Credit Information	108,754,000	19,884,000	5,905,000	5,168,000
Screening Information	49,123,000	2,748,000	1,284,000	1,675,000

	497,682,000	110,354,000	20,580,000	17,011,000

	2,147,388,000	220,769,000	45,231,000	44,117,000

Corporate	(11,987,000)	(52,156,000)	4,001,000	2,867,000

	$2,135,401,000	$168,613,000	$49,232,000	$46,984,000

For the six months ended June 30, 2001:
	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$1,195,610,000	$82,161,000	$22,543,000	$20,546,000
Specialty Insurances	59,434,000	3,117,000	1,350,000	1,421,000
Trust and Other Services	18,852,000	5,002,000	587,000	116,000

	1,273,896,000	90,280,000	24,480,000	22,083,000

Information Technology
Mortgage Information	191,860,000	51,723,000	5,621,000	8,549,000
Property Information	110,550,000	16,312,000	11,070,000	6,719,000
Credit Information	96,006,000	14,622,000	5,145,000	7,148,000
Screening Information	21,393,000	140,000	781,000	1,740,000

	419,809,000	82,797,000	22,617,000	24,156,000

	1,693,705,000	173,077,000	47,097,000	46,239,000

Corporate	1,078,000	(27,547,000)	3,008,000	4,138,000

	$1,694,783,000	$145,530,000	$50,105,000	$50,377,000

Note 5 – New Accounting Pronouncements

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

On January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangibles and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Pursuant to SFAS 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 requires that goodwill and other intangible assets be allocated to various reporting units, which are either operating segments or one reporting unit below the operating segment. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, sub-prime credit information, pre-employment and drug screening and tenant screening.

The SFAS 142 impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill. The fair value of the goodwill is determined by discounted cash flow analysis and appraised values. If the fair value is less than the book value, an impairment is considered to exist and, in the initial year of adoption, will be recorded as a cumulative effect of a change in accounting principle.

The Company has determined that it has no intangible assets with indefinite lives and therefore has continued to amortize its other intangible assets in a manner consistent with periods prior to the adoption of SFAS 142.

In accordance with SFAS 142, the Company completed Test 1 by June 30, 2002 and all but the tenant screening reporting unit passed. The Company is required to perform Test 2 for this reporting unit to determine how much, if any, of the $4.5 million of goodwill allocated to this reporting unit is considered impaired. Management will complete this test no later than December 31, 2002, as required by SFAS 142.

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the six months ended June 30, 2002 is as follows:

	Balance as of January 1, 2002	Acquired During the Year	Impairment Losses	Balance as of June 30, 2002
Financial Services
Title Insurance and Services	$126,855,000	$13,880,000	$—	$140,735,000
Specialty Insurances	18,194,000	—	—	18,194,000
Trust and Other Services	—	—	—	—
Information Technology
Mortgage Information	69,917,000	1,346,000	—	71,263,000
Property Information	80,129,000	7,937,000	—	88,066,000
Credit Information	86,117,000		—	86,117,000
Screening Information	37,437,000	33,539,000	—	70,976,000

	$418,649,000	$56,702,000	$—	$475,351,000

A reconciliation of net income and earnings per share is as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001
Reported Net Income	$40,121,000	$54,517,000	$84,196,000	$73,293,000
Add back: Goodwill amortization	—	3,518,000	—	7,023,000

Adjusted Net Income	$40,121,000	$58,035,000	$84,196,000	$80,316,000

Basic Earnings per Share:
Reported Net Income	$0.56	$0.83	$1.19	$1.13
Goodwill amortization	—	0.05	—	0.11

Adjusted Net Income	$0.56	$0.88	$1.19	$1.24

Diluted Earnings Per Share:
Reported Net Income	$0.51	$0.75	$1.07	$1.00
Goodwill amortization	—	0.05	—	0.09

Adjusted Net Income	$0.51	$0.80	$1.07	$1.09

Company is in the process of determining the amount that is impaired and will complete this process by the end of the third quarter of 2002. Any impairment charge resulting from the transitional impairment test will be reflected as a cumulative effect of a change in accounting principle. The impact of the impairment provisions of SFAS 142 will not materially affect the Company’s financial condition or results of operations.

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

RESULTS OF OPERATIONS

Three and six months ended June 30:

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of the significant critical accounting policies of the Company can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Additionally, pursuant to SFAS 142, the Company is now required to perform an annual impairment test for goodwill and other intangible assets. This impairment test is performed utilizing a variety of valuation techniques, all which require management to make estimates and judgments, and include discounted cash flow analysis, market approach valuations and the use of third party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities.

OVERVIEW

During the second quarter of 2002, refinance-related orders declined from the record-setting levels in the prior year, but remained at above normal levels. This, coupled with relatively high levels of new home sales and resale activity, as well as the high inventory of title insurance open orders present at the beginning of the quarter, resulted in net income for the second quarter of 2002 of $40.1 million, or $0.51 per diluted share, which includes a $13.6 million pretax investment loss relating to the write down of WorldCom bonds. Excluding this write down, operational net income for the second quarter was $48.1 million, or $0.61 per diluted share, which compares with net income of $54.5 million, or $0.75 per diluted share, for the second quarter of 2001.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended June 30				Six Months Ended June 30
(in thousands, except percent)
	2002	%	2001	%	2002	%	2001	%
Financial Services:
Title Insurance:
Direct operations	$419,603	39	$386,102	43	$806,777	38	$675,373	41
Agency operations	378,622	35	267,183	29	735,419	35	501,437	30

	798,225	74	653,285	72	1,542,196	73	1,176,810	71
Specialty Insurance	33,580	3	28,337	3	62,892	3	55,092	3
Trust and Other Servies	11,538	1	9,892	1	22,694	1	18,886	1

	843,343	78	691,514	76	1,627,782	77	1,250,788	75

Information Technology:
Mortgage Information	108,530	10	105,094	12	216,660	10	190,735	12
Property Information	57,453	5	51,771	6	112,563	6	102,272	6
Credit Information	50,548	5	48,627	5	103,547	5	93,135	6
Screening Information	25,597	2	11,003	1	49,038	2	21,263	1

	242,128	22	216,495	24	481,808	23	407,405	25

Total Operating Revenues	$1,085,471	100	$908,009	100	$2,109,590	100	$1,658,193	100

Financial Services.    Operating revenues from direct title operations increased 8.7% and 19.5% for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. These increases were primarily due to an increase in the number of title orders closed by the Company’s direct operations. The Company’s direct operations closed 381,500 and 774,500 title orders during the current three and six month periods, respectively, increases of 6.0% and 22.9% when compared with 360,000 and 630,100 closed during the same periods of the prior year. These increases were primarily due to the factors mentioned above in the Overview section. Operating revenues from agency operations increased 41.7% and 46.7% for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. These fluctuations were primarily due to the timing of the reporting of agency remittances. Specialty insurance operating revenues increased 18.5% and 14.2% for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. These increases were primarily due to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division. Trust and other services operating revenues increased 16.6% and 20.2% for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to an increase in investment advisory and trust fees.

Information Technology.    Mortgage information operating revenues increased 3.3% and 13.6% for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. These increases were primarily due to $3.0 million and $14.9 million of operating revenues contributed by new acquisitions for the respective periods. Property information operating revenues increased 11.0% and 10.1% for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to market share gains as well as acquisition activity. Credit information operating revenues increased 4.0% and 11.2% for the three and six months ended June 30, 2001, respectively, when compared with the same periods of the prior year. These increases were primarily due to $3.7 million and $9.2 million of operating revenues contributed by new acquisitions, offset in part by the reduction in refinance activity quarter over quarter. Screening information operating revenues increased 132.6% and 130.6% for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to $13.6 million and $26.8 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $19.6 million and $38.4 million for the three and six months ended June 30, 2002, respectively, representing a decrease of $.5 million, or 2.5%, and an increase of $1.6 million, or 4.4%, when compared with the same periods of the prior year. The decrease in the current quarter resulted primarily from decreasing yields on the Company’s investment portfolio. The increase for the six months ended June 30, 2002 resulted primarily from an increase in earnings from unconsolidated affiliates.

NET REALIZED INVESTMENT LOSSES

Net realized investment losses totaled $12.6 million for both the three and six months ended June 30, 2002, representing decreases of $12.6 million and $12.4 million when compared with the same periods of the prior year. These decreases were due primarily to $13.6 million realized investment losses recorded in the current quarter resulting from the write-down of WorldCom bonds. The majority of the write-down relates to the Company’s Capital Management Division, which manages funds for the benefit of the Company’s 1031 tax-deferred exchange customers.

TOTAL OPERATING EXPENSES

Financial Services.    Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment were $271.3 million and $526.5 million for the three and six months ended June 30, 2002, respectively, increases of $39.1 million, or 16.8%, and $95.6 million, or 22.2%, when compared with the same periods of the prior year. Excluding acquisitions, these increases were $30.8 million, or 13.2%, and $84.0 million, or 19.5%, respectively. These increases were primarily attributable to $4.7 million and $9.6 million of increased employee benefit plan costs, $7.0 million and $14.0 million in expenses related to the implementation of the Company’s title production system and $3.6 million and $6.1 million of increased health benefit costs for the three and six months ended June 30, 2002, respectively, when compared with the same periods of the prior year. Also contributing to the overall increase in salaries and other personnel expenses were incremental labor costs incurred to service the increase in business volume, particularly at the title insurance operations, where the Company experienced a 4.4% and 12.8% increase in total order volume for the three and six months ended June 30, 2002, when compared with the same periods of the prior year. Salaries and other personnel costs as a percentage of operating revenues for the Financial Services group were 32.2% and 32.3% for the three and six months ended June 30, 2002, respectively, and 33.6% and 34.4% for the respective periods of the prior year.

Agents retained $308.8 million and $593.1 million of title premiums generated by agency operations for the three and six months ended June 30, 2002, respectively, which compares with $216.4 million and $405.8 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.7% to 81.6% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $142.2 million and $281.8 million for the three and six months ended June 30, 2002, respectively, increases of $15.4 million, or 12.2%, and $44.8 million, or 18.9%, when compared with the same periods of the prior year. Excluding acquisitions, these increases were $12.5 million, or 9.8%, and $41.0 million, or 17.3%, respectively. These increases were primarily the result of incremental costs incurred to service the increase in business volume. Other operating expenses as a percentage of operating revenues for the Financial Services group were 16.9% and 17.3% for the three and six months ended June 30, 2002, respectively, and 18.3% and 18.9% for the respective periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims and home warranty claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.0% for the current quarter and 3.7% for the same period of the prior year. This increase reflected adverse claims experience. The title insurance rate of 4.0% is consistent with the rate applied for the full year 2001 and the first quarter 2002. For the home warranty segment, the claims provision as a percentage of home warranty operating revenues was 52.6% for the current quarter and 54.5% for the same period of the prior year. This decrease was primarily due to a reduction in the average number of claims per contract, which was primarily attributable to the elimination of higher-cost vendor contractors that were servicing claims in new geographic areas.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $8.4 million and $15.6 million for the three and six months ended June 30, 2002, respectively, and $5.7 million and $10.7 million for the respective periods of the prior year. Premium taxes as a percentage of title insurance and specialty insurance operating revenues ranged from 0.8% to 1.0%. This slight variation was primarily due to the composition and geographical mix of the operating revenues (i.e., tax rates and bases vary from state to state).

Information Technology.    Mortgage information personnel and other operating expenses were $75.3 million and $148.6 million for the three and six months ended June 30, 2002, respectively, increases of $8.3 million, or 12.4%, and $18.7 million, or 14.4% when compared with the same periods of the prior year. Excluding acquisitions, mortgage information personnel and other operating expenses increased $5.8 million, or 8.7%, and $3.7 million, or 2.9%, respectively. These increases were primarily attributable to increased employee benefit plan costs of $1.0 million for the current quarter and $1.7 million for the six-month period, costs incurred to integrate new acquisitions, and increased technology costs. Property information personnel and other operating expenses were $42.5 million and $84.8 million for the three and six months ended June 30, 2002, respectively, increases of $1.3 million, or 3.1%, and $2.2 million, or 2.6%, when compared with the same periods of the prior year. These increase were primarily due to incremental costs incurred to service the increase in business volume. Credit information personnel and other operating expenses were $42.0 million and $83.3 million for the three and six months ended June 30, 2002, respectively, increases of $3.0 million, or 7.7%, and $7.4 million, or 9.8% when compared with the same periods of the prior year. Excluding new acquisitions, credit information personnel and other operating expenses decreased $0.3 million, or 0.8% and $1.0 million, or 1.4% for the respective periods. These decreases were primarily due to incremental cost reductions commensurate with the decrease in refinance activity. Personnel and other operating expenses for the Company’s screening information segment were $22.5 million and $44.4 million for the three and six months ended June 30, 2002, respectively, increases of $12.2 million, or 118.1% and $24.1 million, or 118.3% when compared with the same periods of the prior year. Excluding acquisitions, screening information personnel and other operating expenses increased $0.8 million, or 7.9%, and $1.1 million, or 5.2%, respectively. These increases were primarily due to incremental costs incurred to service the increase in business volume.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments.

	Three Months Ended June 30				Six Months Ended June 30
	($000)				($000)
	2002	%	2001	%	2002	%	2001	%
Financial Services
Title Insurance and Services	$50,110	44	$63,295	52	$89,762	41	$82,161	47
Speciality Insurance	6,159	5	3,605	3	11,841	5	3,117	2
Trust and Other Services	4,587	4	2,855	2	8,812	4	5,002	3

	60,856	53	69,755	57	110,415	50	90,280	52

Information Technology
Mortgage Information	29,551	26	34,214	28	61,057	28	51,723	30
Property Information	15,021	13	9,573	8	26,665	12	16,312	9
Credit Information	7,231	6	8,361	7	19,884	9	14,622	9
Screening Information	1,966	2	305	0	2,748	1	140	0

	53,769	47	52,453	43	110,354	50	82,797	48

Total before corporate	114,625	100	122,208	100	220,769	100	173,077	100

Corporate	(34,571)		(15,876)		(52,156)		(27,547)

Total	$80,054		$106,332		$168,613		$145,530

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage and property information segments, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Included in corporate for the three and six months ended June 30, 2002, are the previously mentioned $13.6 million realized investment losses resulting from the write down of WorldCom bonds.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 40.5% for the six months ended June 30, 2002, and 41.8% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $13.6 million and $27.1 million for the three and six months ended June 30, 2002, respectively, increases of $1.0 million and $7.6 million when compared with the same periods of the prior year. These increases were primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and six months ended June 30, 2002, was $40.1 million, or $0.51 per diluted share, and $84.2 million, or $1.07 per diluted share, respectively. Net income for the three and six months ended June 30, 2001, was $54.5 million, or $0.75 per diluted share, and $73.3 million, or $1.00 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $39.9 million and $207.7 million for the six months ended June 30, 2002 and 2001, respectively. The increase for the current period was primarily due to cash generated by operating activities offset in part by capital expenditures and purchases of debt and equity securities. The increase for the prior-year period was primarily due to the proceeds received from the issuance of the Company’s $210.0 million senior convertible debentures and cash provided by operating activities, offset in part by capital expenditures and purchases of debt and equity securities.

Notes and contracts payable as a percentage of total capitalization decreased to 23.0% at June 30, 2002 from 23.7% at December 31, 2001. This decrease was primarily due to net income in the current year and debt repayments.

Management believes that all of its anticipated operating cash requirements for the immediate future will be met from internally generated funds.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes in the Company’s risk since filing its Form 10K for the year ended December 31, 2001.

PART II:    Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of shareholders (the “Meeting”) of The First American Corporation (the “Company”) was held on Thursday, May 9, 2002.

(b)
The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was nominated by management of the Company and all such nominees were elected.

Name of Nominee	Votes For	Votes Withheld
Gary J. Beban	64,037,698	641,463
J. David Chatham	64,043,100	636,061
William G. Davis	64,043,729	635,432
James L. Doti	64,083,586	595,576
Lewis W. Douglas, Jr.	64,044,324	634,837
Paul B. Fay, Jr.	64,044,374	634,787
D. P. Kennedy	58,236,928	6,442,234
Parker S. Kennedy	58,275,274	6,403,888
Frank O’Bryan	64,087,690	591,471
Roslyn B. Payne	64,091,472	587,690
D. Van Skilling	64,085,790	593,371
Herbert B. Tasker	64,084,341	594,820
Virginia Ueberroth	64,078,645	600,517

(c)
At the Meeting, the proposal to amend The First American Corporation 1996 Stock Option Plan (to increase by 3,000,000 the number of Common shares available for grant thereunder) was approved by the holders of a majority of the Company’s Common shares represented at the Meeting and entitled to vote.

Votes For	Votes Against	Votes Withheld
54,918,123	8,516,327	1,244,708

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10)(a) Amendment No. 7 dated June 4, 2002, to 1996 Stock Option Plan.

(99)(a) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99)(b) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

During the quarterly period covered by this report, the Company filed a report on Form 8-K dated April 25, 2002 (reporting on first quarter 2002 earnings). Subsequent to such quarterly period, the Company filed reports on Form 8-K dated July 12, 2002 (announcing the Company’s World Com, Inc. bond exposure) and July 25, 2002 (reporting on second quarter 2002 earnings).

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page

(10)(a)	Amendment No. 7 dated June 4, 2002, to 1996 Stock Option Plan.

(99)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.