Form 10-Q
period 2002-09-30
FIRST AMERICAN CORP
filed 2002-11-14
CIK 36047

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. $1 par value - 72,199,753 shares as of November 6, 2002

INFORMATION INCLUDED IN REPORT

Part I: Financial Information
Item 1: Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(Unaudited)
Assets
Cash and cash equivalents	$735,764,000	$645,240,000

Accounts and accrued income receivable, net	323,735,000	273,090,000

Investments:
Deposits with savings and loan associations and banks	40,999,000	27,597,000
Debt securities	339,173,000	257,045,000
Equity securities	38,119,000	52,014,000
Other long-term investments	134,060,000	113,995,000

	552,351,000	450,651,000

Loans receivable, net	109,032,000	104,264,000

Property and equipment, at cost:
Land	43,188,000	43,018,000
Buildings	180,332,000	173,878,000
Furniture and equipment	256,735,000	237,354,000
Capitalized software	293,597,000	246,452,000

	773,852,000	700,702,000
Less- accumulated depreciation and amortization	(339,196,000)	(269,237,000)

	434,656,000	431,465,000

Title plants and other indexes	373,453,000	354,187,000

Deferred income taxes	17,997,000	22,221,000

Goodwill, net	497,778,000	418,649,000

Other assets	182,938,000	137,496,000

	$3,227,704,000	$2,837,263,000

Liabilities and Stockholders’ Equity
Demand deposits	$88,136,000	$91,285,000

Accounts payable and accrued liabilities	452,949,000	373,170,000

Deferred revenue	343,536,000	294,227,000

Reserve for known and incurred but not reported claims	346,240,000	314,777,000

Income taxes payable	5,252,000	13,342,000

Notes and contracts payable	438,541,000	415,341,000

Minority interests in consolidated subsidiaries	159,816,000	130,669,000

Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% deferrable interest subordinated notes due 2012	100,000,000	100,000,000

Stockholders’ equity:
Preferred stock, $1 par value
Authorized - 500,000 shares; outstanding - none
Common stock, $1 par value
Authorized - 180,000,000 shares
Outstanding - 72,172,000 and 68,694,000 shares	72,172,000	68,694,000
Additional paid-in capital	330,930,000	271,403,000
Retained earnings	912,321,000	777,971,000
Accumulated other comprehensive loss	(22,189,000)	(13,616,000)

	1,293,234,000	1,104,452,000

	$3,227,704,000	$2,837,263,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2002	2001	2002	2001

Revenues
Operating revenues	$1,180,114,000	$952,776,000	$3,289,704,000	$2,610,969,000
Investment and other income	22,858,000	22,132,000	61,237,000	58,889,000
Net realized investment (losses) gains	(5,888,000)	8,100,000	(18,456,000)	7,933,000

	1,197,084,000	983,008,000	3,332,485,000	2,677,791,000

Expenses
Salaries and other personnel costs	381,074,000	331,727,000	1,090,317,000	917,942,000
Premiums retained by agents	322,148,000	255,384,000	915,281,000	661,206,000
Other operating expenses	265,456,000	216,854,000	748,312,000	622,373,000
Provision for policy losses and other claims	58,215,000	52,661,000	158,011,000	129,676,000
Depreciation and amortization	23,662,000	27,820,000	72,894,000	77,925,000
Premium taxes	8,889,000	6,758,000	24,481,000	17,470,000
Interest	8,618,000	8,449,000	25,554,000	22,314,000

	1,068,062,000	899,653,000	3,034,850,000	2,448,906,000

Income before income taxes and minority interests	129,022,000	83,355,000	297,635,000	228,885,000
Income taxes	42,800,000	30,500,000	100,100,000	83,200,000

Income before minority interests	86,222,000	52,855,000	197,535,000	145,685,000
Minority interests	18,863,000	11,160,000	45,980,000	30,697,000

Net income	67,359,000	41,695,000	151,555,000	114,988,000

Other comprehensive loss, net of tax
Unrealized loss on securities	(313,000)	(4,152,000)	(5,323,000)	(5,071,000)
Minimum pension liability adjustment	(875,000)	(75,000)	(3,250,000)	(190,000)

	(1,188,000)	(4,227,000)	(8,573,000)	(5,261,000)

Comprehensive income	$66,171,000	$37,468,000	$142,982,000	$109,727,000

Net income per share (Note 2):
Basic	$.94	$.61	$2.13	$1.75

Diluted	$.84	$.55	$1.91	$1.59

Cash dividends per share	$.08	$.07	$.23	$.20

Weighted average number of shares (Note 2):
Basic	71,827,000	67,844,000	71,092,000	65,877,000

Diluted	82,679,000	78,872,000	82,112,000	74,529,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

		For the Nine Months Ended September 30

		2002	2001

Cash flows from operating activities:
	Net income	$151,555,000	$114,988,000
	Adjustments to reconcile net income to cash provided by operating activities-
	Provision for policy losses and other claims	158,011,000	129,676,000
	Depreciation and amortization	72,894,000	77,925,000
	Minority interests in net income	45,980,000	30,697,000
	Net investment losses (gains)	18,456,000	(7,933,000)
	Other, net	(28,475,000)	(14,189,000)
	Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
	Claims paid, net of recoveries	(141,968,000)	(113,069,000)
	Net change in income tax accounts	(2,776,000)	75,253,000
	Increase in accounts and accrued income receivable	(42,862,000)	(71,788,000)
	Increase in accounts payable and accrued liabilities	73,074,000	56,561,000
	Increase in deferred revenue	50,366,000	15,269,000
	Other, net	(23,737,000)	(11,182,000)

	Cash provided by operating activities	330,518,000	282,208,000

Cash flows from investing activities:
	Net cash effect of company acquisitions/dispositions	(31,767,000)	(15,407,000)
	Net increase in deposits with banks	(13,132,000)	(1,063,000)
	Net increase in loans receivable	(4,768,000)	(10,637,000)
	Purchases of debt and equity securities	(250,568,000)	(154,974,000)
	Proceeds from sales of debt and equity securities	60,811,000	53,397,000
	Proceeds from maturities of debt securities	111,388,000	55,537,000
	Net decrease in other investments	15,913,000	4,560,000
	Capital expenditures	(70,997,000)	(86,874,000)
	Purchases of capitalized data	(13,472,000)	(9,437,000)
	Proceeds from sale of property and equipment	2,934,000	1,766,000

	Cash used for investing activities	(193,658,000)	(163,132,000)

Cash flows from financing activities:
	Net change in demand deposits	(3,149,000)	10,729,000
	Proceeds from issuance of debt	6,543,000	210,000,000
	Repayment of debt	(19,096,000)	(22,357,000)
	Proceeds from exercise of stock options	7,521,000	9,173,000
	Proceeds from the issuance of stock to employee benefit plans	3,113,000
	Distributions to minority shareholders	(24,063,000)	(17,392,000)
	Cash dividends	(17,205,000)	(13,401,000)

	Cash (used for) provided by financing activities	(46,336,000)	176,752,000

Net increase in cash and cash equivalents		90,524,000	295,828,000
Cash and cash equivalents	- Beginning of year	645,240,000	300,905,000

	- End of third quarter	$735,764,000	$596,733,000

Supplemental information:
	Cash paid during the nine months for:
	Interest	$18,641,000	$18,525,000
	Premium taxes	$24,563,000	$14,353,000
	Income taxes	$101,992,000	$22,622,000
	Noncash investing and financing activities:
	Shares issued for employee benefits plans	$17,491,000	$8,508,000
	Liabilities incurred in connection with company acquisitions	$46,927,000	$36,750,000
	Purchase of minority interest		$1,203,000
	Company acquisitions in exchange for common stock	$34,880,000	$78,376,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Condensed Consolidated Financial Statements

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

Note 2 – Earnings Per Share

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2002	2001	2002	2001

Numerator:
Net Income-numerator for basic net income per share	$67,359,000	$41,695,000	$151,555,000	$114,988,000
Effect of dilutive securities
Add: Convertible debt - interest expense (net of tax)	1,748,000	1,783,000	5,282,000	3,441,000

Net Income–numerator for dilutive net income per share	$69,107,000	$43,478,000	$156,837,000	$118,429,000

Denominator
Weighted average shares-denominator
For basic net income per share	71,827,000	67,844,000	71,092,000	65,877,000
Effect of dilutive securities:
Employee stock options	2,333,000	2,418,000	2,464,000	3,320,000
Convertible debt	8,519,000	8,610,000	8,556,000	5,332,000

Denominator for diluted net income per share	82,679,000	78,872,000	82,112,000	74,529,000

Basic net income per share	$0.94	$0.61	$2.13	$1.75

Diluted net income per share	$0.84	$0.55	$1.91	$1.59

Antidilutive stock options	3,549,000	4,000,000	3,624,000	2,564,000

Note  3 – Business Combinations

During the nine months ended September 30, 2002, the Company acquired 17 companies.  These acquisitions were individually not material and 13 have been included in the Company’s title insurance segment, three in the property information segment and one in the Company’s screening information segment.  The aggregate purchase price was $34.9 million in stock, $28.5 million in cash and $24.5 million in notes payable. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values and approximately $79.1 million of goodwill was recorded. Allocations to other intangible and identifiable assets were not material.

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

For the three months ended September 30, 2002:

	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$868,298,000	$80,026,000	$10,218,000	$11,296,000
Specialty Insurances	40,156,000	6,014,000	496,000	565,000
Trust and Other Services	9,635,000	2,443,000	259,000	143,000

	918,089,000	88,483,000	10,973,000	12,004,000

Information Technology
Mortgage Information	120,759,000	39,188,000	2,666,000	2,645,000
Property Information	76,058,000	21,405,000	5,262,000	2,757,000
Credit Information	56,213,000	10,943,000	2,178,000	2,614,000
Screening Information	27,784,000	1,120,000	679,000	1,148,000

	280,814,000	72,656,000	10,785,000	9,164,000

	1,198,903,000	161,139,000	21,758,000	21,168,000

Corporate	(1,819,000)	(32,117,000)	1,904,000	2,845,000

	$1,197,084,000	$129,022,000	$23,662,000	$24,013,000

For the three months ended September 30, 2001:

	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$704,467,000	$39,102,000	$12,670,000	$10,762,000
Specialty Insurances	31,518,000	4,638,000	670,000	—
Trust and Other Services	10,289,000	3,421,000	301,000	351,000

	746,274,000	47,161,000	13,641,000	11,113,000

Information Technology
Mortgage Information	114,820,000	38,420,000	3,428,000	3,863,000
Property Information	55,871,000	7,491,000	5,572,000	14,306,000
Credit Information	50,518,000	6,559,000	3,437,000	6,452,000
Screening Information	14,389,000	729,000	481,000	440,000

	235,598,000	53,199,000	12,918,000	25,061,000

	981,872,000	100,360,000	26,559,000	36,174,000

Corporate	1,136,000	(17,005,000)	1,261,000	323,000

	$983,008,000	$83,355,000	$27,820,000	$36,497,000

For the nine months ended September 30, 2002:

	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$2,427,531,000	$169,788,000	$33,361,000	$37,297,000
Specialty Insurances	107,843,000	17,855,000	1,442,000	1,604,000
Trust and Other Services	32,421,000	11,255,000	821,000	209,000

	2,567,795,000	198,898,000	35,624,000	39,110,000

Information Technology
Mortgage Information	339,808,000	100,245,000	7,047,000	7,043,000
Property Information	196,814,000	48,070,000	14,274,000	8,527,000
Credit Information	164,968,000	30,827,000	8,083,000	7,782,000
Screening Information	76,907,000	3,868,000	1,963,000	2,823,000

	778,497,000	183,010,000	31,367,000	26,175,000

	3,346,292,000	381,908,000	66,991,000	65,285,000

Corporate	(13,807,000)	(84,273,000)	5,903,000	5,712,000

	$3,332,485,000	$297,635,000	$72,894,000	$70,997,000

For the nine months ended September 30, 2001:

	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$1,900,077,000	$121,263,000	$35,213,000	$31,308,000
Specialty Insurances	90,952,000	7,755,000	2,020,000	1,421,000
Trust and Other Services	29,141,000	8,423,000	888,000	467,000

	2,020,170,000	137,441,000	38,121,000	33,196,000

Information Technology
Mortgage Information	306,679,000	90,143,000	9,049,000	12,412,000
Property Information	166,421,000	23,803,000	16,642,000	21,025,000
Credit Information	146,525,000	21,181,000	8,581,000	13,600,000
Screening Information	35,782,000	869,000	1,262,000	2,180,000

	655,407,000	135,996,000	35,534,000	49,217,000

	2,675,577,000	273,437,000	73,655,000	82,413,000

Corporate	2,214,000	(44,552,000)	4,270,000	4,461,000

	$2,677,791,000	$228,885,000	$77,925,000	$86,874,000

Note 5 - New Accounting Pronouncements

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

On January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  This statement addresses financial accounting and reporting for goodwill and other intangibles and supercedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements.  Pursuant to SFAS 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 requires that goodwill and other intangible assets be allocated to various reporting units, which are either operating segments or one reporting unit below the operating segment.  The Company’s reporting units for purposes of applying the provisions of SFAS 142 are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, sub-prime credit information, pre-employment and drug screening, and tenant screening.

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

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the nine months ended September 30, 2002 is as follows:

	Balance as of January 1, 2002	Acquired During the Year	Impairment Losses	Balance as of September 30, 2002

Financial Services
Title Insurance and Services	$126,855,000	$14,636,000	$—	$141,491,000
Specialty Insurances	18,194,000	1,600,000	—	19,794,000
Trust and Other Services	—	—	—	—
Information Technology
Mortgage Information	69,917,000	1,346,000	—	71,263,000
Property Information	80,129,000	28,111,000	—	108,240,000
Credit Information	86,117,000		—	86,117,000
Screening Information	37,437,000	33,436,000	—	70,873,000

	$418,649,000	$79,129,000	$—	$497,778,000

A reconciliation of net income and earnings per share is as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2002	2001	2002	2001

Reported Net Income	$67,359,000	$41,695,000	$151,555,000	$114,988,000
Add back: Goodwill amortization	—	4,060,000	—	11,083,000

Adjusted Net Income	$67,359,000	$45,755,000	$151,555,000	$126,071,000

Basic Earnings per Share:
Reported Net Income	$0.94	$0.61	$2.13	$1.75
Goodwill amortization	—	0.06	—	0.16

Adjusted Net Income	$0.94	$0.67	$2.13	$1.91

Diluted Earnings Per Share:
Reported Net Income	$0.84	$0.55	$1.91	$1.59
Goodwill amortization	—	0.05	—	0.15

Adjusted Net Income	$0.84	$0.60	$1.91	$1.74

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

RESULTS OF OPERATIONS

Three and nine months ended September 30:

OVERVIEW

During the third quarter of 2002, refinance activity increased to record levels.  This, coupled with continued strength in the existing and new home sale markets, resulted in record breaking quarterly results for the Company.  Net income for the three months ended September 30, 2002, was $67.4 million, or $0.84 per diluted share.  Net income for the three months ended September 30, 2001 was $41.7 million, or $0.55 per diluted share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended September 30				Nine Months Ended September 30

	($000)				($000)
	2002	%	2001	%	2002	%	2001	%

Financial Services:
Title Insurance:
Direct operations	$464,893	40	$375,342	40	$1,271,670	39	$1,050,715	40
Agency operations	393,034	33	317,893	33	1,128,453	34	819,330	32

	857,927	73	693,235	73	2,400,123	73	1,870,045	72
Specialty Insurance	37,426	3	29,156	3	100,318	3	84,248	3
Trust and Other Services	9,647	1	10,419	1	32,341	1	29,305	1

	905,000	77	732,810	77	2,532,782	77	1,983,598	76

Information Technology:
Mortgage Information	119,718	10	104,818	11	336,378	10	295,553	11
Property Information	71,024	6	51,834	5	183,587	6	154,106	6
Credit Information	56,642	5	48,990	5	160,189	5	142,125	6
Screening Information	27,730	2	14,324	2	76,768	2	35,587	1

	275,114	23	219,966	23	756,922	23	627,371	24

Total	$1,180,114	100	$952,776	100	$3,289,704	100	$2,610,969	100

Financial Services.  Operating revenues from direct title operations increased 23.9% and 21.0% for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  These increases were primarily due to a significant increase in the number of title orders closed by the Company’s direct operations and acquisition activity.  The Company’s direct operations closed 425,000 and 1,199,500 title orders during the current three and nine month periods, respectively, increases of 20.0% and 21.9% when compared with 354,200 and 984,300 title orders closed during the same periods of the prior year.  These increases were primarily due to the factors mentioned above in the Overview section.  Operating revenues from agency operations increased 23.6% and 37.7% for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  These increases were primarily due to the same factors affecting direct operations, as well as the timing of the reporting of agency remittances. Specialty insurance operating revenues increased 28.4% and 19.1% for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  These increases were primarily due to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division.  Trust and other services operating revenues decreased 7.4% for the three months ended September 30, 2002, and increased 10.4% for the nine months ended September 30, 2002, when compared with the respective periods of the prior year.  The decrease for the current three-month period was primarily attributable to a reduction in fees earned do to the declining values of the investment portfolios managed by this segment.

Information Technology.  Mortgage information operating revenues increased 14.2% and 13.8% for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  These increases were primarily due to the favorable real estate conditions present during the respective periods, and for the current nine-month period, $14.9 million of operating revenues contributed by new acquisitions.  Property information operating revenues increased 37.0% and 19.1% for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  These increases were primarily attributable to market share gains as well as acquisition activity.  Credit information operating revenues increased 15.6% and 12.7% for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  These increases were primarily due to the growth in demand for credit information in the housing sector, and for the current nine-month period, $9.2 million of operating revenues contributed by new acquisitions.  Screening information operating revenues increased 93.6% and 115.7% for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  These increases were primarily attributable to $10.8 million and $37.6 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $22.9 million and $61.2 million for the three and nine months ended September 30, 2002, respectively, representing increases of $0.7 million, or 3.3%, and $2.3 million, or 4.0%, when compared with the same periods of the prior year. These increases primarily reflect increased earnings from our affiliated companies, which are accounted for under the equity method of accounting, offset in part by lower yields on cash equivalents and the Company’s investment portfolio due to the current lower rate environment.

NET REALIZED INVESTMENT LOSSES

Net realized investment losses totaled $5.9 million and $18.5 million for the three and nine months ended September 30, 2002, respectively, compared with net realized investment gains of $8.1 million and $7.9 million for the same periods of the prior year.  The current year quarter included a $2.6 million loss associated with the sale of the Company’s subsidiary, FASTRAC Systems Inc., and $2.3 million of losses due to the restructuring of the 1031 tax-deferred exchange investment portfolio, which is managed by the Company’s Capital Management division.  The prior year quarter included $8.9 million of non-recurring capital gains.  The net losses for the nine-month period also included previously disclosed $13.6 million realized investment losses recorded in the second quarter of the current year resulting from the write-down of WorldCom bonds.

TOTAL OPERATING EXPENSES

Financial Services.  Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment were $282.1 million and $808.5 million for the three and nine months ended September 30, 2002, respectively, increases of $36.5 million, or 14.9%, and $132.1 million, or 19.5%, when compared with the same periods of the prior year.  Excluding acquisitions, these increases were $28.7 million, or 11.7%, and $112.7 million, or 16.7%, respectively.  These increases were primarily attributable to $4.7 million and $14.3 million of increased employee benefit plan costs, as well as $6.5 million and $20.5 million in expenses related to the implementation of the Company’s title production system for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of the prior year.  Also contributing to the overall increase in salaries and other personnel expenses were incremental labor costs incurred to service the increase in business volume, particularly at the title insurance operations, where the Company experienced a 30.5% and 18.9% increase in total order volume for the three and nine months ended September 30, 2002, when compared with the same periods of the prior year.  Salaries and other personnel costs as a percentage of operating revenues for the Financial Services group were 31.2% and 31.9% for the three and nine months ended September 30, 2002, respectively, and 33.5% and 34.1% for the respective periods of the prior year.

Agents retained $322.1 million and $915.3 million of title premiums generated by agency operations for the three and nine months ended September 30, 2002, respectively, which compares with $255.4 million and $661.2 million for the same periods of the prior year.  The percentage of title premiums retained by agents ranged from 80.3% to 82.0% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $148.8 million and $430.6 million for the three and nine months ended September 30, 2002, respectively, increases of $22.8 million, or 18.1%, and $67.7 million, or 18.6%, when compared with the same periods of the prior year.  Excluding acquisitions, these increases were $20.2 million, or 16.1%, and $61.3 million, or 16.9%, respectively.  These increases were primarily the result of incremental costs incurred to service the increase in business volume.  Other operating expenses as a percentage of operating revenues for the Financial Services group were 16.4% and 17.0% for the three and nine months ended September 30, 2002, respectively, and 17.2% and 18.3% for the respective periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims and home warranty claims.  For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.0% for the current quarter and 5.1% for the same period of the prior year.  Included in the prior year quarter was a $7.9 million revision to a previous estimate for loss reserves at one of the Company’s title insurance subsidiaries purchased in 1998.  Excluding this revision, the claims provision as a percentage of title insurance operating revenues was 4.0% for the third quarter of 2001.  For the home warranty segment, the claims provision as a percentage of home warranty operating revenues was 50.7% for the current quarter and 53.8% for the same period of the prior year.  This decrease was primarily due to a reduction in the average number of claims per contract, which was primarily attributable to the elimination of higher-cost vendor contractors that were servicing claims in new geographic areas.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $8.9 million and $24.5 million for the three and nine months ended September 30, 2002, respectively, and $6.8 million and $17.5 million for the respective periods of the prior year.  Premium taxes as a percentage of title insurance and specialty insurance operating revenues ranged from 0.9% to 1.0%.  This slight variation was primarily due to the composition and geographical mix of the operating revenues (i.e., tax rates and bases vary from state to state).

Information Technology.  Mortgage information personnel and other operating expenses were $76.2 million and $224.7 million for the three and nine months ended September 30, 2002, respectively, increases of $6.6 million, or 9.5%, and $25.3 million, or 12.7% when compared with the same periods of the prior year.  Excluding acquisitions, the increase for the nine-month period was $10.3 million, or 5.2%.  There was no acquisition activity for this segment during the current quarter.  The increases in mortgage information personnel and other operating expenses were primarily attributable to increased employee benefit plan costs of $1.0 million for the current quarter and $2.7 million for the nine-month period, costs incurred to integrate new acquisitions, increased technology costs and costs incurred to service the increase in business volume.  Property information personnel and other operating expenses were $49.1 million and $133.9 million for the three and nine months ended September 30, 2002, respectively, increases of $5.5 million, or 12.5%, and $7.6 million, or 6.0%, when compared with the same periods of the prior year.  Excluding acquisitions, these increases were $3.6 million, or 8.2% and $5.8 million, or 4.6%, and were primarily due to incremental costs incurred to service the increase in business volume.  Credit information personnel and other operating expenses were $43.1 million and $126.4 million for the three and nine months ended September 30, 2002, respectively, increases of $2.4 million, or 5.8%, and $9.8 million, or 8.4% when compared with the same periods of the prior year.  Excluding new acquisitions, the increase for the nine-month period was $1.4 million, or 1.2%.  There was no acquisition activity for this segment during the current quarter.  Personnel and other operating expenses for the Company’s screening information segment were $25.6 million and $70.1 million for the three and nine months ended September 30, 2002, respectively, increases of $12.6 million, or 97.1% and $36.7 million, or 110.0% when compared with the same periods of the prior year.  Excluding acquisitions, screening information personnel and other operating expenses increased $3.4 million, or 26.2%, and $4.5 million, or 43.4%, respectively.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments.

	Three Months Ended September 30				Nine Months Ended September 30

	($000)				($000)
	2002	%	2001	%	2002	%	2001	%

Financial Services:
Title Insurance	$80,026	50	$39,102	39	$169,788	44	$121,263	44
Specialty Insurance	6,014	4	4,638	5	17,855	5	7,755	3
Trust and Other Services	2,443	1	3,421	3	11,255	3	8,423	3

	88,483	55	47,161	47	198,898	52	137,441	50
Information Technology:
Mortgage Information	39,188	24	38,420	38	100,245	26	90,143	33
Property Information	21,405	13	7,491	7	48,070	13	23,803	9
Credit Information	10,943	7	6,559	7	30,827	8	21,181	8
Screening Information	1,120	1	729	1	3,868	1	869	—

	72,656	45	53,199	53	183,010	48	135,996	50

Total before corporate expenses	161,139	100	100,360	100	381,908	100	273,437	100

Corporate expenses	(32,117)		(17,005)		(84,273)		(44,552)

Total	$129,022		$83,355		$297,635		$228,885

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments.  The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions.  Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs.  As such, profit margins generally improve as revenues increase.  Revenues for the mortgage and property information segments, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds.  Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors.  Corporate expenses totaled $32.1 million and $84.3 million for the three and nine months ended September 30, 2002, respectively, increases of $15.1 million and $39.7 million when compared with the same periods of the prior year.  These increases were primarily due to a $6.6 million increase in employee benefit costs and a $2.3 million increase in realized investment losses for the three months ended September 30, 2002.  Impacting corporate expenses for both the three and nine month periods were increased technology costs and higher general costs associated with the support effort needed to service the Company’s expanded operations.  Included in corporate expenses for the nine months ended September 30, 2002, were the previously disclosed $13.6 million realized investment losses resulting from the write down of WorldCom bonds.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 39.8% for the nine months ended September 30 2002, and 42.0% for the same period of the prior year.  The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits.  A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership.  Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $18.9 million and $46.0 million for the three and nine months ended September 30, 2002, respectively, increases of $7.7 million and $15.3 million when compared with the same periods of the prior year.  These increases were primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and nine months ended September 30, 2002, was $67.4 million, or $0.84 per diluted share, and $151.6 million, or $1.91 per diluted share, respectively. Net income for the three and nine months ended September 30, 2001, was $41.7 million, or $0.55 per diluted share, and $115.0 million, or $1.59 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $90.5 million and $295.8 million for the nine months ended September 30, 2002 and 2001, respectively.  The increase for the current period was due primarily to cash provided by operating activities, offset in part by capital expenditures, cash paid for company acquisitions, purchases of debt and equity securities, and payments to minority shareholders.  The increase for the prior-year period was primarily due to cash provided by operating activities and the proceeds received from the issuance of the Company’s $210.0 million senior convertible debentures, offset in part by capital expenditures and purchases of debt and equity securities.

Notes and contracts payable as a percentage of total capitalization decreased to 22.0% at September 30, 2002 from 23.7% at December 31, 2001.  This decrease was primarily due to an increase in equity due primarily to the net income for the current nine-month period.

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

Item 4 – Controls and Procedures

(a)

Based upon an evaluation by the Company’s President and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, they have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under such Act.

(b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II:  Other Information

Item 1.	Legal Proceedings

The Company and certain of its subsidiaries on October 2, 2002 settled the lawsuit filed against certain of the Company's subsidiaries by the State of California in the California state court in Sacramento, California. On or about September 18, 2002, the Company and certain of its subsidiaries settled a related class action lawsuit filed in the state court in the County of Los Angeles, California. The settlement of the class action lawsuit remains subject to court approvals and other procedural matters.

These lawsuits involved allegations that certain subsidiaries of the Company and certain of their competitors failed to turn over unclaimed property to the State of California on a timely basis, charged California home buyers and other escrow customers fees for services that were never performed or which cost less than the amount charged and devised and carried out programs, known as earnings credits, with financial institutions to receive interest on escrow funds placed in demand deposits.

Under the terms of the settlements, the Company will pay up to $5.5 million to certain customers in the form of cash refunds and discounts against future title insurance and escrow services. The settlements further require the Company to pay up to approximately $2.5 million to specified governmental agencies, counsel to the class action plaintiffs and the Consumer Protection Prosecution Trust Fund, a trust fund established to assist consumers in protecting their rights.

The settlements provide that they do not constitute an admission of liability or wrongdoing by the Company or any of its subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

(99)(a) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99)(b) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

During the quarterly period covered by this report, the Company filed a report on Form 8-K dated August 13, 2002 (reporting on filing of sworn statements required pursuant to Securities and Exchange Commission Order No. 4-460). Subsequent to such quarterly period, the Company filed reports on Form 8-K dated October 9, 2002 (announcing the Company’s subsidiary’s settlement of its lawsuit with the state of California and County of San Francisco and parallel class action lawsuit) and October 23, 2002 (reporting on third quarter earnings).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)
/s/ Thomas A. Klemens____________________ Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer
/s/ Max O. Valdes________________________ Max O. Valdes Vice President, Chief Accounting Officer
Date: November 14, 2002

CERTIFICATIONS

I, Parker S. Kennedy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The First American Corporation (“registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ Parker S. Kennedy
Parker S. Kennedy
President
(Principal Executive Officer)

I, Thomas A. Klemens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The First American Corporation (“ registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ Thomas A. Klemens_____
Thomas A. Klemens
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page
(99)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.