Form 10-K
period 2002-12-31
FIRST AMERICAN CORP
filed 2003-03-31
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from _________________ to ___________________

Commission file number 0-3658

THE FIRST AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated in California	95-1068610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. § 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

On March 25, 2003, the aggregate market value of voting stock held by non-affiliates was $1,663,201,235.

On March 25, 2003, there were 75,919,821 shares of Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

This report includes 78 pages.

PART I

Item 1.    Business.

The Company

The First American Corporation (the Company) was organized in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company commenced issuing title insurance policies. In 1986, the Company began a diversification program by acquiring and developing business information companies closely related to the real estate transfer and closing process. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s website address is www. firstam.com and includes our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, shareholder proxy statements, and any amendments to those reports. Each of these reports is available free of charge on our website as soon as reasonably practicable. The Company’s telephone number is (714) 800-3000. Unless the context otherwise indicates, the “Company,” as used herein, refers to The First American Corporation and its subsidiaries.

General

The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has seven reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes title insurance, specialty insurance and trust and other services. The title insurance segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The trust and other services segment provides investment advisory and trust and thrift services. The information technology group includes mortgage information, property information, credit information, and screening information. The mortgage information segment provides tax monitoring, flood certification, default management services, mortgage loan servicing systems, mortgage document preparation and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides tenant screening, employee background screening, occupational health services and motor vehicle reporting. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including but not limited to, flood zone determinations, based on the number of flood zone determination reports issued; mortgage credit reporting services, based on the number of credit reports issued; automotive credit reporting services, based on the number of credit reports issued; default management services, based on the number of foreclosure/bankruptcy cases reported; property database services, based on the number of inquiries; and resident screening, based on the number of reports issued. The Company also believes that it holds the number two market share position for title insurance, based on operating revenues; tax monitoring services, based on the number of loans under service; home warranty services, based on the number of home protection contracts under service; and occupational health services, based on the number of drug test reports issued.

Substantially all of the revenues for the Company’s title insurance and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s property information and credit information segments also depend on real estate activity. The remaining portion of the property information and credit information revenues, as well as the revenues for the Company’s specialty insurance, trust and other services, and screening information segments are isolated from the volatility of real estate transactions. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, a large portion of the Company’s revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company’s operations into areas outside of the traditional real estate transfer and closing process.

The Financial Services Group

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

The beneficiaries of title insurance policies are generally real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property, but in some cases might insure for a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a real property mortgage lender generally terminates upon the refinance or sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

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

Based on industry statistics showing premiums written in 2001, the Company had the largest or second largest share of the title insurance market in 27 states and in the District of Columbia, and had a national market share of 22.9%. Industry statistics for 2002 are not currently available.

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

While virtually all personnel in the Company’s title insurance business assist in marketing efforts, the Company maintains a sales force of more than 1,000 persons dedicated solely to marketing. This sales force, which is located throughout the Company’s branch office network, not only markets the Company’s title insurance services, but also certain of the Company’s other products. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has approximately 50 salespeople in its national commercial services division. One of the responsibilities of the sales personnel of this division is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multistate basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

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

The Company has significantly enhanced its investment in title plants through three business combinations. The first was the formation of a limited liability corporation (“LLC”) with Experian Information Solutions on January 1, 1998. Experian Information Solutions contributed to the LLC its real estate information division, which the Company believes is the nation’s leading operator of title plants. The second business combination was the acquisition of Data Tree in June 1998. Data Tree is a supplier of database management and document imaging systems. The third business combination was the formation of Data Trace Information Services. This business is 80% owned by a subsisdiary of the Company and 20% owned by a subsidiary of LandAmerica. Data Trace Information Services is a provider of comprehensive title information delivery systems.

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

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. These assets, which totaled $41.6 million at December 31, 2002, are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

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

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 75 title insurance underwriters are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Title Insurance Company (which also includes Chicago Title, Ticor Title Insurance Company and Security Union Title Insurance Company) LandAmerica Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Insurance Group. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

Specialty Insurance Segment

Home Warranties.    The Company’s home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 92% of its home warranty business, with the balance owned by management of that subsidiary. The Company’s home warranty business issues one-year warranties that protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company’s home warranty subsidiary currently charges approximately $245 to $420 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers, refrigerators and other items for charges ranging from approximately $25 to $160. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties are marketed through real estate brokers and agents. This business is conducted in certain counties of Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kansas, Louisiana, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington. The principal competitor of the Company’s home warranty business is American Home Shield, a subsidiary of Service Master L.P.

Property and Casualty Insurance.    The Company offers property and casualty insurance through its subsidiaries First American Property and Casualty Insurance Company and First American Specialty Insurance Company. First American Property and Casualty Insurance Company conducts its business utilizing the Company’s distribution channels, allowing for cross selling through existing closing-service activities. First American Specialty Insurance Company conducts its business utilizing a network of brokers in California.

Trust and Other Services Segment

Trust, Investment Advisory and Thrift Services.     Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. As of December 31, 2002, the trust operation was administering fiduciary and custodial assets having a market value in excess of $1.9 billion. The Company offers investment advisory services through its SEC registered investment management firm that manages equity and fixed-income securities.

During 1988, the Company, through a majority owned subsidiary, acquired an industrial bank (the Thrift), formerly known as an industrial loan corporation, that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2002, the Thrift had $84.5 million of demand deposits and $108.2 million of loans outstanding.

Loans made or acquired during the current year, by the Thrift, ranged in amount from $95,300 to $3,900,000. The average loan balance outstanding at December 31, 2002, was $389,954. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%. The Thrift specializes in making commercial real estate loans. In excess of 99.5% of the Thrift’s loans are made on a variable rate basis. The average yield on the Thrift’s loan portfolio as of December 31, 2002, was 8.54%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift’s primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Thrift’s average loan is 12.5 years in duration.

The performance of the Thrift’s loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on nonaccrual status when two payments become past due. When a loan is placed on nonaccrual status, the Thrift’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2002, if all of such loans had been current in accordance with their original terms, totaled $8,428.

The following table sets forth the amount of the Thrift’s nonperforming loans as of the dates indicated.

	Year Ended December 31
	2002	2001	2000	1999	1998
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$65	$94	$89	$707	$898
Accruing loans past due 90 or more days
Troubled debt restructurings

Total	$65	$94	$89	$707	$898

Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $65,148 of potential problem loans in existence as of December 31, 2002.

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

The following table provides certain information with respect to the Thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2002	2001	2000	1999	1998
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,050	$1,020	$905	$1,150	$1,185

Charge-offs:
Real estate—mortgage	—	(140)	—	(346)	(164)
Assigned lease payments	(3)	(2)	(2)	—	(34)

	(3)	(142)	(2)	(346)	(198)

Recoveries:
Real estate—mortgage	—	—	9	—	—
Assigned lease payments	—	—	—	—	4

	—	—	9	—	4

Net charge-offs	(3)	(142)	7	(346)	(194)
Provision for losses	123	172	108	101	159

Balance at end of year	$1,170	$1,050	$1,020	$905	$1,150

Ratio of net charge-offs during the year to average loans outstanding during the year	.00%	.14%	(.01%)	.4%	.3%

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

	Year Ended December 31
	2002		2001		2000		1999		1998
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$1,159	100	$1,036	100	$1,002	100	$904	100	$1,100	100
Real estate-construction
Assigned lease payments	—		—		—		—		—
Other	11		14		18		1		50

	$1,170	100	$1,050	100	$1,020	100	$905	100	$1,150	100

The Information Technology Group

Mortgage Information Segment

The mortgage information segment provides tax monitoring, flood certification, default management services, and other real estate related services.

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

Other Real Estate Related Services.    In April 1996, the Company acquired the Excelis Mortgage Loan Servicing System (MLS), now known as Excelis, Inc. Excelis MLS is the only commercially available real-time, online servicing system that has been developed since 1990 to meet increasingly sophisticated market demands. The software employs rules-based technology which enables the user to customize the system to fit its individual servicing criteria and policies.

In July 1998, the Company acquired ShadowNet Mortgage Technologies, LLC. ShadowNet is a provider of electronic mortgage preparation and delivery systems and now conducts business under the First American Nationwide Documents brand-name.

Property Information Segment

This business was established in January 1998 when the Company and certain of its real estate information service subsidiaries (the “Real Estate Information Subsidiaries”) consummated a joint venture with Experian in which First American Real Estate Solutions LLC (“FARES”) was established. Under the transaction, the

Real Estate Information subsidiaries contributed substantially all of their assets and liabilities to FARES in exchange for an 80% ownership interest and Experian transferred substantially all of the assets and liabilities of its Real Estate Solutions division (RES) to FARES in exchange for a 20% ownership interest. FARES is believed to be the nation’s foremost supplier of core real estate data, providing, among other things, property valuation information, title information, tax information and imaged title documents.

Adding to this business, in June 1998, the Company acquired Data Tree Corporation. Data Tree is a supplier of database management and document imaging systems to county recorders, other governmental agencies and the title industry.

In July 2000, FARES combined its Smart Title Solutions division with the Datatrace division of LandAmerica Financial Group, Inc (“LandAmerica”). The combined entity, Data Trace Information Services, is 80% owned by FARES and 20% owned by LandAmerica. The Company believes that Data Trace Information Services is the nation’s most advanced and comprehensive title information delivery system.

In August 2000, FARES combined its RES division with the Intellitech real estate information business of Transamerica Corporation to form a new entity, First American Real Estate Solutions, L.P. This joint venture is 80% owned by the Company’s subsidiary, FARES, and 20% by Transamerica Corporation. The Company believes that this joint venture owns the nation’s largest database of property characteristic information, supplying data and decision-support products to the real estate and mortgage finance industry.

In June 2002, the Company acquired Tri County Tax Research, Inc., a provider of tax searches for title companies in the Detroit, Michigan metropolitan area. In July of 2002, the Company acquired Current Status, Inc., a provider of property tax searches for customers in the New Jersey and Western Pennsylvania markets. These acquisitions strengthened the Company’s existing tax information business.

In September 2002, the Company added to its property valuation information business by acquiring SourceOne Services, Corp., a provider of real estate valuation services in the form of broker price opinions (BPO). The Company believes that SourceOne Services is the largest provider of BPO services to the default market and the second largest provider of BPO services in the United States.

Credit Information Segment

The Company’s credit information segment provides credit reports to mortgage lenders throughout the United States. These reports are derived from two or more credit bureau sources and are summarized and prepared in a standard form acceptable to mortgage loan originators and secondary mortgage purchasers. The Company’s credit reporting service has grown primarily through acquisitions. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metropolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired CREDCO, Inc. (now a division of First American Real Estate Solutions LLC). With the acquisition of First American CREDCO, Inc., the Company believes that it is now the largest mortgage credit reporting service in the United States, based on the number of credit reports issued.

The credit information segment also provides specialized credit reports to non-mortgage lenders and directly to consumers. The specialized reports are derived from one or more credit bureau sources and are summarized and prepared in an acceptable form. This segment also provides credit reporting services to businesses marketing products to sub-prime consumers.

Screening Information

The Company’s screening information segment is a leading provider of background screening and verification services in the United States. These services include motor vehicle reports, tenant screening, employee background screening and occupational health.

Motor Vehicle Reports.     The Company provides automated access to driving records from all 50 states and the District of Columbia. Insurance companies represent the core of the customer base for this product, which they use for underwriting purposes. Employers also utilize the product to manage risk associated with employees that require the use of a vehicle in the performance of their duties. For most customers, the Company receives and fulfills orders through its proprietary software known as Comprise/ZapApp software, which allows the customer to integrate the process of obtaining motor vehicles reports with other processes utilized by the customer. Generally, demand for this product decreases in November and December as a result of seasonal reductions in the insurance and employment markets.

Tenant Screening.     The Company provides tenant screening services to landlords and managers of multifamily residential properties. These services include reports containing information derived from the Company’s database of eviction records, major credit bureaus, provided references and criminal records. Depending on a customer’s needs, reports can draw on any combination of these sources. One of the Company’s products, for example, provides customers with a comprehensive report of rental history and eviction filings drawn on the Company’s proprietary database. Customers also can order products which assess risk of default by a potential tenant based on a statistical model. Customers generally order and receive the Company’s tenant screening products through a secure Internet connection or through software. In these services the Company experiences moderate seasonality, with a slightly disproportionate share of revenue being generated from March through October.

Employee Background Screening.     The Company provides employee background screening services to thousands of companies in the United States. These services include reports about a prospective employee’s criminal record, motor vehicle violations, credit standing and involvement in civil litigation. The Company also makes inquiries of provided references and former employers, verifies educational credentials and licenses and checks industry specific records. A customer can order any of these and other related services individually or as a package. Depending on a customer’s preference, orders may be placed and fulfilled directly from the Company, through a secure Internet connection, via facsimile or through third party vendors. Because of the diverse clientele for the employee background screening products, seasonality is minimal. Generally, the Company experiences any lull in the demand for its screening products near year end and during the summer, when employers typically slow their hiring pace.

Occupational Health.     The Company also provides its customers with a comprehensive set of occupational health services, which helps employers manage occupational health issues with respect to both prospective and existing employees. Generally, these products involve first the design and implementation of a drug testing program, including provision for the collection and testing of specimens. Through its staff of doctors, the Company then interprets the results. Ultimately, a report is delivered to customers through a secure Internet connection or through other direct means.

The Company also develops and manages employee assistance programs, which provide troubled employees with access to confidential counseling services. These programs cover a wide range of personal and workplace issues, including alcohol and drug abuse, marital problems, family matters, bereavement management, depression, stress, retirement and downsizing. The Company’s employee assistance programs also provide employers with a number of corporate-focused services, including critical incident stress management programs, organizational change consulting and intensive specialty training on issues such as violence in the workplace.

Approximately 75% of the Company’s occupational health business is derived from employment screening, with the balance attributable to ongoing drug testing programs and employee assistance programs.

As with its employee background screening products, any seasonality in the demand for the Company’s occupational health products generally is attributable to decreases in hiring which occur near year end and during the summer.

Subsequent Event Business Combination.    In December 2002, the Company and US SEARCH.com Inc., a provider of location, verification and screening services, signed a definitive agreement to merge the Company’s screening information business with US SEARCH to create a new publicly held company that will be named First Advantage Corporation. This new entity will be approximately 80% owned by the Company, with the remainder owned by the shareholders of US SEARCH. The Company expects this transaction to close during the second quarter of 2003.

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

Regulation

The title insurance business is regulated by state insurance authorities. These authorities generally possess broad powers with respect to the licensing of title insurers, the types and amounts of investments that title insurers may make, insurance rates, forms of policies and the form and content of required annual statements, as well as the power to audit and examine title insurers. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. Further, most states restrict the amount of dividends and distributions a title insurer may make to its shareholders.

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

The Company’s home warranty business also is subject to regulation by insurance authorities in the states in which it conducts such business. The Company’s trust company and industrial loan company (Thrift) are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, as a federal savings bank, the Company’s trust company is regulated by the United States Department of the Treasury’s Office of Thrift Supervision, and the Company’s industrial loan company (Thrift) is regulated by the California Commissioner of Corporations.

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

Employees

The following table provides a summary of the total number of employees as of December 31, 2002:

Business	Number of Employees
Title Insurance	16,688
Specialty Insurance	753
Trust and Other Services	132
Mortgage Information	3,395
Property Information	1,974
Credit Information	1,015
Screening Information	706
Corporate	223

Total	24,886

Item 2.    Properties.

In September 1999, the Company moved its executive offices to one of the newly constructed office buildings at MacArthur Place in Santa Ana, California. The Orange County branch and certain other operations of the Company’s title insurance segment moved into two other buildings constructed on the site later in 1999. The three new buildings are in a campus environment and total approximately 210,000 square feet. The Company continues to own the two adjacent buildings in Santa Ana, California, which previously housed its executive offices. That location, comprising approximately 105,000 square feet of floor space, houses the headquarters of the Company’s trust and banking division and the Company’s property and casualty insurance division. The Company also owns an 18,000 square foot building located across the street from that complex. This building is currently used primarily for storage.

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

Item 3.    Legal Proceedings.

The Company and certain of its subsidiaries on October 2, 2002, settled the lawsuit filed against certain of the Company’s subsidiaries by the state of California in the California state court in Sacramento, California. On or about September 18, 2002, the Company and certain of its subsidiaries settled a related class action lawsuit filed in the state court in the county of Los Angeles, California.

These lawsuits involved allegations that certain subsidiaries of the Company and certain of their competitors failed to turn over unclaimed property to the state of California on a timely basis; charged California home buyers and other escrow customers fees for services that were never performed or that cost less than the amount charged; and devised and carried out programs, known as earnings credits, with financial institutions to receive interest on escrow funds placed in demand deposits.

Under the terms of the settlements, the Company will pay up to $5.5 million to certain customers in the form of cash refunds and discounts against future title insurance and escrow services. The settlements further require the Company to pay approximately $2.5 million to specified governmental agencies;, counsel to the class action plaintiffs; and the Consumer Protection Prosecution Trust Fund, a trust fund established to assist consumers in protecting their rights.

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

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on March 3, 2003 was 3,623.

High and low stock prices and dividends for the last two years were as follows:

	2002		2001
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$21.80—$17.71	$.07	$34.91—$25.39	$.06
June 30	$23.10—$20.42	$.08	$26.55—$18.85	$.07
September 30	$22.20—$16.54	$.08	$20.45—$16.71	$.07
December 31	$22.50—$18.98	$.10	$21.07—$16.51	$.07

While the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The payment of dividends is subject to the restrictions described in Note 2 to the consolidated financial statements. included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders (1)	8,372,296	$16.56	6,342,064
Equity Compensation Plans Not Approved by Security Holders (2)	574,168	$18.26	—

	8,946,464	$16.66	6,342,064

(1)	Consists of The First American Corporation 1996 Stock Option Plan and The First American Corporation 1997 Directors’ Stock Plan. See Note 13 to the Company’s consolidated financial statements for additional information.

(2)	Includes shares related to plans assumed by the Company in the purchase of Credit Management Solutions, Inc. and the business combination with National Information Group. See Note 13 to the Company’s consolidated financial statements for additional information.

(3)	Includes 2,738,000 shares available to be issued under the Company’s stock purchase plan. See Note 13 to the Company’s consolidated financial statements for additional information.

Recent Sales of Unregistered Securities

In the last three years, the Company has not issued unregistered shares of its common stock.

Item 6.    Selected Financial Data.

The selected consolidated financial data for the Company for the five-year period ended December 31, 2002, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2002	2001	2000	1999	1998
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$4,704,209	$3,750,723	$2,934,255	$2,988,169	$2,943,880
Income before cumulative effect of a change in accounting for tax service contracts (Note A)	$234,367	$167,268	$82,223	$88,643	$201,527
Cumulative effect of a change in accounting for tax service contracts (Note A)			—	$(55,640)	—
Net income	$234,367	$167,268	$82,223	$33,003	$201,527
Total assets	$3,398,045	$2,837,263	$2,199,737	$2,116,414	$1,852,731
Notes and contracts payable	$425,705	$415,341	$219,838	$196,815	$143,466
Mandatorily redeemable preferred securities	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$1,364,589	$1,104,452	$870,237	$815,991	$762,265
Return on average stockholders’ equity (Note B)	19.0%	16.9%	9.8%	10.9%	33.4%
Cash dividends on common shares	$24,570	$18,210	$15,256	$15,840	$13,894
Per share of common stock (Note C)—
Basic:
Income before cumulative effect of a change in accounting for tax service contracts	$3.27	$2.51	$1.29	$1.37	$3.35
Cumulative effect of a change in accounting for tax service contracts	—	—	—	(.86)	—

Net income	$3.27	$2.51	$1.29	$.51	$3.35

Diluted:
Income before cumulative effect of a change in accounting for tax service contracts	$2.92	$2.27	$1.24	$1.34	$3.21
Cumulative effect of a change in accounting for tax service contracts	—	—	—	(.84)	—

Net income	$2.92	$2.27	$1.24	$.50	$3.21

Stockholders’ equity	$18.53	$16.08	$13.62	$12.54	$12.08
Cash dividends	$.33	$.27	$.24	$.24	$.23
Number of common shares outstanding
Weighted average during the year
Basic	71,594	66,568	63,680	64,669	60,194
Diluted	82,567	75,834	66,050	66,351	62,720
End of year	73,636	68,694	63,887	65,068	63,120
Title orders opened (Note D)	2,184	1,930	1,241	1,334	1,585
Title orders closed (Note D)	1,696	1,405	975	1,120	1,210
Number of employees	24,886	22,597	20,346	20,065	19,669

Note A—Resulted from the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which became effective January 1, 1999, and applied to the Company’s tax service operations.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Critical Accounting Policies—The Company’s management considers the accounting policies described below to be critical in preparing the Company’s consolidated financial statements. These policies require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. See Note 1 to the consolidated financial statements for a more detailed description of the Company’s accounting policies.

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy, and for policies issued by independent agents, when notice of issuance is received from the agent. Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. The Company’s tax service division, which is included in the mortgage information segment, defers its tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio on a quarterly basis to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments and adjusts the rates accordingly to reflect current trends. For all other products, revenues are generated at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Provision for title losses.    The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense (the loss rate), as well as the adequacy of the ending reserves, is determined by the Company based on historical experience and other factors, including changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. Management monitors the adequacy of the estimated loss reserves on a quarterly basis using a variety of techniques, including actuarial models, and adjusts the loss rate as necessary.

Purchase accounting and impairment testing for goodwill and other intangible assets.    Pursuant to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, the Company is now required to perform an annual impairment test for goodwill and other intangible assets. This test is performed utilizing a variety of valuation techniques, all of which require management to make estimates and judgments, and includes discounted cash flow analysis, market approach valuations and the use of third-party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities.

Income taxes.    The Company estimates its quarterly effective income tax rate based upon a variety of factors, including but not limited to, the expected revenues and resulting pretax income for the year, the composition and geographic mix of the pretax income and the ratio of permanent differences to pretax income. Any changes to the estimated rate are made prospectively in accordance with Accounting Principles Board Opinions No. 28, “Interim Financial Reporting.” Additionally, management makes estimates as to the amount of reserves, if any, that are necessary for known and potential tax exposures.

Depreciation and amortization lives for assets.    Management is required to estimate the useful lives of several asset classes, including capitalized data, internally developed software and other intangible assets. The estimation of useful lives requires a significant amount of judgment related to matters such as future changes in technology, legal issues related to allowable uses of data and other matters.

Overview—The majority of the revenues in the Company’s title insurance and mortgage information segments depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. Revenues for these segments result primarily from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s property information and credit information segments also depend on real estate activity. The remaining portion of the property information and credit information revenues, as well as the revenues for the Company’s specialty insurance, trust and other services, and screening information segments, are isolated from the volatility of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Mortgage interest rates, which had been decreasing throughout 1997 and 1998, began to increase in the second quarter of 1999, causing a significant decline in refinance activity and residential resale orders. This, coupled with fourth quarter seasonal factors and Y2K concerns, resulted in a low inventory of open orders going into the first quarter of 2000. As a result of the low inventory of open orders going into the first quarter of 2000, and the relatively weak real estate economy present during the first half of 2000, revenues and profits during this period decreased significantly when compared with the same period of 1999. During the second half of 2000, real estate activity began to increase as a result of declining mortgage interest rates. New order counts in the latter part of the third quarter began to show favorable comparisons with the same period of 1999. This trend continued into the fourth quarter of 2000 and resulted in a significant increase in revenues and profits in the second half of 2000 when compared with the same period of 1999.

In 2001 mortgage interest rates decreased to levels comparable to rates experienced in 1998. Refinance activity reached record levels and the demand for residential resale and new home sales continued to be very strong. All four quarters of 2001 compared favorably with the respective quarters of 2000.

The favorable trends present during 2001 continued into 2002. Refinance activity continued at high levels, reaching record levels during the third quarter of the year. Existing- and new-home-sale activity surpassed 2001 levels. Closed order counts reached all-time record levels resulting in record-setting operating results for the Company in 2002.

Operating revenues—A summary by segment of the Company’s operating revenues is as follows:

	2002	%	2001	%	2000	%
	(in thousands, except percentages)
Financial Services:
Title Insurance:
Direct operations	$1,803,775	39	$1,463,303	40	$1,083,112	38
Agency operations	1,589,817	34	1,185,691	32	983,937	34

	3,393,592	73	2,648,994	72	2,067,049	72
Specialty Insurance	143,307	3	112,054	3	115,171	4
Trust and Other Services	41,737	1	39,882	1	33,635	1

	3,578,636	77	2,800,930	76	2,215,855	77

Information Technology:
Mortgage Information	479,288	10	407,006	11	307,826	11
Property Information	259,315	6	210,975	6	161,040	6
Credit Information	215,337	5	194,981	5	154,341	5
Screening Information	100,702	2	49,094	2	38,466	1

	1,054,642	23	862,056	24	661,673	23

Total	$4,633,278	100	$3,662,986	100	$2,877,528	100

Financial Services.    Operating revenues from direct title operations increased 23.3% in 2002 over 2001 and 35.1% in 2001 over 2000. The increase in 2002 over 2001 was due to a 20.8% increase in the number of title orders closed by the Company’s direct operations, coupled with a 2.0% increase in the average revenues per order closed. The increase in 2001 over 2000 was attributable to a 44.1% increase in the number of title orders closed by the Company’s direct operations, offset in part by a 6.2% decrease in the average revenues per order closed. The Company’s direct title operations closed 1,696,100, 1,404,600 and 975,000 title orders during 2002, 2001 and 2000, respectively. The average revenues per order closed were $1,063, $1,042 and $1,111 for 2002, 2001 and 2000, respectively. The fluctuations noted in closed orders and average revenues per order closed were primarily attributable to the relative changes in real estate activity year-over-year, as mentioned above. Operating revenues from agency title operations increased 34.1% in 2002 over 2001 and 20.5% in 2001 over 2000. These increases were primarily attributable to the same factors affecting direct title operations compounded by the inherent delay in the reporting of transactions by agents.

Specialty insurance operating revenues increased 27.9% in 2002 over 2001 and decreased 2.7% in 2001 from 2000. The increase in 2002 over 2001 was primarily attributable to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division. The decrease in 2001 from 2000 was primarily due to a $13.4 million reduction in revenues at the property and casualty insurance division as a result of the previously announced exit of the lender-placed homeowner’s insurance business.

Information Technology.    Mortgage information operating revenues increased 17.8% in 2002 over 2001 and 32.2% in 2001 over 2000. These increases were primarily attributable to the same factors affecting title insurance mentioned above, as well as acquisition activity. Operating revenues of $14.9 million and $14.2 million were contributed by new acquisitions in 2002 and 2001, respectively. In addition, during the current year, the Company’s tax service division accelerated its amortization rates to reflect the increase in refinance activity, resulting in a $6.5 million increase in operating revenues.

Property information operating revenues increased 22.9% in 2002 over 2001 and 31.0% in 2001 over 2000. These increases were primarily due to the same favorable real estate conditions that benefited the title insurance and mortgage information segments, as well as market share growth and acquisition activity. Operating revenues of $15.5 million and $16.4 million were contributed by new acquisitions in 2002 and 2001, respectively.

Credit information operating revenues increased 10.4% in 2002 over 2001 and 26.3% in 2001 over 2000. These increases were primarily due to growth in demand for credit information in the housing sector, as well as acquisition activity. Operating revenues of $9.2 million and $12.5 million were contributed by new acquisitions in 2002 and 2001, respectively.

Screening information operating revenues increased 105.1% in 2002 over 2001 and 27.6% in 2001 over 2000. These increases were primarily attributable to $49.8 million and $9.7 million of operating revenues contributed by new acquisitions for the respective periods.

Investment and other income—Investment and other income totaled $89.8 million, $81.1 million and $54.8 million in 2002, 2001 and 2000, respectively, an increase of $8.7 million, or 10.8% in 2002 over 2001, and $26.3 million, or 47.9% in 2001 over 2000. The increase in 2002 over 2001 was primarily due to an $18.3 million increase in equity in earnings of unconsolidated affiliates, offset, in part, by a $9.6 million decrease in net interest and other income, primarily as a result of lower yields on cash equivalents and the Company’s investment portfolio due to the lower interest rate environment. The increase in 2001 over 2000 was primarily attributable to a $23.4 million increase in equity in earnings of unconsolidated affiliates and a $2.9 million increase in net interest and other income. See Note 9 to the consolidated financial statements for additional information.

Net realized investment gains/losses—Net realized investment losses totaled $18.9 million in 2002, compared with gains of $6.6 million in 2001 and $1.9 million in 2000. The current year investment losses included a $13.6 million loss resulting from the write-down of WorldCom bonds; a $2.6 million loss associated with the sale of the Company’s subsidiary, FASTRAC Systems, Inc.; and $2.3 million of losses due to the restructuring of the 1031 tax-deferred exchange investment portfolio, which is managed by the Company’s capital management division.

Salaries and other personnel costs—A summary by segment of the Company’s salaries and other personnel costs is as follows:

	2002	%	2001	%	2000	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$1,076,727	71	$893,615	71	$721,417	71
Specialty Insurance	33,424	2	29,021	2	28,976	3
Trust and Other Services	14,260	1	12,234	1	9,882	1

	1,124,411	74	934,870	74	760,275	75

Information Technology:
Mortgage Information	156,999	10	129,383	10	119,420	12
Property Information	102,614	7	95,910	8	81,377	8
Credit Information	63,795	4	57,034	4	42,324	4
Screening Information	31,985	2	20,795	2	16,056	1

	355,393	23	303,122	24	259,177	25

Corporate	43,391	3	25,459	2	(4,686)	—

	$1,523,195	100	$1,263,451	100	$1,014,766	100

Financial Services.    The Company’s title insurance segment comprised 95.8% of total salaries and other personnel costs for the Financial Services group. The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment’s growth in operations that specialize in builder and lender business has created ongoing fixed costs required to service accounts.

Title insurance personnel expenses increased 20.5% in 2002 over 2001 and 23.9% in 2001 over 2000. The increase in 2002 over 2001 was primarily due to $36.1 million of increased employee benefit costs, $28.2 million of personnel costs associated with new acquisitions, $26.5 million in expenses related to the implementation of the Company’s FAST title production system, incremental labor costs incurred to service the increase in business volume and increased commissions associated with the increase in closed orders. The increase in employee benefit costs was primarily due to a $16.9 million increase in the Company match related to the 401(k) plan, which is profit driven and increases as profits escalate; and a $11.5 million increase in health care costs. The increase in 2001 over 2000 was primarily due to an increase in staff in the production area required to service the increase in total order volume, increased commissions associated with the increase in closed orders, $15.6 million of personnel expenses associated with new acquisitions and $3.0 million in severance related to the consolidation of certain back-office functions. The Company’s direct title operations opened 2,184,200, 1,930,300 and 1,240,700 orders in 2002, 2001 and 2000, respectively, representing an increase of 13.2% in 2002 over 2001 and 55.6% in 2001 over 2000. From an efficiency standpoint, title insurance personnel costs as a percentage of title insurance operating revenues (net of agent retention) were 51.2% in 2002, 52.9% in 2001 and 56.6% in 2000.

Information Technology.    Personnel expenses in total for the Information Technology group increased 17.2% in 2002 over 2001 and 17.0% in 2001 over 2000. These increases were primarily due to personnel expenses associated with new acquisitions, costs incurred to service the increase in business volume and, in 2002, a $12.6 million increase in employee benefit costs. Personnel costs associated with new acquisitions totaled $19.1 million in 2002 and $13.3 million in 2001. From an efficiency standpoint, personnel costs for the Information Technology group as a percentage of operating revenues were 33.7% in 2002, 35.2% in 2001 and 39.2% in 2000.

Corporate.    Corporate personnel expenses increased $17.9 million in 2002 over 2001 and $30.1 million in 2001 over 2000. The increase in 2002 over 2001 was primarily attributable to an increase of $13.3 million in employee benefit costs, increased technology personnel costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations. The increase in 2001 over 2000 was primarily due to a reduction of $23.7 million in 2000 resulting from the restructuring of the Company’s pension plan.

Premiums retained by agents—A summary of agent retention and agent revenues is as follows:

	2002	2001	2000
	(in thousands, except percentages)
Agent retention	$1,292,297	$960,215	$791,940

Agent revenues	$1,589,817	$1,185,691	$983,937

% Retained by agents	81.3%	81.0%	80.5%

The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations.

Other operating expenses—A summary by segment of the Company’s other operating expenses is as follows:

	2002	%	2001	%	2000	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$584,604	56	$474,127	55	$363,807	52
Specialty Insurance	11,596	1	14,270	2	16,124	2
Trust and Other Services	12,658	1	13,873	2	13,500	2

	608,858	58	502,270	59	393,431	56

Information Technology:
Mortgage Information	159,211	15	140,199	16	121,321	17
Property Information	86,039	8	73,809	9	61,488	9
Credit Information	107,781	10	101,323	12	91,748	13
Screening Information	61,037	6	26,499	3	19,850	3

	414,068	39	341,830	40	294,407	42

Corporate	26,199	3	9,504	1	9,834	2

	$1,049,125	100	$853,604	100	$697,672	100

Financial Services.    The Company’s title insurance segment comprised 96.0% of total other operating expenses for the Financial Services group. Title insurance other operating expenses (principally direct operations) increased 23.3% in 2002 over 2001 and 30.3% in 2001 over 2000. These increases were primarily due to incremental costs (i.e., messenger costs, reproduction costs, title plant maintenance costs, etc.) associated with servicing the increases in total order volume and costs associated with new acquisitions. Other operating expenses associated with new acquisitions were $9.6 million in 2002 and $8.8 million in 2001. Title insurance other operating expenses as a percentage of title insurance operating revenues (net of agent retention) were 27.8% in 2002, 28.1% in 2001 and 28.5% in 2000.

Information Technology.    Other operating expenses for the Information Technology group increased 21.1% in 2002 over 2001 and 16.1% in 2001 over 2000. These increases were primarily due to costs associated with servicing the increases in business volume and costs associated with new acquisitions. Contributing to the increase in 2001 over 2000 were charges of $1.8 million relating to the restructuring of the Company’s field service division and impaired asset write-offs totaling $2.6 million at the appraisal division. Other operating expenses associated with new acquisitions were $57.0 million in 2002 and $31.3 million in 2001. Information Technology other operating expenses as a percentage of operating revenues were 39.3% in 2002, 39.7% in 2001 and 44.5% in 2000.

Corporate.    Corporate other operating expenses increased $16.7 million in 2002 over 2001 and remained relatively constant in 2001 compared with 2000. The increase in 2002 over 2001 was primarily due to $15.0 million of technology expenses, primarily consulting and outsourcing costs, required to expand the Company’s e-commerce capabilities, and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations.

Provision for title losses and other claims—A summary by segment of the Company’s provision for title losses and other claims is as follows:

	2002	%	2001	%	2000	%
	(in thousands, except percentages)
Title Insurance	$135,622	60	$113,812	63	$75,790	54

Specialty Insurance:
Home Warranty	50,881	23	47,661	26	42,768	30
Property and Casualty Insurance	26,168	12	10,838	6	13,854	10

	77,049	35	58,499	32	56,622	40

All other segments	11,918	5	8,335	5	9,220	6

	$224,589	100	$180,646	100	$141,632	100

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues (excluding the one-time 2001 adjustment mentioned below), was 4.0% in 2002, 4.0% in 2001 and 3.7% in 2000. The increase in 2001 over 2000 reflected adverse claims development, offset, in part, by the shift in current year revenue mix from resale to refinance, which is generally less claims intensive. During the third quarter of 2001, the Company recorded a $7.9 million adjustment to a purchase accounting estimate for loss reserves at one of its title insurance subsidiaries, which was purchased in 1998. This adjustment strengthened loss reserves to reflect subsequent adverse development.

The provision for specialty insurance losses reflects home warranty claims and property and casualty insurance claims. The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 49.8% in 2002, 53.1% in 2001 and 52.8% in 2000. The rate decrease in 2002 from 2001 was primarily due to a decrease in the average cost per claim, which was primarily due to the elimination of higher-cost contractors that were servicing claims in new geographic areas. These higher-cost contractors in the new geographic areas resulted in the increase in claims rate in 2001 over 2000.

The provision for property and casualty insurance claims, expressed as a percentage of property and casualty insurance operating revenues, was 63.8% in 2002, 52.0% in 2001 and 43.7% in 2000. These increases were primarily due to the shift in the lines of property and casualty insurance written from lender-placed insurance, which typically carries lower loss ratios (but higher expense ratios), to preferred homeowner’s insurance, which generally carries higher loss ratios (but lower expense ratios). The Company exited the lender-placed insurance business in 2001.

Depreciation and amortization—Depreciation and amortization decreased 10.6% in 2002 from 2001 and increased 25.5% in 2001 over 2000. The decrease in 2002 was primarily due to the elimination of goodwill amortization as a result of implementing SFAS No. 142. See Note 5 to the consolidated financial statements. The increase in 2001 over 2000 was primarily due to an increase in amortization of capitalized data and software, as well as increased amortization of goodwill and other intangibles. Depreciation and amortization, as well as capital expenditures, are summarized in Note 20 to the consolidated financial statements.

Premium taxes—A summary by pertinent segment of the Company’s premium taxes is as follows:

	2002	%	2001	%	2000	%
	(in thousands, except percentages)
Title Insurance	$31,045	90	$22,762	92	$20,289	90
Specialty Insurance	3,613	10	2,078	8	2,284	10

	$34,658	100	$24,840	100	$22,573	100

Insurers are generally not subject to state income or franchise taxes. However, in lieu thereof, a “premium” tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s underwritten title company (noninsurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance operating revenues remained relatively constant at approximately 1.0%.

Interest—Interest expense increased 11.7% in 2002 over 2001 and 18.1% in 2001 over 2000. These increases were primarily due to the issuance of the Company’s $210.0 million senior convertible debentures in April of 2001.

Income before income taxes and minority interests—A summary by segment is as follows:

	2002	%	2001	%	2000	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$271,720	48	$173,654	44	$88,091	48
Specialty Insurance	24,465	4	11,929	3	17,048	9
Trust and Other Services	13,548	2	12,269	3	10,350	6

	309,733	54	197,852	50	115,489	63

Information Technology:
Mortgage Information	146,849	26	129,751	33	46,112	25
Property Information	71,459	12	35,321	9	5,998	3
Credit Information	39,266	7	30,062	8	15,278	8
Screening Information	2,459	1	(286)	0	1,009	1

	260,033	46	194,848	50	68,397	37

	569,766	100	392,700	100	183,886	100

Corporate	(119,859)		(63,160)		(30,010)

	$449,907		$329,540		$153,876

The Company’s title insurance profit margins vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. For example, commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Further, profit margins from refinancing activities are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for, refinancing transactions. Cancellations of title orders adversely affect profits because costs are incurred in opening and processing such orders, but revenues are not generated. Also, the Company’s direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company’s direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.

Most of the businesses that are included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like title insurance, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues from the property information segment are, in part, dependent on real estate activity, but are less cyclical then title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors.

In general, the title insurance business is a lower-margin business when compared with the Company’s other segments. The lower margins reflect the high fixed cost of producing title evidence, whereas the corresponding revenues are subject to regulatory and competitive pricing constraints.

Corporate expenses include investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense.

Income taxes—The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for noninsurance subsidiaries, was 33.3%, 35.7% and 35.5% for 2002, 2001 and 2000, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 10 to the consolidated financial statements.

Minority interests—Minority interests in net income of consolidated subsidiaries increased $20.9 million in 2002 over 2001 and $27.8 million in 2001 over 2000. These increases were primarily due to the relative increases in the operating results of the Company’s joint venture with Experian.

Net income—Net income and per share information are summarized as follows (see Note 11 to the consolidated financial statements):

	2002	2001	2000
	(in thousands, except per share amounts)
Net income	$234,367	$167,268	$82,223

Per share of common stock:
Net income:
Basic	$3.27	$2.51	$1.29

Diluted	$2.92	$2.27	$1.24

Weighted-average shares:
Basic	71,594	66,568	63,680

Diluted	82,567	75,834	66,050

Liquidity and Capital Resources

Cash provided by operating activities amounted to $540.6 million, $388.2 million and $141.4 million for 2002, 2001 and 2000, respectively, after net claim payments of $193.1 million, $153.4 million and $135.4 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2002, were for capital expenditures, additions to the investment portfolio, company acquisitions, dividends, distributions to minority shareholders and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the issuance of the Company’s $210.0 million senior convertible debentures in 2001 (see Note 8 to the consolidated financial statements) and proceeds from the sales and maturities of certain investments. The net effect of all activities on total cash and cash equivalents was an increase of $255.6 million for 2002, $344.3 million for 2001 and a decrease of $49.1 million for 2000.

On October 12, 2001, the Company entered into a credit agreement that provided for a $200.0 million line of credit. This agreement supercedes the Company’s prior credit agreements and expires in October 2006. Under the terms of the new credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The Company’s line of credit was unused at December 31, 2002.

Notes and contracts payable, as a percentage of total capitalization, was 20.7% as of December 31, 2002, as compared with 23.7% as of the prior yearend. This decrease was primarily attributable to the increase in the capital base primarily due to net income for the year. Notes and contracts payable are more fully described in Note 8 to the consolidated financial statements.

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $5.6 billion and $3.0 billion at December 31, 2002 and 2001, respectively, of which $176.6 million and $140.4 million were held at certain of the Company’s subsidiaries. The remaining escrow deposits were held at third-party financial institutions. Trust deposits totaled $1.9 billion and $2.0 billion at December 31, 2002 and 2001, respectively, and were held at the Company’s trust subsidiary. Escrow and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, the Company holds the proceeds from sales transactions until a qualified acquisition occurs. Like-kind exchange deposits totaled $978.0 million and $804.5 million at December 31, 2002 and 2001, of which $610.8 million and $467.0 million were held by the Company and managed by the Company’s registered investment management subsidiary. The remaining deposits were held at third-party financial institutions. The Company also facilitates tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require the Company, using the customer’s funds, to acquire the qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse exchange property totaled $154.6 million and $102.5 million at December 31, 2002 and 2001, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2002, is as follows:

	Notes and Contracts Payable	Operating Leases	Mandatorily Reedemable Preferred Securities	Total
	(in thousands)
2003	$33,685	$155,606	—	$189,291
2004	26,855	133,392	—	160,247
2005	16,975	100,597	—	117,572
2006	10,866	52,060	—	62,926
2007	9,767	43,786	—	53,553
Later Years	327,557	40,029	$100,000	467,586

	$425,705	$525,470	$100,000	$1,051,175

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2003 from its insurance subsidiaries is $210.8 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 2 to the consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain other financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2002, the Company had equity securities with a book value of $48.0 million and fair value of $36.9 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

	2003	2004	2005	2006	2007	Thereafter	Total	FairValue
	(in thousands)
Interest-Rate Sensitive Assets
Deposits with Savings and Loan Associations and Banks
Book Value	$38,328	—	—	—	—	—	$38,328	$38,328
Average Interest Rate	1.79%	—	—	—	—	—	—	0.00%
Debt Securities
Book Value	$49,020	$40,241	$15,414	$6,625	$11,544	$171,742	$294,586	$309,864
Average Interest Rate	4.75%	4.81%	5.01%	6.10%	6.01%	6.08%	—	105.19%
Loans Receivable
Book Value	$1,022	$1,045	$1	$2,899	$605	$102,590	$108,162	$108,440
Average Interest Rate	5.22%	9.45%	8.75%	9.19%	6.66%	7.78%	—	100.26%
Interest-Rate Sensitive Liabilities
Variable Rate Demand Deposits
Book Value	$20,227	—	—	—	—	—	$20,227	$20,227
Average Interest Rate	3.77%	—	—	—	—	—		100.00%
Fixed Rate Demand Deposits
Book Value	$43,640	$13,817	$2,930	$852	$3,007	—	$64,246	$65,125
Average Interest Rate	3.77%	4.36%	4.89%	5.48%	4.92%	—	—	101.37%
Notes and Contracts Payable
Book Value	$33,685	$26,855	$16,975	$10,866	$9,767	$327,557	$425,705	$442,376
Average Interest Rate	7.97%	7.69%	8.34%	9.18%	8.59%	5.54%	—	103.92%
Mandatorily Redeemable Preferred Securities
Book Value	—	—	—	—	—	$100,000	$100,000	$100,000
Average Interest Rate						8.50%		100.00%

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

The First American Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California

February 11, 2003

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
ASSETS
Cash and cash equivalents	$900,863,000	$645,240,000

Accounts and accrued income receivable, less allowances ($50,782,000 and $39,107,000)	299,040,000	273,090,000

Investments:
Deposits with savings and loan associations and banks	38,328,000	27,597,000
Debt securities	309,864,000	257,045,000
Equity securities	36,931,000	52,014,000
Other long-term investments	142,392,000	113,995,000

	527,515,000	450,651,000

Loans receivable	108,162,000	104,264,000

Property and equipment, at cost:
Land	43,185,000	43,018,000
Buildings	183,045,000	173,878,000
Furniture and equipment	270,004,000	237,354,000
Capitalized software	284,537,000	247,238,000
Less—accumulated depreciation	(347,695,000)	(269,237,000)

	433,076,000	432,251,000

Title plants and other indexes	375,401,000	352,993,000

Deferred income taxes	20,951,000	5,583,000

Goodwill, net (Note 5)	563,991,000	435,287,000

Other assets	169,046,000	137,904,000

	$3,398,045,000	$2,837,263,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$84,473,000	$91,285,000

Accounts payable and accrued liabilities:
Accounts payable	51,701,000	30,544,000
Salaries and other personnel costs	165,454,000	124,789,000
Pension costs and other retirement plans	170,327,000	96,409,000
Other	151,587,000	121,428,000

	539,069,000	373,170,000

Deferred revenue	358,747,000	294,227,000

Reserve for known and incurred but not reported claims	360,305,000	314,777,000

Income taxes payable	1,518,000	13,342,000

Notes and contracts payable	425,705,000	415,341,000

Minority interests in consolidated subsidiaries	163,639,000	130,669,000

Commitments and contingencies (Note 14) Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% Deferrable interest subordinated notes Due 2012	100,000,000	100,000,000

Stockholders’ equity:
Preferred stock, $1 par value Authorized—500,000 shares; Outstanding—None
Common stock, $1 par value Authorized—180,000,000 shares Outstanding—73,636,000 and 68,694,000 shares	73,636,000	68,694,000
Additional paid-in capital	359,644,000	271,403,000
Retained earnings	987,768,000	777,971,000
Accumulated other comprehensive loss	(56,459,000)	(13,616,000)

Total stockholders’ equity	1,364,589,000	1,104,452,000

	$3,398,045,000	$2,837,263,000

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2002	2001	2000
Revenues:
Operating revenues	$4,633,278,000	$3,662,986,000	$2,877,528,000
Investment and other income	89,823,000	81,093,000	54,837,000
Net realized investment (losses) gains	(18,892,000)	6,644,000	1,890,000

	4,704,209,000	3,750,723,000	2,934,255,000

Expenses:
Salaries and other personnel costs	1,523,195,000	1,263,451,000	1,014,766,000
Premiums retained by agents	1,292,297,000	960,215,000	791,940,000
Other operating expenses	1,049,125,000	853,604,000	697,672,000
Provision for title losses and other claims	224,589,000	180,646,000	141,632,000
Depreciation and amortization	96,829,000	108,348,000	86,336,000
Premium taxes	34,658,000	24,840,000	22,573,000
Interest	33,609,000	30,079,000	25,460,000

	4,254,302,000	3,421,183,000	2,780,379,000

Income before income taxes and minority interests	449,907,000	329,540,000	153,876,000
Income taxes	149,900,000	117,500,000	54,700,000

Income before minority interests	300,007,000	212,040,000	99,176,000
Minority interests	65,640,000	44,772,000	16,953,000

Net income	234,367,000	167,268,000	82,223,000

Other comprehensive (loss) income, net of tax (Note 17):
Unrealized (loss) gain on securities	(1,199,000)	(3,852,000)	1,880,000
Minimum pension liability adjustment	(41,644,000)	(14,733,000)	(1,129,000)

	(42,843,000)	(18,585,000)	751,000

Comprehensive income	$191,524,000	$148,683,000	$82,974,000

Per share amounts: (Note 11)
Basic	$3.27	$2.51	$1.29

Diluted	$2.92	$2.27	$1.24

Weighted-average common shares outstanding: (Note 11)
Basic	71,594,000	66,568,000	63,680,000

Diluted	82,567,000	75,834,000	66,050,000

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 1999	65,068,000	$65,068,000	$184,759,000	$561,946,000	$4,218,000	$815,991,000
Net income for 2000	—	—	—	82,223,000	—	82,223,000
Cash dividends on common shares	—	—	—	(15,256,000)	—	(15,256,000)
Shares issued in connection with company acquisitions	125,000	125,000	2,375,000	—	—	2,500,000
Shares issued in connection with option, benefit and savings plans	474,000	474,000	4,339,000	—	—	4,813,000
Purchase of Company shares	(1,780,000)	(1,780,000)	(19,005,000)	—	—	(20,785,000)
Other comprehensive income	—	—	—	—	751,000	751,000

Balance at December 31, 2000	63,887,000	63,887,000	172,468,000	628,913,000	4,969,000	870,237,000
Net income for 2001	—	—	—	167,268,000	—	167,268,000
Cash dividends on common shares	—	—	—	(18,210,000)	—	(18,210,000)
Shares issued in connection with company acquisitions	3,510,000	3,510,000	79,304,000	—	—	82,814,000
Shares issued in connection with option, benefit and savings plans	1,337,000	1,337,000	20,556,000	—	—	21,893,000
Purchase of Company shares	(40,000)	(40,000)	(925,000)	—	—	(965,000)
Other comprehensive loss	—	—	—	—	(18,585,000)	(18,585,000)

Balance at December 31, 2001	68,694,000	68,694,000	271,403,000	777,971,000	(13,616,000)	1,104,452,000
Net income for 2002	—	—	—	234,367,000	—	234,367,000
Cash dividends on common shares	—	—	—	(24,570,000)	—	(24,570,000)
Shares issued in connection with company acquisitions	3,094,000	3,094,000	58,257,000	—	—	61,351,000
Shares issued in connection with option, benefit and savings plans	1,848,000	1,848,000	29,984,000	—	—	31,832,000
Other comprehensive loss	—	—	—	—	(42,843,000)	(42,843,000)

Balance at December 31, 2002	73,636,000	$73,636,000	$359,644,000	$987,768,000	$(56,459,000)	$1,364,589,000

See Notes to Consolidated Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234,367,000	$167,268,000	$82,223,000
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	224,589,000	180,646,000	141,632,000
Depreciation and amortization	96,829,000	108,348,000	86,336,000
Minority interests in net income	65,640,000	44,772,000	16,953,000
Investment losses (gains)	18,892,000	(6,644,000)	(1,890,000)
Other, net	(43,337,000)	(12,166,000)	(1,370,000)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(193,105,000)	(153,373,000)	(135,398,000)
Net change in income tax accounts	(8,376,000)	39,232,000	26,447,000
Increase in accounts and accrued income receivable	(17,223,000)	(63,668,000)	(16,100,000)
Increase (decrease) in accounts payable and accrued liabilities	95,531,000	68,920,000	(32,522,000)
Increase (decrease) in deferred revenue	66,047,000	30,383,000	(23,325,000)
Other, net	753,000	(15,471,000)	(1,568,000)

Cash provided by operating activities	540,607,000	388,247,000	141,418,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(51,450,000)	(18,935,000)	(37,621,000)
Net (increase) decrease in deposits with banks	(11,905,000)	4,427,000	4,137,000
Purchases of debt and equity securities	(284,776,000)	(188,738,000)	(41,384,000)
Proceeds from sales of debt and equity securities	116,701,000	52,147,000	51,578,000
Proceeds from maturities of debt securities	127,187,000	89,746,000	15,824,000
Net decrease in other long-term investments	24,859,000	13,025,000	2,148,000
Net increase in loans receivable	(3,898,000)	(9,812,000)	(7,114,000)
Capital expenditures	(94,672,000)	(129,221,000)	(147,041,000)
Purchases of capitalized data	(17,745,000)	(12,583,000)	(11,425,000)
Net proceeds from sale of property and equipment	3,661,000	4,299,000	35,940,000

Cash used for investing activities	(192,038,000)	(195,645,000)	(134,958,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	(6,812,000)	9,996,000	446,000
Proceeds from issuance of notes	9,919,000	212,717,000	3,340,000
Repayment of debt	(40,414,000)	(34,235,000)	(25,401,000)
Purchase of Company shares	—	(965,000)	(20,785,000)
Proceeds from exercise of stock options	8,401,000	10,566,000	3,560,000
Proceeds from issuance of stock to employee benefit plans	4,433,000	160,000	—
Contributions from minority shareholders	—	—	4,500,000
Distributions to minority shareholders	(43,903,000)	(28,296,000)	(5,969,000)
Cash dividends	(24,570,000)	(18,210,000)	(15,256,000)

Cash (used for) provided by financing activities	(92,946,000)	151,733,000	(55,565,000)

Net increase (decrease) in cash and cash equivalents	255,623,000	344,335,000	(49,105,000)
Cash and cash equivalents—Beginning of year	645,240,000	300,905,000	350,010,000

Cash and cash equivalents—End of year	$900,863,000	$645,240,000	$300,905,000

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$33,281,000	$28,323,000	$24,618,000
Premium taxes	$30,655,000	$20,349,000	$22,867,000
Income taxes	$157,528,000	$93,361,000	$38,842,000
Noncash investing and financing activities:
Shares issued for benefits plans	$18,998,000	$11,167,000	$1,253,000
Company acquisitions in exchange for common stock	$61,351,000	$82,814,000	$2,500,000
Purchase of minority interest	—	$1,322,000	$12,804,000
Liabilities in connection with company acquisitions	$55,761,000	$34,596,000	$61,149,000

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has seven reporting segments that fall within two primary business groups, financial services and information technology. The Financial Services group includes title insurance and services, specialty insurance, and trust and other services. The title insurance and services segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The trust and other services segment provides investment advisory and trust and thrift services. The Information Technology group includes mortgage information, property information, credit information and screening information. The mortgage information segment provides tax monitoring, flood certification, default management services, mortgage loan servicing systems, mortgage document preparation and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides resident screening, pre-employment screening, substance abuse management and testing, and motor vehicle reporting.

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain 2000 and 2001 amounts have been reclassified to conform with the 2002 presentation. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation requires the consolidation of variable interest entities created or acquired after January 31, 2003, if certain conditions are met. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company’s management is in the process of assessing the impact of implementing FIN 46 on the Company’s financial condition and results of operations.

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

Equity securities are carried at fair value and consist primarily of investments in marketable common stocks of corporate entities.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting; and notes receivable and other investments, which are carried at the lower of cost or fair value less costs to sell.

The Company classifies its debt and equity securities portfolio as available-for-sale and, accordingly, includes unrealized gains and losses, net of related tax effects, as a component of other comprehensive income. Realized gains and losses on investments are determined using the specific-identification method.

Property and equipment

Property and equipment includes computer software acquired and developed for internal use and for use with the Company’s products. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

Effective January 1, 1999, the Company adopted Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties. The adoption of SOP 98-1 did not have a material effect on the Company’s financial condition or results of operations.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 45 and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 10 years.

Title plants and other indexes

Title plants and other indexes include the Company’s title plants, flood zone databases and capitalized real estate data. Title plants and flood zone databases are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants and flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. Capitalized real estate data, which is primarily used by the Company’s property information segment, is amortized using the straight-line method over estimated useful lives of 5 to 15 years.

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $41.6 million and $29.4 million at December 31, 2002 and 2001, respectively.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangible assets. In accordance with the provisions of SFAS 142, goodwill is no longer amortized but is rather tested annually for impairment. The Company has selected September 30 as the annual valuation date to test goodwill for impairment.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of long-lived assets and loans receivable

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). This standard requires that the Company test long-lived assets for impairment whenever there are recognized events or changes in circumstances that could affect the carrying value of the long-lived assets. In accordance with SFAS 144, management uses estimated expected future cash flows (undiscounted and excluding interest costs) to measure the recoverability of long-lived assets held and used. As of December 31, 2002 and 2001, no indications of impairment were identified. SFAS 144 also requires that long-lived assets classified as for sale be carried at the lower of cost or market as of the date that the criteria established by SFAS 144 have been met. As of December 31, 2002 and 2001, no long-lived assets were classified as for sale.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent.

Reserve for known and incurred but not reported claims

The Company provides for title insurance and property and casualty insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized. Title insurance losses and other claims associated with ceded reinsurance are provided for as the Company remains contingently liable in the event that the reinsurer does not satisfy its obligations.

The Company provides for claims losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience.

The reserve for known and incurred but not reported claims reflects management’s best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported. The process applied to estimate claim costs is subject to many variables, including, for title insurance, changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. Management monitors the adequacy of the estimated loss reserves on a quarterly basis using a variety of techniques, including actuarial models, and adjusts the loss rates as necessary.

Operating revenues

Financial Services Group—Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent.

Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies.

Interest on loans with the Company’s thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the trust and other services segment are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information Technology Group—In December 1999, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB). The SAB, which became effective January 1, 1999, applies to the Company’s tax service operations and requires the deferral of the tax service fee and the recognition of that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. Revenues earned by the other products in the Information Technology group are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

Earnings per share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that net income is increased by the effect of interest expense, net of tax, on the Company’s convertible debt; and the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and the debt had been converted.

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

Escrow and trust deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $5.6 billion and $3.0 billion at December 31, 2002 and 2001, respectively, of which $176.6 million and

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$140.4 million were held at certain of the Company’s subsidiaries. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $1.9 billion and $2.0 billion at December 31, 2002 and 2001, respectively, and were held at the Company’s trust subsidiary. Escrow and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

Like-kind exchanges

The Company facilitates tax deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, the Company holds the proceeds from sales transactions until a qualified acquisition occurs. Like-kind exchange deposits totaled $978.0 million and $804.5 million at December 31, 2002 and 2001, respectively, of which $610.8 million and $467.0 million were held by the Company and managed by the Company’s registered investment management subsidiary. The remaining deposits were held at third-party financial institutions. The Company also facilitates tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require the Company, using the customer’s funds, to acquire the qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse exchange property totaled $154.6 million and $102.5 million at December 31, 2002 and 2001, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $22.7 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2002.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2003 is $210.8 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $651.3 million and $534.2 million at December 31, 2002 and 2001, respectively. Statutory net income for the years ended December 31, 2002, 2001 and 2000, was $132.0 million, $118.7 million and $54.8 million, respectively.

The National Association of Insurance Commissioners established certain statutory accounting practices, which became effective January 1, 2001. Adoption of the practices did not have a material impact on the Company’s statutory financial condition or results of operations.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized Cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2002
U.S. Treasury securities	$31,190	$2,256	—	$33,446
Corporate securities	155,683	9,400	$(700)	164,383
Obligations of states and political subdivisions	72,525	3,251	(257)	75,519
Mortgage-backed securities	35,188	1,405	(77)	36,516

	$294,586	$16,312	$(1,034)	$309,864

December 31, 2001
U.S. Treasury securities	$30,665	$1,525	$(111)	$32,079
Corporate securities	142,476	3,352	(1,161)	144,667
Obligations of states and political subdivisions	38,904	631	(175)	39,360
Mortgage-backed securities	40,859	120	(40)	40,939

	$252,904	$5,628	$(1,487)	$257,045

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$49,020	$50,567
Due after one year through five years	73,824	78,295
Due after five years through ten years	85,813	91,988
Due after ten years	50,741	52,498

	259,398	273,348
Mortgage-backed securities	35,188	36,516

	$294,586	$309,864

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities are as follows:

		Gross unrealized		Estimated fair value
	Cost	gains	losses
	(in thousands)
December 31, 2002
Preferred stock:
Other	$4,085	$56	$(168)	$3,973
Common stocks:
Corporate securities	43,079	5,164	(15,979)	32,264
Other	882	24	(212)	694

	$48,046	$5,244	$(16,359)	$36,931

December 31, 2001
Preferred stock:
Other	$3,965	$23	$(221)	$3,767
Common stocks:
Corporate securities	47,947	10,433	(10,253)	48,127
Other	108	12	—	120

	$52,020	$10,468	$(10,474)	$52,014

The fair value of debt and equity securities was estimated using quoted market prices. Sales of debt and equity securities resulted in realized gains of $2.2 million, $0.6 million and $2.2 million; and realized losses of $4.8 million, $0.6 million and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2002	2001
	(in thousands)
Real estate—mortgage	$113,853	$107,799
Other	25	42

	113,878	107,841
Unearned income on lease contracts	(3)	(6)
Allowance for loan losses	(1,170)	(1,050)
Participations sold	(4,361)	(2,340)
Deferred loan fees, net	(182)	(181)

	$108,162	$104,264

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 9% and 10% for the years ended December 31, 2002 and 2001, respectively. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of loans receivable was $108.4 million and $104.3 million at December 31, 2002 and 2001, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable in each of the five years after December 31, 2002, are as follows:

2003	$1,022
2004	$1,045
2005	$1
2006	$2,899
2007	$605

NOTE 5.    Goodwill and Other Intangible Assets:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangibles and supercedes Accounting Principles Board Opinions No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Pursuant to SFAS 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 requires that goodwill and other intangible assets be allocated to various reporting units that are either operating segments or one reporting unit below the operating segment. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, sub-prime credit information, pre-employment and drug screening, tenant screening and motor vehicle reporting.

The SFAS 142 impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value. The fair value of the goodwill is determined by discounted cash flow analysis and appraised values. If the fair value is less than the book value, an impairment is considered to exist and, in the initial year of adoption, will be recorded as a cumulative effect of a change in accounting principle.

The Company has determined that its flood zone database, which is included in “Title plants and other indexes,” is an intangible asset with an indefinite life. Accordingly, this asset in not amortized but rather tested annually for impairment by comparing the fair value of the database with its carrying value. In addition, the Company had $30.1 million of intangible assets included in “Other assets” at December 31, 2002, with definite lives ranging from 3 to 7 years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

In accordance with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test for all reporting units and determined that each reporting unit had a fair value in excess of carrying value;

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore, no goodwill impairment was recorded. The annual test for impairment was again performed (using the September 30 valuation date) and the results were the same—each reporting unit had a fair value in excess of carrying value and no goodwill impairment was recorded.

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, as of December 31, 2002, is as follows:

	Balance as of January 1, 2002	Acquired During the Year	Impairment Losses	Balance as of December 31, 2002
	(in thousands)
Financial Services
Title Insurance	$131,439	$17,574	—	$149,013
Specialty Insurances	18,194	1,600	—	19,794
Trust and Other Services	—	—	—	—
Information Technology
Mortgage Information	69,917	2,506	—	72,423
Property Information	92,183	32,495	—	124,678
Credit Information	86,117	783	—	86,900
Screening Information	37,437	73,746	—	111,183

	$435,287	$128,704	—	$563,991

Pro forma net income and earnings per share, adjusted to add back the amortization of goodwill, net of income taxes, is as follows:

	2002	2001	2000
	(in thousand, except per share amounts)
Reported Net Income	$234,367	$167,268	$82,223
Add back: Goodwill amortization	—	15,061	12,326

Adjusted Net Income	$234,367	$182,329	$94,549

Basic Earnings per Share:
Reported Net Income	$3.27	$2.51	$1.29
Goodwill amortization	—	0.23	0.19

Adjusted Net Income	$3.27	$2.74	$1.48

Diluted Earnings Per Share:
Reported Net Income	$2.92	$2.27	$1.24
Goodwill amortization	—	0.20	0.19

Adjusted Net Income	$2.92	$2.47	$1.43

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.     Demand Deposits:

Passbook and investment certificate accounts are summarized as follows:

	December 31
	2002	2001
	(in thousands except percentages)
Passbook accounts	$20,227	$15,292

Certificate accounts:
Less than one year	43,639	51,351
One to five years	20,607	24,642

	64,246	75,993

	$84,473	$91,285

Annualized interest rates:
Passbook accounts	2%-3%	3%-6%

Certificate accounts	2%-7%	3%-8%

The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $65.1 million and $77.0 million at December 31, 2002 and 2001, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

NOTE 7.     Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2002	2001	2000
	(in thousands)
Balance at beginning of year	$314,777	$284,607	$273,724

Provision related to:
Current year	224,058	181,346	144,103
Prior years	531	(700)	(2,471)

	224,589	180,646	141,632

Payments related to:
Current year	97,729	90,442	70,985
Prior years	79,888	61,079	63,235

	177,617	151,521	134,220

Other	(1,444)	1,045	3,471

Balance at end of year	$360,305	$314,777	$284,607

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $79.8 million, $69.1 million and $61.0 million in 2002, 2001 and 2000, respectively, that relate to the Company’s non-title insurance operations.

NOTE 8.     Notes and Contracts Payable:

	December 31
	2002	2001
	(in thousands)
4.5% senior convertible debentures, due April 2008	$210,000	$210,000
7.55% senior debentures, due April 2028	99,540	99,522
Other notes and contracts payable with maturities through 2009, average rate of 7.0%	116,165	105,819

	$425,705	$415,341

In April 2001, the Company sold $210.0 million of 4.5% senior convertible debentures due 2008. The debentures are convertible into common shares of the Company at $28 per share. The Company may redeem some or all of the senior convertible debentures at any time on or after April 15, 2004. The Company has also issued debt that is convertible into shares of its common stock to finance certain acquisitions. This debt, which is included in “Other notes and contracts payable”, is convertible at the option of each note holder at a conversion price of $30 per share. The balance of this convertible debt was $28.9 million and $33.4 million at December 31, 2002 and 2001, respectively.

In October 2001, the Company entered into a credit agreement that provides for a $200.0 million line of credit. This agreement supercedes the Company’s prior credit agreements that were due to expire in July 2002. Under the terms of the credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit remains in effect until October 2006 and was unused at December 31, 2002 and 2001.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2002, are as follows:

Year	(in thousands)
2003	$33,685
2004	$26,855
2005	$16,975
2006	$10,866
2007	$9,767

The fair value of notes and contracts payable was $442.4 million and $426.6 million at December 31, 2002 and 2001, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company’s notes and contracts payable was 6.0% at December 31, 2002 and 2001, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.     Investment and Other Income:

The components of investment and other income are as follows:

	2002	2001	2000
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$7,204	$15,837	$14,319
Debt securities	19,242	17,118	16,426
Other long-term investments	5,786	11,826	10,238
Dividends on marketable equity securities	1,328	1,504	671
Equity in earnings of unconsolidated affiliates	43,337	25,013	1,589
Other	12,926	9,795	11,594

	$89,823	$81,093	$54,837

NOTE 10.     Income Taxes:

Income taxes are summarized as follows:

	2002	2001	2000
	(in thousands)
Current:
Federal	$118,748	$101,665	$20,906
State	23,560	9,181	3,290
Foreign	2,609	2,136	1,540

	144,917	112,982	25,736

Deferred:
Federal	6,587	3,526	26,204
State	(1,604)	992	2,760

	4,983	4,518	28,964

	$149,900	$117,500	$54,700

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2002	2001	2000
	(in thousands)
Taxes calculated at federal rate	$134,494	$99,669	$47,923
Tax exempt interest income	(748)	(1,291)	(908)
Tax effect of minority interests	1,837	1,146	823
State taxes, net of federal benefit	13,767	7,430	3,936
Exclusion of certain meals and entertainment expenses	5,222	4,661	4,040
Other items, net	(4,672)	5,885	(1,114)

	$149,900	$117,500	$54,700

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	December 31
	2002	2001
	(in thousands)
Deferred tax assets:
Deferred revenue	$87,705	$75,490
Employee benefits	34,993	34,127
Bad debt reserves	16,531	12,901
Loss reserves	14,044	11,876
Accumulated other comprehensive income	26,613	7,332
Net operating loss carryforward	6,216	—
Other	5,920	9,932

	192,022	151,658

Deferred tax liabilities:
Depreciable and amortizable assets	112,177	97,129
Investment gain	17,418	17,072
Claims and related salvage	39,424	28,353
Other	2,052	3,521

	171,071	146,075

Net deferred tax asset	$20,951	$5,583

For the year 2002, domestic and foreign pretax income from continuing operations was $381.6 million and $2.7 million, respectively.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $1.5 million, $2.6 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had available net operating loss carryforwards totaling approximately $17.7 million for income tax purposes, of which $5.5 million has an indefinite expiration. The remaining $12.2 million expires between the years 2012 and 2021.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Earnings Per Share:

The Company’s potential dilutive shares are stock options and convertible debt. Stock options are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net income and weighted average shares outstanding is as follows:

	2002	2001	2000
	(in thousands)
Numerator:
Net income—numerator for basic net income per share	$234,367	$167,268	$82,223
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	7,017	5,247	—

Numerator for dilutive net income per share	$241,384	$172,515	$82,223

Denominator
Weighted-average shares—denominator
For basic net income per share	71,594	66,568	63,680
Effect of dilutive securities:
Employee stock options	2,436	3,073	2,370
Convertible debt	8,537	6,193	—

Denominator for diluted net income per share	82,567	75,834	66,050

Net income per share:
Basic	$3.27	$2.51	$1.29

Diluted	$2.92	$2.27	$1.24

For the three years ended December 31, 2002, 2001 and 2000, 3.6 million, 2.8 million and 4.5 million options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 12.    Employee Benefit Plans:

The Company has pension and other retirement benefit plans covering substantially all employees. The Company’s principal pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service and the highest five consecutive years’ compensation during the last ten years of employment. The Company’s policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. In December 2000, the Company amended its principal pension plan and certain other retirement plans. The primary impact of the amendment was to reduce future benefits accrued by employees by limiting credit for pay increases through December 31, 2001, and by limiting credit for years of service through December 31, 2005. As a result of amending the plans, the Company reduced its pension expense in 2000 by $5.0 million and recognized a one-time benefit of $34.3 million. The Company also has nonqualified, unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are intended to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension costs for the Company’s pension and other retirement benefit plans includes the following components:

	2002	2001	2000
	(in thousands)
Expense:
Service costs	$19,625	$17,015	$23,082
Interest costs	18,193	15,737	17,110
Actual return on plan assets	(14,795)	(15,926)	(15,379)
Amortization of net transition obligation	(22)	309	309
Amortization of prior service costs	(3,632)	(3,632)	144
Amortization of net loss	2,707	742	783
Curtailment gain	—	—	(34,291)

	$22,076	$14,245	$(8,242)

A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	December 31
	2002		2001
	Funded Pension Plans	Unfunded Supplemental Benefit Plans	Funded Pension Plans	Unfunded Supplemental Benefit Plans

	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$183,186	$59,393	$158,157	$52,289
Service costs	17,321	2,304	14,928	2,087
Interest costs	13,484	4,709	11,653	4,084
Actuarial losses	22,910	9,407	8,651	3,470
Benefits paid	(9,888)	(2,491)	(10,203)	(2,537)

Projected benefit obligation at end of year	227,013	73,322	183,186	59,393

Change in plan assets:
Plan assets at fair value at beginning of year	138,247	—	159,123	—
Actual return on plan assets	(12,024)	—	(11,060)	—
Company contributions	31,597	2,491	779	2,537
Benefits paid	(9,888)	(2,491)	(10,203)	(2,537)

Plan assets at fair value at end of year	147,932	—	138,639	—

Reconciliation of funded status:
Funded status of the plans	(79,081)	(73,322)	(44,547)	(59,393)
Unrecognized net actuarial loss	93,806	25,476	45,227	17,214
Unrecognized prior service costs	(9,783)	818	(13,789)	1,193
Unrecognized net transition asset	(28)	—	(50)	—

Prepaid (accrued) pension cost	4,914	(47,028)	(13,159)	(40,986)

Amounts recognized in the consolidated financial statements consist of:
Accrued benefit liability	(76,728)	(55,328)	(35,213)	(45,172)
Intangible asset	(29)	818	(37)	1,193
Minimum pension liability adjustment	81,671	7,482	22,091	2,993

	$4,914	$(47,028)	$(13,159)	$(40,986)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The rate of increase in future compensation levels for the supplemental benefit plan of 4.5% and the weighted-average discount rates of 6.75% and 7.25%, respectively, were used in determining the actuarial present value of the projected benefit obligation at December 31, 2002 and 2001. The majority of pension plan assets are invested in U.S. government securities, time deposits and common stocks with a projected long-term rate of return of 9.0% and 10.0% at December 31, 2002 and 2001, respectively.

The Company also has a Stock Bonus Plan (the Plan) for key employees pursuant to which 9,000, 9,000 and 21,000 common shares were issued in 2002, 2001 and 2000, respectively, resulting in a charge to operations of $0.2 million, $0.3 million and $0.2 million, respectively. The Plan, as amended December 9, 1992, provides that a total of up to 1,350,000 common shares may be awarded in any one year.

Effective January 1, 1995, the Company adopted The First American Corporation 401(k) Savings Plan (the Savings Plan), which is available to substantially all employees. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $39.6 million, $16.0 million and $9.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Effective December 1, 2001, the Company merged its Employee Profit Sharing and Stock Ownership Plan, which had been amended effective January 1, 1995, to discontinue future contributions, with the Savings Plan. The merged plans hold 8,906,000 and 8,548,000 shares of the Company’s common stock, representing 12.0% of the total shares outstanding at December 31, 2002 and 2001, respectively.

In December 2001, the Company established an employee stock purchase plan under which eligible employees may purchase common stock of the Company at 85% of the closing price on the last day of each month. There were 245,000 and 17,000 shares issued in connection with the plan for the years ending December 31, 2002 and 2001, respectively. At December 31, 2002, there were 2,738,000 shares reserved for future issuances.

NOTE 13.    Stock Option Plans:

On April 24, 1996, the Company implemented The First American Corporation 1996 Stock Option Plan (the Stock Option Plan). Under the Stock Option Plan, options are granted to certain employees to purchase the Company’s common stock at a price no less than the market value of the shares on the date of the grant. The maximum number of shares that may be subject to options is 14,625,000. Currently, outstanding options become exercisable one to five years, and expire ten years from the grant date. On April 24, 1997, the Company implemented The First American Corporation 1997 Directors’ Stock Plan (the Directors’ Plan). The Directors’ Plan is similar to the employees’ Stock Option Plan, except that the maximum number of shares that may be subject to options is 1,800,000 and the maximum number of shares that may be purchased pursuant to options granted shall not exceed 6,750 shares during any consecutive 12-month period.

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

In May 1999, in connection with the Company’s business combination with National Information Group (NAIG), which was accounted for under the pooling-of-interests method of accounting, the Company adjusted the outstanding NAIG stock options to substitute Common shares of the Company for the shares of NAIG that

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were issuable upon exercise of those options. At December 31, 2002, 62,193 Common shares of the Company were issuable pursuant to exercise of the remaining outstanding adjusted NAIG options with exercise prices ranging from $7.65 to $19.40.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, “Accounting for Stock Issued to Employees.” As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	2002	2001	2000
	(in thousands, except per share amounts)
Net income:
As reported	$234,367	$167,268	$82,223
Pro forma	$229,434	$157,609	$72,259
Earnings per share:
As reported
Basic	$3.27	$2.51	$1.29
Diluted	$2.92	$2.27	$1.24
Pro forma
Basic	$3.20	$2.37	$1.13
Diluted	$2.86	$2.08	$1.08

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively; dividend yield of 1.9%, 1.4% and 2.1%; expected volatility of 48.9%, 53.6% and 51.4%; risk-free interest rate of 4.2%, 5.4% and 5.2%; and expected life of seven years, eight years and nine years.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions involving stock options are summarized as follows:

	Number outstanding	Weighted-average exercise price
	(in thousands, except weighted-average exercise price)
Balance at December 31, 1999	6,278	$17.37
Granted during 2000	4,509	$12.19
Exercised during 2000	(448)	$8.78
Forfeited during 2000	(541)	$16.36

Balance at December 31, 2000	9,798	$15.45
Granted during 2001	1,288	$18.82
Exercised during 2001	(1,009)	$11.17
Forfeited during 2001	(371)	$18.88

Balance at December 31, 2001	9,706	$16.22
Granted during 2002	508	$17.41
Exercised during 2002	(802)	$11.08
Forfeited during 2002	(466)	$17.73

Balance at December 31, 2002	8,946	$16.66

Stock options outstanding and exercisable at December 31, 2002, are summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Average remaining life in years	Average exercise price	Options	Average exercise price
	(options in thousands)
$ 3.95—$ 8.95	887	3.3	$5.82	883	$5.82
$ 8.96—$13.95	2,903	7.1	$10.82	990	$10.92
$13.96—$20.95	1,791	7.5	$17.57	757	$17.46
$20.96—$43.58	3,365	5.5	$24.08	2,594	$24.02

$ 3.96—$43.58	8,946	6.2	$16.66	5,224	$17.51

NOTE 14.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 2000, the Company’s subsidiary, First American Real Estate Information Services, Inc. and, in 1999, the Company entered into sale-leaseback agreements with regard to certain furniture and equipment with a net book value of $30.7 million and $65.7 million, respectively. Proceeds from the sales, which amounted to $33.8 million and $80.1 million and gains of $3.1 million and $14.4 million for the years ended December 31, 2000 and 1999, respectively, have been included in “Deferred revenue” and will be amortized over the life of the leases. Under the agreements, the Company’s subsidiary and the Company agreed to lease the equipment for three to five years with minimum annual lease payments of $4.2 million and $9.3 million, respectively. At the end of the term of the leases, the Company has the option to acquire the equipment or return it to the lessor.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are as follows:

Year	(in thousands)
2003	$155,606
2004	133,392
2005	100,597
2006	52,060
2007	43,786
Later years	40,029

$525,470

Total rental expense for all operating leases and month-to-month rentals was $178.2 million, $162.5 million and $144.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Other commitments and guarantees

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002, and the required disclosures are included in these notes to the consolidated financial statements. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management does not believe that adoption of the recognition requirements will have a material impact on its financial condition or results of operations.

The Company and Experian Information Solutions, Inc. (Experian) are parties to a joint venture that resulted in the creation of the Company’s First American Real Estate Solutions, LLC (FARES) subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is greater than $80.0 million and less than $160.0 million. As of December 31, 2002, the purchase price exceeded $160.0 million and, therefore, Experian’s right was not exercisable as of such date. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the minority shares of certain less-than-100% owned subsidiaries if certain conditions are met. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2002, was not material.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2002.

NOTE 15.   Mandatorily Redeemable Preferred Securities:

On April 22, 1997, the Company issued and sold $100.0 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust. In connection with the subsidiary’s issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes due in 2012. The sole assets of the subsidiary are and will be the subordinated interest notes. The Company’s

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary’s obligations under the preferred securities. Distributions payable on the securities are included as interest expense in the Company’s consolidated income statements.

NOTE 16.    Stockholders’ Equity:

In December 1999, the Company announced plans to repurchase up to 5.0% of its then issued and outstanding shares. Pursuant to the terms of the repurchase program, the Company repurchased and retired 1,754,000 of its issued and outstanding shares as of December 31, 2000. The Company did not repurchase any shares under this program in 2001 and effectively cancelled the repurchase program as of May 2001.

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

NOTE 17.    Other Comprehensive Income:

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income are as follows:

	Unrealized gains on securities	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 1999	$4,661	$(443)	$4,218
Pretax change	2,893	(1,738)	1,155
Tax effect	(1,013)	609	(404)

Balance at December 31, 2000	6,541	(1,572)	4,969
Pretax change	(5,928)	(22,665)	(28,593)
Tax effect	2,076	7,932	10,008

Balance at December 31, 2001	2,689	(16,305)	(13,616)
Pretax change	28	(64,068)	(64,040)
Tax effect	(1,227)	22,424	21,197

Balance at December 31, 2002	$1,490	$(57,949)	$(56,459)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $2.6 million and $2.6 million of net realized losses for the years ended December 31, 2002 and 2000, respectively. There were no reclassification adjustments in 2001.

NOTE 18.    Litigation.

The Company and certain of its subsidiaries on October 2, 2002, settled the lawsuit filed against certain of the Company’s subsidiaries by the state of California in the California state court in Sacramento, California. On or about September 18, 2002, the Company and certain of its subsidiaries settled a related class action lawsuit filed in the state court in the county of Los Angeles, California.

These lawsuits involved allegations that certain subsidiaries of the Company and certain of their competitors failed to turn over unclaimed property to the state of California on a timely basis; charged California home buyers and other escrow customers fees for services that were never performed or that cost less than the amount charged; and devised and carried out programs, known as earnings credits, with financial institutions to receive interest on escrow funds placed in demand deposits.

Under the terms of the settlements, the Company will pay up to $5.5 million to certain customers in the form of cash refunds and discounts against future title insurance and escrow services. The settlements further require the Company to pay approximately $2.5 million to specified governmental agencies;, counsel to the class action plaintiffs; and the Consumer Protection Prosecution Trust Fund, a trust fund established to assist consumers in protecting their rights.

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

NOTE 19.    Business Combinations:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). This statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinions No. 16, “Business Combinations.” SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting.

During the year ended December 31, 2002, the Company completed 28 acquisitions. In applying the purchase method of accounting, the Company undertakes a comprehensive review of the acquired entity to ensure that all identifiable assets and liabilities are properly recorded at their fair value. In determining fair value, the Company utilizes a variety of valuation techniques, including discounted cash flow analysis and outside appraisals, to the extent necessary, given materiality and complexity. All excess purchase price is appropriately recorded as goodwill. The useful lives for all assets recorded in purchase accounting are based on market conditions, contractual terms and other appropriate factors.

The acquisitions were individually not material and are included in the following business segments: 21 in the title insurance and services segment, one in the mortgage information segment, three in the property information segment and three in the screening information segment. Their aggregate purchase price was $51.2 million in cash, $38.8 million in notes and 3,093,976 shares of the Company’s common stock. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $128.7 million in goodwill was recorded. The operating results of these acquired companies were included in the Company’s consolidated financial statements from their respective acquisition dates.

Assuming all of the current year acquisitions had occurred January 1, 2001, pro forma revenues, net income and net income per diluted share would have been $4.75 billion, $234.6 million and $2.88, respectively, for the year ended December 31, 2002; and $3.87 billion, $175.7 million and $2.29, respectively, for the year ended December 31, 2001. All pro forma results include interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

In December 2002, the Company and US SEARCH.com Inc., a provider of location, verification and screening services, signed a definitive agreement to merge their screening businesses and create a new publicly held company that will be named First Advantage Corporation. This new entity will be approximately 80% owned by the Company, with the remainder owned by the shareholders of US SEARCH.com Inc. The Company expects this transaction to close during the second quarter of 2003.

NOTE 20.    Segment Financial Information:

The Company, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has seven reporting segments that fall within two primary business groups, financial services and information technology. The Financial Services group includes title insurance, specialty insurance and trust and other services. The title insurance and services segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products. The specialty insurance segment issues property and casualty insurance policies and

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides home warranties. The trust and other services segment provides investment advisory and trust and thrift services. The Information Technology group includes mortgage information, property information, credit information and screening information. The mortgage information segment provides tax monitoring, flood certification, default management services, mortgage loan servicing systems, mortgage document preparation and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides resident screening, pre-employment screening, substance abuse management and testing and motor vehicle reporting.

The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services in Australia, The Bahama Islands, Canada, England, Guam, Ireland, Mexico, Puerto Rico, Scotland, South Korea, the U.S. Virgin Islands and other countries abroad. The international operations account for less than 1% of the Company’s income before income taxes and minority interests. Home warranty services are provided in 27 states throughout the United States. Property and casualty insurance is offered nationwide. Trust and other services products are provided in Southern California. The products offered by the four segments included in the Information Technology group are provided nationwide.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Income (loss) before income taxes and minority interests	Assets	Investment in Affiliates	Capital expenditures
	(in thousands)
2002
Title Insurance	$3,437,726	$42,092	$271,720	$1,618,186	$66,939	$45,014
Specialty insurance	153,205	1,965	24,465	282,199	—	1,829
Trust and Other Services	41,687	1,091	13,548	147,039	3,558	299
Mortgage Information	485,206	10,161	146,849	433,471	—	12,130
Property Information	279,754	18,729	71,459	450,355	23,787	14,096
Credit Information	221,761	11,355	39,266	161,964	13,457	7,732
Screening Information	100,888	4,050	2,459	157,051	—	3,964
Corporate	(16,018)	7,386	(119,859)	147,780	—	9,608

	$4,704,209	$96,829	$449,907	$3,398,045	$107,741	$94,672

2001
Title Insurance	$2,690,677	$49,208	$173,654	$1,303,832	$49,000	$48,197
Specialty insurance	120,558	3,671	11,929	204,326	—	2,383
Trust and Other Services	39,661	1,173	12,269	138,899	3,756	651
Mortgage Information	420,118	11,233	129,751	379,170	—	21,187
Property Information	227,900	23,355	35,321	394,197	26,277	25,549
Credit Information	201,029	12,145	30,062	175,759	4,947	17,970
Screening Information	49,326	1,810	(286)	58,360	—	4,122
Corporate	1,454	5,753	(63,160)	182,720	—	9,162

	$3,750,723	$108,348	$329,540	$2,837,263	$83,980	$129,221

2000
Title Insurance	$2,101,571	$34,536	$88,091	$1,051,214	$40,410	$69,958
Specialty Insurance	124,450	2,305	17,048	209,388	—	5,462
Trust and Other Services	34,914	1,141	10,350	117,432	4,158	2,204
Mortgage Information	308,525	12,021	46,112	327,364	—	21,381
Property Information	173,078	23,128	5,998	342,330	18,406	27,793
Credit Information	156,855	7,399	15,278	91,152	673	7,660
Screening Information	38,455	1,248	1,009	19,684	—	3,612
Corporate	(3,593)	4,558	(30,010)	41,173	—	8,971

	$2,934,255	$86,336	$153,876	$2,199,737	$63,647	$147,041

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2002
Revenues	$1,042,202	$1,091,530	$1,196,086	$1,374,391
Income before income taxes and minority interests	$88,559	$80,054	$129,022	$152,272
Net income	$44,075	$40,121	$67,359	$82,812
Net income per share:
Basic	$0.63	$0.56	$0.94	$1.13
Diluted	$0.57	$0.51	$0.84	$1.01

Year Ended December 31, 2001
Revenues	$766,741	$928,042	$983,008	$1,072,932
Income before income taxes and minority interests	$39,198	$106,332	$83,355	$100,655
Net income	$18,776	$54,517	$41,695	$52,280
Net income per share:
Basic	$0.29	$0.83	$0.61	$0.76
Diluted	$0.27	$0.75	$0.55	$0.68

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2002

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$38,328,000	$38,328,000	$38,328,000

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$31,190,000	$33,446,000	$33,446,000

Corporate securities
Registrant	$40,352,000	$41,478,000	$41,478,000

Consolidated	$155,683,000	$164,383,000	$164,383,000

Obligations of states and political subdivisions
Registrant—None
Consolidated	$72,525,000	$75,519,000	$75,519,000

Mortgage-backed securities
Registrant	$4,869,000	$4,857,000	$4,857,000

Consolidated	$35,188,000	$36,516,000	$36,516,000

Total debt securities:
Registrant	$45,221,000	$46,335,000	$46,335,000

Consolidated	$294,586,000	$309,864,000	$309,864,000

Equity securities:
Registrant—None
Consolidated	$48,046,000	$36,931,000	$36,931,000

Other long-term investments:
Registrant—None	$3,260,000	$3,260,000	$3,260,000

Consolidated	$142,392,000	$142,392,000	$142,392,000

Total Investments:
Registrant	$48,481,000	$49,595,000	$49,595,000

Consolidated	$523,352,000	$527,515,000	$527,515,000

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred Policy Acquisition Costs	Claims Reserves	Deferred Revenues
2002
Title Insurance	—	$319,826,000	$7,356,000
Specialty Insurance	22,648,000	19,021,000	90,356,000
Trust and Other Services	—	3,000	—
Mortgage Information	—	18,373,000	251,298,000
Property Information	—	3,082,000	7,576,000
Credit Information	—	—	1,938,000
Screening Information			223,000
Corporate	—	—	—

Total	$22,648,000	$360,305,000	$358,747,000

2001
Title Insurance			$9,712,000
Specialty Insurance
Trust and Other Services
Mortgage Information
Property Information	—	$283,469,000	9,713,000
Credit Information	—	18,411,000	231,551,000
Screening Information	$11,455,000	12,897,000	52,963,000
Corporate	—	—	—

Total	$11,455,000	$314,777,000	$294,227,000

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating Revenues	Net Investment Income	Loss Provision	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2002
Title Insurance	$3,393,592,000	$44,134,000	$135,622,000		$584,604,000
Specialty Insurance	143,307,000	9,898,000	77,049,000	$11,313,000	283,000	$69,411,643
Trust and Other Services	41,737,000	(51,000)	130,000		12,658,000
Mortgage Information	479,288,000	5,919,000	11,975,000		159,211,000
Property Information	259,315,000	20,440,000	150,000		86,039,000
Credit Information	215,337,000	6,424,000	(348,000)		107,781,000
Screening Information	100,702,000	186,000	11,000		61,037,000
Corporate	—	(16,019,000)	—	—	26,199,000	—

Total	$4,633,278,000	$70,931,000	$224,589,000	$11,313,000	$1,037,812,000	$69,411,643

2001
Title Insurance	$2,648,994,000	$41,684,000	$113,811,000		$474,127,000
Specialty Insurance	112,054,000	8,504,000	58,499,000	$9,365,000	4,905,000	$16,982,000
Trust and Other Services	39,882,000	(221,000)	112,000		13,873,000
Mortgage Information	407,006,000	13,110,000	8,748,000		140,199,000
Property Information	210,975,000	16,925,000	(1,099,000)		73,809,000
Credit Information	194,981,000	6,048,000	575,000		101,323,000
Screening Information	49,094,000	233,000	—		26,499,000
Corporate	—	1,454,000	—	—	9,504,000	—

Total	$3,662,986,000	$87,737,000	$180,646,000	$9,365,000	$844,239,000	$16,982,000

2000
Title Insurance	$2,067,048,000	$34,523,000	$75,791,000		$363,807,000
Specialty Insurance	115,171,000	9,280,000	56,622,000	$10,856,000	5,268,000	$27,451,000
Trust and Other Services	33,635,000	1,278,000	42,000		13,500,000
Mortgage Information	307,826,000	699,000	8,671,000		96,488,000
Property Information	161,040,000	12,038,000	140,000		86,321,000
Credit Information	154,341,000	2,513,000	366,000		91,749,000
Screening Information	38,466,000	(11,000)	—		19,850,000
Corporate	—	(3,593,000)	—	—	9,833,000	—

Total	$2,877,527,000	$56,727,000	$141,632,000	$10,856,000	$686,816,000	$27,451,000

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2002	3,395,743,000	5,357,000	3,206,000	3,393,592,000	0.1%

2001	2,651,380,000	6,622,000	4,236,000	2,648,994,000	0.2%

2000	2,066,990,000	3,805,000	3,864,000	2,067,049,000	0.2%

Specialty Insurance
2002	49,497,000	8,648,000	171,000	41,020,000	0.4%

2001	23,086,000	2,264,000	4,000	20,826,000	0.0%

2000	36,767,000	5,054,000	—	31,713,000	0.0%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2002

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period

Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$39,107,000	$22,061,000			$10,386,000	(A)	$50,782,000

Reserve for title losses and other claims:
Registrant—None
Consolidated	$314,777,000	$224,589,000	$1,865,000	(B)	$180,926,000	(C)	$360,305,000

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,050,000	$123,000			$3,000	(A)	$1,170,000

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,101,000		$137,000		$172,000	(D)	$1,066,000

Reserve deducted from other assets:
Registrant—None
Consolidated	$3,418,000	$200,000			$1,129,000	(D)	$2,489,000

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $1,865,000 in purchase accounting adjustments

Note C—Amount represents claim payments, net of recoveries.

Note D—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

2 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2001

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$15,477,000	$20,353,000	$3,277,000				$39,107,000

Reserve for title losses and other claims:
Registrant—None
Consolidated	$284,607,000	$180,646,000	$2,383,000	(B)	$152,859,000	(C)	$314,777,000

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,020,000	$172,000			$142,000	(A)	$1,050,000

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$2,192,000		$319,000		$1,410,000	(D)	$1,101,000

Reserve deducted from other assets:
Registrant—None
Consolidated	$2,600,000	$818,000					$3,418,000

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $2,383,000 in purchase accounting adjustments

Note C—Amount represents claim payments, net of recoveries.

Note D—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

3 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2000

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period

Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$13,669,000	$9,555,000			$7,747,000	(A)	$15,477,000

Reserve for title losses and other claims:
Registrant—None
Consolidated	$273,724,000	$141,632,000	$3,471,000	(B)	$134,220,000	(C)	$284,607,000

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$905,000	$108,000			$(7,000	)(A)	$1,020,000

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$4,856,000		$(2,471,000)		$193,000	(D)	$2,192,000

Reserve deducted from other assets:
Registrant—None
Consolidated	$2,059,000	$561,000			$20,000	(D)	$2,600,000

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $1,000,000 in purchase accounting adjustments and $2,471,000 reclassification from the reserve for assets acquired in connection with claim settlements.

Note C—Amount represents claim payments, net of recoveries.

Note D—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

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

PART IV

Item 14.    Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, the Company’s President and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

*(10)(k)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(l)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(n)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(o)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(p)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(q)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(s)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(u)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*(10)(v)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(w)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(x)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(y)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(z)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(aa)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

(10)(gg)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(hh)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ii)

Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(jj)	Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(kk)	Credit Agreement dated as of October 12, 2001, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)(ll)

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

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Accountants.

(99)(a)	Certificationby Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99)(b)	Certificationby Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

During the last quarterof the period covered by this report, the Company filed a current report on Form 8-K dated October 23, 2002, reporting on the Company’s third quarter earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)

By	/s/ PARKER S. KENNEDY
Parker S. Kennedy President (Principal Executive Officer)

Date: March 31, 2003

By	/s/ THOMAS A. KLEMENS
Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. P. KENNEDY	Chairman and Director	March 31, 2003
D. P. Kennedy

/s/ PARKER S. KENNEDY	President and Director	March 31, 2003
Parker S. Kennedy

/s/ THOMAS A. KLEMENS	Senior Executive Vice President,	March 31, 2003
Thomas A. Klemens	Chief Financial Officer

/s/ MAX O. VALDES	Vice President	March 31, 2003
Max O. Valdes	(Principal Accounting Officer)

/s/ GARY J. BEBAN	Director	March 8, 2003
Gary J. Beban

/s/ J. DAVID CHATHAM	Director	March 5, 2003
J. David Chatham

/s/ WILLIAM G. DAVIS	Director	March 10, 2003
William G. Davis

/s/ JAMES L. DOTI	Director	March 31, 2003
James L. Doti

Signature	Title	Date

/s/ LEWIS W. DOUGLAS, JR.	Director	March 31, 2003
Lewis W. Douglas, Jr.

/s/ PAUL B. FAY, JR.	Director	March 5, 2003
Paul B. Fay, Jr.

/s/ FRANK O’BRYAN	Director	March 31, 2003
Frank O’Bryan

/s/ ROSLYN B. PAYNE	Director	March 5, 2003
Roslyn B. Payne

/s/ D. VAN SKILLING	Director	March 31, 2003
D. Van Skilling

/s/ HERBERT B. TASKER	Director	March 5, 2003
Herbert B. Tasker

/s/ VIRGINIA UEBERROTH	Director	March 31, 2003
Virginia Ueberroth

CERTIFICATIONS

I, Parker S. Kennedy, certify that:

1.    I have reviewed this annual report on Form 10-K of The First American Corporation (“registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/    PARKER S. KENNEDY

Parker S. Kennedy

President

CERTIFICATIONS

I, Thomas A. Klemens, certify that:

1.    I have reviewed this annual report on Form 10-K of The First American Corporation (“ registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

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

*(10)(k)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(l)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(n)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(o)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(p)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(q)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(s)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(u)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(v)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(w)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(x)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(y)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(z)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(aa)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(bb)

The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(cc)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

(10)(gg)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(hh)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ii)

Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(jj)	Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(kk)	Credit Agreement dated as of October 12, 2001, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)(ll)

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