Form 10-Q
period 2003-03-31
FIRST AMERICAN CORP
filed 2003-05-15
CIK 36047

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003

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

$1 par value - 76,231,151 shares as of May 6 , 2003

INFORMATION INCLUDED IN REPORT

Part I:	Financial Information

Item 1.	Financial Statements

A. Condensed Consolidated Balance Sheets

B. Condensed Consolidated Statements of Income and Comprehensive Income

C. Condensed Consolidated Statements of Cash Flows

D. Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Items 1-5 have been omitted because they are not applicable with respect to the current reporting period.

Part I:    Financial Information

Item 1:    Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$942,874,000	$900,863,000

Accounts and accrued income receivable, net	345,773,000	299,040,000

Investments:
Deposits with savings and loan associations and banks	26,104,000	38,328,000
Debt securities	320,251,000	309,864,000
Equity securities	36,219,000	36,931,000
Other long-term investments	186,618,000	142,392,000

	569,192,000	527,515,000

Loans receivable, net	108,111,000	108,162,000

Property and equipment, at cost:
Land	43,237,000	43,185,000
Buildings	181,332,000	183,045,000
Furniture and equipment	267,044,000	270,004,000
Capitalized software	288,434,000	284,537,000

	780,047,000	780,771,000
Less—accumulated depreciation and amortization	(352,103,000)	(347,695,000)

	427,944,000	433,076,000

Title plants and other indexes	381,686,000	375,401,000

Deferred income taxes	14,089,000	20,951,000

Goodwill, net	559,269,000	563,991,000

Other assets	189,035,000	169,046,000

	$3,537,973,000	$3,398,045,000

Liabilities and Stockholders' Equity
Demand deposits	$84,888,000	$84,473,000

Accounts payable and accrued liabilities	470,710,000	539,069,000

Deferred revenue	375,312,000	358,747,000

Reserve for known and incurred but not reported claims	367,812,000	360,305,000

Income taxes payable	45,913,000	1,518,000

Notes and contracts payable	431,011,000	425,705,000

Minority interests in consolidated subsidiaries	172,739,000	163,639,000

Mandatorily redeemable preferred securities of the Company's subsidiary trust whose sole assets are the Company's $100,000,000 8.5% deferrable interest subordinated notes due 2012	100,000,000	100,000,000

Stockholders' equity:
Preferred stock, $1 par value
Authorized—500,000 shares; outstanding—none
Common stock, $1 par value
Authorized—180,000,000 shares
Outstanding—75,937,000 and 73,636,000 shares	75,937,000	73,636,000
Additional paid-in capital	405,891,000	359,644,000
Retained earnings	1,067,752,000	987,768,000
Accumulated other comprehensive loss	(59,992,000)	(56,459,000)

	1,489,588,000	1,364,589,000

	$3,537,973,000	$3,398,045,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31
	2003	2002
Revenues
Operating revenues	$1,304,863,000	$1,023,340,000
Investment and other income	24,567,000	18,803,000
Net realized investment gains	12,545,000	59,000

	1,341,975,000	1,042,202,000

Expenses
Salaries and other personnel costs	407,217,000	345,325,000
Premiums retained by agents	365,709,000	284,294,000
Other operating expenses	293,387,000	237,358,000
Provision for policy losses and other claims	67,239,000	47,099,000
Depreciation and amortization	26,015,000	24,148,000
Premium taxes	10,456,000	7,199,000
Interest	8,459,000	8,220,000

	1,178,482,000	953,643,000

Income before income taxes and minority interests	163,493,000	88,559,000
Income taxes	56,000,000	31,000,000

Income before minority interests	107,493,000	57,559,000
Minority interests	19,913,000	13,484,000

Net income	87,580,000	44,075,000

Other comprehensive loss, net of tax
Unrealized loss on securities	(433,000)	(535,000)
Minimum pension liability adjustment	(3,100,000)	(2,275,000)

	(3,533,000)	(2,810,000)

Comprehensive income	$84,047,000	$41,265,000

Net income per share (Note 2):
Basic	$1.18	$0.63

Diluted	$1.05	$0.57

Cash dividends per share	$.10	$.07

Weighted average number of shares (Note 2):
Basic	74,159,000	69,995,000

Diluted	85,098,000	80,985,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net income	$87,580,000	$44,075,000
Adjustments to reconcile net income to cash provided by operating activities—
Provision for policy losses and other claims	67,239,000	47,099,000
Depreciation and amortization	26,015,000	24,148,000
Minority interests in net income	19,913,000	13,484,000
Net investment gains	(12,545,000)	(59,000)
Other, net	(15,343,000)	(7,908,000)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions—
Claims paid, net of recoveries	(63,604,000)	(36,500,000)
Net change in income tax accounts	49,298,000	14,591,000
Increase in accounts and accrued income receivable	(49,014,000)	(17,662,000)
Decrease in accounts payable and accrued liabilities	(27,878,000)	(17,862,000)
Increase in deferred revenue	16,450,000	12,910,000
Other, net	(15,271,000)	(20,783,000)

Cash provided by operating activities	82,840,000	55,533,000

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(9,929,000)	(11,257,000)
Net decrease (increase) in deposits with banks	12,224,000	(9,496,000)
Net decrease (increase) in loans receivable	51,000	(1,003,000)
Purchases of debt and equity securities	(59,904,000)	(57,978,000)
Proceeds from sales of debt and equity securities	37,547,000	7,314,000
Proceeds from maturities of debt securities	12,772,000	36,274,000
Net decrease in other investments	5,009,000	2,392,000
Capital expenditures	(21,932,000)	(20,662,000)
Purchases of capitalized data	(4,820,000)	(3,477,000)
Proceeds from sale of property and equipment	607,000	134,000

Cash used for investing activities	(28,375,000)	(57,759,000)

Cash flows from financing activities:
Net change in demand deposits	415,000	733,000
Proceeds from issuance of debt	7,030,000	677,000
Repayment of debt	(8,548,000)	(5,072,000)
Proceeds from exercise of stock options	4,502,000	3,406,000
Proceeds from the issuance of stock to employee benefit plans	1,774,000	1,264,000
Distributions to minority shareholders	(10,031,000)	(6,424,000)
Cash dividends	(7,596,000)	(5,702,000)

Cash used for financing activities	(12,454,000)	(11,118,000)

Net increase (decrease) in cash and cash equivalents	42,011,000	(13,344,000)
Cash and cash equivalents —Beginning of year	900,863,000	645,240,000

—End of first quarter	$942,874,000	$631,896,000

Supplemental information:
Cash paid during the first quarter for:
Interest	$6,357,000	$1,452,000
Premium taxes	$17,124,000	$9,127,000
Income taxes	$7,825,000	$16,146,000
Noncash investing and financing activities:
Shares issued for employee benefit plans	$42,272,000	$17,491,000
Liabilities incurred in connection with company acquisitions	$13,840,000	$8,827,000
Company acquisitions in exchange for common stock		$26,380,000

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 – Earnings Per Share

	For the Three Months Ended March 31
	2003	2002

Numerator:
Net Income—numerator for basic net income per share	$87,580,000	$44,075,000
Effect of dilutive securities
Convertible debt—interest expense (net of tax)	1,723,000	1,773,000

Net Income—numerator for dilutive net income per share	$89,303,000	$45,848,000

Denominator
Weighted average shares—denominator For basic net income per share	74,159,000	69,995,000
Effect of dilutive securities:
Employee stock options	2,496,000	2,396,000
Convertible debt	8,443,000	8,594,000

Denominator for diluted net income per share	85,098,000	80,985,000

Basic net income per share	$1.18	$0.63

Diluted net income per share	$1.05	$0.57

For the three months ended March 31, 2003 and 2002, respectively, 3,414,000 and 3,818,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3 – Stock Options

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, “Accounting for Stock issued to Employees.” As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three Months Ended March 31,
	2003	2002

Net income:
As reported	$87,580,000	$44,075,000
Pro forma	$86,463,000	$42,842,000
Earnings per share:
As reported
Basic	$1.18	$0.63
Diluted	$1.05	$0.57
Pro forma
Basic	$1.17	$0.61
Diluted	$1.04	$0.55

Note 4 – Business Combinations

During the three months ended March 31, 2003, the Company acquired three companies. These acquisitions were not material individually or in the aggregate. Two of the acquisitions have been included in the Company’s title insurance segment and one in the Company’s property information segment. The aggregate purchase price was $8.4 million in cash and $6.2 million in notes payable. The purchase price for each was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of these acquisitions, the Company recorded approximately $5.3 million of intangible assets with definite lives and $5.8 million of goodwill.

Note 5 – Segment Information

The Company has seven reporting segments that fall within two primary business groups, Financial Services and Information Technology. The Financial Services Group includes Title Insurance and Services, Specialty Insurance and Trust and Other Services. The Information Technology Group includes Mortgage Information, Property Information, Credit Information and Screening Information. Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2003	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$944,391,000	$86,766,000	$9,312,000	$9,611,000
Specialty Insurances	48,584,000	5,839,000	422,000	204,000
Trust and Other Services	9,851,000	2,441,000	229,000	8,000

	1,002,826,000	95,046,000	9,963,000	9,823,000

Information Technology
Mortgage Information	141,877,000	45,797,000	3,795,000	2,556,000
Property Information	87,441,000	23,443,000	5,482,000	3,041,000
Credit Information	78,046,000	26,607,000	3,145,000	1,243,000
Screening Information	31,618,000	515,000	1,785,000	1,504,000

	338,982,000	96,362,000	14,207,000	8,344,000

	1,341,808,000	191,408,000	24,170,000	18,167,000

Corporate	167,000	(27,915,000)	1,845,000	3,765,000

	$1,341,975,000	$163,493,000	$26,015,000	$21,932,000

For the three months ended March 31, 2002	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$751,141,000	$39,652,000	$11,801,000	$9,444,000
Specialty Insurances	31,567,000	5,682,000	293,000	509,000
Trust and Other Services	11,136,000	4,225,000	291,000	13,000

	793,844,000	49,559,000	12,385,000	9,966,000

Information Technology
Mortgage Information	109,552,000	31,505,000	2,136,000	1,832,000
Property Information	58,473,000	11,645,000	4,374,000	2,775,000
Credit Information	56,632,000	12,653,000	2,809,000	3,199,000
Screening Information	22,754,000	782,000	558,000	919,000

	247,411,000	56,585,000	9,877,000	8,725,000

	1,041,255,000	106,144,000	22,262,000	18,691,000

Corporate	947,000	(17,585,000)	1,886,000	1,971,000

	$1,042,202,000	$88,559,000	$24,148,000	$20,662,000

Note 6 – Goodwill and Other Intangible Assets

The Company’s reporting units for purposes of the annual testing for impairment of goodwill are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, sub-prime credit information, pre-employment and drug screening, and tenant screening.

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the three months ended March 31, 2003, is as follows:

	Balance as of December 31, 2002	Acquired (Disposed of) During the Period	Impairment Losses	Balance as of March 31, 2003

Financial Services
Title Insurance and Services	$149,013,000	$—	$—	$149,013,000
Specialty Insurances	19,794,000	—	—	19,794,000
Trust and Other Services	—	—	—	—

Information Technology
Mortgage Information	72,423,000	—	—	72,423,000
Property Information	124,678,000	5,840,000	—	130,518,000
Credit Information	86,900,000	(10,562,000)	—	76,338,000
Screening Information	111,183,000	—	—	111,183,000

	$563,991,000	$(4,722,000)	$—	$559,269,000

The Company had $30.4 million of intangible assets including in “Other assets” at March 31, 2003, with definite lives ranging from three to seven years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this 10-Q, including those relating to anticipated cash requirements, are forward looking. Risks and uncertainties exist which may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: interest rate fluctuations; changes in the performance of the real estate markets; general volatility in the capital markets; changes in applicable government regulations; consolidation among the Company’s significant customers and competitors; the Company’s continued ability to identify businesses to be acquired; changes in the Company’s ability to integrate businesses which it acquires; and other factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

Elevated levels of mortgage applications in the fourth quarter of 2002 produced strong order closings in the current quarter, which contributed to a record-breaking first quarter in the real estate-related segments of the Company’s Financial Services and Information Technology groups. Net income for the three months ended March 31, 2003, was $87.6 million, or $1.05 per diluted share. Net income for the three months ended March 31, 2002 was $44.1 million, or $0.57 per diluted share. The current year quarter includes a realized pretax gain on the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc. of $13.1 million, $8.0 million on an after-tax basis, or $0.09 per diluted share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended March 31
	($000)
	2003	%	2002	%
Financial Services:
Title Insurance:
Direct operations	$484,308	37	$387,174	38
Agency operations	448,996	34	356,797	35

	933,304	71	743,971	73
Specialty Insurance	46,144	4	29,312	3
Trust and Other Services	9,905	1	11,156	1

	989,353	76	784,439	77

Information Technology:
Mortgage Information	139,108	11	108,130	11
Property Information	82,280	6	55,110	5
Credit Information	62,528	5	52,999	5
Screening Information	31,594	2	22,662	2

	315,510	24	238,901	23

Total	$1,304,863	100	$1,023,340	100

Financial Services.    Operating revenues from direct title operations increased 25.1% for the current quarter when compared with the same period of the prior year. This increase was primarily due to an increase in the number of title orders closed by the Company’s direct operations and an increase in the average revenues per order closed. The Company’s direct operations closed 455,700 title orders during the current three month period, an increase of 16.0% when compared with 393,000 title orders closed during the same period of the prior year. This increase was primarily due to the high level of real estate activity. The average revenues per order closed were $1,063 for the three months ended March 31, 2003, an increase of 7.9% when compared with $985 for the three months ended March 31, 2002. This increase was primarily due to appreciating home values. Operating revenues from agency operations increased 25.8% for the current quarter when compared with the same period of the prior year. This increase was primarily due to the same factor affecting direct operations, as well as the timing of the reporting of agency remittances. Specialty insurance operating revenues increased 57.4% for the current quarter when compared with the same period of the prior year. This increase was primarily due to market share growth at the property and casualty insurance division and geographic expansion at the Company’s home warranty division. Trust and other services operating revenues decreased 11.2% for the current quarter when compared with the same period of the prior year. This decrease was primarily attributable to a reduction in fees earned do to the declining values of the investment portfolios managed by this segment.

Information Technology.    Operating revenues for the mortgage information, property information and credit information segments increased 28.7%, 49.3% and 18.0%, respectively, for the three months ended March 31, 2003, when compared with the same period of the prior year. These increases were primarily due to the high level of real estate activity, and for the property information segment, $12.2 million of operating revenues contributed by new acquisitions. Screening information operating revenues increased 39.4% for the three months ended March 31, 2003, when compared with the same period of the prior year. This increase was primarily attributable to $6.8 million of operating revenues contributed by new acquisitions.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $24.6 million for the three months ended March 31, 2003, an increase of $5.8 million, or 30.7%, when compared with the same period of the prior year. This increase primarily reflects increased earnings from affiliated companies, which are accounted for under the equity method of accounting, offset in part by lower yields on cash equivalents and the Company’s investment portfolio due to the current lower rate environment.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $12.5 million for the three months ended March 31, 2003, respectively, compared with $59,000 for the same period of the prior year. The current year quarter included a $13.1 million realized investment gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc.

TOTAL OPERATING EXPENSES

Financial Services.    Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $294.7 million for the three months ended March 31, 2003, an increase of $39.5 million, or 15.5%, when compared with the same period of the prior year. This increase was primarily attributable to labor costs associated with the processing and closing of increased order volumes (i.e., overtime, part time help and commissions) at the title insurance operations, where the Company experienced a 25.9% increase in total order volume for the three months ended March 31, 2003, when compared with the same period of the prior year. Salaries and other personnel costs as a percentage of operating revenues for the Financial Services group were 29.8% for the three months ended March 31, 2003, down from 32.5% for the same period of the prior year.

Agents retained $365.7 million, or 81.5% of title premiums generated by agency operations for the three months ended March 31, 2003, which compares with $284.3 million, or 79.7% for the same period of the prior year. The change in the percentage of title premiums retained by agents was due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $161.8 million for the three months ended March 31, 2003, an increase of $22.2 million, or 15.9% when compared with the same period of the prior year. This increase was primarily the result of incremental costs incurred to service the increase in business volume. Other operating expenses as a percentage of operating revenues for the Financial Services group were 16.4% for the three months ended March 31, 2003 down from 17.8% for the same period of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.0% for both the current quarter and the same period of the prior year. For the home warranty segment, the claims provision as a percentage of home warranty operating revenues was 44.2% for the current quarter, down from 47.5% for the same period of the prior year. This decrease was due to the elimination of higher-cost contractors. In the property and casualty insurance segment, the provision for losses as a percentage of property and casualty insurance operating revenues was 78.9% for the current quarter, up from 57.2% for the same quarter of the prior year. This increase was due to high claims activity experienced during the current quarter resulting primarily from insured property damaged in Southern California as a result of extraordinarily high winds experienced during the beginning of the quarter.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $10.5 million and $7.2 million for the three months ended March 31, 2003 and 2002, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues ranged from 0.9% to 1.1%. This slight variation was primarily due to the composition and geographical mix of the operating revenues (i.e., tax rates and bases vary from state to state).

Information Technology.    Information technology personnel and other operating expenses were $224.6 million for the three months ended March 31, 2003, an increase of $46.6 million, or 26.2%, when compared with the same period of the prior year. Excluding acquisitions, the increase was $34.1 million, or 19.1%. This increase was primarily due to costs incurred to service the increase in business volume, costs incurred to integrate new acquisitions and increased technology costs. Personnel and other operating expenses as a percentage of operating revenues for the Information Technology group were 71.2% for the three months ended March 31, 2003, down from 74.5% for the same period of the prior year.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments.

	Three Months Ended March 31
	($000)
	2003	%	2002	%
Financial Services:
Title Insurance	$86,766	46	$39,652	37
Specialty Insurance	5,839	3	5,682	5
Trust and Other Services	2,441	1	4,225	4

	95,046	50	49,559	46

Information Technology:
Mortgage Information	45,797	24	31,505	30
Property Information	23,443	12	11,645	11
Credit Information	26,607	14	12,653	12
Screening Information	515	0	782	1

	96,362	50	56,585	54

Total before corporate expenses	191,408	100	106,144	100

Corporate expenses	(27,915)		(17,585)

Total	$163,493		$88,559

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage and property information segments, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses totaled $27.9 million for the current quarter, an increase of $10.3 million when compared with the same period of the prior year. This increase was primarily due to a $1.7 million increase in technology costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 39.0% for the three months ended March 31 2003, and 41.3% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company’s minority interest is attributable to a limited liability company subsidiary that, for tax purposes, is treated as a partnership; and accordingly, no income taxes have been provided.

MINORITY INTERESTS

Minority interest expense was $19.9 million for the three months ended March 31, 2003, an increase of $6.4 million when compared with the same period of the prior year. This increase was primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three months ended March 31, 2003, was $87.6 million, or $1.05 per diluted share. Net income for the three months ended March 31, 2002, was $44.1 million, or $0.57 per diluted share. The current year quarter included a realized pretax gain on the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc. of $13.1 million, $8.0 million on an after-tax basis, or $0.09 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $42.0 million and decreased $13.3 million for the three months ended March 31, 2003 and 2002, respectively. The increase for the current period was due primarily to cash provided by operating activities, offset in part by capital expenditures, cash paid for company acquisitions, payments to minority shareholders and cash dividends. The decrease for the prior-year period was primarily due to purchases of debt and equity securities, capital expenditures, cash paid for company acquisitions, payments to minority shareholders and cash dividends, offset in part by cash provided by operating activities.

Notes and contracts payable as a percentage of total capitalization decreased to 19.7% at March 31, 2003 from 20.7% at December 31, 2002. This decrease was primarily due to an increase in equity due primarily to the net income for the current period.

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

There have been no material changes in the Company’s risk since filing its Form 10K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

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

(10)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan
(99)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
(99)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

During the quarterly period covered by this report, the Company filed a report on Form 8-K dated February 12, 2003 (reporting on fourth quarter and full year 2002 earnings). Subsequent to such quarterly period, the Company filed a report on Form 8-K dated April 23, 2003 (reporting on first quarter 2003 earnings).

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

Date:  May 15, 2003

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

Date:  May 15, 2003

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 1ad-14) for the registrant and we have:

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

Date:  May 15, 2003

/s/ THOMAS A. KLEMENS
Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page
(10)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan.

(99)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.