Form 10-Q
period 2003-06-30
FIRST AMERICAN CORP
filed 2003-08-14
CIK 36047

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.$1 par value - 77,589,939 as of August 11, 2003

INFORMATION INCLUDED IN REPORT

Part I:      Financial Information
Item 1:     Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
(in thousands, except percentage and share data)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Cash and cash equivalents	$1,053,818	$900,863

Accounts and accrued income receivable, net	395,029	299,040

Investments:
Deposits with savings and loan associations and banks	40,901	38,328
Debt securities	339,883	309,864
Equity securities	42,447	36,931
Other long-term investments	235,715	142,392

	658,946	527,515

Loans receivable, net	107,657	108,162

Property and equipment, at cost:
Land	43,468	43,185
Buildings	185,017	183,045
Furniture and equipment	281,163	270,004
Capitalized software	315,249	284,537

	824,897	780,771
Less- accumulated depreciation and amortization	(381,971)	(347,695)

	442,926	433,076

Title plants and other indexes	388,619	375,401

Deferred income taxes	18,901	20,951

Goodwill, net	645,849	563,991

Other assets	230,145	169,046

	$3,941,890	$3,398,045

Liabilities and Stockholders’ Equity
Demand deposits	$83,162	$84,473

Accounts payable and accrued liabilities	624,390	539,069

Deferred revenue	405,873	358,747

Reserve for known and incurred but not reported claims	379,207	360,305

Income taxes payable	59,378	1,518

Notes and contracts payable	425,650	425,705

Minority interests in consolidated subsidiaries	221,558	163,639

Commitments and contingencies
Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000 8.5% deferrable interest subordinated notes due 2012	100,000	100,000

Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500,000 shares; outstanding - none
Common stock, $1 par value Authorized - 180,000,000 shares
Outstanding - 77,469,000 and 73,636,000 shares	77,469	73,636
Additional paid-in capital	432,552	359,644
Retained earnings	1,187,524	987,768
Accumulated other comprehensive loss	(54,873)	(56,459)

	1,642,672	1,364,589

	$3,941,890	$3,398,045

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share amounts)

	For the Three Months Ended June 30		For the Six Months Ended June 30

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues
Operating revenues	$1,513,554	$1,084,581	$2,818,417	$2,107,921
Investment and other income	27,790	19,576	52,357	38,379
Net realized investment gains (losses)	1,587	(12,627)	14,132	(12,568)

	1,542,931	1,091,530	2,884,906	2,133,732

Expenses
Salaries and other personnel costs	439,769	363,918	846,986	709,243
Premiums retained by agents	408,784	308,839	774,493	593,133
Other operating expenses	327,804	243,829	621,191	481,187
Provision for policy losses and other claims	79,403	52,697	146,642	99,796
Depreciation and amortization	26,555	25,084	52,570	49,232
Premium taxes	12,010	8,393	22,466	15,592
Interest	8,853	8,716	17,312	16,936

	1,303,178	1,011,476	2,481,660	1,965,119

Income before income taxes and minority interests	239,753	80,054	403,246	168,613
Income taxes	83,100	26,300	139,100	57,300

Income before minority interests	156,653	53,754	264,146	111,313
Minority interests	29,177	13,633	49,090	27,117

Net income	127,476	40,121	215,056	84,196

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	3,653	(4,475)	3,220	(5,010)
Minimum pension liability adjustment	(1,950)	(100)	(5,050)	(2,375)

	1,703	(4,575)	(1,830)	(7,385)

Comprehensive income	$129,179	$35,546	$213,226	$76,811

Net income per share (Note 2):
Basic	$1.67	$0.56	$2.86	$1.19

Diluted	$1.47	$0.51	$2.53	$1.07

Cash dividends per share	$.10	$.08	$.20	$.15

Weighted average number of shares (Note 2):
Basic	76,420	71,454	75,289	70,725

Diluted	87,915	82,672	86,506	81,829

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	June 30
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$215,056	$84,196
Adjustments to reconcile net income to cash
provided by operating activities—
Provision for policy losses and other claims	146,642	99,796
Depreciation and amortization	52,570	49,232
Minority interests in net income	49,090	27,117
Net investment (gains) losses	(14,132)	12,568
Other, net	(30,047)	(15,590)
Changes in assets and liabilities excluding effects of
company acquisitions and noncash transactions—
Claims paid, net of recoveries	(131,031)	(94,645)
Net change in income tax accounts	56,154	3,881
Increase in accounts and accrued income receivable	(93,124)	(21,194)
Increase in accounts payable and accrued liabilities	85,654	29,001
Increase in deferred revenue	47,011	30,694
Other, net	(21,631)	(9,116)

Cash provided by operating activities	362,212	195,940

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(74,974)	(23,852)
Net increase in deposits with banks	(2,296)	(13,127)
Net decrease (increase) in loans receivable	505	(2,480)
Purchases of debt and equity securities	(128,660)	(154,600)
Proceeds from sales of debt and equity securities	69,711	39,571
Proceeds from maturities of debt securities	30,866	77,658
Net decrease in other investments	2,702	7,188
Capital expenditures	(50,900)	(46,984)
Purchases of capitalized data	(9,771)	(8,280)
Proceeds from sale of property and equipment	649	1,757

Cash used for investing activities	(162,168)	(123,149)

Cash flows from financing activities:
Net change in demand deposits	(1,311)	(3,580)
Proceeds from issuance of debt	7,748	4,479
Repayment of debt	(21,635)	(12,324)
Proceeds from exercise of stock options	13,526	6,372
Proceeds from the issuance of stock to employee benefit plans	3,159	2,002
Distributions to minority shareholders	(33,614)	(18,389)
Cash dividends	(14,962)	(11,430)

Cash used for financing activities	(47,089)	(32,870)

Net increase in cash and cash equivalents	152,955	39,921
Cash and cash equivalents — Beginning of year	900,863	645,240

— End of first half	$1,053,818	$685,161

Supplemental information:
Cash paid during the first half for:
Interest	$17,152	$16,456
Premium taxes	$27,250	$15,674
Income taxes	$86,491	$52,395
Noncash investing and financing activities:
Shares issued for employee benefit plans	$42,376	$17,491
Liabilities incurred in connection with company acquisitions	$61,009	$28,728
Company acquisitions in exchange for common stock	$17,680	$26,380
See notes to condensed consolidated financial statements. 5

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year.  All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 – Earnings Per Share

	For the Three Months Ended June 30		For the Six Months Ended June 30

(in thousands, except per share amounts)	2003	2002	2003	2002

Numerator:
Net Income-numerator for basic net income per share	$127,476	$40,121	$215,056	$84,196
Effect of dilutive securities
Add: Convertible debt - interest expense (net of tax)	1,711	1,761	3,434	3,534

Net Income–numerator for dilutive net income per share	$129,187	$41,882	$218,490	$87,730

Denominator:
Weighted average shares-denominator For basic net income per share	76,420	71,454	75,289	70,725
Effect of dilutive securities:
Employee stock options	3,089	2,662	2,792	2,529
Convertible debt	8,406	8,556	8,425	8,575

Denominator for diluted net income per share	87,915	82,672	86,506	81,829

Basic net income per share	$1.67	$0.56	$2.86	$1.19

Diluted net income per share	$1.47	$0.51	$2.53	$1.07

Antidilutive stock options	304	3,504	1,844	3,651

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

	For the Three Months Ended June 30		For the Six Months Ended June 30

(in thousands, except per share amounts)	2003	2002	2003	2002

Net Income:
As reported	$127,476	$40,121	$215,056	$84,196
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,839)	(539)	(2,956)	(1,772)

Pro forma	$125,637	$39,582	$212,100	$82,424

Net income per share:
As reported:
Basic	$1.67	$0.56	$2.86	$1.19
Diluted	$1.47	$0.51	$2.53	$1.07
Pro forma:
Basic	$1.64	$0.55	$2.82	$1.16
Diluted	$1.45	$0.50	$2.49	$1.05

Note  4 – Business Combinations

On June 5, 2003, the Company formed First Advantage Corporation, which was created through the merger of First American Corporation’s screening information businesses with the operations of US SEARCH.com Inc.   Under the terms of the agreement, the former stockholders of US SEARCH received 0.04 of a Class A common share of First Advantage for each share of US SEARCH owned prior to the merger.  The former stockholders of US SEARCH hold approximately 20 percent of the total shares of First Advantage.  The First American Corporation received Class B common stock, entitling 10 votes for each share, representing approximately 80 percent of the total shares of First Advantage.  As a result of this acquisition, the Company recorded approximately $3.0 million of intangible assets with definite lives and $53.8 million of goodwill.  The new public company trades Class A common stock as “FADV” on the NASDAQ National Market System.

In addition to the acquisition discussed above, the Company acquired 17 companies during the six months ended June 30, 2003.  These acquisitions were not material individually or in the aggregate.  Of these acquisitions, 15 have been included in the Company’s title insurance segment and two are in the Company’s property information segment.  The aggregate purchase price was $78.5 million in cash, $16.2 million in notes payable and .7 million shares, valued at $17.7 million, of the Company’s common stock.   The purchase price for each was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis.  As a result of these acquisitions, the Company recorded approximately $10.9 million of intangible assets with definite lives and $38.9 million of goodwill.

Note 5 – Segment Information

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

For the three months ended June 30, 2003:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$1,100,929	$140,035	$9,271	$12,908
Specialty Insurance	54,062	8,241	491	596
Trust and Other Services	10,257	3,002	214	16

	1,165,248	151,278	9,976	13,520

Information Technology
Mortgage Information	160,937	62,653	3,727	5,371
Property Information	105,156	32,390	5,497	1,875
Credit Information	71,781	17,971	2,865	3,257
Screening Information	37,374	3,218	1,785	1,253

	375,248	116,232	13,874	11,756

	1,540,496	267,510	23,850	25,276

Corporate	2,435	(27,757)	2,705	3,692

	$1,542,931	$239,753	$26,555	$28,968

For the three months ended June 30, 2002:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$808,094	$50,110	$11,341	$16,557
Specialty Insurance	36,119	6,159	653	530
Trust and Other Services	11,650	4,587	272	53

	855,863	60,856	12,266	17,140

Information Technology
Mortgage Information	109,497	29,551	2,244	2,566
Property Information	62,283	15,021	4,638	2,995
Credit Information	52,122	7,231	3,097	1,969
Screening Information	24,700	1,966	726	756

	248,602	53,769	10,705	8,286

	1,104,465	114,625	22,971	25,426

Corporate	(12,935)	(34,571)	2,113	896

	$1,091,530	$80,054	$25,084	$26,322

For the six months ended June 30, 2003:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$2,045,320	$226,801	$18,583	$22,519
Specialty Insurance	102,646	14,080	913	800
Trust and Other Services	20,108	5,443	443	24

	2,168,074	246,324	19,939	23,343

Information Technology
Mortgage Information	302,814	108,450	7,522	7,927
Property Information	192,597	55,833	10,979	4,916
Credit Information	149,827	44,578	6,010	4,500
Screening Information	68,992	3,733	3,570	2,757

	714,230	212,594	28,081	20,100

	2,882,304	458,918	48,020	43,443

Corporate	2,602	(55,672)	4,550	7,457

	$2,884,906	$403,246	$52,570	$50,900

For the six months ended June 30, 2002:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures

Financial Services
Title Insurance and Services	$1,559,235	$89,762	$23,142	$26,001
Specialty Insurance	67,686	11,841	946	1,039
Trust and Other Services	22,786	8,812	563	66

	1,649,707	110,415	24,651	27,106

Information Technology
Mortgage Information	219,049	61,057	4,380	4,398
Property Information	120,756	26,665	9,012	5,770
Credit Information	108,754	19,884	5,906	5,168
Screening Information	47,454	2,748	1,284	1,675

	496,013	110,354	20,582	17,011

	2,145,720	220,769	45,233	44,117

Corporate	(11,988)	(52,156)	3,999	2,867

	$2,133,732	$168,613	$49,232	$46,984

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

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the six months ended June 30, 2003, is as follows (in thousands):

	Balance as of December 31, 2002	Acquired (Disposed of) During the Period	Impairment Losses	Balance as of June 30, 2003

Financial Services
Title Insurance and Services	$149,013	$2,809	$—	$151,822
Specialty Insurances	19,794	—	—	19,794
Trust and Other Services	—	—	—	—

Information Technology
Mortgage Information	72,423	—	—	72,423
Property Information	124,678	23,009	—	147,687
Credit Information	86,900	(10,562)	—	76,338
Screening Information	111,183	66,602	—	177,785

	$563,991	$81,858	$—	$645,849

The Company had $41.6 million of intangible assets included in “Other assets” at June 30, 2003, with definite lives ranging from three to seven years.  These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

Note 7 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement is effective for interim periods beginning after June 15, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.   The implementation of this statement will require the Company to reclassify its “Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% deferrable interest subordinated notes due 2012” as debt.  As a result of the change in classification, the Company’s debt-to-total capitalization ratio will be increased.  This change will not have any other impact on the Company’s financial condition or results of operations.

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

Additionally, pursuant to SFAS 142, the Company is required to perform an annual impairment test for goodwill and other intangible assets. This impairment test is performed utilizing a variety of valuation techniques, all which require management to make estimates and judgments, and include discounted cash flow analysis, market approach valuations and the use of third party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities.

OVERVIEW

Elevated levels of mortgage applications in the fourth quarter of 2002 produced strong order closings in the first quarter of 2003.  This contributed to a strong first quarter in the real estate-related segments of the Company’s Financial Services and Information Technology groups.  Mortgage applications reached record levels during the second quarter of 2003 and, coupled with operating efficiencies resulting from technology enhancements and related infrastructure cost-cutting initiatives, resulted in record-breaking quarterly results for the three months ended June 30, 2003.  Net income for the three months ended June 30, 2003, was $127.5 million, or $1.47 per diluted share, compared with net income of $40.1 million, or $0.51 per diluted share for the three months ended June 30, 2002.  Net income for the six months ended June 30, 2003, was  $215.1 million, or $2.53 per diluted share, compared with net income of $84.2 million, or $1.07 per diluted share for the six months ended June 30, 2002.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments (in thousands, except percentages).

	Three Months Ended June 30				Six Months Ended June 30

	2003	%	2002	%	2003	%	2002	%

Financial Services:
Title Insurance:
Direct operations	$581,965	38	$419,603	39	$1,066,273	38	$806,777	38
Agency operations	508,758	34	378,622	35	957,754	34	735,419	35

	1,090,723	72	798,225	74	2,024,027	72	1,542,196	73
Specialty Insurance	50,889	3	33,580	3	97,033	3	62,892	3
Trust and Other Services	10,202	1	11,538	1	20,107	1	22,694	1

	1,151,814	76	843,343	78	2,141,167	76	1,627,782	77

Information Technology:
Mortgage Information	157,256	10	108,530	10	296,364	11	216,660	10
Property Information	98,022	6	57,453	5	180,302	6	112,563	6
Credit Information	69,116	5	50,548	5	131,644	5	103,547	5
Screening Information	37,346	3	24,707	2	68,940	2	47,369	2

	361,740	24	241,238	22	677,250	24	480,139	23

Total Operating Revenues	$1,513,554	100	$1,084,581	100	$2,818,417	100	$2,107,921	100

Financial Services.  Operating revenues from direct title operations increased 38.7% and 32.2% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These increases were primarily due to an increase in the number of title orders closed by the Company’s direct operations.   The Company’s direct operations closed 533,100 and 988,800 title orders during the current three and six month periods, respectively, increases of 39.7% and 27.7% when compared with 381,500 and 774,500 closed during the same periods of the prior year.  These increases were primarily due to the factors mentioned above in the Overview section.  Operating revenues from agency operations increased 34.4% and 30.2% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These fluctuations were primarily due to the same factors affecting direct title operations as well as the timing of the reporting of agency remittances.   Specialty insurance operating revenues increased 51.5% and 54.3% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These increases were primarily due to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division.  Trust and other services operating revenues decreased 11.6% and 11.4% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These decreases were primarily attributable to a reduction in fees earned due to the declining values of the investment portfolios managed by this segment.

Information Technology.  Mortgage information operating revenues increased 44.9% and 36.8% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These increases were primarily due to market share gains and to the increase in real estate activity.  Property information operating revenues increased 70.6% and 60.2% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These increases were primarily attributable to market share gains, the increase in real estate activity, and $17.1 million and $29.3 million of operating revenues contributed by new acquisitions for the three and six months ended June 30, 2003, respectively.  Credit information operating revenues increased 36.7% and 27.1% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These increases were primarily due to an increase in the demand for mortgage credit information, as well as $2.7 million and $5.3 million of operating revenues contributed by new acquisitions for the three and six months ended June 30, 2003, respectively.  Screening information operating revenues increased 51.2% and 45.5% for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.  These increases were primarily attributable to $10.5 million and $17.3 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $27.8 million and $52.4 million for the three and six months ended June 30, 2003, respectively, representing increases of $8.2 million, or 42.0%, and $14.0 million, or 36.4%, when compared with the same periods of the prior year.  These increases resulted primarily from an increase in earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $1.6 million and $14.1 million for the three and six months ended June 30, 2003, respectively, compared with losses totaling $12.6 million for both the three and six months ended June 30, 2002.  The current six-month period included a $13.1 million realized investment gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc.   Included in the prior year periods were $13.6 million of investment losses resulting from the write-down of WorldCom bonds. The majority of the write-down related to the Company’s Capital Management Division, which manages funds for the benefit of the Company’s 1031 tax-deferred exchange customers.

TOTAL OPERATING EXPENSES

Financial Services.  Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $319.5 million and $614.2 million for the three and six months ended June 30, 2003, respectively, increases of $48.2 million, or 17.8%, and $87.7 million, or 16.7%, when compared with the same periods of the prior year. These increases were primarily attributable to incremental labor costs incurred to service the increase in business volume, particularly at the title insurance operations, where the Company experienced a 51.7% and 38.7% increase in total order volume for the three and six months ended June 30, 2003, when compared with the same periods of the prior year.  Offsetting in part the increase in personnel costs due to the increase in business volume were operational efficiencies in the title insurance segment which resulted from the Company’s FAST technology and related cost-cutting initiatives.  Salaries and other personnel costs as a percentage of operating revenues for the Financial Services group were 27.7% and 28.7% for the three and six months ended June 30, 2003, respectively, and 32.2% and 32.3% for the respective periods of the prior year.

Agents retained $408.8 million and $774.5 million of title premiums generated by agency operations for the three and six months ended June 30, 2003, respectively, which compares with $308.8 million and $593.1 million for the same periods of the prior year.  The percentage of title premiums retained by agents ranged from 80.3% to 81.6% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $187.8 million and $349.6 million for the three and six months ended June 30, 2003, respectively, increases of $45.5 million, or 32.0%, and $67.8 million, or 24.1%, when compared with the same periods of the prior year.  These increases were primarily the result of incremental costs incurred to service the increase in business volume.  Other operating expenses as a percentage of operating revenues for the Financial Services group were 16.3% for both the three and six months ended June 30, 2003, and 16.9% and 17.3% for the respective periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims.  For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.1% for the current six-month period and 4.0% for the same period of the prior year.  This increase in rate reflects marginal adverse claims development experience for certain prior policy years.  For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 45.8% for the current six-month period and 50.2% for the same period of the prior year.  This decrease in rate was primarily due to a reduction in the average cost per claim, which was primarily attributable to the elimination of higher-cost vendor contractors that were servicing claims in new geographic areas.  For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 73.7% for the current six-month period and 60.1% for the same period of the prior year.  This increase in rate was due to high claims activity experienced primarily during the first quarter of 2003 resulting from insured property damaged in Southern California as a result of extraordinarily high wind conditions.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $22.5 million and $15.6 million for the six months ended June 30, 2003 and 2002, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.1% for the current six-month period and 1.0% for the same period of the prior year.  The slight variation in rate was primarily due to the composition and geographical mix of the operating revenues (i.e., tax rates and bases vary from state to state).

Information Technology.  Information technology personnel and other operating expenses were $239.7 million and $464.3 million for the three and six months ended June 30, 2003, respectively, increases of $58.3 million, or 32.1%, and $104.9 million, or 29.2%, when compared with the same periods of the prior year.  Excluding acquisition activity, the increases were $38.4 million, or 21.2% for the current three-month period, and $72.5 million, or 20.2% for the current six-month period.  These increases were primarily due to costs incurred to service the increase in business volume, costs incurred to integrate new acquisitions and increased technology costs.  Personnel and other operating expenses as a percentage of operating revenues for the information technology group were 66.3% and 68.6% for the three and six months ended June 30, 2003, respectively, down from 75.2% and 74.9% for the same periods of the prior year.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands, except percentages).

	Three Months Ended June 30				Six Months Ended June 30

	2003	%	2002	%	2003	%	2002	%

Financial Services
Title Insurance and Services	$140,035	53	$50,110	44	$226,801	50	$89,762	41
Speciality Insurance	8,241	3	6,159	5	14,080	3	11,841	5
Trust and Other Services	3,002	1	4,587	4	5,443	1	8,812	4

	151,278	57	60,856	53	246,324	54	110,415	50

Information Technology
Mortgage Information	62,653	23	29,551	26	108,450	23	61,057	28
Property Information	32,390	12	15,021	13	55,833	12	26,665	12
Credit Information	17,971	7	7,231	6	44,578	10	19,884	9
Screening Information	3,218	1	1,966	2	3,733	1	2,748	1

	116,232	43	53,769	47	212,594	46	110,354	50

Total before corporate	267,510	100	114,625	100	458,918	100	220,769	100

Corporate	(27,757)		(34,571)		(55,672)		(52,156)

Total	$239,753		$80,054		$403,246		$168,613

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments.  The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions.  Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs.  As such, profit margins generally improve as revenues increase.  Revenues for the mortgage and property information segments, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds.  Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors.  Included in corporate expenses for the three and six months ended June 30, 2002, were the previously mentioned $13.6 million in investment losses resulting from the write down of WorldCom bonds.  Excluding these investment losses, corporate expenses increased $6.8 million and $17.1 million for the three and six months ended June 30, 2003, respectively, when compared with the same periods of the prior year.   These increases were primarily due to increased technology costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 39.3% for the six months ended June 30, 2003, and 40.5% for the same period of the prior year.  The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits.  A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership.  Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $29.2 million and $49.1 million for the three and six months ended June 30, 2003, respectively, increases of $15.5 million and $22.0 million when compared with the same periods of the prior year.  These increases were primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and six months ended June 30, 2003, was $127.5 million, or $1.47 per diluted share, and $215.1 million, or $2.53 per diluted share, respectively. Net income for the three and six months ended June 30, 2002, was $40.1 million, or $0.51 per diluted share, and $84.2 million, or $1.07 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $153.0 million and $39.9 million for the six months ended June 30, 2003 and 2002, respectively.  The increase for the current year period as well as for the prior year period was primarily due to cash generated by operating activities, offset in part by capital expenditures, purchases of debt and equity securities, the cash effect of company acquisitions, the repayment of debt, distributions to minority shareholders and cash dividends.

Notes and contracts payable (excluding the Company’s trust preferred securities) as a percentage of total capitalization decreased to 17.8% at June 30, 2003 from 20.7% at December 31, 2002.  This decrease was primarily due to net income for the six months ended June 30, 2003 and debt repayments. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement is effective for interim periods beginning after June 15, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of this statement will require the Company to reclassify its “Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% deferrable interest subordinated notes due 2012” as debt. As a result of the change in classification, the Company’s debt-to-total capitalization ratio would have been 22.0% and 25.6% at June 30, 2003 and December 31, 2002, respectively.

Management believes that all of its anticipated operating cash requirements for the immediate future will be met from internally generated funds.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10K for the year ended December 31, 2002.

Item 4 – Controls and Procedures

Based upon an evaluation by the Company’s President and Chief Financial Officer within 90 days prior to the filing date of the Quarterly report on Form 10-Q, they have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under such Act.  Subsequent to the date of the evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II:	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of shareholders (the “Meeting”) of The First American Corporation (the “Company”) was held on Thursday, May 8, 2003.

(b)

The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee.  Each of the persons named was nominated by management of the Company and all such nominees were elected.

Name of Nominee	Votes For	Votes Withheld

Gary J. Beban	61,616,998	5,490,800
J. David Chatham	61,440,670	5,667,128
William G. Davis	61,579,509	5,528,289
James L. Doti	61,347,384	5,760,414
Lewis W. Douglas, Jr.	61,535,536	5,572,262
Paul B. Fay, Jr.	61,446,497	5,661,301
D. P. Kennedy	62,410,095	4,697,703
Parker S. Kennedy	62,453,608	4,654,190
Frank O’Bryan	62,194,502	4,913,296
Roslyn B. Payne	62,456,794	4,651,004
D. Van Skilling	66,545,637	562,161
Herbert B. Tasker	53,673,315	13,434,483
Virginia Ueberroth	53,758,306	13,349,492

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

	(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

	(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

During the quarterly period covered by this report, the Company did not file any reports on Form 8-K. Subsequent to such quarterly period, the Company furnished a report on Form 8-K dated July 23, 2003 (reporting on second quarter 2003 earnings).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION

(Registrant)

/s/ THOMAS A. KLEMENS

Thomas A. Klemens Executive Vice President Chief Financial Officer

/s/ MAX O. VALDES

Max O. Valdes Vice President Chief Accounting Officer

Date:     August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.