Form 10-Q/A
period 2003-06-30
FIRST AMERICAN CORP
filed 2003-08-14
CIK 36047

FORM 10-Q/A

AMENDMENT NO. 1 TO

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

Part I:      Financial Information
Item 1:     Financial Statements

THE FIRST AMERICAN CORPORATION
AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets
(in thousands, except percentage and share data)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Cash and cash equivalents	$1,053,818	$900,863

Accounts and accrued income receivable, net	395,029	299,040

Investments:
Deposits with savings and loan associations and banks	40,901	38,328
Debt securities	339,883	309,864
Equity securities	42,447	36,931
Other long-term investments	235,715	142,392

	658,946	527,515

Loans receivable, net	107,657	108,162

Property and equipment, at cost:
Land	43,468	43,185
Buildings	185,017	183,045
Furniture and equipment	281,163	270,004
Capitalized software	315,249	284,537

	824,897	780,771
Less- accumulated depreciation and amortization	(381,971)	(347,695)

	442,926	433,076

Title plants and other indexes	388,619	375,401

Deferred income taxes	18,901	20,951

Goodwill, net	645,849	563,991

Other assets	230,145	169,046

	$3,941,890	$3,398,045

Liabilities and Stockholders’ Equity
Demand deposits	$83,162	$84,473

Accounts payable and accrued liabilities	627,806	539,069

Deferred revenue	405,873	358,747

Reserve for known and incurred but not reported claims	379,207	360,305

Income taxes payable	59,378	1,518

Notes and contracts payable	425,650	425,705

Minority interests in consolidated subsidiaries	221,558	163,639

Commitments and contingencies
Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000 8.5% deferrable interest subordinated notes due 2012	100,000	100,000

Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500,000 shares; outstanding - none
Common stock, $1 par value Authorized - 180,000,000 shares
Outstanding - 77,469,000 and 73,636,000 shares	77,469	73,636
Additional paid-in capital	432,552	359,644
Retained earnings	1,187,524	987,768
Accumulated other comprehensive loss	(58,289)	(56,459)

	1,639,256	1,364,589

	$3,941,890	$3,398,045

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

Explanatory Note:

This amendment no. 1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 is being filed for the purpose of amending the comprehensive loss and accrued liabilities on the Company’s June 30, 2003 balance sheet.  The impact of the change was to reduce equity by $3.4 million and increase accrued liabilities by a corresponding amount and relates to the comprehensive loss related to the Company’s pension plan.  There is no further impact on the Company’s financial condition or results of operations.