Form 10-Q
period 2003-09-30
FIRST AMERICAN CORP
filed 2003-11-14
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

_____________________________________________________

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

$1 par value - 78,233,349 as of November 7, 2003

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except percentage and share data)

	September 30, 2003	December 31, 2002
	($000)	($000)
	(unaudited)
Assets
Cash and cash equivalents	$1,255,870	$900,863

Accounts and accrued income receivable, net	385,103	299,040

Investments:
Deposits with savings and loan associations and banks	55,681	38,328
Debt securities	377,172	309,864
Equity securities	44,611	36,931
Other long-term investments	211,835	142,392

	689,299	527,515

Loans receivable, net	105,726	108,162

Property and equipment, at cost:
Land	43,291	43,185
Buildings	191,954	183,045
Furniture and equipment	290,578	270,004
Capitalized software	329,267	284,537

	855,090	780,771
Less - accumulated depreciation and amortization	(396,698)	(347,695)

	458,392	433,076

Title plants and other indexes	394,794	375,401

Deferred income taxes	46,672	20,951

Goodwill, net	714,993	563,991

Other assets	233,285	169,046

	$4,284,134	$3,398,045

Liabilities and Stockholders’ Equity
Demand deposits	$74,266	$84,473

Accounts payable and accrued liabilities	692,232	539,069

Deferred revenue	452,522	358,747

Reserve for known and incurred but not reported claims	404,478	360,305

Income taxes payable	73,584	1,518

Notes and contracts payable	459,387	425,705

Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000 8.5% deferrable interest subordinated notes due 2012	100,000	100,000

Minority interests in consolidated subsidiaries	251,530	163,639

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500,000 shares; outstanding - none
Common stock, $1 par value Authorized - 180,000,000 shares Outstanding - 77,843,000 and 73,636,000 shares	77,843	73,636
Additional paid-in capital	439,947	359,644
Retained earnings	1,317,647	987,768
Accumulated other comprehensive loss	(59,302)	(56,459)

	1,776,135	1,364,589

	$4,284,134	$3,398,045

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues
Operating revenues	$1,681,446	$1,179,116	$4,499,863	$3,287,037
Investment and other income	29,535	22,858	81,892	61,237
Net realized investment gains (losses)	5,761	(5,888)	19,893	(18,456)

	1,716,742	1,196,086	4,601,648	3,329,818

Expenses
Salaries and other personnel costs	490,152	381,074	1,337,138	1,090,317
Premiums retained by agents	477,504	322,148	1,251,997	915,281
Other operating expenses	348,528	264,458	969,719	745,645
Provision for policy losses and other claims	89,464	58,215	236,106	158,011
Depreciation and amortization	27,134	23,662	79,704	72,894
Premium taxes	14,348	8,889	36,814	24,481
Interest	8,853	8,618	26,165	25,554

	1,455,983	1,067,064	3,937,643	3,032,183

Income before income taxes and minority interests	260,759	129,022	664,005	297,635
Income taxes	92,100	42,800	231,200	100,100

Income before minority interests	168,659	86,222	432,805	197,535
Minority interests	26,812	18,863	75,902	45,980

Net income	$141,847	$67,359	$356,903	$151,555

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	992	(313)	4,212	(5,323)
Minimum pension liability adjustment	(2,005)	(875)	(7,055)	(3,250)

	(1,013)	(1,188)	(2,843)	(8,573)

Comprehensive income	$140,834	$66,171	$354,060	$142,982

Net income per share (Note 2):
Basic	$1.83	$0.94	$4.69	$2.13

Diluted	$1.62	$0.84	$4.15	$1.91

Cash dividends per share	$.10	$.08	$.30	$.23

Weighted average number of shares (Note 2):
Basic	77,660	71,827	76,080	71,092

Diluted	88,395	82,679	87,155	82,112

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$356,903	$151,555
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	236,106	158,011
Depreciation and amortization	79,704	72,894
Minority interests in net income	75,902	45,980
Net investment (gains) losses	(19,893)	18,456
Other, net	(47,724)	(28,475)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(196,499)	(141,968)
Net change in income tax accounts	50,768	(2,776)
Increase in accounts and accrued income receivable	(74,128)	(42,862)
Increase in accounts payable and accrued liabilities	134,558	73,074
Increase in deferred revenue	93,600	50,366
Other, net	(30,072)	(23,737)

Cash provided by operating activities	659,225	330,518

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(111,540)	(31,767)
Net increase in deposits with banks	(16,856)	(13,132)
Net decrease (increase) in loans receivable	2,436	(4,768)
Purchases of debt and equity securities	(242,885)	(250,568)
Proceeds from sales of debt and equity securities	138,099	60,811
Proceeds from maturities of debt securities	41,466	111,388
Net decrease in other investments	45,468	15,913
Capital expenditures	(81,387)	(70,997)
Purchases of capitalized data	(14,794)	(13,472)
Proceeds from sale of property and equipment	3,067	2,934

Cash used for investing activities	(236,926)	(193,658)

Cash flows from financing activities:
Net change in demand deposits	(10,207)	(3,149)
Proceeds from issuance of debt	19,398	6,543
Repayment of debt	(38,342)	(19,096)
Proceeds from exercise of stock options	14,978	7,521
Proceeds from the issuance of stock to employee benefit plans	4,676	3,113
Distributions to minority shareholders	(35,467)	(24,063)
Cash dividends	(22,328)	(17,205)

Cash used for financing activities	(67,292)	(46,336)

Net increase in cash and cash equivalents	355,007	90,524
Cash and cash equivalents - Beginning of year	900,863	645,240

- End of third quarter	$1,255,870	$735,764

Supplemental information:
Cash paid during the first nine months for:
Interest	$23,327	$18,641
Premium taxes	$37,477	$24,563
Income taxes	$183,909	$101,992
Noncash investing and financing activities:
Shares issued for employee benefit plans	$42,376	$17,491
Liabilities incurred in connection with company acquisitions	$109,490	$46,927
Company acquisitions in exchange for common stock	$22,480	$34,880

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

Note 2 – Earnings Per Share

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands, except per share amounts)	2003	2002	2003	2002
Numerator:
Net Income-numerator for basic net income per share	$141,847	$67,359	$356,903	$151,555
Effect of dilutive securities
Add: Convertible debt – interest expense (net of tax)	1,700	1,748	5,134	5,282

Net Income–numerator for dilutive net income per share	$143,547	$69,107	$362,037	$156,837

Denominator:
Weighted average shares-denominator For basic net income per share	77,660	71,827	76,080	71,092

Effect of dilutive securities:
Employee stock options	2,365	2,333	2,650	2,464
Convertible debt	8,370	8,519	8,425	8,556

Denominator for diluted net income per share	88,395	82,679	87,155	82,112

Basic net income per share	$1.83	$0.94	$4.69	$2.13

Diluted net income per share	$1.62	$0.84	$4.15	$1.91

Antidilutive stock options	320	2,549	1,346	3,624

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands, except per share amounts)	2003	2002	2003	2002
Net Income:
As reported	$141,847	$67,359	$356,903	$151,555
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,960)	(1,418)	(4,916)	(3,190)

Pro forma	$139,887	$65,941	$351,987	$148,365

Net income per share:
As reported:
Basic	$1.83	$0.94	$4.69	$2.13
Diluted	$1.62	$0.84	$4.15	$1.91

Pro forma:
Basic	$1.80	$0.92	$4.63	$2.09
Diluted	$1.60	$0.82	$4.10	$1.87

Note 4 – Business Combinations

On June 5, 2003, the Company formed First Advantage Corporation, which was created through the merger of First American Corporation’s screening information businesses with the operations of US SEARCH.com Inc. Under the terms of the agreement, the former stockholders of US SEARCH received 0.04 of a Class A common share of First Advantage for each share of US SEARCH owned prior to the merger. The former stockholders of US SEARCH hold approximately 20 percent of the total shares of First Advantage. The First American Corporation received Class B common stock, entitling 10 votes for each share, representing approximately 80 percent of the total shares of First Advantage. Approximately $3.0 million of intangible assets with definite lives and $54.4 million of goodwill was recorded by First Advantage as part of this transaction. The new public company trades Class A common stock as “FADV” on the NASDAQ National Market System.

First Advantage Corporation completed 5 acquisitions during the current year. The aggregate purchase price of these acquisition was $8.5 million in cash, $9.2 million in notes payable and .7 million shares, valued at $13.0 million of First Advantage’s Class A common stock. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of these acquisitions, First Advantage recorded approximately $4.1 million of intangible assets with definite lives and $25.5 million of goodwill. In accounting for the First Advantage shares issued in these acquisitions, the Company, whose ownership interest was reduced to approximately 77 percent, recorded a pretax gain of $1.6 million.

In addition to the acquisitions discussed above, the Company acquired 26 companies during the nine months ended September 30, 2003. These acquisitions were not material individually or in the aggregate. Of these acquisitions, 23 have been included in the Company’s title insurance segment and three are in the Company’s property information segment. The aggregate purchase price was $91.9 million in cash, $31.8 million in notes payable and .9 million shares, valued at $22.5 million, of the Company’s common stock. The purchase price for each was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of these acquisitions, the Company has preliminarily recorded approximately $11.4 million of intangible assets with definite lives and $70.5 million of goodwill. The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts.

Note 5 – Segment Information

In order to report financial results in a manner consistent with the reporting responsibilities of the Company’s management, the Company established seven reporting segments that fall within two primary business groups, Financial Services and Information Technology. The Financial Services Group includes Title Insurance and Services, Specialty Insurance and Trust and Other Services. The Information Technology Group includes Mortgage Information, Property Information, Credit Information and Screening Information.

For the three months ended September 30, 2003:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$1,262,666	$167,478	$9,357	$12,862
Specialty Insurance	58,524	8,741	505	261
Trust and Other Services	10,529	2,960	190	121

	1,331,719	179,179	10,052	13,244

Information Technology
Mortgage Information	166,624	64,733	3,464	3,140
Property Information	105,001	26,976	6,075	10,720
Credit Information	64,354	14,987	2,787	72
Screening Information	47,644	2,525	2,395	1,890

	383,623	109,221	14,721	15,822

	1,715,342	288,400	24,773	29,066

Corporate	1,400	(27,641)	2,361	1,421

	$1,716,742	$260,759	$27,134	$30,487

For the three months ended September 30, 2002:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$868,298	$80,026	$10,218	$11,296
Specialty Insurance	40,156	6,014	496	565
Trust and Other Services	9,635	2,443	259	143

	918,089	88,483	10,973	12,004

Information Technology
Mortgage Information	120,759	39,188	2,666	2,645
Property Information	76,058	21,405	5,262	2,757
Credit Information	56,213	10,943	2,178	2,614
Screening Information	26,786	1,120	679	1,148

	279,816	72,656	10,785	9,164

	1,197,905	161,139	21,758	21,168

Corporate	(1,819)	(32,117)	1,904	2,845

	$1,196,086	$129,022	$23,662	$24,013

For the nine months ended September 30, 2003:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$3,307,986	$394,279	$27,940	$35,381
Specialty Insurance	161,170	22,821	1,417	1,061
Trust and Other Services	30,637	8,403	634	145

	3,499,793	425,503	29,991	36,587

Information Technology
Mortgage Information	469,437	173,183	10,986	11,067
Property Information	297,599	82,809	17,054	15,636
Credit Information	214,181	59,565	8,797	4,572
Screening Information	116,636	6,258	5,965	4,647

	1,097,853	321,815	42,802	35,922

	4,597,646	747,318	72,793	72,509

Corporate	4,002	(83,313)	6,911	8,878

	$4,601,648	$664,005	$79,704	$81,387

For the nine months ended September 30, 2002:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services
Title Insurance and Services	$2,427,531	$169,788	$33,361	$37,297
Specialty Insurance	107,843	17,855	1,442	1,604
Trust and Other Services	32,421	11,255	821	209

	2,567,795	198,898	35,624	39,110

Information Technology
Mortgage Information	339,808	100,245	7,047	7,043
Property Information	196,814	48,070	14,274	8,527
Credit Information	164,968	30,827	8,083	7,782
Screening Information	74,240	3,868	1,963	2,823

	775,830	183,010	31,367	26,175

	3,343,625	381,908	66,991	65,285

Corporate	(13,807)	(84,273)	5,903	5,712

	$3,329,818	$297,635	$72,894	$70,997

Note 6 – Goodwill and Other Intangible Assets

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the nine months ended September 30, 2003, is as follows (in thousands):

	Balance as of December 31, 2002	Acquired (Disposed of) During the Period	Impairment Losses	Balance as of September 30, 2003
Financial Services
Title Insurance and Services	$149,013	$47,394	$—	$196,407
Specialty Insurances	19,794	—	—	19,794
Trust and Other Services	—	—	—	—
Information Technology
Mortgage Information	72,423	297	—	72,720
Property Information	124,678	24,583	—	149,261
Credit Information	86,900	(10,562)	—	76,338
Screening Information	111,183	89,290	—	200,473

	$563,991	$151,002	$—	$714,993

The Company had $44.9 million of intangible assets included in “Other assets” at September 30, 2003, with definite lives ranging from three to seven years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

Note 7 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity. This statement is effective for interim periods beginning after June 15, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of this statement required the Company to reclassify its “Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% deferrable interest subordinated notes due 2012” as debt. As a result of the change in classification, the Company’s debt-to-total capitalization ratio was increased. This change has not had any other impact on the Company’s financial condition or results of operations.

Note 8 – Subsequent Events

On October 1, 2003, the Company completed the previously announced acquisition of the real estate tax service and flood hazard certification businesses of Transamerica Finance Corporation for a net cash purchase price of $375 million. The Company will combine the new companies with its existing tax service and flood certification businesses, which are included in the Company’s mortgage information and services segment.

The Company is in the process of analyzing the fair value of the assets acquired and liabilities assumed utilizing a variety of valuation techniques including third party valuation advisors. This process should be substantially completed by the end of 2003 and is expected to result in the Company recording goodwill and other intangible assets of approximately $400 million.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The purpose of FIN 46 is to establish guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the FIN 46 provisions until periods that end after December 15, 2003. The adoption of FIN 46 will have not have a material impact on the Company’s financial condition or results of operations.

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

OVERVIEW

Record-setting levels of mortgage applications in the second quarter of 2003 produced record-breaking order closings for the Company in the third quarter of 2003. This, coupled with operating efficiencies resulting from technology enhancements and related infrastructure cost-cutting initiatives, as well as other expense reductions in reaction to the slowdown in new refinance transactions, resulted in record-breaking quarterly results for the Company for the three months ended September 30, 2003. Mortgage application levels remained seasonally strong in the third quarter of 2003, although down from the record levels of the second quarter of 2003. The decrease from the second quarter was due to a slowdown in refinance transactions as a result of increasing mortgage interest rates. The Company began to reduce expenses in the third quarter of 2003 in reaction to the slowdown in refinance transactions and will continue to monitor expenses and personnel in relation to new incoming orders. Net income for the three months ended September 30, 2003, was $141.8 million, or $1.62 per diluted share, compared with net income of $67.4 million, or $0.84 per diluted share for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003, was $356.9 million, or $4.15 per diluted share, compared with net income of $151.6 million, or $1.91 per diluted share for the nine months ended September 30, 2002.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments (in thousands, except percentages).

	Three Months Ended September 30				Nine Months Ended September 30
	2003	%	2002	%	2003	%	2002	%
Financial Services:
Title Insurance:
Direct operations	$654,861	39	$464,893	40	$1,721,134	38	$1,271,670	39
Agency operations	589,632	35	393,034	33	1,547,386	35	1,128,453	34

	1,244,493	74	857,927	73	3,268,520	73	2,400,123	73
Specialty Insurance	55,180	3	37,426	3	152,213	3	100,318	3
Trust and Other Services	10,523	1	9,647	1	30,630	1	32,341	1

	1,310,196	78	905,000	77	3,451,363	77	2,532,782	77

Information Technology:
Mortgage Information	163,473	10	119,718	10	459,837	10	336,378	10
Property Information	97,952	6	71,024	6	278,254	6	183,587	6
Credit Information	62,200	3	56,642	5	193,844	4	160,189	5
Screening Information	47,625	3	26,732	2	116,565	3	74,101	2

	371,250	22	274,116	23	1,048,500	23	754,255	23

Total Operating Revenues	$1,681,446	100	$1,179,116	100	$4,499,863	100	$3,287,037	100

Financial Services. Operating revenues from direct title operations increased 40.9% and 35.3% for the three and nine months ended September 30, 2003, respectively, when compared with the same periods of the prior year. These increases were primarily due to an increase in the number of title orders closed by the Company’s direct operations. The Company’s direct operations closed 589,300 and 1,578,100 title orders during the current three and nine month periods, respectively, increases of 38.7% and 31.6% when compared with 425,000 and 1,199,500 closed during the same periods of the prior year. These increases were primarily due to the factors mentioned above in the Overview section. Operating revenues from agency operations increased 50.0% and 37.1% for the three and nine months ended September 30, 2003, respectively, when compared with the same periods of the prior year. These fluctuations were primarily due to the same factors affecting direct title operations and to the timing of the reporting of agency remittances. Specialty insurance operating revenues increased 47.4% and 51.7% for the three and nine months ended September 30, 2003, respectively, when compared with the same periods of the prior year. These increases were primarily due to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division.

Information Technology. Mortgage information operating revenues increased 36.6% and 36.7% for the three and nine months ended September 30, 2003, respectively, when compared with the same periods of the prior year. These increases were primarily due to market share gains and to the increase in real estate activity. Property information operating revenues increased 37.9% and 51.6% for the three and nine months ended September 30, 2003, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to market share gains, the increase in real estate activity, and $15.1 million and $44.5 million of operating revenues contributed by new acquisitions. Credit information operating revenues increased 9.8% and 21.0% for the three and nine months ended September 30, 2003, respectively, when compared with the same periods of the prior year. These increases were primarily due to an increase in the demand for mortgage credit information offset in part by a $6.2 million reduction in operating revenues for the nine months ended September 30, 2003, due to the previously announced sale of the Company’s subsidiary, FASTRAC Systems, Inc., in the latter part of the third quarter of 2002. Screening information operating revenues increased 78.2% and 57.3% for the three and nine months ended September 30, 2003, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to $19.9 million and $37.3 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $29.5 million and $81.9 million for the three and nine months ended September 30, 2003, respectively, representing increases of $6.7 million, or 29.2%, and $20.7 million, or 33.7%, when compared with the same periods of the prior year. These increases resulted primarily from an increase in earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

NET REALIZED INVESTMENT GAINS (LOSSES)

Net realized investment gains totaled $5.8 million and $19.9 million for the three and nine months ended September 30, 2003, respectively, compared with losses totaling $5.9 million and 18.5 million for the three and nine months ended September 30, 2002, respectively. The current nine-month period included a $13.1 million realized investment gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc. Included in both prior year periods was a $2.6 million loss associated with the sale of the Company’s subsidiary, FASTRAC Systems, Inc., and in the prior year nine-month period, $13.6 million of investment losses resulting from the write-down of WorldCom bonds.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $362.6 million and $976.9 million for the three and nine months ended September 30, 2003, respectively, increases of $80.6 million, or 28.6%, and $168.3 million, or 20.8%, when compared with the same periods of the prior year. These increases were primarily attributable to incremental labor costs incurred to service the increase in business volume, offset in part by operational efficiencies in the title insurance segment which resulted from the Company’s FAST technology and related cost-cutting initiatives. Salaries and other personnel costs as a percentage of operating revenues for the Financial Services group were 27.7% and 28.3% for the three and nine months ended September 30, 2003, respectively, and 31.2% and 31.9% for the respective periods of the prior year.

Agents retained $477.5 million and $1.25 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2003, respectively, which compares with $322.1 million and $915.3 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.9% to 82.0% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $205.2 million and $554.9 million for the three and nine months ended September 30, 2003, respectively, increases of $56.5 million, or 38.0%, and $124.3 million, or 29.0%, when compared with the same periods of the prior year. These increases were primarily the result of incremental costs incurred to service the increase in business volume. Other operating expenses as a percentage of operating revenues for the Financial Services group were 15.7% and 16.1% for the three and nine months ended September 30, 2003, and 16.4% and 17.0% for the respective periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.1% for the current nine-month period and 4.0% for the same period of the prior year. This increase in rate reflects marginal adverse claims development experience for certain prior policy years. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 49.5% for the current nine-month period and 50.4% for the same period of the prior year. This decrease in rate was primarily due to a reduction in the average cost per claim, which was primarily attributable to the elimination of higher-cost vendor contractors that were servicing claims in new geographic areas. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 66.6% for the current nine-month period and 64.6% for the same period of the prior year. This increase in rate was due to high claims activity experienced primarily during the first quarter of 2003 resulting from insured property damaged in Southern California as a result of extraordinarily high wind conditions.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $36.8 million and $24.5 million for the nine months ended September 30, 2003 and 2002, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.1% for the current nine-month period and 1.0% for the same period of the prior year. The slight variation in rate was primarily due to the composition and geographical mix of the operating revenues (i.e., tax rates and bases vary from state to state).

Information Technology. Information technology personnel and other operating expenses were $251.3 million and $715.6 million for the three and nine months ended September 30, 2003, respectively, increases of $58.3 million, or 30.2%, and $163.2 million, or 29.6%, when compared with the same periods of the prior year. Excluding acquisition activity, the increases were $25.9 million, or 13.4% for the current three-month period, and $98.4 million, or 17.8% for the current nine-month period. These increases were primarily due to costs incurred to service the increase in business volume and increased technology costs. Personnel and other operating expenses as a percentage of operating revenues for the information technology group were 67.7% and 68.3% for the three and nine months ended September 30, 2003, respectively, down from 70.4% and 73.2% for the same periods of the prior year.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended September 30				Nine Months Ended September 30
	2003	%	2002	%	2003	%	2002	%
Financial Services
Title Insurance and Services	$167,478	58	$80,026	50	$394,279	53	$169,788	44
Speciality Insurance	8,741	3	6,014	4	22,821	3	17,855	5
Trust and Other Services	2,960	1	2,443	1	8,403	1	11,255	3

	179,179	62	88,483	55	425,503	57	198,898	52

Information Technology
Mortgage Information	64,733	23	39,188	24	173,183	23	100,245	26
Property Information	26,976	9	21,405	13	82,809	11	48,070	13
Credit Information	14,987	5	10,943	7	59,565	8	30,827	8
Screening Information	2,525	1	1,120	1	6,258	1	3,868	1

	109,221	38	72,656	45	321,815	43	183,010	48

Total before corporate	288,400	100	161,139	100	747,318	100	381,908	100

Corporate	(27,641)		(32,117)		(83,313)		(84,273)

Total	$260,759		$129,022		$664,005		$297,635

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

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 39.3% for the nine months ended September 30, 2003, and 39.8% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $26.8 million and $75.9 million for the three and nine months ended September 30, 2003, respectively, increases of $7.9 million and $29.9 million when compared with the same periods of the prior year. These increases were primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and nine months ended September 30, 2003, was $141.8 million, or $1.62 per diluted share, and $356.9 million, or $4.15 per diluted share, respectively. Net income for the three and nine months ended September 30, 2002, was $67.4 million, or $0.84 per diluted share, and $151.6 million, or $1.91 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $355.0 million and $90.5 million for the nine months ended September 30, 2003 and 2002, respectively. The increase for the current year period as well as for the prior year period was primarily due to cash generated by operating activities, offset in part by capital expenditures, purchases of debt and equity securities, the cash effect of company acquisitions, the repayment of debt, distributions to minority shareholders and cash dividends.

Notes and contracts payable as a percentage of total capitalization decreased to 21.6% at September 30, 2003 from 25.6% at December 31, 2002. This decrease was primarily due to net income for the nine months ended September 30, 2003 and debt repayments. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity. This statement became effective for the current quarter and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of this statement required the Company to reclassify its “Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% deferrable interest subordinated notes due 2012” as debt.

On October 1, 2003, the Company completed the previously announced acquisition of Transamerica Finance Corporation’s real estate tax service and flood hazard certification businesses for a net purchase price of $375.0 million. The acquisition was made through the Company’s 80% owned joint venture with Experian. There was no debt assumed in the transaction and the purchase price was funded with $125.0 million of existing cash at the joint venture, a $200.0 million contribution from the Company and a $50.0 million contribution from Experian.

Management believes that all of its anticipated operating cash requirements for the immediate future will be met from internally generated funds.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10	)(a)	Amendment No. 1, dated June 30, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al, dated November 30, 1997.

(10	)(b)	Amendment No. 2, dated September 23, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997.

(31	)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31	)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32	)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32	)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

During the quarterly period covered by this report, the Company filed a report on Form 8-K dated September 4, 2003 (announcing the Company’s intent to acquire Transamerica Finance Corporation’s tax and flood companies). Subsequent to such quarterly period, the Company filed a report on Form 8-K dated October 1, 2003 (announcing the completion of the acquisition of Transamerica Finance Corporation’s tax and flood companies) and furnished a report on Form 8-K dated October 22, 2003 (reporting on third quarter 2003 earnings).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)

/s/ THOMAS A. KLEMENS

Thomas A. Klemens Executive Vice President Chief Financial Officer

/s/ MAX O. VALDES

Max O. Valdes Vice President Chief Accounting Officer

Date: November 14, 2003

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page

(10)(a)	Amendment No. 1, dated June 30, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al, dated November 30, 1997.

(10)(b)	Amendment No. 2, dated September 23, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.