Form 10-K
period 2003-12-31
FIRST AMERICAN CORP
filed 2004-03-15
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates was $1,980,352,642 by reference to the closing price of the Registrant’s common stock as of the last business of the Registrant’s most recently completed second fiscal quarter.

On March 10, 2004, there were 79,502,164 shares of Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2004 annual meeting of the shareholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

PART I

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE RELATING TO CORPORATE OFFICE EXPANSION, LITIGATION, DIVIDENDS, FUNDING FOR CORPORATE OFFICE EXPANSION, INSURANCE REGULATION AND OTHER REGULATIONS, CASH REQUIREMENTS AND FUNDING FOR NON-QUALIFIED SUPPLEMENTAL BENEFITS ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

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

General

The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has seven reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes title insurance, specialty insurance and trust and other services. The title insurance segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The trust and other services segment provides investment advisory and trust and thrift services. The information technology group includes mortgage information, property information, credit information, and screening information. The mortgage information segment provides tax monitoring, flood zone certification, default management services, document preparation and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides resident screening, pre-employment screening, substance abuse management and testing, consumer direct location services and motor vehicle reporting. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including but not limited to, flood zone determinations, based on the number of flood zone certification reports issued; tax monitoring services, based on the number of loans under service; mortgage credit reporting services, based on the number of credit reports issued; automotive credit reporting services, based on the number of credit reports issued; default management services, based on the number of foreclosure/bankruptcy cases reported; property database services, based on the number of inquiries; and resident screening, based on the number of reports issued. The Company also believes that it holds the number two market share position for title insurance, based on operating revenues; home warranty services, based on the number of home protection contracts under service; and drug testing, based on the number of reports issued.

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

The Company’s Title Insurance Operations

Overview.    The Company, through First American Title Insurance Company and its subsidiaries, transacts the business of title insurance through a network of both direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted. The Company also offers title services in Australia, the Bahama Islands, Canada, Guam, Hong Kong, Ireland, Mexico, New Zealand, Puerto Rico, South Korea, the United Kingdom, the U.S. Virgin Islands and other countries abroad.

Based on industry statistics showing premiums written in 2002, the Company had the largest or second largest share of the title insurance market in 30 states and in the District of Columbia, and had a national market share of 22.6%. Industry statistics for 2003 are not currently available.

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

While virtually all personnel in the Company’s title insurance business assist in marketing efforts, the Company maintains a sales force of more than 1,000 persons dedicated solely to marketing. This sales force, which is located throughout the Company’s branch office network, not only markets the Company’s title insurance services, but also certain of the Company’s other products. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has approximately 90 salespeople in its national commercial services division. One of the responsibilities of the sales personnel of this division is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multistate basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

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

The Company has significantly enhanced its investment in title plants through three business combinations. The first was the formation of a limited liability corporation (“LLC”) with Experian Group on January 1, 1998. Experian Group contributed to the LLC its real estate information division, which the Company believes is the nation’s leading operator of title plants. The second business combination was the acquisition of Data Tree in June 1998. Data Tree is a supplier of database management and document imaging systems. The third business combination was the formation of Data Trace Information Services. This business is 80.0% owned by the Company’s subsidiary, FARES, and 20.0% owned by LandAmerica. Data Trace Information Services is a provider of comprehensive title information delivery systems.

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

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. These assets, which totaled $42.7 million at December 31, 2003, are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

Reinsurance and Coinsurance.    The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance agreements, in consideration for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general rule, the Company does not retain more than $40.0 million of primary risk on any single policy. Under coinsurance agreements, each coinsurer is jointly and severally liable for the risk insured, or for so much thereof as is agreed to by the parties. The Company’s reinsurance activities account for less than 1.0% of its total title insurance operating revenues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies varies in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Approximately 75 title insurance underwriters are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Title Insurance Company (which also includes Chicago Title, Ticor Title Insurance Company and Security Union Title Insurance Company) Landamerica (which includes Lawyers Title Insurance Company, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Insurance Group. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

Specialty Insurance Segment

Home Warranties.    The Company’s home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company currently owns 92.3% of its home warranty business, which is operated as a second tier subsidiary, with the balance owned by management of that subsidiary. The Company’s home warranty business issues one-year warranties that protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company’s home warranty subsidiary currently charges approximately $245 to $420 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers, refrigerators and other items for charges ranging from approximately $25 to $160. For an additional charge, coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties are marketed through real estate brokers and agents. This business has continually expanded nationally and is currently licensed in 40 states. The principal competitor of the Company’s home warranty business is American Home Shield, a subsidiary of Service Master L.P.

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

Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. As of December 31, 2003, the trust operation was administering fiduciary and custodial assets having a market value in excess of $2.3 billion.

During 1988, the Company, through a majority-owned subsidiary, acquired an industrial bank (the Thrift), formerly known as an industrial loan corporation, that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2003, the Thrift had approximately $76.6 million of demand deposits and $105.2 million of loans outstanding.

Loans made or acquired during the current year, by the Thrift, ranged in amount from $15,050 to $2,887,500. The average loan balance outstanding at December 31, 2003, was $430,471. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%. The Thrift specializes in making commercial real estate loans. In excess of 99.5% of the Thrift’s loans are made on a variable rate basis. The average yield on the Thrift’s loan portfolio as of December 31, 2003, was 7.77%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift’s primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Thrift’s average loan is approximately 12.5 years in duration.

The performance of the Thrift’s loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on non-accrual status when two payments become past due. When a loan is placed on non-accrual status, the Thrift’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2003, if all of such loans had been current in accordance with their original terms, totaled $8,094.

The following table sets forth the amount of the Thrift’s non-performing assets as of the dates indicated:

	Year Ended December 31
	2003	2002	2001	2000	1999
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$53	$65	$94	$89	$707

Total	$53	$65	$94	$89	$707

Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had $52,928 of potential problem loans in existence as of December 31, 2003.

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

The following table provides certain information with respect to the Thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2003	2002	2001	2000	1999
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,170	$1,050	$1,020	$905	$1,150

Charge-offs:
Real estate—mortgage	—	—	(140)	—	(346)
Assigned lease payments	—	(3)	(2)	(2)	—

	—	(3)	(142)	(2)	(346)

Recoveries:
Real estate—mortgage	—	—	—	9	—
Assigned lease payments	—	—	—	—	—

	—	—	—	9	—

Net charge-offs	—	(3)	(142)	7	(346)
Provision for losses	120	123	172	108	101

Balance at end of year	$1,290	$1,170	$1,050	$1,020	$905

Ratio of net charge-offs during the year to average loans outstanding during the year	.00%	.00%	.14%	(.01%)	.40%

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

	Year Ended December 31
	2003		2002		2001		2000		1999
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$1,289	100	$1,159	100	$1,036	100	$1,002	100	$904	100
Other	1	—	11	—	14	—	18	—	1	—

	$1,290	100	$1,170	100	$1,050	100	$1,020	100	$905	100

The Information Technology Group

Mortgage Information Segment

The mortgage information segment provides tax monitoring, flood zone certification, default management services, and other real estate related services.

Tax Monitoring.    The tax monitoring service, established by the Company in 1987, advises real property mortgage lenders of the status of property tax payments due on real estate securing their loans. With the acquisition of Transamerica’s tax monitoring business in October 2003, the Company believes that it is the largest provider of tax monitoring services in the United States.

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

The fee charged to service each mortgage loan varies from region to region, but generally falls within the $45 to $130 price range and is paid in full at the time the contract is executed. The Company recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the year the fee is received. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been negligible.

Flood Zone Certification.    In January 1995, the Company acquired Flood Data Services, Inc. (now a subsidiary of First American Real Estate Solutions LLC). This business furnishes to mortgage lenders flood zone determination reports, which provide information on whether or not property securing a loan is in a governmentally delineated special flood hazard area. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan. In October 2003, the Company acquired Transamerica’s flood zone determination business. This acquisition enhanced the Company’s number one market share position for flood zone determinations in the United States, based on the number of flood zone determination reports issued.

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

Property Information Segment

This business was established in January 1998 when the Company and its real estate information service subsidiaries (the “Real Estate Information Subsidiaries”) consummated a business transaction with Experian Group (“Experian”), pursuant to which First American Real Estate Solutions LLC (“FARES”) was established. Under the transaction, the Real Estate Information subsidiaries contributed substantially all of their assets and liabilities to FARES in exchange for an 80.0% ownership interest and Experian transferred substantially all of the assets and liabilities of its Real Estate Solutions division (“RES”) to FARES in exchange for a 20.0% ownership interest. RES is believed to be the nation’s foremost supplier of core real estate data, providing, among other things, property valuation information, title information, tax information and imaged title documents.

Adding to this business, in June 1998, the Company acquired Data Tree Corporation. Data Tree is a supplier of database management and document imaging systems to county recorders, other governmental agencies and the title industry.

In July 2000, the Company combined its Smart Title Solutions division with the Datatrace division of LandAmerica Financial Group, Inc (“LandAmerica”). The combined entity, Data Trace Information Services, is 80.0% owned by the Company’s subsidiary, FARES, and 20.0% owned by LandAmerica. The Company believes that Data Trace Information Services is the nation’s most advanced and comprehensive title information delivery system.

In August 2000, the Company combined its RES division with the Intellitech real estate information business of Transamerica Corporation to form a new entity, First American Real Estate Solutions, L.P. This joint venture is 80.0% owned by the Company’s subsidiary, FARES, and 20.0% by Transamerica Corporation. The Company believes that this joint venture is the nation’s largest database of property characteristic information, supplying data and decision-support products to the real estate and mortgage finance industry.

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

In September 2002, the Company added to its property valuation information business by acquiring SourceOne Services, Corp., a provider of real estate valuation services in the form of Broker Price Opinions (BPO). The Company believes that SourceOne Services Corp. is the largest provider of BPO services to the default market and the second largest provider of BPO services in the United States.

In February 2003, the Company acquired Infinity Information Solutions, Inc., a provider of lien release information. This strategic acquisition enhances the Company’s offering of products and services to mortgage lenders.

In June 2003, the Company added to its title information business with the acquisition of Abstracter’s Information Services, Inc., (AIS). AIS is one of the leading title abstracting companies in New York. This acquisition strengthens the Company’s title information services presence in the Northeast region.

Credit Information Segment

The Company’s mortgage credit reporting service provides credit information reports for mortgage lenders throughout the United States. These reports are derived from two or more credit bureau sources and are summarized and prepared in a standard form acceptable to mortgage loan originators and secondary mortgage purchasers. The Company’s credit reporting service has grown primarily through acquisitions. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metropolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired CREDCO, Inc. (now a division of First American Real Estate Solutions LLC). With the acquisition of First American CREDCO, Inc., the Company believes that it is now the largest mortgage credit reporting service in the United States, based on the number of credit reports issued. The credit information segment also provides specialized credit reports. This service provides credit information reports to non-mortgage lenders, such as auto lenders, as well as direct to consumers. The specialized reports are derived from two or more credit bureau sources and are summarized and prepared in an acceptable form. This service also provides subprime-consumer information and includes a database of credit records on consumers with flawed credit histories. This information is used to provide data to credit grantors such as furniture and appliance retailers, pay-day loan and check-advance stores, rent-to-own retailers and others.

Screening Information

The Company’s screening information segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the Nasdaq National Market System under the ticker symbol FADV. As of December 31, 2003, the Company owned all of First Advantage’s outstanding Class B common stock, which constitutes approximately 76.7% of the economic interest and 97.4% of the voting interest of First Advantage.

First Advantage’s business is organized into three business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage’s Enterprise Screening segment offers employment screening services, such as criminal records and credit checks; occupational health services, such as drug testing and employee assistance programs; and resident screening services, such as eviction record, credit and criminal records checks. First Advantage’s Risk Management segment provides automated access to motor vehicle records from all 50 states and the District of Columbia and investigative services designed to detect and expose worker’s compensation, disability and liability insurance fraud. First Advantage, through its Consumer Direct segment, also provides location, verification and screening services directly to consumers through the Internet.

The Company’s screening information segment serves a wide variety of clients throughout the United States, including nearly a quarter of those businesses comprising the Fortune 1000, many major real estate investment trusts and property management companies, a number of the top providers of transportation services, insurance companies, governmental agencies, non-profit organizations and health care providers. Insurance carriers and agents purchase a substantial proportion of the segment’s risk mitigation products. Larger employers and transportation companies are major consumers of the segment’s employment screening and occupational health services. Multifamily housing property management companies and landlords of all sizes are represented in the resident screening business’ customer base.

Acquisitions

Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986 the Company began expanding into other real estate business information services. In 1998 the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. To date, the Company has made numerous strategic acquisitions designed to expand not only its direct title operations, but also the range of services it can provide to its customers.

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

Employees

The following table provides a summary of the total number of employees as of December 31, 2003:

Business	Number of employees
Title Insurance	18,421
Specialty Insurance	849
Trust and Other Services	111
Mortgage Information	5,017
Property Information	3,064
Credit Information	931
Screening Information	1,202
Corporate	207

Total	29,802

Risk Factors

You should carefully consider each of the following risk factors and the other information contained in this Annual Report on Form 10-K. The Company faces risks other than those listed here, including those that are unknown to the Company and others of which the Company may be aware but, at present, consider immaterial. Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Certain recurring trends generally result in a decrease in the demand for the Company’s products

Demand for the Company’s products generally decreases as the number of real estate transactions in which the Company’s products are purchased decreases. The Company has found that the number of real estate transactions in which the Company’s products are purchased decreases in the following situations:

•	when mortgage interest rates are high;

•	when the mortgage fund supply is limited; and

•	when the United States economy is weak.

The Company believes that this trend will recur.

Changes in government regulation could prohibit or limit the Company’s operations

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Changes in the applicable regulatory environment or statutory guidelines could prohibit or restrict the Company’s existing or future operations. Such restrictions may restrict the Company’s ability to implement rate increases, acquire assets or businesses or otherwise have a negative impact on the Company’s ability to generate revenue and earnings.

The Company may be subject to increased regulation regarding the use of personal information

Certain data and services the Company provides are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations has not had a material adverse effect on the Company’s results of operations or financial condition to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue.

The Company may not be able to pursue its acquisition strategy.

The Company intends to continue to grow through acquisitions. The Company may not be able to identify suitable acquisition candidates or complete acquisitions on satisfactory terms. A number of the Company’s competitors also have adopted the strategy of expanding and diversifying through acquisitions. The Company will continue to experience competition in its effort to execute on its acquisition strategy. As a result, the Company may be unable to continue to make acquisitions or may be forced to pay more for the companies the Company is able to acquire.

The integration of companies the Company acquires may be difficult and may result in a failure to realize some of the anticipated potential benefits of acquisitions.

When companies are acquired, the Company may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the businesses could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. The Company’s management also will be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

The Company’s earnings may be reduced if acquisition projections are inaccurate

The Company’s earnings have improved since 1991 in large part because of the Company’s acquisition and integration of non-title insurance businesses. These businesses generally have higher margins than the title insurance businesses. For example, pre-tax margins for the title insurance and services segment were 11.1% in 2003, while pre-tax margins for the segments in the Company’s information technology group in the same year were 27.6%. The success or failure of acquisitions in this group has depended in large measure upon the accuracy of the Company’s projections. These projections are not always accurate. Inaccurate projections have historically led to lower than expected earnings.

As a holding company, the Company depend on distributions from the Company’s subsidiaries, and if distributions from the Company’s subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected

First American is a holding company whose primary assets are the securities of its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of the Company’s subsidiaries to pay dividends or repay funds to us. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to declare and pay dividends to its shareholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available to us from the Company’s insurance subsidiaries in 2004 is $313.4 million

Certain provisions of the Company’s charter and rights plan may make a takeover of our company difficult even if such takeover could be beneficial to some of the Company’s shareholders

The Company’s restated articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. Accordingly, the Company’s board is empowered, without further shareholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of the Company’s common shareholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. In conjunction with the rights plan discussed below, the Company has authorized the issuance of the Company’s Series A Junior Participating Preferred Shares. Although the Company has no present intention of issuing any additional shares or series of preferred stock, the Company cannot guarantee that it will not make such an issuance in the future.

The Company has adopted a rights plan which could, alone or in combination with the Company’s restated articles of incorporation, discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to the Company’s shareholders for their common shares.

Available Information

The Company maintains a website, www.firstam.com, which includes financial and other information for investors. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the “Investors” page of our website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K, or any other filing with the Securities and Exchange Commission unless the Company expressly incorporates such materials.

Item 2.     Properties.

In September 1999, the Company moved its executive offices to one of the newly constructed office buildings at MacArthur Place in Santa Ana, California. The Orange County branch and certain other operations of the Company’s title insurance segment moved into the two other buildings constructed on the site later in 1999. The three new buildings are in a campus environment and total approximately 210,000 square feet. In the first quarter of 2004, the Company began the expansion of its office campus. This expansion will add two 4-story office buildings totaling 225,000 square feet, and a two-story, free standing, 50,000 square foot technology center. The construction is estimated to be completed by the third quarter of 2005.

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

The Company’s mortgage information business, houses its national operations in a leased 231,000 square foot office building in Dallas, Texas. In 1999, the Company completed the construction of two office buildings in Poway, California. These two buildings, which primarily house the Company’s credit reporting business, total approximately 152,000 square feet and are located on a 17 acre parcel of land. In addition, the Company’s mortgage information, credit information and property information businesses lease office space in more than 75 locations throughout the United States, principally for their respective operations.

The Company’s home warranty subsidiary owns 1.7 acres of land in Van Nuys, California, which contains a 20,000-square-foot office building, a 7,000-square-foot warehouse and a parking lot.

The screening information business houses its executive offices in a leased 20,800 square foot building in St. Petersburg, Florida. In addition, this business owns or leases more than 30 offices throughout the United States, principally for its screening information operations.

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

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters.

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on March 9, 2004 was 3,584.

High and low stock prices and dividends for the last two years were as follows:

	2003		2002
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$24.73—$21.72	$.10	$21.80—$17.71	$.08
June 30	$27.85—$24.67	$.10	$23.10—$20.42	$.08
September 30	$27.25—$23.36	$.15	$22.20—$16.54	$.08
December 31	$30.64—$25.38	$.15	$22.50—$18.98	$.10

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

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands, except weighted-average exercise price)
Equity compensation plans approved by security holders (1)(3)	8,078	$18.71	6,349
Equity compensation not approved by security holders (2)	268	$19.79	—

	8,346	$18.75	6,349

(1)	Consists of The First American Corporation 1996 Stock Option Plan and The First American Corporation 1997 Directors’ Stock Plan. See Note 14 to the Company’s consolidated financial statements for additional information.

(2)	Includes shares related to plans assumed by the Company in the purchase of Credit Management Solutions, Inc. and the business combination with National Information Group. See Note 14 to the Company’s consolidated financial statements for additional information.

(3)	Includes 2,455,000 shares available to be issued under the Company’s stock purchase plan. See Note 13 to the Company’s consolidated financial statements for additional information.

Recent Sales of Unregistered Securities

In the last three years, the Company has not issued unregistered shares of its common stock.

Item 6.     Selected Financial Data.

The selected consolidated financial data for the Company for the five-year period ended December 31, 2003, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2003	2002	2001	2000	1999
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$6,213,714	$4,704,209	$3,750,723	$2,934,255	$2,988,169
Income before cumulative effect of a change in accounting for tax service contracts (Note A)	$451,022	$234,367	$167,268	$82,223	$88,643
Cumulative effect of a change in accounting for tax service contracts (Note A)	—	—	—	—	$(55,640)
Net income	$451,022	$234,367	$167,268	$82,223	$33,003
Total assets	$4,892,111	$3,398,045	$2,837,263	$2,199,737	$2,116,414
Notes and contracts payable	$553,888	$425,705	$415,341	$219,838	$196,815
Mandatorily redeemable preferred securities	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$1,879,520	$1,364,589	$1,104,452	$870,237	$815,991
Return on average stockholders’ equity (Note B)	27.8%	19.0%	16.9%	9.8%	10.9%
Cash dividends on common shares	$34,008	$24,570	$18,210	$15,256	$15,840
Per share of common stock (Note C)—
Basic:
Income before cumulative effect of a change in accounting for tax service contracts	$5.89	$3.27	$2.51	$1.29	$1.37
Cumulative effect of a change in accounting for tax service contracts	—	—	—	—	(.86)

Net income	$5.89	$3.27	$2.51	$1.29	$.51

Diluted:
Income before cumulative effect of a change in accounting for tax service contracts	$5.22	$2.92	$2.27	$1.24	$1.34
Cumulative effect of a change in accounting for tax service contracts	—	—	—	—	(.84)

Net income	$5.22	$2.92	$2.27	$1.24	$.50

Stockholders’ equity	$23.84	$18.53	$16.08	$13.62	$12.54
Cash dividends	$.50	$.34	$.27	$.24	$.24
Number of common shares outstanding
Weighted average during the year
Basic	76,632	71,594	66,568	63,680	64,669
Diluted	87,775	82,567	75,834	66,050	66,351
End of year	78,826	73,636	68,694	63,887	65,068
Title orders opened (Note D)	2,511	2,184	1,930	1,241	1,334
Title orders closed (Note D)	2,021	1,696	1,405	975	1,120
Number of employees	29,802	24,886	22,597	20,346	20,065

Note A—Resulted from the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which became effective January 1, 1999, and applied to the Company’s tax service operations.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Critical Accounting Policies.    The Company’s management considers the accounting policies described below to be critical in preparing the Company’s consolidated financial statements. These policies require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. See Note 1 to the consolidated financial statements for a more detailed description of the Company’s accounting policies.

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy, and for policies issued by independent agents, when notice of issuance is received from the agent. Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. The Company’s tax service division, which is included in the mortgage information segment, defers its tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio on a quarterly basis to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments and adjusts the rates accordingly to reflect current trends. For all other products, revenues are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Provision for title losses.    The Company provides for estimated title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense (the loss rate), as well as the adequacy of the ending reserves, is determined by the Company based on historical experience and other factors, including changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. Management monitors the adequacy of the estimated loss reserves on a quarterly basis using a variety of techniques, including actuarial models, and adjusts the loss rate as necessary.

Purchase accounting and impairment testing for goodwill and other intangible assets.    Pursuant to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company is required to perform an annual impairment test for goodwill and other intangible assets by reporting unit. This annual test, which the Company elected to perform every September 30, utilizes a variety of valuation techniques, all of which require management to make estimates and judgments, and includes discounted cash flow analysis, market approach valuations and the use of third-party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value and estimated lives of acquired assets and liabilities. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, sub-prime credit information, pre-employment and drug screening, tenant screening and motor vehicle reporting. In accordance with the provisions of SFAS 142, the Company completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2003 and 2002, and determined that there was no impairment.

Income taxes.    The Company estimates its quarterly effective income tax rate based upon a variety of factors including, but not limited to, the expected revenues and resulting pretax income for the year, the composition and geographic mix of the pretax income and the ratio of permanent differences to pretax income. Any changes to the estimated rate are made prospectively in accordance with Accounting Principles Board Opinions No. 28, “Interim Financial Reporting.” Additionally, management makes estimates as to the amount of reserves, if any, that are necessary for known and potential tax exposures.

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

During the second half of 2000, mortgage interest rates began to decline, fueling an increase in refinance activity. This trend continued into the fourth quarter of 2000 and resulted in a high inventory of open orders going into the first quarter of 2001. This, coupled with record levels of refinance activity as a result of the continuation of low mortgage interest rates, as well as the high demand for residential resale and new home sales, resulted in an exceptionally strong 2001. Mortgage originations totaled $2.03 trillion in 2001, up from $1.02 trillion in 2000. The favorable trends present during 2001 continued into 2002. Refinance activity remained at high levels, with existing and new-home-sale activity surpassing 2001 levels. Mortgage originations reached $2.79 trillion in 2002, with refinance activity comprising 66.4% of the total. Mortgage interest rates remained low through the first three quarters of 2003, fueling new record-setting refinance activity, but began to rise during the fourth quarter of the year. Existing and new-home-sale activity also reached new record levels. Mortgage originations totaled $3.91 trillion in 2003, with refinance activity comprising 71.3% of the total. The increase in mortgage interest rates that began in the fourth quarter of 2003 resulted in a low inventory of open orders going into 2004. This, together with the expectation of a relatively stable to marginally increasing mortgage interest rate environment in 2004, will most likely result in a return to more traditional, seasonal real estate patterns in 2004, where the greatest volume of real estate activity will occur in the spring and summer months.

Operating revenues—A summary by segment of the Company’s operating revenues is as follows:

	2003	%	2002	%	2001	%
	(in thousands, except percentages)
Financial Services:
Title Insurance:
Direct operations	$2,264,925	37	$1,803,775	39	$1,463,303	40
Agency operations	2,138,059	35	1,589,817	34	1,185,691	32

	4,402,984	72	3,393,592	73	2,648,994	72
Specialty Insurance	207,287	3	143,307	3	112,054	3
Trust and Other Services	39,546	1	41,737	1	39,882	1

	4,649,817	76	3,578,636	77	2,800,930	76

Information Technology:
Mortgage Information	642,684	11	479,288	10	407,006	11
Property Information	366,271	6	259,315	6	210,975	6
Credit Information	246,987	4	215,337	5	194,981	5
Screening Information	166,430	3	100,702	2	49,094	2

	1,422,372	24	1,054,642	23	862,056	24

	$6,072,189	100	$4,633,278	100	$3,662,986	100

Financial Services.    Operating revenues from direct title operations increased 25.6% in 2003 over 2002 and 23.3% in 2002 over 2001. These increases reflect the growth in the number of title orders closed by the Company’s direct operations, as well as increases in the average revenues per order closed. The Company’s direct title operations closed 2,021,000, 1,696,100 and 1,404,600 title orders during 2003, 2002 and 2001, respectively, increases of 19.2% in 2003 over 2002 and 20.8% in 2002 over 2001. The average revenues per order closed were $1,121, $1,063 and $1,042 for 2003, 2002 and 2001, respectively, increases of 5.5% in 2003 over 2002 and 2.0% in 2002 over 2001. The increases noted in closed orders were primarily attributable to the relative changes in real estate activity year-over-year, as mentioned above. The increases in average revenues per order closed primarily reflect increasing real estate values. Operating revenues from agency title operations increased 34.5% in 2003 over 2002 and 34.1% in 2002 over 2001. These increases were primarily attributable to the same factors affecting direct title operations compounded by the inherent delay in the reporting of transactions by agents.

Specialty insurance operating revenues increased 44.7% in 2003 over 2002 and 27.9% in 2002 over 2001. These increases were primarily attributable to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division.

Information Technology.    Mortgage information operating revenues increased 34.1% in 2003 over 2002 and 17.8% in 2002 over 2001. These increases were primarily attributable to the same factors affecting title insurance mentioned above, as well as acquisition activity. Operating revenues of $48.0 million and $14.9 million were contributed by new acquisitions in 2003 and 2002, respectively. In addition, during 2003 and 2002, the Company’s tax service division accelerated its deferred revenue amortization rates to reflect the increase in refinance activity. This change resulted in increased operating revenues of $9.4 million in 2003 and $6.5 million in 2002.

Property information operating revenues increased 41.3% in 2003 over 2002 and 22.9% in 2002 over 2001. These increases were primarily due to the same favorable real estate conditions that benefited the title insurance and mortgage information segments, as well as market share growth and acquisition activity. Operating revenues of $52.4 million and $15.5 million were contributed by new acquisitions in 2003 and 2002, respectively.

Credit information operating revenues increased 14.7% in 2003 over 2002 and 10.4% in 2002 over 2001. The increase in 2003 over 2002 was primarily due to the growth in demand for credit information in the housing sector, offset in part by a $6.2 million reduction in revenues as a result of the sale of the Company’s subsidiary, FASTRAC Systems, Inc., in August 2002. The increase in 2002 over 2001 was also primarily due to the growth in demand for credit information in the housing sector, and operating revenues of $9.2 million contributed by new acquisitions.

Screening information operating revenues increased 65.3% in 2003 over 2002 and 105.1% in 2002 over 2001. These increases were primarily attributable to $56.0 million and $49.8 million of operating revenues contributed by new acquisitions for the respective periods.

Investment and other income—Investment and other income totaled $105.8 million, $89.8 million and $81.1 million in 2003, 2002 and 2001, respectively, an increase of $16.0 million, or 17.8% in 2003 over 2002, and $8.7 million, or 10.8% in 2002 over 2001. The increase in 2003 over 2002 was primarily due to a $16.5 million increase in equity in earnings of unconsolidated affiliates. The increase in 2002 over 2001 was also primarily due to an $18.3 million increase in equity in earnings of unconsolidated affiliates, offset, in part, by a $9.6 million decrease in net interest and other income, primarily as a result of lower yields on cash equivalents and the Company’s investment portfolio due to the lower interest rate environment. See Note 10 to the consolidated financial statements for additional information.

Net realized investment gains/losses—Net realized investment gains totaled $35.7 million in 2003, compared with net realized investment losses of $18.9 million in 2002 and gains of $6.6 million in 2001. The current year total included the recognition of a previously deferred gain totaling $14.2 million relating to the sale of the Company’s Contour Software, Inc. subsidiary in the first quarter of 2001. This gain was initially deferred due to the uncertainty relating to the realizability of the consideration received. In the fourth quarter of 2003, management concluded that, based upon the current financial condition and expected future performance of the acquirer, the realization of the consideration was assured and, therefore, recognition of the gain appropriate. Also included in the current year total was a $13.1 million realized gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc. The prior year investment losses included a $13.6 million loss resulting from the write-down of WorldCom bonds; a $2.6 million loss associated with the sale of the Company’s subsidiary, FASTRAC Systems, Inc.; and $2.3 million of losses due to the restructuring of the 1031 tax-deferred exchange investment portfolio, which was managed by the Company’s Capital Management division.

Salaries and other personnel costs—A summary by segment of the Company’s salaries and other personnel costs is as follows:

	2003	%	2002	%	2001	%
	(in thousands, except percentages)
Financial Services:
Title insurance	$1,246,198	69	$1,076,727	71	$893,615	71
Specialty Insurance	38,506	2	33,424	2	29,021	2
Trust and Other Services	14,922	1	14,260	1	12,234	1

	1,299,626	72	1,124,411	74	934,870	74

Information Technology:
Mortgage Information	210,033	12	156,999	10	129,383	10
Property Information	127,832	7	102,614	7	95,910	8
Credit Information	61,226	3	63,795	4	57,034	4
Screening Information	54,333	3	31,985	2	20,795	2

	453,424	25	355,393	23	303,122	24

Corporate	46,503	3	43,391	3	25,459	2

	$1,799,553	100	$1,523,195	100	$1,263,451	100

Financial Services.    The Company’s title insurance segment comprised 95.9% of total salaries and other personnel costs for the Financial Services group. The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment’s growth in operations that specialize in builder and lender title business has created ongoing fixed costs required to service accounts.

Title insurance personnel expenses increased 15.7% in 2003 over 2002 and 20.5% in 2002 over 2001. The increase in 2003 over 2002 was primarily attributable to $29.3 million of personnel costs associated with new acquisitions, $12.0 million of increased employee benefit costs, incremental labor costs incurred to service the increase in business volume and increased commissions associated with the increase in closed orders. The increase in 2002 over 2001 was primarily due to $36.1 million of increased employee benefit costs, $28.2 million of personnel costs associated with new acquisitions, $26.5 million in expenses related to the implementation of the Company’s FAST title production system, incremental labor costs incurred to service the increase in business volume and increased commissions associated with the increase in closed orders. The increase in employee benefit costs was primarily the result of the Company’s discretionary match related to the 401(k) plan, which is profit driven and increases as profits escalate. This match increased $5.8 million in 2003 over 2002 and $16.9 million in 2002 over 2001. Also contributing to the overall increase in employee benefit costs were increases in health care costs of $6.2 million in 2003 over 2002 and $11.5 million in 2002 over 2001. The Company’s direct title operations opened 2,511,000, 2,184,200 and 1,930,300 orders in 2003, 2002 and 2001, respectively, representing an increase of 15.0% in 2003 over 2002 and 13.2% in 2002 over 2001. From an efficiency standpoint, title insurance personnel costs as a percentage of title insurance operating revenues were 28.3% in 2003, 31.7% in 2002 and 33.7% in 2001.

Information Technology.    Personnel expenses in total for the Information Technology group increased 27.6% in 2003 over 2002 and 17.2% in 2002 over 2001. These increases were primarily due to personnel expenses associated with new acquisitions, costs incurred to service the increase in business volume and increased employee benefit costs. Personnel costs associated with new acquisitions totaled $51.1 million in 2003 and $19.1 million in 2002. Employee benefit costs increased $9.8 million in 2003 over 2002 and $12.6 million in 2002 over 2001. From an efficiency standpoint, personnel costs for the Information Technology group as a percentage of operating revenues were 31.9% in 2003, 33.7% in 2002 and 35.2% in 2001.

Corporate.    Corporate personnel expenses increased $3.1 million in 2003 over 2002 and $17.9 million in 2002 over 2001. The increase in 2002 over 2001 was primarily attributable to an increase of $13.3 million in employee benefit costs, increased technology personnel costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations.

Premiums retained by agents—A summary of agent retention and agent revenues is as follows:

	2003	2002	2001
	(in thousands, except percentages)
Agent retention	$1,729,104	$1,292,297	$960,215

Agent revenues	$2,138,059	$1,589,817	$1,185,691

% retained by agents	80.9%	81.3%	81.0%

The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations.

Other operating expenses—A summary by segment of the Company’s other operating expenses is as follows:

	2003	%	2002	%	2001	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$715,725	54	$584,604	56	$474,127	55
Specialty Insurance	23,316	2	11,596	1	14,270	2
Trust and Other Services	13,219	1	12,658	1	13,873	2

	752,260	57	608,858	58	502,270	59

Information Technology:
Mortgage Information	177,234	14	159,211	15	140,199	16
Property Information	131,896	10	86,039	8	73,809	9
Credit Information	129,367	10	107,781	10	101,323	12
Screening Information	97,034	7	61,037	6	26,499	3

	535,531	41	414,068	39	341,830	40

Corporate	32,084	2	26,199	3	9,504	1

	$1,319,875	100	$1,049,125	100	$853,604	100

Financial Services.    The Company’s title insurance segment comprised 95.1% of total other operating expenses for the Financial Services group. Title insurance other operating expenses (principally direct operations) increased 22.4% in 2003 over 2002 and 23.3% in 2002 over 2001. These increases were primarily due to incremental costs (i.e., messenger costs, reproduction costs, title plant maintenance costs, etc.) associated with servicing the increases in total order volume and costs associated with new acquisitions. Other operating expenses associated with new acquisitions were $19.6 million in 2003 and $9.6 million in 2002. Title insurance other operating expenses as a percentage of title insurance operating revenues were 16.3% in 2003, 17.2% in 2002 and 17.9% in 2001.

Information Technology.    Other operating expenses for the Information Technology group increased 29.3% in 2003 over 2002 and 21.1% in 2002 over 2001. These increases were primarily due to costs associated with servicing the increase in business volume and costs associated with new acquisitions. Other operating expenses associated with new acquisitions were $66.2 million in 2003 and $57.0 million in 2002. Information Technology other operating expenses as a percentage of operating revenues were 37.7% in 2003, 39.3% in 2002 and 39.7% in 2001.

Corporate.    Corporate other operating expenses increased $5.9 million in 2003 over 2002 and $16.7 million in 2002 over 2001. The increase in 2002 over 2001 was primarily due to $15.0 million of technology expenses, primarily consulting and outsourcing costs, required to expand the Company’s e-commerce capabilities, and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations.

Provision for title losses and other claims—A summary by segment of the Company’s provision for title losses and other claims is as follows:

	2003	%	2002	%	2001	%
	(in thousands, except percentages)
Title Insurance	$179,681	55	$135,622	60	$113,812	63

Specialty Insurance:
Home Warranty	56,769	18	50,881	23	47,661	26
Property and Casualty Insurance	62,777	19	26,168	12	10,838	6

	119,546	37	77,049	35	58,499	32

All other segments	25,177	8	11,918	5	8,335	5

	$324,404	100	$224,589	100	$180,646	100

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues (excluding the one-time 2001 adjustment mentioned below), was 4.1% in 2003, 4.0% in 2002 and 4.0% in 2001. During the third quarter of 2001, the Company recorded a $7.9 million adjustment to a purchase accounting estimate for loss reserves at one of its title insurance subsidiaries, which was purchased in 1998. This adjustment strengthened loss reserves to reflect subsequent adverse development.

The provision for specialty insurance losses reflects home warranty claims and property and casualty insurance claims. The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 48.9% in 2003, 49.8% in 2002 and 53.1% in 2001. The rate decreases were primarily due to a decrease in the average cost per claim, which was primarily due to the elimination of higher-cost contractors that were servicing claims in new geographic areas.

The provision for property and casualty insurance claims, expressed as a percentage of property and casualty insurance operating revenues, was 63.6% in 2003, 63.8% in 2002 and 52.0% in 2001. The rate for 2003 excludes $5.0 million of catastrophe losses related to the Southern California wildfires, which represents the

Company’s deductible on its reinsurance treaty. The increase in 2002 over 2001 was primarily due to the shift in the lines of property and casualty insurance written from lender-placed insurance, which typically carries lower loss ratios (but higher expense ratios), to preferred homeowner’s insurance, which generally carries higher loss ratios (but lower expense ratios). The Company exited the lender-placed insurance business in 2001.

Depreciation and amortization—Depreciation and amortization increased 18.2% in 2003 over 2002 and decreased 10.6% in 2002 from 2001. The increase in 2003 over 2002 was primarily due to an increase in the amortization of intangibles as a result of acquisition activity and an increase in amortization of capitalized data and software. The decrease in 2002 was primarily due to the elimination of goodwill amortization as a result of implementing SFAS No. 142. See Note 5 to the consolidated financial statements. Depreciation and amortization, as well as capital expenditures, are summarized in Note 20 to the consolidated financial statements.

Premium taxes—A summary by pertinent segment of the Company’s premium taxes is as follows:

	2003	%	2002	%	2001	%
	(in thousands, except percentages)
Title Insurance	$46,211	90	$31,045	90	$22,762	92
Specialty Insurance	5,324	10	3,613	10	2,078	8

	$51,535	100	$34,658	100	$24,840	100

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

Interest—Interest expense increased 7.4% in 2003 over 2002 and 11.7% in 2002 over 2001. These increases were primarily due to an increase in acquisition-related debt, and for 2002, the issuance of the Company’s $210.0 million senior convertible debentures in April of 2001.

Income before income taxes and minority interests—A summary by segment is as follows:

	2003	%	2002	%	2001	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$494,946	52	$271,720	48	$173,654	44
Specialty Insurance	30,125	3	24,465	4	11,929	3
Trust and Other Services	9,683	1	13,548	2	12,269	3

	534,754	56	309,733	54	197,852	50

Information Technology:
Mortgage Information	238,508	25	146,849	26	129,751	33
Property Information	105,339	11	71,459	12	35,321	9
Credit Information	64,291	7	39,266	7	30,062	8
Screening Information	4,505	1	2,459	1	(286)	—

	412,643	44	260,033	46	194,848	50

	947,397	100	569,766	100	392,700	100

Corporate	(108,675)		(119,859)		(63,160)

	$838,722		$449,907		$329,540

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

Most of the businesses that are included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like title insurance, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues from the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Revenues for the credit information segment are, in part, impacted by real estate activity, but also by the consumer and automobile sectors.

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

Income taxes—The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for noninsurance subsidiaries, was 34.8%, 33.3% and 35.7% for 2003, 2002 and 2001, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 11 to the consolidated financial statements.

Minority interests—Minority interests in net income of consolidated subsidiaries increased $30.1 million in 2003 over 2002 and $20.9 million in 2002 over 2001. These increases were primarily due to the relative increases in the operating results of the Company’s joint venture with Experian.

Net income—Net income and per share information are summarized as follows (see Note 12 to the consolidated financial statements):

	2003	2002	2001
	(in thousands, except per share amounts)
Net income	$451,022	$234,367	$167,268

Per share of common stock:
Net income:
Basic	$5.89	$3.27	$2.51

Diluted	$5.22	$2.92	$2.27

Weighted-average shares:
Basic	76,632	71,594	66,568

Diluted	87,775	82,567	75,834

Liquidity and Capital Resources

Cash provided by operating activities amounted to $830.1 million, $540.6 million and $388.2 million for 2003, 2002 and 2001, respectively, after net claim payments of $269.5 million, $193.1 million and $153.4 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2003, were for the $375 million acquisition of Transamerica’s flood determination and tax reporting businesses, other company acquisitions, capital expenditures, additions to the investment portfolio, dividends, distributions to minority shareholders and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from the issuance of the Company’s $210.0 million senior convertible debentures in 2001 (see Note 8 to the consolidated financial statements), proceeds from the issuance of other debt and proceeds from the sales and maturities of certain investments. The net effect of all activities on total cash and cash equivalents was an increase of $212.7 million for 2003, $255.6 million for 2002 and $344.3 million for 2001.

Notes and contracts payable, as a percentage of total capitalization, was 23.0% as of December 31, 2003, as compared with 25.6% as of the prior year end. This decrease was primarily attributable to the increase in the capital base primarily due to net income for the year. Notes and contracts payable are more fully described in Note 8 to the consolidated financial statements. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement became effective for the current year and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of this statement required the Company to reclassify its “Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100.0 million 8.5% deferrable interest subordinated notes due 2012” as debt.

In the first quarter of 2004, the Company began the expansion of its corporate office campus. This expansion will add two 4-story office buildings totaling 225,000 square feet, and a single-story, free-standing, 50,000 square foot technology center. The construction is estimated to be completed by the third quarter of 2005 with an estimated total cost of $69.0 million. The Company anticipates funding the corporate office expansion with internally generated funds.

On October 1, 2003, the Company completed the previously announced acquisition of Transamerica Finance Corporation’s real estate tax service and flood hazard certification business for a net purchase price of $375.0 million. The acquisition was made through the Company’s 80.0% owned joint venture with Experian. There was no debt assumed in the transaction and the purchase price was funded with $125.0 million of existing cash at the joint venture, a $200.0 million contribution from the Company and a $50.0 million contribution from Experian.

On October 12, 2001, the Company entered into a credit agreement that provided for a $200.0 million line of credit. This agreement supercedes the Company’s prior credit agreements and expires in October 2006. Under the terms of the credit agreement, the Company is required to maintain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The Company’s line of credit was unused at December 31, 2003. The Company’s publicly traded subsidiary, First Advantage Corporation also has a bank credit agreement that provides for a $15.0 million collateralized line of credit. Under the terms of that credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until July 2006 and had a balance due of $9.0 million at December 31, 2003.

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $4.5 billion and $5.6 billion at December 31, 2003 and 2002, respectively, of which $260.2 million and $176.6 million were held at certain of the Company’s subsidiaries. The remaining escrow deposits were held at third-party financial institutions. Trust deposits totaled $2.3 billion and $1.9 billion at December 31, 2003 and 2002, respectively, and were held at the Company’s trust subsidiary. Escrow and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, the Company holds the proceeds from sales transactions until a qualified acquisition occurs. Like-kind exchange deposits totaled $1.1 billion and $978.0 million at December 31, 2003 and 2002, respectively. The Company also facilitates tax deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require the Company, using the customer’s funds, to acquire the qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse exchange property totaled $229.4 million and $154.6 million at December 31, 2003 and 2002, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2003, is as follows:

	Notes and contracts payable	Operating leases	Mandatorily reedemable preferred securities	Total
	(in thousands)
2004	$55,049	$167,962	—	$223,011
2005	49,719	129,652	—	179,371
2006	46,931	86,323	—	133,254
2007	18,326	52,484	—	70,810
2008	223,949	29,628	—	253,577
Later Years	159,914	33,840	$100,000	293,754

	$553,888	$499,889	$100,000	$1,153,777

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2004 from its insurance subsidiaries is $313.4 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 2 to the consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain other financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2003, the Company had equity securities with a book value of $49.6 million and fair value of $45.8 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loans
Book Value	$57,945						$57,945	$57,945
Ave. Interest Rate	2.12%							100.0%
Debt Securities
Book Value	$24,183	22,129	40,161	32,097	30,005	189,155	$337,730	$350,475
Ave. Interest Rate	4.49%	5.57%	4.93%	4.55%	4.57%	5.06%		103.8%
Loans Receivable
Book Value	$385	5	996	46	1,271	102,525	$105,228	$105,304
Ave. Interest Rate	8.72%	0.00%	8.66%	7.83%	9.32%	7.01%		100.1%
Liabilities
Variable Rate Demand Deposits
Book Value	$19,784						$19,784	$19,784
Ave. Interest Rate	1.75%							100.0%
Fixed Rate Demand Deposits
Book Value	$35,473	10,121	6,271	2,613	2,318		$56,796	$57,121
Ave. Interest Rate	2.95%	3.10%	3.37%	4.95%	3.77%			100.6%
Notes Payable
Book Value	$55,049	49,719	46,931	18,326	223,949	159,914	$553,888	$564,505
Ave. Interest Rate	7.91%	7.62%	8.19%	8.79%	4.52%	6.10%		101.9%
Mandatorily Redeemable Preferred Securities
Book Value						$100,000	$100,000	$100,000
Ave. Interest Rate						8.50%	8.50%	100.0%

Item 8.    Financial Statements and Supplementary Data

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

The First American Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

As discussed in Note 9 to the financial statements, in 2003, the Company changed the classification of its mandatorily redeemable preferred securities as required by Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

PricewaterhouseCoopers LLP

San Francisco, California

March 11, 2004

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except percentage and share data)

	December 31
	2003	2002
ASSETS

Cash and cash equivalents	$1,113,530	$900,863

Accounts and accrued income receivable, less allowances ($55,112 and $50,782)	347,035	299,040

Investments:
Deposits with savings and loan associations and banks	57,945	38,328
Debt securities	350,475	309,864
Equity securities	45,758	36,931
Other long-term investments	233,794	142,392

	687,972	527,515

Loans receivable	105,228	108,162

Property and equipment, at cost:
Land	43,327	43,185
Buildings	187,167	183,045
Furniture and equipment	286,337	270,004
Capitalized software	364,658	284,537
Less—accumulated depreciation	(403,473)	(347,695)

	478,016	433,076

Title plants and other indexes	426,086	375,401

Deferred income taxes	141,622	20,951

Goodwill, net (Note 5)	1,253,080	563,991

Other assets	339,542	169,046

	$4,892,111	$3,398,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	$76,580	$84,473

Accounts payable and accrued liabilities:
Accounts payable	72,315	51,701
Salaries and other personnel costs	227,193	165,454
Pension costs and other retirement plans	218,249	170,327
Other	301,258	151,587

	819,015	539,069

Deferred revenue	719,503	358,747

Reserve for known and incurred but not reported claims	435,852	360,305

Income taxes payable	4,017	1,518

Notes and contracts payable	553,888	425,705

Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000,000 8.5% Deferrable interest subordinated notes Due 2012 (Note 9)	100,000	100,000

Minority interests in consolidated subsidiaries	303,736	163,639

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500,000 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000,000 shares Outstanding—78,826,000 and 73,636,000 shares	78,826	73,636
Additional paid-in capital	463,610	359,644
Retained earnings	1,399,940	987,768
Accumulated other comprehensive loss	(62,856)	(56,459)

Total stockholders’ equity	1,879,520	1,364,589

	$4,892,111	$3,398,045

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2003	2002	2001
Revenues:
Operating revenues	$6,072,189	$4,633,278	$3,662,986
Investment and other income	105,808	89,823	81,093
Net realized investment gains (losses)	35,717	(18,892)	6,644

	6,213,714	4,704,209	3,750,723

Expenses:
Salaries and other personnel costs	1,799,553	1,523,195	1,263,451
Premiums retained by agents	1,729,104	1,292,297	960,215
Other operating expenses	1,319,875	1,049,125	853,604
Provision for title losses and other claims	324,404	224,589	180,646
Depreciation and amortization	114,424	96,829	108,348
Premium taxes	51,535	34,658	24,840
Interest	36,097	33,609	30,079

	5,374,992	4,254,302	3,421,183

Income before income taxes and minority interests	838,722	449,907	329,540
Income taxes	292,000	149,900	117,500

Income before minority interests	546,722	300,007	212,040
Minority interests	95,700	65,640	44,772

Net income	451,022	234,367	167,268

Other comprehensive income (loss), net of tax: (Note 17)
Unrealized gain (loss) on securities	3,831	(1,199)	(3,852)
Minimum pension liability adjustment	(10,228)	(41,644)	(14,733)

	(6,397)	(42,843)	(18,585)

Comprehensive income	$444,625	$191,524	$148,683

Per share amounts: (Note 12)
Basic	$5.89	$3.27	$2.51

Diluted	$5.22	$2.92	$2.27

Weighted-average common shares outstanding: (Note 12)
Basic	76,632	71,594	66,568

Diluted	87,775	82,567	75,834

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2000	63,887	$63,887	$172,468	$628,913	$4,969	$870,237
Net income for 2001				167,268		167,268
Cash dividends on common shares				(18,210)		(18,210)
Shares issued in connection with company acquisitions	3,510	3,510	79,304			82,814
Shares issued in connection with option, benefit and savings plans	1,337	1,337	20,556			21,893
Purchase of Company shares	(40)	(40)	(925)			(965)
Other comprehensive loss					(18,585)	(18,585)

Balance at December 31, 2001	68,694	68,694	271,403	777,971	(13,616)	1,104,452
Net income for 2002				234,367		234,367
Cash dividends on common shares				(24,570)		(24,570)
Shares issued in connection with company acquisitions	3,094	3,094	58,257			61,351
Shares issued in connection with option, benefit and savings plans	1,848	1,848	29,984			31,832
Other comprehensive loss					(42,843)	(42,843)

Balance at December 31, 2002	73,636	73,636	359,644	987,768	(56,459)	1,364,589
Net income for 2003				451,022		451,022
Cash dividends on common shares				(38,850)		(38,850)
Shares issued in connection with company acquisitions	1,067	1,067	27,413			28,480
Shares issued in connection with option, benefit and savings plans	4,123	4,123	76,553			80,676
Other comprehensive loss					(6,397)	(6,397)

Balance at December 31, 2003	78,826	$78,826	$463,610	$1,399,940	$(62,856)	$1,879,520

See Notes to Consolidated Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$451,022	$234,367	$167,268
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	324,404	224,589	180,646
Depreciation and amortization	114,424	96,829	108,348
Minority interests in net income	95,700	65,640	44,772
Investment (gains) losses	(35,717)	18,892	(6,644)
Other, net	(59,789)	(43,337)	(12,166)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(269,468)	(193,105)	(153,373)
Net change in income tax accounts	(4,975)	(8,376)	39,232
Increase in accounts and accrued income receivable	(17,443)	(17,223)	(63,668)
Increase in accounts payable and accrued liabilities	161,140	95,531	68,920
Increase in deferred revenue	129,507	66,047	30,383
Other, net	(58,685)	753	(15,471)

Cash provided by operating activities	830,120	540,607	388,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(499,038)	(51,450)	(18,935)
Net (increase) decrease in deposits with banks	(13,768)	(11,905)	4,427
Purchases of debt and equity securities	(320,134)	(284,776)	(188,738)
Proceeds from sales of debt and equity securities	232,941	116,701	52,147
Proceeds from maturities of debt securities	52,857	127,187	89,746
Net decrease in other long-term investments	42,110	24,859	13,025
Net decrease (increase) in loans receivable	2,934	(3,898)	(9,812)
Capital expenditures	(98,963)	(94,672)	(129,221)
Purchases of capitalized data	(19,866)	(17,745)	(12,583)
Net proceeds from sale of property and equipment	3,373	3,661	4,299

Cash used for investing activities	(617,554)	(192,038)	(195,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	(7,893)	(6,812)	9,996
Proceeds from issuance of notes	177,117	9,919	212,717
Repayment of debt	(152,722)	(40,414)	(34,235)
Purchase of Company shares	—	—	(965)
Proceeds from exercise of stock options	26,500	8,401	10,566
Proceeds from issuance of stock to employee benefit plans	5,989	4,433	160
Contributions from minority shareholders	58,000	—	—
Distributions to minority shareholders	(72,882)	(43,903)	(28,296)
Cash dividends	(34,008)	(24,570)	(18,210)

Cash provided by (used for) financing activities	101	(92,946)	151,733

Net increase in cash and cash equivalents	212,667	255,623	344,335
Cash and cash equivalents—Beginning of year	900,863	645,240	300,905

Cash and cash equivalents—End of year	$1,113,530	$900,863	$645,240

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$36,276	$33,281	$28,323
Premium taxes	$46,723	$30,655	$20,349
Income taxes	$296,227	$157,528	$93,361
Noncash investing and financing activities:
Shares issued for benefits plans	$48,187	$18,998	$11,167
Company acquisitions in exchange for common stock	$28,480	$61,351	$82,814
Purchase of minority interest	$—	$—	$1,322
Liabilities in connection with company acquisitions	$330,599	$55,761	$34,596

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has seven reporting segments that fall within two primary business groups, financial services and information technology. The Financial Services group includes title insurance and services, specialty insurance, and trust and other services. The title insurance and services segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products and services. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The trust and other services segment provides investment advisory and trust and thrift services. The Information Technology group includes mortgage information, property information, credit information and screening information. The mortgage information segment provides tax monitoring, flood zone certification, default management services and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides resident screening, pre-employment screening, substance abuse management and testing, consumer direct location services and motor vehicle reporting.

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of The First American Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain 2001 and 2002 amounts have been reclassified to conform to the 2003 presentation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation requires the consolidation of variable interest entities (VIEs) created or acquired if certain conditions are met. During December 2003, the FASB issued FIN 46 revised (FIN 46R) to defer the implementation date for pre-existing VIEs that are not special purpose entities until the end of the first interim or annual period ending after December 15, 2003. For VIEs that are not special purpose entities, companies must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46 as revised by FIN 46R did not have a material impact on the Company’s financial condition or results of operations.

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

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various corporations, certain state and political subdivisions and mortgage-backed securities.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities are carried at fair value and consist primarily of investments in marketable common stocks of corporate entities.

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting; and notes receivable and other investments, which are carried at the lower of cost or fair value less costs to sell.

The Company classifies its debt and equity securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of a debt or equity security is temporary in nature, it records the decline as an unrealized loss in stockholders’ equity. If the decline is believed to be other than temporary, the debt or equity security is written down to the carrying value and a realized loss is recorded on the Company’s statement of income. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Property and equipment

Property and equipment includes computer software acquired or developed for internal use and for use with the Company’s products. Software development costs, which include capitalized interest costs incurred and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 40 and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 10 years.

Title plants and other indexes

Title plants and other indexes include the Company’s title plants, flood zone databases and capitalized real estate data. Title plants and flood zone databases are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants and flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. Capitalized real estate data, which is primarily used by the Company’s property information segment, is amortized using the straight-line method over estimated useful lives of 5 to 15 years. The Company continually analyzes its title plant and other indexes for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $42.7 million and $41.6 million at December 31, 2003 and 2002, respectively.

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

Impairment of long-lived assets and loans receivable

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). This standard requires that the Company test long-lived assets for impairment whenever there are recognized events or changes in circumstances that could affect the carrying value of the long-lived assets. In accordance with SFAS 144, management uses estimated expected future cash flows (undiscounted and excluding interest costs) to measure the recoverability of long-lived assets held and used. As of December 31, 2003 and 2002, no indications of impairment were identified. SFAS 144 also requires that long-lived assets classified as held for sale be carried at the lower of cost or market as of the date the criteria established by SFAS 144 have been met. As of December 31, 2003 and 2002, no long-lived assets were classified as held for sale.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. As of December 31, 2003 and 2002, no indications of impairment of loans receivable were identified.

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

Information Technology Group—The Company’s tax service operations defer the tax service fee and recognize that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. Revenues earned by the other products in the Information Technology group are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Escrow and trust deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $4.5 billion and $5.6 billion at December 31, 2003 and 2002, respectively, of which $260.2 million and $176.6 million were held at certain of the Company’s subsidiaries. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $2.3 billion and $1.9 billion at December 31, 2003 and 2002, respectively, and were held at the Company’s trust subsidiary. Escrow and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, the Company holds the proceeds from sales transactions until a qualified acquisition occurs. Like-kind exchange deposits totaled $1.1 billion and $978.0 million at December 31, 2003 and 2002, respectively. The Company also facilitates tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require the Company, using the customer’s funds, to acquire the qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse exchange property totaled $229.4 million and $154.6 million at December 31, 2003 and 2002, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $31.7 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2003.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2004 is $313.4 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $746.6 million and $651.3 million at December 31, 2003 and 2002, respectively. Statutory net income for the years ended December 31, 2003, 2002 and 2001, was $229.9 million, $132.0 million and $118.7 million, respectively.

The National Association of Insurance Commissioners established certain statutory accounting practices, which became effective January 1, 2001. Adoption of the practices did not have a material impact on the Company’s statutory financial condition or results of operations.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized Cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2003
U.S. Treasury securities	$74,669	$2,399	$(120)	$76,948
Corporate securities	136,574	7,464	(287)	143,751
Obligations of states and political subdivisions	79,726	3,713	(200)	83,239
Mortgage-backed securities	46,761	633	(857)	46,537

	$337,730	$14,209	$(1,464)	$350,475

December 31, 2002
U.S. Treasury securities	$31,190	$2,256	—	$33,446
Corporate securities	155,683	9,400	$(700)	164,383
Obligations of states and political subdivisions	72,525	3,251	(257)	75,519
Mortgage-backed securities	35,188	1,405	(77)	36,516

	$294,586	$16,312	$(1,034)	$309,864

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value

	(in thousands)
Due in one year or less	$24,183	$24,505
Due after one year through five years	117,959	123,178
Due after five years through ten years	102,913	108,576
Due after ten years	45,914	47,679

	290,969	303,938
Mortgage-backed securities	46,761	46,537

	$337,730	$350,475

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities are as follows:

		Gross unrealized		Estimated fair value
	Cost	gains	losses
	(in thousands)
December 31, 2003
Preferred stock:
Other	$2,925	$312	$(1)	$3,236
Common stocks:
Corporate securities	46,625	4,707	(8,914)	42,418
Other	81	34	(11)	104

	$49,631	$5,053	$(8,926)	$45,758

December 31, 2002
Preferred stock:
Other	$4,085	$56	$(168)	$3,973
Common stocks:
Corporate securities	43,079	5,164	(15,979)	32,264
Other	882	24	(212)	694

	$48,046	$5,244	$(16,359)	$36,931

The fair value of debt and equity securities was estimated using quoted market prices. Sales of debt and equity securities resulted in realized gains of $7.0 million, $2.2 million and $0.6 million; and realized losses of $3.1 million, $4.8 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In accordance with the enhanced disclosure provisions of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than Temporary Impariment and Its Application to Certain Investments,” the Company, at December 31, 2003 had gross unrealized losses of $1.5 million from debt securities that had been in an unrealized loss position for less than 12 months. The fair value of those debt securities that had been in an unrealized loss position for less than 12 months is $16.1 million. At December 31, 2003, the Company had gross unrealized losses of $8.9 million from equity securities that had been in an unrealized loss position for 12 months or greater. The fair value of those equity securities that had been in an unrealized loss position for 12 months or greater was $19.3 million.

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2003	2002
	(in thousands)
Real estate—mortgage	$109,340	$113,853
Other	8	25

	109,348	113,878
Unearned income on lease contracts		(3)
Allowance for loan losses	(1,290)	(1,170)
Participations sold	(2,588)	(4,361)
Deferred loan fees, net	(242)	(182)

	$105,228	$108,162

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 8.0% and 9.0% for the years ended December 31, 2003 and 2002, respectively. Average yields are affected by amortization of discounts on loans purchased from other institutions, prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

The fair value of loans receivable was $105.3 million and $108.4 million at December 31, 2003 and 2002, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable in each of the five years after December 31, 2003, are as follows:

Year	(in thousands)
2004	$385
2005	$5
2006	$996
2007	$46
2008	$1,271

NOTE 5.    Goodwill and Other Intangible Assets:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangibles and superceded Accounting Principles Board Opinions No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Pursuant to SFAS 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 requires that goodwill and other intangible assets be allocated to various reporting units that are either operating segments or one reporting unit below the operating segment. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, subprime credit information, pre-employment and drug screening, tenant screening and motor vehicle reporting.

The SFAS 142 impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value. The fair value of the goodwill is determined by discounted cash flow analysis and appraised values. If the fair value is less than the book value, an impairment is considered to exist.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that its flood zone certification database, which is included in “Title plants and other indexes,” is an intangible asset with an indefinite life. Accordingly, this asset is not amortized but rather tested annually for impairment by comparing the fair value of the database with its carrying value. In addition, the Company had $113.6 million of intangible assets included in “Other assets” at December 31, 2003, with definite lives ranging from three to ten years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

In accordance with the provisions of SFAS 142, the Company completed the required annual impairment tests of goodwill and intangible assets with indefinite lives for the years ended December 31, 2003 and 2002, and determined that there was no impairment.

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, as of December 31, 2003, is as follows:

	Balance as of January 1, 2003	Acquired/(disposed of) during the year	Impairment losses	Balance as of December 31, 2003
	(in thousands)
Financial Services:
Title Insurance	$149,013	$111,139	—	$260,152
Specialty Insurances	19,794	—	—	19,794
Trust and Other Services	—	—	—	—
Information Technology:
Mortgage Information	72,423	473,189	—	545,612
Property Information	124,678	25,721	—	150,399
Credit Information	86,900	(14,450)	—	72,450
Screening Information	111,183	93,490	—	204,673

	$563,991	$689,089	—	$1,253,080

Pro forma net income and earnings per share, adjusted to add back the amortization of goodwill, net of income taxes, is as follows:

	2003	2002	2001
	(in thousands except per share amounts)
Reported net income	$451,022	$234,367	$167,268
Add back: Goodwill amortization	—	—	15,061

Adjusted net income	$451,022	$234,367	$182,329

Basic earnings per share:
Reported net income	$5.89	$3.27	$2.51
Goodwill amortization	—	—	0.23

Adjusted net income	$5.89	$3.27	$2.74

Diluted earnings per share:
Reported net income	$5.22	$2.92	$2.27
Goodwill amortization	—	—	0.20

Adjusted net income	$5.22	$2.92	$2.47

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Demand Deposits:

Passbook and investment certificate accounts are summarized as follows:

	December 31
	2003	2002
	(in thousands except percentages)
Passbook accounts	$19,784	$20,227

Certificate accounts:
Less than one year	35,473	43,639
One to five years	21,323	20,607

	56,796	64,246

	$76,580	$84,473

Annualized interest rates:
Passbook accounts	2%	2%-3%

Certificate accounts	2%-7%	2%-7%

The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $57.1 million and $65.1 million at December 31, 2003 and 2002, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

NOTE 7.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$360,305	$314,777	$284,607
Provision related to:
Current year	324,406	224,058	181,346
Prior years	(2)	531	(700)

	324,404	224,589	180,646

Payments related to:
Current year	151,590	97,729	90,442
Prior years	117,896	79,888	61,079

	269,486	177,617	151,521

Other	20,629	(1,444)	1,045

Balance at end of year	$435,852	$360,305	$314,777

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions. Included in “Other” for 2003 was a $16.0 million purchase accounting adjustment related to the acquisition of Transamerica Finance Corporation’s tax monitoring and flood zone certification businesses. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $133.3 million, $79.8 million and $69.1 million in 2003, 2002 and 2001, respectively, that relate to the Company’s non-title insurance operations.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Notes and Contracts Payable:

	December 31
	2003	2002
	(in thousands)
4.5% senior convertible debentures, due April 2008	$210,000	$210,000
7.55% senior debentures, due April 2028	99,558	99,540
Trust deed notes with maturities through 2023, collateralized by land and buildings with a net book value of $63,117, weighted-average interest rate of 5.5%	62,360	152
Other notes and contracts payable with maturities through 2013, weighted-average interest rate of 5.5%	181,970	116,013

	$553,888	$425,705

The Company has $210.0 million of senior convertible debentures due in 2008. The debentures are convertible into common shares of the Company at $28 per share. The Company may redeem some or all of the debentures at any time on or after April 15, 2004. The Company has also issued debt that is convertible into shares of its common stock to finance certain acquisitions. This debt, which is included in “Other notes and contracts payable,” is convertible at the option of each note holder at a conversion price of $30 per share. The balance of this convertible debt was $24.5 million and $28.9 million at December 31, 2003 and 2002, respectively.

In October 2003, the Company obtained a $55.0 million loan collateralized by its corporate headquarters. This loan will be repaid over a 20-year period and requires the Company to maintain certain minimum levels of capital and earnings.

The Company has one primary bank credit agreement that provides for a $200.0 million unsecured line of credit. Under the terms of the credit agreement, the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit remains in effect until October 2006 and was unused at December 31, 2003 and 2002. The Company’s publicly traded subsidiary, First Advantage Corporation also has a bank credit agreement that provides for a $15.0 million collateralized line of credit. Under the terms of that credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until July 2005 and had a balance due of $9.0 million at December 31, 2003.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2003, are as follows:

Year	(in thousands)
2004	$55,049
2005	$49,719
2006	$46,931
2007	$18,326
2008	$223,949

The fair value of notes and contracts payable was $564.5 million and $442.4 million at December 31, 2003 and 2002, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company’s notes and contracts payable was 5.5% and 6.0% at December 31, 2003 and 2002, respectively.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement was effective for interim periods beginning after June 15, 2003 and establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The implementation of this statement required the Company to reclassify its “Mandatorily redeemable preferred securities” as debt. As a result of the change in classification, the Company’s debt-to-total capitalization ratio increased. This change has not had any other impact on the Company’s financial condition or results of operations.

The fair value of the Company’s mandatorily redeemable preferred securities was $100.0 million at December 31, 2003 and 2002 and was estimated based on the current rates offered to the Company for debt of the same type and remaining maturity.

NOTE 10.    Investment and Other Income:

The components of investment and other income are as follows:

	2003	2002	2001
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$9,359	$7,204	$15,837
Debt securities	19,999	19,242	17,118
Other long-term investments	2,877	5,786	11,826
Dividends on marketable equity securities	1,435	1,328	1,504
Equity in earnings of unconsolidated affiliates	59,789	43,337	25,013
Other	12,349	12,926	9,795

	$105,808	$89,823	$81,093

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Income Taxes:

Income taxes are summarized as follows:

	2003	2002	2001
	(in thousands)
Current:
Federal	$247,779	$118,748	$101,665
State	43,727	23,560	9,181
Foreign	6,964	2,609	2,136

	298,470	144,917	112,982

Deferred:
Federal	(4,697)	6,587	3,526
State	(1,773)	(1,604)	992

	(6,470)	4,983	4,518

	$292,000	$149,900	$117,500

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2003	2002	2001
	(in thousands)
Taxes calculated at federal rate	$260,091	$134,494	$99,669
Tax exempt interest income	(1,005)	(748)	(1,291)
Tax effect of minority interests	1,249	1,837	1,146
State taxes, net of federal benefit	28,670	13,767	7,430
Exclusion of certain meals and entertainment expenses	5,990	5,222	4,661
Other items, net	(2,995)	(4,672)	5,885

	$292,000	$149,900	$117,500

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31
	2003	2002
	(in thousands)
Deferred tax assets:
Deferred revenue	$195,476	$87,705
Employee benefits	48,516	34,993
Bad debt reserves	19,181	16,531
Loss reserves	35,764	14,044
Accumulated other comprehensive income	31,464	26,613
Net operating loss carryforward	50,171	16,742
Excess capital losses	3,554	—
Other	8,406	5,920

	392,532	202,548

Deferred tax liabilities:
Depreciable and amortizable assets	131,948	112,177
Investment gain	17,261	17,418
Claims and related salvage	55,794	39,424
Other	2,478	2,052

	207,481	171,071

Net deferred tax asset before valuation allowance	185,051	31,477

Valuation allowance	(43,429)	(10,526)

Net deferred tax asset	$141,622	$20,951

For the year 2003, domestic and foreign pretax income from continuing operations was $727.1 million and $15.9 million, respectively.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $5.8 million, $1.5 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had available net operating-loss carryforwards totaling approximately $130.4 million for income tax purposes, of which $10.4 million has an indefinite expiration. The remaining $120.0 million begins to expire at various times beginning in 2008 and ending in 2023.

The valuation allowance relates primarily to deferred tax assets for federal and state net operating-loss carryforwards relating to acquisitions consummated by First Advantage. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and State jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. To the extent that the related tax benefits are realized in subsequent years, they will be applied to reduce goodwill arising from the acquisitions.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Earnings Per Share:

The Company’s potential dilutive shares are stock options and convertible debt. Stock options are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net income and weighted average shares outstanding is as follows:

	2003	2002	2001
	(in thousands, except per share data)
Numerator:
Net income—numerator for basic net income per share	$451,022	$234,367	$167,268
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	6,823	7,017	5,247

Numerator for diluted net income per share	$457,845	$241,384	$172,515

Denominator
Weighted-average shares—denominator for basic net income per share	76,632	71,594	66,568
Effect of dilutive securities:
Employee stock options	2,754	2,436	3,073
Convertible debt	8,389	8,537	6,193

Denominator for diluted net income per share	87,775	82,567	75,834

Net income per share:
Basic	$5.89	$3.27	$2.51

Diluted	$5.22	$2.92	$2.27

For the three years ended December 31, 2003, 2002 and 2001, 1.0 million, 3.6 million and 2.8 million options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 13.    Employee Benefit Plans:

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers” Disclosures About Pensions and Other Post Retirement Benefits” to require additional disclosures related to pensions and post retirement benefits. The Company has implemented the revised disclosures in these financial statements.

The Company has benefit plans covering substantially all employees, including a 401(k) savings plan (the Savings Plan), an employee stock purchase plan and a defined benefit pension plan.

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $48.4 million, $39.6 million and $16.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Savings Plan allows the participants to purchase the Company’s stock as one of the investment options. The Savings Plan held 9,982,000 and 8,906,000 shares of the Company’s common stock, representing 12.7% and 12.0% of the total shares outstanding at December 31, 2003 and 2002, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The employee stock purchase plan allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. There were 283,000 and 245,000 shares issued in connection with the plan for the years ending December 31, 2003 and 2002, respectively. At December 31, 2003, there were 2,455,000 shares reserved for future issuances.

The Company’s defined benefit pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service. The Company’s policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has nonqualified, unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are anticipated to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives.

The following table provides a reconciliation of the changes in the defined benefit plan and supplemental benefit plan obligations, fair value of assets, a statement of the funded status and a summary of the amounts recognized in the consolidated financial statements as of December 31, 2003 and 2002:

	December 31
	2003		2002
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$227,013	$73,322	$183,186	$59,393
Service costs	12,033	2,904	17,321	2,304
Interest costs	14,789	5,535	13,484	4,709
Plan amendments	(2,168)	6	—	—
Actuarial losses	15,250	13,663	22,910	9,407
Benefits paid	(14,767)	(3,212)	(9,888)	(2,491)

Projected benefit obligation at end of year	252,150	92,218	227,013	73,322

Change in plan assets:
Plan assets at fair value at beginning of year	147,932	—	138,247	—
Actual return on plan assets	17,407	—	(12,024)	—
Company contributions	2,904	3,212	31,597	2,491
Benefits paid	(14,767)	(3,212)	(9,888)	(2,491)

Plan assets at fair value at end of year	153,476	—	147,932	—

Reconciliation of funded status:
Funded status of the plans	(98,674)	(92,218)	(79,081)	(73,322)
Unrecognized net actuarial loss	101,267	37,262	93,806	25,476
Unrecognized prior service cost	(7,791)	464	(9,783)	818
Unrecognized net transition (asset) obligation	(7)	—	(28)	—

Prepaid (accrued) pension cost	(5,205)	(54,492)	4,914	(47,028)

Amounts recognized in the consolidated financial statements consist of:
Accrued benefit liability	(96,778)	(68,483)	(76,728)	(55,328)
Intangible asset	—	463	(29)	818
Minimum pension liability adjustment	91,573	13,528	81,671	7,482

	$(5,205)	$(54,492)	$4,914	$(47,028)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	2003	2002	2001
	(in thousands)
Expense:
Service cost	$14,937	$19,625	$17,015
Interest cost	20,324	18,193	15,737
Actual return on plan assets	(14,046)	(14,795)	(15,926)
Amortization of net transition obligation	(22)	(22)	309
Amortization of prior service cost	(3,802)	(3,632)	(3,632)
Amortization of net loss	6,309	2,707	742

	$23,700	$22,076	$14,245

The projected benefit obligation for the defined benefit plans and the unfunded supplemental benefit plans was determined using the following weighted-average assumptions:

	December 31
	2003	2002
Defined benefit pension plan
Discount rate	6.25%	6.75%
Rate of return on plan assets	9.00%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.25%	6.75%

The asset allocation for the Company’s defined benefit pension plan trust is as follows:

	Target allocation	Percentage of plan assets at December 31
	2004	2003	2002
Asset category
Domestic equities	52%	52%	51%
Fixed income	46%	46%	46%
Cash	2%	2%	3%

Included in the domestic equities amount above are common shares of the Company with a market value of $12.1 million as of December 31, 2003.

NOTE 14.    Stock Option Plans:

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 1999, in connection with the Company’s business combination with National Information Group (NAIG), which was accounted for under the pooling-of-interests method of accounting, the Company adjusted the outstanding NAIG stock options to substitute Common shares of the Company for the shares of NAIG that were issuable upon exercise of those options. At December 31, 2003, 14,430 common shares of the Company were issuable pursuant to exercise of the remaining outstanding adjusted NAIG options with exercise prices ranging from $7.65 to $15.58.

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

	2003	2002	2001
	(in thousands, except per share amounts)
Net income:
As reported	$451,022	$234,367	$167,268
Pro forma	$441,517	$229,434	$157,609
Earnings per share:
As reported
Basic	$5.89	$3.27	$2.51
Diluted	$5.22	$2.92	$2.27
Pro forma
Basic	$5.76	$3.20	$2.37
Diluted	$5.11	$2.86	$2.15

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively; dividend yield of 1.8%, 1.9% and 1.4%; expected volatility of 45.1%, 48.9% and 53.6%; risk-free interest rate of 4.2%, 4.2% and 5.4%; and expected life of seven years, seven years and eight years.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions involving stock options are summarized as follows:

	Number outstanding	Weighted-average exercise price
	(in thousands, except weighted-average exercise price)
Balance at December 31, 2000	9,798	$15.45
Granted during 2001	1,288	$18.82
Exercised during 2001	(1,009)	$11.17
Forfeited during 2001	(371)	$18.88

Balance at December 31, 2001	9,706	$16.22
Granted during 2002	508	$17.41
Exercised during 2002	(802)	$11.08
Forfeited during 2002	(466)	$17.73

Balance at December 31, 2002	8,946	$16.66
Granted during 2003	1,652	$23.45
Exercised during 2003	(2,011)	$13.30
Forfeited during 2003	(241)	$18.66

Balance at December 31, 2003	8,346	$16.66

Stock options outstanding and exercisable at December 31, 2003, are summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Average remaining life in years	Average exercise price	Options	Average exercise price
	(options in thousands)
$ 3.95—$13.00	2,483	5.5	$10.09	1,269	$9.47
$13.01—$23.57	2,386	7.9	$19.57	626	$17.34
$23.58—$24.00	2,511	4.3	$23.58	2,504	$23.58
$24.01—$43.58	966	8.2	$26.38	242	$28.98

$ 3.95—$43.58	8,346	6.1	$18.75	4,641	$19.16

NOTE 15.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 2000, the Company’s subsidiary, First American Real Estate Information Services, Inc. and, in 1999, the Company entered into sale-leaseback agreements with regard to certain furniture and equipment with a net book value of $30.7 million and $65.7 million, respectively. Proceeds from the sales, which amounted to $33.8 million and $80.1 million and gains of $3.1 million and $14.4 million for the years ended December 31, 2000 and 1999, respectively, have been included in “Deferred revenue” and will be amortized over the life of the leases. Under the agreements, the Company’s subsidiary and the Company agreed to lease the equipment for three to five years with minimum annual lease payments of $3.3 million and $9.3 million, respectively. At the end of the term of the leases, the Company has the option to acquire the equipment or return it to the lessor.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003, are as follows:

Year	(in thousands)
2004	$167,962
2005	129,652
2006	86,323
2007	52,484
2008	29,628
Later years	33,840

$499,889

Total rental expense for all operating leases and month-to-month rentals was $205.6 million, $178.2 million and $162.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other commitments and guarantees

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

The Company and Experian Information Solutions, Inc. (Experian) are parties to a joint venture that resulted in the creation of the Company’s First American Real Estate Solutions, LLC (FARES) subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is greater than $80.0 million and less than $160.0 million. As of December 31, 2003, the purchase price exceeded $160.0 million and, therefore, Experian’s right was not exercisable as of such date. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the minority shares of certain less-than-100.0% owned subsidiaries if certain conditions are met. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2003, was not material.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2003.

NOTE 16.    Stockholders’ Equity:

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

Components of other comprehensive income are as follows:

	Unrealized gains on securities	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2000	$6,541	$(1,572)	$4,969
Pretax change	(5,928)	(22,665)	(28,593)
Tax effect	2,076	7,932	10,008

Balance at December 31, 2001	2,689	(16,305)	(13,616)
Pretax change	28	(64,068)	(64,040)
Tax effect	(1,227)	22,424	21,197

Balance at December 31, 2002	1,490	(57,949)	(56,459)
Pretax change	4,709	(15,810)	(11,101)
Tax effect	(878)	5,582	4,704

Balance at December 31, 2003	$5,321	$(68,177)	$(62,856)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $3.9 million and $(2.6) million of net realized gains (losses) for the years ended December 31, 2003 and 2002, respectively. There were no reclassification adjustments in 2001.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the terms of the settlements, the Company will pay up to $5.5 million to certain customers in the form of cash refunds and discounts against future title insurance and escrow services. The settlements further required the Company to pay approximately $2.5 million to specified governmental agencies; counsel to the class action plaintiffs; and the Consumer Protection Prosecution Trust Fund, a trust fund established to assist consumers in protecting their rights.

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

On October 1, 2003, the Company acquired the real estate tax monitoring and flood zone certification businesses of Transamerica Finance Corporation for a combined net purchase price of $375 million. These businesses will be integrated with the Company’s existing real estate tax monitoring and flood zone certification businesses which are included in the Company’s mortgage information and services segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at October 1, 2003. As a result of this acquisition, the Company recognized approximately $473.0 million of goodwill and $63.6 million of intangible assets with definite lives. The operating results of Transamerica’s tax monitoring and flood zone certification businesses are included in the Company’s consolidated financial statements commencing October 1, 2003. Assuming the acquisition had occurred January 1, 2002, pro forma revenues, net income and net income per diluted share would have been $6.4 billion, $487.2 million and $5.63, respectively, for the year ended December 31, 2003; and $4.9 billion, $264.5 million and $3.29, respectively, for the year ended December 31, 2002.

On June 5, 2003, the Company formed First Advantage Corporation, which was created through the merger of First American Corporation’s screening information businesses with the operations of US SEARCH.com Inc. Under the terms of the agreement, the former stockholders of US SEARCH received 0.04 of a Class A common share of First Advantage for each share of US SEARCH owned prior to the merger. The former stockholders of

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

US SEARCH hold approximately 20% of the total shares of First Advantage. The First American Corporation received Class B common stock, entitling 10 votes for each share, representing approximately 80% of the total shares of First Advantage. Approximately $3.0 million of intangible assets with definite lives and $54.9 million of goodwill was recorded by First Advantage as part of this transaction. The new public company trades Class A common stock as “FADV” on the NASDAQ National Market System.

First Advantage Corporation completed 9 acquisitions during the current year. The aggregate purchase price of these acquisition was $10.9 million in cash, $11.3 million in notes payable and .9 million shares, valued at $15.2 million, of First Advantage’s Class A common stock. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of these transactions, First Advantage recorded approximately $6.1 million of intangible assets with definite lives and $27.6 million of goodwill. In accounting for the First Advantage shares issued in these acquisitions, the Company, whose ownership interest was reduced to approximately 77 percent, recorded a pretax gain of $2.3 million.

In addition to the acquisitions discussed above, the Company completed 30 acquisitions during the year ended December 31, 2003. These acquisitions were individually not material and are included in the following business segments: 25 in the title insurance and services segment, two in the mortgage information segment and three in the property information segment. Their aggregate purchase price was $71.7 million in cash, $53.9 million in notes and 1.1 million shares of the Company’s common stock valued at $28.5 million. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $121.2 million in goodwill and $20.3 million of intangible assets with definite lives was recorded. The operating results of these acquired companies were included in the Company’s consolidated financial statements from their respective acquisition dates.

Assuming all of the current year acquisitions had occurred January 1, 2002, pro forma revenues, net income and net income per diluted share would have been $6.6 billion, $498.8 million and $5.72, respectively, for the year ended December 31, 2003; and $5.2 billion, $265.8 million and $3.07, respectively, for the year ended December 31, 2002. All pro forma results include interest expense on acquisition debt. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NOTE 20.    Segment Financial Information:

The Company, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has seven reporting segments that fall within two primary business groups, financial services and information technology. The Financial Services group includes title insurance, specialty insurance and trust and other services. The title insurance and services segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges and other related products. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The trust and other services segment provide investment advisory and trust and thrift services. The Information Technology group includes mortgage information, property information, credit information and screening information. The mortgage information segment provides tax monitoring, flood zone certification, default management services and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides resident screening, pre-employment screening, substance abuse management and testing, consumer direct location services and motor vehicle reporting.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services in Australia, The Bahama Islands, Canada, Guam, Hong Kong, Ireland, Mexico, New Zealand, Puerto Rico, South Korea, the United Kingdom, the U.S. Virgin Islands and other countries abroad. The international operations account for less than 1% of the Company’s income before income taxes and minority interests. Home warranty services are provided in 40 states throughout the United States. Property and casualty insurance is offered nationwide. Trust and other services products are provided in Southern California. The products offered by the four segments included in the Information Technology group are provided nationwide.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense.

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Income (loss) before income taxes and minority interests	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2003
Title Insurance	$4,455,238	$39,158	$494,946	$2,123,388	$109,168	$38,978
Specialty Insurance	219,837	1,929	30,125	380,663	—	1,305
Trust and Other Services	39,645	829	9,683	156,177	3,436	206
Mortgage Information	668,765	19,296	238,508	1,117,825	2,313	15,941
Property Information	390,151	22,847	105,339	539,882	9,337	19,798
Credit Information	267,074	11,838	64,291	189,389	54,528	4,949
Screening Information	166,536	10,166	4,505	284,007	—	4,740
Corporate	6,468	8,361	(108,675)	100,780	—	13,046

	$6,213,714	$114,424	$838,722	$4,892,111	$178,782	$98,963

2002
Title Insurance	$3,437,726	$42,092	$271,720	$1,618,186	$66,939	$45,014
Specialty Insurance	153,205	1,965	24,465	282,199	—	1,829
Trust and Other Services	41,687	1,091	13,548	147,039	3,558	299
Mortgage Information	485,206	10,161	146,849	433,471	—	12,130
Property Information	279,754	18,729	71,459	450,355	23,787	14,096
Credit Information	221,761	11,355	39,266	161,964	13,457	7,732
Screening Information	100,888	4,050	2,459	157,051	—	3,964
Corporate	(16,018)	7,386	(119,859)	147,780	—	9,608

	$4,704,209	$96,829	$449,907	$3,398,045	$107,741	$94,672

2001
Title Insurance	$2,690,677	$49,208	$173,654	$1,303,832	$49,000	$48,197
Specialty Insurance	120,558	3,671	11,929	204,326	—	2,383
Trust and Other Services	39,661	1,173	12,269	138,899	3,756	651
Mortgage Information	420,118	11,233	129,751	379,170	—	21,187
Property Information	227,900	23,355	35,321	394,197	26,277	25,549
Credit Information	201,029	12,145	30,062	175,759	4,947	17,970
Screening Information	49,326	1,810	(286)	58,360	—	4,122
Corporate	1,454	5,753	(63,160)	182,720	—	9,162

	$3,750,723	$108,348	$329,540	$2,837,263	$83,980	$129,221

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2003
Revenues	$1,341,975	$1,542,931	$1,716,742	$1,612,066
Income before income taxes and minority interests	$163,493	$239,753	$260,759	$174,717
Net income	$87,580	$127,476	$141,847	$94,119
Net income per share:
Basic	$1.18	$1.67	$1.83	$1.20
Diluted	$1.05	$1.47	$1.62	$1.07

Year Ended December 31, 2002
Revenues	$1,042,202	$1,091,530	$1,196,086	$1,374,391
Income before income taxes and minority interests	$88,559	$80,054	$129,022	$152,272
Net income	$44,075	$40,121	$67,359	$82,812
Net income per share:
Basic	$0.63	$0.56	$0.94	$1.13
Diluted	$0.57	$0.51	$0.84	$1.01

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2003

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$57,945	$57,945	$57,945

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$74,669	$76,948	$76,948

Corporate securities
Registrant—None
Consolidated	$136,574	$143,751	$143,751

Obligations of states and political subdivisions
Registrant—None
Consolidated	$79,726	$83,239	$83,239

Mortgage-backed securities
Registrant—None
Consolidated	$46,761	$46,537	$46,537

Total debt securities:
Registrant—None
Consolidated	$337,730	$350,475	$350,475

Equity securities:
Registrant—None
Consolidated	$49,631	$45,758	$45,758

Other long-term investments:
Registrant	$3,756	$3,756	$3,756

Consolidated	$233,794	$233,794	$233,794

Total investments:
Registrant	$3,756	$3,756	$3,756

Consolidated	$679,100	$687,972	$687,972

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2003
Title Insurance	—	$367,992	$6,558
Specialty Insurance	$19,888	32,285	98,718
Trust and Other Services	—	3	—
Mortgage Information	—	31,620	596,274
Property Information	—	3,952	12,727
Credit Information	—	—	3,725
Screening Information			1,501
Corporate	—	—	—

Total	$19,888	$435,852	$719,503

2002
Title Insurance	—	$319,826	$7,356
Specialty Insurance	$22,648	19,021	90,356
Trust and Other Services	—	3	—
Mortgage Information	—	18,373	251,298
Property Information	—	3,082	7,576
Credit Information	—	—	1,938
Screening Information			223
Corporate	—	—	—

Total	$22,648	$360,305	$358,747

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2003
Title Insurance	$4,402,984	$52,254	$179,814		$715,725
Specialty Insurance	207,287	12,550	119,546	$2,885	20,431	$139,012
Trust and Other Services	39,546	99	29		13,219
Mortgage Information	642,684	26,081	24,229		177,234
Property Information	366,271	23,880	786		131,896
Credit Information	246,987	20,087	—		129,367
Screening Information	166,430	106	—		97,034
Corporate	—	6,468	—	—	32,084	—

Total	$6,072,189	$141,525	$324,404	$2,885	$1,316,990	$139,012

2002
Title Insurance	$3,393,592	$44,134	$135,622		$584,604
Specialty Insurance	143,307	9,898	77,049	$11,313	283	$69,412
Trust and Other Services	41,737	(51)	130		12,658
Mortgage Information	479,288	5,919	11,975		159,211
Property Information	259,315	20,440	150		86,039
Credit Information	215,337	6,424	(348)		107,781
Screening Information	100,702	186	11		61,037
Corporate	—	(16,019)	—	—	26,199	—

Total	$4,633,278	$70,931	$224,589	$11,313	$1,037,812	$69,412

2001
Title Insurance	$2,648,994	$41,684	$113,811		$474,127
Specialty Insurance	112,054	8,504	58,499	$9,365	4,905	$16,982
Trust and Other Services	39,882	(221)	112		13,873
Mortgage Information	407,006	13,110	8,748		140,199
Property Information	210,975	16,925	(1,099)		73,809
Credit Information	194,981	6,048	575		101,323
Screening Information	49,094	233	—		26,499
Corporate	—	1,454	—	—	9,504	—

Total	$3,662,986	$87,737	$180,646	$9,365	$844,239	$16,982

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2003	$4,406,746	$9,223	$5,461	$4,402,984	0.1%

2002	$3,395,743	$5,357	$3,206	$3,393,592	0.1%

2001	$2,651,380	$6,622	$4,236	$2,648,994	0.2%

Specialty Insurance
2003	$141,456	$50,572	—	$90,884	0.0%

2002	$49,497	$8,648	$171	$41,020	0.4%

2001	$23,086	$2,264	$4	$20,826	0.0%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2003

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$50,782	$25,723			$21,393	(A)	$55,112

Reserve for title losses and other claims:
Registrant—None
Consolidated	$360,305	$324,404	$20,629	(B)	$269,486	(B)	$435,852

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,170	$120					$1,290

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,066	$155			$19	(D)	$1,202

Reserve deducted from other assets:
Registrant—None
Consolidated	$2,489	$1,081					$3,570

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$10,526		$32,903	(E)			$43,429

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $20,629 in purchase accounting adjustments

Note C—Amount represents claim payments, net of recoveries

Note D—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Note E—Amount represents allowance against recognition of future tax benefits related to net operating loss carryforwards.

SCHEDULE V

2 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2002

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$39,107	$22,061			$10,386	(A)	$50,782

Reserve for title losses and other claims:
Registrant—None
Consolidated	$314,777	$224,589	$1,865	(B)	$180,926	(C)	$360,305

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,050	$123			$3	(A)	$1,170

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,101		$137		$172	(D)	$1,066

Reserve deducted from other assets:
Registrant—None
Consolidated	$3,418	$200			$1,129	(D)	$2,489

Reserve deducted from deferred income taxes:
Registrant—None Consolidated			$10,526	(E)			$10,526

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $1,865 in purchase accounting adjustments

Note C—Amount represents claim payments, net of recoveries.

Note D—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Note E—Amount represents allowance against recognition of future tax benefits related to net operating loss carryforwards.

SCHEDULE V

3 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2001

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$15,477	$20,353	$3,277				$39,107

Reserve for title losses and other claims:
Registrant—None
Consolidated	$284,607	$180,646	$2,383	(B)	$152,859	(C)	$314,777

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,020	$172			$142	(A)	$1,050

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$2,192		$319		$1,410	(D)	$1,101

Reserve deducted from other assets:
Registrant—None
Consolidated	$2,600	$818					$3,418

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $2,383 in purchase accounting adjustments

Note C—Amount represents claim payments, net of recoveries.

Note D—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Stock Option Grants and Exercises,” “Pension Plan,” “Supplemental Benefit Plan,” “Deferred Compensation Plan,” “Change of Control Arrangements,” “Directors’ Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Comparative Cumulative Total Return to Shareholders,” “Report of the Audit Committee,” “Who are the largest principal shareholders outside of management?,” “Security Ownership of Management,” “Principal Accountant Fees and Services” and “Transactions with Management and Others” in the Company’s definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page in Item 8 of Part II of this report.

3.	Exhibits (Each management contract or compensatory plan or arrangement in which any director or named executive officer of The First American Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed below is identified by an asterisk (*).)

	(2)	Agreement and Plan of Merger, dated as of November 17, 1998, among The First American Financial Corporation, National Insurance Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National Information Group on November 25, 1998.

	(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

	(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

	(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Report on Form 8-K dated June 12, 2000.

	(3)(d)	Bylaws of The First American Corporation, as amended.

	(4)(a)	Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

	(4)(b)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	(4)(c)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

	(4)(d)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

	(4)(e)	Amended and Restated Declaration of Trust of First American Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	(4)(f)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(g)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(h)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(i)	Registration Rights Agreement dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(j)	Indenture dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(k)	Form of Senior Convertible Debenture, incorporated by reference herein from Exhibit 4.4 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*(10)(b)	Executive Supplemental Benefit Plan dated April 10, 1986, and Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

*(10)(h)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(i)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(j)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(k)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(l)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(n)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(o)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(p)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(q)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(s)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(u)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*(10)(v)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(w)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(x)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(y)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(z)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(aa)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(bb)	The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(cc)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(dd)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*(10)(ee)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)(ff)	Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(gg)	Amendment No. 1, dated June 30, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al, dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(hh)	Amendment No. 2, dated September 23, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(ii)	Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(jj)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(kk)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ll)	Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(mm)	Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(nn)	Credit Agreement dated as of October 12, 2001, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)(oo)	Amendment No. 1, dated as of July 7, 2003, to Credit Agreement.

(10)(pp)	Amendment No. 2, dated as of October 22, 2003, to Credit Agreement.

(10)(qq)	Amendment No. 3, dated as of November 26, 2003, to Credit Agreement.

(10)(rr)	Master Lease Agreement dated as of December 27, 1999, between FATICO 1999 TRUST, as Lessor, and First American Title Insurance Company, as Lessee, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(ss)	Agreement of Amendment No. 1 to Master Lease Agreement and Equipment Schedule No. 1, dated as of May 5, 2000, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(tt)	Omnibus Agreement, dated as of December 30, 2003, by and among First American Title Insurance Company, as Lessee and certain lenders, agents and trustees.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Accountants.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ PARKER S. KENNEDY
Parker S. Kennedy President (Principal Executive Officer)

Date: March 15, 2004

By	/s/ THOMAS A. KLEMENS
Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. P. KENNEDY D. P. Kennedy	Chairman Emeritus and Director	March 15, 2004

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, President, CEO and Director	March 15, 2004

/s/ THOMAS A. KLEMENS Thomas A. Klemens	Senior Executive Vice President, Chief Financial Officer	March 15, 2004

/s/ MAX O. VALDES Max O. Valdes	Vice President (Principal Accounting Officer)	March 15, 2004

/s/ GARY J. BEBAN Gary J. Beban	Director	March 15, 2004

/s/ J. DAVID CHATHAM J. David Chatham	Director	March 15, 2004

/s/ WILLIAM G. DAVIS William G. Davis	Director	March 15, 2004

/s/ JAMES L. DOTI James L. Doti	Director	March 15, 2004

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	March 15, 2004

Signature	Title	Date

/s/ PAUL B. FAY, JR. Paul B. Fay, Jr.	Director	March 15, 2004

/s/ FRANK O’BRYAN Frank O’Bryan	Director	March 15, 2004

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	March 15, 2004

/s/ D. VAN SKILLING D. Van Skilling	Director	March 15, 2004

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	March 15, 2004

/s/ VIRGINIA UEBERROTH Virginia Ueberroth	Director	March 15, 2004

Exhibit No.	Description	Sequentially Numbered Page

(2)	Agreement and Plan of Merger, dated as of November 17, 1998, among The First American Financial Corporation, National Insurance Group, and Pea Soup Acquisition Corp., incorporated by reference herein from Exhibit 2.1 of Form 8-K filed by National Information Group on November 25, 1998.

(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Report on Form 8-K dated June 12, 2000.

(3)(d)	Bylaws of The First American Corporation, as amended.

(4)(a)	Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

(4)(b)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(c)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(d)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(e)	Amended and Restated Declaration of Trust of First American Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(f)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(g)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(h)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit No.	Description	Sequentially Numbered Page

(4)(i)	Registration Rights Agreement dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(j)	Indenture dated as of April 24, 2001, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

(4)(k)	Form of Senior Convertible Debenture, incorporated by reference herein from Exhibit 4.4 of Registration Statement No. 333-65216 on Form S-3 dated July 16, 2001.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*(10)(b)	Executive Supplemental Benefit Plan dated April 10, 1986, and Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

*(10)(h)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(i)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(j)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(k)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(l)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(n)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(o)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(p)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(q)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(s)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(u)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(v)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(w)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(x)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(y)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(z)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(aa)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(bb)	The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(cc)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(dd)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*(10)(ee)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(ff)	Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(gg)	Amendment No. 1, dated June 30, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al, dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(hh)	Amendment No. 2, dated September 23, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(ii)	Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(jj)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(kk)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ll)	Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Exhibit No.	Description	Sequentially Numbered Page

(10)(mm)	Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(nn)	Credit Agreement dated as of October 12, 2001, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)(oo)	Amendment No. 1, dated as of July 7, 2003, to Credit Agreement.

(10)(pp)	Amendment No. 2, dated as of October 22, 2003, to Credit Agreement.

(10)(qq)	Amendment No. 3, dated as of November 26, 2003, to Credit Agreement.

(10)(rr)	Master Lease Agreement dated as of December 27, 1999, between FATICO 1999 TRUST, as Lessor, and First American Title Insurance Company, as Lessee, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(ss)	Agreement of Amendment No. 1 to Master Lease Agreement and Equipment Schedule No. 1, dated as of May 5, 2000, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(tt)	Omnibus Agreement, dated as of December 30, 2003, by and among First American Title Insurance Company, as Lessee and certain lenders, agents and trustees.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Accountants.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.