Form 10-Q
period 2004-03-31
FIRST AMERICAN CORP
filed 2004-05-10
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$1 par value - 88,960,577 shares as of April 28, 2004

INFORMATION INCLUDED IN REPORT

Part 1:	Financial Information

Item 1:	Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except percentage and share data)

	March 31, 2004	December 31, 2003
	($000)	($000)
	(unaudited)
Assets
Cash and cash equivalents	$1,095,653	$1,113,530

Accounts and accrued income receivable, net	406,834	347,035

Investments:
Deposits with savings and loan associations and banks	70,397	57,945
Debt securities	314,110	350,475
Equity securities	44,426	45,758
Other long-term investments	239,673	233,794

	668,606	687,972

Loans receivable, net	107,428	105,228

Property and equipment, at cost:
Land	43,315	43,327
Buildings	194,246	187,167
Furniture and equipment	288,175	286,337
Capitalized software	378,308	364,658

	904,044	881,489
Less-accumulated depreciation and amortization	(416,879)	(403,473)

	487,165	478,016

Title plants and other indexes	436,527	426,086

Deferred income taxes	141,088	141,622

Goodwill, net	1,295,498	1,253,080

Other assets	331,508	339,542

	$4,970,307	$4,892,111

Liabilities and Stockholders’ Equity
Demand deposits	$73,592	$76,580

Accounts payable and accrued liabilities	714,552	819,015

Deferred revenue	727,312	719,503

Reserve for known and incurred but not reported claims	441,116	435,852

Income taxes payable	33,156	4,017

Notes and contracts payable	566,030	553,888

Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000 8.5% deferrable interest subordinated notes due 2012	100,000	100,000

Minority interests in consolidated subsidiaries	324,700	303,736

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500,000 shares; outstanding - none
Common stock, $1 par value Authorized - 180,000,000 shares Outstanding - 81,446,000 and 78,826,000 shares	81,446	78,826
Additional paid-in capital	528,943	463,610
Retained earnings	1,442,679	1,399,940
Accumulated other comprehensive loss	(63,219)	(62,856)

	1,989,849	1,879,520

	$4,970,307	$4,892,111

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Three Months Ended March 31
	2004	2003
	(unaudited)
Revenues
Operating revenues	$1,445,533	$1,294,958
Investment and other income	26,907	34,472
Net realized investment gains	1,331	12,545

	1,473,771	1,341,975

Expenses
Salaries and other personnel costs	473,775	407,217
Premiums retained by agents	424,234	365,709
Other operating expenses	340,839	293,387
Provision for policy losses and other claims	71,421	67,239
Depreciation and amortization	29,370	26,015
Premium taxes	12,540	10,456
Interest	10,462	8,459

	1,362,641	1,178,482

Income before income taxes and minority interests	111,130	163,493
Income taxes	37,400	56,000

Income before minority interests	73,730	107,493
Minority interests	18,774	19,913

Net income	54,956	87,580

Other comprehensive income, net of tax
Unrealized gain (loss) on securities	1,587	(433)
Minimum pension liability adjustment	(1,950)	(3,100)

	(363)	(3,533)

Comprehensive income	$54,593	$84,047

Net income per share (Note 2):
Basic	$0.69	$1.18

Diluted	$0.62	$1.05

Cash dividends per share	$.15	$.10

Weighted average number of shares (Note 2):
Basic	79,323	74,159

Diluted	90,652	85,098

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$54,956	$87,580
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	71,421	67,239
Depreciation and amortization	29,370	26,015
Minority interests in net income	18,774	19,913
Net realized investment gains	(1,331)	(12,545)
Other, net	(8,680)	(15,343)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(66,288)	(63,604)
Net change in income tax accounts	31,554	49,298
Increase in accounts and accrued income receivable	(53,789)	(49,014)
Decrease in accounts payable and accrued liabilities	(65,909)	(27,878)
Increase in deferred revenue	7,452	16,450
Other, net	9,005	(15,271)

Cash provided by operating activities	26,535	82,840

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(28,721)	(9,929)
Net (increase) decrease in deposits with banks	(12,452)	12,224
Net (increase) decrease in loans receivable	(2,200)	51
Purchases of debt and equity securities	(11,865)	(59,904)
Proceeds from sales of debt and equity securities	49,010	37,547
Proceeds from maturities of debt securities	4,408	12,772
Net decrease in other investments	5,611	5,009
Capital expenditures	(35,557)	(21,932)
Purchases of capitalized data	(4,169)	(4,820)
Proceeds from sale of property and equipment	905	607

Cash used for investing activities	(35,030)	(28,375)

Cash flows from financing activities:
Net change in demand deposits	(2,988)	415
Proceeds from issuance of debt	11,399	7,030
Repayment of debt	(10,085)	(8,548)
Proceeds from exercise of stock options	13,162	4,502
Proceeds from the issuance of stock to employee benefit plans	2,762	1,774
Distributions to minority shareholders	(11,414)	(10,031)
Cash dividends	(12,218)	(7,596)

Cash used for financing activities	(9,382)	(12,454)

Net (decrease) increase in cash and cash equivalents	(17,877)	42,011
Cash and cash equivalents - Beginning of year	1,113,530	900,863

- End of the first quarter	$1,095,653	$942,874

Supplemental information:
Cash paid during the quarter for:
Interest	$4,738	$6,357
Premium taxes	$20,495	$17,124
Income taxes	$6,328	$7,825
Noncash investing and financing activities:
Shares issued for employee benefit plans	$50,279	$42,272
Liabilities incurred in connection with company acquisitions	$29,349	$13,840
Company acquisitions in exchange for common stock	$1,750	$—

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Earnings Per Share

(in thousands, except per share amounts)	For the Three Months Ended March 31
	2004	2003
Numerator:
Net Income-numerator for basic net income per share	$54,956	$87,580
Effect of dilutive securities Convertible debt - interest expense (net of tax)	1,675	1,723

Net Income - numerator for dilutive net income per share	$56,631	$89,303

Denominator
Weighted average shares-denominator For basic net income per share	79,323	74,159
Effect of dilutive securities:
Employee stock options	3,033	2,496
Convertible debt	8,296	8,443

Denominator for diluted net income per share	90,652	85,098

Basic net income per share	$0.69	$1.18

Diluted net income per share	$0.62	$1.05

For the three months ended March 31, 2004 and 2003, respectively, 0.3 million and 3.4 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

	For the Three Months Ended March 31
(in thousands, except per share amounts)	2004	2003
Net income:
As reported	$54,956	$87,580
Pro forma	$53,796	$86,463
Earnings per share:
As reported
Basic	$0.69	$1.18
Diluted	$0.62	$1.05
Pro forma
Basic	$0.68	$1.17
Diluted	$0.61	$1.04

Note 4 – Business Combinations

During the three months ended March 31, 2004, the Company completed 16 acquisitions. These acquisitions were not material, individually or in the aggregate. Nine of the acquisitions have been included in the Company’s title insurance segment, one in the Company’s mortgage information segment and six in the Company’s screening information segment. The aggregate purchase price for the ten acquisitions included in the Company’s title insurance and mortgage information segments was $20.9 million in cash and $6.2 million in notes payable. The six acquisitions included in the Company’s screening information segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $7.0 million in cash, $6.5 million in notes payable and .5 million shares, valued at $9.7 million, of First Advantage’s Class A common stock. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 16 acquisitions, the Company recorded approximately $37.8 million of goodwill and $4.3 million of intangible assets with definite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts. In accounting for the First Advantage shares issued for the acquisitions in the screening information segment, the Company, whose ownership interest was reduced to approximately 75 percent, recorded a pretax gain of $.7 million.

In April 2004, the Company’s subsidiary, First American Real Estate Solutions LLC, purchased from Transamerica Corporation its 20% interest in the Company’s property data business, First American Real Estate Solutions LP, for a purchase price of $42 million in cash. The Company and Transamerica formed this limited partnership in 2000. This acquisition will increase goodwill by $21.2 million at the Company’s property information segment.

Note 5 – Segment Information

In January 2004, the Company combined its Title Insurance and Services and Trust and Other Services into one segment to better reflect the interaction within these businesses. This presentation is consistent with the way the operations of these businesses are evaluated. The prior year results have been reclassified to reflect the combination of these businesses. After the change, the Company has six reporting segments that fall within two primary business groups, Financial Services and Information Technology. The Financial Services Group includes Title Insurance and Services and Specialty Insurance. The Information Technology Group includes Mortgage Information, Property Information, Credit Information and Screening Information. Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2004

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,047,922	$58,577	$10,067	$15,969
Specialty Insurance	50,726	12,444	519	646

	1,098,648	71,021	10,586	16,615

Information Technology:
Mortgage Information	156,625	30,347	6,075	10,143
Property Information	97,293	27,518	5,830	3,473
Credit Information	64,392	14,998	2,614	409
Screening Information	57,443	1,102	2,640	1,075

	375,753	73,965	17,159	15,100

	1,474,401	144,986	27,745	31,715

Corporate	(630)	(33,856)	1,625	3,842

	$1,473,771	$111,130	$29,370	$35,557

For the three months ended March 31, 2003

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$954,242	$89,207	$9,541	$9,619
Specialty Insurance	48,584	5,839	422	204

	1,002,826	95,046	9,963	9,823

Information Technology:
Mortgage Information	141,877	45,797	3,795	2,556
Property Information	87,441	23,443	5,482	3,041
Credit Information	78,046	26,607	3,145	1,243
Screening Information	31,618	515	1,785	1,504

	338,982	96,362	14,207	8,344

	1,341,808	191,408	24,170	18,167

Corporate	167	(27,915)	1,845	3,765

	$1,341,975	$163,493	$26,015	$21,932

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

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the three months ended March 31, 2004, is as follows:

(in thousands)	Balance as of December 31, 2003	Acquired (Disposed of) During the Period	Adjustments	Balance as of March 31, 2004
Financial Services:
Title Insurance and Services	$260,152	$11,772	—	$271,924
Specialty Insurance	19,794	—	—	19,794

Information Technology:
Mortgage Information	545,612	7,373	$4,617	557,602
Property Information	150,399	—	—	150,399
Credit Information	72,450	—	—	72,450
Screening Information	204,673	18,656	—	223,329

	$1,253,080	$37,801	$4,617	$1,295,498

There have been no impairments of goodwill during the three months ending March 31, 2004. The Company had $114.3 million of intangible assets including in “Other assets” at March 31, 2004, with definite lives ranging from three to seven years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

Note 7 – Employee Benefit Plans

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers Disclosures About Pensions and Other Post Retirement Benefits” to require additional interim disclosures. The Company has implemented the revised disclosures in these financial statements.

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31
(in thousands)	2004	2003
Expense:
Service Cost	$4,670	$3,734
Interest Cost	6,354	5,081
Expected return on plan assets	(4,392)	(3,511)
Amortization of net transition obligation	(7)	(6)
Amortization of prior service cost (benefit)	(1,189)	(951)
Amortization of net loss	1,973	1,578

	$7,410	$5,925

The Company has contributed $3.9 million to its pension plans for the three months ended March 31, 2004 and expects to contribute an additional $42.3 million during the remainder of 2004. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 8 – Subsequent Event

On April 15, 2004, the Company redeemed for cash $1,176,000 of the $210,000,000 aggregate principal outstanding on its 4.5% Senior Convertible Debentures Due 2008. Prior to the redemption date, holders had converted an aggregate principal amount of $208,824,000 of debentures into 7,457,938 common shares of the Company at the fixed conversion price of $28 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this 10-Q, including those relating to second quarter 2004 revenues and anticipated cash requirements, are forward looking. Risks and uncertainties exist which may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: interest rate fluctuations; changes in the performance of the real estate markets; general volatility in the capital markets; changes in applicable government regulations; consolidation among the Company’s significant customers and competitors; the Company’s continued ability to identify businesses to be acquired; changes in the Company’s ability to integrate businesses which it acquires; and other factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

Decreases in mortgage originations during November and December of 2003, coupled with adverse weather conditions affecting home sales in December 2003, as well as in January and February of 2004, provided a typical seasonal pattern of real estate activity for the first quarter of 2004 not seen in the past few years. March new order counts for the Company’s direct title operations and the Company’s other real estate-related businesses improved significantly and should result in relatively strong revenues for the second quarter of 2004. Net income for the three months ended March 31, 2004, was $55.0 million, or $0.62 per diluted share. Net income for the three months ended March 31, 2003, was $87.6 million, or $1.05 per diluted share, and included a realized pretax gain on the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc., of $13.1 million, $8.0 million on an after-tax basis, or $0.09 per diluted share. During the current quarter, the Company combined its Trust and Other Services segment with its Title Insurance segment. Prior year numbers have been reclassified to conform with the current year presentation.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended March 31
	($000)
	2004	%	2003	%
Financial Services:
Title Insurance:
Direct operations	$515,506	36	$484,308	37
Agency operations	516,810	36	448,996	35

	1,032,316	72	933,304	72
Specialty Insurance	46,492	3	46,144	4

	1,078,808	75	979,448	76

Information Technology:
Mortgage Information	154,935	11	139,108	11
Property Information	91,977	6	82,280	6
Credit Information	62,452	4	62,528	5
Screening Information	57,361	4	31,594	2

	366,725	25	315,510	24

Total	$1,445,533	100	$1,294,958	100

Financial Services. Operating revenues from direct title operations increased 6.4% for the current quarter when compared with the same period of the prior year. This increase was primarily due to an increase in the average revenues per order closed, offset in part by a decrease in the number of title orders closed by the Company’s direct operations. The average revenues per order closed were $1,256 for the three months ended March 31, 2004, an increase of 18.2% when compared with $1,063 for the three months ended March 31, 2003. This increase was primarily attributable to a decreased mix of lower-margin refinance transactions, an increase in higher-margin commercial activity and appreciating home values. The Company’s direct operations closed 410,300 title orders during the current three month period, a decrease of 10.0% when compared with 455,700 title orders closed during the same period of the prior year. This decrease was primarily due to the more typical seasonal pattern of real estate activity experienced during the quarter. Operating revenues from agency operations increased 15.1% for the current quarter when compared with the same period of the prior year. This increase primarily reflected the strong closings experienced by the Company’s agents during the fourth quarter of 2003 and the subsequent lag in the reporting of agency remittances.

Information Technology. Operating revenues for the mortgage information segment, excluding $39.3 million of operating revenues contributed by new acquisitions, decreased 16.9% for the current quarter when compared with the same period of the prior year. This decrease primarily reflected the slowdown in real estate activity due to the re-emergence of seasonal patterns. Operating revenues for the property information segment, excluding $6.9 million of operating revenues contributed by new acquisitions, increased 3.4% when compared with the same period of the prior year. This increase reflected the continued strength in the property information segment’s subscription-based information businesses, offset in part by the affects of the slowdown in real estate activity. The property information segment’s subscription-based information businesses are less cyclical and not as dependent on mortgage originations as the Company’s other real estate-related businesses. Operating revenues for the credit information segment, excluding from the prior year’s quarter $2.4 million of operating revenues due to the previously announced merger of the Company’s Credit Online business with DealerTrack Holdings, Inc. in the latter part of the first quarter of 2003, increased 3.6% when compared with the same period of the prior year. This increase was primarily due to the growth in this segment’s non-mortgage related credit information businesses. Screening information operating revenues increased 81.6% for the three months ended March 31, 2004, when compared with the same period of the prior year. This increase was primarily attributable to $17.1 million of operating revenues contributed by new acquisitions.

INVESTMENT AND OTHER INCOME

Investment and other income, which now includes the revenues from the Company’s trust and financial services businesses, totaled $26.9 million for the three months ended March 31, 2004, a decrease of $7.6 million, or 21.9%, when compared with the same period of the prior year. This decrease primarily reflected a $5.3 million reduction in earnings from affiliated companies, which are accounted for under the equity method of accounting, and lower yields on the Company’s cash equivalents and investment portfolio.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $1.3 million and $12.5 million for the three months ended March 31, 2004, and 2003, respectively. The prior year quarter included a $13.1 million realized investment gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $328.9 million for the three months ended March 31, 2004, an increase of $34.2 million when compared with the same period of the prior year. Excluding the affect of new acquisitions, the increase was $9.3 million, or 3.2%.

Although order counts were lower this quarter compared with the same period of the prior year, the Company experienced a significant increase in order counts in the latter part of the current quarter, and the increase in personnel costs was primarily attributable to labor costs associated with processing this increasing inventory of orders at the title insurance operations. Salaries and other personnel costs as a percentage of operating revenues for the Financial Services group were 30.5% for the three months ended March 31, 2004, and 30.1% for the same period of the prior year.

Agents retained $424.2 million, or 82.1% of title premiums generated by agency operations for the three months ended March 31, 2004, which compares with $365.7 million, or 81.5% for the same period of the prior year. The change in the percentage of title premiums retained by agents was due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $182.6 million for the three months ended March 31, 2004, an increase of $20.8 million when compared with the same period of the prior year. Excluding the affects of company acquisitions, the increase was $5.1 million, or 3.2%, and was primarily the result of incremental costs incurred to service the increasing inventory of orders at the title insurance operations. Other operating expenses as a percentage of operating revenues for the Financial Services group were 16.9% for the three months ended March 31, 2004, and 16.5% for the same period of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.1% for the current quarter and 4.0% for the same period of the prior year. For the home warranty segment, the claims provision as a percentage of home warranty operating revenues was 48.6% for the current quarter, up from 44.2% for the same period of the prior year. This increase was primarily due to an increase in the average cost per claim, attributable to geographic expansion. In the property and casualty insurance segment, the provision for losses as a percentage of property and casualty insurance operating revenues was 58.5% for the current quarter, down from 78.9% for the same quarter of the prior year. The relatively high rate for the prior year quarter reflected high claims activity, which resulted primarily from insured property damaged in Southern California as a result of extraordinarily high winds, experienced during the beginning of the first quarter of 2003.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $12.5 million and $10.5 million for the three months ended March 31, 2004 and 2003, respectively. This increase was primarily due to the relative increase in title insurance premiums. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.2% for the three months ended March 31, 2004 and 1.1% for the three months ended March 31, 2003. This slight variation was primarily due to the composition and geographical mix of the operating revenues (i.e., tax rates and bases vary from state to state).

Information Technology. Information technology personnel and other operating expenses were $278.6 million for the three months ended March 31, 2004, an increase of $53.9 million when compared with the same period of the prior year. Excluding acquisitions, the increase was $3.0 million, or 1.3%. This increase was primarily due to costs incurred at the Company’s tax service division to integrate new customers, costs incurred to service the increase in non-real estate related business volume, costs incurred to integrate new acquisitions and increased technology costs. Personnel and other operating expenses as a percentage of operating revenues for the Information Technology group were 76.0% for the three months ended March 31, 2004 and 71.2% for the same period of the prior year.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments.

	Three Months Ended March 31
	($000)
	2004	%	2003	%
Financial Services:
Title Insurance	$58,577	40	$89,207	47
Specialty Insurance	12,444	9	5,839	3

	71,021	49	95,046	50

Information Technology:
Mortgage Information	30,347	21	45,797	24
Property Information	27,518	19	23,443	12
Credit Information	14,998	10	26,607	14
Screening Information	1,102	1	515	0

	73,965	51	96,362	50

Total before corporate expenses	144,986	100	191,408	100

Corporate expenses	(33,856)		(27,915)

Total	$111,130		$163,493

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage and property information segments, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses totaled $33.9 million for the current quarter, an increase of $5.9 million when compared with the same period of the prior year. This increase was primarily due to increased technology costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 40.5% for the three months ended March 31, 2004, and 39.0% for the same period of the prior year. The increase in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company’s minority interest is attributable to a limited liability company subsidiary, that for tax purposes, is treated as a partnership; and accordingly, no income taxes have been provided.

MINORITY INTERESTS

Minority interest expense was $18.8 million for the three months ended March 31, 2004, a decrease of $1.1 million when compared with the same period of the prior year. This decrease was primarily attributable to the decrease in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three months ended March 31, 2004, was $55.0 million, or $0.62 per diluted share. Net income for the three months ended March 31, 2003, was $87.6 million, or $1.05 per diluted share. The prior year quarter included a realized pretax gain on the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc. of $13.1 million, $8.0 million on an after-tax basis, or $0.09 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $17.9 million for the three months ended March 31, 2004, and increased $42.0 million for the three months ended March 31, 2003. The decrease for the current year period was primarily due to capital expenditures, cash paid for company acquisitions, cash dividends and payments to minority shareholders, offset in part by cash provided by operating activities and proceeds received from the exercise of stock options. The increase for the prior year period was due primarily to cash provided by operating activities, offset in part by capital expenditures, cash paid for company acquisitions, payments to minority shareholders and cash dividends.

Notes and contracts payable as a percentage of total capitalization decreased to 22.3% at March 31, 2004 from 23.0% at December 31, 2003. This decrease was primarily due to an increase in equity due primarily to the net income for the current period.

On April 15, 2004, the Company redeemed for cash $1,176,000 of the $210,000,000 aggregate principal outstanding on its 4.5% Senior Convertible Debentures Due 2008. Prior to the redemption date, holders had converted an aggregate principal amount of $208,824,000 of debentures into 7,457,938 common shares of the Company at the fixed conversion price of $28 per share. Assuming the conversion had occurred prior to the end of the current quarter, notes and contracts payable as a percentage of total capitalization would have been, on a pro-forma basis, 15.3% at March 31, 2004.

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

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2003.

Item 4 – Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

(31	)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a – 14(a) under the Securities Act of 1934.

(31	)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a – 14(a) under the Securities Act of 1934.

(32	)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32	)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

During the quarterly period covered by this report, the Company furnished reports on Form 8-K dated February 11, 2004 (reporting on fourth quarter and full year 2003 earnings) and on March 23, 2004 (announcing that the Company’s board of directors had approved the redemption of Company’s 4.50% Senior Convertible Debentures Due 2008, and that the Company intended to redeem such debentures on April 15, 2004) and filed a report on Form 8-K on March 24, 2004 (clarifying the terms of the redemption of Company’s 4.50% Senior Convertible Debentures Due 2008 regarding the interest payable on such debentures).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)

/s/ Thomas A. Klemens

Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer

/s/ Max O. Valdes

Date: May 10, 2004	Max O. Valdes Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.