Form 10-Q
period 2004-06-30
FIRST AMERICAN CORP
filed 2004-08-09
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

$1 par value – 88,584,921 shares as of August 3, 2004

INFORMATION INCLUDED IN REPORT

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THOSE RELATING TO ANTICIPATED CASH REQUIREMENTS, ROUTINE LEGAL PROCEEDINGS AND THE NEW YORK CLASS ACTION ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST WHICH MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

Part	1: Financial Information

Item	1: Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except percentage and share data)

(unaudited)

	June 30, 2004	December 31, 2003
	($000)	($000)
Assets
Cash and cash equivalents	$1,026,786	$1,113,530

Accounts and accrued income receivable, net	444,771	347,035

Investments:
Deposits with savings and loan associations and banks	80,067	57,945
Debt securities	359,149	350,475
Equity securities	42,898	45,758
Other long-term investments	254,550	233,794

	736,664	687,972

Loans receivable, net	108,012	105,228

Property and equipment, at cost:
Land	45,636	43,327
Buildings	216,014	187,167
Furniture and equipment	326,080	286,337
Capitalized software	400,902	364,658

	988,632	881,489
Less-accumulated depreciation and amortization	(466,032)	(403,473)

	522,600	478,016

Title plants and other indexes	453,576	426,086

Deferred income taxes	123,407	141,622

Goodwill, net	1,465,318	1,253,080

Other assets	417,950	339,542

	$5,299,084	$4,892,111

Liabilities and Stockholders’ Equity
Demand deposits	$69,292	$76,580

Accounts payable and accrued liabilities	748,834	819,015

Deferred revenue	763,365	719,503

Reserve for known and incurred but not reported claims	471,047	435,852

Income taxes payable	85,644	4,017

Notes and contracts payable	452,408	553,888

Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100,000 8.5% deferrable interest subordinated notes due 2012	100,000	100,000

Minority interests in consolidated subsidiaries	318,402	303,736

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500,000 shares; outstanding - none
Common stock, $1 par value Authorized - 180,000,000 shares Outstanding – 88,885,000 and 78,826,000 shares	88,885	78,826
Additional paid-in capital	726,782	463,610
Retained earnings	1,545,879	1,399,940
Accumulated other comprehensive loss	(71,454)	(62,856)

	2,290,092	1,879,520

	$5,299,084	$4,892,111

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Revenues
Operating revenues	$1,685,098	$1,503,352	$3,130,631	$2,798,310
Investment and other income	36,237	37,992	63,144	72,464
Net realized investment gains	2,718	1,587	4,049	14,132

	1,724,053	1,542,931	3,197,824	2,884,906

Expenses
Salaries and other personnel costs	534,622	439,769	1,008,397	846,986
Premiums retained by agents	458,502	408,784	882,736	774,493
Other operating expenses	372,438	327,804	713,277	621,191
Provision for policy losses and other claims	85,686	79,403	157,107	146,642
Depreciation and amortization	31,326	26,555	60,696	52,570
Premium taxes	13,090	12,010	25,630	22,466
Interest	9,198	8,853	19,660	17,312

	1,504,862	1,303,178	2,867,503	2,481,660

Income before income taxes and minority interests	219,191	239,753	330,321	403,246
Income taxes	79,300	83,100	116,700	139,100

Income before minority interests	139,891	156,653	213,621	264,146
Minority interests	23,365	29,177	42,139	49,090

Net income	116,526	127,476	171,482	215,056

Other comprehensive income, net of tax
Unrealized gain (loss) on securities	(7,585)	3,653	(5,998)	3,220
Minimum pension liability adjustment	(650)	(1,950)	(2,600)	(5,050)

	(8,235)	1,703	(8,598)	(1,830)

Comprehensive income	$108,291	$129,179	$162,884	$213,226

Net income per share (Note 2):
Basic	$1.32	$1.67	$2.05	$2.86

Diluted	$1.27	$1.47	$1.90	$2.53

Cash dividends per share	$.15	$.10	$.30	$.20

Weighted average number of shares (Note 2):
Basic	88,071	76,420	83,697	75,289

Diluted	92,083	87,915	91,350	86,506

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$171,482	$215,056
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	157,107	146,642
Depreciation and amortization	60,696	52,570
Minority interests in net income	42,139	49,090
Net realized investment gains	(4,049)	(14,132)
Other, net	(23,045)	(30,047)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(130,072)	(131,031)
Net change in income tax accounts	99,692	56,154
Increase in accounts and accrued income receivable	(75,241)	(93,124)
(Decrease) increase in accounts payable and accrued liabilities	(40,800)	85,654
Increase in deferred revenue	42,688	47,011
Other, net	(62,022)	(21,631)

Cash provided by operating activities	238,575	362,212

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(186,144)	(74,974)
Net decrease (increase) in deposits with banks	(1,915)	(2,296)
Net (increase) decrease in loans receivable	(2,784)	505
Purchases of debt and equity securities	(88,149)	(128,660)
Proceeds from sales of debt and equity securities	56,599	69,711
Proceeds from maturities of debt securities	18,440	30,866
Net decrease in other investments	8,461	2,702
Capital expenditures	(76,603)	(50,900)
Purchases of capitalized data	(6,959)	(9,771)
Proceeds from sale of property and equipment	1,450	649

Cash used for investing activities	(277,604)	(162,168)

Cash flows from financing activities:
Net change in demand deposits	(7,288)	(1,311)
Proceeds from issuance of debt	22,399	7,748
Repayment of debt	(15,247)	(21,635)
Repurchase of company stock	(16,040)	—
Proceeds from exercise of stock options	14,609	13,526
Proceeds from the issuance of stock to employee benefit plans	3,800	3,159
Distributions to minority shareholders	(24,405)	(33,614)
Cash dividends	(25,543)	(14,962)

Cash used for financing activities	(47,715)	(47,089)

Net (decrease) increase in cash and cash equivalents	(86,744)	152,955
Cash and cash equivalents - Beginning of year	1,113,530	900,863

- End of the first half	$1,026,786	$1,053,818

Supplemental information:
Cash paid during the first half for:
Interest	$22,828	$17,152
Premium taxes	$37,202	$27,250
Income taxes	$50,381	$86,491
Noncash investing and financing activities:
Shares issued for employee benefit plans	$50,484	$42,376
Shares issued in repayment of convertible debt	$205,728	—
Liabilities incurred in connection with company acquisitions	$140,441	$61,009
Company acquisitions in exchange for common stock	$14,650	$17,680

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

Note 2 – Earnings Per Share

(in thousands, except per share amounts)	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Numerator:
Net Income-numerator for basic net income per share	$116,526	$127,476	$171,482	$215,056
Effect of dilutive securities Convertible debt - interest expense (net of tax)	464	1,711	2,140	3,434

Net Income - numerator for dilutive net income per share	$116,990	$129,187	$173,622	$218,490

Denominator
Weighted average shares-denominator for basic net income per share	88,071	76,420	83,697	75,289
Effect of dilutive securities:
Employee stock options	2,097	3,089	2,565	2,792
Convertible debt	1,915	8,406	5,088	8,425

Denominator for diluted net income per share	92,083	87,915	91,350	86,506

Basic net income per share	$1.32	$1.67	$2.05	$2.86

Diluted net income per share	$1.27	$1.47	$1.90	$2.53

For the three and six months ended June 30, 2004 and 2003, respectively, 0.8 million and 0.3 million, and 0.6 million and 1.8 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income:
As reported	$116,526	$127,476	$171,482	$215,056
Pro forma	$114,425	$125,637	$168,222	$212,100
Earnings per share:
As reported
Basic	$1.32	$1.67	$2.05	$2.86
Diluted	$1.27	$1.47	$1.90	$2.53
Pro forma
Basic	$1.30	$1.64	$2.01	$2.82
Diluted	$1.25	$1.45	$1.86	$2.49

Note 4 – Business Combinations

During the six months ended June 30, 2004, the Company completed 35 acquisitions. These acquisitions were not material, individually or in the aggregate. Of these acquisitions, 22 have been included in the Company’s title insurance segment, 3 in the Company’s mortgage information segment and 10 in the Company’s screening information segment. The aggregate purchase price for the 25 acquisitions included in the Company’s title insurance and mortgage information segments was $103.8 million in cash, $61.0 million in notes payable and .5 million shares of the Company’s common stock valued at $12.9 million. The ten acquisitions included in the Company’s screening information segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $44.2 million in cash, $20.3 million in notes payable and .5 million shares, valued at $9.7 million, of First Advantage’s Class A common stock. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 35 acquisitions, the Company recorded approximately $185.5 million of goodwill and $19.3 million of intangible assets with definite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts. In accounting for the First Advantage shares issued for the acquisitions in the screening information segment, the Company, whose ownership interest was reduced to approximately 75 percent, recorded a pretax gain of $2.2 million.

In April 2004, the Company’s subsidiary, First American Real Estate Solutions LLC, purchased from Transamerica Corporation its 20% interest in the Company’s property data business, First American Real Estate Solutions LP, for a purchase price of $42.7 million in cash. The Company and Transamerica formed this limited partnership in 2000. This acquisition increased goodwill by $21.3 million at the Company’s property information segment.

Note 5 – Segment Information

In January 2004, the Company combined its Title Insurance and Services and Trust and Other Services segments into one segment to better reflect the interaction within these businesses. This presentation is consistent with the way the operations of these businesses are evaluated. The prior year results have been reclassified to reflect the combination of these businesses. After the change, the Company has six reporting segments that fall within two primary business groups, Financial Services and Information Technology. The Financial Services Group includes Title Insurance and Services and Specialty Insurance. The Information Technology Group includes Mortgage Information, Property Information, Credit Information and Screening Information. Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2004

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,257,070	$140,497	$11,006	$19,648
Specialty Insurance	54,992	11,653	537	299

	1,312,062	152,150	11,543	19,947

Information Technology:
Mortgage Information	170,081	47,992	6,650	5,047
Property Information	106,577	32,955	5,647	5,847
Credit Information	65,867	12,022	2,461	484
Screening Information	68,916	5,537	3,145	525

	411,441	98,506	17,903	11,903

	1,723,503	250,656	29,446	31,850

Corporate	550	(31,465)	1,880	9,226

	$1,724,053	$219,191	$31,326	$41,046

For the three months ended June 30, 2003

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,111,186	$143,037	$9,485	$12,924
Specialty Insurance	54,062	8,241	491	596

	1,165,248	151,278	9,976	13,520

Information Technology:
Mortgage Information	160,937	62,653	3,727	5,371
Property Information	105,156	32,390	5,497	1,875
Credit Information	71,781	17,971	2,865	3,257
Screening Information	37,374	3,218	1,785	1,253

	375,248	116,232	13,874	11,756

	1,540,496	267,510	23,850	25,276

Corporate	2,435	(27,757)	2,705	3,692

	$1,542,931	$239,753	$26,555	$28,968

For the six months ended June 30, 2004

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,304,992	$199,074	$21,073	$35,617
Specialty Insurance	105,718	24,097	1,057	945

	2,410,710	223,171	22,130	36,562

Information Technology:
Mortgage Information	326,706	78,339	12,725	15,190
Property Information	203,870	60,473	11,477	9,320
Credit Information	130,259	27,020	5,075	893
Screening Information	126,359	6,639	5,785	1,600

	787,194	172,471	35,062	27,003

	3,197,904	395,642	57,192	63,565

Corporate	(80)	(65,321)	3,504	13,038

	$3,197,824	$330,321	$60,696	$76,603

For the six months ended June 30, 2003

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,065,428	$232,244	$19,026	$22,543
Specialty Insurance	102,646	14,080	913	800

	2,168,074	246,324	19,939	23,343

Information Technology:
Mortgage Information	302,814	108,450	7,522	7,927
Property Information	192,597	55,833	10,979	4,916
Credit Information	149,827	44,578	6,010	4,500
Screening Information	68,992	3,733	3,570	2,757

	714,230	212,594	28,081	20,100

	2,882,304	458,918	48,020	43,443

Corporate	2,602	(55,672)	4,550	7,457

	$2,884,906	$403,246	$52,570	$50,900

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

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the six months ended June 30, 2004, is as follows:

(in thousands)	Balance as of December 31, 2003	Acquired (Disposed of) During the Period	Adjustments	Balance as of June 30, 2004
Financial Services:
Title Insurance and Services	$260,152	$98,207	—	$359,342
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	545,612	27,455	$6,524	579,591
Property Information	150,399	21,172	—	171,571
Credit Information	72,450	—	—	72,450
Screening Information	204,673	57,569	1,311	263,553

	$1,253,080	$204,403	$7,835	$1,465,318

There have been no impairments of goodwill during the six months ending June 30, 2004. The Company had $140.6 million of intangible assets included in “Other assets” at June 30, 2004, with definite lives ranging from three to seven years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

Note 7 – Employee Benefit Plans

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers Disclosures About Pensions and Other Post Retirement Benefits” to require additional interim disclosures. The Company has implemented the revised disclosures in these financial statements.

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2004	2003	2004	2003
Expense:
Service Cost	$3,364	$3,553	$8,034	$7,287
Interest Cost	5,018	4,762	11,372	9,843
Expected return on plan assets	(3,492)	(3,385)	(7,884)	(6,896)
Amortization of net transition obligation	7	6	—	—
Amortization of prior service cost (benefit)	(993)	(993)	(2,182)	(1,944)
Amortization of net loss	4,826	961	6,799	2,539

	$8,730	$4,904	$16,139	$10,829

The Company has contributed $12.3 million to its pension plans for the six months ended June 30, 2004 and expects to contribute an additional $35.3 million during the remainder of 2004. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 8 – Notes Payable

On April 15, 2004, the Company redeemed for cash $1.2 million of the $210.0 million aggregate principal outstanding on its 4.5% Senior Convertible Debentures Due 2008. Prior to the redemption date, holders had converted an aggregate principal amount of $208.8 million of debentures into 7,457,938 common shares of the Company at the fixed conversion price of $28 per share.

Note 9 – Stockholders’ Equity

On May 18, 2004, the Company announced that its board of directors approved the repurchase of up to $100.0 million of the Company’s currently issued and outstanding common shares. For the period ended June 30, 2004, the Company repurchased and retired 625,700 shares of its common stock for a total purchase price of $16.0 million.

Note 10 – Subsequent Events

On July 26, 2004, the Company issued $150,000,000 of 5.70% senior debt. The senior debt matures August 1, 2014. The Company may redeem the senior notes, in whole or in part, from time to time. The Company intends to use the proceeds for general corporate purposes, including working capital, capital expenditures, stock repurchases and future acquisitions. On August 4, 2004, the Company entered into a credit agreement that provides for a $500.0 million line of credit. This agreement supercedes the Company’s prior credit agreement that was due to expire in October 2006. Under the terms of the credit agreement, the Company is required to maintain minimum levels of capital and meet predetermined debt-to-capitalization ratios. The line of credit will remain effective until August 2009.

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

OVERVIEW

Mortgage originations, particularly refinance transactions, decreased in the fourth quarter of 2003 as a result of higher interest rates. This, coupled with adverse weather conditions in December 2003, as well as in January and February 2004, provided a typical seasonal pattern of real estate activity for the first quarter of 2004 not seen in the past few years. However, as a result of an increase in the average revenues per order closed by the Company’s direct title operations, operating revenues for the first quarter of 2004 increased when compared with the same period of the prior year. March new order counts for the Company’s direct title operations improved significantly as a result of solid residential and commercial purchase transactions. This resulted in a 26% increase in closed title orders in the second quarter of 2004 when compared with the first quarter of 2004. The increase in closings, as well as continued increases in the average revenues per order closed by the Company’s direct title operations, resulted in strong revenues and profits for the current quarter. Net income for the three and six months ended June 30, 2004, were $116.5 million, or $1.27 per diluted share, and $171.5 million, or $1.90 per diluted share, respectively. Net income for the three and six months ended June 30, 2003, were $127.5 million, or $1.47 per diluted share, and $215.1 million, or $2.53 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

		Three Months Ended June 30					Six Months Ended June 30
		($000)					($000)
	2004	%	2003	%	2004	%	2003	%
Financial Services:
Title Insurance:
Direct operations	$659,945	39	$581,965	39	$1,175,451	38	$1,066,273	38
Agency operations	574,338	34	508,758	34	1,091,148	35	957,754	34

	1,234,283	73	1,090,723	73	2,266,599	73	2,024,027	72
Specialty Insurance	51,847	3	50,889	3	98,339	3	97,033	4

	1,286,130	76	1,141,612	76	2,364,938	76	2,121,060	76

Information Technology:
Mortgage Information	167,649	10	157,256	10	322,584	10	296,364	11
Property Information	99,525	6	98,022	7	191,502	6	180,302	6
Credit Information	62,912	4	69,116	5	125,364	4	131,644	5
Screening Information	68,882	4	37,346	2	126,243	4	68,940	2

	398,968	24	361,740	24	765,693	24	677,250	24

Total	$1,685,098	100	$1,503,352	100	$3,130,631	100	$2,798,310	100

Financial Services. Operating revenues from direct title operations increased 13.4% and 10.2% for the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. These increases were primarily due to an increase in the average revenues per order closed, offset in part by a decrease in the number of title orders closed by the Company’s direct operations. The average revenues per order closed were $1,273 and $1,266 for the three and six months ended June 30, 2004, respectively, increases of 16.6% and 17.4% when compared with the same periods of the prior year. These increases were primarily due to a decreased mix of lower-premium refinance transactions, an increase in higher-premium commercial activity and appreciating home values. The Company’s direct operations closed 518,500 and 928,800 title orders during the current three and six month periods, respectively, decreases of 2.7% and 6.1% when compared with the same periods of the prior year. These decreases were primarily due to the decline in refinance activity and the more typical seasonal pattern of real estate activity experienced during the respective periods. Operating revenues from agency operations increased 12.9% and 13.9% for the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. These fluctuations were primarily due to the same factors affecting direct title operations as well as the timing of the reporting of agency remittances.

Information Technology. Mortgage information operating revenues increased $10.4 million and $26.2 million for the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. Excluding $48.2 million and $87.5 million of operating revenues contributed by new acquisitions for the respective periods, mortgage information operating revenues decreased $37.8 million, or 24.0% for the three months ended June 30, 2004, and $61.3 million, or 20.7% for the six months ended June 30, 2004, when compared with the same periods of the prior year. These decreases were primarily attributable to the decline in refinance transactions period over period and the re-emergence of seasonal patterns. Operating revenues for the property information segment increased $1.5 million, or 1.5% and $11.2 million, or 6.2%, for the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. These increases were primarily due to $4.7 million and $10.9 million of operating revenues contributed by new acquisitions for the respective periods and the continued strength in this segment’s subscription-based information businesses, reduced by the affects of the slowdown in refinance activity. Operating revenues for the credit information segment decreased $6.2 million, or 9.0% and $6.3 million, or 4.8% for the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the decline in mortgage related credit products as a result of the decrease in refinance activity. Screening information operating revenues increased $31.5 million, or 84.4% and $57.3 million, or 83.1% for the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. These increases were primarily due to $23.1 million and $40.3 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $36.2 million and $63.1 million for the three and six months ended June 30, 2004, respectively, representing decreases of $1.8 million, or 4.6%, and $9.3 million, or 12.9%, when compared with the same periods of the prior year. These decreases resulted primarily from a decrease in earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $2.7 million and $4.0 million for the three and six months ended June 30, 2004, respectively, compared with gains totaling $1.6 million and $14.1 million for the three and six months ended June 30, 2003. The prior year six-month period included a $13.1 million realized investment gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $388.0 million and $716.9 million for the three and six months ended June 30, 2004, respectively, increases of $68.5 million, or 21.4%, and $102.7 million, or 16.7%, when compared with the same periods of the prior year. These increases were primarily due to $34.3 million and $59.2 million of personnel expenses associated with new acquisitions, as well as incremental costs incurred at the title insurance segment to service the more labor intensive higher mix of resale and commercial title orders processed during the respective periods.

Agents retained $458.5 million and $882.7 million of title premiums generated by agency operations for the three and six months ended June 30, 2004, respectively, which compares with $408.8 million and $774.5 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.8% to 80.9% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $209.3 million and $391.9 million for the three and six months ended June 30, 2004, respectively, increases of $21.5 million, or 11.5%, and $42.3 million, or 12.1%, when compared with the same periods of the prior year. These increases were primarily due to $20.3 million and $35.9 million of other operating expenses associated with new acquisitions.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.1% for the current six-month period and for the same period of the prior year. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 47.2% for the current six-month period and 45.8% for the same period of the prior year. This increase in rate was primarily due to a increase in the average cost per claim, which was primarily attributable to geographic expansion. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 57.8% for the current six-month period and 73.7% for the same period of the prior year. This decrease in rate was due to high claims activity experienced primarily during the first quarter of 2003 resulting from insured property damaged in Southern California as a result of extraordinarily high wind conditions.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $25.6 million and $22.5 million for the six months ended June 30, 2004 and 2003, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.1% for both the current six-month period and for the same period of the prior year.

Information Technology. Information technology personnel and other operating expenses were $284.3 million and $562.8 million for the three and six months ended June 30, 2004, respectively, increases of $44.6 million and $98.5 million when compared with the same periods of the prior year. Excluding acquisition activity, information technology personnel and other operating expenses decreased $9.0 million, or 3.8% for the current three-month period and $5.6 million, or 1.2% for the current six-month period. These decreases were primarily related to a decrease in incremental costs associated with the decline in business volume, offset in part by costs incurred at the Company’s tax service division to integrate new customers and costs incurred to integrate new acquisitions.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended June 30				Six Months Ended June 30
	($000)				($000)
	2004	%	2003	%	2004	%	2003	%
Financial Services:
Title Insurance	$140,497	56	$143,037	54	$199,074	50	$232,244	51
Specialty Insurance	11,653	5	8,241	3	24,097	6	14,080	3

	152,150	61	151,278	57	223,171	56	246,324	54

Information Technology:
Mortgage Information	47,992	19	62,653	23	78,339	20	108,450	23
Property Information	32,955	13	32,390	12	60,473	15	55,833	12
Credit Information	12,022	5	17,971	7	27,020	7	44,578	10
Screening Information	5,537	2	3,218	1	6,639	2	3,733	1

	98,506	39	116,232	43	172,471	44	212,594	46

Total before corporate expenses	250,656	100	267,510	100	395,642	100	458,918	100

Corporate expenses	(31,465)		(27,757)		(65,321)		(55,672)

Total	$219,191		$239,753		$330,321		$403,246

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses totaled $31.5 million and $65.3 million for the three and six months ended June 30, 2004, respectively, increases of $3.7 million and $9.6 million when compared with the same periods of the prior year. A portion of these increases were due to the additional costs associated with the implementation of the provisions of Section 404 of the Sarbanes Oxley Act, with increased internal audit costs as well as increased costs associated with our outside independent accountants to comply with the act. Further increases reflect the costs of servicing our expanded revenue base from acquisitions.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 40.5% for the six months ended June 30, 2004, and 39.3% for the same period of the prior year. The increase in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $23.4 million and $42.1 million for the three and six months ended June 30, 2004, respectively, decreases of $5.8 million and $7.0 million when compared with the same periods of the prior year. These decreases were primarily attributable to the decrease in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and six months ended June 30, 2004, was $116.5 million, or $1.27 per diluted share, and $171.5 million, or $1.90 per diluted share, respectively. Net income for the three and six months ended June 30, 2003, was $127.5 million, or $1.47 per diluted share, and $215.1 million, or $2.53 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $86.7 million for the six months ended June 30, 2004, and increased $153.0 million for the six months ended June 30, 2003. The decrease for the current year period was primarily due to capital expenditures, cash paid for company acquisitions, cash dividends and payments to minority shareholders, offset in part by cash provided by operating activities and proceeds received from the exercise of stock options. The increase for the prior year period was due primarily to cash provided by operating activities, offset in part by capital expenditures, cash paid for company acquisitions, payments to minority shareholders and cash dividends.

Notes and contracts payable as a percentage of total capitalization declined to 17.5% at June 30, 2004 from 23.0% at December 31, 2003. This decline was primarily due to a decrease in notes payable as a result of the redemption of the Company’s senior convertible debentures (see Note 8), as well as an increase in equity attributable to net income for the current period.

On July 26, 2004, the Company issued $150,000,000 of 5.70% senior debt at an issue price of 99.720% of the maturity value. The senior debt matures August 1, 2014. The Company may redeem the senior notes, in whole or in part, from time to time. The Company intends to use the proceeds for general corporate purposes, including working capital, capital expenditures, stock repurchases and future acquisitions.

Management believes that all of its anticipated operating cash requirements for the immediate future will be met from internally generated funds and from the proceeds of the Company’s 5.70% senior debt issuance.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 1. Legal Proceedings.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse affect on its financial condition or results of operations.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in New York state court. The plaintiffs allege that our subsidiary charged improper rates for title insurance policies issued in connection with refinance transactions. The action seeks refunds of the premiums charged and punitive damages. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

Item	2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2004	0	n/a	n/a	n/a
May 1 to May 31, 2004	128,000	$25.74	128,000	$96,705,472
June 1 to June 30, 2004	497,700	$25.61	497,700	$83,960,460
Total	625,700	$25.63	625,700	$83,960,460

The foregoing table describes purchases of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. Under this plan, which has no expiration date, the Company may repurchase up to $100 million of the Company’s issued and outstanding Common shares.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of shareholders of the Company was held on Thursday, May 13, 2004.

(b)	The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. All nominees were elected.

Name of Nominee	Votes For	Votes Withheld
Gary J. Beban	74,259,730	471,041
J. David Chatham	71,248,507	3,482,264
William G. Davis	72,567,465	2,163,306
James L. Doti	72,007,896	2,722,874
Lewis W. Douglas, Jr.	72,576,849	2,153,922
Paul B. Fay, Jr.	71,902,334	2,828,436
D. P. Kennedy	72,432,491	2,298,280
Parker S. Kennedy	72,365,041	2,365,730
Frank O’Bryan	69,296,292	5,434,479
Roslyn B. Payne	72,581,760	2,149,011
D. Van Skilling	71,383,624	3,347,147
Herbert B. Tasker	72,376,054	2,354,717
Virginia Ueberroth	72,677,411	2,053,359

No other matters were voted upon at the meeting or during the quarter for which this report is filed.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

(4	)(a)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3 dated July 19, 2004.

(4	)(b)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(4	)(c)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(10)		Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto.

(31	)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31	)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32	)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32	)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

During the quarterly period covered by this report, the Company filed reports on Form 8-K dated April 15, 2004 (announcing that the holders of all but $1,176,000 of the $210,000,000 aggregate principal amount of the Company’s outstanding 4.50% Senior Debenture Due 2008 had converted such debentures into Common shares of the Company and that the remainder of the debentures had been redeemed by the Company) and on May 18, 2004 (announcing the $100,000,000 stock repurchase program). The Company furnished a report on Form 8-K dated April 21, 2004 (reporting on first quarter 2004 earnings).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Thomas A. Klemens
Thomas A. Klemens
Senior Executive Vice President,
Chief Financial Officer

/s/ Max O. Valdes
Max O. Valdes
Vice President,
Date: August 9, 2004	Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page
(4)(a)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3 dated July 19, 2004.

(4)(b)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(4)(c)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(10)	Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.