Form 10-Q
period 2004-09-30
FIRST AMERICAN CORP
filed 2004-11-09
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13585

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

On November 4, 2004, there were 89,619,646 shares of Common stock outstanding.

INFORMATION INCLUDED IN REPORT

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO PENSION PLAN CONTRIBUTIONS, ANTICIPATED CASH REQUIREMENTS, ROUTINE LEGAL PROCEEDINGS, THE NEW YORK CLASS ACTION AND THE MICHIGAN CLASS ACTION ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST WHICH MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Part I:         Financial Information

Item 1.         Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except percentage and share data)

	September 30, 2004	December 31, 2003
	($000)	($000)
	(unaudited)
Assets
Cash and cash equivalents	$1,173,729	$1,113,530

Accounts and accrued income receivable, net	461,543	347,035

Investments:
Deposits with savings and loan associations and banks	66,989	57,945
Debt securities	387,127	350,475
Equity securities	46,041	45,758
Other long-term investments	279,850	233,794

	780,007	687,972

Loans receivable, net	101,844	105,228

Property and equipment, at cost:
Land	45,691	43,327
Buildings	229,327	187,167
Furniture and equipment	334,780	286,337
Capitalized software	423,762	364,658

	1,033,560	881,489
Less-accumulated depreciation and amortization	(490,439)	(403,473)

	543,121	478,016

Title plants and other indexes	484,414	426,086

Deferred income taxes	121,090	141,622

Goodwill, net	1,546,504	1,253,080

Other assets	398,681	339,542

	$5,610,933	$4,892,111

Liabilities and Stockholders’ Equity
Demand deposits	$66,463	$76,580

Accounts payable and accrued liabilities	799,091	819,015

Deferred revenue	742,338	719,503

Reserve for known and incurred but not reported claims	505,134	435,852

Income taxes payable	50,363	4,017

Notes and contracts payable	604,283	553,888

Mandatorily redeemable preferred securities	100,000	100,000

Minority interests in consolidated subsidiaries	361,952	303,736

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500,000 shares; Outstanding - none	—	—
Common stock, $1 par value Authorized - 180,000,000 shares Outstanding – 88,892,000 and 78,826,000 shares	88,892	78,826
Additional paid-in capital	728,509	463,610
Retained earnings	1,639,747	1,399,940
Accumulated other comprehensive loss	(75,839)	(62,856)

	2,381,309	1,879,520

	$5,610,933	$4,892,111

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
	(unaudited)
Revenues
Operating revenues	$1,680,887	$1,670,923	$4,811,518	$4,469,233
Investment and other income	35,541	40,058	98,685	112,522
Net realized investment gains	5,057	5,761	9,106	19,893

	1,721,485	1,716,742	4,919,309	4,601,648

Expenses
Salaries and other personnel costs	545,294	490,152	1,553,691	1,337,138
Premiums retained by agents	458,750	477,504	1,341,486	1,251,997
Other operating expenses	358,694	348,528	1,071,971	969,719
Provision for policy losses and other claims	97,975	89,464	255,082	236,106
Depreciation and amortization	32,981	27,134	93,677	79,704
Premium taxes	13,324	14,348	38,954	36,814
Interest	12,462	8,853	32,122	26,165

	1,519,480	1,455,983	4,386,983	3,937,643

Income before income taxes and minority interests	202,005	260,759	532,326	664,005
Income taxes	70,800	92,100	187,500	231,200

Income before minority interests	131,205	168,659	344,826	432,805
Minority interests	23,990	26,812	66,129	75,902

Net income	107,215	141,847	278,697	356,903

Other comprehensive income, net of tax
Unrealized gain (loss) on securities	3,196	992	(2,802)	4,212
Minimum pension liability adjustment	(7,581)	(2,005)	(10,181)	(7,055)

	(4,385)	(1,013)	(12,983)	(2,843)

Comprehensive income	$102,830	$140,834	$265,714	$354,060

Net income per share (Note 2):
Basic	$1.21	$1.83	$3.27	$4.69

Diluted	$1.17	$1.62	$3.07	$4.15

Cash dividends per share	$.15	$.15	$.45	$.35

Weighted average number of shares (Note 2):
Basic	88,595	77,660	85,330	76,080

Diluted	91,594	88,395	91,414	87,155

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$278,697	$356,903
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	255,082	236,106
Depreciation and amortization	93,677	79,704
Minority interests in net income	66,129	75,902
Net realized investment gains	(9,106)	(19,893)
Other, net	(37,696)	(47,724)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(194,216)	(196,499)
Net change in income tax accounts	68,849	50,768
Increase in accounts and accrued income receivable	(96,910)	(74,128)
(Decrease) increase in accounts payable and accrued liabilities	(27,848)	134,558
Increase in deferred revenue	21,590	93,600
Other, net	(39,119)	(30,072)

Cash provided by operating activities	379,129	659,225

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(215,406)	(111,540)
Net decrease (increase) in deposits with banks	11,464	(16,856)
Net decrease in loans receivable	3,384	2,436
Purchases of debt and equity securities	(130,644)	(242,885)
Proceeds from sales of debt and equity securities	69,381	138,099
Proceeds from maturities of debt securities	22,842	41,466
Net decrease in other investments	10,112	45,468
Capital expenditures	(121,278)	(81,387)
Purchases of capitalized data	(18,844)	(14,794)
Proceeds from sale of property and equipment	2,970	3,067

Cash used for investing activities	(366,019)	(236,926)

Cash flows from financing activities:
Net change in demand deposits	(10,135)	(10,207)
Proceeds from issuance of debt, net	194,978	19,398
Repayment of debt	(54,748)	(38,342)
Repurchase of company stock	(37,283)	—
Proceeds from exercise of stock options	17,221	14,978
Proceeds from the issuance of stock to employee benefit plans	5,517	4,676
Contributions from minority shareholders	12,100	—
Distributions to minority shareholders	(41,670)	(35,467)
Cash dividends	(38,891)	(22,328)

Cash provided by (used for) financing activities	47,089	(67,292)

Net increase in cash and cash equivalents	60,199	355,007
Cash and cash equivalents - Beginning of year	1,113,530	900,863

- End of the third quarter	$1,173,729	$1,255,870

Supplemental information:
Cash paid during the nine months for:
Interest	$31,741	$23,327
Premium taxes	$46,952	$37,477
Income taxes	$120,871	$183,909
Noncash investing and financing activities:
Shares issued for employee benefit plans	$50,484	$42,376
Shares issued in repayment of convertible debt	$205,728	—
Liabilities incurred in connection with company acquisitions	$203,321	$109,490
Company acquisitions in exchange for common stock	$27,058	$22,480

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

Note 2 – Earnings Per Share

(in thousands, except per share amounts)	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Numerator:
Net Income-numerator for basic net income per share	$107,215	$141,847	$278,697	$356,903
Effect of dilutive securities Convertible debt – interest expense (net of tax)	234	1,700	2,372	5,134

Net Income - numerator for dilutive net income per share	$107,449	$143,547	$281,069	$362,037

Denominator
Weighted average shares-denominator for basic net income per share	88,595	77,660	85,330	76,080
Effect of dilutive securities:
Employee stock options	2,277	2,365	2,469	2,650
Convertible debt	722	8,370	3,615	8,425

Denominator for diluted net income per share	91,594	88,395	91,414	87,155

Basic net income per share	$1.21	$1.83	$3.27	$4.69

Diluted net income per share	$1.17	$1.62	$3.07	$4.15

For the three and nine months ended September 30, 2004 and 2003, respectively, 0.7 million and 0.3 million, and 0.6 million and 1.3 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income:
As reported	$107,215	$141,847	$278,697	$356,903
Pro forma	$105,436	$139,887	$273,658	$351,987
Earnings per share:
As reported
Basic	$1.21	$1.83	$3.27	$4.69
Diluted	$1.17	$1.62	$3.07	$4.15
Pro forma
Basic	$1.19	$1.80	$3.21	$4.63
Diluted	$1.15	$1.60	$3.02	$4.10

Note 4 – Business Combinations

During the nine months ended September 30, 2004, the Company completed 50 acquisitions. Individually, these acquisitions were not material. Of these acquisitions, 33 have been included in the Company’s title insurance segment, 3 in the Company’s mortgage information segment, 2 in the Company’s property information segment and 12 in the Company’s screening information segment. The aggregate purchase price for the 38 acquisitions included in the Company’s title insurance and mortgage information segments was $171.4 million in cash, $87.3 million in notes payable and .9 million shares of the Company’s common stock valued at $25.3 million. The 12 acquisitions included in the Company’s screening information segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $50.0 million in cash, $30.8 million in notes payable and 1.1 million shares, valued at $19.2 million, of First Advantage’s Class A common stock. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 50 acquisitions, the Company recorded approximately $287.4 million of goodwill and $37.1 million of intangible assets with definite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for some of these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts. In accounting for the First Advantage shares issued for the acquisitions in the screening information segment for the first nine months of 2004, the Company, whose ownership interest was reduced to approximately 70 percent, recorded a pretax gain of $7.3 million.

Assuming all of the current year acquisitions had occurred January 1, 2003, pro forma revenues, net income and net income per diluted share would have been $5.1 billion, $310.6 million and $3.40, respectively, for the nine months ended September 30, 2004; and $4.9 billion, $385.4 million and $4.43, respectively, for the nine months ended September 30, 2003. All pro forma results include interest expense on acquisition debt and amortization of applicable intangible assets. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future results.

In April 2004, the Company’s subsidiary, First American Real Estate Solutions LLC, purchased from Transamerica Corporation its 20% interest in the Company’s property data business, First American Real Estate Solutions LP, for a purchase price of $42.7 million in cash. The Company and Transamerica formed this limited partnership in 2000. This purchase increased goodwill by $21.3 million at the Company’s property information segment.

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

For the three months ended September 30, 2004
(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,237,763	$123,509	$11,929	$23,641
Specialty Insurance	64,838	8,334	538	407

	1,302,601	131,843	12,467	24,048

Information Technology:
Mortgage Information	174,508	52,690	6,173	4,160
Property Information	106,396	30,309	5,979	5,731
Credit Information	62,450	15,172	2,387	677
Screening Information	71,936	7,177	3,282	2,346

	415,290	105,348	17,821	12,914

	1,717,891	237,191	30,288	36,962

Corporate	3,594	(35,186)	2,693	7,713

	$1,721,485	$202,005	$32,981	$44,675

For the three months ended September 30, 2003
(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,273,195	$170,438	$9,547	$12,983
Specialty Insurance	58,524	8,741	505	261

	1,331,719	179,179	10,052	13,244

Information Technology:
Mortgage Information	166,624	64,733	3,464	3,140
Property Information	105,001	26,976	6,075	10,720
Credit Information	64,354	14,987	2,787	72
Screening Information	47,644	2,525	2,395	1,890

	383,623	109,221	14,721	15,822

	1,715,342	288,400	24,773	29,066

Corporate	1,400	(27,641)	2,361	1,421

	$1,716,742	$260,759	$27,134	$30,487

For the nine months ended September 30, 2004
(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$3,542,755	$322,583	$33,002	$59,258
Specialty Insurance	170,556	32,431	1,594	1,352

	3,713,311	355,014	34,596	60,610

Information Technology:
Mortgage Information	501,214	131,029	18,898	19,350
Property Information	310,266	90,782	17,456	15,051
Credit Information	192,709	42,192	7,461	1,570
Screening Information	198,295	13,816	9,068	3,946

	1,202,484	277,819	52,883	39,917

	4,915,795	632,833	87,479	100,527

Corporate	3,514	(100,507)	6,198	20,751

	$4,919,309	$532,326	$93,677	$121,278

For the nine months ended September 30, 2003

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$3,338,623	$402,682	$28,574	$35,526
Specialty Insurance	161,170	22,821	1,417	1,061

	3,499,793	425,503	29,991	36,587

Information Technology:
Mortgage Information	469,438	173,183	10,986	11,067
Property Information	297,599	82,809	17,054	15,636
Credit Information	214,181	59,565	8,797	4,572
Screening Information	116,636	6,258	5,965	4,647

	1,097,854	321,815	42,802	35,922

	4,597,647	747,318	72,793	72,509

Corporate	4,001	(83,313)	6,911	8,878

	$4,601,648	$664,005	$79,704	$81,387

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

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the nine months ended September 30, 2004, is as follows:

(in thousands)	Balance as of December 31, 2003	Acquired (Disposed of) During the Period	Adjustments	Balance as of September 30, 2004
Financial Services:
Title Insurance and Services	$260,152	$96,505	—	$356,657
Specialty Insurance	19,794	—	—	19,794

Information Technology:
Mortgage Information	545,612	33,242	$5,715	584,569
Property Information	150,399	76,072		226,471
Credit Information	72,450	—		72,450
Screening Information	204,673	81,608	282	286,563

	$1,253,080	$287,427	$5,997	$1,546,504

There have been no impairments of goodwill during the nine months ending September 30, 2004. The Company had $142.9 million of intangible assets included in “Other assets” at September 30, 2004, with definite lives ranging from three to seven years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

Note 7 – Employee Benefit Plans

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers Disclosures About Pensions and Other Post Retirement Benefits” to require additional interim disclosures. The Company has implemented the revised disclosures in these financial statements.

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2004	2003	2004	2003
Expense:
Service Cost	$3,594	$3,613	$11,628	$10,900
Interest Cost	4,707	4,936	16,079	14,779
Expected return on plan assets	(2,550)	(3,259)	(10,434)	(10,155)
Amortization of net transition obligation	—	6	—	6
Amortization of prior service cost (benefit)	(563)	(801)	(2,745)	(2,745)
Amortization of net loss	167	589	6,966	3,128

	$5,355	$5,084	$21,494	$15,913

The Company has contributed $37.6 million to its pension plans for the nine months ended September 30, 2004 and expects to contribute an additional $8.4 million during the remainder of 2004. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

Note 9 – Stockholders’ Equity

On May 18, 2004, the Company announced that its board of directors approved the repurchase of up to $100.0 million of the Company’s currently issued and outstanding common shares. Through September 30, 2004, the Company had repurchased and retired 1,415,000 shares of its common stock for a total purchase price of $37.3 million.

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

OVERVIEW

The third quarter of 2004 produced strong operating results despite a decline in mortgage originations, particularly refinance transactions, when compared with the record-setting third quarter of 2003. The decline in refinance transactions was offset, in part, by continued strength in the residential resale and new home sale markets, as well as by new acquisitions. Total operating revenues for the third quarter were $1.68 billion, an increase of $10.0 million when compared with the same period of the prior year, and benefited significantly from $142.1 million of operating revenues contributed by new acquisitions. Pretax profits were $202.0 million, a decline of $58.8 million quarter over quarter. This decline was primarily at the Company’s title insurance and mortgage information segments. The decline at the title insurance segment primarily reflects an increase in servicing costs due primarily to the more labor-intensive mix of resale orders processed during the current period. The decline at the mortgage information segment was primarily due to costs incurred at the tax service division to integrate new customers, and reduced revenues (and resulting profits), at certain higher-margin, fixed costs businesses in the segment as a result of the decline in refinance transactions. New order counts for the Company’s real estate related businesses were strong during the current quarter, and with recent mortgage interest rates hitting 6-month lows, this trend should have a positive impact on the Company’s fourth quarter results.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended September 30				Nine Months Ended September 30
	($000)				($000)
	2004	%	2003	%	2004	%	2003	%
Financial Services:
Title Insurance:
Direct operations	$645,203	38	$654,861	39	$1,820,654	38	$1,721,134	39
Agency operations	569,956	34	589,632	35	1,661,104	35	1,547,386	35

	1,215,159	72	1,244,493	74	3,481,758	73	3,268,520	74
Specialty Insurance	61,617	4	55,180	3	159,956	3	152,213	3

	1,276,776	76	1,299,673	77	3,641,714	76	3,420,733	77

Information Technology:
Mortgage Information	171,698	10	163,473	10	494,282	10	459,837	10
Property Information	100,181	6	97,952	6	291,683	6	278,254	6
Credit Information	60,322	4	62,200	4	185,686	4	193,844	4
Screening Information	71,910	4	47,625	3	198,153	4	116,565	3

	404,111	24	371,250	23	1,169,804	24	1,048,500	23

Total	$1,680,887	100	$1,670,923	100	$4,811,518	100	$4,469,233	100

Financial Services. Operating revenues from direct title operations, which include $58.0 million of operating revenues contributed by new acquisitions, decreased 1.5% for the three months ended September 30, 2004, when compared with the same period of the prior year. This decrease was primarily due to a decline in the number of title orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The Company’s direct operations closed 494,100 title orders during the current three-month period, a decrease of 16.2% when compared with the same period of the prior year. This decrease was primarily due to the decline in refinance transactions quarter over quarter, offset in part by title orders closed by new acquisitions. The average revenues per order closed were $1,306 for the three months ended September 30, 2004, an increase of 17.5% when compared with the same period of the prior year. This increase was primarily due to a decreased mix of lower-premium refinance transactions, an increase in higher-premium commercial activity and appreciating home values. Operating revenues from direct title operations, which include $156.8 million of operating revenues contributed by new acquisitions, increased 5.8% for the nine months ended September 30, 2004. This increase was primarily due to an increase in the average revenues per order closed, offset in part by a decline in the number of title orders closed by the Company’s direct operations. The average revenues per order closed were $1,280 for the nine months ended September 30, 2004, an increase of 17.3% when compared with the same period of the prior year. The Company’s direct operations (including new acquisitions) closed 1,422,900 title orders during the current nine-month period, a decrease of 9.8% when compared with the same period of the prior year. Operating revenues from agency operations decreased 3.3% and increased 7.4% for the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. These fluctuations were primarily due to the same factors affecting direct title operations as well as the timing of the reporting of agency remittances.

Information Technology. Mortgage information operating revenues increased $8.2 million and $34.4 million for the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. These increases were primarily attributable to $61.0 million and $148.5 million of operating revenues contributed by new acquisitions for the respective periods, which included a $13.0 million release of deferred revenue in the third quarter 2004 due to changes in contractual commitments to perform certain future services for a tax service outsourcing customer. These increases were offset in part by the decline in refinance activity as well as a $7.7 million decrease in operating revenues as a result of an increase in the estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds. Operating revenues for the property information segment increased $2.2 million, or 2.3% and $13.4 million, or 4.8%, for the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. These increases were primarily due to $2.0 million and $12.9 million of operating revenues contributed by new acquisitions for the respective periods and the continued strength in this segment’s subscription-based information businesses, reduced by the affects of the slowdown in refinance activity. Operating revenues for the credit information segment decreased $1.9 million, or 3.0% and $8.2 million, or 4.2% for the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the decline in mortgage related credit products as a result of the decrease in refinance activity. Screening information operating revenues increased $24.3 million, or 51.0% and $81.6 million, or 70.0% for the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. These increases were primarily due to $16.2 million and $56.4 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $35.5 million and $98.7 million for the three and nine months ended September 30, 2004, respectively, representing decreases of $4.5 million, or 11.3%, and $13.8 million, or 12.3%, when compared with the same periods of the prior year. These decreases resulted primarily from a decrease in earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $5.1 million and $9.1 million for the three and nine months ended September 30, 2004, respectively, compared with gains totaling $5.8 million and $19.9 million for the three and nine months ended September 30, 2003. The prior year nine-month period included a $13.1 million realized investment gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $389.4 million and $1,106.4 million for the three and nine months ended September 30, 2004, respectively, increases of $26.8 million, or 7.4%, and $129.5 million, or 13.3%, when compared with the same periods of the prior year. These increases were primarily due to $34.0 million and $93.2 million of personnel expenses associated with new acquisitions, as well as incremental costs incurred at the title insurance segment to service the more labor intensive higher mix of resale and commercial title orders processed during the respective periods.

Agents retained $458.8 million and $1,341.5 million of title premiums generated by agency operations for the three and nine months ended September 30, 2004, respectively, which compares with $477.5 million and $1,252.0 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.5% to 81.0% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $204.3 million and $596.2 million for the three and nine months ended September 30, 2004, respectively, a decrease of $.9 million and an increase of $41.4 million when compared with the same periods of the prior year. Excluding $13.7 million and $49.6 million of other operating expenses associated with new acquisitions for the respective periods, other operating expenses decreased $14.6 million, or 7.1%, and $8.2 million, or 1.5% when compared with the same periods of the prior year. These decreases primarily reflect cost-containment efforts initiated in response to the decline in refinance volume.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.1% for the current nine-month period and for the same period of the prior year. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 48.0% for the current nine-month period and 49.5% for the same period of the prior year. This decrease in rate was primarily due to a decrease in the average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 68.2% for the current nine-month period and 66.6% for the same period of the prior year. This increase in rate was primarily due to $6.2 million of claims expense in the third quarter 2004 associated with the Florida hurricanes.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $39.0 million and $36.8 million for the nine months ended September 30, 2004 and 2003, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.1% for both the current nine-month period and for the same period of the prior year.

Information Technology. Information technology personnel and other operating expenses were $282.6 million and $845.4 million for the three and nine months ended September 30, 2004, respectively, increases of $31.3 million and $129.8 million when compared with the same periods of the prior year. Excluding acquisition activity, Information technology personnel and other operating expenses decreased $15.1 million, or 6.0% for the current three-month period and $20.6 million, or 2.9% for the current nine-month period. These decreases were primarily related to a decrease in incremental costs associated with the decline in business volume, offset in part by costs incurred at the Company’s tax service division to integrate new customers and new acquisitions.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended September 30				Nine Months Ended September 30
	($000)				($000)
	2004	%	2003	%	2004	%	2003	%
Financial Services:
Title Insurance	$123,509	52	$170,438	59	$322,583	51	$402,682	54
Specialty Insurance	8,334	4	8,741	3	32,431	5	22,821	3

	131,843	56	179,179	62	355,014	56	425,503	57

Information Technology:
Mortgage Information	52,690	22	64,733	23	131,029	21	173,183	23
Property Information	30,309	13	26,976	9	90,782	14	82,809	11
Credit Information	15,172	6	14,987	5	42,192	7	59,565	8
Screening Information	7,177	3	2,525	1	13,816	2	6,258	1

	105,348	44	109,221	38	277,819	44	321,815	43

Total before corporate expenses	237,191	100	288,400	100	632,833	100	747,318	100

Corporate expenses	(35,186)		(27,641)		(100,507)		(83,313)

Total	$202,005		$260,759		$532,326		$664,005

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses totaled $35.2 million and $100.5 million for the three and nine months ended September 30, 2004, respectively, increases of $7.5 million and $17.2 million when compared with the same periods of the prior year. A portion of these increases are due to the additional costs associated with the implementation of the provisions of Section 404 of the Sarbanes Oxley Act, with increased internal audit costs as well as increased costs associated with our outside independent accountants to comply with the act. Further increases reflect the costs of servicing our expanded revenue base from acquisitions.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 40.2% for the nine months ended September 30, 2004, and 39.3% for the same period of the prior year. The increase in effective rate was primarily attributable to changes in the ratio of permanent differences to pretax profits. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $24.0 million and $66.1 million for the three and nine months ended September 30, 2004, respectively, decreases of $2.8 million and $9.8 million when compared with the same periods of the prior year. These decreases were primarily attributable to the decrease in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and nine months ended September 30, 2004, was $107.2 million, or $1.17 per diluted share, and $278.7 million, or $3.07 per diluted share, respectively. Net income for the three and nine months ended September 30, 2003, was $141.8 million, or $1.62 per diluted share, and $356.9 million, or $4.15 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $60.2 million for the nine months ended September 30, 2004, and $355.0 million for the nine months ended September 30, 2003. The increase for the current year period was primarily due to cash generated by operating activities and the proceeds from the issuance of debt, offset in part by cash paid for company acquisitions, purchases of debt and equity securities and capital expenditures. The increase for the prior year period was due primarily to cash provided by operating activities, offset in part by capital expenditures, purchases of debt and equity securities, cash paid for company acquisitions, the repayment of debt, distributions to minority shareholders and cash dividends.

Notes and contracts payable as a percentage of total capitalization declined to 20.4% at September 30, 2004 from 23.0% at December 31, 2003. This decline was primarily due to an increase in equity attributable to net income for the current period.

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

Item 4.        Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	Other Information

Item 1.	Legal Proceedings

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse affect on its financial condition or results of operations.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in New York state court. The plaintiffs allege that our subsidiary, directly and through its agents, charged improper rates for title insurance policies issued in connection with refinance transactions. The action seeks refunds of the premiums charged and punitive damages. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in Michigan state court. The plaintiffs allege that in certain transactions the premium our subsidiary charged to builders and developers for title insurance policies violated the Real Estate Settlement Procedures Act and similar state laws. The action seeks a refund of the title insurance premiums paid by the plaintiffs and punitive damages. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2004	337,944	$25.03	337,944	$75,502,259
August 1 to August 31, 2004	326,500	$28.04	326,500	$66,346,348
September 1 to September 30, 2004	125,000	$29.04	125,000	$62,716,671

Total	789,444	$26.91	789,444	$62,716,671

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

Item 6.        Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Thomas A. Klemens
Thomas A. Klemens
Senior Executive Vice President,
Chief Financial Officer

/s/ Max O. Valdes
Max O. Valdes
Vice President,
Date: November 9, 2004	Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

(3)	Bylaws of The First American Corporation, as amended.

(4)(a)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3 dated July 19, 2004.

(4)(b)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(4)(c)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(10)	Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.