Form 10-K
period 2004-12-31
FIRST AMERICAN CORP
filed 2005-03-16
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $2,208,646,893.

On March 14, 2005, there were 92,850,176 shares of Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2005 annual meeting of the shareholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

PART I

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE RELATING TO INCREASES IN THE COMPANY’S SHARE OF THE TITLE INSURANCE MARKET, THE COMPANY’S COMMERCIAL SALES PROGRAM, INTERNATIONAL SALES EFFORTS, ADEQUACY OF ALLOWANCE FOR LOAN LOSSES, CORPORATE OFFICE EXPANSION, LITIGATION, DIVIDENDS, FUNDING FOR CORPORATE OFFICE EXPANSION, REGULATORY RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES AVAILABLE TO THE COMPANY, CASH REQUIREMENTS AND FUNDING FOR NON-QUALIFIED SUPPLEMENTAL BENEFIT PLANS ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

Item 1.    Business

The Company

The First American Corporation was founded in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company began issuing title insurance policies. In 1986, the Company began a diversification program which involved the acquisition and development of business information companies closely related to the real estate transfer and closing process. Twelve years later, the Company expanded its diversification program to include business information products and services outside of the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 800-3000.

General

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has six reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow, equity loan, investment advisory, trust, thrift and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information, credit information and screening information segments comprise its information technology group. The mortgage information segment offers tax monitoring, flood zone certification, default management services, document preparation and other real estate related services. The property information segment sells data relating to real property, database management services and appraisal services. In addition to providing specialty credit reports to the mortgage lending and automotive lending industries, the credit information segment includes a credit reporting agency which offers credit reports on sub-prime borrowers. The screening information segment provides employment background screening, drug-free workplace programs and other occupational health services, employee assistance programs, corporate tax and incentive services, resident screening, motor vehicle records, transportation business credit services, investigative services, computer forensics and electronic discovery services, supply chain security and consumer location services. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including flood zone determinations, based on the number of flood zone certification reports issued; tax monitoring services, based on the number of loans under service; credit reporting services to the mortgage industry, based on the number of credit reports issued; credit reporting services to the automotive lending industry, based on the number of credit reports issued; property data services, based on the number of inquiries; automated appraisals, based on the number of reports sold; and resident screening, based on the number of reports issued. The Company also believes that it holds the number two market share position for title insurance, based on operating revenues; home warranty services, based on the number of home warranty contracts in effect; default management services, based on the number of foreclosure/bankruptcy cases reported; and drug testing administration, based on the number of reports issued.

Substantially all of the revenues for the Company’s title insurance and services and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s property information and credit information segments also depend on real estate activity. The remaining portion of the property information and credit information revenues, as well as the revenues for the Company’s specialty insurance and screening information segments are isolated from the volatility of real estate transactions. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, a large portion of the Company’s revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company’s operations into areas outside of the traditional real estate transfer and closing process.

The Financial Services Group

Title Insurance and Services Segment

The title insurance and services segment’s principal product is policies of title insurance on residential and commercial property. This segment also provides tax-deferred exchange, escrow, equity loan, investment advisory, trust, thrift and other related products and services.

Overview of Title Insurance Industry

Title to, and the priority of interests in, real estate are determined in accordance with applicable laws. In most real estate transactions, mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event that title is not as represented. In most parts of the United States, title insurance has become accepted as the most efficient means of providing such protection.

Title Policies.    Title insurance policies insure the interests of owners and lenders against defects in the title to real property. These defects include adverse ownership claims, liens, encumbrances or other matters affecting such title which existed at the time a title insurance policy was issued and which were not excluded from coverage. Title insurance policies are issued on the basis of a title report, which is prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

The beneficiaries of title insurance policies are generally real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a real property mortgage lender generally terminates upon the sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

Before issuing title policies, title insurers seek to limit their risk of loss by accurately performing title searches and examinations. The major expenses of a title company relate to such searches and examinations, the preparation of preliminary reports or commitments and the maintenance of title plants, and not from claim losses as in the case of property and casualty insurers.

The Closing Process.    Title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction, a real estate broker, lawyer, developer, lender or closer involved in the transaction orders title insurance on behalf of an insured. Once the order has been placed, a title insurance company or an agent conducts a title search to determine the current status of the title to the property. When the search is complete, the title company or agent prepares, issues and circulates a commitment or preliminary title report to the parties to the transaction. The commitment summarizes the current status of the title to the property, identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

The closing function, sometimes called an escrow in western states, is often performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer”. Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is “closed.” The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. The seller and the buyer bear the risk of loss during this time lag. Any matter affecting title which is discovered during this period would have to be dealt with to the title insurers’ satisfaction or the insurer would exclude the matter from the coverage afforded by the title policy. Before a closing takes place, however, the closer would request that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, would work with the seller to eliminate them so that the title insurer would issue the title policy subject only to those exceptions to coverage which are acceptable to the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.    A title policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents which are not themselves licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or at the direction of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for bearing risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent.

Premiums.    The premium for title insurance is due and earned in full when the real estate transaction is closed. Premiums are generally calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

The Company’s Title Insurance Operations

Overview.    The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title services in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Hong Kong, Ireland, Mexico, New Zealand, South Korea, the United Kingdom and other territories and countries.

The Company plans to continue increasing its share of the title insurance market through strategic acquisitions and further development of its existing branch office and agency operations. The Company also continues to focus on expanding its share of the higher margin title insurance business conducted in connection with commercial transactions. The Company believes its national commercial market share has grown through programs directed at major developers, lenders and law firms.

Sales and Marketing.    The Company markets its title insurance services to a broad range of customers. The Company believes that its primary source of business is referrals from persons in the real estate community, such as independent escrow companies, real estate agents and brokers, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. In addition to the referral market, the Company markets its title insurance services directly to large corporate customers and mortgage lenders. As title agents contribute a large portion of the Company’s revenues, the Company also markets its title insurance services to independent agents. The Company’s marketing efforts emphasize the quality and timeliness of its services, process innovation and its national presence.

While virtually all personnel in the Company’s title insurance business assist in marketing efforts, the Company maintains a sales force of more than 1,000 persons dedicated solely to marketing. This sales force, which is located throughout the Company’s branch office network, not only markets the Company’s title insurance services, but also certain of the Company’s other products. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has approximately 60 salespeople in its national commercial services division. One of the responsibilities of the sales personnel of this division is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multi-state basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

The Company’s increased commercial sales effort has enabled the Company to expand its commercial business base. Because commercial transactions involve higher coverage amounts and yield higher premiums, commercial title insurance business generates greater profit margins than does residential title insurance business. Accordingly, the Company plans to continue to emphasize its commercial sales program.

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

Due to the high incidence of agency fraud in the title insurance industry during the late 1980s, the Company instituted measures to strengthen its agent selection and audit programs. In determining whether to engage an independent agent, the Company investigates the agent’s experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company also maintains a large number of agent representatives and agent auditors. Agent representatives periodically visit agents and examine their books and records. In addition to periodic audits, a full agent audit will be triggered if certain “warning signs” are evident. Warning signs that can trigger an audit include the failure to implement Company-required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis.

Title Plants.    The Company’s network of title plants constitutes one of its principal assets. A title search is conducted by searching the public records or utilizing a title plant. While public records are indexed by reference to the names of the parties to a given recorded document, most title plants arrange their records on a geographic basis. Because of this difference title plant records generally are easier to search. Most title plants also index prior policies, adding to searching efficiency. Many title plants are computerized. Certain offices of the Company utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. The Company believes its title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

The Company has significantly enhanced its investment in title plants through three business combinations. The first was the formation of a joint venture with Experian Information Solutions on January 1, 1998. Experian contributed to the joint venture its real estate information division. In June 1998 the Company acquired Data Tree Corporation, which owns the largest database of real estate document images. In July 2000 the Company and LandAmerica Financial Group formed Data Trace Information Services, LLC. This business, which is 80% owned by the Company and 20% owned by LandAmerica, is a provider of comprehensive title information delivery systems.

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

Reserves for Claims and Losses.    The Company provides for title insurance losses based upon its historical experience and other factors by a charge to expense when the related premium revenue is recognized. The resulting reserve for known claims and incurred but not reported claims reflects management’s best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported, and is considered by the Company to be adequate for such purpose.

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. These assets, which totaled $40.1 million at December 31, 2004, are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

Reinsurance and Coinsurance.    The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance agreements, in exchange for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general rule, the Company does not retain more than $40.0 million of primary risk on any single policy, though the Company may retain primary risk above $40.0 million on a case-by-case basis. Under coinsurance agreements, each coinsurer is jointly and severally liable for the risk insured, or for so much thereof as is agreed to by the parties. The Company’s reinsurance activities account for less than 1.0% of its total title insurance operating revenues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Thirty-four title insurance underwriters, for example, are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Title Insurance Company, LandAmerica, Stewart Title Guaranty Company and Old Republic Title Insurance Group. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

Trust, Thrift and Investment Advisory Services.    Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. As of December 31, 2004, the trust operation was administering fiduciary and custodial assets having a market value in excess of $2.9 billion. The trust operation also offers investment advisory services.

During 1988, the Company, through a majority-owned subsidiary, acquired an industrial bank, formerly known as an industrial loan corporation, that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2004, this Thrift had approximately $62.5 million of demand deposits and $101.3 million of loans outstanding.

Loans made or acquired during the current year by the Thrift ranged in amount from $15 thousand to $3.1 million. The average loan balance outstanding at December 31, 2004, was $0.5 million. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%.

The Thrift specializes in making commercial real estate loans. In excess of 99.5% of the Thrift’s loans are made on a variable rate basis. The average yield on the Thrift’s loan portfolio as of December 31, 2004, was 7.04%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift’s primary competitors in the Southern California commercial market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Thrift’s average loan is approximately 14.0 years in duration.

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

The following table sets forth the amount of the Thrift’s non-performing assets as of the dates indicated:

	Year Ended December 31
	2004	2003	2002	2001	2000
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$—	$53	$65	$94	$89

Total	$—	$53	$65	$94	$89

Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had no potential problem loans in existence as of December 31, 2004.

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

The following table provides certain information with respect to the Thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2004	2003	2002	2001	2000
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,290	$1,170	$1,050	$1,020	$905

Charge-offs:
Real estate—mortgage	—	—	—	(140)	—
Assigned lease payments	—	—	(3)	(2)	(2)

	—	—	(3)	(142)	(2)

Recoveries:
Real estate—mortgage	—	—	—	—	9
Assigned lease payments	—	—	—	—	—

	—	—	—	—	9

Net (charge-offs) recoveries	—	—	(3)	(142)	7
Provision for losses	60	120	123	172	108

Balance at end of year	$1,350	$1,290	$1,170	$1,050	$1,020

Ratio of net charge-offs during the year to average loans outstanding during the year	00%	00%	00%	14%	(.01)%

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

	Year Ended December 31
	2004		2003		2002		2001		2000
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$1,349	100	$1,289	100	$1,159	100	$1,036	100	$1,002	100
Other	1	—	1	—	11	—	14	—	18	—

	$1,350	100	$1,290	100	$1,170	100	$1,050	100	$1,020	100

Prior to January 2004 the Company’s trust, thrift and investment advisory companies made up its Trust and Other Services segment. In January 2004, the Company combined this segment with its Title Insurance and Services segment to better reflect the interaction within these businesses. This presentation is consistent with the way the operations of these businesses are evaluated by the Company’s management.

Specialty Insurance Segment

Home Warranties.    The Company’s home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company’s home warranty business issues one-year warranties that protect homeowners against defects in household systems and appliances, such as plumbing, water heaters and furnaces. The Company’s home warranty subsidiary currently charges approximately $245 to $420 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers, refrigerators and other items for charges ranging from approximately $25 to $160 per year. Coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties primarily are marketed through real estate brokers and agents. This business has continually expanded nationally and is currently doing business in 45 states.

Property and Casualty Insurance.    The Company offers property and casualty insurance through its subsidiaries First American Property and Casualty Insurance Company and First American Specialty Insurance Company. First American Property and Casualty Insurance Company primarily conducts its business utilizing the Company’s distribution channels, allowing for cross selling through existing closing-service activities. First American Specialty Insurance Company conducts its business utilizing a network of brokers.

The Information Technology Group

Mortgage Information Segment

The mortgage information segment provides tax monitoring, flood zone certification, default management services, document preparation services and other real estate related services.

Tax Monitoring.    The Company’s tax monitoring service, established in 1987, advises real property mortgage lenders of the status of property tax payments due on real estate securing their loans. With the acquisition of Transamerica Finance Corporation’s tax monitoring business in October 2003, the Company believes that it became the largest provider of tax monitoring services in the United States.

Under a typical contract the Company, on behalf of a mortgage lender, monitors the real estate taxes owing on properties securing such lender’s mortgage loans for the life of such loans. In general, providers of tax monitoring services, such as the Company’s tax service, indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. Where a mortgage lender requires that tax payments be impounded on behalf of borrowers, the Company may be required to monitor and oversee the transfer of these monies to the taxing authorities and provide confirmation to lenders that such taxes have been paid.

The Company recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the year the fee is received. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been negligible.

Flood Zone Certification.    In January 1995, the Company entered the flood zone certification business with the acquisition of Flood Data Services, Inc In October 2003 the Company substantially expanded this business with the acquisition of Transamerica Flood Hazard Certification, Inc., one of the Company’s primary competitors in this business. This business furnishes to mortgage lenders a report as to whether a subject property lies within a governmentally delineated flood hazard area. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan.

Default Services.    The Company’s default management business sells software and services which help mortgage servicing companies and financial institutions mitigate losses on mortgages that are in default as well as manage foreclosures, maintain and sell real estate owned properties and process claims.

Property Information Segment

The Company’s property information segment provides data and database services to various businesses, in particular to businesses operating in the real estate industry, such as mortgage lenders and brokers, real estate agents, property and casualty insurance companies and title insurance companies. The data offered by this segment include property characteristic information, such as the square footage of a piece of property or the number of rooms in a residence, and images of publicly recorded documents relating to real property. The Company delivers such data to its customers almost exclusively through electronic means, including the Internet. This segment also owns and manages databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies.

This segment also provides appraisal services to mortgage lenders, real estate agents, investors and other businesses requiring valuations of real property. These services include traditional appraisals, which require physical inspection and human analysis, broker price opinion services, which value real property based on the opinions of real estate brokers and agents, and automated valuation models which use data and sophisticated mathematical models to arrive at a valuation.

The property information segment was created in the Company’s joint venture with Experian in January 1998. Since that time this segment has grown through a number of significant acquisitions. In June 1998 the Company entered the imaged document business with the acquisition of Data Tree Corporation. In July 2000 the Company combined its title plant business with a competing business owned by the Company’s competitor, LandAmerica. The combined entity, Data Trace Information Services, LLC, is owned 80% by the Company and 20% by LandAmerica. In August 2000, the Company combined its property data business with Transamerica Corporation’s competing business. At the time the Company owned 80% of the resulting entity. During 2004 the Company purchased the remaining 20%. In September 2002, the Company added broker price opinions (BPO) to its appraisal operations with the acquisition of SourceOne Services, Corp. The Company believes that SourceOne is the largest provider of BPO services to the default market and the second largest provider of BPO services in the United States.

Credit Information Segment

The Company’s mortgage credit reporting business provides credit information reports for mortgage lenders throughout the United States. In preparing its reports for mortgage lenders the Company obtains credit reports from at least two of the three United States primary credit bureaus, merges and summarizes the credit reports and delivers its report in a standard format acceptable to mortgage loan originators and secondary mortgage purchasers. The Company’s credit reporting service has grown primarily through acquisitions. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metropolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired CREDCO, Inc. The Company believes that it is now the largest provider of credit reports to the United States mortgage lending industry, based on the number of credit reports issued.

The credit information segment also provides specialized credit reports to non-mortgage lenders, such as auto lenders, and direct to consumers. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer. The Company also owns Teletrack, Inc., which it acquired in 1999. The Company believes Teletrack is the largest provider of credit reports specializing in sub-prime borrowers in the United States, based on the number of reports issued. Teletrack’s credit reports are derived from its proprietary database. Its primary customers include pay-day loan and check-advance stores, rent-to-own retailers and similar types of creditors.

Screening Information Segment

The Company’s screening information segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the Nasdaq National Market System under the ticker symbol FADV. First Advantage was formed in the 2003 merger of the Company’s screening information segment with US SEARCH.com, Inc., a provider of people location services. Since that time First Advantage has grown substantially through acquisition. In late 2003 it entered the investigative services business with the acquisition of Omega Insurance Services, Inc., which it augmented with the acquisition of Corefacts, LLC in early 2004. In May 2004, with the acquisition of CIC Enterprises, Inc., First Advantage began offering services which help businesses identify and utilize tax incentive programs. As of December 31, 2004, the Company owned all of First Advantage’s outstanding Class B common stock, which constitutes approximately 69% of the economic interest and 95% of the voting interest of First Advantage.

First Advantage’s business is organized into three business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage’s Enterprise Screening segment offers employment screening services, such as criminal records and credit checks; occupational health services, such as drug testing administration and employee assistance programs; resident screening services, such as eviction record, credit and criminal records checks; and tax incentive and consulting services such as identification of employment-related tax incentive programs available under both federal and state legislation, and processing the paperwork required to capture such tax incentives and credits. First Advantage’s Risk Management segment provides automated access to motor vehicle records from all 50 states and the District of Columbia and investigative services. The investigative services are designed to detect and expose worker’s compensation, disability and liability insurance fraud and assist customers in business, legal and financial matters, including investigations and litigation arising from trade secret theft, software infringement, financial fraud, employee malfeasance and unfair competition. This segment also provides customers with access to a database of payment practice records on more than 60,000 transportation brokers and shippers in North America. First Advantage, through its Consumer Direct segment, also provides location, verification and screening services directly to consumers through the Internet.

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

In 1999, the Company entered into the property casualty insurance business through the acquisitions of Great Pacific Insurance Company and Five Star Holdings, Inc. The property and casualty business is subject to regulation by government agencies in the states in which they transact business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of “control” of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval.

The Company’s home warranty business also is subject to regulation by insurance authorities in the states in which it conducts such business. The Company’s trust company and the Thrift are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, as a federal savings bank, the Company’s trust company is regulated by the United States Department of the Treasury’s Office of Thrift Supervision, and the Thrift is regulated by the California Commissioner of Corporations.

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

Employees

As of December 31, 2004 the Company employed 30,994 people.

Risk Factors

You should carefully consider each of the following risk factors and the other information contained in this Annual Report on Form 10-K. The Company faces risks other than those listed here, including those that are unknown to the Company and others of which the Company may be aware but, at present, considers immaterial. Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Changes in government regulation could prohibit or limit the Company’s operations

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Changes in the applicable regulatory environment or statutory guidelines or changes in interpretations of existing regulations or statutes could prohibit or restrict the Company’s existing or future operations. Such restrictions may restrict the Company’s ability to implement rate increases, acquire assets or businesses or otherwise have a negative impact on the Company’s ability to generate revenue and earnings.

The Company may be subject to increased regulation regarding the use of personal information

Certain data and services the Company provides are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations has not had a material adverse effect on the Company’s results of operations or financial condition to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue.

The Company may not be able to pursue its acquisition strategy

The Company intends to continue to grow through acquisitions. The Company may not be able to identify suitable acquisition candidates or complete acquisitions on satisfactory terms. A number of the Company’s competitors also have adopted the strategy of expanding and diversifying through acquisitions. The Company will continue to experience competition in its effort to execute on its acquisition strategy. As a result, the Company may be unable to continue to make acquisitions or may be forced to pay more for the acquired companies.

The integration of Company acquisitions may be difficult and may result in a failure to realize some of the anticipated potential benefits of acquisitions

When companies are acquired, the Company may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the businesses could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. The Company’s management also will be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

The Company’s earnings may be reduced if acquisition projections are inaccurate

The Company’s earnings have improved since 1991 in large part because of the Company’s acquisition and integration of non-title insurance businesses. These businesses generally have higher margins than the title insurance businesses. For example, pre-tax margins for the title insurance and services segment were 8.2% in 2004, while pre-tax margins for the segments in the Company’s information technology group in the same year were 23.3%. The success or failure of acquisitions in this group has depended in large measure upon the accuracy of the Company’s projections. These projections are not always accurate. Inaccurate projections have historically led to lower than expected earnings.

As a holding company, the Company depends on distributions from the Company’s subsidiaries, and if distributions from the Company’s subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected

First American is a holding company whose primary assets are the securities of its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of the Company’s subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to declare and pay dividends to its shareholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available from the Company’s insurance subsidiaries in 2005 is $210.2 million.

Certain provisions of the Company’s charter and rights plan may make a takeover of our company difficult even if such takeover could be beneficial to some of the Company’s shareholders

The Company’s restated articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. Accordingly, the Company’s board is empowered, without further shareholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of the Company’s common shareholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. In conjunction with the rights plan discussed in the paragraph immediately below, the Company has authorized the issuance of the Company’s Series A Junior Participating Preferred Shares. Although the Company has no present intention of issuing any additional shares or series of preferred stock, the Company cannot guarantee that it will not make such an issuance in the future.

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

Item 2.    Properties

In September 1999, the Company moved its executive offices to one of three newly constructed office buildings at MacArthur Place in Santa Ana, California. Later that same year, the Orange County branch and certain other operations of the Company’s title insurance segment moved into the two other buildings constructed on the site. The three buildings total approximately 210,000 square feet and are situated in a campus environment comprising 32 acres. In the first quarter of 2004, the Company began the expansion of its office campus. This expansion will add two 4-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure. The construction is estimated to be completed by the fourth quarter of 2005. This property, including the land, buildings and fixtures, is subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to the Company’s subsidiary, First American Title Insurance Company, in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $53.3 million as of December 31, 2004.

The Company’s mortgage information segment houses its national operations in a leased 231,000 square foot office building in Dallas, Texas. In 1999, the Company completed the construction of two office buildings in Poway, California. These two buildings, which primarily house the Company’s credit reporting segment, total approximately 152,000 square feet and are located on a 17 acre parcel of land.

Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

Item 3.    Legal Proceedings

In December 2004 a subsidiary of the Company settled a class action lawsuit that was pending in New York state court. The lawsuit involved allegations that the Company’s subsidiary, directly and through its agents, charged improper rates for title insurance policies issued in connection with refinance transactions.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in federal court in Michigan. The plaintiffs allege that in certain transactions the premium our subsidiary charged to builders and developers for title insurance policies violated the Real Estate Settlement Procedures Act and similar state laws. The action seeks a refund of the title insurance premiums paid by the plaintiffs and other damages. Pending the outcome of this lawsuit, the Company has taken a charge to fourth quarter 2004 earnings of $3.3 million. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. The Company believes it has strong grounds to overturn this judgment and will conduct a vigorous appeal. Pending the outcome of this appeal, the Company has taken a charge to fourth quarter 2004 earnings of $10.0 million.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse affect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on March 4, 2005 was 3,485.

High and low stock prices and dividends declared for the last two years were as follows:

	2004		2003
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$32.01—$29.49	$.15	$24.73—$21.72	$.10
June 30	$31.30—$24.60	$.15	$27.85—$24.67	$.10
September 30	$30.83—$25.04	$.15	$27.25—$23.36	$.15
December 31	$35.14—$29.82	$.15	$30.64—$25.38	$.15

While the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The payment of dividends is subject to the restrictions described in Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands, except weighted-average exercise price)
Equity compensation plans approved by security holders (1)(3)	7,168	$20.50	5,390
Equity compensation not approved by security holders (2)	221	$20.75	—

	7,389	$20.51	5,390

(1)	Consists of The First American Corporation 1996 Stock Option Plan and The First American Corporation 1997 Directors’ Stock Plan. See Note 14 to the Company’s consolidated financial statements for additional information.

(2)	Includes shares related to plans assumed by the Company in the purchase of Credit Management Solutions, Inc. See Note 14 to the Company’s consolidated financial statements for additional information.

(3)	Includes 2,166,000 shares available to be issued under the Company’s stock purchase plan. See Note 15 to the Company’s consolidated financial statements for additional information.

Recent Sales of Unregistered Securities

In the last three years, the Company has not issued unregistered shares of its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. Under this plan, which has no expiration date, the Company may repurchase up to $100 million of the Company’s issued and outstanding Common shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2004	—	—	—	$62,716,671
November 1 to November 30, 2004	50,000	$33.61	50,000	$61,036,316
December 1 to December 31, 2004	—	—	—	$61,036,316

Total	50,000	$33.61	50,000	$61,036,316

Item 6.    Selected Financial Data.

The selected consolidated financial data for the Company for the five-year period ended December 31, 2004, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2004	2003	2002	2001	2000
	(in thousands, except percentages, per share amounts, and employee data)
Revenues	$6,722,326	$6,213,714	$4,704,209	$3,750,723	$2,934,255
Net income	$349,099	$451,022	$234,367	$167,268	$82,223
Total assets	$6,208,365	$5,139,902	$3,570,284	$2,977,648	$2,270,549
Notes and contracts payable	$732,770	$553,888	$425,705	$415,341	$219,838
Deferrable interest subordinated notes	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$2,463,564	$1,879,520	$1,364,589	$1,104,452	$870,237
Return on average stockholders’ equity	16.1%	27.8%	19.0%	16.9%	9.8%
Cash dividends on common shares	$52,403	$38,850	$24,570	$18,210	$15,256
Per share of common stock (Note A)—
Net income:
Basic	$4.04	$5.89	$3.27	$2.51	$1.29
Diluted	$3.83	$5.22	$2.92	$2.27	$1.24
Stockholders’ equity	$27.36	$23.84	$18.53	$16.08	$13.62
Cash dividends	$.60	$.50	$.34	$.27	$.24
Number of common shares outstanding
Weighted average during the year
Basic	86,430	76,632	71,594	66,568	63,680
Diluted	91,895	87,765	82,580	75,876	66,059
End of year	90,058	78,826	73,636	68,694	63,887
Title orders opened (Note B)	2,519	2,511	2,184	1,930	1,241
Title orders closed (Note B)	1,909	2,021	1,696	1,405	975
Number of employees	30,994	29,802	24,886	22,597	20,346

Note A—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note B—Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

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

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy, and for policies issued by independent agents, when notice of issuance is received from the agent. Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. The Company’s tax service division defers its tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio on a quarterly basis to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments and adjusts the rates accordingly to reflect current trends. For all other products, revenues are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Provision for title losses.    The Company provides for estimated title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense (the loss rate), as well as the adequacy of the ending reserves, is determined by the Company based on historical experience and other factors, including, but not limited to, changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. Management monitors the adequacy of the estimated loss reserves on a quarterly basis using a variety of techniques, including actuarial models, and adjusts the loss rate as necessary.

Purchase accounting and impairment testing for goodwill and other intangible assets.    Pursuant to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company is required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets by reporting unit. This annual test, which the Company has elected to perform every September 30, utilizes a variety of valuation techniques, all of which require management to make estimates and judgments, and includes discounted cash flow analysis, market approach valuations and the use of third-party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, sub-prime credit information, pre-employment and drug screening, resident screening and risk mitigation. In accordance with the provisions of SFAS 142, the Company completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2004 and 2003, and determined that there was no impairment of value.

Income taxes.    The Company estimates its effective income tax rate based upon a variety of factors including, but not limited to, the expected revenues and resulting pretax income for the year, the composition and geographic mix of the pretax income and the ratio of permanent differences to pretax income. Any changes to the estimated rate are made prospectively in accordance with Accounting Principles Board Opinions No. 28, “Interim Financial Reporting.” Additionally, management makes estimates as to the amount of reserves, if any, that are necessary for known and potential tax exposures.

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

Stock-based compensation.    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Shared-Based Payment” (SFAS No.123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the standard in the third quarter of 2005. The Company has not determined the impact, if any, that this standard will have on its consolidated financial position or results of operations.

Results of Operations

Overview—The majority of the revenues for the Company’s title insurance and mortgage information segments depend, in large part, upon the level of real estate activity and the cost and availability of mortgage funds. Revenues for these segments result primarily from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues for the Company’s property information and credit information segments also depend on real estate activity. The remaining portion of the property information and credit information revenues, as well as the revenues for the Company’s specialty insurance and screening information segments, are isolated from the volatility of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

The continuation of relatively low interest rates, coupled with the high demand for residential resale and new home sales, resulted in an exceptionally strong 2002. Mortgage originations reached $2.46 trillion, with refinance activity comprising 58% of the total. Mortgage interest rates remained low through the first three quarters of 2003, fueling new record-setting refinance activity, but began to rise during the fourth quarter of the year. Existing and new-home-sale activity also reached new record levels. Mortgage originations, based on Mortgage Bankers Association statistics totaled $3.81 trillion in 2003, with refinance activity comprising 66% of the total. The increase in mortgage interest rates that began in the fourth quarter of 2003 resulted in a low inventory of open orders going into 2004. This, together with an increasing mortgage interest rate environment during the first half of 2004, resulted in a decline in mortgage originations and a return to more traditional, seasonal real estate pattern, where the greatest volume of real estate activity occurs in the spring and summer months. However, as a result of new acquisitions and an increase in the average revenues per title order closed, operating revenues increased in 2004 when compared with 2003. Mortgage originations totaled $2.86 trillion in 2004, with refinance transactions comprising only 44% of the total.

Operating revenues—A summary by segment of the Company’s operating revenues is as follows:

	2004	%	2003	%	2002	%
	(in thousands, except percentages)
Financial Services:
Title Insurance:
Direct operations	$2,486,380	38	$2,264,925	38	$1,803,775	39
Agency operations	2,299,656	35	2,138,059	35	1,589,817	35

	4,786,036	73	4,402,984	73	3,393,592	74
Specialty Insurance	220,340	3	207,287	3	143,307	3

	5,006,376	76	4,610,271	76	3,536,899	77

Information Technology:
Mortgage Information	653,562	10	642,684	11	479,288	10
Property Information	401,716	6	366,271	6	259,315	6
Credit Information	242,812	4	246,987	4	215,337	5
Screening Information	266,280	4	166,430	3	100,702	2

	1,564,370	24	1,422,372	24	1,054,642	23

	$6,570,746	100	$6,032,643	100	$4,591,541	100

Financial Services.    In January 2004, the Company combined its Title Insurance segment and its Trust and Other Services segment into one segment to better reflect the interaction within these businesses. This presentation is consistent with the way management evaluates the operations of these businesses. The prior year results have been reclassified to reflect the combination of these businesses.

Operating revenues from direct title operations increased 9.8% in 2004 over 2003 and 25.6% in 2003 over 2002. The increase in 2004 over 2003 was primarily due to an increase in the average revenues per order closed, offset in part by a decrease in the number of orders closed. The increase in 2003 over 2002 was primarily due to increases in both the average revenues per order closed and the number of title orders closed. The average revenues per order closed were $1,303, $1,121 and $1,063 for 2004, 2003 and 2002, respectively. The increase in average revenues per order closed of 16.2% in 2004 over 2003 was primarily due to a decrease in the mix of lower-premium refinance transactions, an increase in higher-premium resale and commercial transactions, and appreciating real estate values. The increase in average revenues per order closed of 5.5% in 2003 over 2002 primarily reflected appreciating real estate values. The Company’s direct title operations closed 1,908,600, 2,021,000 and 1,696,100 title orders during 2004, 2003 and 2002, respectively, a decrease of 5.6% in 2004 from 2003 and an increase of 19.2% in 2003 over 2002. The fluctuations in closings primarily reflected changes in mortgage origination activity, market share gains and acquisition activity. Operating revenues from agency title operations increased 7.6% in 2004 over 2003 and 34.5% in 2003 over 2002. These increases were primarily attributable to the same factors affecting direct title operations compounded by the inherent delay in the reporting of transactions by agents. In 2005 the Company’s title insurance company plans to reduce its title insurance premium on mortgage refinance transactions in California. Assuming that real estate values and the volume of activity, including the mix between refinance, resale and commercial transactions, remain unchanged from 2004 levels, this would result in a decrease in operating revenues in 2005 and in subsequent years. However, any decrease in operating revenues could be offset by factors such as anticipated market share gains, operating efficiencies and growth in the Company’s bundling program.

Specialty insurance operating revenues increased 6.3% in 2004 over 2003 and 44.7% in 2003 over 2002. The increase in 2004 over 2003 reflected continued geographic expansion at the Company’s home warranty division, offset in part by a reduction in revenues at the Company’s property and casualty insurance division due to an increase in reinsurance ceded. The increase in 2003 over 2002 was primarily attributable to geographic expansion at the Company’s home warranty division and market share growth at the property and casualty insurance division.

Information Technology.    Mortgage information operating revenues increased 1.7% in 2004 over 2003 and 34.1% in 2003 over 2002. The increase in 2004 over 2003 was primarily attributable to $166.4 million of operating revenues contributed by new acquisitions, offset in part by the decline in mortgage originations and a $10.2 million decrease in operating revenues as a result of an increase in estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds. The increase in 2003 over 2002 primarily reflected the increase in mortgage originations, $48.0 million of operating revenues contributed by new acquisitions and a $9.4 million increase in operating revenues as a result of a decrease in estimated servicing life of the tax service loan portfolio due an acceleration in prepayment speeds.

Property information operating revenues increased 9.7% in 2004 over 2003 and 41.3% in 2003 over 2002. The increase in 2004 over 2003 primarily reflected $21.6 million of operating revenues contributed by new acquisitions and the continued growth in this segment’s less cyclical subscription-based information businesses, offset in part by the reduction in mortgage originations. The increase in 2003 over 2002 was primarily due to $52.4 million of operating revenues contributed by new acquisitions and the increase in mortgage originations.

Credit information operating revenues decreased 1.7% in 2004 from 2003 and increased 14.7% in 2003 over 2002. The decrease in 2004 from 2003 primarily reflected a decline in operating revenues from mortgage related credit products as a result of the decrease in mortgage originations. The increase in 2003 over 2002 was primarily due to the growth in demand for credit information in the housing sector, offset in part by a $6.2 million reduction in revenues as a result of the sale of the Company’s subsidiary, FASTRAC Systems, Inc., in August 2002.

Screening information operating revenues increased 60.0% in 2004 over 2003 and 65.3% in 2003 over 2002. These increases were primarily attributable to $68.5 million and $56.0 million of operating revenues contributed by new acquisitions for the respective periods.

Investment and other income—Investment and other income totaled $141.8 million, $145.4 million and $131.6 million in 2004, 2003 and 2002, respectively, a decrease of $3.6 million, or 2.5% in 2004 from 2003, and an increase of $13.8 million, or 10.5% in 2003 over 2002. These fluctuations primarily reflected the relative changes in equity in earnings of unconsolidated affiliates, which are accounted for under the equity method of accounting. See Note 11 to the consolidated financial statements for additional information.

Net realized investment gains/losses—Net realized investment gains totaled $9.8 million in 2004 and $35.7 million in 2003. Net realized investment losses totaled $18.9 million in 2002. The 2004 total included realized gains totaling $8.5 million relating to the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation. The 2003 total included the recognition of a previously deferred gain totaling $14.2 million relating to the sale of the Company’s Contour Software, Inc. subsidiary in the first quarter of 2001. Also included in the 2003 total was a $13.1 million realized gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc. The 2002 investment losses included a $13.6 million loss resulting from the write-down of WorldCom bonds; a $2.6 million loss associated with the sale of the Company’s subsidiary, FASTRAC Systems, Inc.; and $2.3 million of losses due to the restructuring of the 1031 tax-deferred exchange investment portfolio.

Salaries and other personnel costs—A summary by segment of the Company’s salaries and other personnel costs is as follows:

	2004	%	2003	%	2002	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$1,465,267	69	$1,261,120	70	$1,090,987	72
Specialty Insurance	45,479	2	38,506	2	33,424	2

	1,510,746	71	1,299,626	72	1,124,411	74

Information Technology:
Mortgage Information	247,615	12	210,033	12	156,999	10
Property Information	144,857	7	127,832	7	102,614	7
Credit Information	60,895	3	61,226	3	63,795	4
Screening Information	81,650	4	54,333	3	31,985	2

	535,017	26	453,424	25	355,393	23

Corporate	65,452	3	46,503	3	43,391	3

	$2,111,215	100	$1,799,553	100	$1,523,195	100

Financial Services.    The Company’s title insurance segment comprised 97.0% of total salaries and other personnel costs for the Financial Services group. The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment’s growth in operations that specialize in builder and lender title business has created ongoing fixed costs required to service accounts.

Title insurance personnel expenses increased 16.2% in 2004 over 2003 and 15.6% in 2003 over 2002. The increase in 2004 over 2003 was primarily due to $139.9 million of personnel costs associated with new acquisitions, incremental costs incurred to service the more labor intensive higher mix of resale and commercial title orders processed during the year and $25.8 million of increased employee benefit costs. The increase in 2003 over 2002 was primarily attributable to $29.3 million of personnel costs associated with new acquisitions, incremental labor costs incurred to service the increase in refinance transactions, increased commissions associated with the increase in closed orders and $12.0 million of increased employee benefit costs. The increases in employee benefit costs were primarily the result of increases in health care costs of $16.7 million in 2004 over 2003 and $6.2 million in 2003 over 2002. Also contributing to the overall increase in employee benefit costs were increases in the Company’s discretionary match related to the 401(k) plan, which is profit driven and increases as profits escalate. This match can also increase when profits decrease if the number of participants in the plan increases or if the total amount of employee deferral increases. The match increased $8.2 million in 2004 over 2003 and $5.8 million in 2003 over 2002. The Company’s direct title operations opened 2,518,600, 2,511,000 and 2,184,200 orders in 2004, 2003 and 2002, respectively, representing an increase of 0.3% in 2004 over 2003 and 15.0% in 2003 over 2002. The fluctuation in orders year over year reflected relative changes in mortgage originations, market share fluctuations and acquisition activity.

Information Technology.    Personnel expenses in total for the Information Technology group increased 18.0% in 2004 over 2003 and 27.6% in 2003 over 2002. Excluding $101.6 million and $51.1 million of personnel costs associated with new acquisitions, personnel expenses for the information technology group decreased 4.4% in 2004 from 2003 and increased 13.2% in 2003 over 2002. The decrease in 2004 from 2003 reflects a decline in incremental costs associated with the decrease in business volume, offset in part by a $4.2 million increase in employee benefit costs and costs incurred at the Company’s tax service division to integrate new customers. The increase in 2003 over 2002 was primarily due to costs incurred to service the increase in business volume and $9.8 million of increased employee benefit costs.

Corporate.    Corporate personnel expenses increased 40.7% in 2004 over 2003 and 7.2% in 2003 over 2002. These increases were primarily attributable to an increase in employee benefit costs, increased technology personnel costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations. The increase in 2004 over 2003 also reflected additional costs associated with the implementation of the provisions of Section 404 of the Sarbanes Oxley Act, primarily internal audit costs.

Premiums retained by agents—A summary of agent retention and agent revenues is as follows:

	2004	2003	2002
	(in thousands, except percentages)
Agent retention	$1,869,536	$1,729,104	$1,292,297

Agent revenues	$2,299,656	$2,138,059	$1,589,817

% retained by agents	81.3%	80.9%	81.3%

The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations.

Other operating expenses—A summary by segment of the Company’s other operating expenses is as follows:

	2004	%	2003	%	2002	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$840,790	56	$728,944	55	$597,262	57
Specialty Insurance	16,646	1	23,316	2	11,596	1

	857,436	57	752,260	57	608,858	58

Information Technology:
Mortgage Information	184,603	12	177,234	14	159,211	15
Property Information	127,357	9	131,896	10	86,039	8
Credit Information	126,628	9	129,367	10	107,781	10
Screening Information	151,638	10	97,034	7	61,037	6

	590,226	40	535,531	41	414,068	39

Corporate	41,275	3	32,084	2	26,199	3

	$1,488,937	100	$1,319,875	100	$1,049,125	100

Financial Services.    The Company’s title insurance segment comprised 98.1% of total other operating expenses for the Financial Services group. Title insurance other operating expenses (principally direct operations) increased 15.3% in 2004 over 2003 and 22.0% in 2003 over 2002. The increase in 2004 over 2003 was primarily due to $79.9 million of other operating expenses associated with new acquisitions and a voluntary $24.0 million charge taken in the fourth quarter of 2004 associated with captive reinsurance agreements with residential homebuilders. This charge, which was previously disclosed by the Company on February 18, 2005, represents a commitment by the Company to pay to the affected policy-holders the allocated portion of the reinsurance premium paid to the captive reinsurance participants. The increase in 2004 over 2003 also reflected $13.3 million of litigation charges taken in the fourth quarter of 2004. These charges included $10.0 million for a litigation matter disclosed by the Company on January 26, 2005. Excluding acquisition activity and the one-time items, title insurance other operating expenses decreased $5.3 million, or 0.7% in 2004 from 2003, primarily as a result of cost containment programs. The increase in other operating expenses in 2003 over 2002 was primarily due to incremental costs (i.e., messenger costs, reproduction costs, title plant maintenance costs, etc.) associated with servicing the increases in total order volume and $19.6 million of costs associated with new acquisitions.

Information Technology.    Other operating expenses for the Information Technology group increased 10.2% in 2004 over 2003 and 29.3% in 2003 over 2002. Excluding other operating expenses of $84.8 million and $66.2 million associated with new acquisitions for the respective periods, other operating expenses for the Information Technology group decreased 5.6% in 2004 from 2003 and increased 13.3% in 2003 over 2002. The decrease in 2004 from 2003 reflected a decline in incremental costs associated with the decline in mortgage origination volume. The increase in 2003 over 2002 was primarily due to costs associated with servicing the increase in business volume, primarily refinance transactions.

Corporate.    Corporate other operating expenses increased 28.6% in 2004 over 2003 and 22.5% in 2003 over 2002. The increase in 2004 over 2003 was primarily due to additional costs associated with the implementation of the provisions of Section 404 of the Sarbanes Oxley Act, which included increased costs associated with the Company’s independent registered public accounting firm and outside consultants. The increase in 2003 over 2002 was primarily due to $15.0 million of technology expenses, primarily consulting and outsourcing costs, required to expand the Company’s e-commerce capabilities. The increases for both 2004 and 2003 also reflected higher general costs associated with the support effort needed to service the Company’s expanded national and international operations.

Provision for title losses and other claims—A summary by segment of the Company’s provision for title losses and other claims is as follows:

	2004	%	2003	%	2002	%
	(in thousands, except percentages)
Title Insurance	$198,295	57	$179,681	55	$135,622	60

Specialty Insurance:
Home Warranty	70,562	20	56,769	18	50,881	23
Property and Casualty Insurance	52,087	15	62,777	19	26,168	12

	122,649	35	119,546	37	77,049	35

All other segments	28,674	8	25,177	8	11,918	5

	$349,618	100	$324,404	100	$224,589	100

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 4.1% in 2004, 4.1% in 2003 and 4.0% in 2002.

The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 49.0% in 2004, 48.9% in 2003 and 49.8% in 2002. The rate decrease in 2003 from 2002 was primarily due to a decrease in the average cost per claim, which was primarily due to the elimination of higher-cost contractors that were servicing claims in new geographic areas.

The provision for property and casualty insurance claims, expressed as a percentage of property and casualty insurance operating revenues, was 68.4% in 2004, 63.6% in 2003 and 63.8% in 2002. The rate for 2003 excludes $5.0 million of catastrophe losses related to the Southern California wildfires, which represents the Company’s deductible on its reinsurance treaty. The rate increase in 2004 over 2003 was primarily due to $6.2 million of claims expense in the third quarter of 2004 associated with the Florida hurricanes.

Depreciation and amortization—Depreciation and amortization increased 12.7% in 2004 over 2003 and 18.2% in 2003 over 2002. These increases were primarily due to an increase in the amortization of intangibles as a result of acquisition activity and an increase in the amortization of capitalized data and software as a result of new capital expenditures. Depreciation and amortization, as well as capital expenditures for each of the Company’s segments, are summarized in Note 21 to the consolidated financial statements.

Premium taxes—A summary by pertinent segment of the Company’s premium taxes is as follows:

	2004	%	2003	%	2002	%
	(in thousands, except percentages)
Title Insurance	$47,662	90	$46,211	90	$31,045	90
Specialty Insurance	5,273	10	5,324	10	3,613	10

	$52,935	100	$51,535	100	$34,658	100

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

Interest—Interest expense increased $7.7 million, or 21.4%, in 2004 over 2003, and $2.5 million, or 7.4%, in 2003 over 2002. These increases were primarily due to an increase in acquisition-related indebtedness.

Income before income taxes and minority interests—A summary by segment is as follows:

	2004	%	2003	%	2002	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$398,777	49	$504,629	53	$285,268	50
Specialty Insurance	41,419	5	30,125	3	24,465	4

	440,196	54	534,754	56	309,733	54

Information Technology:
Mortgage Information	174,868	21	238,508	25	146,849	26
Property Information	126,460	16	105,339	11	71,459	12
Credit Information	54,613	7	64,291	7	39,266	7
Screening Information	18,593	2	4,505	1	2,459	1

	374,534	46	412,643	44	260,033	46

	814,730	100	947,397	100	569,766	100

Corporate	(137,446)		(108,675)		(119,859)

	$677,284		$838,722		$449,907

The Company’s title insurance profit margins vary according to a number of factors, including the volume, composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Commercial transactions tend to generate higher revenues and greater profit margins than residential transactions. Profit margins from refinancing activities, on a per transaction basis, are lower than those from resale activities because in many states there are premium discounts on, and cancellation rates are higher for refinancing transactions. Cancellations of title orders adversely affect profits because costs are incurred in opening and processing such orders, but revenues are not generated. Also, the Company’s direct title insurance business has significant fixed costs in addition to its variable costs. Accordingly, profit margins from the Company’s direct title insurance business improve as the volume of title orders closed increases. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.

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

Income taxes—The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for noninsurance subsidiaries, was 35.9%, 34.8% and 33.3% for 2004, 2003 and 2002,

respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 12 to the consolidated financial statements.

Minority interests—Minority interests in net income of consolidated subsidiaries decreased $10.7 million in 2004 over 2003 and increased $30.1 million in 2003 over 2002. These changes were primarily due to the fluctuations in the operating results of the Company’s joint venture with Experian, which includes certain companies in the Company’s mortgage information, property information and credit information segments.

Net income—Net income and per share information are summarized as follows (see Note 13 to the consolidated financial statements):

	2004	2003	2002
	(in thousands, except per share amounts)
Net income	$349,099	$451,022	$234,367

Per share of common stock:
Net income:
Basic	$4.04	$5.89	$3.27

Diluted	$3.83	$5.22	$2.92

Weighted-average shares:
Basic	86,430	76,632	71,594

Diluted	91,895	87,765	82,580

Liquidity and Capital Resources

Cash provided by operating activities amounted to $678.9 million, $830.1 million and $540.6 million for 2004, 2003 and 2002, respectively, after net claim payments of $268.0 million, $269.5 million and $193.1 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2004, were for the $375 million acquisition of Transamerica’s flood determination and tax reporting businesses, other company acquisitions, additions to the investment portfolio, capital expenditures, dividends, distributions to minority shareholders, the repayment of debt and the repurchase of Company shares. The most significant nonoperating sources of cash and cash equivalents were proceeds from the issuance of debt in 2004 and 2003, proceeds from the sale-leaseback of certain equipment and capitalized software in 2004 and proceeds from the sales and maturities of certain investments. The net effect of all activities on total cash and cash equivalents was an increase of $168.8 million for 2004, $220.2 million for 2003 and $251.3 million for 2002.

Notes and contracts payable, as a percentage of total capitalization, was 22.7% as of December 31, 2004, as compared with 23.1% as of the prior year-end. This decrease was primarily attributable to the redemption of the Company’s senior convertible debentures and an increase in the capital base primarily due to net income for the year, offset in part by indebtedness incurred in connection with a sale–leaseback transaction. Notes and contracts payable are more fully described in Note 9 to the consolidated financial statements. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of this statement required the Company to reclassify its “Mandatorily redeemable preferred securities of the Company’s subsidiary trust whose sole assets are the Company’s $100.0 million 8.5% deferrable interest subordinated notes due 2012” as debt.

On December 31, 2004, the Company entered into a sale-leaseback transaction for certain equipment and software. The transaction totaled $122.0 million and was accounted for as a capital lease in the accompanying consolidated financial statements.

In August 2004, the Company increased its primary line of credit facility from $200.0 million to $500.0 million with a new expiration date of August 2009. The terms of the credit agreement remained relatively the same, with the Company required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The Company’s credit facility was unused at December 31, 2004 and 2003. The Company’s publicly traded subsidiary, First Advantage Corporation has two bank credit agreements. The first agreement provides for a $20.0 million collateralized line of credit. Under the terms of that credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until July 2006 and had a balance due of $12.5 million and $9.0 million at December 31, 2004 and 2003, respectively. The second credit agreement entered into in March 2004 provides for a $25.0 million unsecured line of credit. This credit agreement matures in March 2007 and had a balance due of $25.0 million at December 31, 2004.

In July 2004, the Company sold unsecured debt securities in the aggregate principal amount of $150.0 million. These securities, which bear interest at 5.7%, are due August 2014. The Company anticipates using the proceeds from the sale of the securities for general corporate purposes.

In the first quarter of 2004, the Company began the expansion of its corporate office campus. This expansion will add two 4-story office buildings totaling approximately 226,000 square feet, a 2-story, free-standing, 52,000 square foot technology center and a 2-story parking structure. The construction is estimated to be completed by the fourth quarter of 2005 with an estimated total cost of $80.0 million. The Company has been funding and anticipates to continue funding the corporate office expansion with internally generated funds.

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

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $4.8 billion and $4.5 billion at December 31, 2004 and 2003, respectively, of which $337.4 million and $247.8 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $2.9 billion and $2.3 billion at December 31, 2004 and 2003, respectively, and were held at the Company’s trust division. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

In addition, the Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $1.9 billion and $1.1 billion at December 31, 2004 and 2003, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2004, is as follows:

	Notes and contracts payable	Operating leases	Deferrable interest subordinated notes	Total
	(in thousands)
2005	$104,570	$176,333	—	$280,903
2006	129,098	127,028	—	256,126
2007	114,312	85,474	—	199,786
2008	86,180	46,465	—	132,645
2009	15,120	26,172	—	41,292
Later Years	283,490	21,079	$100,000	404,569

	$732,770	$482,551	$100,000	$1,315,321

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2004 from its insurance subsidiaries is $210.2 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 2 to the consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain other financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2004, the Company had equity securities with a book value of $49.9 million and fair value of $46.2 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loans
Book Value	$94,445						$94,445	$94,445
Ave. Interest Rate	1.94%							100.0%
Debt Securities
Book Value	$49,948	39,758	43,992	39,249	69,601	454,055	$696,603	$705,674
Ave. Interest Rate	3.94%	4.33%	4.34%	4.05%	4.31%	4.43%		101.3%
Loans Receivable
Book Value	$3	0	4	473	1,815	99,046	$101,341	$101,355
Ave. Interest Rate	8.33%	0.00%	8.09%	9.00%	8.32%	6.42%		100.0%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$159,776						$159,776	$159,776
Ave. Interest Rate	1.10%							100.0%
Variable Rate Demand Deposits
Book Value	$18,126						$18,126	$18,126
Ave. Interest Rate	2.20%							100.0%
Fixed Rate Demand Deposits
Book Value	$23,819	10,268	5,223	2,418	2,176		$43,904	$44,097
Ave. Interest Rate	2.71%	3.21%	4.16%	3.77%	4.38%			100.4%
Notes Payable
Book Value	$104,570	129,098	114,312	86,180	15,120	283,490	$732,770	$735,100
Ave. Interest Rate	5.57%	5.52%	4.85%	5.58%	5.21%	6.21%		101.9%
Deferrable Interest Subordinates Notes
Book Value						$100,000	$100,000	$100,000
Ave. Interest Rate						8.50%		100.0%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The First American Corporation:

We have completed an integrated audit of The First American Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Orange County, California

March 16, 2005

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except percentage and share data)

	December 31
	2004	2003
ASSETS

Cash and cash equivalents	$1,336,643	$1,167,799

Accounts and accrued income receivable, less allowances ($62,730 and $55,112)	438,365	347,035

Income taxes receivable	34,074	—

Investments:
Deposits with savings and loan associations and banks	94,445	57,945
Debt securities	705,674	543,997
Equity securities	46,190	45,758
Other long-term investments	305,571	233,794

	1,151,880	881,494

Loans receivable, net	101,341	105,228

Property and equipment, net	593,401	478,016

Title plants and other indexes	497,430	426,086

Deferred income taxes	39,886	141,622

Goodwill, net	1,605,879	1,253,080

Other assets	409,466	339,542

	$6,208,365	$5,139,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand deposits	$399,429	$324,371

Accounts payable and accrued liabilities:
Accounts payable	128,214	72,315
Salaries and other personnel costs	228,393	227,193
Pension costs and other retirement plans	237,827	218,249
Other	289,327	301,258

	883,761	819,015

Deferred revenue	729,537	719,503

Reserve for known and incurred but not reported claims	526,516	435,852

Income taxes payable	—	4,017

Notes and contracts payable	732,770	553,888

Deferrable interest subordinated notes	100,000	100,000

Minority interests in consolidated subsidiaries	372,788	303,736

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500,000 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000,000 shares Outstanding— 90,058,000 and 78,826,000 shares	90,058	78,826
Additional paid-in capital	757,931	463,610
Retained earnings	1,696,636	1,399,940
Accumulated other comprehensive loss	(81,061)	(62,856)

Total stockholders’ equity	2,463,564	1,879,520

	$6,208,365	$5,139,902

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2004	2003	2002
Revenues:
Operating revenues	$6,570,746	$6,032,643	$4,591,541
Investment and other income	141,796	145,354	131,560
Net realized investment gains (losses)	9,784	35,717	(18,892)

	6,722,326	6,213,714	4,704,209

Expenses:
Salaries and other personnel costs	2,111,215	1,799,553	1,523,195
Premiums retained by agents	1,869,536	1,729,104	1,292,297
Other operating expenses	1,488,937	1,319,875	1,049,125
Provision for title losses and other claims	349,618	324,404	224,589
Depreciation and amortization	128,978	114,424	96,829
Premium taxes	52,935	51,535	34,658
Interest	43,823	36,097	33,609

	6,045,042	5,374,992	4,254,302

Income before income taxes and minority interests	677,284	838,722	449,907
Income taxes	243,200	292,000	149,900

Income before minority interests	434,084	546,722	300,007
Minority interests	84,985	95,700	65,640

Net income	349,099	451,022	234,367

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	997	3,831	(1,199)
Minimum pension liability adjustment	(19,202)	(10,228)	(41,644)

	(18,205)	(6,397)	(42,843)

Comprehensive income	$330,894	$444,625	$191,524

Net income per share:
Basic	$4.04	$5.89	$3.27

Diluted	$3.83	$5.22	$2.92

Weighted-average common shares outstanding:
Basic	86,430	76,632	71,594

Diluted	91,895	87,765	82,580

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2001	68,694	$68,694	$271,403	$777,971	$(13,616)	$1,104,452
Net income for 2002				234,367		234,367
Cash dividends on common shares				(24,570)		(24,570)
Shares issued in connection with company acquisitions	3,094	3,094	58,257			61,351
Shares issued in connection with option, benefit and savings plans	1,848	1,848	29,984			31,832
Other comprehensive loss					(42,843)	(42,843)

Balance at December 31, 2002	73,636	73,636	359,644	987,768	(56,459)	1,364,589
Net income for 2003				451,022		451,022
Cash dividends on common shares				(38,850)		(38,850)
Shares issued in connection with company acquisitions	1,067	1,067	27,413			28,480
Shares issued in connection with option, benefit and savings plans	4,123	4,123	76,553			80,676
Other comprehensive loss					(6,397)	(6,397)

Balance at December 31, 2003	78,826	78,826	463,610	1,399,940	(62,856)	1,879,520
Net income for 2004				349,099		349,099
Cash dividends on common shares				(52,403)		(52,403)
Purchase of Company shares	(1,465)	(1,465)	(37,499)			(38,964)
Conversion of debt	7,458	7,458	198,270			205,728
Shares issued in connection with company acquisitions	1,648	1,648	45,314			46,962
Shares issued in connection with option, benefit and savings plans	3,591	3,591	88,236			91,827
Other comprehensive loss					(18,205)	(18,205)

Balance at December 31, 2004	90,058	$90,058	$757,931	$1,696,636	$(81,061)	$2,463,564

See Notes to Consolidated Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$349,099	$451,022	$234,367
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	349,618	324,404	224,589
Depreciation and amortization	128,978	114,424	96,829
Minority interests in net income	84,985	95,700	65,640
Realized investment (gains) losses	(9,784)	(35,717)	18,892
Other, net	(53,455)	(59,789)	(43,337)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(268,025)	(269,468)	(193,105)
Net change in income tax accounts	81,652	(4,975)	(8,376)
Increase in accounts and accrued income receivable	(62,533)	(17,443)	(17,223)
Increase in accounts payable and accrued liabilities	20,373	161,140	95,531
Increase in deferred revenue	5,613	129,507	66,047
Other, net	52,333	(58,685)	753

Cash provided by operating activities	678,854	830,120	540,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(329,652)	(499,038)	(51,450)
Net increase in deposits with banks	(14,668)	(13,768)	(11,905)
Purchases of debt and equity securities	(354,350)	(388,165)	(320,978)
Proceeds from sales of debt and equity securities	97,414	232,941	116,701
Proceeds from maturities of debt securities	101,425	52,857	127,187
Net decrease in other long-term investments	8,611	42,110	24,859
Net decrease (increase) in loans receivable	3,887	2,934	(3,898)
Capital expenditures	(201,803)	(98,963)	(94,672)
Purchases of capitalized data	(19,485)	(19,866)	(17,745)
Proceeds from sale of property and equipment	7,741	3,373	3,661

Cash used for investing activities	(700,880)	(685,585)	(228,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	75,020	67,658	25,042
Proceeds from issuance of notes and capital lease	325,933	177,117	9,919
Repayment of debt	(107,180)	(152,722)	(40,414)
Purchase of Company shares	(38,964)	—	—
Proceeds from exercise of stock options	27,509	26,500	8,401
Proceeds from issuance of stock to employee benefit plans	6,993	5,989	4,433
Contributions from minority shareholders	12,100	58,000	—
Distributions to minority shareholders	(58,138)	(72,882)	(43,903)
Cash dividends	(52,403)	(34,008)	(24,570)

Cash provided by (used for) financing activities	190,870	75,652	(61,092)

Net increase in cash and cash equivalents	168,844	220,187	251,275
Cash and cash equivalents—Beginning of year	1,167,799	947,612	696,337

Cash and cash equivalents—End of year	$1,336,643	$1,167,799	$947,612

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$41,679	$36,276	$33,281
Premium taxes	$59,335	$46,723	$30,655
Income taxes	$170,811	$296,227	$157,528
Noncash investing and financing activities:
Shares issued for benefits plans	$57,325	$48,187	$18,998
Shares issued in repayment of convertible debt	$205,728	$—	$—
Company acquisitions in exchange for common stock	$46,962	$28,480	$61,351
Liabilities in connection with company acquisitions	$202,084	$330,599	$55,761

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has six reporting segments that fall within two primary business groups, financial services and information technology. The Financial Services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges, investment advisory, trust and thrift services, and other related products and services. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The Information Technology group includes the Company’s mortgage information, property information, credit information and screening information segments. The mortgage information segment provides tax monitoring, flood zone certification, default management services and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides resident screening, employment screening, substance abuse management and testing, consumer direct location services and motor vehicle reporting and other related services.

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

Certain 2002 and 2003 amounts have been reclassified to conform to the 2004 presentation.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting, and notes receivable and other investments, which are carried at the lower of cost or fair value less costs to sell.

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

Property and equipment

Property and equipment includes computer software acquired or developed for internal use and for use with the Company’s products. Software development costs, which include capitalized interest costs and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

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

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $40.1 million and $42.7 million at December 31, 2004 and 2003, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangible assets. In accordance with the provisions of SFAS 142, goodwill is no longer amortized but is rather tested at least annually for impairment. The Company has selected September 30 as the annual valuation date to test goodwill for impairment.

Impairment of long-lived assets and loans receivable

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). This standard requires that the Company test long-lived assets for impairment whenever there are recognized events or changes in circumstances that could affect the carrying value of the long-lived assets. In accordance with SFAS 144, management uses estimated expected future cash flows (undiscounted and excluding interest costs) to measure the recoverability of long-lived assets held and used. As of December 31, 2004 and 2003, no indications of impairment were identified. SFAS 144 also requires that long-lived assets classified as held for sale be carried at the lower of cost or market as of the date the criteria established by SFAS 144 have been met. As of December 31, 2004 and 2003, no long-lived assets were classified as held for sale.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of impairment of loans receivable were identified during the three year period ended December 31, 2004.

Reserve for known and incurred but not reported claims

The Company provides for estimated title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense (the loss rate), as well as the adequacy of the ending reserves, is determined by the Company based on historical experience and other factors, including, but not limited to, changes and trends in the type of title insurance policies issued, the real estate market and the interest rate environment. Management monitors the adequacy of the estimated loss reserves on a quarterly basis using a variety of techniques, including actuarial models, and adjusts the loss rate as necessary. Title insurance losses and other claims associated with ceded reinsurance are provided for as the Company remains contingently liable in the event that the reinsurer does not satisfy its obligations.

The Company provides for property and casualty insurance losses based upon its historical experience by a charge to expense when the related premium revenue is recognized.

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

Interest on loans with the Company’s thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the trust and banking operations of the Company are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Information Technology Group—The Company’s tax service division defers the tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. Revenues earned by the other products in the Information Technology group are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Escrow and trust deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $4.8 billion and $4.5 billion at December 31, 2004 and 2003, respectively, of which $337.4 million and $247.8 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $43.3 million and $54.3 million included in cash and cash equivalents and $294.1 million and $193.5 million included in debt securities at December 31, 2004 and 2003, respectively. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $2.9 billion and $2.3 billion at December 31, 2004 and 2003, respectively, and were held at the Company’s trust division. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Like-kind exchanges

In addition, the Company facilitates tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $1.9 billion and $1.1 billion at December 31, 2004 and 2003, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and a return on the proceeds.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $60.8 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2004.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited,

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2005 is $210.2 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $746.0 million and $746.6 million at December 31, 2004 and 2003, respectively. Statutory net income for the years ended December 31, 2004, 2003 and 2002, was $130.5 million, $229.9 million and $132.0 million, respectively.

The escrow deposits held by the Company’s trust operations are restricted in use in accordance with regulations of the Office of Thrift Supervision.

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2004
U.S. Treasury securities	$112,197	$1,442	$(243)	$113,396
Corporate securities	160,174	5,593	(302)	165,465
Obligations of states and political subdivisions	93,740	2,797	(99)	96,438
Mortgage-backed securities	330,492	150	(267)	330,375

	$696,603	$9,982	$(911)	$705,674

December 31, 2003
U.S. Treasury securities	$106,064	$2,399	$(120)	$108,343
Corporate securities	136,574	7,464	(287)	143,751
Obligations of states and political subdivisions	79,726	3,713	(200)	83,239
Mortgage-backed securities	208,888	633	(857)	208,664

	$531,252	$14,209	$(1,464)	$543,997

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$49,370	$49,776
Due after one year through five years	169,658	174,310
Due after five years through ten years	125,902	128,206
Due after ten years	21,181	23,007

	366,111	375,299
Mortgage-backed securities	330,492	330,375

	$696,603	$705,674

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities are as follows:

		Gross unrealized		Estimated fair value
	Cost	gains	losses
		(in thousands)
December 31, 2004
Preferred stock:
Other	$2,554	$143	$(217)	$2,480
Common stocks:
Corporate securities	47,263	4,953	(8,649)	43,567
Other	80	68	(5)	143

	$49,897	$5,164	$(8,871)	$46,190

December 31, 2003
Preferred stock:
Other	$2,925	$312	$(1)	$3,236
Common stocks:
Corporate securities	46,625	4,707	(8,914)	42,418
Other	81	34	(11)	104

	$49,631	$5,053	$(8,926)	$45,758

The fair value of debt and equity securities was estimated using quoted market prices. Sales of debt and equity securities resulted in realized gains of $2.9 million, $7.0 million and $2.2 million; and realized losses of $0.6 million, $3.1 million and $4.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In accordance with the enhanced disclosure provisions of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,” the Company, at December 31, 2004 had gross unrealized losses of $.9 million from debt securities that had been in an unrealized loss position for less than 12 months. The fair value of those debt securities that had been in an unrealized loss position for less than 12 months is $99.3 million. At December 31, 2004, the Company had gross unrealized losses of $8.7 million from equity securities that had been in an unrealized loss position for 12 months or greater. The fair value of those equity securities that had been in an unrealized loss position for 12 months or greater was $17.6 million. Management has determined that the unrealized losses from debt and equity securities at December 31, 2004 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2004	2003
	(in thousands)
Real estate—mortgage	$105,454	$109,340
Other	7	8

	105,461	109,348
Allowance for loan losses	(1,350)	(1,290)
Participations sold	(2,516)	(2,588)
Deferred loan fees, net	(254)	(242)

	$101,341	$105,228

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 7.0% and 8.0% for the years ended December 31, 2004 and 2003, respectively. Average yields are affected by prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

The fair value of loans receivable was $101.4 million and $105.3 million at December 31, 2004 and 2003, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable in each of the five years after December 31, 2004, are as follows:

Year	(in thousands)
2005	$3
2006	$—
2007	$4
2008	$473
2009	$1,815

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31
	2004	2003
	(in thousands)
Land	$45,742	$43,327
Buildings	241,432	187,167
Furniture and equipment	369,038	286,337
Capitalized software	442,462	364,658

	1,098,674	881,489
Accumulated depreciation and amortization	(505,273)	(403,473)

	$593,401	$478,016

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. This transaction, which totaled $122.0 million, was accounted for as a capital lease. The assets and related obligation have been included in the accompanying consolidated financial statements.

NOTE 6.    Goodwill and Other Intangible Assets:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangibles and superceded Accounting Principles Board Opinions No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Pursuant to SFAS 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 requires that goodwill and other intangible assets be allocated to various reporting units that are either operating segments or one reporting unit below the operating segment. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, subprime credit information, pre-employment and drug screening, resident screening and risk mitigation.

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

The Company has determined that its flood zone certification database, which is included in “Title plants and other indexes,” is an intangible asset with an indefinite life. Accordingly, this asset is not amortized but rather tested annually for impairment by comparing the fair value of the database with its carrying value. In addition, the Company had $154.0 million of intangible assets included in “Other assets” at December 31, 2004,

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with definite lives ranging from three to ten years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

In accordance with the provisions of SFAS 142, the Company completed the required annual impairment tests of goodwill and intangible assets with indefinite lives for the years ended December 31, 2004 and 2003, and determined that there was no impairment of value.

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, as of December 31, 2004, is as follows:

	Balance as of January 1, 2004	Acquired/(disposed of) during the year	Post acquisition Adjustments	Balance as of December 31, 2004
	(in thousands)
Financial Services:
Title Insurance	$260,152	$115,545	$1,239	$376,936
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	545,612	32,125	5,985	583,722
Property Information	150,399	96,840	199	247,438
Credit Information	72,450	—	—	72,450
Screening Information	204,673	99,863	1,003	305,539

	$1,253,080	$344,373	$8,426	$1,605,879

NOTE 7.    Demand Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31
	2004	2003
	(in thousands except percentages)
Escrow accounts:
Interest bearing	$159,776	$92,596
Non-interest bearing	177,623	155,195

	337,399	247,791

Passbook accounts	18,126	19,784

Certificate accounts:
Less than one year	23,819	35,473
One to five years	20,085	21,323

	43,904	56,796

	$399,429	$324,371

Annualized interest rates:
Escrow deposits	1%	1%

Passbook accounts	2%	2%

Certificate accounts	2%-7%	2%-7%

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of escrow and passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $44.1 million and $57.1 million at December 31, 2004 and 2003, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

NOTE 8.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$435,852	$360,305	$314,777
Provision related to:
Current year	348,806	324,406	224,058
Prior years	812	(2)	531

	349,618	324,404	224,589

Payments related to:
Current year	162,729	151,590	97,729
Prior years	105,559	117,896	79,888

	268,288	269,486	177,617

Other	9,334	20,629	(1,444)

Balance at end of year	$526,516	$435,852	$360,305

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions. Included in “Other” for 2003 was a $16.0 million purchase accounting adjustment related to the acquisition of Transamerica Finance Corporation’s tax monitoring and flood zone certification businesses. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $143.1 million, $133.3 million and $79.8 million in 2004, 2003 and 2002, respectively, that relate to the Company’s non-title insurance operations.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Notes and Contracts Payable:

	December 31
	2004	2003
	(in thousands)
4.5% senior convertible debentures, due April 2008	$—	$210,000
5.7% senior debenture, due August 2014	149,598	—
7.55% senior debentures, due April 2028	99,572	99,558
Trust deed notes with maturities through 2023, collateralized by land and buildings with a net book value of $75,631, weighted-average interest rate of 5.5%	64,771	62,360
Other notes and contracts payable with maturities through 2013, weighted-average interest rate of 5.9%	296,829	181,970
Capital lease obligation	122,000	—

	$732,770	$553,888

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. The transaction totaled $122.0 million and was accounted for as a capital lease. The capital lease bears interest at a rate of 5.7% and has a base term of two years with three one-year renewal options. The assets and related obligation have been included in the accompanying consolidated financial statements.

In July 2004, the Company sold unsecured debt securities in the aggregate principal amount of $150.0 million. These securities, which bear interest at a fixed rate of 5.7%, are due August 2014.

In April 2004, the Company redeemed for cash $1.2 million of the $210.0 million aggregate principal outstanding on its 4.5% Senior Convertible Debentures Due 2008. Prior to the redemption date, holders had converted an aggregate principal amount of $208.8 million of debentures into 7,457,938 common shares of the Company at the fixed conversion price of $28 per share.

In October 2003, the Company obtained a $55.0 million loan collateralized by its corporate headquarters. This loan, which bears interest at the rate of 5.26%, will be repaid over a 20-year period and requires the Company to maintain certain minimum levels of capital and earnings.

The Company has also issued debt that is convertible into shares of its common stock to finance certain acquisitions. This debt, which is included in “Other notes and contracts payable,” is convertible at the option of each note holder at a conversion price of $30 per share. The balance of this convertible debt was $20.4 million and $24.5 million at December 31, 2004 and 2003, respectively.

In August 2004, the Company entered into a credit agreement that provides for a $500.0 million unsecured line of credit. This agreement supersedes the Company’s prior credit agreement that was scheduled to expire in July 2005. Under the terms of the credit agreement, the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit remains in effect until August 2009 and was unused at December 31, 2004. The Company’s publicly traded subsidiary, First Advantage Corporation has two bank credit agreements. The first agreement provides for a $20.0 million collateralized line of credit. Under the terms of that credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until July 2006 and had a balance due of $12.5 and $9.0 million at December 31, 2004 and 2003, respectively. The second credit agreement entered into in March 2004 provides for a $25.0 million unsecured line of credit. This credit agreement matures in matures in March 2007 and had a balance due of $25.0 million at December 31, 2004.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate annual maturities for notes and contracts payable and capital leases in each of the five years after December 31, 2004, are as follows:

Year	Notes payable	Capital lease
	(in thousands)
2005	$82,196	$22,375
2006	$105,424	$23,674
2007	$89,263	$25,048
2008	$35,277	$50,093
2009	$15,120	—

The fair value of notes and contracts payable was $742.5 million and $564.5 million at December 31, 2004 and 2003, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company’s notes and contracts payable was 5.7% and 5.5% at December 31, 2004 and 2003, respectively.

NOTE 10.    Deferrable Interest Subordinated Notes:

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

The fair value of the Company’s mandatorily redeemable preferred securities was $100.0 million at December 31, 2004 and 2003 and was estimated based on the current rates offered to the Company for debt of the same type and remaining maturity.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Investment and Other Income:

The components of investment and other income are as follows:

	2004	2003	2002
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$12,034	$10,109	$8,285
Debt securities	29,006	23,930	21,469
Other long-term investments	9,153	2,877	5,786
Loans receivable	7,531	8,468	9,277
Dividends on marketable equity securities	2,895	1,435	1,328
Equity in earnings of unconsolidated affiliates	53,620	59,789	43,337
Trust and banking activities	21,564	26,496	29,102
Other	5,993	12,250	12,976

	$141,796	$145,354	$131,560

NOTE 12.    Income Taxes:

Income taxes are summarized as follows:

	2004	2003	2002
	(in thousands)
Current:
Federal	$124,001	$247,779	$118,748
State	7,294	43,727	23,560
Foreign	5,120	6,964	2,609

	136,415	298,470	144,917

Deferred:
Federal	87,980	(4,697)	6,587
State	18,805	(1,773)	(1,604)

	106,785	(6,470)	4,983

	$243,200	$292,000	$149,900

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2004	2003	2002
	(in thousands)
Taxes calculated at federal rate	$207,305	$260,091	$134,494
Tax effect of minority interests	3,037	1,249	1,837
State taxes, net of federal benefit	22,370	28,670	13,767
Exclusion of certain meals and entertainment expenses	7,010	5,990	5,222
Other items, net	3,478	(4,000)	(5,420)

	$243,200	$292,000	$149,900

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31
	2004	2003
	(in thousands)
Deferred tax assets:
Deferred revenue	$68,246	$195,476
Employee benefits	45,835	48,516
Bad debt reserves	22,064	19,181
Loss reserves	89,158	35,764
Accumulated other comprehensive income	43,183	31,464
Net operating loss carryforward	57,167	50,171
Excess capital losses	—	3,554
Investment in affiliates	5,564	5,518
Other	951	2,888

	332,168	392,532

Deferred tax liabilities:
Depreciable and amortizable assets	161,061	131,948
Investment gain	17,434	17,261
Claims and related salvage	67,518	55,794
Other	3,737	2,478

	249,750	207,481

Net deferred tax asset before valuation allowance	82,418	185,051

Valuation allowance	(42,532)	(43,429)

Net deferred tax asset	$39,886	$141,622

For the year 2004, domestic and foreign pretax income from continuing operations was $573.9 million and $18.4 million, respectively.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $6.7 million, $5.8 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had available net operating-loss carryforwards totaling approximately $146.9 million for income tax purposes, of which $9.5 million has an indefinite expiration. The remaining $137.4 million begins to expire at various times beginning in 2008 and ending in 2024.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Earnings Per Share:

The Company’s potential dilutive securities are stock options and convertible debt. Stock options are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net income and weighted average shares outstanding is as follows:

	2004	2003	2002
	(in thousands, except per share data)
Numerator:
Net income—numerator for basic net income per share	$349,099	$451,022	$234,367
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	2,597	6,823	7,017

Numerator for diluted net income per share	$351,696	$457,845	$241,384

Denominator:
Weighted-average shares—denominator for basic net income per share	86,430	76,632	71,594
Effect of dilutive securities:
Employee stock options	2,586	2,744	2,449
Convertible debt	2,879	8,389	8,537

Denominator for diluted net income per share	91,895	87,765	82,580

Net income per share:
Basic	$4.04	$5.89	$3.27

Diluted	$3.83	$5.22	$2.92

For the three years ended December 31, 2004, 2003 and 2002, 0.5 million, 0.3 million and 3.4 million options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 14.    Employee Benefit Plans:

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures About Pensions and Other Post Retirement Benefits” to require additional disclosures. The Company has implemented the revised disclosures in these financial statements.

The Company has benefit plans covering substantially all employees, including a 401(k) savings plan (the Savings Plan), an employee stock purchase plan and a defined benefit pension plan.

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $58.3 million, $48.4 million and $39.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Savings Plan allows the participants to purchase the Company’s stock as one of the investment options. The Savings Plan held 10,689,000 and 9,982,000 shares of the Company’s common stock, representing 11.9% and 12.7% of the total shares outstanding at December 31, 2004 and 2003, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The employee stock purchase plan allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. There were 289,000, 283,000 and 245,000 shares issued in connection with the plan for the years ending December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, there were 2,166,000 shares reserved for future issuances.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the defined benefit plan and supplemental benefit plan obligations, fair value of assets, a statement of the funded status and a summary of the amounts recognized in the consolidated financial statements as of December 31, 2004 and 2003:

	December 31
	2004		2003
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$252,150	$92,218	$227,013	$73,322
Service costs	12,282	3,870	12,033	2,904
Interest costs	15,684	6,781	14,789	5,535
Plan amendments	—	—	(2,168)	6
Actuarial losses	17,778	18,491	15,250	13,663
Benefits paid	(14,373)	(3,493)	(14,767)	(3,212)

Projected benefit obligation at end of year	283,521	117,867	252,150	92,218

Change in plan assets:
Plan assets at fair value at beginning of year	153,476	—	147,932	—
Actual return on plan assets	6,892	—	17,407	—
Company contributions	43,215	3,493	2,904	3,212
Benefits paid	(14,373)	(3,493)	(14,767)	(3,212)

Plan assets at fair value at end of year	189,210	—	153,476	—

Reconciliation of funded status:
Funded status of the plans	(94,311)	(117,867)	(98,674)	(92,218)
Unrecognized net actuarial loss	119,972	52,589	101,267	37,262
Unrecognized prior service cost	(3,631)	153	(7,791)	464
Unrecognized net transition asset	—	—	(7)	—

Prepaid (accrued) pension cost	22,030	(65,125)	(5,205)	(54,492)

Amounts recognized in the consolidated financial statements consist of:
Accrued benefit liability	(91,173)	(86,504)	(96,778)	(68,483)
Intangible asset	—	153	—	463
Minimum pension liability adjustment	113,203	21,226	91,573	13,528

	$22,030	$(65,125)	$(5,205)	$(54,492)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	2004	2003	2002
	(in thousands)
Expense:
Service cost	$16,152	$14,937	$19,625
Interest cost	22,465	20,324	18,193
Actual return on plan assets	(14,488)	(14,046)	(14,795)
Amortization of net transition obligation	(6)	(22)	(22)
Amortization of prior service cost	(3,851)	(3,802)	(3,632)
Amortization of net loss	9,766	6,309	2,707

	$30,038	$23,700	$22,076

Unrecognized prior service costs are being amortized over the average remaining period of benefit service of participants at the time of the plan change. The benefit obligation and related assets have been measured as of December 31, 2004 for all plans.

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	December 31
	2004	2003
Defined benefit pension plan
Discount rate	6.25%	6.75%
Rate of return on plan assets	9.00%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.25%	6.75%

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31
	2004	2003
Defined benefit pension plan
Discount rate	6.00%	6.25%
Rate of return on plan assets	9.00%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.00%	6.25%
Salary increase rate	4.50%	4.50%

Negative financial market returns during 2000 through 2002 resulted in a decline in the fair-market value of plan assets. This, when combined with the declining discount rate assumptions in the last several years, has resulted in a decline in the plans’ funded status. Consequently, the Company’s accumulated benefit obligation exceeded the fair-market value of the plan assets for the Company’s funded, defined benefit plans. In addition, the Company has nonqualified, unfunded supplemental benefit plans covering certain key management personnel. Benefits under these plans are anticipated to be funded with proceeds from life insurance policies purchased by the Company on the lives of the executives.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligations for the plans were as follows:

	December 31
	2004		2003
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Accumulated benefit obligation	$283,521	$86,504	$252,404	$68,482

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plan assets are managed by investment managers that invest plan assets in equity and fixed income debt securities and cash. A summary of the asset allocation as of December 31, 2004 and 2003 and the target mix are as follows:

	Target allocation	Percentage of plan assets at December 31
	2005	2004	2003
Asset category
Domestic and international equities	50%	52%	52%
Fixed income	47%	43%	46%
Cash	3%	5%	2%

Included in the domestic equities amount above are common shares of the Company with a market value of $14.3 million as of December 31, 2004. The Company expects to make cash contributions to its pension plans of approximately $29.9 million during 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2005	$16,352
2006	$17,115
2007	$18,145
2008	$19,000
2009	$19,717
2010-2014	$121,766

NOTE 15.    Stock Option Plans:

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

Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	2004	2003	2002
	(in thousands, except per share amounts)
Net income:
As reported	$349,099	$451,022	$234,367
Pro forma	$342,165	$441,517	$229,434
Net income per share:
As reported:
Basic	$4.04	$5.89	$3.27
Diluted	$3.83	$5.22	$2.92
Pro forma:
Basic	$3.96	$5.76	$3.20
Diluted	$3.75	$5.11	$2.86

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively; dividend yield of 2.1%, 1.8% and 1.9%; expected volatility of 41.9%, 45.1% and 48.9%; risk-free interest rate of 4.6%, 4.2% and 4.2%; and expected life of six years, seven years and seven years.

Transactions involving stock options are summarized as follows:

	Number outstanding	Weighted-average exercise price
	(in thousands, except weighted-average exercise price)
Balance at December 31, 2001	9,706	$16.22
Granted during 2002	508	$17.41
Exercised during 2002	(802)	$11.08
Forfeited during 2002	(466)	$17.73

Balance at December 31, 2002	8,946	$16.66
Granted during 2003	1,652	$23.45
Exercised during 2003	(2,011)	$13.30
Forfeited during 2003	(241)	$18.66

Balance at December 31, 2003	8,346	$18.75
Granted during 2004	967	$29.00
Exercised during 2004	(1,622)	$17.03
Forfeited during 2004	(302)	$18.23

Balance at December 31, 2004	7,389	$20.51

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options outstanding and exercisable at December 31, 2004, are summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Average remaining life in years	Average exercise price	Options	Average exercise price
	(options in thousands)
$ 3.95—$13.00	1,682	4.8	$10.28	1,132	$10.06
$13.01—$23.57	2,089	7.1	$19.72	821	$18.38
$23.58—$24.00	1,753	3.3	$23.58	1,747	$23.58
$24.01—$43.58	1,865	8.4	$27.72	362	$27.68

$ 3.95—$43.58	7,389	6.0	$20.51	4,062	$19.12

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the standard in the third quarter of 2005. The Company has not determined the impact, if any, that this standard will have on its consolidated financial position or results of operations.

NOTE 16.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 2004 the Company purchased, for $35.5 million, certain furniture and equipment that had been part of a sales-leaseback transaction entered into by the Company in December 1999. This equipment, along with additional equipment and software, was subsequently resold and leased back in a transaction that resulted in the Company recording a capitalized lease. In December 2000, the Company’s subsidiary, First American Real Estate Information Services, Inc. entered into sale-leaseback agreement with regard to certain furniture and equipment with a net book value of $30.7 million. Proceeds from the sale amounted to $33.8 million and a gain of $3.1 million was included in “Deferred revenue” and is being amortized over the life of the lease. Under the agreements, the Company’s subsidiary agreed to lease the property for five years with minimum annual lease payments of $3.8 million.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004 are as follows:

	Operating	Capital
Year	(in thousands)
2005	$176,333	$28,838
2006	127,028	28,838
2007	85,474	28,838
2008	46,465	53,238
2009	26,172
Later years	21,079

	$482,551	$139,752

Less: Amounts related to interest		(17,752)

		$122,000

Total rental expense for all operating leases and month-to-month rentals was $259.0 million; $205.6 million and $178.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Other commitments and guarantees

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company’s financial condition or results of operations.

The Company and Experian Information Solutions, Inc. (Experian) are parties to a joint venture that resulted in the creation of the Company’s First American Real Estate Solutions, LLC (FARES) subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is greater than $80.0 million and less than $160.0 million. As of December 31, 2004, the purchase price exceeded $160.0 million and, therefore, Experian’s right was not exercisable as of such date. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the minority shares of certain less-than-100.0% owned subsidiaries if certain conditions are met. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2004 was not material.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2004.

NOTE 17.    Stockholders’ Equity:

On October 23, 1997, the Company adopted a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan, after the close of business on November 15, 1997, each holder of the Company’s common shares received a

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 18.    Other Comprehensive Income:

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income are as follows:

	Unrealized gains on securities	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2001	$2,689	$(16,305)	$(13,616)
Pretax change	28	(64,068)	(64,040)
Tax effect	(1,227)	22,424	21,197

Balance at December 31, 2002	1,490	(57,949)	(56,459)
Pretax change	4,709	(15,810)	(11,101)
Tax effect	(878)	5,582	4,704

Balance at December 31, 2003	5,321	(68,177)	(62,856)
Pretax change	1,534	(29,329)	(27,795)
Tax effect	(537)	10,127	9,590

Balance at December 31, 2004	$6,318	$(87,379)	$(81,061)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $2.3 million, $3.9 million and $(2.6) million of net realized gains (losses) for the years ended December 31, 2004, 2003 and 2002, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Litigation.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in federal court in Michigan. The plaintiffs allege that in certain transactions the premium our subsidiary charged to builders and developers for title insurance policies violated the Real Estate Settlement Procedures Act and similar state laws. The action seeks a refund of the title insurance premiums paid by the plaintiffs and other damages. Pending the outcome of this lawsuit, the Company has taken a charge to fourth quarter 2004 earnings of $3.3 million. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. The Company believes it has strong grounds to overturn this judgment and is conducting a vigorous appeal. Pending the outcome of this appeal, the Company has taken a charge to fourth quarter 2004 earnings of $10.0 million.

During the first quarter of 2005, a subsidiary of the Company executed a Consent Order with the Colorado State Division of Insurance (the “Division”) wherein the Division asserted that the Company’s subsidiary participated in an industry-wide practice of offering captive reinsurance arrangements to residential homebuilders with captive reinsurance companies. In settling the matter, the Company’s subsidiary agreed, without admission of liability or wrongdoing, to cease participating in captive reinsurance arrangements of this nature. The Company’s subsidiary had similar reinsurance arrangements in other states and determined that the entire amount of premiums paid pursuant to its captive reinsurance arrangements nationwide was $24.0 million in total since inception. Although not required by the Consent Order and despite the Company’s subsidiary’s belief that it had legal support for its reinsurance practices, the Company’s subsidiary terminated all its captive reinsurance arrangements with those parties, and unilaterally and voluntarily determined to promptly pay to the effected policy holders the allocated portion of the reinsurance premium paid to the captive reinsurance participants in all states. At December 31, 2004, the Company recorded a charge of $24.0 million for the estimated exposure associated with this decision.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition or results of operations.

NOTE 20.    Business Combinations:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinions No. 16, “Business Combinations.” SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting. In applying the purchase method of accounting, the Company undertakes a comprehensive review of the acquired entity to ensure that all identifiable assets and liabilities are properly recorded at their fair value. In determining fair value, the Company utilizes a variety of valuation techniques, including discounted cash flow analysis and outside appraisals, to the extent necessary, given materiality and complexity. All excess purchase price is appropriately recorded as goodwill. The useful lives for all assets recorded in purchase accounting are based on market conditions, contractual terms and other appropriate factors.

During the year ended December 31, 2004, the Company completed 58 acquisitions. Individually, these acquisitions were not material. Of these acquisitions, 38 have been in the Company’s title insurance segment, 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the Company’s mortgage information segment, 3 in the Company’s property information segment and 14 in the Company’s screening information segment The aggregate purchase price of the 44 acquisitions included in the Company’s title insurance, mortgage information and property information segments was $199.1 million in cash, $96.8 million in notes payable and 1.5 million shares of the Company’s common stock valued at $42.8 million. The operating results of these acquired companies were included in the Company’s consolidated financial statements from their respective acquisition dates. The 14 acquisitions included in the Company’s screening information segment were completed by the Company’s publically-traded subsidiary, First Advantage Corporation. The aggregate purchase price of these acquisitions was $58.5 million in cash, $59.0 million in notes payable and 1.4 million shares, valued at $23.2 million, of First Advantage’s Class A common stock. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of these transactions, First Advantage recorded approximately $99.9 million of goodwill and $26.0 million of intangible assets with definite lives. As a result of the remaining 44 acquisitions, the Company recorded approximately $223.2 of goodwill and $35.6 million of intangible assets with definite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for certain of these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts. In accounting for the First Advantage shares issued in these acquisitions, the Company, whose ownership interest was reduced to approximately 69 percent, recorded a pretax gain of $8.5 million.

Assuming all of the current year acquisitions had occurred on January 1, 2003, unaudited pro forma revenues, net income and net income per diluted share would have been $6.9 billion, $377.7 million and $4.10, respectively, for the year ended December 31, 2004; and $6.6 billion, $497.1 million and $5.64, respectively, for the year ended December 31, 2003. All pro forma results include interest expense on acquisition debt. The unaudited pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

On October 1, 2003, the Company acquired the real estate tax monitoring and flood zone certification businesses of Transamerica Finance Corporation for a combined net purchase price of $375 million. These businesses have been integrated with the Company’s existing real estate tax monitoring and flood zone certification businesses which are included in the Company’s mortgage information and services segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at October 1, 2003. As a result of this acquisition, the Company recognized approximately $473.0 million of goodwill and $63.6 million of intangible assets with definite lives. The operating results of Transamerica’s tax monitoring and flood zone certification businesses are included in the Company’s consolidated financial statements commencing October 1, 2003.

On June 5, 2003, the Company formed First Advantage Corporation, which was created through the merger of First American Corporation’s screening information businesses with the operations of US SEARCH.com Inc. Under the terms of the agreement, the former stockholders of US SEARCH received 0.04 of a Class A common share of First Advantage for each share of US SEARCH owned prior to the merger. The former stockholders of US SEARCH hold approximately 20% of the total shares of First Advantage. The First American Corporation received Class B common stock, entitling 10 votes for each share, representing approximately 80% of the total shares of First Advantage. Approximately $3.0 million of intangible assets with definite lives and $54.9 million of goodwill was recorded by First Advantage as part of this transaction. The new public company trades Class A common stock as “FADV” on the NASDAQ National Market System.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21.    Segment Financial Information:

In January 2004, the Company combined its Title Insurance and Services and Trust and Other Services into one segment to better reflect the interaction within these businesses. This presentation is consistent with the way the operations of these businesses are evaluated by the Company’s management. The prior year results have been reclassified to reflect the combination of these businesses. After the change, the Company has six reporting segments that fall within two primary business groups, Financial Services and Information Technology. The Financial Services Group includes Title Insurance and Services and Specialty Insurance. The Information Technology Group includes Mortgage Information, Property Information, Credit Information and Screening Information. The Company, through its subsidiaries, is engaged in the business of providing business information and related products and services. The title insurance and services segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges, other related products and provides advisory and trust and thrift services. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The mortgage information segment provides tax monitoring, flood zone certification, default management services and other real estate related services. The property information segment provides property database services and appraisal services. The credit information segment provides mortgage credit and specialized credit reporting services. The screening information segment provides resident screening, pre-employment screening, substance abuse management and testing, consumer direct location services, risk management and other services.

The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services in Australia, the Bahamas, Canada, Guam, Hong Kong, Ireland, Mexico, New Zealand, Puerto Rico, South Korea, the United Kingdom, the U.S. Virgin Islands and other territories and countries. The international operations account for less than 1% of the Company’s income before income taxes and minority interests. Home warranty services are provided in 45 states throughout the United States. Property and casualty insurance is offered nationwide. The products offered by the four segments included in the Information Technology group are provided nationwide.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Income (loss) before income taxes and minority interests	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2004
Title Insurance and Services	$4,875,524	$43,821	$398,777	$3,360,417	$130,192	$121,863
Specialty insurance	234,708	2,153	41,419	393,130	—	1,857
Mortgage Information	660,780	26,613	174,868	1,024,896	1,989	22,223
Property Information	427,234	24,987	126,460	741,190	39,154	20,541
Credit Information	252,087	9,792	54,613	185,221	63,296	3,162
Screening Information	266,687	12,539	18,593	431,353	40	5,607
Corporate	5,306	9,073	(137,446)	72,158	—	26,550

	$6,722,326	$128,978	$677,284	$6,208,365	$234,671	$201,803

2003
Title Insurance and Services	$4,494,883	$39,987	$504,629	$2,527,356	$112,604	$39,184
Specialty insurance	219,837	1,929	30,125	380,663	—	1,305
Mortgage Information	668,765	19,296	238,508	1,117,825	2,313	15,941
Property Information	390,151	22,847	105,339	539,882	9,337	19,798
Credit Information	267,074	11,838	64,291	189,389	54,528	4,949
Screening Information	166,536	10,166	4,505	284,007	—	4,740
Corporate	6,468	8,361	(108,675)	100,780	—	13,046

	$6,213,714	$114,424	$838,722	$5,139,902	$178,782	$98,963

2002
Title Insurance and Services	$3,479,413	$43,183	$285,268	$1,937,464	$70,497	$45,313
Specialty insurance	153,205	1,965	24,465	282,199	—	1,829
Mortgage Information	485,206	10,161	146,849	433,471	—	12,130
Property Information	279,754	18,729	71,459	450,355	23,787	14,096
Credit Information	221,761	11,355	39,266	161,964	13,457	7,732
Screening Information	100,888	4,050	2,459	157,051	—	3,964
Corporate	(16,018)	7,386	(119,859)	147,780	—	9,608

	$4,704,209	$96,829	$449,907	$3,570,284	$107,741	$94,672

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2004
Revenues	$1,473,771	$1,724,053	$1,721,485	$1,803,017
Income before income taxes and minority interests	$111,130	$219,191	$202,005	$144,958
Net income	$54,956	$116,526	$107,215	$70,402
Net income per share:
Basic	$0.69	$1.32	$1.21	$0.78
Diluted	$0.62	$1.27	$1.17	$0.76

Year Ended December 31, 2003
Revenues	$1,341,975	$1,542,931	$1,716,742	$1,612,066
Income before income taxes and minority interests	$163,493	$239,753	$260,759	$174,717
Net income	$87,580	$127,476	$141,847	$94,119
Net income per share:
Basic	$1.18	$1.67	$1.83	$1.20
Diluted	$1.05	$1.47	$1.62	$1.07

Year Ended December 31, 2002
Revenues	$1,042,202	$1,091,530	$1,196,086	$1,374,391
Income before income taxes and minority interests	$88,559	$80,054	$129,022	$152,272
Net income	$44,075	$40,121	$67,359	$82,812
Net income per share:
Basic	$0.63	$0.56	$0.94	$1.13
Diluted	$0.57	$0.51	$0.84	$1.01

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2004

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$94,445	$94,445	$94,445

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$112,197	$113,396	$113,396

Corporate securities
Registrant—None
Consolidated	$160,174	$165,465	$165,465

Obligations of states and political subdivisions
Registrant—None
Consolidated	$93,740	$96,438	$96,438

Mortgage-backed securities
Registrant—None
Consolidated	$330,492	$330,375	$330,375

Total debt securities:
Registrant—None
Consolidated	$696,603	$705,674	$705,674

Equity securities:
Registrant—None
Consolidated	$49,897	$46,190	$46,190

Other long-term investments:
Registrant	$4,505	$4,505	$4,505

Consolidated	$305,571	$305,571	$305,571

Total investments:
Registrant	$4,505	$4,505	$4,505

Consolidated	$1,146,516	$1,151,880	$1,151,880

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2004
Title Insurance and Services	—	$450,309	$1,896
Specialty Insurance	$21,259	40,524	139,680
Mortgage Information	—	30,620	568,517
Property Information	—	5,063	13,638
Credit Information	—	—	3,510
Screening Information	—	—	2,296
Corporate	—	—	—

Total	$21,259	$526,516	$729,537

2003
Title Insurance and Services	—	$367,995	$6,558
Specialty Insurance	$19,888	32,285	98,718
Mortgage Information	—	31,620	596,274
Property Information	—	3,952	12,727
Credit Information	—	—	3,725
Screening Information	—	—	1,501
Corporate	—	—	—

Total	$19,888	$435,852	$719,503

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2004
Title Insurance and Services	$4,786,036	$89,491	$198,295		$840,790
Specialty Insurance	220,340	14,368	122,649	$1,371	15,275	$127,513
Mortgage Information	653,562	7,218	27,314		184,603
Property Information	401,716	25,517	1,435		127,357
Credit Information	242,812	9,274	(75)		126,628
Screening Information	266,280	406	—		151,638
Corporate	—	5,306	—		41,275

Total	$6,570,746	$151,580	$349,618	$1,371	$1,487,566	$127,513

2003
Title Insurance and Services	$4,402,984	$91,899	$179,843		$728,944
Specialty Insurance	207,287	12,550	119,546	$2,885	20,431	$139,012
Mortgage Information	642,684	26,081	24,229		177,234
Property Information	366,271	23,880	786		131,896
Credit Information	246,987	20,087	—		129,367
Screening Information	166,430	106	—		97,034
Corporate	—	6,468	—		32,084

Total	$6,032,643	$181,071	$324,404	$2,885	$1,316,990	$139,012

2002
Title Insurance and Services	$3,393,592	$85,820	$135,752		$597,262
Specialty Insurance	143,307	9,898	77,049	$11,313	283	$69,412
Mortgage Information	479,288	5,919	11,975		159,211
Property Information	259,315	20,440	150		86,039
Credit Information	215,337	6,424	(348)		107,781
Screening Information	100,702	186	11		61,037
Corporate	—	(16,019)	—		26,199

Total	$4,591,541	$112,668	$224,589	$11,313	$1,037,812	$69,412

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2004	4,795,776	18,033	8,293	4,786,036	0.2%

2003	4,406,746	9,223	5,461	4,402,984	0.1%

2002	3,395,743	5,357	3,206	3,393,592	0.1%

Specialty Insurance
2004	135,238	59,143	—	76,095	0.0%

2003	141,456	50,572	—	90,884	0.0%

2002	49,497	8,648	171	41,020	0.4%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2004

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$55,112	$18,289			$10,671	(A)	$62,730

Reserve for title losses and other claims:
Registrant—None
Consolidated	$435,852	$349,618	$10,146	(B)	$269,100	(C)	$526,516

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,290	$60					$1,350

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,202	$119			$68	(D)	$1,253

Reserve deducted from other assets:
Registrant—None
Consolidated	$3,570	$0			$102	(E)	$3,468

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$43,429				$897	(F)	$42,532

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $10,146 in purchase accounting adjustments

Note C—Amount represents claim payments, net of recoveries

Note D—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Note E—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Note F—Amount represents elimination of reserve in connection with the realizability of its deferred tax assets.

SCHEDULE V

2 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2003

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$50,782	$25,723			$21,393	(A)	$55,112

Reserve for title losses and other claims:
Registrant—None
Consolidated	$360,305	$324,404	$20,629	(B)	$269,486	(C)	$435,852

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,170	$120					$1,290

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,066	$155			$19	(D)	$1,202

Reserve deducted from other assets:
Registrant—None
Consolidated	$2,489	$1,081					$3,570

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$10,526		$32,903	(E)			$43,429

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of The First American Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Attestation Report of the Registered Public Accounting Firm

See the Report of Independent Registered Public Accounting Firm on page 33 in Item 8, above.

Item 9B.    Other Information

None

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

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 32 in Item 8 of Part II of this report.

3.	Exhibits. See Exhibit Index. (Each management contract or compensatory plan or arrangement in which any director or named executive officer of The First American Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ PARKER S. KENNEDY

Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2005

By	/s/ THOMAS A. KLEMENS

Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. P. KENNEDY D. P. Kennedy	Chairman Emeritus and Director	March 16, 2005

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	March 16, 2005

/s/ THOMAS A. KLEMENS Thomas A. Klemens	Senior Executive Vice President, Chief Financial Officer	March 16, 2005

/s/ MAX O. VALDES Max O. Valdes	Vice President (Principal Accounting Officer)	March 16, 2005

/s/ GARY J. BEBAN Gary J. Beban	Director	March 16, 2005

/s/ J. DAVID CHATHAM J. David Chatham	Director	March 16, 2005

/s/ WILLIAM G. DAVIS William G. Davis	Director	March 16, 2005

/s/ JAMES L. DOTI James L. Doti	Director	March 16, 2005

Signature	Title	Date

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	March 16, 2005

/s/ PAUL B. FAY, JR. Paul B. Fay, Jr.	Director	March 16, 2005

/s/ FRANK O’BRYAN Frank O’Bryan	Director	March 16, 2005

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	March 16, 2005

/s/ D. VAN SKILLING D. Van Skilling	Director	March 16, 2005

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	March 16, 2005

/s/ VIRGINIA UEBERROTH Virginia Ueberroth	Director	March 16, 2005

Exhibit No.	Description	Sequentially Numbered Page

(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Report on Form 8-K dated June 12, 2000.

(3)(d)	Bylaws of The First American Corporation, as amended, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)(a)	Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

(4)(b)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(c)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(d)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(e)	Amended and Restated Declaration of Trust of First American Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(f)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(g)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(h)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(i)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3 dated July 19, 2004.

(4)(j)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

Exhibit No.	Description	Sequentially Numbered Page

(4)(k)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*(10)(b)	Executive Supplemental Benefit Plan dated April 10, 1986, and Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

*(10)(h)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(i)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(j)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(k)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(l)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(n)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(o)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(p)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(q)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(s)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(u)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(v)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(w)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(x)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(y)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(z)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(aa)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(bb)	The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No.	Description	Sequentially Numbered Page

*(10)(cc)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(dd)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*(10)(ee)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)(ff)	Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(gg)	Amendment No. 1, dated June 30, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al, dated November 30, 1997 incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(hh)	Amendment No. 2, dated September 23, 2003, to Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997 incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(ii)	Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(jj)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(kk)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ll)	Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(mm)	Trademark License Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(nn)	Credit Agreement dated as of October 12, 2001, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit No.	Description	Sequentially Numbered Page

(10)(oo)	Amendment No. 1, dated as of July 7, 2003, to Credit Agreement, incorporated by reference herein from Exhibit (10)(oo) of Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10)(pp)	Amendment No. 2, dated as of October 22, 2003, to Credit Agreement, incorporated by reference herein from Exhibit (10)(pp) of Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10)(qq)	Amendment No. 3, dated as of November 26, 2003, to Credit Agreement, incorporated by reference herein from Exhibit (10)(qq) of Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10)(rr)	Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(10)(ss)	Master Lease Financing Agreement, dated as of December 29, 2004, between General Electric Capital Corporation, for Itself and as Agent for Certain Participants, and First American Title Insurance Company, together with Equipment Schedule No. 1 and Equipment Schedule No. 2.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.