Form 10-Q
period 2005-03-31
FIRST AMERICAN CORP
filed 2005-05-10
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 2, 2005, there were 94,432,251 shares of Common stock outstanding.

INFORMATION INCLUDED IN REPORT

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO THE COMPANY’S OWNERSHIP IN FIRST ADVANTAGE CORPORATION AFTER THE CONTRIBUTION OF ITS CREDIT INFORMATION GROUP, PENSION PLAN CONTRIBUTIONS, CASH REQUIREMENTS, THE MICHIGAN CLASS ACTION AND ROUTINE LEGAL PROCEEDINGS ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

Part I: Financial Information

Item 1:	Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands except par value)

	March 31, 2005	December 31, 2004
	($000)	($000)
	(unaudited)
Assets
Cash and cash equivalents	$1,431,485	$1,336,643

Accounts and accrued income receivable, net	469,645	438,365

Income taxes receivable	—	34,074

Investments:
Deposits with savings and loan associations and banks	106,767	94,445
Debt securities	786,637	705,674
Equity securities	46,518	46,190
Other long-term investments	317,534	305,571

	1,257,456	1,151,880

Loans receivable, net	96,882	101,341

Property and equipment, net	605,560	593,401

Title plants and other indexes	506,804	497,430

Deferred income taxes	42,290	39,886

Goodwill, net	1,713,802	1,605,879

Other assets	419,278	409,466

	$6,543,202	$6,208,365

Liabilities and Stockholders’ Equity
Demand deposits	$614,294	$399,429

Accounts payable and accrued liabilities	737,500	883,761

Deferred revenue	724,001	729,537

Reserve for known and incurred but not reported claims	566,293	526,516

Income taxes payable	3,704	—

Notes and contracts payable	741,625	732,770

Deferrable interest subordinated notes	100,000	100,000

Minority interests in consolidated subsidiaries	383,046	372,788

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500 shares; outstanding - none
Common stock, $1 par value:
Authorized - 180,000 shares Outstanding – 94,748 and 90,058 shares	94,748	90,058
Additional paid-in capital	907,132	757,931
Retained earnings	1,758,740	1,696,636
Accumulated other comprehensive loss	(87,881)	(81,061)

	2,672,739	2,463,564

	$6,543,202	$6,208,365

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues
Operating revenues	$1,663,558	$1,445,533
Investment and other income	39,304	26,907
Net realized investment gains	1,622	1,331

	1,704,484	1,473,771

Expenses
Salaries and other personnel costs	548,485	473,775
Premiums retained by agents	485,959	424,234
Other operating expenses	363,573	340,839
Provision for policy losses and other claims	90,777	71,421
Depreciation and amortization	35,747	29,370
Premium taxes	13,530	12,540
Interest	12,711	10,462

	1,550,782	1,362,641

Income before income taxes and minority interests	153,702	111,130
Income taxes	53,800	37,400

Income before minority interests	99,902	73,730
Minority interests	20,740	18,774

Net income	79,162	54,956

Other comprehensive income, net of tax
Unrealized (loss) gain on securities	(6,159)	1,587
Minimum pension liability adjustment	(661)	(1,950)

	(6,820)	(363)

Comprehensive income	$72,342	$54,593

Net income per share:
Basic	$0.86	$0.69

Diluted	$0.83	$0.62

Cash dividends per share	$0.18	$0.15

Weighted average number of shares:
Basic	91,574	79,323

Diluted	95,131	90,652

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$79,162	$54,956
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	90,777	71,421
Depreciation and amortization	35,747	29,370
Minority interests in net income	20,740	18,774
Net realized investment gains	(1,622)	(1,331)
Other, net	(10,731)	(8,680)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(84,574)	(66,288)
Net change in income tax accounts	44,697	31,554
Increase in accounts and accrued income receivable	(25,170)	(53,789)
Decrease in accounts payable and accrued liabilities	(92,942)	(65,909)
(Decrease) increase in deferred revenue	(5,536)	7,452
Other, net	5,918	9,005

Cash provided by operating activities	56,466	26,535

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(59,937)	(28,721)
Net decrease (increase) in deposits with banks	4,105	(12,452)
Net decrease (increase) in loans receivable	4,459	(2,200)
Purchases of debt and equity securities	(105,022)	(20,279)
Proceeds from sales of debt and equity securities	6,699	49,010
Proceeds from maturities of debt securities	23,337	4,408
Net decrease in other investments	19,688	5,611
Capital expenditures	(46,355)	(35,557)
Purchases of capitalized data	(4,925)	(4,169)
Proceeds from sale of property and equipment	3,437	905

Cash used for investing activities	(154,514)	(43,444)

Cash flows from financing activities:
Net change in demand deposits	214,865	37,043
Proceeds from issuance of debt	15,692	11,399
Repayment of debt	(25,053)	(10,085)
Purchase of Company shares	(4,873)	—
Proceeds from exercise of stock options	17,104	13,162
Proceeds from the issuance of stock to employee benefit plans	2,589	2,762
Distributions to minority shareholders	(10,376)	(11,414)
Cash dividends	(17,058)	(12,218)

Cash provided by financing activities	192,890	30,649

Net increase in cash and cash equivalents	94,842	13,740
Cash and cash equivalents - Beginning of year	1,336,643	1,167,799

- End of the first quarter	$1,431,485	$1,181,539

Supplemental information:
Cash paid during the quarter for:
Interest	$4,318	$4,738
Premium taxes	$14,239	$20,495
Income taxes	$8,759	$6,328
Noncash investing and financing activities:
Shares issued for employee benefit plans	$61,698	$50,279
Liabilities incurred in connection with company acquisitions	$61,923	$29,349
Company acquisitions in exchange for common stock	$77,372	$1,750

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Escrow Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $5.5 billion and $4.8 billion at March 31, 2005 and December 31, 2004, respectively, of which $555.1 million and $337.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $89.2 million and $43.3 million included in cash and cash equivalents and $465.9 million and $294.1 million included in debt securities at March 31, 2005 and December 31, 2004, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions. Escrow deposits held at third party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 3 – Goodwill and Other Intangible Assets

The Company’s reporting units for purposes of the annual testing for impairment of goodwill are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, conventional credit information, sub-prime credit information, pre-employment and drug screening, tenant screening and risk mitigation.

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the three months ended March 31, 2005, is as follows:

(in thousands)	Balance as of December 31, 2004	Acquired During the Period	Post acquisition Adjustments	Balance as of March 31, 2005
Financial Services:
Title Insurance and Services	$376,936	$89,138	$(3,913)	$462,161
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	583,722	6,053	(6)	589,769
Property Information	247,438	—	25	247,463
Credit Information	72,450	11,909	—	84,359
Screening Information	305,539	2,019	2,698	310,256

	$1,605,879	$109,119	$(1,196)	$1,713,802

There have been no impairments of goodwill during the three months ending March 31, 2005. The Company had $154.0 million of intangible assets included in “Other assets” at March 31, 2005, with definite lives ranging from three to seven years. These assets, comprised primarily of customer lists and noncompete agreements, are being amortized in a manner consistent with periods prior to the adoption of SFAS 142.

Note 4 – Earnings Per Share

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2005	2004
Numerator:
Net Income-numerator for basic net income per share	$79,162	$54,956
Effect of dilutive securities
Convertible debt - interest expense (net of tax)	219	1,675

Net Income - numerator for dilutive net income per share	$79,381	$56,631

Denominator:
Weighted average shares-denominator for basic net income per share	91,574	79,323
Effect of dilutive securities:
Employee stock options	2,882	3,033
Convertible debt	675	8,296

Denominator for diluted net income per share	95,131	90,652

Basic net income per share	$0.86	$0.69

Diluted net income per share	$0.83	$0.62

For the three months ended March 31, 2005 and 2004, respectively, 0.2 million and 0.3 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 5 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2005	2004
Expense:
Service Cost	$5,143	$4,670
Interest Cost	6,245	6,354
Expected return on plan assets	(4,192)	(4,392)
Amortization of net transition obligation	—	(7)
Amortization of prior service cost (benefit)	(955)	(1,189)
Amortization of net loss	2,857	1,973

	$9,098	$7,409

The Company has contributed $7.6 million to its pension plans for the three months ended March 31, 2005 and expects to contribute an additional $22.3 million during the remainder of 2005. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 6 – Stock Options

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, “Accounting for Stock issued to Employees” (APB 25). As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Net income:
As reported	$79,162	$54,956
Pro forma	$77,301	$53,796
Earnings per share:
As reported
Basic	$0.86	$0.69
Diluted	$0.83	$0.62
Pro forma
Basic	$0.84	$0.68
Diluted	$0.81	$0.61

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Shared-Based Payment” (SFAS No.123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company will adopt the standard in the first quarter of 2006. The Company has not determined the impact, if any, that this standard will have on its consolidated financial position or results of operations.

Note 7 – Business Combinations

During the three months ended March 31, 2005, the Company completed 10 acquisitions. These acquisitions were not material, individually or in the aggregate. Eight of the acquisitions have been included in the Company’s title insurance segment, one in the Company’s credit information segment and one in the Company’s screening information segment. The aggregate purchase price for the nine acquisitions included in the Company’s title insurance and credit information segments was $47.0 million in cash, $16.3 million in notes payable and 1.7 million shares of the Company’s common stock valued at $64.2 million. The one acquisition included in the Company’s screening information segment was completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for this acquisition was $2.5 million in cash. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 10 acquisitions, the Company recorded approximately $94.6 million of goodwill and $6.2 million of intangible assets with definite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts.

In addition to the acquisitions discussed above, the Company also purchased the remaining minority interests in 3 companies already included in the Company’s consolidated financial statements and an equity interest in 2 companies. The total purchase price of these transactions was $10.3 million in cash, $1.0 million in notes and .4 million in shares of the Company’s common stock valued at $13.2 million. As a result of these transactions, the Company recorded $14.5 million in goodwill.

On March 22, 2005, the Company executed a nonbinding letter of intent with First Advantage Corporation whereby the Company will contribute its Credit Information Group to First Advantage. The Credit Information Group includes the Company’s mortgage, automotive, consumer and subprime credit businesses. The transaction will have no material impact on the Company’s operating earnings. When completed, it is anticipated that the transaction will increase the Company’s economic ownership interest in First Advantage from 69 percent to approximately 80 percent.

Note 8 – Segment Information

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

For the three months ended March 31, 2005

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,237,921	$91,256	$13,858	$26,694
Specialty Insurance	64,044	9,805	543	336

	1,301,965	101,061	14,401	27,030

Information Technology:
Mortgage Information	144,104	30,619	6,253	3,789
Property Information	118,053	35,752	6,555	5,484
Credit Information	68,427	18,860	2,129	517
Screening Information	72,374	5,557	3,398	2,158

	402,958	90,788	18,335	11,948

	1,704,923	191,849	32,736	38,978

Corporate	(439)	(38,147)	3,011	7,377

	$1,704,484	$153,702	$35,747	$46,355

For the three months ended March 31, 2004

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,047,922	$58,577	$10,067	$15,969
Specialty Insurance	50,726	12,444	519	646

	1,098,648	71,021	10,586	16,615

Information Technology:
Mortgage Information	156,625	30,347	6,075	10,143
Property Information	97,293	27,518	5,830	3,473
Credit Information	64,392	14,998	2,614	409
Screening Information	57,443	1,102	2,640	1,075

	375,753	73,965	17,159	15,100

	1,474,401	144,986	27,745	31,715

Corporate	(630)	(33,856)	1,625	3,842

	$1,473,771	$111,130	$29,370	$35,557

Note 9 – Litigation

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in federal court in Michigan. The plaintiffs allege that in certain transactions the premium our subsidiary charged to builders for title insurance policies violated the Real Estate Settlement Procedures Act. The action seeks a refund of the title insurance premiums paid by the plaintiffs and other damages. Pending the outcome of this lawsuit, the Company has reserved $5.0 million. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. The Company believes it has strong grounds to overturn this judgment and will conduct a vigorous appeal. Pending the outcome of this appeal, the Company has reserved $10.0 million in connection with this matter.

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

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Mortgage originations decreased in the first quarter of 2005 when compared with the same period of the prior year. However, as a result of an increase in market share at the Company’s title insurance operations, an increase in the average revenues per title order closed and acquisition activity, operating revenues increased when compared with the first quarter of 2004. This increase in revenues, coupled with solid expense controls, resulted in strong profits for the first quarter of 2005. Net income for the three months ended March 31, 2005, was $79.2 million, or $0.83 per diluted share. Net income for the three months ended March 31, 2004, was $55.0 million, or $0.62 per diluted share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended March 31,
	($000)
	2005	%	2004	%
Financial Services:
Title Insurance:
Direct operations	$612,017	37	$515,506	36
Agency operations	599,467	36	516,810	36

	1,211,484	73	1,032,316	72
Specialty Insurance	60,509	3	46,492	3

	1,271,993	76	1,078,808	75

Information Technology:
Mortgage Information	142,473	9	154,935	11
Property Information	110,902	7	91,977	6
Credit Information	66,345	4	62,452	4
Screening Information	71,845	4	57,361	4

	391,565	24	366,725	25

Total	$1,663,558	100	$1,445,533	100

Financial Services. Operating revenues from direct title operations increased 18.7% for the current quarter when compared with the same period of the prior year. This increase was primarily due to an increase in the number of title orders closed by the Company’s direct operations and an increase in the average revenues per order closed. The Company’s direct operations closed 458,700 title orders during the current three month period, an increase of 11.8% when compared with 410,300 title orders closed during the same period of the prior year. This increase was primarily due to market share gains. The average revenues per order closed were $1,334 for the three months ended March 31, 2005, an increase of 6.2% when compared with $1,256 for the three months ended March 31, 2004. This increase was primarily attributable to a decreased mix of lower-margin refinance transactions, an increase in higher-margin commercial activity, residential resale activity and appreciating home values. Operating revenues from agency operations increased 16.0% for the current quarter when compared with the same period of the prior year. This increase primarily reflected the relatively strong closings experienced by the Company’s agents during the fourth quarter of 2004 and the subsequent lag in the reporting of agency remittances.

Information Technology. Operating revenues for the mortgage information segment, excluding $12.6 million of operating revenues contributed by new acquisitions, decreased 16.2% for the current quarter when compared with the same period of the prior year. This decrease primarily reflected the slowdown in mortgage originations quarter over quarter. Operating revenues for the property information segment, excluding $5.7 million of operating revenues contributed by new acquisitions, increased 14.4% when compared with the same period of the prior year. This increase reflected the continued strength in the property information segment’s subscription-based information businesses, offset in part by the impact of the slowdown in real estate activity. The property information segment’s subscription-based information businesses are less cyclical and not as dependent on mortgage originations as the Company’s other real estate-related businesses. Operating revenues for the credit information segment increased 6.2% when compared with the same period of the prior year. This increase was primarily due to the growth in this segment’s non-mortgage related credit information businesses. Screening information operating revenues increased 25.3% for the three months ended March 31, 2005, when compared with the same period of the prior year. This increase was primarily attributable to $11.5 million of operating revenues contributed by new acquisitions.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $39.3 million for the three months ended March 31, 2005, an increase of $12.4 million, or 46.1%, when compared with the same period of the prior year. This increase primarily reflected an increase in earnings from affiliated companies, which are accounted for under the equity method of accounting, and increased interest income primarily due to the growth in the Company’s cash equivalents and investment portfolio.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $1.6 million and $1.3 million for the three months ended March 31, 2005, and 2004, respectively.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $392.8 million for the three months ended March 31, 2005, an increase of $63.9 million when compared with the same period of the prior year. Excluding the affect of new acquisitions, the increase in salaries and other personnel costs was $35.2 million, or 10.7%. This increase was primarily due to costs incurred to service the increase in new title orders, as well as an increase in the average personnel costs per new title order associated with servicing the more labor-intensive mix of resale orders. The Company’s direct title operations opened 659,800 title orders during the current quarter, an increase of 5.8% when compared with the same quarter of the prior year. Salaries and other personnel costs as a percentage of operating revenues for the Financial Services group were 30.9% for the three months ended March 31, 2005, and 30.5% for the same period of the prior year.

Agents retained $486.0 million, or 81.1% of title premiums generated by agency operations for the three months ended March 31, 2004, which compares with $424.2 million, or 82.1% for the same period of the prior year. The change in the percentage of title premiums retained by agents was due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $207.0 million for the three months ended March 31, 2005, an increase of $24.4 million when compared with the same period of the prior year. Excluding the affects of company acquisitions, the increase was $9.6 million, or 5.2%, and was primarily the result of incremental costs incurred to service the increasing inventory of orders at the title insurance operations, offset in part by cost-containment efforts. Other operating expenses as a percentage of operating revenues for the Financial Services group were 16.3% for the three months ended March 31, 2005, and 16.9% for the same period of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.1% for both the current quarter and for the same period of the prior year. For the home warranty segment, the claims provision as a percentage of home warranty operating revenues was 47.6% for the current quarter, down from 48.6% for the same period of the prior year. This decrease was primarily due to a reduction in the average cost per claim. In the property and casualty insurance segment, the provision for losses as a percentage of property and casualty insurance operating revenues was 62.0% for the current quarter, up from 58.5% for the same quarter of the prior year. This increase was primarily due to high claims costs incurred during the current quarter as a result of the heavy rains in Southern California.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $13.5 million and $12.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase in premium taxes was primarily due to the relative increase in title insurance premiums. Premium taxes as a percentage of title insurance and specialty insurance operating revenues remained relatively constant for the three months ended March 31, 2005 and the same period of the prior year.

Information Technology. Information technology personnel and other operating expenses were $284.0 million for the three months ended March 31, 2005, an increase of $5.4 million when compared with the same period of the prior year. Excluding acquisitions, personnel and other operating expenses decreased $23.5 million, or 8.4%. This decrease primarily reflects cost-containment programs initiated in response to the decline in mortgage originations as well the successful integration of acquisitions. Personnel and other operating expenses as a percentage of operating revenues for the Information Technology group were 72.5% for the three months ended March 31, 2005 and 76.0% for the same period of the prior year.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments.

	Three Months Ended March 31,
	2005	%	2004	%
	($000)
Financial Services:
Title Insurance	$91,256	48	$58,577	40
Specialty Insurance	9,805	5	12,444	9

	101,061	53	71,021	49

Information Technology:
Mortgage Information	30,619	16	30,347	21
Property Information	35,752	18	27,518	19
Credit Information	18,860	10	14,998	10
Screening Information	5,557	3	1,102	1

	90,788	47	73,965	51

Total before corporate expenses	191,849	100	144,986	100

Corporate expenses	(38,147)		(33,856)

Total	$153,702		$111,130

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like title insurance, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues from the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Revenues for the credit information segment are, in part, impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses totaled $38.1 million for the current quarter, an increase of $4.3 million when compared with the same period of the prior year. This increase was primarily due to increased technology costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 40.5% for the three months ended March 31, 2005, and for the same period of the prior year.

MINORITY INTERESTS

Minority interest expense was $20.7 million for the three months ended March 31, 2005, an increase of $2.0 million when compared with the same period of the prior year. This increase was primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three months ended March 31, 2005, was $79.2 million, or $0.83 per diluted share. Net income for the three months ended March 31, 2004, was $55.0 million, or $0.62 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $94.8 million and $13.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase for the current year period was primarily due to cash provided by operating activities and an increase in demand deposits, offset in part by cash paid for company acquisitions, purchases of debt and equity securities and capital expenditures. The increase for the prior year period was primarily due to cash provided by operating activities and proceeds received from the exercise of stock options capital expenditures, offset in part by cash paid for company acquisitions, cash dividends and payments to minority shareholders,.

Notes and contracts payable as a percentage of total capitalization decreased to 21.6% at March 31, 2005 from 22.7% at December 31, 2004. This decrease was primarily due to an increase in equity due primarily to net income for the current period and shares issued in connection with company acquisitions and employee benefit plans.

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

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2004.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in federal court in Michigan. The plaintiffs allege that in certain transactions the premium our subsidiary charged to builders for title insurance policies violated the Real Estate Settlement Procedures Act. The action seeks a refund of the title insurance premiums paid by the plaintiffs and other damages. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. The Company believes it has strong grounds to overturn this judgment and will conduct a vigorous appeal. Pending the outcome of this appeal, the Company has reserved $10.0 million in connection with this matter.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse affect on its financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. Under this plan, which has no expiration date, the Company may repurchase up to $100 million of the Company’s issued and outstanding Common shares.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1 to January 31, 2005	—	$—	—	$61,036,316
February 1 to February 28, 2005	135,000	$36.10	135,000	$56,163,270
March 1 to March 31, 2005	—	$—	—	$56,163,270

Total	135,000	$36.10	135,000	$56,163,270

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)

/s/ Thomas A. Klemens
Thomas A. Klemens
Senior Executive Vice President, Chief Financial Officer

/s/ Max O. Valdes
Max O. Valdes
Date: May 10, 2005	Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
(10)	Omnibus Agreement, dated as of March 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350