Form 10-Q
period 2005-06-30
FIRST AMERICAN CORP
filed 2005-08-09
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 1, 2005, there were 95,184,415 shares of Common stock outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO THE COMPANY’S OWNERSHIP IN FIRST ADVANTAGE CORPORATION AFTER THE CONTRIBUTION OF ITS CREDIT INFORMATION GROUP, THE CLOSING DATE OF THE TRANSACTION WITH FIRST ADVANTAGE CORPORATION, PENSION PLAN CONTRIBUTIONS, CASH REQUIREMENTS, THE MICHIGAN CLASS ACTION AND ROUTINE LEGAL PROCEEDINGS ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

Part I: Financial Information

Item 1:	Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004
	($000)	($000)
	(unaudited)
Assets
Cash and cash equivalents	$1,542,122	$1,336,643

Accounts and accrued income receivable, net	551,703	438,365

Income taxes receivable	—	34,074

Investments:
Deposits with savings and loan associations and banks	90,571	94,445
Debt securities	964,165	705,674
Equity securities	46,306	46,190
Other long-term investments	338,787	305,571

	1,439,829	1,151,880

Loans receivable, net	90,312	101,341

Property and equipment, net	632,967	593,401

Title plants and other indexes	520,253	497,430

Deferred income taxes	10,462	39,886

Goodwill, net	1,772,538	1,605,879

Other assets	476,124	409,466

	$7,036,310	$6,208,365

Liabilities and Stockholders’ Equity
Demand deposits	$767,915	$399,429

Accounts payable and accrued liabilities	824,821	883,761

Deferred revenue	749,093	729,537

Reserve for known and incurred but not reported claims	582,022	526,516

Income taxes payable	54,961	—

Notes and contracts payable	753,485	732,770

Deferrable interest subordinated notes	100,000	100,000

Minority interests in consolidated subsidiaries	406,193	372,788

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500 shares; outstanding - none
Common stock, $1 par value:
Authorized - 180,000 shares Outstanding – 94,979 and 90,058 shares	94,979	90,058
Additional paid-in capital	905,119	757,931
Retained earnings	1,881,134	1,696,636
Accumulated other comprehensive loss	(83,412)	(81,061)

	2,797,820	2,463,564

	$7,036,310	$6,208,365

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Operating revenues	$1,924,899	$1,685,098	$3,588,457	$3,130,631
Investment and other income	55,027	36,237	94,331	63,144
Net realized investment gains	4,049	2,718	5,671	4,049

	1,983,975	1,724,053	3,688,459	3,197,824

Expenses
Salaries and other personnel costs	601,487	534,622	1,149,972	1,008,397
Premiums retained by agents	539,665	458,502	1,025,624	882,736
Other operating expenses	413,774	372,438	777,347	713,277
Provision for policy losses and other claims	99,857	85,686	190,634	157,107
Depreciation and amortization	37,202	31,326	72,949	60,696
Premium taxes	15,413	13,090	28,943	25,630
Interest	11,017	9,198	23,728	19,660

	1,718,415	1,504,862	3,269,197	2,867,503

Income before income taxes and minority interests	265,560	219,191	419,262	330,321
Income taxes	100,700	79,300	154,500	116,700

Income before minority interests	164,860	139,891	264,762	213,621
Minority interests	25,367	23,365	46,107	42,139

Net income	139,493	116,526	218,655	171,482

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	3,808	(7,585)	(2,351)	(5,998)
Minimum pension liability adjustment	661	(650)	—	(2,600)

	4,469	(8,235)	(2,351)	(8,598)

Comprehensive income	$143,962	$108,291	$216,304	$162,884

Net income per share (Note 4):
Basic	$1.47	$1.32	$2.35	$2.05

Diluted	$1.43	$1.27	$2.27	$1.90

Cash dividends per share	$.18	$.15	$.36	$.30

Weighted average number of shares (Note 4):
Basic	94,639	88,071	93,106	83,697

Diluted	97,990	92,083	96,559	91,373

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$218,655	$171,482
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	190,634	157,107
Depreciation and amortization	72,949	60,696
Minority interests in net income	46,107	42,139
Net realized investment gains	(5,671)	(4,049)
Other, net	(31,352)	(23,045)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(164,030)	(130,072)
Net change in income tax accounts	134,791	99,692
Increase in accounts and accrued income receivable	(95,887)	(75,241)
Decrease in accounts payable and accrued liabilities	(24,444)	(40,800)
Increase in deferred revenue	18,300	42,688
Other, net	(30,112)	(62,022)

Cash provided by operating activities	329,940	238,575

Cash flows from investing activities:
Net cash effect of company acquisitions	(145,034)	(186,144)
Net decrease (increase) in deposits with banks	5,450	(1,915)
Net decrease (increase) in loans receivable	11,029	(2,784)
Purchases of debt and equity securities	(340,168)	(122,515)
Proceeds from sales of debt and equity securities	41,676	60,728
Proceeds from maturities of debt securities	67,986	18,440
Net decrease in other investments	35,099	8,461
Capital expenditures	(100,449)	(76,603)
Purchases of capitalized data	(11,069)	(6,959)
Proceeds from sale of property and equipment	6,612	1,450

Cash used for investing activities	(428,868)	(307,841)

Cash flows from financing activities:
Net change in demand deposits	367,197	48,599
Proceeds from issuance of debt	37,860	22,399
Repayment of debt	(57,082)	(15,247)
Repurchase of company stock	(26,918)	(16,040)
Proceeds from exercise of stock options	27,529	14,609
Proceeds from the issuance of stock to employee benefit plans	4,236	3,800
Contributions from minority shareholders	10,700	—
Distributions to minority shareholders	(28,544)	(24,405)
Cash dividends	(30,571)	(25,543)

Cash provided by financing activities	304,407	8,172

Net increase (decrease) in cash and cash equivalents	205,479	(61,094)
Cash and cash equivalents - Beginning of year	1,336,643	1,167,799

- End of the period	$1,542,122	$1,106,705

Supplemental information:
Cash paid during the period for:
Interest	$22,199	$22,828
Premium taxes	$31,427	$37,202
Income taxes	$20,593	$50,381
Noncash investing and financing activities:
Shares issued for employee benefit plans	$69,256	$50,484
Shares issued in repayment of convertible debt	$—	$205,728
Liabilities incurred in connection with company acquisitions	$80,411	$140,441
Company acquisitions in exchange for common stock	$78,006	$14,650

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2004	90,058	$90,058	$757,931	$1,696,636	$(81,061)	$2,463,564
Net income for six months ended June 30, 2005				218,655		218,655
Dividends on common shares				(34,157)		(34,157)
Purchase of Company shares	(778)	(778)	(26,140)			(26,918)
Shares issued in connection with company acquisitions	2,129	2,129	75,877			78,006
Shares issued in connection with option, benefit and savings plans	3,570	3,570	97,451			101,021
Other comprehensive loss					(2,351)	(2,351)

Balance at June 30, 2005	94,979	$94,979	$905,119	$1,881,134	$(83,412)	$2,797,820

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Securities and Exchange Commission for the preceding calendar year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary to a fair presentation of the consolidated results for the interim periods. Certain 2004 amounts have been reclassified to conform to the 2005 presentation. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Escrow Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $6.6 billion and $4.8 billion at June 30, 2005 and December 31, 2004, respectively, of which $684.8 million and $337.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $201.2 million and $43.3 million included in cash and cash equivalents and $483.6 million and $294.1 million included in debt securities at June 30, 2005 and December 31, 2004, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions. Escrow deposits held at third party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

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

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, for the six months ended June 30, 2005, is as follows:

(in thousands)	Balance as of December 31, 2004	Acquired During the Period	Post Acquisition Adjustments	Balance as of June 30, 2005
Financial Services:
Title Insurance	$376,936	$71,944	$(3,318)	$445,562
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	583,722	3,841	—	587,563
Property Information	247,438	29,428	449	277,315
Credit Information	72,450	32,299	—	104,749
Screening Information	305,539	29,415	2,601	337,555

	$1,605,879	$166,927	(268)	$1,772,538

There have been no impairments of goodwill during the six months ending June 30, 2005. The Company had $185.3 million of intangible assets included in “Other assets” at June 30, 2005, with definite lives ranging from three to ten years.

Note 4 – Earnings Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Net Income - numerator for basic net income per share	$139,493	$116,526	$218,655	$171,482
Effect of dilutive securities convertible debt - interest expense (net of tax)	216	464	435	2,140

Net Income - numerator for dilutive net income per share	$139,709	$116,990	$219,090	$173,622

Denominator
Weighted average shares-denominator for basic net income per share	94,639	88,071	93,106	83,697
Effect of dilutive securities:
Employee stock options	2,688	2,097	2,784	2,588
Convertible debt	663	1,915	669	5,088

Denominator for diluted net income per share	97,990	92,083	96,559	91,373

Basic net income per share	$1.47	$1.32	$2.35	$2.05

Diluted net income per share	$1.43	$1.27	$2.27	$1.90

For the three months ended June 30, 2005, there were no antidilutive stock options that were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2005, 0.4 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and six months ended June 30, 2004, 0.8 million and 0.5 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 5 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Expense:
Service Cost	$3,270	$3,364	$8,413	$8,034
Interest Cost	6,199	5,018	12,444	11,372
Expected return on plan assets	(4,333)	(3,492)	(8,525)	(7,884)
Amortization of net transition obligation	—	7	—	—
Amortization of prior service cost (benefit)	164	(993)	(791)	(2,182)
Amortization of net loss	3,080	4,826	5,937	6,799

	$8,380	$8,730	$17,478	$16,139

The Company has contributed $11.5 million to its pension plans for the six months ended June 30, 2005 and expects to contribute an additional $14.9 million during the remainder of 2005. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income:
Net income, as reported	$139,493	$116,526	$218,655	$171,482
Less: stock based compensation expense, net of tax	1,949	2,101	3,810	3,260

Pro forma net income	$137,544	$114,425	$214,845	$168,222

Earnings per share:
As reported
Basic	$1.47	$1.32	$2.35	$2.05
Diluted	$1.43	$1.27	$2.27	$1.90
Pro forma
Basic	$1.45	$1.30	$2.31	$2.01
Diluted	$1.41	$1.25	$2.23	$1.86

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Shared-Based Payment” (SFAS No.123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company will adopt the standard in the first quarter of 2006. The Company has not determined the exact impact that this standard will have on its consolidated financial position or results of operations.

Note 7 – Business Combinations

During the six months ended June 30, 2005, the Company completed 24 acquisitions. These acquisitions were not material, individually or in the aggregate. Of these acquisitions 17 have been included in the Company’s title insurance segment, 2 in the Company’s credit information segment, 1 in the Company’s property information segment and 4 in the Company’s screening information segment. The aggregate purchase price for the 20 acquisitions included in the Company’s title insurance, credit information and property information segments was $70.7 million in cash, $18.8 million in notes payable and 1.8 million shares of the Company’s common stock valued at $64.8 million. The 4 acquisitions included in the Company’s screening information segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $20.8 million in cash, $8.9 million in notes payable and .5 million shares, valued at $9.5 million, of First Advantage’s Class A common stock. In accounting for the First Advantage shares issued in these acquisitions, the Company, whose ownership percentage was reduced to approximately 67.1%, recorded a pretax gain of $2.8 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 24 acquisitions, the Company recorded approximately $149.9 million of goodwill and $37.9 million of intangible assets with definite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts.

In addition to the acquisitions discussed above, the Company also purchased the remaining minority interests in 4 companies already included in the Company’s consolidated financial statements and an equity interest in 9 companies. The total purchase price of these transactions was $22.1 million in cash, $14.6 million in notes payable and .4 million in shares of the Company’s common stock valued at $13.2 million. As a result of these transactions, the Company recorded $17.0 million in goodwill.

On May 25, 2005, the Company executed a definitive agreement with First Advantage Corporation whereby the Company will contribute its Credit Information Group to First Advantage. The Credit Information Group includes the Company’s mortgage, automotive, consumer and sub-prime credit businesses. The transaction will have no material impact on the Company’s operating earnings. When completed, it is anticipated that the transaction will increase the Company’s economic ownership interest in First Advantage from 67 percent to approximately 80 percent. On August 8, 2005, First Advantage Corporation filed a definitive proxy statement with the Securities and Exchange Commission. First Advantage’s shareholders will vote on the transaction on September 13, 2005. The Company expects the transaction to close soon thereafter.

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

For the three months ended June 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,460,457	$180,685	$14,285	$27,485
Specialty Insurance	67,504	13,053	553	233

	1,527,961	193,738	14,838	27,718

Information Technology:
Mortgage Information	152,557	41,606	6,145	5,549
Property Information	136,491	41,838	7,060	8,201
Credit Information	80,545	20,571	2,603	653
Screening Information	83,377	3,349	3,686	3,046

	452,970	107,364	19,494	17,449

	1,980,931	301,102	34,332	45,167
Corporate	3,044	(35,542)	2,870	8,927

	$1,983,975	$265,560	$37,202	$54,094

For the three months ended June 30, 2004:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,257,070	$140,497	$11,006	$19,648
Specialty Insurance	54,992	11,653	537	299

	1,312,062	152,150	11,543	19,947

Information Technology:
Mortgage Information	170,081	47,992	6,650	5,047
Property Information	106,577	32,955	5,647	5,847
Credit Information	65,867	12,022	2,461	484
Screening Information	68,916	5,537	3,145	525

	411,441	98,506	17,903	11,903

	1,723,503	250,656	29,446	31,850
Corporate	550	(31,465)	1,880	9,196

	$1,724,053	$219,191	$31,326	$41,046

For the six months ended June 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,698,378	$271,941	$28,143	$54,179
Specialty Insurance	131,548	22,858	1,096	569

	2,829,926	294,799	29,239	54,748

Information Technology:
Mortgage Information	296,661	72,225	12,398	9,338
Property Information	254,544	77,590	13,615	13,685
Credit Information	148,972	39,431	4,731	1,170
Screening Information	155,751	8,906	7,084	5,204

	855,928	198,152	37,828	29,397

	3,685,854	492,951	67,067	84,145
Corporate	2,605	(73,689)	5,882	16,304

	$3,688,459	$419,262	$72,949	$100,449

For the six months ended June 30, 2004:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,304,992	$199,074	$21,073	$35,617
Specialty Insurance	105,718	24,097	1,057	945

	2,410,710	223,171	22,130	36,562

Information Technology:
Mortgage Information	326,706	78,339	12,725	15,190
Property Information	203,870	60,473	11,477	9,320
Credit Information	130,259	27,020	5,075	893
Screening Information	126,359	6,639	5,785	1,600

	787,194	172,471	35,062	27,003

	3,197,904	395,642	57,192	63,565
Corporate	(80)	(65,321)	3,504	13,038

	$3,197,824	$330,321	$60,696	$76,603

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

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. The Company believes it has strong grounds to overturn this judgment and is conducting a vigorous appeal. Pending the outcome of this appeal, the Company reserved $10.0 million in connection with this matter.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse affect on its financial condition or results of operations.

Note 10 – Stockholders’ Equity

On May 19, 2005, the Company announced that its board of directors authorized the increase of its May 18, 2004, $100 million stock buy-back plan to $200.0 million. As of June 30, 2005, the Company had repurchased and retired 2.2 million shares of its common stock for a total purchase price of $65.9 million.

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

OVERVIEW

Mortgage originations decreased in the second quarter of 2005 when compared with the same period of the prior year. However, as a result of increases in market share and in the average revenues per title order closed at the Company’s title insurance operations, as well as acquisition activity and organic growth at the Company’s specialty insurance, property information, credit information and screening information segments, total operating revenues increased when compared with the second quarter of 2004. This increase in revenues, coupled with solid expense controls, resulted in record profits for the second quarter of 2005. Net income for the three and six months ended June 30, 2005, was $139.5 million, or $1.43 per diluted share, and $218.7 million, or $2.27 per diluted share, respectively. Net income for the three and six months ended June 30, 2004, was $116.5 million, or $1.27 per diluted share, and $171.5 million, or $1.90 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended June 30,				Six Months Ended June 30,
	($000)				($000)
	2005	%	2004	%	2005	%	2004	%
Financial Services:
Title Insurance:
Direct operations	$740,203	39	$659,945	39	$1,352,220	38	$1,175,451	38
Agency operations	681,634	35	574,338	34	1,281,101	36	1,091,148	35

	1,421,837	74	1,234,283	73	2,633,321	74	2,266,599	73
Specialty Insurance	63,785	3	51,847	3	124,294	3	98,339	3

	1,485,622	77	1,286,130	76	2,757,615	77	2,364,938	76

Information Technology:
Mortgage Information	150,499	8	167,649	10	292,972	8	322,584	10
Property Information	127,525	7	99,525	6	238,427	7	191,502	6
Credit Information	78,350	4	62,912	4	144,695	4	125,364	4
Screening Information	82,903	4	68,882	4	154,748	4	126,243	4

	439,277	23	398,968	24	830,842	23	765,693	24

Total	$1,924,899	100	$1,685,098	100	$3,588,457	100	$3,130,631	100

Financial Services. Operating revenues from direct title operations increased 12.2% and 15.0% for the three and six months ended June 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to increases in the number of title orders closed by the Company’s direct operations and increases in the average revenues per order closed. The Company’s direct operations closed 532,200 and 990,900 title orders during the current three and six month periods, respectively, increases of 2.6% and 6.7% when compared with the same periods of the prior year. These increases were primarily due to market share gains that resulted from organic growth and acquisitions. The average revenues per order closed were $1,391 and $1,365 for the three and six months ended June 30, 2005, respectively, increases of 9.3% and 7.8% when compared with the same periods of the prior year. These increases were primarily due to a decreased mix of lower-premium refinance transactions, an increase in higher-premium resale and commercial activity, and appreciating home values. Operating revenues from agency operations increased 18.7% and 17.4% for the three and six months ended June 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct title operations as well as the timing of the reporting of agency remittances.

Information Technology. Mortgage information operating revenues decreased $17.2 million and $29.6 million for the three and six months ended June 30, 2005, respectively, when compared with the same periods of the prior year. Excluding $10.3 million and $22.9 million of operating revenues contributed by new acquisitions for the respective periods, mortgage information operating revenues decreased $27.5 million, or 16.4% for the three months ended June 30, 2005, and $52.5 million, or 16.3% for the six months ended June 30, 2005. These decreases were primarily due to the decline in mortgage originations, pricing pressures at the Company’s tax service and flood certification businesses and a decline in default services revenues due to a relatively low foreclosure rate. Operating revenues for the property information segment increased $28.0 million, or 28.1% and $46.9 million, or 24.5%, for the three and six months ended June 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to $11.9 million and $17.6 million of operating revenues contributed by new acquisitions for the respective periods and the continued strength in this segment’s subscription-based information businesses, offset in part by the affects of the slowdown in mortgage originations. Operating revenues for the credit information segment increased $15.4 million, or 24.5% and $19.3 million, or 15.4% for the three and six months ended June 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to $8.2 million of operating revenues contributed by new acquisitions for both the current three and six-month periods and increased market share. Screening information operating revenues increased $14.0 million, or 20.4% and $28.5 million, or 22.6% for the three and six months ended June 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to $10.1 million and $23.0 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $55.0 million and $94.3 million for the three and six months ended June 30, 2005, respectively, representing increases of $18.8 million, or 51.9%, and $31.2 million, or 49.4%, when compared with the same periods of the prior year. These increases resulted primarily from increases in interest income and earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $4.0 million and $5.7 million for the three and six months ended June 30, 2005, respectively, compared with gains totaling $2.7 million and $4.0 million for the three and six months ended June 30, 2004.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $441.7 million and $834.5 million for the three and six months ended June 30, 2005, respectively, increases of $53.6 million, or 13.8%, and $117.6 million, or 16.4%, when compared with the same periods of the prior year. Excluding new acquisitions, salaries and other personnel costs increased $26.3 million, or 6.8% and $61.5 million, or 8.6% for the three and six months ended June 30, 2005, respectively. These increases were primarily due to costs incurred to service the increase in new title orders. The Company’s direct title operations opened 754,900 and 1,414,700 title orders during the current three and six-month periods, increases of 18.8% and 12.3% when compared with the same periods of the prior year. Also contributing to the overall increase in salaries and other personnel costs was an increase in the average personnel costs per new title order associated with servicing the more labor-intensive mix of resale orders.

Agents retained $539.7 million and $1,025.6 million of title premiums generated by agency operations for the three and six months ended June 30, 2005, respectively, which compares with $458.5 million and $882.7 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 79.2% to 80.9% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $228.4 million and $435.4 million for the three and six months ended June 30, 2005, respectively, increases of $19.1 million, or 9.1%, and $43.5 million, or 11.1%, when compared with the same periods of the prior year. These increases were primarily due to $17.8 million and $32.7 million of other operating expenses associated with new acquisitions for the respective periods, the previously disclosed $5.0 million settlement reached with the California Department of Insurance during the second quarter 2005 and incremental costs incurred to service the increasing inventory of orders at the title insurance operations.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 4.1% for the current six-month period and for the same period of the prior year. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 50.0% for the current six-month period and 47.2% for the same period of the prior year. This increase in rate was primarily due to an increase in the average cost per claim as a result of recent geographical expansion into higher claim-cost states. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 57.3% for the current six-month period and 57.8% for the same period of the prior year.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $28.9 million and $25.6 million for the six months ended June 30, 2005 and 2004, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.0% and 1.1% for the current six-month period and for the same period of the prior year, respectively.

Information Technology. Information technology personnel and other operating expenses were $316.8 million and $600.7 million for the three and six months ended June 30, 2005, respectively, increases of $32.5 million and $37.9 million when compared with the same periods of the prior year. Excluding acquisition activity, information technology personnel and other operating expenses decreased $6.6 million, or 2.3% for the current three-month period and $30.9 million, or 5.5% for the current six-month period. These decreases were primarily related to a decrease in incremental costs at the Company’s mortgage information segment associated with their decline in business volume, offset in part by $6.0 million of costs incurred at the Company’s subsidiary, First Advantage Corporation, in connection with their planned merger with the Company’s credit segment and the relocation of their corporate offices.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended June 30,				Six Months Ended June 30,
	($000)				($000)
	2005	%	2004	%	2005	%	2004	%
Financial Services:
Title Insurance	$180,685	60	$140,497	56	$271,941	55	$199,074	50
Specialty Insurance	13,053	4	11,653	5	22,858	5	24,097	6

	193,738	64	152,150	61	294,799	60	223,171	56

Information Technology:
Mortgage Information	41,606	14	47,992	19	72,225	14	78,339	20
Property Information	41,838	14	32,955	13	77,590	16	60,473	15
Credit Information	20,571	7	12,022	5	39,431	8	27,020	7
Screening Information	3,349	1	5,537	2	8,906	2	6,639	2

	107,364	36	98,506	39	198,152	40	172,471	44

Total before corporate expenses	301,102	100	250,656	100	492,951	100	395,642	100

Corporate expenses	(35,542)		(31,465)		(73,689)		(65,321)

Total	$265,560		$219,191		$419,262		$330,321

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses totaled $35.5 million and $73.7 million for the three and six months ended June 30, 2005, respectively, increases of $4.1 million and $8.4 million when compared with the same periods of the prior year. These increases were primarily due to increased technology costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 41.4% for the six months ended June 30, 2005, and 40.5% for the same period of the prior year. The increase in effective rate was primarily attributable to one-time expenses totaling $9.4 million incurred during the second quarter 2005 that were not deductible for income taxes purposes. These one-time charges included the $5.0 million settlement reached with the California Department of Insurance and merger expenses totaling $4.4 million incurred by the Company and its subsidiary, First Advantage Corporation. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $25.4 million and $46.1 million for the three and six months ended June 30, 2005, respectively, increases of $2.0 million and $4.0 million when compared with the same periods of the prior year. These increases were primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and six months ended June 30, 2005, was $139.5 million, or $1.43 per diluted share, and $218.7 million, or $2.27 per diluted share, respectively. Net income for the three and six months ended June 30, 2004, was $116.5 million, or $1.27 per diluted share, and $171.5 million, or $1.90 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $205.5 million for the six months ended June 30, 2005, and decreased $61.1 million for the six months ended June 30, 2004. The increase for the current year period was primarily due to cash provided by operating activities and deposits at the Company’s trust and thrift divisions, offset in part by purchases of debt and equity securities, cash paid for company acquisitions, and capital expenditures. The decrease for the prior year period was due primarily to cash paid for company acquisitions and capital expenditures, offset in part by cash provided by operating activities.

Notes and contracts payable as a percentage of total capitalization decreased to 21.0% at June 30, 2005 from 22.7% at December 31, 2004. This decrease was primarily due to an increase in equity due primarily to net income for the current period and shares issued in connection with company acquisitions and employee benefit plans.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. The Company believes it has strong grounds to overturn this judgment and is conducting a vigorous appeal. Pending the outcome of this appeal, the Company reserved $10.0 million in connection with this matter.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse affect on its financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. The amounts in column (d) reflect the effect of this amendment. Under this plan, which has no expiration date, the Company may repurchase up to $200 million of the Company’s issued and outstanding Common shares.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1 to April 30, 2005	406,215	$32.58	406,215	$142,928,785
May 1 to May 31, 2005	187,100	$36.26	187,100	$136,144,488
June 1 to June 30, 2005	50,000	$40.53	50,000	$134,117,777

Total	643,315	$34.27	643,315	$134,117,777

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 18, 2005. The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. All nominees were elected.

Name of Nominee	Votes For	Votes Withheld
Gary J. Beban	87,596,937	1,062,499
J. David Chatham	85,407,557	3,251,879
William G. Davis	86,503,219	2,156,217
James L. Doti	86,136,392	2,523,044
Lewis W. Douglas, Jr.	86,495,262	2,164,174
Paul B. Fay, Jr.	63,221,905	25,437,531
D. P. Kennedy	86,426,645	2,232,791
Parker S. Kennedy	86,677,931	1,981,505
Frank O’Bryan	65,985,100	22,674,336
Roslyn B. Payne	86,628,223	2,031,213
D. Van Skilling	85,479,665	3,179,771
Herbert B. Tasker	86,079,514	2,579,922
Virginia Ueberroth	86,503,463	2,155,973

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)

/s/ Thomas A. Klemens
Thomas A. Klemens Senior Executive Vice President, Chief Financial Officer

/s/ Max O. Valdes
Date: August 9, 2005	Max O. Valdes Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

(10)(a)	Amended and Restated Omnibus Agreement, dated as of June 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC

(10)(b)	Amendment No. 2, dated as of July 18, 2005 to the Credit Agreement dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350