Form 10-Q
period 2005-09-30
FIRST AMERICAN CORP
filed 2005-11-09
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark if the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

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

On November 7, 2005, there were 95,861,481 shares of Common stock outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3–5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO IMPLEMENTATION OF SFAS 123R, PENSION PLAN CONTRIBUTIONS, THE MINNESOTA CLASS ACTION, THE MAGNUSON LITIGATION, ROUTINE LEGAL PROCEEDINGS AND CASH REQUIREMENTS, ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

Part I: Financial Information

Item 1:	Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$1,628,867	$1,336,643

Accounts and accrued income receivable, net	542,331	438,365

Income taxes receivable	—	34,074

Investments:
Deposits with savings and loan associations and banks	92,629	94,445
Debt securities	1,073,451	705,674
Equity securities	47,384	46,190
Other long-term investments	364,584	305,571

	1,578,048	1,151,880

Loans receivable, net	92,449	101,341

Property and equipment, net	635,992	593,401

Title plants and other indexes	526,651	497,430

Deferred income taxes	40,753	39,886

Goodwill	1,848,964	1,605,879

Other assets	514,039	409,466

	$7,408,094	$6,208,365

Liabilities and Stockholders’ Equity
Demand deposits	$792,622	$399,429
Accounts payable and accrued liabilities	942,808	883,761
Deferred revenue	764,341	729,537
Reserve for known and incurred but not reported claims	614,281	526,516
Income taxes payable	82,038	—
Notes and contracts payable	774,657	732,770
Deferrable interest subordinated notes	100,000	100,000

	4,070,747	3,372,013

Minority interests in consolidated subsidiaries	391,527	372,788

Commitments and contingencies Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500 shares; outstanding - none
Common stock, $1 par value:
Authorized - 180,000 shares Outstanding – 95,710 and 90,058 shares	95,710	90,058
Additional paid-in capital	922,949	757,931
Retained earnings	2,013,025	1,696,636
Accumulated other comprehensive loss	(85,864)	(81,061)

	2,945,820	2,463,564

	$7,408,094	$6,208,365

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Operating revenues	$2,103,153	$1,680,887	$5,691,610	$4,811,518
Investment and other income	58,196	35,541	152,527	98,685
Net realized investment gains	6,833	5,057	12,504	9,106

	2,168,182	1,721,485	5,856,641	4,919,309

Expenses
Salaries and other personnel costs	628,559	545,294	1,778,531	1,553,691
Premiums retained by agents	607,239	458,750	1,632,863	1,341,486
Other operating expenses	460,366	358,694	1,237,713	1,071,971
Provision for policy losses and other claims	126,186	97,975	316,820	255,082
Depreciation and amortization	38,049	32,981	110,998	93,677
Premium taxes	16,954	13,324	45,897	38,954
Interest	15,468	12,462	39,196	32,122

	1,892,821	1,519,480	5,162,018	4,386,983

Income before income taxes and minority interests	275,361	202,005	694,623	532,326
Income taxes	101,100	70,800	255,600	187,500

Income before minority interests	174,261	131,205	439,023	344,826
Minority interests	25,139	23,990	71,246	66,129

Net income	149,122	107,215	367,777	278,697

Other comprehensive income, net of tax
Unrealized gain (loss) on securities	(2,452)	3,196	(4,803)	(2,802)
Minimum pension liability adjustment	—	(7,581)	—	(10,181)

	(2,452)	(4,385)	(4,803)	(12,983)

Comprehensive income	$146,670	$102,830	$362,974	$265,714

Net income per share (Note 4)
Basic	$1.56	$1.21	$3.92	$3.27

Diluted	$1.51	$1.17	$3.79	$3.07

Cash dividends per share	$.18	$.15	$.54	$.45

Weighted average number of shares (Note 4)
Basic	95,341	88,595	93,852	85,330

Diluted	98,768	91,594	97,307	91,431

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$367,777	$278,697
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	316,820	255,082
Depreciation and amortization	110,998	93,677
Minority interests in net income	71,246	66,129
Net realized investment gains	(12,504)	(9,106)
Other, net	(49,413)	(37,696)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(259,056)	(194,216)
Net change in income tax accounts	168,814	68,849
Increase in accounts and accrued income receivable	(78,000)	(96,910)
Increase (decrease) in accounts payable and accrued liabilities	39,380	(27,848)
Increase in deferred revenue	20,781	21,590
Other, net	(56,672)	(39,119)

Cash provided by operating activities	640,171	379,129

Cash flows from investing activities
Net cash effect of company acquisitions	(210,820)	(215,406)
Net decrease in deposits with banks	5,496	11,464
Net decrease in loans receivable	8,892	3,384
Purchases of debt and equity securities	(512,497)	(208,961)
Proceeds from sales of debt and equity securities	48,767	73,407
Proceeds from maturities of debt securities	118,535	22,842
Net decrease in other investments	41,199	10,112
Capital expenditures	(136,363)	(121,278)
Purchases of capitalized data	(15,908)	(18,844)
Proceeds from sale of property and equipment	6,913	2,970

Cash used for investing activities	(645,786)	(440,310)

Cash flows from financing activities
Net change in demand deposits	391,904	37,673
Proceeds from issuance of debt	142,166	194,978
Repayment of debt	(160,058)	(54,748)
Repurchase of company stock	(36,941)	(37,283)
Proceeds from exercise of stock options	39,433	17,221
Proceeds from the issuance of stock to employee benefit plans	6,274	5,517
Contributions from minority shareholders	10,700	12,100
Distributions to minority shareholders	(47,857)	(41,670)
Cash dividends	(47,782)	(38,891)

Cash provided by financing activities	297,839	94,897

Net increase in cash and cash equivalents	292,224	33,716
Cash and cash equivalents - Beginning of year	1,336,643	1,167,799

- End of the period	$1,628,867	$1,201,515

Supplemental information
Cash paid during the period for:
Interest	$36,857	$31,741
Premium taxes	$44,931	$46,952
Income taxes	$88,154	$120,871
Noncash investing and financing activities:
Shares issued for employee benefit plans	$119,117	$50,484
Shares issued in repayment of convertible debt	$—	$205,728
Liabilities incurred in connection with company acquisitions	$108,005	$203,321
Company acquisitions in exchange for common stock	$88,005	$27,058

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2004	90,058	$90,058	$757,931	$1,696,636	$(81,061)	$2,463,564
Net income for nine months ended September 30, 2005				367,777		367,777
Dividends on common shares				(51,388)		(51,388)
Purchase of Company shares	(1,011)	(1,011)	(35,930)			(36,941)
Conversion of debt	16	16	473			489
Shares issued in connection with company acquisitions	2,379	2,379	85,626			88,005
Shares issued in connection with option, benefit and savings plans	4,268	4,268	114,849			119,117
Other comprehensive loss					(4,803)	(4,803)

Balance at September 30, 2005	95,710	$95,710	$922,949	$2,013,025	$(85,864)	$2,945,820

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note 2 – Escrow and Trust Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $6.7 billion and $4.8 billion at September 30, 2005 and December 31, 2004, respectively, of which $706.7 million and $337.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $168.1 million and $43.3 million included in cash and cash equivalents and $538.6 million and $294.1 million included in debt securities at September 30, 2005 and December 31, 2004, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.2 billion and $2.9 billion at September 30, 2005 and December 31, 2004, respectively. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

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

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2005, is as follows:

(in thousands)	Balance as of December 31, 2004	Acquired During the Period	Post Acquisition Adjustments	Balance as of September 30, 2005
Financial Services:
Title Insurance	$376,936	$145,652	$1,802	$524,390
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	583,722	6,779	—	590,501
Property Information	247,438	29,848	(449)	276,837
Credit Information	72,450	34,260	—	106,710
Screening Information	305,539	55,515	(30,322)	330,732

	$1,605,879	$272,054	(28,969)	$1,848,964

Included in “Post Acquisition Adjustments” for the Screening Information segment is a $33.3 million decrease in goodwill attributable to a reduction in the income tax valuation allowance at the Company’s subsidiary, First Advantage.

There have been no impairments of goodwill during the nine months ending September 30, 2005. The Company had $192.6 million of intangible assets included in “Other assets” at September 30, 2005, with definite lives ranging from three to ten years.

Note 4 – Earnings Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Net Income - numerator for basic net income per share	$149,122	$107,215	$367,777	$278,697
Effect of dilutive securities convertible debt - interest expense (net of tax)	209	234	644	2,372

Net Income - numerator for dilutive net income per share	$149,331	$107,449	$368,421	$281,069

Denominator:
Weighted average shares-denominator for basic net income per share	95,341	88,595	93,852	85,330
Effect of dilutive securities:
Employee stock options	2,784	2,277	2,795	2,486
Convertible debt	643	722	660	3,615

Denominator for diluted net income per share	98,768	91,594	97,307	91,431

Basic net income per share	$1.56	$1.21	$3.92	$3.27

Diluted net income per share	$1.51	$1.17	$3.79	$3.07

For the three months ended September 30, 2005, there were no antidilutive stock options that were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2005, six thousand stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2004, 0.7 million and 0.6 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 5 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Expense:
Service Cost	$4,201	$3,594	$12,614	$11,628
Interest Cost	6,258	4,707	18,702	16,079
Expected return on plan assets	(4,262)	(2,550)	(12,787)	(10,434)
Amortization of prior service cost (benefit)	(398)	(563)	(1,189)	(2,745)
Amortization of net loss	2,940	167	8,877	6,966

	$8,739	$5,355	$26,217	$21,494

The Company has contributed $19.0 million to its pension plans for the nine months ended September 30, 2005 and expects to contribute an additional $7.5 million during the remainder of 2005. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income:
Net income, as reported	$149,122	$107,215	$367,777	$278,697
Less: stock based compensation expense, net of tax	1,877	1,779	5,686	5,039

Pro forma net income	$147,245	$105,436	$362,091	$273,658

Earnings per share:
As reported
Basic	$1.56	$1.21	$3.92	$3.27
Diluted	$1.51	$1.17	$3.79	$3.07
Pro forma
Basic	$1.54	$1.19	$3.86	$3.21
Diluted	$1.49	$1.15	$3.73	$3.02

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Shared-Based Payment” (SFAS No.123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company will adopt the standard in the first quarter of 2006 and use the modified prospective method which will require the Company to use the same valuation method currently used for its pro forma disclosures for all unvested options as of December 31, 2005. The Company will be able to use the same valuation method or select a different method for any options granted after December 31, 2005. In addition to stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, commencing the first quarter of 2006 the Company will recognize an expense in the amount equal to the discount. For the nine months ended September 2005, the amount of the discount was $1.1 million. The Company believes that the implementation of SFAS 123R will not have a material adverse effect on its financial condition or results of operations.

Note 7 – Business Combinations

During the nine months ended September 30, 2005, the Company completed 35 acquisitions. These acquisitions were not material, individually or in the aggregate. Of these acquisitions 23 have been included in the Company’s title insurance segment, 2 in the Company’s credit information segment, 2 in the Company’s property information segment, 1 in the Company’s mortgage information segment and 7 in the Company’s screening information segment. The aggregate purchase price for the 28 acquisitions included in the Company’s title insurance, credit information and property information segments was $164.8 million in cash, $49.8 million in notes payable and 2.0 million shares of the Company’s common stock valued at $73.3 million. The 7 acquisitions included in the Company’s screening information segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $31.0 million in cash, $16.9 million in notes payable and .7 million shares, valued at $16.2 million, of First Advantage’s Class A common stock. In accounting for the First Advantage shares issued in these acquisitions, the Company recorded a pretax gain of $8.0 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 35 acquisitions, the Company recorded approximately $247.3 million of goodwill and $37.9 million of intangible assets with definite lives.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded assets and liabilities.

In addition to the acquisitions discussed above, the Company also purchased the remaining minority interests in 6 companies already included in the Company’s consolidated financial statements and an equity interest in 12 companies. The total purchase price of these transactions was $25.3 million in cash, $16.3 million in notes payable and .4 million in shares of the Company’s common stock valued at $13.2 million. As a result of these transactions, the Company recorded $24.8 million in goodwill.

On September 14, 2005, the Company contributed its Credit Information Group to First Advantage in exchange for approximately 29.1 million shares of First Advantage Class B common stock. All of the parties involved were under common control and accordingly, the transaction was accounted for using historical values and no gain or loss was recognized. First Advantage also issued approximately 1 million Class B shares to the Company in a $20 million debt-to-equity conversion. These transactions increased the Company’s economic ownership interest in First Advantage from 67 percent to 80 percent. The Credit Information Group includes the Company’s mortgage, automotive, consumer and sub-prime credit businesses.

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

For the three months ended September 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,618,340	$195,549	$14,906	$15,369
Specialty Insurance	78,873	13,605	573	398

	1,697,213	209,154	15,479	15,767

Information Technology:
Mortgage Information	153,616	34,933	5,815	658
Property Information	142,269	42,698	7,355	8,836
Credit Information	85,264	21,000	3,450	537
Screening Information	84,984	5,544	3,685	4,562

	466,133	104,175	20,305	14,593

	2,163,346	313,329	35,784	30,360
Corporate	4,836	(37,968)	2,265	5,554

	$2,168,182	$275,361	$38,049	$35,914

For the three months ended September 30, 2004:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,237,763	$123,509	$11,929	$23,641
Specialty Insurance	64,838	8,334	538	407

	1,302,601	131,843	12,467	24,048

Information Technology:
Mortgage Information	174,508	52,690	6,173	4,160
Property Information	106,396	30,309	5,979	5,731
Credit Information	62,450	15,172	2,387	677
Screening Information	71,936	7,177	3,282	2,346

	415,290	105,348	17,821	12,914

	1,717,891	237,191	30,288	36,962
Corporate	3,594	(35,186)	2,693	7,713

	$1,721,485	$202,005	$32,981	$44,675

For the nine months ended September 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$4,316,718	$467,490	$43,049	$69,548
Specialty Insurance	210,421	36,463	1,669	967

	4,527,139	503,953	44,718	70,515

Information Technology:
Mortgage Information	450,277	107,158	18,213	9,996
Property Information	396,813	120,288	20,970	22,521
Credit Information	234,236	60,431	8,181	1,707
Screening Information	240,735	14,450	10,770	9,766

	1,322,061	302,327	58,134	43,990

	5,849,200	806,280	102,852	114,505
Corporate	7,441	(111,657)	8,146	21,858

	$5,856,641	$694,623	$110,998	$136,363

For the nine months ended September 30, 2004:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$3,542,755	$322,583	$33,002	$59,258
Specialty Insurance	170,556	32,431	1,594	1,352

	3,713,311	355,014	34,596	60,610

Information Technology:
Mortgage Information	501,214	131,029	18,898	19,350
Property Information	310,266	90,782	17,456	15,051
Credit Information	192,709	42,192	7,461	1,570
Screening Information	198,295	13,816	9,068	3,946

	1,202,484	277,819	52,883	39,917

	4,915,795	632,833	87,479	100,527
Corporate	3,514	(100,507)	6,198	20,751

	$4,919,309	$532,326	$93,677	$121,278

Note 9 – Litigation

The Company and its subsidiaries have been named in various class action lawsuits related to its title operations, including suits alleging that premiums charged to builders for title insurance policies violated the Real Estate Settlement Procedures Act and that the Company violated the law by failing to disclose the cost of certain services obtained from third party vendors and any related mark-up of such services. The Company has assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where the Company has determined that a loss is probable, the Company has recorded a reserve in the amount of the estimated loss; however, actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse affect on its financial condition, results of operations or cash flows.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. In October 2005 the trial court denied the Company’s motions to set aside the damage awards, among other matters. The Company has filed a notice of appeal with the United States Circuit Court of Appeals. The Company continues to believe it has strong grounds to overturn this judgment. Pending the outcome of our appeal, the Company reserved in a prior quarter $10.0 million in connection with this matter.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse affect on its financial condition or results of operations.

Note 10 – Stockholders’ Equity

On May 19, 2005, the Company announced that its board of directors authorized the increase of its May 18, 2004, $100.0 million stock buy-back plan to $200.0 million. As of September 30, 2005, the Company had repurchased and retired 2.5 million shares of its common stock for a total purchase price of $75.9 million.

Note 11 – Subsequent Event

On November 8, 2005, the Company and its publicly-traded subsidiary, First Advantage Corporation (First Advantage), announced the joint purchase of a 75% interest in LeadClick Media, Inc., an online lead-generation and marketing company (LeadClick) for $150 million. The Company contributed $45 million in cash in exchange for an equity stake in LeadClick. The remainder of the purchase price consisting of $55 million in cash, $30 million in notes payable, and $20 million in stock was paid by First Advantage.

Under the terms of the stock purchase agreement, the Company and First Advantage are obligated to purchase the additional twenty-five percent of LeadClick over the next three years unless the period is extended upon mutual agreement of the parties. The purchase price for the additional equity stake is based upon a multiple of LeadClick’s earnings before interest, tax, depreciation and amortization.

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

OVERVIEW

The Company reported record revenues and profits for the third quarter of 2005, exceeding the $2 billion mark in revenues for the first time in its history. Revenues increased 25.9% and profits before income taxes and minority interests 36.3% quarter over quarter. The Company’s positive performance was affected by strong mortgage origination volume, an increase in market share and in the average revenues per order closed at the title insurance operations, acquisition activity and organic growth at the Company’s specialty insurance, property information, credit information and screening information segments. These factors, coupled with solid expense controls, resulted in net income for the three and nine months ended September 30, 2005, of $149.1 million, or $1.51 per diluted share, and $367.8 million, or $3.79 per diluted share, respectively. Net income for the three and nine months ended September 30, 2004, was $107.2 million, or $1.17 per diluted share, and $278.7 million, or $3.07 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended September 30,				Nine Months Ended September 30,
	($000)				($000)
	2005	%	2004	%	2005	%	2004	%
Financial Services:
Title Insurance:
Direct operations	$820,186	39	$645,203	38	$2,172,406	38	$1,820,654	38
Agency operations	756,868	36	569,956	34	2,037,969	36	1,661,104	35

	1,577,054	75	1,215,159	72	4,210,375	74	3,481,758	73
Specialty Insurance	74,678	4	61,617	4	198,972	3	159,956	3

	1,651,732	79	1,276,776	76	4,409,347	77	3,641,714	76

Information Technology:
Mortgage Information	150,117	7	171,698	10	443,089	8	494,282	10
Property Information	132,994	6	100,181	6	371,421	7	291,683	6
Credit Information	83,854	4	60,322	4	228,549	4	185,686	4
Screening Information	84,456	4	71,910	4	239,204	4	198,153	4

	451,421	21	404,111	24	1,282,263	23	1,169,804	24

Total	$2,103,153	100	$1,680,887	100	$5,691,610	100	$4,811,518	100

Financial Services. Operating revenues from direct title operations increased 27.1% and 19.3% for the three and nine months ended September 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to increases in the number of title orders closed by the Company’s direct operations and increases in the average revenues per order closed. The Company’s direct operations closed 555,600 and 1,546,500 title orders during the current three and nine month periods, respectively, increases of 12.4% and 8.7% when compared with the same periods of the prior year. These increases reflected strong mortgage origination volumes and market share gains resulting from organic growth and acquisitions. The average revenues per order closed were $1,476 and $1,405 for the three and nine months ended September 30, 2005, respectively, increases of 13.0% and 9.8% when compared with the same periods of the prior year. These increases were primarily due to a decreased mix of lower-premium refinance transactions, an increase in higher-premium resale and commercial activity, and appreciating home values. Operating revenues from agency operations increased 32.8% and 22.7% for the three and nine months ended September 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct title operations as well as the timing of the reporting of agency remittances.

Information Technology. Mortgage information operating revenues decreased $21.6 million and $51.2 million for the three and nine months ended September 30, 2005, respectively, when compared with the same periods of the prior year. Included in operating revenues for the current nine-month period were $22.9 million of operating revenues contributed by new acquisitions. There was no acquisition activity for the current three-month period. Included in operating revenues for the prior year periods was a $13.0 million release of deferred revenue due to changes in contractual commitments with an outsourcing customer. Excluding the effects of these items, mortgage information operating revenues decreased $8.6 million, or 5.4%, and $61.1 million, or 12.7%, for the respective periods. These decreases primarily reflect an increase in estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds, which results in the deferral of a larger portion of the tax service fee in early years. Also impacting operating revenues for the mortgage information segment for the nine-month period was the decline in mortgage originations period over period. Operating revenues for the property information segment increased $32.8 million, or 32.8% and $79.7 million, or 27.3%, for the three and nine months ended September 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to $8.3 million and $25.9 million of operating revenues contributed by new acquisitions for the respective periods and the continued strength in this segment’s subscription-based information businesses. Operating revenues for the credit information segment increased $23.5 million, or 39.0% and $42.9 million, or 23.1% for the three and nine months ended September 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to $12.7 million and $20.9 million of operating revenues contributed by new acquisitions for the respective periods and organic growth. Screening information operating revenues increased $12.5 million, or 17.4% and $41.1 million, or 20.7% for the three and nine months ended September 30, 2005, respectively, when compared with the same periods of the prior year. These increases were primarily due to $6.5 million and $29.6 million of operating revenues contributed by new acquisitions for the respective periods as well as organic growth.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $58.2 million and $152.5 million for the three and nine months ended September 30, 2005, respectively, representing increases of $22.7 million, or 63.7%, and $53.8 million, or 54.6%, when compared with the same periods of the prior year. These increases resulted primarily from increases in interest income and earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

NET REALIZED INVESTMENT GAINS

Net realized investment gains totaled $6.8 million and $12.5 million for the three and nine months ended September 30, 2005, respectively, compared with gains totaling $5.1 million and $9.1 million for the three and nine months ended September 30, 2004.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $459.2 million and $1,293.7 million for the three and nine months ended September 30, 2005, respectively, increases of $69.8 million, or 17.9%, and $187.4 million, or 16.9%, when compared with the same periods of the prior year. Excluding new acquisitions, salaries and other personnel costs increased $50.8 million, or 13.1% and $112.3 million, or 10.2% for the three and nine months ended September 30, 2005, respectively. These increases were primarily due to costs incurred to service the increase in new title orders. Salaries and other personnel costs for the Financial Services group as a percentage of operating revenues were 27.8% and 30.5% for the three months ended September 30, 2005 and 2004, respectively, and 29.3% and 30.4% for the nine months ended September 30, 2005 and 2004, respectively.

Agents retained $607.2 million and $1,632.9 million of title premiums generated by agency operations for the three and nine months ended September 30, 2005, respectively, which compares with $458.8 million and $1,341.5 million for the same periods of the prior year. The percentage of title premiums retained by agents ranged from 80.1% to 80.8% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $262.6 million and $698.0 million for the three and nine months ended September 30, 2005, respectively, increases of $58.2 million, or 28.5%, and $101.7 million, or 17.1%, when compared with the same periods of the prior year. These increases were primarily due to $17.0 million and $49.6 million of other operating expenses associated with new acquisitions for the respective periods, $7.6 million of litigation related charges incurred during the third quarter 2005 and incremental costs incurred to service the increasing inventory of orders at the title insurance operations. Other operating expenses for the Financial Services group as a percentage of operating revenues were 15.9% and 16.0% for the three months ended September 30, 2005 and 2004, respectively, and 15.8% and 16.4% for the nine months ended September 30, 2005 and 2004, respectively.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the Company increased the claims provision as a percentage of title insurance operating revenues to 5.0% for the current quarter, up from 4.1% for the same period of the prior year. This increase reflects the claims intensity of policy year 2005, which increased when compared with policy year 2004 as a result of the shift from a refinance market to a more claims intensive resale market. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 55.8% for the current three-month period and 49.4% for the same period of the prior year. This increase in rate was primarily due to an increase in the average cost per claim as a result of recent geographical expansion into higher claim-cost states. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 47.1% for the current three-month period and 82.0% for the same period of the prior year. Included in the prior year period was $6.2 million of claims expense associated with the Florida hurricanes of 2004. The Company’s property and casualty business no longer writes business in the state of Florida.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $17.0 million and $45.9 million for the nine months ended September 30, 2005 and 2004, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.0% and 1.1% for the current nine-month period and for the same period of the prior year, respectively.

Information Technology. Information technology personnel and other operating expenses were $332.4 million and $933.1 million for the three and nine months ended September 30, 2005, respectively, increases of $49.8 million and $87.7 million when compared with the same periods of the prior year. Excluding acquisition activity, information technology personnel and other operating expenses increased $23.5 million, or 8.3% for the current three-month period and decreased $7.4 million, or 0.9% for the current nine-month period. The increase for the current three-month period was primarily due to $9.1 million of costs related to the Company’s default division. These costs included expenses associated with relocating and consolidating operations, the write down of certain software and other related expenses. Also contributing to the increase for the current quarter were expenses incurred primarily at the property information and screening information segments to service the increase in business volume. The decrease for the current nine-month period primarily reflects a decline in incremental costs at the Company’s mortgage information segment associated with its decreased business volume.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended September 30,				Nine Months Ended September 30,
	($000)				($000)
	2005	%	2004	%	2005	%	2004	%
Financial Services:
Title Insurance	$195,549	63	$123,509	52	$467,490	58	$322,583	51
Specialty Insurance	13,605	4	8,334	4	36,463	5	32,431	5

	209,154	67	131,843	56	503,953	63	355,014	56

Information Technology:
Mortgage Information	34,933	11	52,690	22	107,158	13	131,029	21
Property Information	42,698	13	30,309	13	120,288	15	90,782	14
Credit Information	21,000	7	15,172	6	60,431	7	42,192	7
Screening Information	5,544	2	7,177	3	14,450	2	13,816	2

	104,175	33	105,348	44	302,327	37	277,819	44

Total before corporate expenses	313,329	100	237,191	100	806,280	100	632,833	100

Corporate expenses	(37,968)		(35,186)		(111,657)		(100,507)

Total	$275,361		$202,005		$694,623		$532,326

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Revenues for the credit information segment are in part impacted by real estate activity, but also by the consumer and automobile sectors. Corporate expenses totaled $38.0 million and $111.7 million for the three and nine months ended September 30, 2005, respectively, increases of $2.8 million and $11.2 million when compared with the same periods of the prior year. These increases were primarily due to $2.9 million of costs incurred during the third quarter 2005 in connection with the contribution of the Company’s credit segment to its publicly traded subsidiary, First Advantage Corporation.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 41.0% for the nine months ended September 30, 2005, and 40.2% for the same period of the prior year. The increase in effective rate was primarily attributable to one-time expenses totaling $12.7 million incurred during the second and third quarters of 2005 that were not deductible for income taxes purposes. These one-time charges included the $5.0 million settlement reached with the California Department of Insurance and merger expenses totaling $6.9 million incurred by the Company and its subsidiary, First Advantage Corporation. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $25.1 million and $71.2 million for the three and nine months ended September 30, 2005, respectively, increases of $1.1 million and $5.1 million when compared with the same periods of the prior year. These increases were primarily attributable to the increase in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three and nine months ended September 30, 2005, was $149.1 million, or $1.51 per diluted share, and $367.8 million, or $3.79 per diluted share, respectively. Net income for the three and nine months ended September 30, 2004, was $107.2 million, or $1.17 per diluted share, and $278.7 million, or $3.07 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $292.2 million for the nine months ended September 30, 2005, and increased $33.7 million for the nine months ended September 30, 2004. The increase for the current year period was primarily due to cash provided by operating activities and deposits at the Company’s trust and thrift divisions, offset in part by purchases of debt and equity securities, cash paid for company acquisitions, and capital expenditures. The increase for the prior year period was due primarily to cash provided by operating activities, offset in part by cash paid for company acquisitions and capital expenditures.

Notes and contracts payable as a percentage of total capitalization decreased to 20.8% at September 30, 2005 from 22.7% at December 31, 2004. This decrease was primarily due to an increase in equity due primarily to net income for the current period and shares issued in connection with company acquisitions and employee benefit plans.

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

There have been no material changes in the Company’s risks since filing its Form 10-K for the year ended December 31, 2004.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries have been named in various class action lawsuits related to its title operations, including suits alleging that premiums charged to builders for title insurance policies violated the Real Estate Settlement Procedures Act and that one of our subsidiaries violated the law by failing to disclose the cost of certain services obtained from third party vendors and any related mark-up of such services. We have assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where we have determined that a loss is probable, we have recorded a reserve in the amount of the estimated loss; however, actual losses may materially differ from the amounts recorded. We do not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse affect on its financial condition, results of operations or cash flows.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. In October 2005 the trial court denied our motions to set aside the damage awards, among other matters. We have filed a notice of appeal with the United States Circuit Court of Appeals. We continue to believe we have strong grounds to overturn this judgment. Pending the outcome of our appeal, we reserved in a prior quarter $10.0 million in connection with this matter.

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

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1 to July 31, 2005	—	$—	—	$134,117,777
August 1 to August 31, 2005	30,000	$41.08	30,000	$132,885,377
September 1 to September 30, 2005	202,800	$43.35	202,800	$124,094,956

Total	232,800	$43.05	232,800	$124,094,956

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Thomas A. Klemens
Thomas A. Klemens
Senior Executive Vice President, Chief Financial Officer

/s/ Max O. Valdes
Max O. Valdes
Date: November 9, 2005	Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
(3)	Bylaws of The First American Corporation, as amended

(10)(a)	Amendment No. 4, dated September 1, 2005, to Management Supplemental Benefit Plan

(10)(b)	Amendment No. 6, dated September 1, 2005, to Executive Supplemental Benefit Plan

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350