Form 10-Q/A
period 2005-03-31
FIRST AMERICAN CORP
filed 2006-02-13
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

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

On February 9, 2006, there were 95,881,835 shares of Common stock outstanding.

The undersigned registrant hereby amends Item 2 and Item 5 of Part II of its Quarterly Report on Form 10-Q for the period ended March 31, 2005, as follows. The amendment is made to include information regarding an unregistered issuance of equity securities which occurred during such period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2005, the Company issued 1,740,943 shares of its common stock to the selling stockholders of United General Financial Services, Inc. in connection with the closing of the Company’s acquisition of United General on that date. The issued common stock represented $64,162,454.27 of the total purchase price paid to the United General selling stockholders in connection with the acquisition. In issuing the shares, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based on the limited number of recipients of the shares and the fact that each of the recipients was an accredited investor.

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

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1 to January 31, 2005	—	$—	—	$61,036,316
February 1 to February 28, 2005	135,000	$36.10	135,000	$56,163,270
March 1 to March 31, 2005	—	$—	—	$56,163,270

Total	135,000	$36.10	135,000	$56,163,270

Item 5.	Other Information

See Item 2 above.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Max O. Valdes
Max O. Valdes
Date: February 13, 2006	Vice President, Chief Accounting Officer

3

EXHIBIT INDEX

Exhibit No.	Description
(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

4