Form 10-K
period 2005-12-31
FIRST AMERICAN CORP
filed 2006-03-16
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. § 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $3,690,207,055.

On March 8, 2006, there were 95,975,446 shares of Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2006 annual meeting of the shareholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

PART I

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE RELATING TO INCREASES IN THE COMPANY’S SHARE OF THE TITLE INSURANCE MARKET, THE COMPANY’S COMMERCIAL SALES PROGRAM, INTERNATIONAL SALES EFFORTS, RECURRING TRENDS THAT AFFECT THE COMPANY’S BUSINESS, THE MORTGAGE INFORMATION SEGMENT’S MOVE TO A NEW OFFICE FACILITY, THE EFFECT OF CLASS ACTIONS, OTHER LITIGATION AND REGULATORY MATTERS, THE PAYMENT OF DIVIDENDS, THE EFFECT OF THE IMPLEMENTATION OF SFAS 123R, USE OF PROCEEDS FROM THE SALE OF THE COMPANY’S UNSECURED DEBT SECURITIES, REGULATORY RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES AVAILABLE TO THE COMPANY, CASH REQUIREMENTS, FINANCIAL POSITION, FUNDING FOR NON-QUALIFIED SUPPLEMENTAL BENEFIT PLANS AND BENEFIT PAYMENTS ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

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

General

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow, equity loan, investment advisory, trust, thrift and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and risk mitigation and business solutions segments comprise its information technology group. The mortgage information segment offers tax monitoring, flood zone certification, default management services, document preparation and other real estate related services. The property information segment sells and analyzes data relating to real property, and provides database management and appraisal services. The risk mitigation and business solutions segment was created as a result of the September 2005 contribution of the Company’s credit information segment to First Advantage Corporation, a publicly traded subsidiary which made up at the time the Company’s screening information segment. This segment provides specialty credit reports to the mortgage lending and automotive lending industries, maintains a credit reporting agency which offers credit reports on sub-prime borrowers, and provides employment background screening, drug-free workplace programs and other occupational health services, employee assistance programs, corporate tax and incentive services, resident screening, motor vehicle records, transportation business credit services, automotive lead generation services, investigative services, computer forensics and electronic discovery services, supply chain security and consumer location services. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including flood zone determinations, based on the number of flood zone certification reports issued; tax monitoring services, based on the number of loans under service; credit reporting services to the mortgage industry, based on the number of credit reports issued; credit reporting services to the automotive lending industry, based on the number of credit reports issued; property data services, based on the number of inquiries; automated appraisals, based on the number of reports sold; and resident screening, based on the number of reports issued. The Company also believes that it holds the number two market share position for title insurance, based on premiums written; home warranty services, based on the number of home warranty contracts in effect; default management services, based on the number of foreclosure/bankruptcy cases reported; and drug testing administration, based on the number of reports issued.

Substantially all of the revenues for the Company’s title insurance and services and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s property information segment and in excess of 20% of the revenues from the Company’s risk mitigation and business solutions segment also depend on real estate activity. The remaining portion of the property information and risk mitigation and business solutions segments’ revenues, as well as the revenues of the Company’s specialty insurance segment are isolated from the volatility of real estate transactions. Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, a large portion of the Company’s revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. However, this adverse effect is mitigated in part by the continuing diversification of the Company’s operations into areas outside of the traditional real estate transfer and closing process.

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

The Company’s Title Insurance Operations

Overview.    The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Hong Kong, Ireland, Mexico, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries.

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

While virtually all personnel in the Company’s title insurance business assist in sales efforts, the Company maintains a sales force of more than 1,000 persons dedicated solely to marketing. This sales force, which is located throughout the Company’s branch office network, not only markets the Company’s title insurance services, but also certain of the Company’s other products. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company has approximately 125 salespeople in its national commercial services division. One of the responsibilities of the sales personnel of this division is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multi-state basis. The Company also supplements the efforts of its sales force through general advertising in various trade and professional journals.

The Company has expanded its commercial business base primarily through increased commercial sales efforts. Because commercial transactions involve higher coverage amounts and yield higher premiums, commercial title insurance business generates greater profit margins than does residential title insurance business. Accordingly, the Company plans to continue to emphasize its commercial sales program.

Although sales outside of the United States account for a small percentage of the Company’s revenues, the Company believes that the acceptance of title insurance in foreign markets has increased in recent years.

Accordingly, the Company plans to continue its international sales efforts, particularly in Canada, the United Kingdom, Australia, South Korea and Hong Kong.

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

Due to the high incidence of agency fraud in the title insurance industry during the late 1980s, the Company instituted, and continues to employ, measures to strengthen its agent selection and audit review programs. In determining whether to engage an independent agent, the Company obtains information regarding the agent’s experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company also maintains a large number of agent representatives and agent auditors. Agent representatives periodically visit agents and examine their books and records. In addition to periodic audit reviews, an expanded agent audit review will be triggered if certain “warning signs” are evident. Warning signs that can trigger an audit review include the failure to implement Company-required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis.

Title Plants.    The Company’s network of title plants constitutes one of its principal assets. A title search is conducted by searching the public records or utilizing a title plant. While public title records generally are indexed by reference to the names of the parties to a given recorded document, most title plants arrange their records on a geographic basis. Because of this difference title plant records generally are easier to search. Most title plants also index prior policies, adding to searching efficiency. Many title plants are computerized. Certain offices of the Company utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. The Company believes its title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

The Company has significantly enhanced its investment in title plants through three business combinations. The first was the formation of a joint venture with Experian Information Solutions on January 1, 1998. Experian contributed to the joint venture its real estate information division. In June 1998 the Company acquired Data Tree Corporation, which owns the largest database of real estate document images. In July 2000 the Company and LandAmerica Financial Group formed Datatrace Information Services LLC. This business, which is 80% owned by the Company and 20% owned by LandAmerica, is a provider of comprehensive title information delivery systems.

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

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. These assets, which totaled $49.0 million at December 31, 2005, are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

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

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Over thirty title insurance underwriters, for example, are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Title Group, Inc., LandAmerica and Stewart Title Guaranty Company. In addition to these nationwide competitors, numerous agency operations throughout the country provide aggressive competition on the local level.

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

Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. As of December 31, 2005, the trust operation was administering fiduciary and custodial assets having a market value in excess of $2 billion.

During 1988, the Company, through a majority owned subsidiary, acquired an industrial bank (the Thrift), formerly known as an industrial loan corporation, that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2005, the Thrift had approximately $63 million of demand deposits and $96.2 million of loans outstanding.

Loans made or acquired during the current year, by the Thrift, ranged in amount from $20 thousand to $2.7 million. The average loan balance outstanding at December 31, 2005, was $0.5 million. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%. The Thrift specializes in making commercial real estate loans. In excess of 93.6% of the Thrift’s loans are made on a variable rate basis. The average yield on the Thrift’s loan portfolio as of December 31, 2005, was 6.98%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The Thrift’s primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The Thrift’s average loan is approximately 14.0 years in duration.

The performance of the Thrift’s loan portfolio is evaluated on an ongoing basis by management of the Thrift. The Thrift places a loan on non-accrual status when two payments become past due. When a loan is placed on non-accrual status, the Thrift’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2005, if all of such loans had been current in accordance with their original terms, totaled $0.

The following table sets forth the amount of the Thrift’s non-performing loans as of the dates indicated.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$—	$—	$53	$65	$94

Total	$—	$—	$53	$65	$94

Based on a variety of factors concerning the creditworthiness of its borrowers, the Thrift determined that it had no potential problem loans in existence as of December 31, 2005.

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

The following table provides certain information with respect to the Thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,350	$1,290	$1,170	$1,050	$1,020

Charge-offs:
Real estate—mortgage	—	—	—	—	(140)
Assigned lease payments	—	—	—	(3)	(2)

	—	—	—	(3)	(142)

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	(3)	(142)
Provision for losses	60	60	120	123	172

Balance at end of year	$1,410	$1,350	$1,290	$1,170	$1,050

Ratio of net charge-offs during the year to average loans outstanding during the year	00%	00%	00%	00%	14%

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

	Year Ended December 31
	2005		2004		2003		2002		2001
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$1,410	100	$1,349	100	$1,289	100	$1,159	99	$1,036	99
Other	—	—	1	—	1	—	11	1	14	1

	$1,410	100	$1,350	100	$1,290	100	$1,170	100	$1,050	100

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

Specialty Insurance Segment

Home Warranties.    The Company’s home warranty business commenced operations in 1984, in part with the proceeds of a $1.5 million loan from the Company which was, in 1986, converted to a majority equity interest. The Company’s home warranty business issues one-year warranties that protect homeowners against certain defects in specified household systems and appliances, such as plumbing, water heaters and furnaces. The Company’s home warranty subsidiary currently charges approximately $245 to $420 for its basic home warranty contract. Optional coverage is available for air conditioners, pools, spas, washers, dryers, refrigerators and other items for charges ranging from approximately $25 to $160 per year. Coverage is renewable annually at the option of the homeowner upon approval by the home warranty subsidiary. Fees for the warranties are paid at the closing of the home purchase and are recognized monthly over a 12-month period. Home warranties primarily are marketed through real estate brokers and agents. This business has continually expanded nationally and is currently doing business in 46 states.

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

Tax Monitoring.    The Company’s tax monitoring service, established in 1987, advises real property mortgage lenders of the status of property tax payments due on real estate securing their loans. In October 2003, the Company enhanced this business with the acquisition of Transamerica Finance Corporation’s tax monitoring business. The Company believes that it is currently the largest provider of tax monitoring services in the United States.

Under a typical contract the Company, on behalf of a mortgage lender, monitors the real estate taxes owing on properties securing such lender’s mortgage loans for the life of such loans. In general, providers of tax monitoring services, such as the Company’s tax service, indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. Where a mortgage lender requires that tax payments be impounded on behalf of borrowers, the Company also may be required to monitor and oversee the transfer of these monies to the taxing authorities and provide confirmation to lenders that such taxes have been paid. The Company also may indemnify mortgage lenders against losses for any failure to make such transfers.

The Company recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the first two years of the contract. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been negligible.

Flood Zone Certification.     In January 1995, the Company entered the flood zone certification business with the acquisition of Flood Data Services, Inc. In October 2003 the Company substantially expanded this business with the acquisition of Transamerica Flood Hazard Certification, Inc., one of the Company’s primary competitors in this business. This business furnishes to mortgage lenders a report as to whether a subject property lies within a governmentally delineated flood hazard area. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan.

Default Services.    The Company’s default management business sells software and provides services which help mortgage servicing companies and financial institutions mitigate losses on mortgages that are in default as well as manage foreclosures, maintain and sell real estate owned properties and process claims.

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

This segment also provides appraisal services to mortgage lenders, real estate agents, investors and other businesses requiring valuations of real property. These services include traditional appraisals, which require physical inspection and human analysis, broker price opinion services, which value real property based on the opinions of real estate brokers and agents, and automated valuation models which use data and sophisticated mathematical models and analytic tools to arrive at a valuation.

The property information segment was created in the Company’s joint venture with Experian in January 1998. Since that time this segment has grown through a number of significant acquisitions. In June 1998 the Company entered the imaged document business with the acquisition of Data Tree Corporation. In July 2000 the Company combined its title plant business with a competing business owned by the Company’s competitor, LandAmerica. The combined entity, DataTrace Information Services LLC, is owned 80% by the Company and 20% by LandAmerica. In August 2000, the Company combined its property data business with Transamerica Corporation’s competing business. At the time the Company owned 80% of the resulting entity. During 2004 the Company purchased the remaining 20%. In September 2002, the Company added broker price opinions (BPO) to its appraisal operations with the acquisition of SourceOne Services, Corp. The Company believes that SourceOne is the largest provider of BPO services to the default market and the second largest provider of BPO services in the United States. In April 2005 the Company expanded its offering of analytic products with the acquisition of LoanPerformance. This company provides mortgage information and mortgage performance and risk analytics largely to the U.S. mortgage finance and servicing market.

Risk Mitigation and Business Solutions Segment

The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ National Market System under the ticker symbol FADV. First Advantage was formed in the 2003 merger of the Company’s screening information segment with US SEARCH.com, Inc., a provider of people location services. Since that time First Advantage has grown substantially through acquisitions. In particular, in September 2005, the Company contributed its credit information segment to First Advantage in exchange for additional Class B common stock of First Advantage. As of December 31, 2005, the Company, together with its First American Real Estate Solutions LLC joint venture with Experian, indirectly owned all of First Advantage’s outstanding Class B common stock. These Class B shares constituted approximately 83% of the economic interest and approximately 98% of the voting interest of First Advantage as of December 31, 2005.

First Advantage now operates in six primary business segments: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services.

First Advantage’s lender services segment provides single bureau and merged credit information reports for mortgage lenders throughout the United States. Single bureau reports involve the receipt, formatting and delivery of credit information from the database of one of the three United States credit bureaus. In preparing its merged credit reports for mortgage lenders, First Advantage obtains credit reports from at least two of the three United States primary credit bureaus, merges and summarizes the credit reports and delivers its report in a standard format acceptable to mortgage loan originators and secondary mortgage purchasers. The credit reporting service has grown primarily through acquisitions that took place within the Company’s credit information group prior to its contribution of that group to First Advantage. In 1994, the Company acquired all of the minority interests in its lower tier subsidiaries Metropolitan Credit Reporting Services, Inc., and Metropolitan Property Reporting Services, Inc. In 1994, the Company also acquired California Credit Data, Inc., and Prime Credit Reports, Inc., and in 1995, the Company acquired CREDCO, Inc. The Company believes that First Advantage is the largest provider of credit reports to the United States mortgage lending industry, based on the number of credit reports issued.

First Advantage’s data services segment offers motor vehicle records, transportation industry credit reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location and consumer credit reporting services, criminal records reselling, and subprime credit reporting services. First Advantage’s motor vehicle record services provide customers with automated access to motor vehicle records from all 50 states and the District of Columbia. Independent insurance agents operating in the United States represent the core of the customer base for this product, which they use for underwriting purposes. As part of the offerings of this segment, First Advantage also provides trucking companies with access to a database of payment practice records on more than 60,000 transportation brokers and shippers in North America, which database is comprised of client-contributed accounts receivables and public records data. This segment also offers transportation consulting services that are designed to address and resolve asset management and compliance problems for owners and operators of truck fleets.

This segment of First Advantage also provides location, verification and screening services directly to consumers through the Internet. This business uses a proprietary software platform and web-based systems to supply customers with services such as individual location, identity verification, criminal record checks, employment verification and education verification. First Advantage also provides specialized credit reports direct to consumers. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer.

Through its Teletrack, Inc. subsidiary, this segment of First Advantage also provides credit reports specializing in sub-prime borrowers in the United States, which reports are derived from Teletrack’s proprietary database. The Company believes Teletrack is the largest provider of such credit reports in the United States. Its primary customers include pay-day loan and check-advance stores, rent-to-own retailers and similar types of creditors.

First Advantage’s dealer services segment provides specialized credit reports to auto lenders. Reports generated by this segment of First Advantage may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer in connection with an automobile transaction. The segment provides comprehensive solutions that help organizations meet their lending, leasing and other consumer credit automation needs.

First Advantage’s employer services segment offers employment screening services, occupational health services, and tax incentive services to employers in the United States and abroad. First Advantage’s employment screening services generate reports about a prospective employee’s criminal record, motor vehicle violations, credit standing and involvement in civil litigation. First Advantage’s occupational health products generally involve the design and management of drug free workplace programs, including provision for the collection and testing of specimens and interpretation of the results. First Advantage’s tax incentive services specialize in identifying primarily employment-related tax incentive programs available under both federal and state legislation, and processing the paperwork required to capture such tax incentives and credits. Additional tax incentive offerings include tax-consulting services to assist clients with compliance with changing laws and regulations affecting sales and use taxes.

First Advantage’s multifamily services segment provides resident screening services to residential property managers throughout the United States. Resident screening services include the generation of reports containing information about a prospective renter’s eviction record, lease and payment performance history, credit standing, references and criminal records to residential property managers and owners operating in the United States. In providing these services, First Advantage relies upon its database of landlord-tenant records, which the Company believes is the largest of its kind in the United States, and its database of criminal conviction information, which the Company believes is one of the largest for use in resident screening in the United States.

First Advantage’s investigative and litigation support services segment provides corporate and litigation investigative services. Products and services provided by the segment include: surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Within this segment, First Advantage provides services that assist its customers in business, legal and financial matters, including investigations and litigation arising from trade secret theft, software infringement, financial fraud, employee malfeasance and unfair competition. The segment employs computer forensic and electronic discovery experts and consultants in its bi-coastal state-of-the-art laboratories.

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

In 1999, the Company entered into the property and casualty insurance business through the acquisitions of Great Pacific Insurance Company and Five Star Holdings, Inc. The property and casualty business is subject to regulation by government agencies in the states in which they transact business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of “control” of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval.

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

Employees

As of December 31, 2005 the Company employed 35,444 people.

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

Item 1A.    Risk Factors

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

The Company’s earnings may be reduced if acquisition projections are inaccurate

The Company’s earnings have improved since 1991 in large part because of the Company’s acquisition and integration of non-title insurance businesses. These businesses generally have higher margins than the title insurance businesses. For example, pre-tax margins for the title insurance and services segment were 10.0% in 2005, while pre-tax margins for the segments in the Company’s information technology group in the same year were 22.2%. The success or failure of acquisitions in this group has depended in large measure upon the accuracy of the Company’s projections. These projections are not always accurate. Inaccurate projections have historically led to lower than expected earnings.

As a holding company, the Company depends on distributions from the Company’s subsidiaries, and if distributions from the Company’s subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected

First American is a holding company whose primary assets are the securities of its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of the Company’s subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to declare and pay dividends to its shareholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available from the Company’s insurance subsidiaries in 2006 is $336.4 million.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.    Properties

In September 1999, the Company moved its executive offices to one of three constructed office buildings at MacArthur Place in Santa Ana, California. Later that same year, the Orange County branch and certain other operations of the Company’s title insurance segment moved into the two other buildings constructed on the site. The three buildings totaled approximately 210,000 square feet and were situated in a campus environment comprising approximately 32 acres. In the first quarter of 2004, the Company began the expansion of its office campus. This expansion was completed in the fourth quarter of 2005 with the addition of two 4-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage of the Company’s campus at MacArthur Place to approximately 490,000 square feet. The two new office buildings are occupied primarily by the Company’s property information segment and trust company. The original three office buildings, including the underlying land and the fixtures thereto, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to the Company’s subsidiary, First American Title Insurance Company, in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $51.6 million as of December 31, 2005.

The Company’s mortgage information segment houses its national operations in a leased 231,000 square foot office building in Dallas, Texas. In 2006 this segment expects to begin moving its national operations, together with certain other operations, to a leased 604,000 square foot facility in Westlake, Texas.

In 1999, the Company completed the construction of two office buildings in Poway, California. These two buildings, which are owned by the Company’s title insurance subsidiary and are leased to First Advantage for use by its lender services segment, total approximately 152,000 square feet and are located on a 17 acre parcel of land.

Each of the office facilities occupied by the Company or its subsidiaries is in good condition and adequate for its intended use.

Item 3.    Legal Proceedings

The Company and its subsidiaries have been named in various class action lawsuits related to its title operations, including suits alleging that premiums charged to builders for title insurance policies violated the Real Estate Settlement Procedures Act and that one of our subsidiaries violated the law by failing to disclose the cost of certain services obtained from third party vendors and any related mark-up of such services. We have assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where we have determined that a loss is probable, we have recorded a reserve in the amount of the estimated loss; however, actual losses may materially differ from the amounts recorded. We do not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 28, 2006 was 3,423.

High and low stock prices and dividends declared for the last two years were as follows:

	2005		2004
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$37.67—$31.31	$.18	$32.01—$29.49	$.15
June 30	$41.31—$32.10	$.18	$31.30—$24.60	$.15
September 30	$45.78—$40.60	$.18	$30.83—$25.04	$.15
December 31	$49.02—$40.86	$.18	$35.14—$29.82	$.15

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth details regarding equity securities of the Company that were authorized for issuance under equity compensation plans of the Company as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands, except weighted-average exercise price)
Equity compensation plans approved by security holders (1)(3)	5,800	$23.48	3,978
Equity compensation not approved by security holders (2)	141	$21.01	—

	5,941	$23.42	3,978

(1)	Consists of The First American Corporation 1996 Stock Option Plan and The First American Corporation 1997 Directors’ Stock Plan. See Note 16 to the Company’s consolidated financial statements for additional information.

(2)	Includes shares related to plans assumed by the Company in the purchase of Credit Management Solutions, Inc. See Note 16 to the Company’s consolidated financial statements for additional information.

(3)	Includes 1,902,000 shares available to be issued under the Company’s stock purchase plan. See Note 15 to the Company’s consolidated financial statements for additional information.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2005	0	0	0	$124,094,956
November 1 to November 30, 2005	65,150	$44.48	65,150	$121,197,326
December 1 to December 31, 2005	217,900	$46.90	217,900	$110,977,800

Total	283,050	$46.34	283,050	$110,977,800

Item 6.    Selected Financial Data.

The selected consolidated financial data for the Company for the five-year period ended December 31, 2005, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2005	2004	2003	2002	2001
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$8,061,758	$6,722,326	$6,213,714	$4,704,209	$3,750,723
Net income	$485,266	$349,099	$451,022	$234,367	$167,268
Total assets	$7,598,641	$6,208,365	$5,139,902	$3,570,284	$2,977,648
Notes and contracts payable	$848,569	$732,770	$553,888	$425,705	$415,341
Deferrable interest subordinated notes	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$3,006,547	$2,463,564	$1,879,520	$1,364,589	$1,104,452
Return on average stockholders’ equity	17.7%	16.1%	27.8%	19.0%	16.9%
Cash dividends on common shares	$68,635	$52,403	$38,850	$24,570	$18,210
Per share of common stock (Note A)—
Net income:
Basic	$5.14	$4.04	$5.89	$3.27	$2.51
Diluted	$4.97	$3.83	$5.22	$2.92	$2.27
Stockholders’ equity	$31.36	$27.36	$23.84	$18.53	$16.08
Cash dividends	$.72	$.60	$.50	$.34	$.27
Number of common shares outstanding
Weighted average during the year
Basic	94,351	86,430	76,632	71,594	66,568
Diluted	97,795	91,895	87,765	82,580	75,876
End of year	95,860	90,058	78,826	73,636	68,694
Title orders opened (Note B)	2,700	2,519	2,511	2,184	1,930
Title orders closed (Note B)	2,017	1,909	2,021	1,696	1,405
Number of employees	35,444	30,994	29,802	24,886	22,597

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

Critical Accounting Policies and Estimates

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

Purchase accounting and impairment testing for goodwill and other intangible assets.    Pursuant to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company is required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets by reporting unit. This annual test, which the Company has elected to perform every September 30, utilizes a variety of valuation techniques, all of which require management to make estimates and judgments, and includes discounted cash flow analysis, market approach valuations and the use of third-party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation services. In accordance with the provisions of SFAS 142, the Company completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2005 and 2004, and determined that there was no impairment of value.

Income taxes.    The Company estimates its effective income tax rate based upon a variety of factors including, but not limited to, the expected revenues and resulting pretax income for the year, the composition and geographic mix of the pretax income and the ratio of permanent differences to pretax income. Any changes to the estimated rate are made prospectively in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” Additionally, management makes estimates as to the amount of reserves, if any, that are necessary for known and potential tax exposures.

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

Stock-based compensation.    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company will adopt the standard in the first quarter of 2006 and use the modified prospective method which will require the Company to use the same valuation method currently used for its pro forma disclosures for all unvested options as of December 31, 2005. The Company will be able to use the same valuation method or select a different method for any options granted after December 31, 2005. In addition to stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, commencing the first quarter of 2006 the Company will recognize an expense in the amount equal to the discount. For the twelve months ended December 31, 2005, the amount of the discount was $1.4 million. Based on options outstanding at December 31, 2005, the Company estimates the impact of SFAS 123R will be to reduce diluted earnings per share by $0.08 to $0.10 per share in 2006 depending on the timing of issuance of stock options and the deductibility of the stock-based compensation expense for financial reporting purposes.

Results of Operations

Overview—Substantially all of the revenues for the Company’s title insurance and services and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s property information segment and in excess of 20% of the revenues from the Company’s risk mitigation and business solutions segment also depend on real estate activity. The remaining portion of the property information and risk mitigation and business solutions segments’ revenues, as well as the revenues of the Company’s specialty insurance segment are isolated from the volatility of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

The continuation of relatively low mortgage interest rates through the first three quarters of 2003 fueled record-setting refinance activity. Existing and new-home-sale activity also reached record levels. Mortgage originations, based on Mortgage Bankers Association statistics, totaled $3.81 trillion in 2003, with refinance activity comprising 66% of the total. The increase in mortgage interest rates that began in the fourth quarter of 2003 resulted in a low inventory of open orders going into 2004. This, together with an increasing mortgage interest rate environment during the first half of 2004, resulted in a decline in mortgage originations and a return to a more traditional, seasonal real estate pattern, where the greatest volume of real estate activity occurs in the spring and summer months. However, as a result of new acquisitions, declining mortgage interest rates in the second half of the year and an increase in the average revenues per title order closed, operating revenues increased in 2004 when compared with 2003. Mortgage originations totaled $2.86 trillion in 2004, with refinance transactions comprising 44% of the total. Mortgage interest rates declined slightly during the second half of 2004 but began to increase in 2005. The favorable interest rate environment present during the second half of 2004 resulted in a relatively high inventory of open orders going into 2005. However, as a result of an increase in interest rates in 2005, mortgage originations decreased in 2005. This decrease primarily reflected a slowdown in refinance activity. Resale transactions and commercial transactions remained relatively strong during the year. The strength in these markets, coupled with market share gains and increases in the average revenues per order closed in the Company’s title business, as well as acquisitions activity, resulted in an increase in operating revenues in 2005 when compared with 2004. Mortgage originations totaled $2.42 trillion in 2005, with refinance transactions comprising 39% of the total.

In September 2005, the Company contributed its credit information segment to its publicly traded subsidiary First Advantage, which solely made up the screening information segment. These two segments have been combined into the risk mitigation and business solutions segment. This presentation is consistent with the way management evaluates the operations of these businesses. In 2005, the Company changed the presentation of the financial results for its operating segments to include inter-segment revenues and expenses. The inter-segment revenues and expenses are then eliminated in an eliminations line. Prior year results have been reclassified to conform with current year presentation.

Operating revenues—A summary by segment of the Company’s operating revenues is as follows:

	2005	%	2004	%	2003	%
	(in thousands, except percentages)
Financial Services:
Title Insurance:
Direct operations	$2,968,632	38	$2,486,380	38	$2,264,925	38
Agency operations	2,863,306	37	2,299,656	35	2,138,059	35

	5,831,938	75	4,786,036	73	4,402,984	73
Specialty Insurance	275,207	3	220,340	3	207,287	3

	6,107,145	78	5,006,376	76	4,610,271	76

Information Technology:
Mortgage Information	584,344	7	653,562	10	642,684	11
Property Information	511,852	7	417,758	6	383,246	6
Risk Mitigation and Business Solutions	637,411	8	509,092	8	413,417	7

	1,733,607	22	1,580,412	24	1,439,347	24
Eliminations	(24,674)	0	(16,042)	0	(16,975)	0

	$7,816,078	100	$6,570,746	100	$6,032,643	100

Financial Services.    Operating revenues from direct title operations increased 19.4% in 2005 over 2004 and 9.8% in 2004 over 2003. The increase in 2005 over 2004 was primarily due to an increase in the average revenues per order closed, and to a lesser extent, an increase in the number of orders closed. The increase in 2004 over 2003 was primarily due to an increase in the average revenues per order closed, offset in part by a decrease in the number of orders closed. The average revenues per order closed were $1,472, $1,303, and $1,121 for 2005, 2004, and 2003, respectively. These increases in average revenues per order closed were primarily due to a decrease in the mix of lower-premium refinance transactions, an increase in higher-premium resale and commercial transactions, and appreciating real estate values. The Company’s direct title operations closed 2,017,200, 1,908,600, and 2,021,000 title orders during 2005, 2004, and 2003, respectively, an increase of 5.7% in 2005 from 2004 and a decrease of 5.6% in 2004 from 2003. The fluctuations in closings primarily reflected decreasing mortgage origination activity, balanced against market share gains and acquisition activity. Operating revenues from agency title operations increased 24.5% in 2005 over 2004 and 7.6% in 2004 over 2003. These increases were primarily attributable to the same factors affecting direct title operations compounded by the inherent delay in the reporting of transactions by agents.

Specialty insurance operating revenues increased 24.9% in 2005 over 2004 and 6.3% in 2004 over 2003. The increase in 2005 over 2004 reflected continued geographic expansion at the Company’s home warranty division as well as market share gains and premium increases at the Company’s property and casualty insurance division. The increase in 2004 over 2003 reflected continued geographic expansion at the Company’s home warranty division, offset in part by a reduction in revenues at the Company’s property and casualty insurance division due to an increase in reinsurance ceded.

Information Technology.    Mortgage information operating revenues decreased 10.6% in 2005 over 2004 and increased 1.7% in 2004 over 2003. The decrease in 2005 over 2004 was primarily attributable to an increase in estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds, which results in the deferral of a larger portion of the tax service fee in early years. Also impacting operating revenues for the mortgage information segment for the year was the decline in mortgage originations year over year. The increase in 2004 over 2003 was primarily attributable to $166.4 million of operating revenues contributed by new acquisitions, offset in part by the decline in mortgage originations and a $10.2 million decrease in operating revenues as a result of an increase in the estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds.

Property information operating revenues increased 22.5% in 2005 over 2004 and 9.0% in 2004 over 2003. These increases primarily reflected $34.7 million and $21.6 million of operating revenues contributed by new acquisitions for the respective periods and the continued growth in this segment’s less cyclical subscription-based information businesses, offset in part by the reduction in mortgage originations.

Risk mitigation and business solutions operating revenues increased 25.2% in 2005 over 2004 and 23.1% in 2004 over 2003. These increases were primarily attributable to $87.4 million and $70.8 million of operating revenues contributed by new acquisitions for the respective periods.

Investment and other income—Investment and other income totaled $210.3 million, $141.8 million, and $145.4 million in 2005, 2004 and 2003, respectively, an increase of $68.5 million, or 48.3% in 2005 from 2004, and a decrease of $3.6 million, or 2.5% in 2004 from 2003. The increase in 2005 over 2004 was primarily due to the growth in interest income resulting from a 28% increase in the average investment portfolio balance and higher yields, as well as an increase in equity in earnings of unconsolidated affiliates, which are accounted for under the equity method of accounting. The decrease in 2004 from 2003 was primarily due to a reduction in equity in earnings of unconsolidated affiliates.

Gain on issuance of subsidiary stock—Gain on issuance of subsidiary stock totaled $25.7 million in 2005, $8.5 million in 2004 and $2.3 million in 2003. These amounts represent realized gains relating to the issuance of shares by the Company’s publicly-traded subsidiary, First Advantage Corporation.

Net realized investment gains/losses—Net realized investment gains totaled $9.7 million in 2005, $1.3 million in 2004 and $33.5 million in 2003. The 2005 total included a realized gain of $9.5 million recognized by the Company’s subsidiary, First Advantage Corporation, relating to the completion of an initial public offering by DealerTrack Holdings, Inc., an entity partially owned by First Advantage. The 2003 total included the recognition of a previously deferred gain totaling $14.2 million resulting from the sale of the Company’s Contour Software, Inc. subsidiary in the first quarter of 2001. Also included in the 2003 total was a $13.1 million realized gain associated with the merger of the Company’s Credit Online business with DealerTrack Holdings, Inc.

Salaries and other personnel costs—A summary by segment of the Company’s salaries and other personnel costs is as follows:

	2005	%	2004	%	2003	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$1,712,873	71	$1,465,267	70	$1,261,120	70
Specialty Insurance	55,970	2	45,479	2	38,506	2

	1,768,843	73	1,510,746	72	1,299,626	72

Information Technology:
Mortgage Information	232,122	10	247,615	12	210,033	12
Property Information	187,860	8	155,487	7	135,603	8
Risk Mitigation and Business Solutions	179,844	7	142,545	7	115,559	6

	599,826	25	545,647	26	461,195	26

Corporate	72,091	3	65,452	3	46,503	3
Eliminations	(13,991)	(1)	(10,630)	(1)	(7,771)	(1)

	$2,426,769	100	$2,111,215	100	$1,799,553	100

Financial Services.    The Company’s title insurance segment comprises over 95% of total salaries and other personnel costs for the Financial Services group. The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment’s growth in operations that specialize in builder and lender title business has created ongoing fixed costs required to service accounts.

Title insurance personnel expenses increased 16.9% in 2005 over 2004 and 16.2% in 2004 over 2003. The increase in 2005 over 2004 was primarily due to $105.1 million of personnel costs associated with new acquisitions as well as incremental costs incurred to service the increase in order volume. The Company’s direct title operations opened 2,700,000, 2,518,600, and 2,511,000 orders in 2005, 2004, and 2003, respectively, representing an increase of 7.2% in 2005 over 2004 and 0.3% in 2004 over 2003. The increases in orders year over year primarily reflected acquisition activity and market share increases, offset in part by declining mortgage originations. Also contributing to the increase were costs incurred to service the higher mix of more labor intensive resale and commercial title orders processed during the year. The increase in 2004 over 2003 was primarily due to $139.9 million of personnel costs associated with new acquisitions, incremental costs incurred to service the higher mix of more labor intensive resale and commercial title orders processed during the year and $25.8 million of increased employee benefit costs. The increases in employee benefit costs were primarily the result of increases in health care costs of $16.7 million in 2004 over 2003. Also contributing to the increase in employee benefit costs were increases in the Company’s discretionary match related to the 401(k) plan, which is profit driven and increases as profits escalate. This match can also increase when profits decrease if the number of participants in the plan increases or if the total amount of employee deferral increases. The match increased $8.2 million in 2004 over 2003.

Information Technology.    Personnel expenses in total for the Information Technology group increased 9.9% in 2005 over 2004 and 18.0% in 2004 over 2003. Excluding $65.5 million and $101.6 million of respective personnel costs associated with new acquisitions, personnel expenses for the information technology group decreased 2.1% in 2005 from 2004 and 4.4% in 2004 from 2003. The decrease in 2005 from 2004 reflected a decline in incremental costs associated with the decrease in business volume, offset in part by a $3.9 million increase in employee benefit costs. The decrease in 2004 from 2003 also reflected a decline in incremental costs associated with the decrease in business volume, offset in part by a $4.2 million increase in employee benefit costs and costs incurred at the Company’s tax service division to integrate new customers.

Corporate.    Corporate personnel expenses increased 10.1% in 2005 over 2004 and 40.7% in 2004 over 2003. These increases were primarily attributable to an increase in employee benefit costs, increased technology personnel costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations. The increase in 2004 over 2003 also reflected costs associated with the implementation of the provisions of Section 404 of the Sarbanes Oxley Act, primarily consisting of internal audit costs.

Premiums retained by agents—A summary of agent retention and agent revenues is as follows:

	2005	2004	2003
	(in thousands, except percentages)
Agent retention	$2,304,047	$1,869,536	$1,729,104

Agent revenues	$2,863,306	$2,299,656	$2,138,059

% retained by agents	80.5%	81.3%	80.9%

The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations.

Other operating expenses—A summary by segment of the Company’s other operating expenses is as follows:

	2005	%	2004	%	2003	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$937,156	56	$840,790	56	$728,944	55
Specialty Insurance	33,132	2	16,646	1	23,316	2

	970,288	58	857,436	57	752,260	57

Information Technology:
Mortgage Information	172,881	10	184,603	12	177,234	14
Property Information	172,383	10	132,769	9	141,100	11
Risk Mitigation and Business Solutions	336,718	20	278,266	19	226,401	17

	681,982	40	595,638	40	544,735	42

Corporate	53,754	3	41,275	3	32,084	2
Eliminations	(10,682)	(1)	(5,412)	0	(9,204)	(1)

	$1,695,342	100	$1,488,937	100	$1,319,875	100

Financial Services.    The Company’s title insurance segment comprises over 95% of total other operating expenses for the Financial Services group. Title insurance other operating expenses (principally direct operations) increased 11.5% in 2005 over 2004 and 15.3% in 2004 over 2003. The increase in 2005 over 2004 was primarily due to $87.7 million of other operating expenses associated with new acquisitions as well as $12.5 million in charges incurred in connection with litigation and regulatory matters. The increase in 2004 over 2003 was primarily due to $79.9 million of other operating expenses associated with new acquisitions and a voluntary $24.0 million charge taken in the fourth quarter of 2004 associated with captive reinsurance agreements with residential homebuilders. The increase in 2004 over 2003 also reflected $13.3 million of litigation charges taken in the fourth quarter of 2004. These charges included $10.0 million for a litigation matter disclosed by the Company on January 26, 2005.

Information Technology.    Other operating expenses for the Information Technology group increased 14.5% in 2005 over 2004 and 10.2% in 2004 over 2003. Excluding other operating expenses of $62.6 million and $84.8 million associated with new acquisitions for the respective periods, other operating expenses for the Information Technology group increased 4.0% in 2005 over 2004 and decreased 5.6% in 2004 from 2003. The increase in 2005 over 2004 was primarily due to $11.1 million of costs related to the Company’s default division. These costs included expenses associated with relocating and consolidating operations, the write down of certain software and other related expenses. Also contributing to the increase in 2005 were $8.9 million in expenses incurred at the risk mitigation and business solutions segment primarily in connection with the Company’s contribution of its credit information group to First Advantage. The decrease in 2004 from 2003 reflected a decline in incremental costs associated with the decline in mortgage origination volume.

Corporate.    Corporate other operating expenses increased 30.2% in 2005 over 2004 and 28.6% in 2004 over 2003. These increases reflected higher general costs associated with the support effort needed to service the Company’s expanded national and international operations. Also contributing to the increase for 2004 were costs associated with the implementation of the provisions of Section 404 of the Sarbanes Oxley Act, which included increased costs associated with the Company’s independent registered public accounting firm and outside consultants.

Provision for title losses and other claims—A summary by segment of the Company’s provision for title losses and other claims is as follows:

	2005	%	2004	%	2003	%
	(in thousands, except percentages)
Title Insurance	$288,713	63	$198,295	57	$179,681	55

Specialty Insurance:
Home Warranty	90,175	20	70,562	20	56,769	18
Property and Casualty Insurance	52,442	11	52,087	15	62,777	19

	142,617	31	122,649	35	119,546	37

All other segments	25,700	6	28,674	8	25,177	8

	$457,030	100	$349,618	100	$324,404	100

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 5.0% in 2005 and 4.1% in both 2004 and 2003. The increased rate for 2005 primarily reflected the claims intensity of policy years 2005 and 2004. The Company started 2005 with a rate of 4.1% that was applied to title insurance operating revenues for the first and second quarters of 2005. Effective July 1, 2005, the Company increased the loss provision rate to 5.0% to reflect an increase in claims intensity. During the fourth quarter 2005, the Company increased the rate to 6.2% as a result of a further increase in claims intensity, ending the year with an average annual rate of 5.0%. The Company anticipates starting the 2006 year applying a loss provision rate of 6.0%. This rate will be reviewed on a quarterly basis and may be adjusted if necessary.

The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 51.7% in 2005, 49.0% in 2004, and 48.9% in 2003. These increases in rate primarily reflected an increase in the average number of claims per contract due to geographic expansion.

The provision for property and casualty insurance claims, expressed as a percentage of property and casualty insurance operating revenues, was 52.0% in 2005, 68.4% in 2004, and 63.6% in 2003. The decrease in rate in 2005 from 2004 was primarily due to high claims experience in 2004 resulting mostly from $6.2 million of claims associated with the Florida hurricanes. The rate for 2003 excludes $5.0 million of catastrophe losses related to the Southern California wildfires, which represents the Company’s deductible on its reinsurance treaty.

Depreciation and amortization—Depreciation and amortization increased 22.1% in 2005 over 2004 and 12.7% in 2004 over 2003. These increases were primarily due to an increase in the amortization of intangibles as a result of acquisition activity and an increase in the amortization of capitalized data and software as a result of new capital expenditures. Depreciation and amortization, as well as capital expenditures for each of the Company’s segments, are summarized in Note 22 to the consolidated financial statements.

Premium taxes—A summary by pertinent segment of the Company’s premium taxes is as follows:

	2005	%	2004	%	2003	%
	(in thousands, except percentages)
Title Insurance	$59,269	92	$47,662	90	$46,211	90
Specialty Insurance	4,924	8	5,273	10	5,324	10

	$64,193	100	$52,935	100	$51,535	100

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

Interest—Interest expense increased $9.5 million, or 21.6% in 2005 over 2004 and $7.7 million, or 21.4%, in 2004 over 2003. These increases were primarily due to an increase in acquisition-related indebtedness.

Income before income taxes and minority interests—A summary by segment is as follows:

	2005	%	2004	%	2003	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$596,865	57	$398,777	49	$504,629	53
Specialty Insurance	50,544	5	41,419	5	30,125	3

	647,409	62	440,196	54	534,754	56

Information Technology:
Mortgage Information	141,620	14	174,868	21	238,508	25
Property Information	151,761	14	126,460	16	105,339	11
Risk Mitigation and Business Solutions	104,057	10	73,206	9	68,796	8

	397,438	38	374,534	46	412,643	44

	1,044,847	100	814,730	100	947,397	100

Corporate	(141,219)		(137,446)		(108,675)

	$903,628		$677,284		$838,722

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

Most of the businesses that are included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like title insurance, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues from the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity.

In general, the title insurance business is a lower-margin business when compared with the Company’s other segments. The lower margins reflect the high fixed cost of producing title evidence, whereas the corresponding revenues are subject to regulatory and competitive pricing constraints.

Corporate expenses include investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain corporate-wide and technology initiatives and unallocated interest expense.

Income taxes—The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for noninsurance subsidiaries, was 35.9% for both 2005 and 2004, and 34.8% for 2003. The difference in the effective tax rate was primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 13 to the consolidated financial statements.

Minority interests—Minority interests in net income of consolidated subsidiaries increased $8.9 million in 2005 over 2004 and decreased $10.7 million in 2004 over 2003. These changes were primarily due to the fluctuations in the operating results of the Company’s joint venture with Experian, which includes certain companies in the Company’s mortgage information, property information and risk mitigation and business solutions segments.

Net income—Net income and per share information are summarized as follows (see Note 14 to the consolidated financial statements):

	2005	2004	2003
	(in thousands, except per share amounts)
Net income	$485,266	$349,099	$451,022

Per share of common stock:
Net income:
Basic	$5.14	$4.04	$5.89

Diluted	$4.97	$3.83	$5.22

Weighted-average shares:
Basic	94,351	86,430	76,632

Diluted	97,795	91,895	87,765

Liquidity and Capital Resources

Cash provided by operating activities amounted to $921.5 million, $678.9 million, and $830.1 million for 2005, 2004, and 2003, respectively, after net claim payments of $373.0 million, $268.0 million, and $269.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2005, were for company acquisitions, additions to the investment portfolio, capital expenditures, dividends, distributions to minority shareholders, the repayment of debt and the repurchase of Company shares. The most significant nonoperating sources of cash and cash equivalents were proceeds from the issuance of debt, proceeds from the issuance of notes and capital lease, and proceeds from the sales and maturities of certain investments. The net effect of all activities on total cash and cash equivalents was an increase of $224.5 million for 2005, $168.8 million for 2004, and $220.2 million for 2003.

Notes and contracts payable, as a percentage of total capitalization, were 21.5% as of December 31, 2005, as compared with 22.7% as of the prior year-end. This decrease was primarily attributable to net income for the year, offset in part by indebtedness incurred in connection with acquisitions and a comprehensive loss associated with the Company’s debt and equity securities portfolio and its pension plans. Notes and contracts payable are more fully described in Note 10 to the consolidated financial statements.

In November 2005, the Company amended and restated its $500.0 million credit agreement that was originally entered into in August 2004 and was previously amended twice during 2005. The November 2005 amendment and restatement supercedes the previous credit agreement and its amendments and extends the expiration date to November 2010. Further, the amended and restated credit agreement permits the Company to increase the credit amount to $750.0 million by offering the lenders party thereto the opportunity to increase their commitments or by introducing a new lender to the credit agreement who does not currently participate. The Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit was unused at December 31, 2005. The Company’s publicly traded subsidiary, First Advantage Corporation has one bank credit agreement. This agreement provides for a $225.0 million uncollateralized revolving line of credit. Under the terms of the credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until September 2010 and had a balance due of $135.5 million at December 31, 2005.

On December 31, 2004, the Company entered into a sale-leaseback transaction for certain equipment and software. The transaction totaled $122.0 million and was accounted for as a capital lease in the accompanying consolidated financial statements.

In July 2004, the Company sold unsecured debt securities in the aggregate principal amount of $150.0 million. These securities, which bear interest at 5.7%, are due August 2014. The Company used the proceeds from the sale of the securities for general corporate purposes.

In the first quarter of 2004, the Company began the expansion of its office campus. This expansion was completed in the fourth quarter of 2005 with the addition of two 4-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage of the Company’s campus at MacArthur Place to approximately 490,000 square feet. The two new office buildings are occupied primarily by the Company’s property information segment and trust company. The expansion was paid for with internally generated funds.

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $6.2 billion and $5.4 billion at December 31, 2005 and 2004, respectively, of which $639.9 million and $337.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.0 billion and $2.9 billion at December 31, 2005 and 2004, respectively, and were held at the Company’s trust division. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

In addition, the Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $2.6 billion and $1.9 billion at December 31, 2005 and 2004, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2005, is as follows:

	Notes and contracts payable	Operating leases	Deferrable interest subordinated notes	Total
	(in thousands)
2006	$135,738	$212,873	—	$348,611
2007	107,504	164,132	—	271,636
2008	111,395	108,034	—	219,429
2009	30,855	61,718	—	92,573
2010	160,080	41,669	—	201,749
Later Years	302,997	109,022	$100,000	512,019

	$848,569	$697,448	$100,000	$1,646,017

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2005 from its insurance subsidiaries is $336.5 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 2 to the consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2005, the Company had equity securities with a book value of $49.5 million and fair value of $47.1 million. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loans
Book Value	$90,383						$90,383	$90,383
Average Interest Rate	2.18%							100.0%
Debt Securities
Book Value	$83,644	60,569	64,297	83,499	50,230	763,791	$1,106,030	$1,100,728
Average Interest Rate	4.35%	4.58%	4.96%	4.61%	4.65%	4.76%		99.5%
Loans Receivable
Book Value	$7	871	1,267	808	27	91,832	$94,812	$94,799
Average Interest Rate	7.86%	6.83%	7.23%	9.15%	8.75%	6.88%		100.0%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$200,766						$200,766	$200,766
Average Interest Rate	1.30%							100.0%
Variable Rate Demand Deposits
Book Value	$24,840						$24,840	$24,840
Average Interest Rate	3.90%							100.0%
Fixed Rate Demand Deposits
Book Value	$16,567	6,433	2,841	2,088	465		$28,394	$28,298
Average Interest Rate	3.31%	4.13%	3.86%	4.38%	4.50%			99.7%
Notes Payable
Book Value	$135,738	107,504	111,395	30,855	160,080	302,997	$848,569	$862,228
Average Interest Rate	5.84%	5.58%	5.70%	5.81%	6.64%	6.26%		101.6%
Deferrable Interest Subordinates Notes
Book Value						$100,000	$100,000	$120,882
Average Interest Rate						8.50%		120.9%

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The First American Corporation:

We have completed integrated audits of The First American Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

March 16, 2006

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31
	2005	2004
ASSETS
Cash and cash equivalents	$1,561,144	$1,336,643

Accounts and accrued income receivable, less allowances ($67,473 and $62,730)	486,933	438,365

Income taxes receivable	—	34,074

Investments:
Deposits with savings and loan associations and banks	90,383	94,445
Debt securities	1,100,728	705,674
Equity securities	47,101	46,190
Other long-term investments	389,211	305,571

	1,627,423	1,151,880

Loans receivable, net	94,812	101,341

Property and equipment, net	685,522	593,401

Title plants and other indexes	539,083	497,430

Deferred income taxes	—	39,886

Goodwill	2,092,612	1,605,879

Other intangible assets, net	247,117	153,960

Other assets	263,995	255,506

	$7,598,641	$6,208,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$693,175	$399,429

Accounts payable and accrued liabilities:
Accounts payable	122,082	128,214
Salaries and other personnel costs	303,894	228,393
Pension costs and other retirement plans	308,809	237,827
Other	286,769	289,327

	1,021,554	883,761

Deferred revenue	762,157	729,537

Reserve for known and incurred but not reported claims	671,054	526,516

Income taxes payable	17,386	—

Deferred income taxes	18,534	—

Notes and contracts payable	848,569	732,770

Deferrable interest subordinated notes	100,000	100,000

	4,132,429	3,372,013

Minority interests in consolidated subsidiaries	459,665	372,788

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000 shares; Outstanding— 95,860 and 90,058 shares	95,860	90,058
Additional paid-in capital	923,237	757,931
Retained earnings	2,113,266	1,696,636
Accumulated other comprehensive loss	(125,816)	(81,061)

Total stockholders’ equity	3,006,547	2,463,564

	$7,598,641	$6,208,365

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2005	2004	2003
Revenues:
Operating revenues	$7,816,078	$6,570,746	$6,032,643
Investment and other income	210,295	141,796	145,354
Gain on stock issued by subsidiary	25,658	8,472	2,257
Net realized investment gains	9,727	1,312	33,460

	8,061,758	6,722,326	6,213,714

Expenses:
Salaries and other personnel costs	2,426,769	2,111,215	1,799,553
Premiums retained by agents	2,304,047	1,869,536	1,729,104
Other operating expenses	1,695,342	1,488,937	1,319,875
Provision for title losses and other claims	457,030	349,618	324,404
Depreciation and amortization	157,439	128,978	114,424
Premium taxes	64,193	52,935	51,535
Interest	53,310	43,823	36,097

	7,158,130	6,045,042	5,374,992

Income before income taxes and minority interests	903,628	677,284	838,722
Income taxes	324,500	243,200	292,000

Income before minority interests	579,128	434,084	546,722
Minority interests	93,862	84,985	95,700

Net income	485,266	349,099	451,022

Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(9,103)	997	3,831
Minimum pension liability adjustment	(35,652)	(19,202)	(10,228)

	(44,755)	(18,205)	(6,397)

Comprehensive income	$440,511	$330,894	$444,625

Net income per share:
Basic	$5.14	$4.04	$5.89

Diluted	$4.97	$3.83	$5.22

Weighted-average common shares outstanding:
Basic	94,351	86,430	76,632

Diluted	97,795	91,895	87,765

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2002	73,636	$73,636	$359,644	$987,768	$(56,459)	$1,364,589
Net income for 2003				451,022		451,022
Cash dividends on common shares				(38,850)		(38,850)
Shares issued in connection with company acquisitions	1,067	1,067	27,413			28,480
Shares issued in connection with option, benefit and savings plans	4,123	4,123	76,553			80,676
Other comprehensive loss					(6,397)	(6,397)

Balance at December 31, 2003	78,826	78,826	463,610	1,399,940	(62,856)	1,879,520
Net income for 2004				349,099		349,099
Cash dividends on common shares				(52,403)		(52,403)
Purchase of Company shares	(1,465)	(1,465)	(37,499)			(38,964)
Conversion of debt	7,458	7,458	198,270			205,728
Shares issued in connection with company acquisitions	1,648	1,648	45,314			46,962
Shares issued in connection with option, benefit and savings plans	3,591	3,591	88,236			91,827
Other comprehensive loss					(18,205)	(18,205)

Balance at December 31, 2004	90,058	90,058	757,931	1,696,636	(81,061)	2,463,564
Net income for 2005				485,266		485,266
Cash dividends on common shares				(68,636)		(68,636)
Purchase of Company shares	(1,254)	(1,254)	(46,942)			(48,196)
Conversion of debt	16	16	635			651
Shares issued in connection with company acquisitions	2,379	2,379	85,626			88,005
Shares issued in connection with option, benefit and savings plans	4,661	4,661	125,987			130,648
Other comprehensive loss					(44,755)	(44,755)

Balance at December 31, 2005	95,860	$95,860	$923,237	$2,113,266	$(125,816)	$3,006,547

See Notes to Consolidated Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$485,266	$349,099	$451,022
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	457,030	349,618	324,404
Depreciation and amortization	157,439	128,978	114,424
Minority interests in net income	93,862	84,985	95,700
Net realized investment gains	(35,385)	(9,784)	(35,717)
Other, net	(53,227)	(53,455)	(59,789)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(372,969)	(268,025)	(269,468)
Net change in income tax accounts	150,627	81,652	(4,975)
Increase in accounts and accrued income receivable	(7,666)	(62,533)	(17,443)
Increase in accounts payable and accrued liabilities	27,727	20,373	161,140
Increase in deferred revenue	20,501	5,613	129,507
Other, net	(1,719)	52,333	(58,685)

Cash provided by operating activities	921,486	678,854	830,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(378,620)	(329,652)	(499,038)
Net increase in deposits with banks	24,661	(14,668)	(13,768)
Purchases of debt and equity securities	(609,468)	(354,350)	(388,165)
Proceeds from sales of debt and equity securities	55,977	97,414	232,941
Proceeds from maturities of debt securities	176,060	101,425	52,857
Net decrease in other long-term investments	68,932	8,611	42,110
Net decrease in loans receivable	6,529	3,887	2,934
Capital expenditures	(200,856)	(201,803)	(98,963)
Purchases of capitalized data	(21,216)	(19,485)	(19,866)
Proceeds from sale of property and equipment	11,055	7,741	3,373

Cash used for investing activities	(866,946)	(700,880)	(685,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	293,746	75,020	67,658
Proceeds from issuance of notes and capital lease	187,081	325,933	177,117
Repayment of debt	(201,955)	(107,180)	(152,722)
Purchase of Company shares	(48,196)	(38,964)	—
Proceeds from exercise of stock options	45,316	27,509	26,500
Proceeds from issuance of stock to employee benefit plans	8,942	6,993	5,989
Contributions from minority shareholders	10,700	12,100	58,000
Distributions to minority shareholders	(60,773)	(58,138)	(72,882)
Cash dividends	(64,900)	(52,403)	(34,008)

Cash provided by financing activities	169,961	190,870	75,652

Net increase in cash and cash equivalents	224,501	168,844	220,187
Cash and cash equivalents—Beginning of year	1,336,643	1,167,799	947,612

Cash and cash equivalents—End of year	$1,561,144	$1,336,643	$1,167,799

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$51,434	$41,679	$36,276
Premium taxes	$56,570	$59,335	$46,723
Income taxes	$193,174	$170,811	$296,227
Noncash investing and financing activities:
Shares issued for benefits plans	$76,390	$57,325	$48,187
Shares issued in repayment of convertible debt	$651	$205,728	$—
Company acquisitions in exchange for common stock	$88,005	$46,962	$28,480
Liabilities in connection with company acquisitions	$278,793	$202,084	$330,599

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The First American Corporation (the Company), through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, provides escrow services, equity loan services, tax-deferred exchanges, investment advisory, trust and thrift services, and other related products and services. The specialty insurance segment issues property and casualty insurance policies and provides home warranties. The information technology group includes the Company’s mortgage information, property information and risk mitigation and business solutions segments. The mortgage information segment provides tax monitoring, flood zone certification, default management services and other real estate related services. The property information segment provides property database services, appraisal services and data analytics service. The risk mitigation and business solutions segment provides mortgage credit reporting services, specialized credit reporting services, resident screening, employment screening, drug free work place programs and other occupational health programs, consumer direct location services, corporate tax and incentive services, and motor vehicle reporting and other related services.

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of The First American Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control, and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Certain 2003 and 2004 amounts have been reclassified to conform to the 2005 presentation.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting or the cost method of accounting, and notes receivable and other investments, which are carried at the lower of cost or fair value less costs to sell.

The Company classifies its debt and equity securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of a debt or equity security is temporary in nature, it records the decline as an unrealized loss in stockholders’ equity. If the decline is believed to be other than temporary, the debt or equity security is written down to fair value and a realized loss is recorded on the Company’s statement of income. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

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

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $49.0 million and $40.1 million at December 31, 2005 and 2004, respectively.

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

Other Intangible Assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks and licenses. Each of these intangible assets, excluding licenses, are being amortized on a straight-line basis over their useful lives ranging from 2 to 10 years and are subject to impairment tests on a periodic basis. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather tested annually for impairment by comparing the fair value of the license with its carrying value.

The Company has determined that its flood zone certification database, which is included in “Title plants and other indexes,” is an intangible asset with an indefinite life. Accordingly, this asset is not amortized but rather tested annually for impairment by comparing the fair value of the database with its carrying value.

Impairment of long-lived assets and loans receivable

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). This standard requires that the Company test long-lived assets for impairment whenever there are recognized events or changes in circumstances that could affect the carrying value of the long-lived assets. In accordance with SFAS 144, management uses estimated expected future cash flows (undiscounted and excluding interest costs) to measure the recoverability of long-lived assets held and used. As of December 31, 2005 and 2004, no indications of impairment were identified. SFAS 144 also requires that long-lived assets classified as held for sale be carried at the lower of cost or market as of the date the criteria established by SFAS 144 have been met. As of December 31, 2005 and 2004, no long-lived assets were classified as held for sale.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

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

Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	2005	2004	2003
	(in thousands, except per share amounts)
Net income:
As reported	$485,266	$349,099	$451,022
Less: stock based compensation expense, net of tax	(7,439)	(6,779)	(7,317)

Pro forma	$477,827	$342,320	$443,705

Net income per share:
As reported:
Basic	$5.14	$4.04	$5.89
Diluted	$4.97	$3.83	$5.22
Pro forma:
Basic	$5.06	$3.96	$5.79
Diluted	$4.89	$3.75	$5.13

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively; dividend yield of 1.8%, 2.1% and 1.8%; expected volatility of 40.6%, 43.6% and 47.4%; risk-free interest rate of 4.3%, 3.8% and 3.6%; and expected life of six years, six years and seven years.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company will adopt the standard in the first quarter of 2006 and

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use the modified prospective method which will require the Company to use the same valuation method currently used for its pro forma disclosures for all unvested options as of December 31, 2005. The Company will be able to use the same valuation method or select a different method for any options granted after December 31, 2005. In addition to stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, commencing the first quarter of 2006 the Company will recognize an expense in the amount equal to the discount. For the twelve months ended December 31, 2005, the amount of the discount was $1.4 million. Based on options outstanding at December 31, 2005, the Company estimates the impact of SFAS 123R will be to reduce diluted earnings per share by $0.08 to $0.10 per share in 2006 depending on the timing of issuance of stock options and the deductibility of the stock-based compensation expense for financial reporting purposes.

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

Escrow and trust deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $6.2 billion and $5.4 billion at December 31, 2005 and 2004, respectively, of which $639.9 million and $337.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $75.6 million and $43.3 million included in cash and cash equivalents and $564.3 million and $294.1 million included in debt securities at December 31, 2005 and 2004, respectively. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.0 billion and $2.9 billion at December 31, 2005 and 2004, respectively, and were held at the Company’s trust division. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Like-kind exchanges

In addition, the Company facilitates tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaled $2.6 billion and $1.9 billion at December 31, 2005 and 2004, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and a return on the proceeds.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $29.7 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2005.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2006 is $336.5 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $877.9 million and $746.0 million at December 31, 2005 and 2004, respectively. Statutory net income for the years ended December 31, 2005, 2004 and 2003, was $246.5 million, $130.5 million and $229.9 million, respectively.

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2005
U.S. Treasury securities	$167,985	$914	$(1,774)	$167,125
Corporate securities	206,767	3,257	(2,865)	207,159
Obligations of states and political subdivisions	127,267	1,754	(901)	128,120
Mortgage-backed securities	604,012	599	(6,287)	598,324

	$1,106,031	$6,524	$(11,827)	$1,100,728

December 31, 2004
U.S. Treasury securities	$112,197	$1,442	$(243)	$113,396
Corporate securities	160,174	5,593	(302)	165,465
Obligations of states and political subdivisions	93,740	2,797	(99)	96,438
Mortgage-backed securities	330,492	150	(267)	330,375

	$696,603	$9,982	$(911)	$705,674

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$82,647	$82,963
Due after one year through five years	225,671	224,210
Due after five years through ten years	146,647	146,579
Due after ten years	47,054	48,652

	502,019	502,404
Mortgage-backed securities	604,012	598,324

	$1,106,031	$1,100,728

The cost and estimated fair value of investments in equity securities are as follows:

		Gross unrealized		Estimated fair value
	Cost	gains	losses
		(in thousands)
December 31, 2005
Preferred stock:
Other	$1,930	$73	$(79)	$1,924
Common stocks:
Corporate securities	47,098	5,435	(7,975)	44,558
Other	521	128	(30)	619

	$49,549	$5,636	$(8,084)	$47,101

December 31, 2004
Preferred stock:
Other	$2,554	$143	$(217)	$2,480
Common stocks:
Corporate securities	47,263	4,953	(8,649)	43,567
Other	80	68	(5)	143

	$49,897	$5,164	$(8,871)	$46,190

The fair value of debt and equity securities was estimated using quoted market prices. Sales of debt and equity securities resulted in realized gains of $1.7 million, $2.9 million and $7.0 million; and realized losses of $0.9 million, $0.6 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company, at December 31, 2005 had gross unrealized losses of $1.0 million from debt securities that had been in an unrealized loss position for less than 12 months and gross unrealized losses of $10.8 million from debt securities that had been in an unrealized loss position for more than 12 months. The fair value of those debt securities is $79.3 million and $669.3 million, respectively. At December 31, 2005, the Company had gross unrealized losses of $.3 million from equity securities that had been in an unrealized loss position for less than 12 months and gross unrealized losses of $7.8 from equity securities that had been in an unrealized loss position for more than 12 months. The fair value of those equity securities is $5.7 million and $19.3 million, respectively. Management has determined that the unrealized losses from debt and equity securities at December 31, 2005 are

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2005	2004
	(in thousands)
Real estate—mortgage	$97,005	$105,454
Other	13	7

	97,018	105,461
Allowance for loan losses	(1,410)	(1,350)
Participations sold	(615)	(2,516)
Deferred loan fees, net	(181)	(254)

	$94,812	$101,341

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 7.0% for the years ended December 31, 2005 and 2004. Average yields are affected by prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

The fair value of loans receivable was $94.8 million and $101.4 million at December 31, 2005 and 2004, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable are as follows:

Year	(in thousands)
2006	$7
2007	$871
2008	$1,267
2009	$808
2010	$27
2011 and thereafter	$91,832

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31
	2005	2004
	(in thousands)
Land	$44,547	$45,742
Buildings	292,468	241,432
Furniture and equipment	402,372	320,135
Capitalized software	506,772	417,175
Property under capital leases, net of deferred gain	74,190	74,190

	1,320,349	1,098,674
Accumulated depreciation and amortization	(634,827)	(505,273)

	$685,522	$593,401

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. This transaction, which totaled $122.0 million, was accounted for as a capital lease. As of December 31, 2005, equipment and capitalized software with a net book value of $36.9 million and $21.3 million, respectively, including accumulated depreciation of $12.0 million and $4.0 million, respectively, were leased under a capital lease. The assets and related obligation have been included in the accompanying consolidated financial statements.

NOTE 6.    Goodwill:

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, as of December 31, 2005, is as follows:

	Balance as of January 1, 2005	Acquired during the year	Post acquisition Adjustments	Balance as of December 31, 2005
	(in thousands)
Financial Services:
Title Insurance	$376,936	$191,118	$14,488	$582,542
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	583,722	6,779	(6)	590,495
Property Information	247,438	30,921	(665)	277,694
Risk Mitigation and Business Solutions	377,989	240,384	3,714	622,087

	$1,605,879	$469,202	$17,531	$2,092,612

The Company’s reporting units, for purposes of applying the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation services.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company tests goodwill for impairment at the reporting unit level in accordance with the provisions of SFAS 142. The Company’s annual testing resulted in no impairment charges in 2005 and 2004. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests.

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31
	2005	2004
	(in thousands)
Covenants not to compete	$47,696	$20,120
Customer lists	212,375	161,298
Trademarks and licenses	44,213	1,055

	304,284	182,473
Accumulated amortization	(57,167)	(28,513)

	$247,117	$153,960

Amortization expense for other finite-lived intangible assets was $28.7 million, $17.9 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year
(in thousands)
2006	$34,818
2007	$32,673
2008	$29,590
2009	$27,837
2010	$25,946

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Demand Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31
	2005	2004
	(in thousands except percentages)
Escrow accounts:
Interest bearing	$200,766	$159,776
Non-interest bearing	439,175	177,623

	639,941	337,399

Passbook accounts	24,840	18,126

Certificate accounts:
Less than one year	16,567	23,819
One to five years	11,827	20,085

	28,394	43,904

	$693,175	$399,429

Annualized interest rates:
Escrow deposits	1%	1%

Passbook accounts	2%-4%	2%

Certificate accounts	2%-7%	2%-7%

The carrying value of escrow and passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $28.3 million and $44.1 million at December 31, 2005 and 2004, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$526,516	$435,852	$360,305
Provision related to:
Current year	457,061	348,806	324,406
Prior years	(31)	812	(2)

	457,030	349,618	324,404

Payments related to:
Current year	231,632	162,729	151,590
Prior years	132,564	105,559	117,896

	364,196	268,288	269,486

Other	51,704	9,334	20,629

Balance at end of year	$671,054	$526,516	$435,852

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions. Included in “Other” for 2005 were $48.6 million in purchase accounting adjustments related to acquisitions in the title insurance and services segment. Included in “Other” for 2003 was a $16.0 million purchase accounting adjustment related to the acquisition of Transamerica Finance Corporation’s tax monitoring and flood zone certification businesses. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $169.0 million, $143.1 million and $133.3 million in 2005, 2004 and 2003, respectively, that relate to the Company’s non-title insurance operations.

NOTE 10.    Notes and Contracts Payable:

	December 31
	2005	2004
	(in thousands)
5.7% senior debenture, due August 2014	149,640	149,598
7.55% senior debentures, due April 2028	99,590	99,572
Trust deed notes with maturities through 2023, collateralized by land and buildings with a net book value of $74,223, weighted-average interest rate of 5.3%	78,336	64,771
Other notes and contracts payable with maturities through 2016, weighted-average interest rate of 6.1%	421,378	296,829
Capital lease obligation	99,625	122,000

	$848,569	$732,770

In November 2005, the Company amended and restated its $500.0 million credit agreement that was originally entered into in August 2004 and was previously amended twice during 2005. The November 2005 amendment and restatement supercedes the previous credit agreement and its amendments and extends the

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration date to November 2010. Further, the amended and restated credit agreement permits the Company to increase the credit amount to $750.0 million by offering the lenders party thereto the opportunity to increase their commitments or by introducing a new lender to the credit agreement who does not currently participate. The Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit was unused at December 31, 2005. The Company’s publicly-traded subsidiary, First Advantage Corporation has one bank credit agreement. This agreement provides for a $225.0 million uncollateralized revolving line of credit. Under the terms of the credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until September 2010 and had a balance due of $135.5 million at December 31, 2005.

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

The Company has also issued debt that is convertible into shares of its common stock to finance certain acquisitions. This debt, which is included in “Other notes and contracts payable,” is convertible at the option of each note holder at a conversion price of $30 per share. The balance of this convertible debt was $18.5 million and $20.4 million at December 31, 2005 and 2004, respectively.

The aggregate annual maturities for notes and contracts payable and capital leases in each of the five years after December 31, 2005, are as follows:

Year	Notes payable	Capital lease
	(in thousands)
2006	$112,064	$23,674
2007	$82,456	$25,048
2008	$60,492	$50,093
2009	$30,855	$—
2010	$160,080	$—

The fair value of notes and contracts payable was $862.2 million and $742.5 million at December 31, 2005 and 2004, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company’s notes and contracts payable was 6.1% and 5.7% at December 31, 2005 and 2004, respectively.

NOTE 11.    Deferrable Interest Subordinated Notes:

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

The fair value of the Company’s deferrable interest subordinated notes was $120.9 million and $100.0 million at December 31, 2005 and 2004, respectively and was estimated based on the current rates offered to the Company for debt of the same type and remaining maturity.

NOTE 12.    Investment and Other Income:

The components of investment and other income are as follows:

	2005	2004	2003
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$36,149	$12,034	$10,109
Debt securities	37,788	29,006	23,930
Other long-term investments	21,819	9,153	2,877
Loans receivable	6,750	7,531	8,468
Dividends on marketable equity securities	2,361	2,895	1,435
Equity in earnings of unconsolidated affiliates	62,360	53,620	59,789
Trust and banking activities	21,374	21,564	26,496
Other	21,694	5,993	12,250

	$210,295	$141,796	$145,354

NOTE 13.    Income Taxes:

Income taxes are summarized as follows:

	2005	2004	2003
	(in thousands)
Current:
Federal	$203,692	$124,001	$247,779
State	29,164	7,294	43,727
Foreign	16,734	5,120	6,964

	249,590	136,415	298,470

Deferred:
Federal	64,115	87,980	(4,697)
State	10,095	18,805	(1,773)
Foreign	700	—	—

	74,910	106,785	(6,470)

	$324,500	$243,200	$292,000

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2005	2004	2003
	(in thousands)
Taxes calculated at federal rate	$283,389	$207,305	$260,091
Tax effect of minority interests	6,407	3,037	1,249
State taxes, net of federal benefit	29,498	22,370	28,670
Exclusion of certain meals and entertainment expenses	7,554	7,010	5,990
Foreign taxes in excess of federal rate	1,274	—	—
Other items, net	(3,622)	3,478	(4,000)

	$324,500	$243,200	$292,000

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31
	2005	2004
	(in thousands)
Deferred tax assets:
Deferred revenue	$86,628	$68,246
Employee benefits	49,290	45,835
Bad debt reserves	23,722	22,064
Loss reserves	78,960	89,158
Accumulated other comprehensive income	67,246	43,183
Net operating loss carryforward	57,093	57,167
Investment in affiliates	—	5,564
Other	7,375	951

	370,314	332,168

Deferred tax liabilities:
Depreciable and amortizable assets	251,352	161,061
Investment gain	83,264	17,434
Claims and related salvage	24,368	67,518
Other	3,772	3,737

	362,756	249,750

Net deferred tax asset before valuation allowance	7,557	82,418

Valuation allowance	(26,091)	(42,532)

Net deferred tax (liability) asset	$(18,534)	$39,886

For the years 2005, 2004 and 2003, domestic and foreign pretax income from continuing operations was $769.1 million and $40.6 million, $573.9 million and $18.4 million and $727.1 million and $15.9 million, respectively.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $17.1 million, $6.7 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the Company had available net operating-loss carryforwards totaling approximately $210.1 million for income tax purposes, of which $10.9 million has an indefinite expiration. The remaining $199.2 million begins to expire at various times beginning in 2008 and ending in 2025.

The valuation allowance relates to deferred tax assets for federal and state net operating loss carryforwards relating to acquisitions consummated by First Advantage and foreign operations of the Company. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and State jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The change in the valuation allowance results from the Company’s determination that it is more likely than not that it will realize the benefits of certain net operating losses held by First Advantage. The effects of these changes in the valuation allowance have been applied to adjust goodwill arising from the acquisitions.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax return in several locations are being examined by various tax authorities. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

The Company’s effective tax rate considers the impact of undistributed earnings of subsidiary companies outside the United States. Deferred taxes have not been provided for the potential remittance of such undistributed earnings as it is the Company’s policy to permanently reinvest its retained earnings.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    Earnings Per Share:

The Company’s potential dilutive securities are stock options and convertible debt. Stock options are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net income and weighted average shares outstanding is as follows:

	2005	2004	2003
	(in thousands, except per share data)
Numerator:
Net income—numerator for basic net income per share	$485,266	$349,099	$451,022
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	847	2,597	6,823

Numerator for diluted net income per share	$486,113	$351,696	$457,845

Denominator:
Weighted-average shares—denominator for basic net income per share	94,351	86,430	76,632
Effect of dilutive securities:
Employee stock options	2,793	2,586	2,744
Convertible debt	651	2,879	8,389

Denominator for diluted net income per share	97,795	91,895	87,765

Net income per share:
Basic	$5.14	$4.04	$5.89

Diluted	$4.97	$3.83	$5.22

For the three years ended December 31, 2005, 2004 and 2003, 0.05 million, 0.5 million and 0.3 million options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 15.    Employee Benefit Plans:

The Company has benefit plans covering substantially all employees, including a 401(k) savings plan (the Savings Plan), an employee stock purchase plan and a defined benefit pension plan.

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $66.3 million, $58.3 million and $48.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Savings Plan allows the participants to purchase the Company’s stock as one of the investment options. The Savings Plan held 11,611,000 and 10,689,000 shares of the Company’s common stock, representing 12.9% and 11.9% of the total shares outstanding at December 31, 2005 and 2004, respectively.

The employee stock purchase plan allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. There were 240,000, 289,000 and 283,000 shares issued in connection with the plan for the years ending December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were 1,902,000 shares reserved for future issuances.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the defined benefit plan and supplemental benefit plan obligations, fair value of assets, a statement of the funded status and a summary of the amounts recognized in the consolidated financial statements as of December 31, 2005 and 2004:

	December 31
	2005		2004
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$283,521	$117,867	$252,150	$92,218
Service costs	12,116	5,097	12,282	3,870
Interest costs	16,971	8,594	15,684	6,781
Plan amendments	—	—	—	—
Actuarial losses	12,647	54,651	17,778	18,491
Benefits paid	(13,117)	(3,721)	(14,373)	(3,493)

Projected benefit obligation at end of year	312,138	182,488	283,521	117,867

Change in plan assets:
Plan assets at fair value at beginning of year	189,210	—	153,476	—
Actual return on plan assets	6,081	—	6,892	—
Company contributions	22,700	3,721	43,215	3,493
Benefits paid	(13,117)	(3,721)	(14,373)	(3,493)

Plan assets at fair value at end of year	204,874	—	189,210	—

Reconciliation of funded status:
Funded status of the plans	(107,264)	(182,488)	(94,311)	(117,867)
Unrecognized net actuarial loss	136,684	102,480	119,972	52,589
Unrecognized prior service cost	241	4	(3,631)	153
Unrecognized net transition asset	—	—	—	—

Prepaid (accrued) pension cost	29,661	(80,004)	22,030	(65,125)

Amounts recognized in the consolidated financial statements consist of:
Accrued benefit liability	(107,264)	(132,604)	(91,173)	(86,504)
Intangible asset	241	4	—	153
Minimum pension liability adjustment	136,684	52,596	113,203	21,226

	$29,661	$(80,004)	$22,030	$(65,125)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	2005	2004	2003
	(in thousands)
Expense:
Service cost	$17,268	$16,152	$14,937
Interest cost	25,565	22,465	20,324
Actual return on plan assets	(17,680)	(14,488)	(14,046)
Amortization of net transition obligation	—	(6)	(22)
Amortization of prior service cost	(1,773)	(3,851)	(3,802)
Amortization of net loss	12,239	9,766	6,309
Curtailment loss	(1,950)	—	—

	$33,669	$30,038	$23,700

Unrecognized prior service costs are being amortized over the average remaining period of benefit service of participants at the time of the plan change. The benefit obligation and related assets have been measured as of December 31, 2005 for all plans.

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	December 31
	2005	2004
Defined benefit pension plan
Discount rate	6.00%	6.25%
Rate of return on plan assets	9.00%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.00%	6.25%

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31
	2005	2004
Defined benefit pension plan
Discount rate	5.88%	6.00%
Rate of return on plan assets	8.50%	9.00%
Unfunded supplemental benefit plans
Discount rate	5.88%	6.00%
Salary increase rate	4.50%	4.50%

Negative financial market returns during 2000 through 2002 resulted in a decline in the fair-market value of plan assets. This, when combined with the declining discount rate assumptions in the last several years, has resulted in a decline in the plans’ funded status. The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments. Consequently, the Company’s accumulated benefit obligation exceeded the fair-market value of the plan assets for the Company’s funded, defined benefit plans.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligations for the plans were as follows:

	December 31
	2005		2004
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Accumulated benefit obligation	$312,138	$132,604	$283,521	$86,504

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plan assets are managed by investment managers that invest plan assets in equity and fixed income debt securities and cash. A summary of the asset allocation as of December 31, 2005 and 2004 and the target mix are as follows:

	Target allocation	Percentage of plan assets at December 31
	2006	2005	2004
Asset category
Domestic and international equities	50%	50%	52%
Fixed income	48%	48%	43%
Cash	2%	2%	5%

The Company expects to make cash contributions to its pension plans of approximately $43.5 million during 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2006	$17,151
2007	$17,707
2008	$18,198
2009	$18,710
2010	$19,150
2011-2015	$103,781

NOTE 16.    Stock Option Plans:

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions involving stock options are summarized as follows:

	Number outstanding	Weighted-average exercise price
	(in thousands, except weighted-average exercise price)
Balance at December 31, 2002	8,946	$16.66
Granted during 2003	1,652	$23.45
Exercised during 2003	(2,011)	$13.30
Forfeited during 2003	(241)	$18.66

Balance at December 31, 2003	8,346	$18.75
Granted during 2004	967	$29.00
Exercised during 2004	(1,622)	$17.03
Forfeited during 2004	(302)	$18.23

Balance at December 31, 2004	7,389	$20.51
Granted during 2005	1,141	$41.35
Exercised during 2005	(2,537)	$18.35
Forfeited during 2005	(52)	$23.63

Balance at December 31, 2005	5,941	$25.40

Stock options outstanding and exercisable at December 31, 2005, are summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Average remaining life in years	Average exercise price	Options	Average exercise price
	(options in thousands)
$ 3.95—$13.00	780	4.0	$10.53	780	$10.53
$13.01—$23.57	1,583	6.1	$19.88	769	$18.72
$23.58—$24.00	856	2.3	$23.58	851	$23.58
$24.01—$47.49	2,722	7.9	$33.45	459	$27.68

$ 3.95—$47.49	5,941	6.1	$25.40	2,859	$19.37

NOTE 17.    Commitments and Contingencies:

Lease Commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. In December 2005, the Company’s subsidiary, First American Real Estate Information Services, Inc. purchased, for $12.8 million, certain furniture and equipment that had been a part of a sale-leaseback transaction entered into in December 2000. In December 2004, the Company purchased, for $35.5 million, certain furniture and equipment that had been part of a sales-leaseback transaction entered into by the Company in December 1999. This equipment, along with additional equipment and software, was subsequently resold and leased back in a transaction that resulted in the Company recording a capitalized lease.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005 are as follows:

	Operating	Capital
Year	(in thousands)
2006	$212,873	$28,838
2007	164,132	28,838
2008	108,034	53,238
2009	61,718
2010	41,669
Later years	109,022

	$697,448	110,914

Less: Amounts related to interest		(11,289)

		$99,625

Total rental expense for all operating leases and month-to-month rentals was $280.4 million; $259.0 million and $205.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Other commitments and guarantees

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company’s financial condition, results of operations or cash flows.

The Company and Experian Information Solutions, Inc. (Experian) are parties to a joint venture that resulted in the creation of the Company’s First American Real Estate Solutions LLC (FARES) subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is less than $160.0 million. As of December 31, 2005, the purchase price exceeded $160.0 million and, therefore, Experian’s right was not exercisable as of such date. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the minority shares of certain less-than-100.0% owned subsidiaries if certain conditions are met. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2005 was not material.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2005.

NOTE 18.    Stockholders’ Equity:

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

NOTE 19.    Other Comprehensive Income:

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income are as follows:

	Unrealized gains on securities	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2002	$1,490	$(57,949)	$(56,459)
Pretax change	4,709	(15,810)	(11,101)
Tax effect	(878)	5,582	4,704

Balance at December 31, 2003	5,321	(68,177)	(62,856)
Pretax change	1,534	(29,329)	(27,795)
Tax effect	(537)	10,127	9,590

Balance at December 31, 2004	6,318	(87,379)	(81,061)
Pretax change	(14,754)	(54,849)	(69,603)
Tax effect	5,651	19,197	24,848

Balance at December 31, 2005	$(2,785)	$(123,031)	$(125,816)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $0.8 million, $2.3 million and $3.9 million of net realized gains (losses) for the years ended December 31, 2005, 2004 and 2003, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    Litigation and Regulatory Contingencies:

The Company and its subsidiaries have been named in various class action lawsuits related to its title operations, including suits alleging that premiums charged to builders for title insurance policies violated the Real Estate Settlement Procedures Act and that one of our subsidiaries violated the law by failing to disclose the cost of certain services obtained from third party vendors and any related mark-up of such services. The Company has assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where the Company has determined that a loss is probable, the Company has recorded a reserve in the amount of the estimated loss; however, actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

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

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. While the ultimate disposition of each audit or investigation is not determinable, the Company does not believe that any such investigations or audits will have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 21.    Business Combinations:

During the year ended December 31, 2005, the Company completed 50 acquisitions. Individually, these acquisitions were not material. Of these acquisitions, 31 have been in the Company’s title insurance segment, 1 in the Company’s mortgage information segment, 3 in the Company’s property information segment and 15 in the Company’s risk mitigation and business solutions segment. The aggregate purchase price of the 35 acquisitions included in the Company’s title insurance, mortgage information and property information segments was $225.2 million in cash, $44.7 million in notes payable and 2.0 million shares of the Company’s common stock valued at $73.3 million. The operating results of these acquired companies were included in the Company’s consolidated financial statements from their respective acquisition dates. The 15 acquisitions included in the Company’s risk mitigation and business solutions segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price of these acquisitions was $108.6 million in cash, $54.9 million in notes payable and 2.0 million shares, valued at $51.0 million, of First Advantage’s Class A common stock. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 50

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions, the Company recorded approximately $443.8 million of goodwill and $100.1 million of intangible assets with definite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for certain of these acquisitions and the final purchase price allocations could change the recorded intangible asset and goodwill amounts. In accounting for the First Advantage shares issued in these acquisitions, the Company, whose ownership interest is approximately 80 percent, recorded a pretax gain of $25.7 million.

In addition to the acquisitions discussed above, the Company also purchased the remaining minority interests in 6 companies already included in the Company’s consolidated financial statements and an equity interest in 15 companies. The total purchase price of these transactions was $34.4 million in cash, $16.3 million in notes payable and ..4 million in shares of the Company’s common stock valued at $12.4 million. As a result of these transactions, the Company recorded $25.4 million in goodwill.

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

NOTE 22.    Segment Financial Information:

During 2005, the Company combined its credit information and screening information business segments into risk mitigation and business solutions to reflect the Company’s current operating structure. This presentation is consistent with the way these businesses are evaluated by the Company’s management. All previously reported segment information has been restated to reflect the combination of these businesses. After the change, the Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow, equity loan, investment advisory, trust, thrift and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and risk mitigation and business solutions segments comprise its information technology group. The mortgage information segment offers tax monitoring, flood zone certification, default management services, document preparation and other real estate related services. The property information segment sells and analyzes data relating to real property, and provides database management and appraisal services. The risk mitigation and business solutions segment was created as a result of the September 2005 contribution of the Company’s credit information segment to First Advantage Corporation, a publicly traded subsidiary which made up at the time the Company’s screening information segment. This segment provides specialty credit reports to the mortgage lending and automotive lending industries, maintains a credit reporting agency which offers credit reports on sub-prime borrowers, and provides employment background screening, drug-free workplace programs and other occupational health services, employee assistance programs, corporate tax and incentive services, resident screening, motor vehicle records, transportation business credit services, automotive lead generation services, investigative services, computer forensics and electronic discovery services, supply chain security and consumer location services.

The Company provides its title services through both direct operations and agents throughout the United States. It also offers title services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Hong Kong, Ireland, Mexico, New Zealand, South Korea, the United

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The international operations account for less than 1% of the Company’s income before income taxes and minority interests. Home warranty services are provided in 46 states throughout the United States. Property and casualty insurance is offered nationwide. The products offered by the three segments included in the Information Technology group are provided nationwide.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives, unallocated interest expense. Eliminations consist of inter-segment revenues included in the results of the operating.

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Income (loss) before income taxes and minority interests	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2005
Title Insurance and Services	$5,980,221	$61,306	$596,865	$4,256,874	$155,772	$102,482
Specialty insurance	290,511	2,243	50,544	461,738	—	3,200
Mortgage Information	593,049	24,222	141,620	867,673	2,901	15,206
Property Information	544,013	28,903	151,761	833,533	51,874	36,607
Risk Mitigation and Business Solutions	654,753	27,519	104,057	994,248	36,281	15,737
Corporate	23,885	13,246	(141,219)	184,575	63,611	27,741
Eliminations	(24,674)	—	—	—	—	—

	$8,061,758	$157,439	$903,628	$7,598,641	$310,439	$200,973

2004
Title Insurance and Services	$4,875,524	$43,821	$398,777	$3,360,417	$130,192	$121,863
Specialty insurance	234,708	2,153	41,419	393,130	—	1,857
Mortgage Information	660,780	26,613	174,868	1,024,896	1,989	22,223
Property Information	443,276	24,987	126,460	741,190	39,154	20,541
Risk Mitigation and Business Solutions	518,774	22,331	73,206	616,574	63,336	8,769
Corporate	5,306	9,073	(137,446)	72,158	—	26,550
Eliminations	(16,042)	—	—	—	—	—

	$6,722,326	$128,978	$677,284	$6,208,365	$234,671	$201,803

2003
Title Insurance and Services	$4,494,883	$39,987	$504,629	$2,527,356	$112,604	$39,184
Specialty insurance	219,837	1,929	30,125	380,663	—	1,305
Mortgage Information	668,765	19,296	238,508	1,117,825	2,313	15,941
Property Information	407,126	22,847	105,339	539,882	9,337	19,798
Risk Mitigation and Business Solutions	433,610	22,004	68,796	473,396	54,528	9,689
Corporate	6,468	8,361	(108,675)	100,780	—	13,046
Eliminations	(16,975)	—	—	—	—	—

	$6,213,714	$114,424	$838,722	$5,139,902	$178,782	$98,963

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2005
Revenues	$1,704,484	$1,983,975	$2,168,182	$2,205,117
Income before income taxes and minority interests	$153,702	$265,560	$275,361	$209,005
Net income	$79,162	$139,493	$149,122	$117,489
Net income per share:
Basic	$0.86	$1.47	$1.56	$1.23
Diluted	$0.83	$1.43	$1.51	$1.19

Year Ended December 31, 2004
Revenues	$1,473,771	$1,724,053	$1,721,485	$1,803,017
Income before income taxes and minority interests	$111,130	$219,191	$202,005	$144,958
Net income	$54,956	$116,526	$107,215	$70,402
Net income per share:
Basic	$0.69	$1.32	$1.21	$0.78
Diluted	$0.62	$1.27	$1.17	$0.76

Year Ended December 31, 2003
Revenues	$1,341,975	$1,542,931	$1,716,742	$1,612,066
Income before income taxes and minority interests	$163,493	$239,753	$260,759	$174,717
Net income	$87,580	$127,476	$141,847	$94,119
Net income per share:
Basic	$1.18	$1.67	$1.83	$1.20
Diluted	$1.05	$1.47	$1.62	$1.07

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2005

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$90,383	$90,383	$90,383

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$167,985	$167,125	$167,125

Corporate securities
Registrant—None
Consolidated	$206,767	$207,159	$207,159

Obligations of states and political subdivisions
Registrant—None
Consolidated	$127,267	$128,120	$128,120

Mortgage-backed securities
Registrant—None
Consolidated	$604,012	$598,324	$598,324

Total debt securities:
Registrant—None
Consolidated	$1,106,031	$1,100,728	$1,100,728

Equity securities:
Registrant—None
Consolidated	$49,548	$47,101	$47,101

Other long-term investments:
Registrant	$10,094	$10,094	$10,094

Consolidated	$389,211	$389,211	$389,211

Total investments:
Registrant	$10,094	$10,094	$10,094

Consolidated	$1,635,173	$1,627,423	$1,627,423

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2005
Title Insurance and Services	—	$595,533	$2,074
Specialty Insurance	$26,674	42,617	152,247
Mortgage Information	—	27,818	566,940
Property Information	—	5,086	30,136
Risk Mitigation and Business Solutions	—	—	10,760
Corporate	—	—	—

Total	$26,674	$671,054	$762,157

2004
Title Insurance and Services	—	$450,309	$1,896
Specialty Insurance	$21,259	40,524	139,680
Mortgage Information	—	30,620	568,517
Property Information	—	5,063	13,638
Risk Mitigation and Business Solutions	—	—	5,806
Corporate	—	—	—

Total	$21,259	$526,516	$729,537

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2005
Title Insurance and Services	$5,831,938	$148,283	$288,729		$937,156
Specialty Insurance	275,207	15,304	142,617	$(1,195)	34,327	$117,581
Mortgage Information	584,344	8,705	24,759		172,881
Property Information	511,852	32,161	929		172,383
Risk Mitigation and Business Solutions	637,411	17,342	(4)		336,718
Corporate	—	23,885	—		53,754
Eliminations	(24,674)	—	—		(10,682)

Total	$7,816,078	$245,680	$457,030	$(1,195)	$1,696,537	$117,581

2004
Title Insurance and Services	$4,786,036	$89,491	$198,295		$840,790
Specialty Insurance	220,340	14,368	122,649	$1,371	15,275	$127,513
Mortgage Information	653,562	7,218	27,314		184,603
Property Information	417,758	25,517	1,435		132,769
Risk Mitigation and Business Solutions	509,092	9,680	(75)		278,266
Corporate	—	5,306	—		41,275
Eliminations	(16,042)	—	—		(5,412)

Total	$6,570,746	$151,580	$349,618	$1,371	$1,487,566	$127,513

2003
Title Insurance and Services	$4,402,984	$91,899	$179,843		$728,944
Specialty Insurance	207,287	12,550	119,546	$2,885	20,431	$139,012
Mortgage Information	642,684	26,081	24,229		177,234
Property Information	383,246	23,880	786		141,100
Risk Mitigation and Business Solutions	413,417	20,193	—		226,401
Corporate	—	6,468	—		32,084
Eliminations	(16,975)	—	—		(9,204)

Total	$6,032,643	$181,071	$324,404	$2,885	$1,316,990	$139,012

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2005	5,832,570	9,474	8,842	5,831,938	0.2%

2004	4,795,776	18,033	8,293	4,786,036	0.2%

2003	4,406,746	9,223	5,461	4,402,984	0.1%

Specialty Insurance
2005	122,340	21,418	—	100,922	0.0%

2004	135,238	59,143	—	76,095	0.0%

2003	141,456	50,572	—	90,884	0.0%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2005

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,730	$23,089			$18,346	(A)	$67,473

Reserve for title losses and other claims:
Registrant—None
Consolidated	$526,516	$457,030	$51,704	(B)	$364,196	(C)	$671,054

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,350	$60					$1,410

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,253	$142			$331	(D)	$1,064

Reserve deducted from other assets:
Registrant—None
Consolidated	$3,468	$0			$411	(E)	$3,057

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$42,532				$16,602	(F)	$26,091

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $51,704 in purchase accounting adjustments.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein on page 34 in Item 8, above.

Item 9B.    Other Information

None

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Stock Option Grants and Exercises,” “Pension Plan,” “Supplemental Benefit Plan,” “Deferred Compensation Plan,” “Change of Control Arrangements,” “Directors’ Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Comparative Cumulative Total Return to Shareholders,” “Report of the Audit Committee,” “Who are the largest principal shareholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” and “Transactions with Management and Others” in the Company’s definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 33 in Item 8 of Part II of this report.

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

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ PARKER S. KENNEDY

Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2006

By	/s/ MAX O. VALDES

Max O. Valdes Vice President, Chief Accounting Officer (Principal Financial Officer)

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	March 16, 2006

/s/ MAX O. VALDES Max O. Valdes	Vice President, Chief Accounting Officer (Principal Financial Officer) (Principal Accounting Officer)	March 16, 2006

/s/ GEORGE L. ARGYROS George L. Argyros	Director	March 16, 2006

/s/ GARY J. BEBAN Gary J. Beban	Director	March 16, 2006

/s/ J. DAVID CHATHAM J. David Chatham	Director	March 16, 2006

/s/ WILLIAM G. DAVIS William G. Davis	Director	March 16, 2006

/s/ JAMES L. DOTI James L. Doti	Director	March 16, 2006

Signature	Title	Date

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	March 16, 2006

/s/ PAUL B. FAY, JR. Paul B. Fay, Jr.	Director	March 16, 2006

/s/ D. P. KENNEDY D. P. Kennedy	Director	March 16, 2006

/s/ FRANK O’BRYAN Frank O’Bryan	Director	March 16, 2006

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	March 16, 2006

/s/ D. VAN SKILLING D. Van Skilling	Director	March 16, 2006

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	March 16, 2006

/s/ VIRGINIA UEBERROTH Virginia Ueberroth	Director	March 16, 2006

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Report on Form 8-K dated June 12, 2000.

(3)(d)	Bylaws of The First American Corporation, as amended, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(4)(a)	Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

(4)(b)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(c)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(d)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(e)	Amended and Restated Declaration of Trust of First American Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(f)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(g)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(h)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(i)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3 dated July 19, 2004.

(4)(j)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(4)(k)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit (10)(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*(10)(b)	Executive Supplemental Benefit Plan dated April 10, 1986, and Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit (10)(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

Exhibit No.	Description

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Amendment No. 6, dated September 1, 2005, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(h)	Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

*(10)(i)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(j)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(k)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(l)	Amendment No. 4, dated September 1, 2005, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(m)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(n)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(o)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(p)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(q)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(s)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

Exhibit No.	Description

*(10)(u)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(v)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(w)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(x)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(y)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(z)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(aa)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(bb)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(cc)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(dd)	The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(ee)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(ff)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*(10)(gg)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(hh)	Employment offer letter dated February 21, 2006 from The First American Corporation to Frank V. McMahon, incorporated by reference herein from Exhibit 99.2 of Report on Form 8-K dated February 21, 2006.

*(10)(ii)	Letter dated July 16, 2003 regarding the retirement of D.P. Kennedy.

(10)(jj)	Contribution and Joint Venture Agreement By and Among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(kk)	Agreement of Amendment, dated June 30, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit No.	Description

(10)(ll)	Second Agreement of Amendment, dated September 23, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(mm)	Omnibus Agreement, dated as of March 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10)(nn)	Amended and Restated Omnibus Agreement, dated as of June 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10)(oo)	Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(pp)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(qq)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(rr)	Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ss)	Trademark License Agreement between Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(tt)	Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(10)(uu)	Amendment No. 2, dated as of July 18, 2005 to the Credit Agreement dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(10)(vv)	Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto.

(10)(ww)	Master Lease Financing Agreement, dated as of December 29, 2004, between General Electric Capital Corporation, for Itself and as Agent for Certain Participants, and First American Title Insurance Company, together with Equipment Schedule No. 1 and Equipment Schedule No. 2, incorporated by reference from Exhibit (10)(ss) of Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

Exhibit No.	Description

(31)(b)	Certification by Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.