Form 10-Q
period 2006-03-31
FIRST AMERICAN CORP
filed 2006-05-10
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated Filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

On May 1, 2006, there were 96,645,344 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3–5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO PENSION PLAN CONTRIBUTIONS; THE EFFECT OF CLASS ACTIONS, OTHER LITIGATION AND REGULATORY MATTERS; AND CASH REQUIREMENTS ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AND IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006, IN BOTH CASES AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$1,398,662	$1,561,144

Accounts and accrued income receivable, net	500,777	486,933

Investments:
Deposits with savings and loan associations and banks	117,222	90,383
Debt securities	1,028,931	1,100,728
Equity securities	48,743	47,101
Other long-term investments	404,871	389,211

	1,599,767	1,627,423

Loans receivable, net	99,101	94,812

Property and equipment, net	684,522	685,522

Title plants and other indexes	547,280	539,083

Goodwill	2,113,569	2,092,612

Other intangible assets, net	243,212	247,117

Other assets	279,336	263,995

	$7,466,226	$7,598,641

Liabilities and Stockholders’ Equity
Demand deposits	$672,086	$693,175
Accounts payable and accrued liabilities	833,674	1,021,554
Deferred revenue	752,020	762,157
Reserve for known and incurred but not reported claims	700,367	671,054
Income taxes payable	37,545	17,386
Deferred income taxes	30,085	18,534
Notes and contracts payable	823,677	848,569
Deferrable interest subordinated notes	100,000	100,000

	3,949,454	4,132,429

Minority interests in consolidated subsidiaries	466,297	459,665

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500 shares; outstanding - none
Common stock, $1 par value:
Authorized - 180,000 shares
Outstanding - 95,798 and 95,860 shares	95,798	95,860
Additional paid-in capital	917,397	923,237
Retained earnings	2,165,718	2,113,266
Accumulated other comprehensive loss	(128,438)	(125,816)

	3,050,475	3,006,547

	$7,466,226	$7,598,641

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenues
Operating revenues	$1,951,973	$1,663,558
Investment and other income	50,087	39,304
Gain on stock issued by a subsidiary	1,160	347
Net realized investment (losses) gains	(36)	1,275

	2,003,184	1,704,484

Expenses
Salaries and other personnel costs	639,495	548,485
Premiums retained by agents	598,298	485,959
Other operating expenses	430,387	363,573
Provision for policy losses and other claims	115,744	90,777
Depreciation and amortization	48,133	35,747
Premium taxes	17,459	13,530
Interest	15,943	12,711

	1,865,459	1,550,782

Income before income taxes and minority interests	137,725	153,702
Income taxes	49,400	53,800

Income before minority interests	88,325	99,902
Minority interests	18,630	20,740

Net income	69,695	79,162

Other comprehensive income, net of tax
Unrealized loss on securities	(2,622)	(6,159)
Minimum pension liability adjustment	—	(661)

	(2,622)	(6,820)

Comprehensive income	$67,073	$72,342

Net income per share:
Basic	$0.73	$0.86

Diluted	$0.71	$0.83

Cash dividends per share	$0.18	$0.18

Weighted average number of shares:
Basic	95,860	91,574

Diluted	98,786	95,131

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$69,695	$79,162
Adjustments to reconcile net income to cash (used for) provided by operating activities-
Provision for policy losses and other claims	115,744	90,777
Depreciation and amortization	48,133	35,747
Stock-based compensation	6,909	—
Minority interests in net income	18,630	20,740
Net realized investment gains	(1,124)	(1,622)
Other, net	(6,966)	(10,731)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(87,799)	(84,574)
Net change in income tax accounts	31,122	44,697
Increase in accounts and accrued income receivable	(11,277)	(25,170)
Decrease in accounts payable and accrued liabilities	(202,721)	(92,942)
Decrease in deferred revenue	(10,576)	(5,536)
Other, net	(24,965)	5,918

Cash (used for) provided by operating activities	(55,195)	56,466

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(36,534)	(59,937)
Net (increase) decrease in deposits with banks	(26,839)	4,105
Net (increase) decrease in loans receivable	(4,289)	4,459
Purchases of debt and equity securities	(36,801)	(105,022)
Proceeds from sales of debt and equity securities	59,269	6,699
Proceeds from maturities of debt securities	48,289	23,337
Net decrease in other investments	15,292	19,688
Capital expenditures	(38,991)	(46,355)
Purchases of capitalized data	(5,282)	(4,925)
Proceeds from sale of property and equipment	582	3,437

Cash used for investing activities	(25,304)	(154,514)

Cash flows from financing activities:
Net change in demand deposits	(21,089)	214,865
Proceeds from issuance of debt	7,570	15,692
Repayment of debt	(37,503)	(25,053)
Purchase of Company shares	(11,843)	(4,873)
Proceeds from exercise of stock options	2,544	17,104
Proceeds from the issuance of stock to employee benefit plans	3,397	2,589
Distributions to minority shareholders	(7,811)	(10,376)
Cash dividends	(17,248)	(17,058)

Cash (used for) provided by financing activities	(81,983)	192,890

Net (decrease) increase in cash and cash equivalents	(162,482)	94,842
Cash and cash equivalents - Beginning of period	1,561,144	1,336,643

- End of period	$1,398,662	$1,431,485

Supplemental information:
Cash paid during the quarter for:
Interest	$16,196	$4,318
Premium taxes	$14,980	$14,239
Income taxes	$15,906	$8,759
Noncash investing and financing activities:
Shares issued for employee benefit plans	$—	$61,698
Liabilities incurred in connection with company acquisitions	$17,754	$61,923
Company acquisitions in exchange for common stock	$—	$77,372

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2005	95,860	$95,860	$923,237	$2,113,266	$(125,816)	$3,006,547
Net income for three months ended March 31, 2006				69,695		69,695
Dividends on common shares				(17,243)		(17,243)
Purchase of Company shares	(285)	(285)	(11,558)			(11,843)
Shares issued in connection with option, benefit and savings plans	223	223	5,718			5,941
Other comprehensive loss					(2,622)	(2,622)

Balance at March 31, 2006	95,798	$95,798	$917,397	$2,165,718	$(128,438)	$3,050,475

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2 – Escrow and Trust Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $6.5 billion and $6.2 billion at March 31, 2006 and December 31, 2005, respectively, of which $616.0 million and $639.9 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $123.3 million and $75.6 million included in cash and cash equivalents and $492.7 million and $564.3 million included in debt securities at March 31, 2006 and December 31, 2005, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.1 billion and $3.0 billion at March 31, 2006 and December 31, 2005, respectively. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 3 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2006, is as follows:

(in thousands)	Balance as of December 31, 2005	Acquired During the Period	Post Acquisition Adjustments	Balance as of March 31, 2006
Financial Services:
Title Insurance	$582,542	$6,047	$3,072	$591,661
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	590,495	5,830	—	596,325
Property Information	277,694	—	(42)	277,652
Risk Mitigation and Business Solutions	622,087	6,548	(498)	628,137

	$2,092,612	$18,425	$2,532	$2,113,569

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

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. There have been no impairments of goodwill during the three months ending March 31, 2006. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests.

Note 4 – Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Covenants not to compete	$48,643	$47,696
Customer lists	215,612	212,375
Trademarks and licenses	45,128	44,213

	309,383	304,284
Accumulated amortization	(66,171)	(57,167)

	$243,212	$247,117

Amortization expense for other finite-lived intangible assets, with definite lives ranging from three to ten years, was $8.9 million, and $6.1 million for the three months ended March 31, 2006 and 2005, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year
(in thousands)
2006	$27,757
2007	$33,653
2008	$29,715
2009	$28,667
2010	$26,697

Note 5 – Earnings Per Share

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2006	2005
Numerator:
Net Income-numerator for basic net income per share	$69,695	$79,162
Effect of dilutive securities
Convertible debt - interest expense (net of tax)	199	219

Net Income - numerator for dilutive net income per share	$69,894	$79,381

Denominator:
Weighted average shares-denominator for basic net income per share	95,860	91,574
Effect of dilutive securities:
Employee stock options and restricted common shares	2,316	2,882
Convertible debt	610	675

Denominator for diluted net income per share	98,786	95,131

Basic net income per share	$0.73	$0.86

Diluted net income per share	$0.71	$0.83

For the three months ended March 31, 2006 and 2005, respectively, 0.8 million and 0.2 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 6 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2006	2005
Expense:
Service Cost	$2,788	$5,143
Interest Cost	7,278	6,245
Expected return on plan assets	(4,571)	(4,192)
Amortization of prior service cost (benefit)	6	(955)
Amortization of net loss	5,460	2,857

	$10,961	$9,098

The Company has contributed $7.7 million to its pension plans for the three months ended March 31, 2006 and expects to contribute an additional $35.9 million during the remainder of 2006. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 7 – Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which establishes standards for share-based awards for employee services and requires companies to expense the grant-date fair value of these awards (with limited exceptions) over the requisite employee service period. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. Compensation expense recognized during the quarter ended March 31, 2006 was $6.3 million before income taxes and minority interest expense or $0.04 per diluted share. This amount includes expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 as well as share-based awards granted during the three months ended March 31, 2006.

Pro forma net income and earnings per share for the three months ended March 31, 2005, had the Company determined compensation expense based on the fair value of the stock options at grant date, are as follows:

(in thousands, except per share amounts)	For the Three Months Ended March 31, 2005
Net income:
Net income, as reported	$79,162
Less: stock based compensation expense, net of tax	(2,758)

Pro forma net income	$76,404

Earnings per share:
As reported
Basic	$0.86
Diluted	$0.83
Pro forma
Basic	$0.83
Diluted	$0.81

Commencing with the effective date, the Company transitioned from the Black-Scholes option model to a binomial lattice model to estimate the fair value of new employee stock options on the date of the grant. The Company believes that the lattice option pricing model provides a more refined estimate of the fair value of the stock options. Options granted prior to January 1, 2006 were valued using the Black Scholes option-pricing model. The following assumptions were used in valuing the options granted during the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
Risk free average interest rate	4.27-4.81%	4.29%
Dividend yield	1.55-1.84%	1.97%
Volatility	25%	41%
Expected life (years)	4.45	5.89
Weighted average grant-date fair value for options granted	$8.96	$13.86
Weighted average grant-date fair value for options vested	$9.27	$8.31

These assumptions are based on multiple factors, including historical patterns, post-vesting termination rates, expected future exercise patterns and the expected volatility of the Company’s stock price. Expected volatility is based on historical and implied volatilities over the expected term of the option. The risk-free interest rate is the imputed forward rate based on the US Treasury yield at the date of grant. The expected term of options granted is derived from the output of the lattice model and represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123R, The Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material.

As of March 31, 2006, there was $23.3 million of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.73 years. In addition, the Company’s publicly-traded subsidiary, First Advantage Corporation, has $17.4 million of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.5 years. Cash received from the exercise of stock options for the three months ended March 31, 2006 and March 31, 2005 totaled $2.5 million and $17.1 million, respectively.

The following table summarizes stock option activity related to the Company’s plans for the three months ended March 31, 2006:

	Number outstanding	Weighted-average exercise price	Average remaining life in years	Aggregate intrinsic value
	(in thousands, except weighted-average exercise price)
Balance at December 31, 2005	5,941	$25.40
Granted during 2006	695	$43.32
Exercised during 2006	(145)	$19.02
Forfeited during 2006	(4)	$18.76

Balance at March 31, 2006	6,487	$27.47	6.3	$82,882

Exercisable at March 31, 2006	3,298	$21.38	4.2	$59,150

Total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was $3.5 million and $14.7 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Nonvested stock option activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted-average exercise price
	(in thousands, except weighted-average exercise price)
Nonvested options outstanding at December 31, 2005	3,081	$31.00
Granted during 2006	695	$43.32
Vested during 2006	(585)	$30.58
Forfeited during 2006	(3)	$23.56

Nonvested options outstanding at March 31, 2006	3,188	$33.77

In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, SFAS 123R modified the presentation of tax benefits received in excess of amounts determined based on the compensation expense recognized. For periods after adopting SFAS 123R under the modified prospective method, such benefits are presented in the statement of cash flows as a financing activity rather than an operating activity.

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognized an expense of $0.6 million for the three months ended March 31, 2006.

The impact of the adoption of SFAS 123R of the Company’s publicly-traded subsidiary, First Advantage Corporation (“First Advantage”) have been included in the Company’s consolidated financial statements. Disclosures related to the assumptions used by First Advantage to value their own stock options have not been included.

Note 8 – Business Combinations

During the three months ended March 31, 2006, the Company completed eight acquisitions. These acquisitions were not material, individually or in the aggregate. Of these acquisitions, four have been included in the Company’s title insurance segment, one in the Company’s mortgage information segment and three in the Company’s risk mitigation and business solutions segment. The aggregate purchase price for the five acquisitions included in the Company’s title insurance and mortgage information segments was $13.2 million in cash and $3.6 million in notes payable. The three acquisitions included in the Company’s risk mitigation and business solutions segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $7.9 million in cash and $1.0 million in notes payable. In accounting for the First Advantage shares issued in these acquisitions, the Company recorded a pretax gain of $1.2 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the eight acquisitions, the Company recorded approximately $18.4 million of goodwill and $4.0 million of intangible assets with finite lives.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded assets and liabilities.

In addition to the acquisitions discussed above, the Company also purchased the remaining minority interests in 1 company already included in the Company’s consolidated financial statements and an equity interest in 4 companies. The total purchase price of these transactions was $17.2 million in cash.

In April 2006, the Company acquired TransContinental Title Company. The acquired entity is a comprehensive, nationwide outsourced provider of title and loan closing services to national and regional lending institutions and is a licensed insurance agent in 38 states. TransContinental Title Company, which will continue to operate under its current name, will be included in the Company’s title insurance segment.

Note 9 – Segment Information

The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The information technology group includes the mortgage information, property information and risk mitigation and business solutions segments. Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,464,149	$93,349	$17,260	$15,695
Specialty Insurance	78,648	12,858	518	1,656

	1,542,797	106,207	17,778	17,351

Information Technology:
Mortgage Information	136,139	30,200	6,257	2,271
Property Information	139,459	30,995	8,681	9,532
Risk Mitigation and Business Solutions	194,589	24,192	9,167	5,086

	470,187	85,387	24,105	16,889

	2,012,984	191,594	41,883	34,240
Corporate	1,549	(53,869)	6,250	4,751
Eliminations	(11,349)	—	—	—

	$2,003,184	$137,725	$48,133	$38,991

For the three months ended March 31, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,237,921	$91,256	$13,858	$26,694
Specialty Insurance	64,044	9,805	543	336

	1,301,965	101,061	14,401	27,030

Information Technology:
Mortgage Information	144,104	30,619	6,253	3,789
Property Information	121,944	35,752	6,555	5,484
Risk Mitigation and Business Solutions	140,801	24,417	5,527	2,675

	406,849	90,788	18,335	11,948

	1,708,814	191,849	32,736	38,978
Corporate	(439)	(38,147)	3,011	7,377
Eliminations	(3,891)	—	—	—

	$1,704,484	$153,702	$35,747	$46,355

Note 10 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various class action lawsuits related to its title operations, including suits alleging that premiums charged to builders for title insurance policies violated the Real Estate Settlement Procedures Act and that one of the Company’s subsidiaries violated the law by failing to disclose the cost of certain services obtained from third party vendors and any related mark-up of such services. The Company has assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where the Company has determined that a loss is probable, the Company has recorded a reserve in the amount of the estimated loss; however, actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

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

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. While the ultimate disposition of each such audit or investigation is not determinable, the Company does not believe that individually they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In the aggregate, however, these audits or investigations could result in changes to our business practices which could have a material adverse impact on our financial condition, results of operations or cash flows.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

Note 11 – Stockholders’ Equity

On May 19, 2005, the Company announced that its board of directors authorized the increase of its May 18, 2004, $100.0 million stock buy-back plan to $200.0 million. As of March 31, 2006, the Company had repurchased and retired 3.0 million shares of its common stock for a total purchase price of $99.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

The Company reported strong revenues for the first quarter of 2006. The title insurance, specialty insurance, property information, and risk mitigation and business solutions segments reported increases in revenues when compared with the same quarter of last year despite a lower level of mortgage origination activity. Though strong, profits did not keep pace with the revenue growth for the quarter. Factors affecting results included an increase in the loss provision rate for the title insurance operations and continued investments in new business initiatives. Operating revenues for the three months ended March 31, 2006 were $1.95 billion, and for the three months ended March 31, 2005, $1.66 billion. Net income for the three months ended March 31, 2006, was $69.7 million, or $0.71 per diluted share. Net income for the three months ended March 31, 2005, was $79.2 million, or $0.83 per diluted share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended March 31,
	2006	%	2005	%
	($000)
Financial Services:
Title Insurance:
Direct operations	$685,322	35	$612,017	37
Agency operations	740,379	38	599,467	36

	1,425,701	73	1,211,484	73
Specialty Insurance	74,573	4	60,509	3

	1,500,274	77	1,271,993	76

Information Technology:
Mortgage Information	134,426	7	142,473	9
Property Information	134,901	7	114,793	7
Risk Mitigation and Business Solutions	193,721	10	138,190	8

	463,048	24	395,456	24
Eliminations	(11,349)	(1)	(3,891)	—

Total	$1,951,973	100	$1,663,558	100

Financial Services. Operating revenues from direct title operations increased 12.0% for the current quarter when compared with the same period of the prior year. This increase was primarily due to an increase in the average revenues per order closed offset by a decrease in the number of title orders closed by the Company’s direct operations. The average revenues per order closed were $1,609 for the three months ended March 31, 2006, an increase of 20.6% when compared with $1,334 for the three months ended March 31, 2005. This increase was primarily due to a decreased mix of lower-premium refinance transactions, an increase in higher-premium resale and commercial activity, and appreciating home values. The Company’s direct operations closed 426,000 title orders during the current three month period, a decrease of 7.1% when compared with 458,700 title orders closed during the same period of the prior year. This decrease was primarily due to a decline in mortgage origination activity offset in part by an increase in market share as a result of organic growth and acquisitions. Operating revenues from agency operations increased 23.5% for the current quarter when compared with the same period of the prior year. This increase primarily reflected the relatively strong closings experienced by the Company’s agents during the fourth quarter of 2005 and the subsequent lag in the reporting of agency remittances.

Information Technology. Operating revenues for the mortgage information segment decreased 5.6% for the current quarter when compared with the same period of the prior year. This decrease primarily reflects an increase in estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds, which results in the deferral of a larger portion of the tax service fee in early years. Also impacting operating revenues for the mortgage information segment for the three-month period was the decline in mortgage originations period over period. Operating revenues for the property information segment increased $20.1 million, or 17.5%, for the three months ended March 31, 2006, when compared with the same period of the prior year. This increase was primarily due to $6.4 million of operating revenues contributed by new acquisitions, the continued strength in this segment’s subscription-based information businesses and an increase in appraisal revenues resulting from increased market share. Risk mitigation and business solutions operating revenues increased $55.5 million, or 40.2% for the three months ended March 31, 2006, when compared with the same period of the prior year. This increase was primarily attributable to $44.2 million of operating revenues contributed by new acquisitions for the period as well as organic growth.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $50.1 million for the three months ended March 31, 2006, an increase of $10.8 million, or 27.4%, when compared with the same period of the prior year. This increase was primarily due to an increase in interest and dividend income, offset in part by a reduction in equity in earnings of unconsolidated affiliates, which are accounted for under the equity method of accounting.

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $1.2 million and $0.3 million for the periods ended March 31, 2006 and 2005, respectively. These amounts represent realized gains relating to the issuance of shares by the Company’s publicly-traded subsidiary, First Advantage Corporation.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $454.4 million for the three months ended March 31, 2006, an increase of $61.5 million, or 15.7%, when compared with the same period of the prior year. Excluding new acquisitions, salaries and other personnel costs increased $40.4 million, or 10.3% for the three months ended March 31, 2006. This increase was primarily due to the relatively high staffing levels present towards the latter part of 2005 and the beginning of 2006, which were necessary to service the record-setting title order volume processed during 2005. As order volume decreased, the Company began adjusting staffing levels to match new order counts. Salaries and other personnel costs decreased $20.7 million, or 4% when compared with the fourth quarter of 2005. As a percentage of operating revenues, salaries and other personnel costs for the Financial Services group were 30.3% and 30.9% for the three months ended March 31, 2006 and 2005, respectively.

Agents retained $598.3 million of title premiums generated by agency operations for the three months ended March 31, 2006, which compares with $486.0 million for the same period of the prior year. The percentage of title premiums retained by agents ranged from 80.8% to 81.1% due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $232.1 million for the three months ended March 31, 2006, an increase of $25.1 million, or 12.1%, when compared with the same period of the prior year. This increase was primarily due to $21.2 million of other operating expenses associated with new acquisitions for the period. Other operating expenses for the Financial Services group as a percentage of operating revenues were 15.5% and 16.3% for the three months ended March 31, 2006 and 2005, respectively.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the Company increased the claims provision as a percentage of title insurance operating revenues to 5.2% for the current quarter, up from 4.1% for the same period of the prior year and 5.0% for the full year of 2005. This increase reflects the expected claims intensity of policy year 2006, which the Company believes will increase when compared with policy year 2005 as a result of a further shift from a refinance market to a more claims intensive resale market. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 42.8% for the current three-month period and 47.6% for the same period of the prior year. This decrease in rate was primarily due to a reduction in the average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues decreased to 56.0% for the current three-month period from 62.0% for the same period of the prior year. The rate for the prior year period included high claims activity which resulted from the heavy rains in Southern California experienced during the first quarter of 2005.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $17.5 million and $13.5 million for the three months ended March 31, 2006 and 2005, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.2% and 1.1% for the current three-month period and for the same period of the prior year, respectively.

Information Technology. Information technology personnel and other operating expenses were $352.8 million for the three months ended March 31, 2006, an increase of $64.9 million, or 22.5%, when compared with the same period of the prior year. Excluding acquisition activity, information technology personnel and other operating expenses increased $25.4 million, or 8.8%, for the current three-month period. The increase for the current three-month period was primarily due to expenses incurred at the property information and risk mitigation and business solutions segments to service the increase in business volume.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended March 31,
	2006	%	2005	%
	($000)
Financial Services:
Title Insurance	$93,349	49	$91,256	48
Specialty Insurance	12,858	6	9,805	5

	106,207	55	101,061	53

Information Technology:
Mortgage Information	30,200	16	30,619	16
Property Information	30,995	16	35,752	18
Risk Mitigation and Business Solutions	24,192	13	24,417	13

	85,387	45	90,788	47

Total before corporate expenses	191,594	100	191,849	100

Corporate expenses	(53,869)		(38,147)

Total	$137,725		$153,702

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. In addition, title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Profit margins from resale and new construction transactions are generally higher than from refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Corporate expenses totaled $53.9 million for the three months ended March 31, 2006, an increase of $15.7 million when compared with the same period of the prior year. This increase was primarily due to $4.1 million of share-based compensation expense resulting from the adoption of SFAS 123R, $5.0 million in increased technology costs and higher general costs associated with the support effort needed to service the Company’s expanded national and international operations.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 41.5% for the three months ended March 31, 2006, and 40.5% for the same period of the prior year. The increase in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and minority interests. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $18.6 million for the three months ended March 31, 2006, a decrease of $2.1 million when compared with the same period of the prior year. This decrease was primarily attributable to a decrease in operating results of the Company’s joint venture with Experian.

NET INCOME

Net income for the three months ended March 31, 2006, was $69.7 million, or $0.71 per diluted share. Net income for the three months ended March 31, 2005, was $79.2 million, or $0.83 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $162.5 million for the three months ended March 31, 2006, and increased $94.8 million for the three months ended March 31, 2005. The decrease for the current year period was primarily due to cash used for operating activities, capital expenditures, cash paid for company acquisitions, the repayment of debt and dividends, offset in part by the net proceeds from the sales of debt and equity securities. The increase for the prior year period was due primarily to cash provided by operating activities, offset in part by cash paid for company acquisitions, capital expenditures and dividends.

Notes and contracts payable as a percentage of total capitalization were 20.8% at March 31, 2006 and 21.5% at December 31, 2005. This reduction was primarily due to a decrease in notes payable as well as an increase in the capital base due primarily to net income for the period.

Management believes that all of its anticipated operating cash requirements for the immediate future will be met from internally generated funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

There have been no material changes in the Company’s market risks since the filing of its Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. In October 2005 the trial court denied our motions to set aside the damage awards, among other matters. An appeal with the United States Circuit Court of Appeals is pending. We continue to believe we have strong grounds to overturn this judgment. Pending the outcome of our appeal, we reserved in a prior quarter $10.0 million in connection with this matter.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. While the ultimate disposition of each such audit or investigation is not determinable, the Company does not believe that individually they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In the aggregate, however, these audits or investigations could result in changes to our business practices which could have a material adverse impact on our financial condition, results of operations or cash flows.

The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

The Company has updated, and restated in subparagraph (a) below, the second risk factor set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. We have also added an additional risk factor, which is contained in subparagraph (b) below. You should carefully consider the risk factors set forth in Part I, Item 1A of our Annual Report (as updated hereby), the other information contained in our Annual Report (as such information may be updated or modified herein) and the other information contained in this Quarterly Report on Form 10-Q. We face risks other than those listed here and in our Annual Report (as updated hereby), including those that are unknown to us and others of which we may be aware but, at present, consider immaterial. Because of the factors set forth in Part I, Item 1A of our Annual Report, as updated hereby, as well as other variables affecting our financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

(a) Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome for us to conduct such operations

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of our other businesses operate within statutory guidelines. Changes in the applicable regulatory environment or statutory guidelines or changes in interpretations of existing regulations or statutes could prohibit or restrict our existing or future operations or make it more burdensome to conduct such operations. These changes may compel us to reduce our prices, may restrict our ability to implement price increases, may restrict our ability to acquire assets or businesses, may limit the manner in which we conduct our business or otherwise may have a negative impact on the Company’s ability to generate revenues and earnings.

(b) Scrutiny of the Company and the industries in which it operates by governmental entities and others could adversely affect our operations and financial condition

The real estate settlement services industry – an industry in which the Company generates a substantial portion of its revenue and earnings – has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company. In either case, this scrutiny may result in changes which could adversely affect our operations and, therefore, our financial condition.

Several states, for example, have either begun, or indicated that they will begin, an examination of title insurance rates. These states include California, which, on a revenue basis, is the largest state in which our title insurance services segment operates. In states where rates are promulgated, a reduction in the rates we can charge for title insurance policies may result. In other states, pressure exerted by governmental entities, our competitors, consumers and the media may compel us to reduce our rates. A reduction in rates, if not offset by a corresponding alteration of agent splits or other reduction in our expenses or an increase in our market share, may result in decreased profitability.

Governmental entities have inquired into certain practices in the real estate settlement services industry to determine whether we or our competitors have violated applicable law, which include, among others, the insurance codes of the various jurisdictions in which we operate and the Real Estate Settlement Procedures Act and similar state laws. Generally, these groups seek monetary damages or other types of recompense. The State of New York, for example, is presently conducting a broad investigation into the practices of our New York title insurance subsidiary and its competitors. Departments of insurance in the various states also periodically conduct inquiries, generally referred to as “market conduct exams”, into the practices of title insurance companies in their respective jurisdictions. From time to time plaintiffs’ lawyers target us and other members of our industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. All of these types of inquiries may uncover violations of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on our conduct which could impact our operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force us to mitigate our risk by settling claims or by ending practices that generate revenues and earnings. We expect this trend to continue.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2006 the Company and Frank V. McMahon entered into an employment agreement pursuant to which Mr. McMahon agreed to serve as the Vice Chairman and Chief Financial Officer of the Company. As required by the employment agreement, on March 31, 2006, the Company entered into a Stock Option Award Agreement and a Restricted Stock Award Agreement with Mr. McMahon. Pursuant to these agreements, Mr. McMahon received 300,000 options to purchase Common shares of the Company at $39.16 per share, and 33,334 restricted Common shares of the Company. Both the options and the restricted shares vest in five equal annual increments commencing on the first anniversary of the grant, subject to accelerated vesting in full in the event that Mr. McMahon is terminated without cause or voluntarily resigns for good reason, or upon a change of control of the Company. The restricted shares will be maintained by the Company in book entry form until they have vested, at which time the Company will issue the shares to Mr. McMahon. Prior to vesting, the restricted shares will be entitled to receive any dividends paid on the Common shares of the Company. The dividends will be paid in Common shares of the Company that will be subject to the same restrictions. In offering and issuing the securities, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder, based on the fact that the securities were offered and issued to a single accredited investor.

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

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1 to January 31, 2006	0	—	0	$110,977,800
February 1 to February 28, 2006	20,000	$42.31	20,000	$110,131,600
March 1 to March 31, 2006	225,000	$40.60	225,000	$100,996,612

Total	245,000	$40.74	245,000	$100,996,612

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and
Chief Executive Officer

/s/ Max O. Valdes
Max O. Valdes
Vice President and
Date: May 10, 2006	Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
(10)(a)	Employment offer letter dated February 21, 2006 from The First American Corporation to Frank V. McMahon, incorporated by reference herein from Exhibit 99.2 of Report on Form 8-K dated February 21, 2006.

(10)(b)	Stock Option Award Agreement dated as of March 31, 2006 between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Report on Form 8-K dated March 31, 2006.

(10)(c)	Restricted Stock Award Agreement dated as of March 31, 2006 between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.2 of Report on Form 8-K dated March 31, 2006.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31)(b)	Certification by Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350.