Form 10-Q
period 2006-06-30
FIRST AMERICAN CORP
filed 2007-01-08
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(714) 250-3000

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

On December 29, 2006, there were 96,483,510 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO PENSION PLAN CONTRIBUTIONS; THE DIFFERENCE BETWEEN THE COMPANY’S ACTUARY’S ESTIMATE OF LIKELY LOSS EXPOSURE AND THE COMPANY’S PROJECTED IBNR BALANCE; THE EFFECT OF CLASS ACTIONS, OTHER LITIGATION, INVESTIGATIONS AND REGULATORY MATTERS; AND CASH REQUIREMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006 AND IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006, IN ALL CASES AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FI NANCIAL INFORMATION

Item 1: Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
		(as restated)
Assets
Cash and cash equivalents	$1,286,662	$1,561,144

Accounts and accrued income receivable, net	576,392	486,933

Income taxes receivable	7,472	—

Investments:
Deposits with savings and loan associations and banks	131,489	90,383
Debt securities	1,047,949	1,100,728
Equity securities	47,717	47,101
Other long-term investments	501,731	394,367

	1,728,886	1,632,579

Loans receivable, net	95,201	94,812

Property and equipment, net	699,206	685,522

Title plants and other indexes	559,972	539,083

Deferred income taxes	17,386	—

Goodwill	2,254,041	2,092,612

Other intangible assets, net	271,540	247,117

Other assets	287,934	258,839

	$7,784,692	$7,598,641

Liabilities and Stockholders’ Equity
Demand deposits	$675,870	$693,175
Accounts payable and accrued liabilities	910,798	1,027,893
Deferred revenue	752,544	762,157
Reserve for known and incurred but not reported claims	888,784	671,054
Income taxes payable	—	17,386
Deferred income taxes	—	13,009
Notes and contracts payable	903,612	848,569
Deferrable interest subordinated notes	100,000	100,000

	4,231,608	4,133,243

Minority interests in consolidated subsidiaries	473,344	459,665

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500 shares; outstanding - none
Common stock, $1 par value:
Authorized - 180,000 shares
Outstanding - 96,234 and 95,860 shares	96,234	95,860
Additional paid-in capital	978,413	956,720
Retained earnings	2,137,679	2,078,969
Accumulated other comprehensive loss	(132,586)	(125,816)

	3,079,740	3,005,733

	$7,784,692	$7,598,641

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues
Operating revenues	$2,100,413	$1,924,899	$4,052,386	$3,588,457
Investment and other income	60,016	55,027	110,103	94,331
Gain on stock issued by a subsidiary	7,276	2,419	8,436	2,766
Net realized investment gains	83	1,630	47	2,905

	2,167,788	1,983,975	4,170,972	3,688,459

Expenses
Salaries and other personnel costs	639,195	601,944	1,280,580	1,151,059
Premiums retained by agents	597,899	539,665	1,196,197	1,025,624
Other operating expenses	491,841	414,605	922,749	779,351
Provision for policy losses and other claims	280,360	99,857	396,104	190,634
Depreciation and amortization	50,525	37,202	98,658	72,949
Premium taxes	17,507	15,413	34,966	28,943
Interest	16,442	11,142	32,669	23,956

	2,093,769	1,719,828	3,961,923	3,272,516

Income before income taxes and minority interests	74,019	264,147	209,049	415,943
Income taxes	25,300	100,500	73,900	154,000

Income before minority interests	48,719	163,647	135,149	261,943
Minority interests	23,243	25,367	41,873	46,107

Net income	25,476	138,280	93,276	215,836

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	(4,148)	3,808	(6,770)	(2,351)
Minimum pension liability adjustment	—	661	—	—

	(4,148)	4,469	(6,770)	(2,351)

Comprehensive income	$21,328	$142,749	$86,506	$213,485

Net income per share (Note 6):
Basic	$.26	$1.46	$.97	$2.32

Diluted	$.26	$1.41	$.94	$2.24

Cash dividends per share	$.18	$.18	$.36	$.36

Weighted average number of shares (Note 6):
Basic	96,563	94,639	96,212	93,106

Diluted	99,170	97,990	99,023	96,559

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$93,276	$215,836
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	396,104	190,634
Depreciation and amortization	98,658	72,949
Minority interests in net income	41,873	46,107
Net realized investment gains	(8,483)	(5,671)
Stock-based compensation expense	15,290	1,087
Other, net	(19,250)	(31,352)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(180,350)	(164,030)
Net change in income tax accounts	(56,762)	120,091
Increase in accounts and accrued income receivable	(77,242)	(95,887)
Decrease in accounts payable and accrued liabilities	(135,200)	(8,012)
(Decrease) increase in deferred revenue	(11,484)	18,300
Other, net	(48,847)	(30,112)

Cash provided by operating activities	107,583	329,940

Cash flows from investing activities:
Net cash effect of company acquisitions	(112,516)	(145,034)
Net (increase) decrease in deposits with banks	(41,106)	5,450
Net (increase) decrease in loans receivable	(389)	11,029
Purchases of debt and equity securities	(129,288)	(340,168)
Proceeds from sales of debt and equity securities	69,702	41,676
Proceeds from maturities of debt securities	102,752	67,986
Net decrease in other investments	(48,128)	35,099
Capital expenditures	(91,065)	(100,449)
Purchases of capitalized data	(11,401)	(11,069)
Proceeds from sale of property and equipment	693	6,612

Cash used for investing activities	(260,746)	(428,868)

Cash flows from financing activities:
Net change in demand deposits	(17,305)	367,197
Proceeds from issuance of debt	46,646	37,860
Repayment of debt	(66,491)	(57,082)
Repurchase of company stock	(35,218)	(26,918)
Proceeds from exercise of stock options	5,134	27,529
Proceeds from the issuance of stock to employee benefit plans	5,004	4,236
Contributions from minority shareholders	—	10,700
Distributions to minority shareholders	(24,598)	(28,544)
Cash dividends	(34,491)	(30,571)

Cash (used) provided by financing activities	(121,319)	304,407

Net (decrease) increase in cash and cash equivalents	(274,482)	205,479
Cash and cash equivalents - Beginning of year	1,561,144	1,336,643

- End of the period	$1,286,662	$1,542,122

Supplemental information:
Cash paid during the period for:
Interest	$27,812	$22,199
Premium taxes	$37,816	$31,427
Income taxes	$110,101	$20,593
Noncash investing and financing activities:
Shares issued for employee benefit plans	$—	$69,256
Shares issued in repayment of convertible debt	$—	$—
Liabilities incurred in connection with company acquisitions	$100,707	$80,411
Company acquisitions in exchange for common stock	$31,857	$78,006

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2005 (as restated)	95,860	$95,860	$956,720	$2,078,969	$(125,816)	$3,005,733
Net income for six months ended June 30, 2006				93,276		93,276
Dividends on common shares				(34,566)		(34,566)
Purchase of Company shares	(857)	(857)	(34,361)			(35,218)
Shares issued in connection with company acquisitions	806	806	31,051			31,857
Shares issued in connection with option, benefit and savings plans	425	425	9,713			10,138
Share-based compensation expense			15,290			15,290
Other comprehensive loss					(6,770)	(6,770)

Balance at June 30, 2006	96,234	$96,234	$978,413	$2,137,679	$(132,586)	$3,079,740

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Prior year results have been restated as explained below in Note 2.

Note 2 – Restatement of Consolidated Financial Statements

On August 9, 2006, the Company announced that its Audit Committee formed a special subcommittee comprised solely of independent directors to conduct a thorough review of the Company’s stock option grant program. The independent committee retained independent outside counsel who retained forensic accountants to assist it in conducting its review.

On August 10, 2006, the Company filed a Notification of Inability to Timely File its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and indicated that the Company would not be able to file such Quarterly Report in the extended time period for filing provided by Rule 12b-25 under the Securities Exchange Act of 1934, as amended, due to the ongoing review of the Company’s stock option grant program.

On August 11, 2006, the Company received a waiver, dated as of August 9, 2006, from a majority of lenders under the Company’s $500 million credit facility of the breach created by the Company’s inability to timely file its quarterly report on Form 10-Q for June 30, 2006, due to the ongoing review of the Company’s stock option grant program.

On November 3, 2006, the Company entered into an Amendment No. 1 and Waiver with the lenders under the Company’s $500 million credit facility, amending the Restated Credit Agreement dated as of November 7, 2005 and waiving the breach created by the Company’s inability to timely file its quarterly reports on Form 10-Q for the fiscal quarters ended June 30 and September 30, 2006 due to the ongoing review of the Company’s stock option grant program.

On November 13, 2006, the Company filed a Notification of Inability to Timely File its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and indicated that the Company would not be able to file such Quarterly Report in the extended time period for filing provided by Rule 12b-25 under the Securities Exchange Act of 1934, as amended, due to the ongoing review of the Company’s stock option grant program.

On January 4, 2007, the Company announced that the special subcommittee of its Audit Committee completed its review of the Company’s historical stock option granting practices and related tax and accounting matters. In the course of its four month review, the special subcommittee conducted an extensive investigation and evaluated all option grants made under the Company’s 1996 Stock Option Plan, 1997 Director’s Stock Plan and 2006 Incentive Compensation Plan. The special subcommittee determined that the Company used incorrect measurement dates for financial reporting purposes with respect to a number of stock option grants made between 1996 and 2006 and improperly accounted for the mispriced options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and Statement of Accounting Standards No. 123R, “Share-Based Payment.” As a result, the cumulative impact to the Company’s financial results over this period totaled approximately $35.7 million, the majority of which is non-cash in nature. The special subcommittee determined that these errors were the result of date selection methods, internal control deficiencies and the misapplication of technical accounting provisions. The special subcommittee did not find that these errors were the result of fraud, self-interest on the part of management or members of the Board of Directors or intent to misstate the Company’s financial statements.

The Company believes that the impact of the above referenced error is immaterial to all prior periods. However, the cumulative amount would be material to 2006 if corrected in the current year and, therefore, the Company will restate its financial statements for the years 2001 through 2005, each quarter in 2005 and the first quarter of 2006. All necessary restatements will be reflected in this filing as well as in future filings. The effect of this restatement on the years 2001 through 2005 is a reduction in net income of approximately $5.3 million, $4.5 million, $4.1 million, $3.3 million and $4.9 million, respectively, or as a percentage to net income previously reported, 3.2%, 1.9%, 0.9%, 0.9% and 1.0%, respectively. The effect of this restatement on the first, second, third and fourth quarters of 2005 and the first quarter of 2006 is a reduction in net income of approximately $1.7 million, $1.3 million, $1.1 million, $0.9 million and $1.9 million, respectively, resulting in a change to net income previously reported of approximately 2.1%, 0.9%, 0.7%, 0.8% and 2.7%, respectively.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of income and comprehensive income for the three and six months ended June 30, 2005, (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2005	June 30, 2005	June 30, 2005
	(as reported)	(as restated)	(as reported)	(as restated)
Salaries and other personnel costs	$601,487	$601,944	$1,149,972	$1,151,059
Other operating expenses	$413,774	$414,605	$777,347	$779,351
Interest	$11,017	$11,142	$23,728	$23,956
Income before income taxes and minority interests	$265,560	$264,147	$419,262	$415,943
Income taxes	$100,700	$100,500	$154,500	$154,000
Income before minority interests	$164,860	$163,647	$264,762	$261,943
Net Income	$139,493	$138,280	$218,655	$215,836
Comprehensive income	$143,962	$142,749	$216,304	$213,485
Basic net income per share	$1.47	$1.46	$2.35	$2.32
Diluted net income per share	$1.43	$1.41	$2.27	$2.24

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheet as of March 31, 2006 and December 31, 2005, (in thousands):

	As of March 31, 2006		As of December 31, 2005
	(as reported)	(as restated)	(as reported)	(as restated)
Additional paid-in capital	$917,397	$961,812	$923,237	$956,720
Retained earnings	$2,165,718	$2,130,159	$2,113,266	$2,078,969
Accounts payable and accrued liabilities	$833,674	$840,817	$1,021,554	$1,027,893
Deferred income taxes	$30,085	$23,576	$18,534	$13,009

Note 3 – Escrow Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $6.6 billion and $6.2 billion at June 30, 2006 and December 31, 2005, respectively, of which $623.5 million and $639.9 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $97.8 million and $75.6 million included in cash and cash equivalents and $525.7 million and $564.3 million included in debt securities at June 30, 2006 and December 31, 2005, respectively. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.2 billion and $3.0 billion at June 30, 2006 and December 31, 2005, respectively and were held at the Company’s trust division. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2006, is as follows:

(in thousands)	Balance as of December 31, 2005	Acquired During the Period	Post Acquisition Adjustments	Balance as of June 30, 2006
Financial Services:
Title Insurance	$582,542	$126,121	$632	$709,295
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	590,495	7,330	—	597,825
Property Information	277,694	—	(42)	277,652
Risk Mitigation and Business Solutions	622,087	28,298	(910)	649,475

	$2,092,612	$161,749	$(320)	$2,254,041

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

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. There have been no impairments of goodwill during the six months ending June 30, 2006. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2006	December 31, 2005
Covenants not to compete	$50,504	$47,696
Customer lists	249,167	212,375
Trademarks and licenses	47,617	44,213

	347,288	304,284
Accumulated amortization	(75,748)	(57,167)

	$271,540	$247,117

Amortization expense for other finite-lived intangible assets, with definite lives ranging from three to ten years, was $19.0 million and $12.9 million for the six months ended June 30, 2006 and 2005, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

(in thousands)
Year
Remainder of 2006	$22,597
2007	$38,257
2008	$34,516
2009	$33,133
2010	$31,081

Note 6 – Earnings Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
		(as restated)		(as restated)
Numerator:
Net Income - numerator for basic net income per share	$25,476	$138,280	$93,276	$215,836
Effect of dilutive securities convertible debt - interest expense (net of tax)	196	216	395	435
Effect of subsidiary potential dilutive shares	(47)	—	(489)	—

Net Income - numerator for dilutive net income per share	$25,625	$138,496	$93,182	$216,271

Denominator:
Weighted average shares-denominator for basic net income per share	96,563	94,639	96,212	93,106
Effect of dilutive securities:
Employee stock options and restricted common shares	2,010	2,688	2,207	2,784
Convertible debt	597	663	604	669

Denominator for diluted net income per share	99,170	97,990	99,023	96,559

Basic net income per share	$.26	$1.46	$.97	$2.32

Diluted net income per share	$.26	$1.41	$.94	$2.24

For the three and six months ended June 30, 2006, 0.9 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months ended June 30, 2005, there were no antidilutive stock options that were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2005, 0.4 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 7 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Expense:
Service Cost	$2,122	$3,270	$4,910	$8,413
Interest Cost	7,487	6,199	14,765	12,444
Expected return on plan assets	(4,571)	(4,333)	(9,141)	(8,525)
Amortization of prior service cost (benefit)	7	164	13	(791)
Amortization of net loss	2,581	3,080	8,041	5,937

	$7,626	$8,380	$18,588	$17,478

The Company has contributed $17.3 million to its pension plans for the six months ended June 30, 2006 and expects to contribute an additional $26.3 million during the remainder of 2006. These contributions are both those required by funding regulations as well as benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 8 – Share-Based Compensation

On May 18, 2006, the Company’s shareholders voted to approve the Company’s 2006 Incentive Compensation Plan, which was previously approved by the Board of Directors. Eligible participants in the plan include the Company’s directors and executive officers, as well as other employees of the Company and certain of its affiliates. The plan permits the grant of Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and Other Stock-Based Awards. Under the terms of the Plan, 4,700,000 Company Common shares can be awarded, subject to certain annual limits on the amounts that can be awarded based on the type of award granted. The plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s Board of Directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which establishes standards for share-based awards for employee services and requires companies to expense the grant-date fair value of these awards (with limited exceptions) over the requisite employee service period. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. Share-based compensation expense included in salaries and other personnel costs recognized during the three and six months ended June 30, 2006 was $6.7 million or $0.04 per diluted share and $15.3 million or $0.09 per diluted share, respectively. This amount includes expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 as well as share-based awards granted during the six months ended June 30, 2006.

Pro forma net income and earnings per share for the three and six months ended June 30, 2005, had the Company determined compensation expense based on the fair value of the stock options at grant date, are as follows:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
(in thousands, except per share amounts)
	(as restated)	(as restated)
Net income:
Net income, as restated	$138,280	$215,836
Add: APB No. 25 compensation recognized, net of tax	299	712
Less: stock based compensation expense, net of tax	(2,759)	(5,350)

Pro forma net income	$135,820	$211,198

Earnings per share:
As restated
Basic	$1.46	$2.32
Diluted	$1.41	$2.24
Pro forma
Basic	$1.44	$2.27
Diluted	$1.39	$2.20

Commencing with the effective date, the Company transitioned from the Black-Scholes option model to a binomial lattice model to estimate the fair value of new employee stock options on the date of the grant. The Company believes that the binomial lattice option pricing model provides a more refined estimate of the fair value of the stock options. Options granted prior to January 1, 2006 were valued using the Black Scholes option-pricing model. The following assumptions were used in valuing the options granted during the six months ended June 30, 2006 and 2005:

	For the Six Months Ended June 30,
	2006	2005
		(as restated)
Risk free average interest rate	4.53%	4.25%
Dividend yield	1.67%	1.98%
Volatility	25%	41%
Expected life (years)	4.45	5.87
Weighted average grant-date fair value for options granted	$9.60	$13.78
Weighted average grant-date fair value for options vested	$8.65	$7.61

These assumptions are based on multiple factors, including historical patterns, post-vesting termination rates, expected future exercise patterns and the expected volatility of the Company’s stock price. Expected volatility is based on historical and implied volatilities. The risk-free interest rate is the imputed forward rate based on the US Treasury yield at the date of grant. The expected term of options granted is derived from the output of the lattice model and represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123R, the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material.

As of June 30, 2006, there was $21.9 million of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.31 years. In addition, the Company’s publicly-traded subsidiary, First Advantage Corporation, has $14.8 million of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.7 years. Cash received from the exercise of stock options for the six months ended June 30, 2006 and June 30, 2005 totaled $5.1 million and $27.5 million, respectively.

The following table summarizes stock option activity related to the Company’s plans for the six months ended June 30, 2006:

	Number outstanding	Weighted-average exercise price	Average remaining life in years	Aggregate intrinsic value
	(in thousands, except weighted-average exercise price)
	(as restated)	(as restated)
Balance at December 31, 2005	5,935	$25.41
Granted during 2006	695	$43.32
Exercised during 2006	(287)	$18.33
Forfeited during 2006	(62)	$23.28

Balance at June 30, 2006	6,281	$27.74	6.1	$95,484

Vested and expected to vest at June 30, 2006	6,271	$28.08	6.2	$95,392

Exercisable at June 30, 2006	3,225	$21.69	4.1	$66,679

Total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was $6.9 million and $31.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Nonvested stock option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted-average grant-date fair value
	(in thousands, except weighted- average grant-date fair value)
	(as restated)	(as restated)
Nonvested options outstanding at December 31, 2005	3,081	$12.04
Granted during 2006	695	$9.60
Vested during 2006	(711)	$11.93
Forfeited during 2006	(10)	$13.99

Nonvested options outstanding at June 30, 2006	3,055	$11.51

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

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognized an expense of $1.0 million for the six months ended June 30, 2006.

The impact of the adoption of SFAS 123R of the Company’s consolidated publicly-traded subsidiary, First Advantage Corporation, have been included in the Company’s consolidated financial statements. Disclosures related to the assumptions used by First Advantage to value its stock options have not been included and can be found in its Form 10-Q for the corresponding period.

Note 9 – Business Combinations

During the six months ended June 30, 2006, the Company completed 32 acquisitions. These acquisitions were not material, individually or in the aggregate. Of these acquisitions 24 have been included in the Company’s title insurance segment, 1 in the Company’s mortgage information segment and 7 in the Company’s risk mitigation and business solutions segment. The aggregate purchase price for the 25 acquisitions included in the Company’s title insurance and mortgage information segments was $64.3 million in cash, $77.3 million in notes payable and 806,400 shares of the Company’s common stock valued at $31.9 million. The 7 acquisitions included in the Company’s risk mitigation and business solutions segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $25.7 million in cash, $5.6 million in notes payable and 387,200 shares, valued at $9.2 million, of First Advantage’s class A common stock. In accounting for the First Advantage shares issued in these acquisitions, the Company recorded a pretax gain of $8.4 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 32 acquisitions, the Company recorded approximately $161.7 million of goodwill and $41.7 million of intangible assets with definite lives.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended June 30, 2006.

In addition to the acquisitions discussed above, the Company also purchased the remaining minority interests in 4 companies already included in the Company’s consolidated financial statements and an equity interest in 6 companies. The total purchase price of these transactions was $29.8 million in cash and $2.0 million in notes.

Note 10 – Segment Information

The Company has five reporting segments that fall within two primary business groups, financial services and information technology. Commencing in the second quarter of 2006, the Company began allocating certain expenses which had previously been reported as corporate expenses to the title insurance, specialty insurance, mortgage information and property information segments. These expenses include costs associated primarily with a supplemental employee retirement plan, stock option expense and certain general expenses. The expenses associated with the supplemental retirement plan and the stock option plan were allocated to each segment based on actual costs. The allocation of certain general expenses was made to the title insurance and specialty insurance segments based on their proportionate contribution to net operating revenues (operating revenues less agent retention, if applicable). Specifically, those segments were allocated corporate expenses in an amount equal to one percent of their respective net operating revenues. The mortgage and property segments had been receiving corporate expense allocations in an amount equal to one percent of their respective net operating revenues; therefore, no additional allocation was made to these segments. Certain 2005 amounts have been reclassified to conform to the 2006 presentation. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The information technology group includes the mortgage information, property information and risk mitigation and business solutions segments. Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,602,799	$(15,838)	$19,464	$16,258
Specialty Insurance	81,667	14,819	491	1,832

	1,684,466	(1,019)	19,955	18,090

Information Technology:
Mortgage Information	139,113	33,743	5,018	3,068
Property Information	150,702	39,060	10,268	16,804
Risk Mitigation and Business Solutions	205,847	30,757	9,516	8,259

	495,662	103,560	24,802	28,131

	2,180,128	102,541	44,757	46,221
Corporate	5,854	(28,522)	5,768	5,852
Eliminations	(18,194)	—	—	—

	$2,167,788	$74,019	$50,525	$52,073

For the three months ended June 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
		(as restated)
Financial Services:
Title Insurance and Services	$1,460,457	$166,517	$14,286	$27,485
Specialty Insurance	67,504	12,355	553	233

	1,527,961	178,872	14,839	27,718

Information Technology:
Mortgage Information	152,556	41,417	6,145	5,549
Property Information	140,800	41,687	7,060	8,201
Risk Mitigation and Business Solutions	163,924	23,794	6,288	3,699

	457,280	106,898	19,493	17,449

	1,985,241	285,770	34,332	45,167
Corporate	3,043	(21,623)	2,870	8,927
Eliminations	(4,309)	—	—	—

	$1,983,975	$264,147	$37,202	$54,094

For the six months ended June 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$3,066,948	$61,954	$36,806	$31,953
Specialty Insurance	160,315	26,846	1,009	3,488

	3,227,263	88,800	37,815	35,441

Information Technology:
Mortgage Information	275,252	63,326	11,275	5,339
Property Information	290,161	69,710	18,949	26,336
Risk Mitigation and Business Solutions	400,436	54,949	18,683	13,345

	965,849	187,985	48,907	45,020

	4,193,112	276,785	86,722	80,461
Corporate	7,403	(67,736)	11,936	10,604
Eliminations	(29,543)	—	—	—

	$4,170,972	$209,049	$98,658	$91,065

For the six months ended June 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
		(as restated)
Financial Services:
Title Insurance and Services	$2,698,378	$246,066	$28,144	$54,179
Specialty Insurance	131,548	21,498	1,096	569

	2,829,926	267,564	29,240	54,748

Information Technology:
Mortgage Information	296,661	71,849	12,398	9,338
Property Information	262,744	77,291	13,615	13,685
Risk Mitigation and Business Solutions	304,724	48,084	11,815	6,374

	864,129	197,224	37,828	29,397

	3,694,055	464,788	67,068	84,145
Corporate	2,604	(48,845)	5,881	16,304
Eliminations	(8,200)	—	—	—

	$3,688,459	$415,943	$72,949	$100,449

Note 11 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various class action lawsuits related to their title operations. The Company has assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where the Company has determined that a loss is probable, the Company has recorded a reserve in the amount of the estimated loss in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. This reserve totaled $11.0 million at June 30, 2006. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. In October 2005 the trial court denied the Company’s motions to set aside the damage awards, among other matters. An appeal with the United States Circuit Court of Appeals is pending. The Company continues to believe it has strong grounds to overturn this judgment. Pending the outcome of the appeal, the Company reserved in a prior quarter $10.0 million in connection with this matter. This amount represents the Company’s best estimate of the loss based on its assessment of the likely outcome of the appeal.

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. The Company believes it has strong grounds to overturn this judgment and is conducting a vigorous appeal. Pending the outcome of the appeal, the Company has taken a charge to earnings in this quarter of $20.0 million, bringing the total reserve for this case to $25.0 million. This amount represents the Company’s best estimate of the loss based on its assessment of the likely outcome of the appeal.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. In connection with certain of these current matters, the Company established a reserve totaling $3.8 million in the third quarter of 2006. In connection with other of these current matters, the Company established additional reserves of approximately $12.0 million in the fourth quarter of 2006. See Note 15 – Subsequent Event. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In the aggregate, however, these audits or investigations could result in changes to the Company’s business practices which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On December 19, 2006 a purported shareholder of the Company named the Company’s entire Board of Directors, certain of its officers and, nominally, the Company in a putative shareholder derivative action. The plaintiff in this case (Young v. Kennedy, et al., Case No. SACV06-1230 JVS (RNBx)), filed in the United States District Court for the Central District of California, asserts causes of action relating to alleged violations of the federal securities laws, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and related violations of the California Corporations Code, in each case in connection with the Company’s prior stock option granting practices and the related accounting and public disclosures surrounding such prior stock option granting practices. The plaintiff seeks, among other things, unspecified damages and disgorgement of profits from the alleged misconduct to be paid to the Company. The plaintiff also seeks the payment of his attorneys’ fees. The Company does not believe that the suit will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company will vigorously defend against this action.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

Note 12 – Stockholders’ Equity

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006 the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and June 30, 2006, the Company had repurchased and retired 3.6 million of its Common shares for a total purchase price of $122.4 million.

Note 13 – Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20, and FASB Statement No. 3” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS 154 as of January 1, 2006. The adoption of SFAS No. 154 had no impact on the Company’s consolidated financial statements.

In June 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect SAB No. 108 to have any impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS

157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company is currently assessing the impact of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) This standard requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on their balance sheets and recognize changes in the funded status in the year in which changes occur, through other comprehensive income, (a component of shareholders’ equity). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements for SFAS 158 will be effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS 158 on its consolidated financial statements.

Note 14 – Increase in Title Insurance IBNR Reserve

The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (IBNR) loss reserve included in the Company’s consolidated balance sheets reflects management’s best estimate of the total costs required to settle all IBNR claims.

To estimate and reassess the loss provision rate and the resulting IBNR reserve, the Company’s management uses a two-step process. First, it conducts its own assessment of projected losses by reviewing its historical claims experience and consulting with its in-house claims and operations personnel. This analysis tends to be historical in nature as influenced by recent claims experience. It then studies current economic and business trends, including, among others, changes in technology (primarily impacting the effectiveness of title searching), changes in the average revenue generated per title policy issued, changes in the types of policies issued, changes in the types of real estate transactions, changes in the average life of a mortgage due to refinance activity and changes in the frequency of turnover of properties.

The second step of the process is to use a third party actuary. Generally, twice a year, the actuary identifies a range of reserve estimates for IBNR, a single point estimate for IBNR, as well as loss rates that reflect the total projected ultimate loss by policy year as a percentage of that year’s title insurance operating revenues. The actuarial report is primarily based on the company’s historical claim payment and incurred loss patterns. It does not fully reflect current trends (such as those described above) that may impact future claims development.

The Company’s management combines the single point estimate of the projected IBNR from the actuarial report with the results obtained from its assessment of projected losses (step one above) to determine what it considers to be the best estimate of the total amount required to settle all IBNR claims.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 75 percent of claims become known in the five first years of the policy life. Therefore, the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $120.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	6/30/06%		12/31/05%
Known claims	$130,261	14.6%	$117,075	17.5%
IBNR	680,393	76.6%	477,871	71.2%

Total title claims	810,654	91.2%	594,946	88.7%
Non-title claims	78,130	8.8%	76,108	11.3%

Total loss reserves	$888,784	100.0%	$671,054	100.0%

During the current period the Company recorded a $155.0 million title insurance reserve strengthening adjustment. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, which became evident during the current period and was included in the mid-year actuarial analysis performed by the Company’s independent actuaries. In addition, given the increase in short and long term interest rates during the first half of 2006, as well as the resulting increase in fixed and adjustable mortgage rates, the Company’s management believes that claims development patterns for policy years 2003 through 2005 may extend. Given the increase in claims frequency that became apparent during the period and the potential extension of claims development patterns, management has placed greater weight on the historical claim payment patterns (which do not fully reflect the potential impact of refinance activity) in determining the appropriate IBNR reserve. Management continues to believe that some adjustment to historical claim development patterns is appropriate to make to policy years 2002 through 2005, however, management has lowered the degree of the adjustment during the period given the factors described above.

In determining the best estimate of the appropriate IBNR reserve for the second quarter of 2006, management considered the single point estimate of the projected December 31, 2006, IBNR in the mid-year actuarial report, management’s expectations of claims paid and provision for title losses for the balance of 2006, and sensitivity analysis looking at the impact of the shorter tail of fraud claims as well as the shorter overall tail of certain title policies due to the levels of refinance activity and homeowner turnover. It is management’s expectation that the difference between the actuary’s average estimate of likely loss exposure as of December 31, 2006 and the Company’s IBNR balance at December 31, 2006 will be between 2 and 5 percent. The difference is due to the impact of the shorter tail of fraud claims as well as the shorter overall tail of claims from certain title policies due to the levels of refinance activity and homeowner turnover.

Note 15 – Subsequent Event

In connection with certain current regulatory matters involving the Company’s title insurance business, the Company established a reserve totaling $3.8 million in the third quarter of 2006. In connection with other of these current matters, the Company established additional reserves of approximately $12.0 million in the fourth quarter of 2006. These reserves, which were charged to the Company’s title insurance and services segment, cover loss contingencies resulting from investigations being conducted by governmental entities and which the Company has determined to be probable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. During the current period the Company enhanced the disclosure surrounding its critical accounting policy related to the provision for title losses, as follows:

Provision for title losses. The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (IBNR) loss reserve included in the Company’s consolidated balance sheets reflects management’s best estimate of the total costs required to settle all IBNR claims.

To estimate and reassess the loss provision rate and the resulting IBNR reserve, the Company’s management uses a two-step process. First, it conducts its own assessment of projected losses by reviewing its historical claims experience and consulting with its in-house claims and operations personnel. This analysis tends to be historical in nature as influenced by recent claims experience. It then studies current economic and business trends, including, among others, changes in technology (primarily impacting the effectiveness of title searching), changes in the average revenue generated per title policy issued, changes in the types of policies issued, changes in the types of real estate transactions, changes in the average life of a mortgage due to refinance activity and changes in the frequency of turnover of properties.

The second step of the process is to use a third party actuary. Generally, twice a year, the actuary identifies a range of reserve estimates for IBNR, a single point estimate for IBNR, as well as loss rates that reflect the total projected ultimate loss by policy year as a percentage of that year’s title insurance operating revenues. The actuarial report is primarily based on the company’s historical claim payment and incurred loss patterns. It does not fully reflect current trends (such as those described above) that may impact future claims development.

The Company’s management combines the single point estimate of the projected IBNR from the actuarial report with the results obtained from its assessment of projected losses (step one above) to determine what it considers to be the best estimate of the total amount required to settle all IBNR claims.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 75 percent of claims become known in the five first years of the policy life. Therefore, the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $120.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	6/30/06%		12/31/05%
Known claims	$130,261	14.6%	$117,075	17.5%
IBNR	680,393	76.6%	477,871	71.2%

Total title claims	810,654	91.2%	594,946	88.7%
Non-title claims	78,130	8.8%	76,108	11.3%

Total loss reserves	$888,784	100.0%	$671,054	100.0%

OVERVIEW

Restatement of Prior Year Numbers

On January 4, 2007, the Company announced that the special subcommittee of its Audit Committee completed its review of the Company’s historical stock option granting practices and related tax and accounting matters. In the course of its four month review, the special subcommittee evaluated all option grants made under the Company’s 1996 Stock Option Plan, 1997 Directors’ Stock Plan and 2006 Incentive Compensation Plan. To assist it, the special subcommittee retained independent counsel, which in turn retained forensic accountants. The special subcommittee reported that it received full cooperation from the Company’s management.

The special subcommittee determined that the Company used incorrect measurement dates for financial reporting purposes with respect to a number of stock option grants made between 1996 and 2006 and improperly accounted for the mispriced options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and Statement of Accounting Standards No. 123R, “Share-Based Payment.” As a result, the cumulative impact to the Company’s financial results over this period totals approximately $35.7 million, the majority of which is non-cash in nature. The special subcommittee determined that these errors were the result of date selection methods, internal control deficiencies and the misapplication of technical accounting provisions. The special subcommittee did not find that these errors were the result of fraud, self-interest on the part of management or members of the Board of Directors or intent to misstate the Company’s financial statements.

The Company believes that this amount is immaterial to all prior periods. However, the cumulative amount would be material to the current year if corrected in the current year and, therefore, the Company will restate its financial statements for the years 2001 through 2005, each quarter in 2005 and the first quarter of 2006. All necessary restatements will be reflected in this filing as well as in future filings. The effect of this restatement on the years 2001 through 2005 is approximately $5.3 million, $4.5 million, $4.1 million, $3.3 million and $4.9 million, respectively, representing an estimated percentage to after-tax net income of 3.2%, 1.9%, 0.9%, 0.9% and 1.0%, respectively. The effect of this restatement on the first, second, third and fourth quarters of 2005 and the first quarter of 2006 is approximately $1.7 million, $1.3 million, $1.1 million, $0.9 million and $1.9 million, respectively, resulting in a change to reported net income of approximately 2.1%, 0.9%, 0.7%, 0.8% and 2.7%, respectively.

See Note 2 to the Condensed Consolidated Financial Statements – Restatement of Consolidated Financial Statements for details of the impact of this restatement on the three and six months ended June 30, 2005. All amounts impacted by the aforementioned restatement are properly restated below.

Operations

Mortgage originations decreased in the second quarter of 2006 when compared with the same period of the prior year. However, as a result of increases in market share and in the average revenues per title order closed at the Company’s title insurance operations, as well as acquisition activity and organic growth at the Company’s specialty insurance, property information and risk mitigation and business solutions segments, total operating revenues increased when compared with the second quarter of 2005. Profits for the quarter were negatively impacted by a $155.0 million pretax charge resulting from reserve strengthening at the Company’s title insurance operations. This charge reflects adverse claims development primarily for policy years 2002 through 2005. More specifically, the number of claims reported to the Company from title insurance policies issued in those years was significantly higher than the number previously estimated by the Company. In addition, the Company’s management placed a greater weight on the estimated likely loss exposure determined by the actuary, which is based on historical claim payment patterns and incurred loss patterns and less weight on current trends, such as the impact of refinance activity, given the increase in fixed and adjustable mortgage rates in the first half of 2006. Also impacting the results for the quarter was a $30.5 million charge for certain title insurance regulatory/litigation matters and continued investments in new business initiatives. Operating revenues for the three and six months ended June 30, 2006 were $2.10 billion and $4.05 billion, respectively. Operating revenues for the three and six months ended June 30, 2005 were $1.92 billion and $3.59 billion, respectively. Net income for the three and six months ended June 30, 2006 was $25.5 million, or $0.26 per diluted share, and $93.3 million, or $0.94 per diluted share, respectively. Net income for the three and six months ended June 30, 2005 (as restated), was $138.3 million, or $1.41 per diluted share, and $215.8 million, or $2.24 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change
Financial Services:
Title Insurance:
Direct operations	$806,979	$740,203	9.0	$1,492,301	$1,352,220	10.4
Agency operations	747,685	681,634	9.7	1,488,064	1,281,101	16.2

	1,554,664	1,421,837	9.3	2,980,365	2,633,321	13.2
Specialty Insurance	77,181	63,785	21.0	151,754	124,294	22.1

	1,631,845	1,485,622	9.8	3,132,119	2,757,615	13.6

Information Technology:
Mortgage Information	137,643	150,499	(8.5)	272,069	292,972	(7.1)
Property Information	144,649	131,834	9.7	279,550	246,627	13.3
Risk Mitigation and Business Solutions	204,470	161,253	26.8	398,191	299,443	33.0

	486,762	443,586	9.7	949,810	839,042	13.2

Eliminations	(18,194)	(4,309)	—	(29,543)	(8,200)	—

Total	$2,100,413	$1,924,899	9.1	$4,052,386	$3,588,457	12.9

Financial Services. Operating revenues from direct title operations increased 9.0% and 10.4% for the three and six months ended June 30, 2006, respectively, when compared with the same periods of the prior year. These increases were primarily due to increases in the average revenues per order closed, offset in part by decreases in the number of title orders closed. The average revenues per order closed were $1,665 and $1,639 for the three and six months ended June 30, 2006, respectively, increases of 19.7% and 20.1% when compared with the same periods of the prior year. These increases were primarily due to a decreased mix of lower-premium refinance transactions and an increase in higher-premium resale and commercial activity. The Company’s direct operations closed 484,700 and 910,700 title orders during the current three and six month periods, respectively, decreases of 8.9% and 8.1% when compared with the same periods of the prior year. These decreases were primarily due to the decline in mortgage originations, offset in part by market share gains that resulted from organic growth and acquisitions. Operating revenues from agency operations increased 9.7% and 16.2% for the three and six months ended June 30, 2006, respectively, when compared with the same periods of the prior year. These increases were primarily due to the same factors affecting direct title operations as well as the timing of the reporting of agency remittances.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $59.7 million and $132.4 million for the three and six months ended June 30, 2006, respectively.

Information Technology. Mortgage information operating revenues decreased $12.9 million and $20.9 million for the three and six months ended June 30, 2006, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the decline in mortgage originations and increases in estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds, which resulted in the deferral of a larger portion of tax service fees we receive related to the portfolio of contracts we manage. Operating revenues for the property information segment increased $12.8 million, or 9.7% and $32.9 million, or 13.3%, for the three and six months ended June 30, 2006, respectively, when compared with the same periods of the prior year. These increases were primarily due to the continued strength in this segment’s subscription-based information businesses, increased appraisal revenues resulting from market share growth and $0.9 million and $7.3 million of operating revenues contributed by new acquisitions for the respective periods, offset in part by the effects of the slowdown in mortgage originations. Risk mitigation and business solutions operating revenues increased $43.2 million, or 26.8% and $98.7 million, or 33.0% for the three and six months ended June 30, 2006, respectively, when compared with the same periods of the prior year. These increases were primarily due to $38.0 million and $82.3 million of operating revenues contributed by new acquisitions (which does not include the contribution to First Advantage Corporation of the Company’s credit information segment) for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $60.0 million and $110.1 million for the three and six months ended June 30, 2006, respectively, representing increases of $5.0 million, or 9.1%, and $15.8 million, or 16.7%, when compared with the same periods of the prior year. These increases resulted primarily from increases in interest and dividend income, offset in part by reductions in earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $7.3 million and $8.4 million for the three and six months ended June 30, 2006, respectively, compared with $2.4 million and $2.8 million for the three and six months ended June 30, 2005, respectively. These amounts represent realized gains associated with the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the financial services group, which primarily reflects the title insurance segment, were $464.5 million and $924.7 million for the three and six months ended June 30, 2006, respectively, increases of $18.8 million, or 4.2%, and $82.5 million, or 9.8%, when compared with the same periods of the prior year. Excluding new acquisitions, salaries and other personnel costs decreased $2.0 million, or 0.5% and increased $40.5 million, or 4.8% for the three and six months ended June 30, 2006, respectively. The decrease for the current three month period primarily reflects staff reductions commensurate with the decrease in order volume. The increase for the six month period was primarily due to the relatively high staffing levels present towards the latter part of 2005 and the beginning of 2006, which were necessary to service the record-setting title order volume processed during 2005. As order volumes decreased, the Company began adjusting staffing levels to match new order counts. As a percentage of operating revenues, salaries and other personnel costs were 28.5% and 29.5% for the three and six months ended June 30, 2006, respectively, down from 30.0% and 30.5% for the same periods of the prior year.

Agents retained $597.9 million and $1.20 billion of title premiums generated by agency operations for the three and six months ended June 30, 2006, respectively, which compares with $539.7 million and $1.03 billion for the same periods of the prior year. The percentage of title premiums retained by agents increased to 80.4% for the current six-month period, up from 80.1% for the same period of the prior year due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the financial services group, which primarily reflect the title insurance segment, were $304.0 million and $546.5 million for the three and six months ended June 30, 2006, respectively, increases of $65.6 million, or 27.5%, and $92.5 million, or 20.4%, when compared with the same periods of the prior year. These increases were primarily due to $23.1 million and $44.3 million of other operating expenses associated with new acquisitions for the respective periods and the $30.5 million regulatory/litigation charge taken in the second quarter of 2006. Excluding these items, other operating expenses for the Financial Services group increased $14.5 million, or 6.1% and $20.2 million, or 4.5%, for the three and six months ended June 30, 2006, when compared with the same periods of the prior year. As a percentage of operating revenues, other operating expenses were 16.8% and 16.5% for the three and six months ended June 30, 2006 (excluding the regulatory/litigation charge), and 16.0% and 16.5% for the same periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 10.5% for the current six-month period and 4.1% for the same period of the prior year. The rate for the full year of 2005 was 5.0%. The increase in this rate was primarily due to the reserve strengthening adjustment described below.

During the current period the Company recorded a $155.0 million title insurance reserve strengthening adjustment. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, which became evident during the current period and was included in the mid-year actuarial analysis performed by the Company’s independent actuaries. In addition, given the increase in short and long term interest rates during the first half of 2006, as well as the resulting increase in fixed and adjustable mortgage rates, the Company’s management believes that claims development patterns for policy years 2003 through 2005 may extend. Given the increase in claims frequency that became apparent during the period and the potential extension of claims development patterns, management has placed greater weight on the historical claim payment patterns (which do not fully reflect the potential impact of refinance activity) in determining the appropriate IBNR reserve. Management continues to believe that some adjustment to historical claim development patterns is appropriate to make to policy years 2002 through 2005, however, management has lowered the degree of the adjustment during the period given the factors described above.

In determining the best estimate of the appropriate IBNR reserve for the second quarter of 2006, management considered the single point estimate of the projected December 31, 2006 IBNR in the mid-year actuarial report, management’s expectations of claims paid and provision for title losses for the balance of 2006, and sensitivity analysis looking at the impact of the shorter tail of fraud claims as well as the shorter overall tail of certain title policies due to the levels of refinance activity and homeowner turnover. It is management’s expectation that the difference between the actuary’s average estimate of likely loss exposure as of December 31, 2006 and the Company’s projected IBNR balance at December 31, 2006 will be between 2 and 5 percent. The difference is due to the impact of the shorter tail of fraud claims as well as the shorter overall tail of claims from certain title policies due to the levels of refinance activity and homeowner turnover.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 46.6% for the current six-month period and 50.0% for the same period of the prior year. This decrease in rate was primarily due to a reduction in the average number of claims incurred per contract as well as contract price increases. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 51.8% for the current six-month period and 57.3% for the same period of the prior year. The rate for the prior year period included high claims activity which resulted from the heavy rains in Southern California experienced during the first quarter of 2005.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $35.0 million and $28.9 million for the six months ended June 30, 2006 and 2005, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.1% and 1.0% for the current six-month period and for the same period of the prior year, respectively.

Information Technology. Information technology personnel and other operating expenses were $359.5 million and $713.2 million for the three and six months ended June 30, 2006, respectively, increases of $37.9 million and $103.3 million when compared with the same periods of the prior year. Excluding acquisition activity, information technology personnel and other operating expenses increased $9.1 million, or 2.8% for the current three-month period and $35.0 million, or 5.7% for the current six-month period. These increases were primarily due to expenses incurred at the property information and risk mitigation and business solutions segments to service the increase in business volume.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income (loss) before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change
	(as restated)			(as restated)
Financial Services:
Title Insurance	$(15,838)	$166,517	(109.5)	$61,954	$246,066	(74.8)
Specialty Insurance	14,819	12,355	19.9	26,846	21,498	24.9

	(1,019)	178,872	(100.6)	88,800	267,564	(66.8)

Information Technology:
Mortgage Information	33,743	41,417	(18.5)	63,326	71,849	(11.9)
Property Information	39,060	41,687	(6.3)	69,710	77,291	(9.8)
Risk Mitigation and Business Solutions	30,757	23,794	29.3	54,949	48,084	14.3

	103,560	106,898	(3.1)	187,985	197,224	(4.7)

Total before corporate expenses	102,541	285,770	(64.1)	276,785	464,788	(40.4)
Corporate expenses	(28,522)	(21,623)	31.9	(67,736)	(48,845)	38.7

Total	$74,019	$264,147	(72.0)	$209,049	$415,943	(49.7)

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions are affected by whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity.

Commencing in the second quarter of 2006, the Company began allocating certain expenses which had previously been reported as corporate expenses to the title insurance, specialty insurance, mortgage information and property information segments. These expenses include costs associated primarily with a supplemental employee retirement plans, stock option expense and certain general expenses. The expenses associated with the supplemental retirement plan and the stock option plan were allocated to each segment based on actual costs. The allocation of certain general expenses was made to the title insurance and specialty insurance segments based on their proportionate contribution to net operating revenues (operating revenues less agent retention, if applicable). Specifically, those segments were allocated expenses associated with the supplemental employee retirement plans, stock option plan and an additional amount equal to 1.0% of their respective net operating revenues. The mortgage and property segments had been receiving corporate expense allocations in an amount equal to 1.0% of their respective net operating revenues; therefore, no additional allocation was made to them. All periods presented above consistently reflect the new allocation policy.

Corporate expenses totaled $28.5 million and $67.7 million for the three and six months ended June 30, 2006, respectively, increases of $6.9 million and $18.9 million when compared with the same periods of the prior year. These increases were primarily due to increased technology costs, audit costs and employee benefit costs, as well as share-based compensation expense resulting from the adoption of SFAS 123R.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 44.2% for the six months ended June 30, 2006, and 41.6% for the same period of the prior year. The increase in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes.

A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $23.2 million and $41.9 million for the three and six months ended June 30, 2006, respectively, decreases of $2.1 million and $4.2 million when compared with the same periods of the prior year. These decreases were primarily attributable to the decrease in operating results of the Company’s joint venture with Experian Information Solutions.

NET INCOME

Net income for the three and six months ended June 30, 2006, was $25.5 million, or $0.26 per diluted share, and $93.3 million, or $0.94 per diluted share, respectively. Net income for the three and six months ended June 30, 2005, was $138.3 million, or $1.41 per diluted share, and $215.8 million, or $2.24 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $274.5 million for the six months ended June 30, 2006, and increased $205.5 million for the six months ended June 30, 2005. The decrease for the current year period was due primarily to cash paid for company acquisitions, purchases of debt and equity securities and capital expenditures, offset in part by cash provided by operating activities. The increase for the prior year period was primarily due to cash provided by operating activities and deposits at the Company’s trust and thrift divisions, offset in part by purchases of debt and equity securities, cash paid for company acquisitions, and capital expenditures.

Notes and contracts payable as a percentage of total capitalization increased to 22.0% at June 30, 2006 from 21.5% at December 31, 2005. This increase was primarily due to an increase in notes payable for the current period.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006 the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and June 30, 2006, the Company had repurchased and retired 3.6 million of its Common shares for a total purchase price of $122.4 million.

Management believes that all of its anticipated operating cash requirements for the immediate future will be met from internally generated funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

The Company is also subject to equity price risk as related to its equity securities, but such risk is immaterial.

Although the Company is subject to foreign currency exchange rate risk as a result of its operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations, and therefore, such risk is immaterial.

There have been no material changes in the Company’s market risks since the filing of its Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of June 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer considered the restatement of the Company’s financial statements discussed in the Current Report on Form 8-K filed by the Company on January 5, 2007 and concluded that a material weakness did not exist as of June 30, 2006.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries have been named in various class action lawsuits related to their title operations. The Company has assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where the Company has determined that a loss is probable, the Company has recorded a reserve in the amount of the estimated loss in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. This reserve totaled $11.0 million at June 30, 2006. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. In October 2005 the trial court denied the Company’s motions to set aside the damage awards, among other matters. An appeal with the United States Circuit Court of Appeals is pending. The Company continues to believe it has strong grounds to overturn this judgment. Pending the outcome of the appeal, the Company reserved in a prior quarter $10.0 million in connection with this matter. This amount represents the Company’s best estimate of the loss based on its assessment of the likely outcome of the appeal.

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. The Company believes it has strong grounds to overturn this judgment and is conducting a vigorous appeal. Pending the outcome of the appeal, the Company has taken a charge to earnings in this quarter of $20.0 million, bringing the total reserve for this case to $25.0 million. This amount represents the Company’s best estimate of the loss based on its assessment of the likely outcome of the appeal.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. In connection with certain of these current matters, the Company established a reserve totaling $3.8 million in the third quarter of 2006. In connection with other of these current matters, the Company established additional reserves of approximately $12.0 million in the fourth quarter of 2006. See Note 15 to the Condensed Consolidated Financial Statements – Subsequent Event. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In the aggregate, however, these audits or investigations could result in changes to the Company’s business practices which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On December 19, 2006 a purported shareholder of the Company named the Company’s entire Board of Directors, certain of its officers and, nominally, the Company in a putative shareholder derivative action. The plaintiff in this case (Young v. Kennedy, et al., Case No. SACV06-1230 JVS (RNBx)), filed in the United States District Court for the Central District of California, asserts causes of action relating to alleged violations of the federal securities laws, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and related violations of the California Corporations Code, in each case in connection with the Company’s prior stock option granting practices and the related accounting and public disclosures surrounding such prior stock option granting practices. The plaintiff seeks, among other things, unspecified damages and disgorgement of profits from the alleged misconduct to be paid to the Company. The plaintiff also seeks the payment of his attorneys’ fees. The Company does not believe that the suit will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company will vigorously defend against this action.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

The Company has updated and restated in subparagraph (a) below the risk factor set forth in subparagraph (b) of Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, has restated in subparagraph (b) below the corresponding risk factor set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005 and has added the risk factors set forth in subparagraphs (c) through (e) below. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 (as updated hereby and in the Form 10-Q for the quarter ended March 31, 2006), the other information contained in the Company’s Form 10-K for the year ended December 31, 2005 (as updated or modified) and the other information contained in this Quarterly Report on Form 10-Q. The Company faces risks other than those listed here and in the Form 10-K for the year ended December 31, 2005 (as updated), including those that are unknown to the Company and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2005, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

(a) Scrutiny of the Company and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry – an industry in which the Company generates a substantial portion of its revenue and earnings – has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition.

Several states, for example, have either begun, or indicated that they will begin, an examination of title insurance rates. These states include California, which, on a revenue basis, is the largest state in which the Company’s title insurance services segment operates. In states where rates are promulgated or otherwise highly regulated, such examinations may ultimately result in a reduction in the rates the Company can charge for title insurance policies. In other states, pressure exerted by governmental entities, competitors, consumers and the media may compel the Company to reduce its rates. A reduction in rates, if not offset by a corresponding reduction in expenses or an increase in market share, may result in decreased profitability.

Governmental entities have inquired into certain practices in the real estate settlement services industry to determine whether the Company or its competitors have violated applicable law, which include, among others, the insurance codes of the various jurisdictions in which we operate and the Real Estate Settlement Procedures Act and similar state laws. Generally, these groups seek monetary damages or other types of recompense. Departments of insurance in the various states also periodically conduct inquiries, generally referred to as “market conduct exams”, into the practices of title insurance companies in their respective jurisdictions. From time to time plaintiffs’ lawyers target the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. All of these types of inquiries may uncover violations of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on the Company’s conduct which could impact its operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues and earnings. The Company expects this trend to continue.

(b) The Company’s earnings may be reduced if acquisition projections are inaccurate

The Company’s earnings have improved in large part because of the Company’s acquisition and integration of businesses. The success or failure of the Company’s acquisitions has depended in large measure upon the accuracy of the Company’s projections. These projections are not always accurate. Inaccurate projections have historically led to lower than expected earnings.

(c) The Staff of the Securities and Exchange Commission is conducting an informal inquiry concerning the Company’s prior stock option practices and this inquiry could require the Company to expend significant resources and result in an unfavorable outcome

Following the Company’s announcement on August 9, 2006 that a special subcommittee of the Company’s Audit Committee was conducting a review of the Company’s historical stock option granting practices, the staff of the Securities and Exchange Commission (SEC) notified the Company that it is conducting an informal inquiry concerning these practices. It is not known when this inquiry will be resolved or what, if any, actions the SEC may take as a result of this inquiry. Response to this inquiry could divert management time and attention away from day-to-day operations and require the expenditure of significant financial resources. An unfavorable outcome could require the Company to pay damages or penalties, or result in other remedies against the Company, any of which could have a material adverse effect on the Company’s business, results of operations, financial position and cash flows.

(d) Pending civil litigation relating to the Company’s prior stock option granting practices could have a material adverse effect on the Company

The Company, its directors and certain of its officers have been named in a putative shareholder derivative action relating to the Company’s prior stock option granting practices. This action is in its preliminary stages and the Company intends to vigorously defend against it. This action, and others that could arise from the Company’s prior stock option granting practices, could divert management time and attention from day-to-day operations, result in significant legal expenses and result in an outcome that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

(e) Actual claims experience could materially vary from the expected claims experience that is reflected in the Company’s reserve for incurred but not reported (IBNR) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 75 percent of claims become known in the five first years of the policy life. Therefore, the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $120.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. On June 26, 2006 the Company announced a further amendment to the plan, increasing the amount of shares available for repurchase under the plan by an additional $300 million. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $500 million of the Company’s issued and outstanding Common shares. As of June 30, 2006, the Company repurchased $122 million (including commissions) of its shares and has the authority to repurchase an additional $378 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1 to April 30, 2006	—	—	—	$400,996,612
May 1 to May 31, 2006	16,600	$42.23	16,600	$400,295,592
June 1 to June 30, 2006	555,000	$40.85	555,000	$377,622,250

Total	571,600	$40.89	571,600	$377,622,250

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 18, 2006. At the meeting, the shareholders of the Company voted to approve the Company’s 2006 Incentive Compensation Plan, allowing the Company to grant various types of stock-based incentive awards to employees and non-employee directors covering a total of up to 4,700,000 of the Company’s Common shares, by a total of 82,017,480 votes for, 5,802,307 votes against (see footnote 1, below) and 554,535 votes abstaining.

The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting at the annual meeting with respect to each nominee. All nominees were elected.

Name of Nominee	Votes For (1)	Votes Withheld (1)
George L. Argyros	87,356,717	1,017,605
Gary J. Beban	86,950,357	1,423,965
J. David Chatham	84,538,616	3,835,706
William G. Davis	80,515,523	7,858,799
James L. Doti	85,925,785	2,448,537
Lewis W. Douglas, Jr.	85,921,073	2,453,249
D. P. Kennedy	85,867,156	2,507,166
Parker S. Kennedy	86,033,961	2,340,361
Frank O’Bryan	85,867,036	2,507,286
Roslyn B. Payne	86,430,042	1,944,281
D. Van Skilling	84,998,594	3,375,728
Herbert B. Tasker	86,341,840	2,032,482
Virginia Ueberroth	86,417,712	1,956,610
Mary Lee Widener	85,886,718	2,487,604

(1)	Due to an error by an unaffiliated service provider, certain proxy statements were not delivered to their intended recipients, including participants of the First Advantage Corporation 401(k) Savings Plan holding Company Common shares through their plan accounts. Two plan participants did receive their proxy materials and voted “For” the adoption of the 2006 Incentive Compensation Plan and “For” each of the director nominees. As a result of the mandatory mirror voting requirements applicable to shares held under that plan, this resulted in 333,366 shares being originally tabulated “For” adoption of the 2006 Incentive Compensation Plan and “For” each of the nominees, even though the participants entitled to vote such shares did not receive the proxy materials. The service provider subsequently notified the Company of the error and the tabulations above reflect the 333,366 shares to have been voted “Against” the adoption of the 2006 Incentive Compensation Plan and “Withheld” from each of the nominees.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Frank V. McMahon
Frank V. McMahon
Date: January 8, 2007	Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
(10)(a)	The First American Corporation 2006 Equity Compensation Plan, incorporated by reference herein from Appendix A to the Definitive Proxy Statement filed on April 6, 2006.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.