Form 10-Q
period 2006-09-30
FIRST AMERICAN CORP
filed 2007-01-08
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Item 1A and Items 3 – 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO PENSION PLAN CONTRIBUTIONS; THE DIFFERENCE BETWEEN THE COMPANY’S ACTUARY’S ESTIMATE OF LIKELY LOSS EXPOSURE AND THE COMPANY’S PROJECTED IBNR BALANCE; THE EFFECT OF CLASS ACTIONS, OTHER LITIGATION, INVESTIGATIONS AND REGULATORY MATTERS; AND CASH REQUIREMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; THE COMPANY’S CONTINUED ABILITY TO IDENTIFY BUSINESSES TO BE ACQUIRED; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 AND IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORTS ON FORM 10-Q FOR THE RESPECTIVE QUARTERS ENDED MARCH 31, 2006 AND JUNE 30, 2006, IN ALL CASES AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
		(as restated)
Assets
Cash and cash equivalents	$1,372,577	$1,561,144

Accounts and accrued income receivable, net	564,279	486,933

Income taxes receivable	13,572	—

Investments:
Deposits with savings and loan associations and banks	128,231	90,383
Debt securities	1,101,434	1,100,728
Equity securities	50,229	47,101
Other long-term investments	556,195	394,367

	1,836,089	1,632,579

Loans receivable, net	101,252	94,812

Property and equipment, net	722,852	685,522

Title plants and other indexes	570,361	539,083

Goodwill	2,294,477	2,092,612

Other intangible assets, net	266,640	247,117

Other assets	280,959	258,839

	$8,023,058	$7,598,641

Liabilities and Stockholders’ Equity
Demand deposits	$721,393	$693,175
Accounts payable and accrued liabilities	979,937	1,027,893
Deferred revenue	755,127	762,157
Reserve for known and incurred but not reported claims	921,418	671,054
Income taxes payable	2,847	17,386
Deferred income taxes	—	13,009
Notes and contracts payable	889,838	848,569
Deferrable interest subordinated notes	100,000	100,000

	4,370,560	4,133,243

Minority interests in consolidated subsidiaries	496,756	459,665

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized - 500 shares; outstanding - none
Common stock, $1 par value:
Authorized - 180,000 shares
Outstanding - 95,999 and 95,860 shares	95,999	95,860
Additional paid-in capital	973,702	956,720
Retained earnings	2,210,828	2,078,969
Accumulated other comprehensive loss	(124,787)	(125,816)

	3,155,742	3,005,733

	$8,023,058	$7,598,641

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues
Operating revenues	$2,106,322	$2,103,153	$6,158,708	$5,691,610
Investment and other income	61,230	58,196	171,333	152,527
Gain on stock issued by a subsidiary	478	5,283	8,914	8,049
Net realized investment (losses)gains	(58)	1,550	(11)	4,455

	2,167,972	2,168,182	6,338,944	5,856,641

Expenses
Salaries and other personnel costs	646,033	629,012	1,926,613	1,780,071
Premiums retained by agents	622,898	607,239	1,819,095	1,632,863
Other operating expenses	494,132	461,064	1,416,881	1,240,415
Provision for policy losses and other claims	131,257	126,186	527,361	316,820
Depreciation and amortization	51,856	38,049	150,514	110,998
Premium taxes	17,584	16,954	52,550	45,897
Interest	17,320	15,647	49,989	39,603

	1,981,080	1,894,151	5,943,003	5,166,667

Income before income taxes and minority interests	186,892	274,031	395,941	689,974
Income taxes	72,900	100,900	146,800	254,900

Income before minority interests	113,992	173,131	249,141	435,074
Minority interests	23,563	25,139	65,436	71,246

Net income	90,429	147,992	183,705	363,828

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	7,798	(2,452)	1,028	(4,803)
Minimum pension liability adjustment	—	—	—	—

	7,798	(2,452)	1,028	(4,803)

Comprehensive income	$98,227	$145,540	$184,733	$359,025

Net income per share (Note 6):
Basic	$0.94	$1.55	$1.91	$3.88

Diluted	$0.92	$1.50	$1.86	$3.75

Cash dividends per share	$.18	$.18	$.54	$.54

Weighted average number of shares (Note 6):
Basic	96,054	95,341	96,159	93,852

Diluted	98,482	98,768	98,878	97,307

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$183,705	$363,828

Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	527,361	316,820
Depreciation and amortization	150,514	110,998
Minority interests in net income	65,436	71,246
Net realized investment gains	(8,903)	(12,504)
Stock-based compensation expense	21,027	1,541
Other, net	(30,864)	(49,413)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(268,932)	(259,056)
Net change in income tax accounts	(41,006)	153,914
Increase in accounts and accrued income receivable	(62,701)	(78,000)
Decrease in accounts payable and accrued liabilities	(81,446)	56,689
(Decrease) increase in deferred revenue	(8,263)	20,781
Other, net	(26,320)	(56,673)

Cash provided by operating activities	419,608	640,171

Cash flows from investing activities:
Net cash effect of company acquisitions	(216,439)	(210,820)
Net (increase) decrease in deposits with banks	(37,242)	5,496
Net (increase) decrease in loans receivable	(6,440)	8,892
Purchases of debt and equity securities	(218,552)	(512,497)
Proceeds from sales of debt and equity securities	78,228	48,767
Proceeds from maturities of debt securities	146,358	118,535
Net decrease in other investments	(44,447)	41,199
Capital expenditures	(159,112)	(136,363)
Purchases of capitalized data	(17,862)	(15,908)
Proceeds from sale of property and equipment	3,460	6,913

Cash used for investing activities	(472,048)	(645,786)

Cash flows from financing activities:
Net change in demand deposits	28,218	391,904
Proceeds from issuance of debt	85,634	142,166
Repayment of debt	(123,160)	(160,058)
Repurchase of company stock	(46,518)	(36,941)
Proceeds from exercise of stock options	5,779	39,433
Proceeds from the issuance of stock to employee benefit plans	5,684	6,274
Contributions from minority shareholders	—	10,700
Distributions to minority shareholders	(39,951)	(47,857)
Cash dividends	(51,813)	(47,782)

Cash (used) provided by financing activities	(136,127)	297,839

Net (decrease) increase in cash and cash equivalents	(188,567)	292,224
Cash and cash equivalents - Beginning of year	1,561,144	1,336,643

- End of the period	$1,372,577	$1,628,867

Supplemental information:
Cash paid during the period for:
Interest	$52,161	$36,857
Premium taxes	$53,263	$44,931
Income taxes	$183,678	$88,154
Noncash investing and financing activities:
Shares issued for employee benefit plans	—	$119,117
Shares issued in repayment of convertible debt	$279	$—
Liabilities incurred in connection with company acquisitions	$112,438	$108,005
Company acquisitions in exchange for common stock	$31,857	$88,005

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2005 (as restated)	95,860	$95,860	$956,720	$2,078,969	$(125,816)	$3,005,733
Net income for nine months ended September 30, 2006				183,705		183,705
Dividends on common shares				(51,846)		(51,846)
Purchase of Company shares	(1,158)	(1,158)	(45,360)			(46,518)
Conversion of debt	9	9	270			279
Shares issued in connection with company acquisitions	806	806	31,051			31,857
Shares issued in connection with option, benefit and savings plans	482	482	10,981			11,463
Share-based compensation expense			20,040			20,040
Other comprehensive loss					1,029	1,029

Balance at September 30, 2006	95,999	$95,999	$973,702	$2,210,828	$(124,787)	$3,155,742

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

On January 4, 2007, the Company announced that the special subcommittee of its Audit Committee completed its review of the Company’s historical stock option granting practices and related tax and accounting matters. In the course of its four month review, the special subcommittee conducted an extensive investigation and evaluated all option grants made under the Company’s 1996 Stock Option Plan, 1997 Director’s Stock Plan and 2006 Incentive Compensation Plan. The special subcommittee determined that the Company used incorrect measurement dates for financial reporting purposes with respect to a number of stock option grants made between 1996 and 2006 and improperly accounted for the mispriced options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and FAS 123R, “ Share-Based Payment”. As a result, the cumulative impact to the Company’s financial results over this period totaled approximately $35.7 million, the majority of which is non-cash in nature. The special subcommittee determined that these errors were the result of date selection methods, internal control deficiencies and the misapplication of technical accounting provisions. The special subcommittee did not find that these errors were the result of fraud, self-interest on the part of management or members of the Board of Directors or intent to misstate the Company’s financial statements.

The Company believes that the impact of the above referenced error is immaterial to all prior periods. However, the cumulative amount would be material to 2006 if corrected in the current year and, therefore, the Company will restate its financial statements for the years 2001 through 2005, each quarter in 2005 and the first quarter of 2006. All restatements will be reflected in this filing and future filings. The effect of this restatement on the years 2001 through 2005 is a reduction in net income of approximately $5.3 million, $4.5 million, $4.1 million, $3.3 million and $4.9 million, respectively, representing an estimated percentage to net income previously reported of 3.2%, 1.9%, 0.9%, 0.9% and 1.0%, respectively. The effect of this restatement on the first, second, third and fourth quarters of 2005 and the first quarter of 2006 is a reduction in net income of approximately $1.7 million, $1.3 million, $1.1 million, $0.9 million and $1.9 million, respectively, resulting in a change to net income previously reported of approximately 2.1%, 0.9%, 0.7%, 0.8% and 2.7%, respectively.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2005 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,2005	September 30,2005	September 30, 2005	September 30, 2005
	(as reported)	(as restated)	(as reported)	(as restated)
Salaries and other personnel costs	$628,559	$629,012	$1,778,531	$1,780,071
Other operating expenses	$460,366	$461,064	$1,237,713	$1,240,415
Interest	$15,468	$15,647	$39,196	$39,603
Income before income taxes and minority interests	$275,361	$274,031	$694,623	$689,974
Income taxes	$101,100	$100,900	$255,600	$254,900
Income before minority interests	$174,261	$173,131	$439,023	$435,074
Net income	$149,122	$147,992	$367,777	$363,828
Comprehensive income	$146,670	$145,540	$362,974	$359,025
Basic net income per share	$1.56	$1.55	$3.92	$3.88
Diluted net income per share	$1.51	$1.50	$3.79	$3.75

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheet as of March 31, 2006 and December 31, 2005 (in thousands):

	As of March 31, 2006		As of December 31, 2005
	(as reported)	(as restated)	(as reported)	(as restated)
Additional paid-in capital	$917,397	$961,812	$923,237	$956,720
Retained earnings	$2,165,718	$2,130,159	$2,113,266	$2,078,969
Accounts payable and accrued liabilities	$833,674	$840,817	$1,021,554	$1,027,893
Deferred income taxes	$30,085	$23,576	$18,534	$13,009

Note 3 – Escrow Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $7.4 billion and $6.2 billion at September 30, 2006 and December 31, 2005, respectively, of which $671.8 million and $639.9 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $142.1 million and $75.6 million included in cash and cash equivalents and $529.6 million and $564.3 million included in debt securities at September 30, 2006 and December 31, 2005, respectively. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.2 billion and $3.0 billion at September 30, 2006 and December 31, 2005, respectively and were held at the Company’s trust division. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2006, is as follows:

(in thousands)	Balance as of December 31, 2005	Acquired During the Period	Post Acquisition Adjustments	Balance as of September 30, 2006
Financial Services:
Title Insurance	$582,542	$149,716	$2,144	$734,402
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	590,495	4,250	2,758	597,503
Property Information	277,694	—	(144)	277,550
Risk Mitigation and Business Solutions	622,087	40,621	2,520	665,228

	$2,092,612	$194,587	$7,278	$2,294,477

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

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. There have been no impairments of goodwill during the nine months ending September 30, 2006. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
Covenants not to compete	$50,844	$47,696
Customer lists	254,151	212,375
Trademarks and licenses	48,123	44,213

	353,118	304,284
Accumulated amortization	(86,478)	(57,167)

	$266,640	$247,117

Amortization expense for other finite-lived intangible assets, with definite lives ranging from three to ten years, was $29.5 million and $17.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

(in thousands) Year

Remainder of 2006	$11,217
2007	$40,893
2008	$37,158
2009	$35,472
2010	$33,147

Note 6 – Earnings Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
		(as restated)		(as restated)
Numerator:
Net Income - numerator for basic net income per share	$90,429	$147,992	$183,705	$363,828
Effect of dilutive securities convertible debt - interest expense (net of tax)	190	209	586	644
Effect of subsidiary potential dilutive shares	(13)	—	(489)	—

Net Income - numerator for dilutive net income per share	$90,606	$148,201	$183,802	$364,472

Denominator:
Weighted average shares-denominator for basic net income per share	96,054	95,341	96,159	93,852
Effect of dilutive securities:
Employee stock options and restricted common shares	1,853	2,784	2,125	2,795
Convertible debt	575	643	594	660

Denominator for diluted net income per share	98,482	98,768	98,878	97,307

Basic net income per share	$0.94	$1.55	$1.91	$3.88

Diluted net income per share	$0.92	$1.50	$1.86	$3.75

For the three and nine months ended September 30, 2006, 1.0 million and 0.9 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months ended September 30, 2005, there were no antidilutive stock options that were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2005, six thousand stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 7 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Expense:
Service Cost	$2,454	$4,201	$7,364	$12,614
Interest Cost	7,380	6,258	22,146	18,702
Expected return on plan assets	(4,571)	(4,262)	(13,712)	(12,787)
Amortization of prior service cost (benefit)	6	(398)	19	(1,189)
Amortization of net loss	4,019	2,940	12,060	8,877

	$9,288	$8,739	$27,877	$26,217

The Company has contributed $34.5 million to its pension plans for the nine months ended September 30, 2006 and expects to contribute an additional $9.0 million during the remainder of 2006. These contributions are both those required by funding regulations as well as benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which establishes standards for share-based awards for employee services and requires companies to expense the grant-date fair value of these awards (with limited exceptions) over the requisite employee service period. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. Share-based compensation expense included in salaries and other personnel costs recognized during the three and nine months ended September 30, 2006 was $5.7 million or $0.04 per diluted share and $21.0 million or $0.14 per diluted share, respectively. This amount includes expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 as well as share-based awards granted during the nine months ended September 30, 2006.

Pro forma net income and earnings per share for the three and nine months ended September 30, 2005, had the Company determined compensation expense based on the fair value of the stock options at grant date, are as follows:

(in thousands, except per share amounts)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(as restated)	(as restated)
Net income:
Net income, as restated	$147,992	$363,828
Add: APB No. 25 compensation recognized, net of tax	294	1,001
Less: stock based compensation expense, net of tax	(2,724)	(8,404)

Pro forma net income	$145,562	$356,425

Earnings per share:
As restated
Basic	$1.55	$3.88
Diluted	$1.50	$3.75
Pro forma
Basic	$1.53	$3.80
Diluted	$1.48	$3.67

Commencing with the effective date, the Company transitioned from the Black-Scholes option model to a binomial lattice model to estimate the fair value of new employee stock options on the date of the grant. The Company believes that the binomial lattice option pricing model provides a more refined estimate of the fair value of the stock options. Options granted prior to January 1, 2006 were valued using the Black Scholes option-pricing model. The following assumptions were used in valuing the options granted during the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,
	2006	2005
		(as restated)
Risk free average interest rate	4.53%	4.62%
Dividend yield	1.67%	1.96%
Volatility	25%	40%
Expected life (years)	4.45	5.64
Weighted average grant-date fair value for options granted	$9.60	$13.86
Weighted average grant-date fair value for options vested	$8.65	$8.23

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

As of September 30, 2006, there was $18.9 million of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.24 years. In addition, the Company’s publicly-traded subsidiary, First Advantage Corporation, has $12.5 million of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.6 years. Cash received from the exercise of stock options for the nine months ended September 30, 2006 and 2005 totaled $5.8 million and $39.4 million, respectively.

The following table summarizes stock option activity related to the Company’s plans for the nine months ended September 30, 2006:

	Number outstanding	Weighted-average exercise price	Average remaining life in years	Aggregate intrinsic value
	(in thousands, except weighted-average exercise price)
	(as restated)	(as restated)
Balance at December 31, 2005	5,935	$25.41
Granted during 2006	695	$43.32
Exercised during 2006	(323)	$18.40
Forfeited during 2006	(86)	$22.89

Balance at September 30, 2006	6,221	$27.81	5.9	$94,535

Vested and expected to vest at September 30, 2006	6,212	$27.54	5.9	$94,455

Exercisable at September 30, 2006	3,352	$21.78	4.0	$69,220

Total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was $7.6 million and $45.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Nonvested stock option activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted-average grant-date fair value
	(in thousands, except weighted- average grant-date fair value)
	(as restated)	(as restated)
Nonvested options outstanding at December 31, 2005	3,081	$12.04
Granted during 2006	695	$9.60
Vested during 2006	(878)	$11.28
Forfeited during 2006	(30)	$11.23

Nonvested options outstanding at September 30, 2006	2,868	$11.70

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

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognized an expense of $1.2 million for the nine months ended September 30, 2006.

The impact of the adoption of SFAS 123R of the Company’s consolidated publicly-traded subsidiary, First Advantage, have been included in the Company’s consolidated financial statements. Disclosures related to the assumptions used by First Advantage to value its stock options have not been included and can be found in its Form 10-Q for the corresponding period.

Note 9 – Business Combinations

During the nine months ended September 30, 2006, the Company completed 44 acquisitions. These acquisitions were not material, individually or in the aggregate. Of these acquisitions 34 have been included in the Company’s title insurance segment, 1 in the Company’s mortgage information segment and 9 in the Company’s risk mitigation and business solutions segment. The aggregate purchase price for the 35 acquisitions included in the Company’s title insurance and mortgage information segments was $110.4 million in cash, $78.1 million in notes payable and 806,400 shares of the Company’s common stock valued at $31.9 million. The 9 acquisitions included in the Company’s risk mitigation and business solutions segment were completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for these acquisitions was $31.0 million in cash, $5.6 million in notes payable $3.2 million in deferred payments and 411,300 shares, valued at $9.7 million, of First Advantage’s class A common stock. In accounting for the First Advantage shares issued in these acquisitions, the Company recorded a pretax gain of $8.9 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 44 acquisitions, the Company recorded approximately $195.5 million of goodwill and $45.9 million of intangible assets with definite lives.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could change the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended September 30, 2006.

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

For the three months ended September 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,595,810	$117,705	$20,764	$29,987
Specialty Insurance	83,111	14,476	453	1,322

	1,678,921	132,181	21,217	31,309

Information Technology:
Mortgage Information	129,946	28,494	4,977	5,469
Property Information	162,432	40,186	10,420	19,980
Risk Mitigation and Business Solutions	212,914	31,534	9,640	7,399

	505,292	100,214	25,037	32,848

	2,184,213	232,395	46,254	64,157
Corporate	1,008	(45,503)	5,602	3,892
Eliminations	(17,249)	—	—	—

	$2,167,972	$186,892	$51,856	$68,049

For the three months ended September 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
		(as restated)
Financial Services:
Title Insurance and Services	$1,618,340	$180,593	$14,906	$15,369
Specialty Insurance	78,873	12,801	573	398

	1,697,213	193,394	15,479	15,767

Information Technology:
Mortgage Information	153,616	34,745	5,815	658
Property Information	146,722	42,550	7,355	8,836
Risk Mitigation and Business Solutions	170,248	26,418	7,135	5,099

	470,586	103,713	20,305	14,593

	2,167,799	297,107	35,784	30,360
Corporate	4,836	(23,076)	2,265	5,554
Eliminations	(4,453)	—	—	—

	$2,168,182	$274,031	$38,049	$35,914

For the nine months ended September 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$4,662,758	$179,659	$57,570	$61,940
Specialty Insurance	243,426	41,322	1,462	4,810

	4,906,184	220,981	59,032	66,750

Information Technology:
Mortgage Information	405,198	91,820	16,252	10,808
Property Information	452,593	109,896	29,369	46,316
Risk Mitigation and Business Solutions	613,350	86,483	28,323	20,744

	1,471,141	288,199	73,944	77,868

	6,377,325	509,180	132,976	144,618
Corporate	8,411	(113,239)	17,538	14,495
Eliminations	(46,792)	—	—	—

	$6,338,944	$395,941	$150,514	$159,113

For the nine months ended September 30, 2005:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
		(as restated)
Financial Services:
Title Insurance and Services	$4,316,718	$426,660	$43,049	$69,548
Specialty Insurance	210,421	34,299	1,669	967

	4,527,139	460,959	44,718	70,515

Information Technology:
Mortgage Information	450,277	106,594	18,213	9,996
Property Information	409,466	119,841	20,970	22,521
Risk Mitigation and Business Solutions	474,971	74,500	18,951	11,473

	1,334,714	300,935	58,134	43,990

	5,861,853	761,894	102,852	114,505
Corporate	7,441	(71,920)	8,146	21,858
Eliminations	(12,653)	—	—	—

	$5,856,641	$689,974	$110,998	$136,363

Note 11 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various class action lawsuits related to their title operations. The Company has assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where the Company has determined that a loss is probable, the Company has recorded a reserve in the amount of the estimated loss in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” This reserve totaled $11.0 million at September 30, 2006. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. The Company believes it has strong grounds to overturn this judgment and is conducting a vigorous appeal. Pending the outcome of the appeal, the Company has taken a charge to earnings in prior quarters totaling $25.0 million. This amount represents the Company’s best estimate of the loss based on its assessment of the likely outcome of the appeal.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. In connection with certain of these current matters, the Company established a reserve totaling $3.8 million in the third quarter of 2006. In connection with other of these current matters, the Company established additional reserves of approximately $12.0 million in the fourth quarter of 2006. See Note 15 - Subsequent Event. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In the aggregate, however, these audits or investigations could result in changes to the Company’s business practices which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 12 – Stockholders’ Equity

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006 the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and September 30, 2006, the Company had repurchased and retired 3.9 million of its Common shares for a total purchase price of $133.7 million.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	as of September 30, 2006		as of December 31, 2005
Known claims	$134,457	14.6%	$117,075	17.5%
IBNR	707,691	76.8%	477,871	71.2%

Total title claims	842,148	91.4%	594,946	88.7%
Non-title claims	79,270	8.6%	76,108	11.3%

Total loss reserves	$921,418	100.0%	$671,054	100.0%

During the second quarter of 2006, the Company recorded a $155.0 million title insurance reserve strengthening adjustment. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, which became evident during the current period and was included in the mid-year actuarial analysis performed by the Company’s independent actuaries. In addition, given the increase in short and long term interest rates during the first half of 2006, as well as the resulting increase in fixed and adjustable mortgage rates, the Company’s management believes that claims development patterns for policy years 2003 through 2005 may extend. Given the increase in claims frequency that became apparent during the period and the potential extension of claims development patterns, management has placed greater weight on the historical claim payment patterns (which do not fully reflect the potential impact of refinance activity) in determining the appropriate IBNR reserve. Management continues to believe that some adjustment to historical claim development patterns is appropriate to make to policy years 2002 through 2005, however, management has lowered the degree of the adjustment during the period given the factors described above.

In determining the best estimate of the appropriate IBNR reserve, management considered the single point estimate of the projected December 31, 2006, IBNR in the mid-year actuarial report, management’s expectations of claims paid and provision for title losses for the balance of 2006, and sensitivity analysis looking at the impact of the shorter tail of fraud claims as well as the shorter overall tail of certain title policies due to the levels of refinance activity and homeowner turnover. It is management’s expectation that the difference between the actuary’s average estimate of likely loss exposure as of December 31, 2006 and the Company’s IBNR balance at December 31, 2006 will be between 2 and 5 percent. The difference is due to the impact of the shorter tail of fraud claims as well as the shorter overall tail of claims from certain title policies due to the levels of refinance activity and homeowner turnover.

Note 15 – Subsequent Event

In the fourth quarter of 2006, the Company established a reserve of approximately $12.0 million in connection with certain regulatory matters involving the Company’s title insurance business. This reserve, which will be charged to the Company’s title insurance and services segment, covers loss contingencies resulting from investigations being conducted by governmental entities and which the Company has determined to be probable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. During the second quarter of 2006, the Company enhanced the disclosures surrounding its critical accounting policy related to the provision for title losses, as follows:

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

The second step of the process is to use a third party actuary. Generally, twice a year, the actuary identifies a range of reserve estimates for IBNR, a single point estimate for IBNR, as well as loss rates that reflect the total projected ultimate loss by policy year as a percentage of that year’s title insurance operating revenues. The actuarial report is primarily based on the company’s historical claim payment and incurred loss patterns. It does not fully reflect current trends (such those described above) that may impact future claims development.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	as of September 30, 2006		as of December 31, 2005
Known claims	$134,457	14.6%	$117,075	17.5%
IBNR	707,691	76.8%	477,871	71.2%

Total title claims	842,148	91.4%	594,946	88.7%
Non-title claims	79,270	8.6%	76,108	11.3%

Total loss reserves	$921,418	100.0%	$671,054	100.0%

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

The special subcommittee determined that the Company used incorrect measurement dates for financial reporting purposes with respect to a number of stock option grants made between 1996 and 2006 and improperly accounted for the mispriced options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and Statement of Accounting Standards No. 123R, “Share-Based Payment”. As a result, the cumulative impact to the Company’s financial results over this period totaled $35.7 million, the majority of which is non-cash in nature. The special subcommittee determined that these errors were the result of date selection methods, internal control deficiencies and the misapplication of technical accounting provisions. The special subcommittee did not find that these errors were the result of fraud, self-interest on the part of management or members of the Board of Directors or intent to misstate the Company’s financial statements.

The Company believes that the impact of the above referenced error is immaterial to all prior periods. However, the cumulative amount would be material to the current year if corrected in the current year and, therefore, the Company will restate its financial statements for the years 2001 through 2005, each quarter in 2005 and the first quarter of 2006. All restatements will be reflected in this filing as well as future filings. The effect of this restatement on the years 2001 through 2005 is approximately $5.3 million, $4.5 million, $4.1 million, $3.3 million and $4.9 million, respectively, representing an estimated percentage to after-tax net income of 3.2%, 1.9%, 0.9%, 0.9% and 1.0%, respectively. The effect of this restatement on the first, second, third and fourth quarters of 2005 and the first quarter of 2006 is approximately $1.7 million, $1.3 million, $1.1 million, $0.9 million and $1.9 million, respectively, resulting in a change to reported net income of approximately 2.1%, 0.9%, 0.7%, 0.8% and 2.7%, respectively.

See Note 2 to the Condensed Consolidated Financial Statements - Restatement of Consolidated Financial Statements for details of the impact of this restatement on the three and nine months ended September 30, 2005. All amounts impacted by the aforementioned restatement are properly restated below.

Operations

Mortgage originations decreased in the third quarter of 2006 when compared with the same period of the prior year, resulting in a decline in operating revenues at the Company’s title insurance and mortgage information segments. Operating revenues for these two segments are primarily dependent on the level of real estate activity. However, as a result of the Company’s acquisition activity and organic growth at the Company’s specialty insurance, property information and risk mitigation and business solutions segments, total operating revenues increased modestly when compared with the third quarter of 2005. Profits for the third quarter of 2006 did not keep pace with the revenue growth due primarily to an increase quarter over quarter in the loss provision rate for the title insurance operations, continued investments in new business initiatives and increased legal/regulatory related costs. Operating revenues for the three and nine months ended September 30, 2006 were $2.11 billion and $6.16 billion, respectively. Operating revenues for the three and nine months ended September 30, 2005 were $2.10 billion and $5.69 billion, respectively. Net income for the three and nine months ended September 30, 2006 was $90.4 million, or $.92 per diluted share, and $183.7 million, or $1.86 per diluted share, respectively. The current nine-month period includes a $155.0 million title insurance reserve strengthening adjustment resulting from a change in estimate. Net income for the three and nine months ended September 30, 2005 (as restated), was $148.0 million, or $1.50 per diluted share, and $363.8 million, or $3.75 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change
Financial Services:
Title Insurance:
Direct operations	$763,958	$820,186	(6.9)	$2,256,259	$2,172,406	3.9
Agency operations	784,427	756,868	3.6	2,272,491	2,037,969	11.5

	1,548,385	1,577,054	(1.8)	4,528,750	4,210,375	7.6
Specialty Insurance	78,521	74,678	5.1	230,275	198,972	15.7

	1,626,906	1,651,732	(1.5)	4,759,025	4,409,347	7.9

Information Technology:
Mortgage Information	128,274	150,117	(14.6)	400,343	443,089	(9.6)
Property Information	157,018	137,447	14.2	436,568	384,074	13.7
Risk Mitigation and Business Solutions	211,373	168,310	25.6	609,564	467,753	30.3

	496,665	455,874	8.9	1,446,475	1,294,916	11.7

Eliminations	(17,249)	(4,453)	—	(46,792)	(12,653)	—

Total	$2,106,322	$2,103,153	0.2	$6,158,708	$5,691,610	8.2

Financial Services. Operating revenues from direct title operations decreased 6.9% and increased 3.9% for the three and nine months ended September 30, 2006, respectively, when compared with the same periods of the prior year. The decrease for the current three-month period was due to a decline in the number of title orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The increase for the current nine-month period was due to an increase in the average revenues per order closed, offset in part by a decline in the number of title orders closed. The average revenues per order closed were $1,614 and $1,630 for the three and nine months ended September 30, 2006, respectively, increases of 9.3% and 16.0% when compared with the same periods of the prior year. These increases were primarily due to a decreased mix of lower-premium refinance transactions and an increase in higher-premium resale and commercial activity. The Company’s direct operations closed 473,300 and 1,384,000 title orders during the current three and nine month periods, respectively, decreases of 14.8% and 10.5% when compared with the same periods of the prior year. These decreases were primarily due to the decline in mortgage originations, offset in part by market share gains that resulted from organic growth and acquisitions. Operating revenues from agency operations increased 3.6% and 11.5% for the three and nine months ended September 30, 2006, respectively, when compared with the same periods of the prior year. These increases primarily reflect the timing of the reporting of agency remittances.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $58.7 million and $191.1 million for the three and nine months ended September 30, 2006, respectively.

Information Technology. Mortgage information operating revenues decreased $21.8 million and $42.7 million for the three and nine months ended September 30, 2006, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the decline in mortgage originations and increases in estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds, which resulted in the deferral of a larger portion of tax service fees we receive related to the portfolio of contracts we manage. Operating revenues for the property information segment increased $19.6 million, or 14.2% and $52.5 million, or 13.7%, for the three and nine months ended September 30, 2006, respectively, when compared with the same periods of the prior year. These increases were primarily due to the continued strength in this segment’s subscription-based information businesses, increased appraisal revenues resulting from market share growth and $1.1 million and $8.4 million of operating revenues contributed by new acquisitions for the respective periods, offset in part by the effects of the slowdown in mortgage originations. Risk mitigation and business solutions operating revenues increased $43.1 million, or 25.6% and $141.8 million, or 30.3% for the three and nine months ended September 30, 2006, respectively, when compared with the same periods of the prior year. These increases were primarily due to $36.7 million and $119.0 million of operating revenues contributed by new acquisitions (which does not include the contribution to First Advantage Corporation of the Company’s credit information segment) for the respective periods.

INVESTMENT AND OTHER INCOME

Investment and other income totaled $61.2 million and $171.3 million for the three and nine months ended September 30, 2006, respectively, representing increases of $3.0 million, or 5.2%, and $18.8 million, or 12.3%, when compared with the same periods of the prior year. These increases resulted primarily from increases in interest and dividend income, offset in part by reductions in earnings from unconsolidated affiliates, which are accounted for under the equity method of accounting.

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $0.5 million and $8.9 million for the three and nine months ended September 30, 2006, respectively, compared with $5.3 million and $8.0 million for the three and nine months ended September 30, 2005, respectively. These amounts represent realized gains associated with the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the financial services group, which primarily reflects the title insurance segment, were $464.3 million and $1.39 billion for the three and nine months ended September 30, 2006, respectively, increases of $1.0 million, or 0.2%, and $83.5 million, or 6.4%, when compared with the same periods of the prior year. These increases were primarily due to $20.2 million and $62.2 million of personnel costs associated with new acquisitions, offset in part by cost reductions in response to the decline in mortgage originations. The nine-month period was impacted by the relatively high staffing levels present towards the latter part 2005 and the beginning of 2006, which were necessary to service the high level of title order volume processed during 2005. As order volumes decreased, the Company began adjusting staffing levels to match new order counts. As a percentage of operating revenues, salaries and other personnel costs were 28.5% and 29.2% for the three and nine months ended September 30, 2006, respectively, compared to 28.0% and 29.6% for the same periods of the prior year.

Agents retained $622.9 million and $1.82 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2006, respectively, which compares with $607.2 million and $1.63 billion for the same periods of the prior year. The percentage of title premiums retained by agents decreased to 80.0% for the current nine-month period, down from 80.1% for the same period of the prior year due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the financial services group, which primarily reflect the title insurance segment, were $287.7 million and $834.2 million for the three and nine months ended September 30, 2006, respectively, increases of $12.5 million, or 4.5%, and $105.0 million, or 14.4%, when compared with the same periods of the prior year. These increases were primarily due to $13.5 million and $57.8 million of other operating expenses associated with new acquisitions for the respective periods. Contributing to the increase for the current nine-month period was the $34.3 million regulatory/litigation charge. As a percentage of operating revenues, other operating expenses were 17.5% for both the three and nine months ended September 30, 2006, and 16.7% and 16.5% for the same periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 8.8% for the current nine-month period and 4.5% for the same period of the prior year. The rate for the full year of 2005 was 5.0%. The increase in this rate was primarily due to the reserve strengthening adjustment described below.

During the second quarter of 2006, the Company recorded a $155.0 million title insurance reserve strengthening adjustment. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, which became evident during the current period and was included in the mid-year actuarial analysis performed by the Company’s independent actuaries. In addition, given the increase in short and long term interest rates during the first half of 2006, as well as the resulting increase in fixed and adjustable mortgage rates, the Company’s management believes that claims development patterns for policy years 2003 through 2005 may extend. Given the increase in claims frequency that became apparent during the period and the potential extension of claims development patterns, management has placed greater weight on the historical claim payment patterns (which do not fully reflect the potential impact of refinance activity) in determining the appropriate IBNR reserve. Management continues to believe that some adjustment to historical claim development patterns is appropriate to make to policy years 2002 through 2005, however, management has lowered the degree of the adjustment during the period given the factors described above.

In determining the best estimate of the appropriate IBNR reserve, management considered the single point estimate of the projected December 31, 2006, IBNR in the mid-year actuarial report, management’s expectations of claims paid and provision for title losses for the balance of 2006, and sensitivity analysis looking at the impact of the shorter tail of fraud claims as well as the shorter overall tail of certain title policies due to the levels of refinance activity and homeowner turnover. It is management’s expectation that the difference between the actuary’s average estimate of likely loss exposure as of December 31, 2006 and the Company’s IBNR balance at December 31, 2006 will be between 2 and 5 percent. The difference is due to the impact of the shorter tail of fraud claims as well as the shorter overall tail of claims from certain title policies due to the levels of refinance activity and homeowner turnover.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 50.3% for the current nine-month period and 52.0% for the same period of the prior year. This decrease in rate was primarily due to a reduction in the average number of claims incurred per contract as well as contract price increases. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 50.3% for the current nine-month period and 53.1% for the same period of the prior year. The rate for the prior year period included high claims activity which resulted from the heavy rains in Southern California experienced during the first quarter of 2005.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $52.6 million and $45.9 million for the nine months ended September 30, 2006 and 2005, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.1% and 1.0% for the current nine-month period and for the same period of the prior year, respectively.

Information Technology. Information technology personnel and other operating expenses were $372.5 million and $1.09 billion for the three and nine months ended September 30, 2006, respectively, increases of $35.2 million and $138.5 million when compared with the same periods of the prior year. These increases were primarily due to $27.5 million and $95.8 million of personnel and other expenses contributed by new acquisitions, as well as expenses incurred at the property information and risk mitigation and business solutions segments to service the increase in business volume.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change
		(as restated)			(as restated)
Financial Services:
Title Insurance	$117,705	$180,593	(34.8)	$179,659	$426,660	(57.9)
Specialty Insurance	14,476	12,801	13.1	41,322	34,299	20.5

	132,181	193,394	(31.7)	220,981	460,959	(52.1)

Information Technology:
Mortgage Information	28,494	34,745	(18.0)	91,820	106,594	(13.9)
Property Information	40,186	42,550	(5.6)	109,896	119,841	(8.3)
Risk Mitigation and Business Solutions	31,534	26,418	19.4	86,483	74,500	16.1

	100,214	103,713	(3.4)	288,199	300,935	(4.2)

Total before corporate expenses	232,395	297,107	(21.8)	509,180	761,894	(33.2)
Corporate	(45,503)	(23,076)	97.2	(113,239)	(71,920)	57.5

Total	$186,892	$274,031	(31.8)	$395,941	$689,974	(42.6)

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

Commencing in the second quarter of 2006, the Company began allocating certain expenses which had previously been reported as corporate expenses to the title insurance, specialty insurance, mortgage information and property information segments. These expenses include costs associated primarily with supplemental employee retirement plans, stock option expense and certain general expenses. The expenses associated with the supplemental retirement plan and the stock option plan were allocated to each segment based on actual costs. The allocation of certain general expenses was made to the title insurance and specialty insurance segments based on their proportionate contribution to net operating revenues (operating revenues less agent retention, if applicable). Specifically, those segments were allocated expenses associated with the supplemental employee retirement plans, stock option plan and an additional amount equal to 1.0% of their respective net operating revenues. The mortgage information and property information segments had been receiving corporate expense allocations in an amount equal to 1.0% of their respective net operating revenues; therefore, no additional allocation was made to them. All periods presented above consistently reflect the new allocation policy.

Corporate expenses totaled $45.5 million and $113.2 million for the three and nine months ended September 30, 2006, respectively, increases of $22.4 million and $41.3 million when compared with the same periods of the prior year. These increases were primarily due to increased technology costs, professional services costs and employee benefit costs, as well as share-based compensation expense resulting from the adoption of SFAS 123R. Also contributing to the increase in corporate expenses were $2.6 million of costs incurred in connection with the Company’s ongoing review of its stock option grant practices.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 44.4% for the nine months ended September 30, 2006, and 41.2% for the same period of the prior year. The increase in effective rate was primarily attributable to the $155.0 million reserve adjustment recorded in the second quarter 2006 (for which a corresponding tax benefit was recognized at 36%) as well as changes in the ratio of permanent differences to income before income taxes.

A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

NET INCOME

Net income for the three and nine months ended September 30, 2006, was $90.4 million, or $0.92 per diluted share, and $183.7 million, or $1.86 per diluted share, respectively. Net income for the three and nine months ended September 30, 2005, was $148.0 million, or $1.50 per diluted share, and $363.8 million, or $3.75 per diluted share, respectively.

MINORITY INTERESTS

Minority interest expense was $23.6 million and $65.4 million for the three and nine months ended September 30, 2006, respectively, decreases of $1.6 million and $5.8 million when compared with the same periods of the prior year. These decreases were primarily attributable to the decrease in operating results of the Company’s joint venture with Experian Information Solutions.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $188.6 million for the nine months ended September 30, 2006, and increased $292.2 million for the nine months ended September 30, 2005. The decrease for the current year period was due primarily to cash paid for company acquisitions, purchases of debt and equity securities and capital expenditures, offset in part by cash provided by operating activities. The increase for the prior year period was primarily due to cash provided by operating activities and deposits at the Company’s trust and thrift divisions, offset in part by purchases of debt and equity securities, cash paid for company acquisitions, and capital expenditures.

Notes and contracts payable as a percentage of total capitalization decreased to 21.3% at September 30, 2006 from 21.5% at December 31, 2005. This increase was primarily due to an increase in stockholders’ equity for the current period.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006 the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and September 30, 2006, the Company had repurchased and retired 3.9 million of its Common shares for a total purchase price of $133.7 million.

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

In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer considered the restatement of the Company’s financial statements discussed in the Current Report on Form 8-K filed by the Company on January 5, 2007 and concluded that a material weakness did not exist as of September 30, 2006.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries have been named in various class action lawsuits related to their title operations. The Company has assessed the potential loss associated with each case based on the existing facts and estimated range of exposure. In cases where the Company has determined that a loss is probable, the Company has recorded a reserve in the amount of the estimated loss in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” This reserve totaled $11.0 million at September 30, 2006. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. The Company believes it has strong grounds to overturn this judgment and is conducting a vigorous appeal. Pending the outcome of the appeal, the Company has taken a charge to earnings in prior quarters totaling $25.0 million. This amount represents the Company’s best estimate of the loss based on its assessment of the likely outcome of the appeal.

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

On December 19, 2006 a purported shareholder of the Company named the Company’s entire Board of Directors, certain of its officers and, nominally, the Company in a putative shareholder derivative action. The plaintiff in this case (Young v. Kennedy, et al., Case No. SACV06-1230 JVS (RNBx)), filed in the United States District Court for the Central District of California, alleges causes of action relating to alleged violations of the federal securities laws, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and related violations of the California Corporations Code, in each case in connection with the Company’s prior stock option granting practices and the related accounting and public disclosures surrounding such prior stock option granting practices. The plaintiff seeks, among other things, unspecified damages and disgorgement of profits from the alleged misconduct to be paid to the Company. The plaintiff also seeks the payment of his attorneys’ fees. The Company does not believe that the suit will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company will vigorously defend against this action.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter two holders of convertible promissory notes of the Company elected to convert such notes into Company Common shares pursuant to the terms of the notes. On August 25, 2006 the Company issued 5,382 Common shares to one such holder and on September 6, 2006 the Company issued 3,918 Common shares to the other such holder. The Company issued the shares pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, based on the fact that the securities issued were exchanged by the Company with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Pursuant to a preexisting agreement, on August 28, 2006, the Company was obligated to award 7,780 delayed-vesting restricted stock units to its new Treasurer as an inducement for him to commence employment on that date. As a result of questions raised by counsel to the special subcommittee reviewing the Company’s historical stock option granting practices concerning the legality under California law of delegation to the Company’s Chief Executive Officer of authority to grant equity awards under the Company’s 2006 Incentive Compensation Plan, the Company postponed the delivery of such award until the Company’s Compensation Committee could ratify and approve it. The Compensation Committee ratified and approved the award on October 19, 2006. The Company, in consultation with its corporate counsel, has since concluded that the delegation of authority was appropriate under California law. In issuing the units the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based on the fact that the sole recipient was a sophisticated individual and had access to information relating to the Company and also was an accredited investor.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. On June 26, 2006 the Company announced a further amendment to the plan, increasing the amount of shares available for repurchase under the plan by an additional $300 million. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $500 million of the Company’s issued and outstanding Common shares. As of September 30, 2006, the Company repurchased $134 million (including commissions) of its shares and has the authority to repurchase an additional $366 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1 to July 31, 2006	251,500	$37.63	251,500	$368,158,879
August 1 to August 31, 2006	50,000	$36.74	50,000	$366,322,022
September 1 to September 30, 2006	0	$—	0	$366,322,022

Total	301,500	$37.48	301,500	$366,322,022

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Frank V. McMahon
Frank V. McMahon
Vice Chairman and Chief Financial Officer

Date: January 8, 2007

EXHIBIT INDEX

Exhibit No.	Description
(10)(a)	Waiver dated August 9, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K filed August 14, 2006.

(10)(b)	Arrangement regarding compensation of the special subcommittee of the Audit Committee, incorporated by reference herein to the description contained in the Current Report on Form 8-K filed August 25, 2006.

(10)(c)	Amendment No. 1 and Waiver, dated November 3, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K filed November 7, 2006.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.