Form 10-K
period 2006-12-31
FIRST AMERICAN CORP
filed 2007-03-01
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $3,933,686,695.

On February 22, 2007, there were 96,876,600 shares of Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2007 annual meeting of the shareholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE RELATING TO THE COMPANY’S FOCUS ON HIGHER MARGIN TITLE INSURANCE BUSINESS; THE COMPANY’S PLANS REGARDING COST CONTROL, IMPROVING CUSTOMER SATISFACTION, PRODUCT INNOVATION AND PROFESSIONAL DEVELOPMENT AND TRAINING OF EMPLOYEES IN ITS TITLE INSURANCE BUSINESS; EMPHASIS ON THE COMPANY’S COMMERCIAL TITLE INSURANCE SALES PROGRAM; THE COMPANY’S PLANS TO CONTINUE INTERNATIONAL SALES EFFORTS IN ITS TITLE INSURANCE BUSINESS; THE ADEQUACY OF THE THRIFT COMPANY’S ALLOWANCE FOR LOAN LOSSES; THE RECURRENCE OF TRENDS WHICH MAY AFFECT THE DEMAND FOR THE COMPANY’S PRODUCTS AND SERVICES; THE LIKELIHOOD OF A 50 BASIS POINT CHANGE TO THE COMPANY’S TITLE INSURANCE LOSS RATES; THE EFFECT OF CLASS ACTION LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS; THE TIMING OF CLAIM PAYMENTS; THE IMPACT OF DIVIDEND, LOAN AND ADVANCE RESTRICTIONS ON THE COMPANY’S ABILITY TO MEET ITS CASH OBLIGATIONS; AND THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

Explanatory Note

On January 4, 2007, the Company announced that the special subcommittee of its Audit Committee completed its review of the Company’s historical stock option granting practices and related tax and accounting matters. In the course of its four month review, the special subcommittee conducted an extensive investigation and evaluated all option grants made under the Company’s 1996 Stock Option Plan, 1997 Director’s Stock Plan and 2006 Incentive Compensation Plan. The special subcommittee determined that the Company used incorrect measurement dates for financial reporting purposes with respect to a number of stock option grants made between 1996 and 2006 and improperly accounted for the mispriced options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. As a result, the cumulative impact to the Company’s financial results over this period totaled approximately $35.7 million, the majority of which is non-cash in nature. The special subcommittee determined that these errors were the result of date selection methods, internal control deficiencies and the misapplication of technical accounting provisions. The special subcommittee did not find that these errors were the result of fraud, self-interest on the part of management or members of the Board of Directors or intent to misstate the Company’s financial statements.

The Company believes that the impact of the above referenced error is immaterial to all prior periods and that its financial statements for prior periods continue to be reliable. However, the cumulative amount would be material to 2006 if corrected in the current year and, therefore, the Company has restated its financial statements in Item 8 for the years 2004 and 2005 and the selected financial data included in Item 6 for the years 2002 and 2003. The effect of this restatement on the years 2002 through 2005 is a reduction in net income of approximately $4.5 million, $4.1 million, $3.3 million and $4.9 million, respectively, representing an estimated percentage to net income previously reported of 1.9%, 0.9%, 0.9% and 1.0%, respectively. The effect of this restatement on the first, second, third and fourth quarters of 2005 and the first quarter of 2006 is a reduction in net income of approximately $1.7 million, $1.3 million, $1.1 million, $0.9 million and $1.9 million, respectively, resulting in a change to net income previously reported of approximately 2.1%, 0.9%, 0.7%, 0.8% and 2.7%, respectively. See Note 1 to the consolidated financial statements for additional information. The Company has also restated the related quarterly financial statements for 2006 (first quarter only), 2005 and 2004, as reflected in the unaudited quarterly financial data included on page 82 of this filing.

PART I

Item 1.    Business

The Company

The Company was founded in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company began issuing title insurance policies. In 1986, the Company began a diversification program which involved the acquisition and development of business information companies closely related to the real estate transfer and closing process. Twelve years later, the Company expanded its diversification program to include business information products and services outside of the real estate transfer and closing process. The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow services, investment advisory services, trust services, lending and deposit products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and First Advantage segments comprise its information technology group. The mortgage information segment offers real estate tax reporting and outsourcing, flood zone certification and monitoring, default management services, document preparation and other real estate related services. The property information segment licenses and analyzes data relating to real property, offers risk management and collateral assessment analytics and provides database management and appraisal services. The First Advantage segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides specialty credit reports to the mortgage lending and automotive lending industries, maintains a credit reporting agency which offers credit reports on sub-prime borrowers, and provides employment background screening, drug-free workplace programs and other occupational health services, employee assistance programs, hiring management solutions, payroll and human resource management, corporate tax and incentive services, resident screening, motor vehicle records, transportation business credit services, automotive lead generation services, investigative services, computer forensics and electronic discovery services, supply chain security and consumer location services. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including title insurance, based on premiums written; flood zone determinations, based on the number of flood zone certification reports issued; tax monitoring services, based on the number of loans under service; credit reporting services to the mortgage industry, based on the number of credit reports issued; credit reports specializing in subprime borrowers, based on the number of credit reports issued; property data services, based on the number of inquiries; automated appraisals, based on the number of reports sold; and MLS services, based on the number of active desktops. The Company also believes that it holds the number two market share position for home warranty services, based on an extrapolation of market share statistics provided by regulators in Texas and California; and drug testing administration, based on the number of reports issued.

In 2006, 2005 and 2004 the Company derived 73%, 74% and 73% of its consolidated revenues, respectively, from title insurance products. A substantial portion of the revenues for the Company’s title insurance and services and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and new home transactions. Over one-half of the revenues in the Company’s property information segment and in excess of 20% of the revenues from the Company’s First Advantage segment also depend on real estate activity. The remaining portion of the property information and First Advantage segments’ revenues, as well as the revenues of the Company’s specialty insurance segment, are isolated from the volatility of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

The Financial Services Group

Title Insurance and Services Segment

The title insurance and services segment’s principal product is policies of title insurance on residential and commercial property. This segment also accommodates tax-deferred exchanges, and provides escrow services, investment advisory services, trust services, lending and deposit products and other related products and services.

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

The beneficiaries of title insurance policies are generally real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a mortgage lender generally terminates upon repayment of the mortgage loan. Coverage under a title insurance policy issued to a buyer generally terminates upon the sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

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

The closing function, sometimes called an escrow in western states, is often performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer”. Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is “closed.” The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. The seller and the buyer bear the risk of loss related to title during this time lag. Any matter affecting title which is discovered during this period would have to be dealt with to the title insurers’ satisfaction or the insurer would exclude the matter from the coverage afforded by the title policy. Before a closing takes place, however, the closer would request that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, would work with the seller to eliminate them so that the title insurer would issue the title policy subject only to those exceptions to coverage which are acceptable to the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.    A title policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which are not themselves licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or at the direction of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent.

Premiums.    The premium for title insurance is due and earned in full when the real estate transaction is closed. Premiums are generally calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

The Company’s Title Insurance Operations

Overview.    The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Hong Kong, Ireland, Latin America, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries.

With respect to its title insurance operations, the Company plans to focus on higher margin business in residential, homebuilder and commercial transactions. The Company also plans to control costs, improve customer satisfaction and grow revenue by emphasizing process and product innovation and the professional development and training of its employees.

Sales and Marketing.    The Company markets its title insurance services to a broad range of customers. The Company believes that its primary source of business is referrals from persons in the real estate community, such as independent escrow companies, real estate agents and brokers, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. In addition to the referral market, the Company markets its title insurance services directly to large corporate customers and mortgage lenders. As title agents contribute a large portion of the Company’s revenues, the Company also markets its title insurance services to independent agents. The Company’s marketing efforts emphasize the combination of its products, the quality and timeliness of its services, process innovation and its national presence.

The Company maintains a substantial sales force which not only markets the Company’s title insurance services, but also certain of the Company’s other products. The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. In addition to this sales force, the Company’s national commercial services division has a dedicated sales force. One of the responsibilities of the sales personnel of this division is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multi-state basis. The Company also maintains a client relations group to coordinate sales to lender customers. The Company supplements the efforts of its sales force through general advertising in various trade and professional journals.

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

Although sales outside of the United States account for a small percentage of the Company’s revenues, the Company believes that the acceptance of title insurance in foreign markets has increased in recent years. Accordingly, the Company plans to continue its international sales efforts, particularly in Canada, the United Kingdom and other parts of Europe, Australia, South Korea and Hong Kong.

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

The Company has an agent selection process and audit review program. In determining whether to engage an independent agent, the Company obtains information regarding the agent’s experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company also maintains agent representatives and agent auditors. Agent representatives periodically visit agents and examine their books and records. In addition to periodic audit reviews, an expanded agent audit review will be triggered if certain “warning signs” are evident. Warning signs that can trigger an audit review include the failure to implement Company-required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis.

Title Plants.    The Company’s network of title plants constitutes one of its principal assets. A title search is conducted by searching the public records or utilizing a title plant. While public title records generally are indexed by reference to the names of the parties to a given recorded document, most title plants arrange their records on a geographic basis. Because of this difference title plant records generally are easier to search. Most title plants also index prior policies, adding to searching efficiency. Many title plants are electronic. Certain offices of the Company utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. The Company believes its title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

The Company has significantly enhanced its investment in title plants through three business combinations. The first was the formation of First American Real Estate Solutions LLC (FARES), a joint venture with Experian Group Limited, on January 1, 1998. Experian contributed to the joint venture its real estate information division. In June 1998, FARES acquired Data Tree Corporation, which owns the largest database of real estate document images. In July 2000 the Company and LandAmerica Financial Group formed DataTrace Information Services LLC. This business, which is 80% owned by FARES and 20% owned by LandAmerica, is a provider of comprehensive title information delivery systems.

The Company’s title plants are carried on its balance sheet at original cost, which includes the cost of producing or acquiring interests in title plants or the appraised value of subsidiaries’ title plants at dates of acquisition for companies accounted for as purchases. Thereafter, the cost of daily maintenance of these plants is charged to expense as incurred. A properly maintained title plant has an indefinite life and does not diminish in value with the passage of time. Therefore, in accordance with generally accepted accounting principles, no provision is made for depreciation of these plants. Since each document must be reviewed and indexed into the title plant, such maintenance activities constitute a significant item of expense. The Company is able to offset a portion of title plant maintenance costs through joint ownership and access agreements with other title insurers and title agents.

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

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. These assets, which totaled $40.4 million at December 31, 2006, are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

Reinsurance and Coinsurance.    The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance agreements, in exchange for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general rule, the Company does not retain more than $40.0 million of primary risk on any single policy, though the Company may retain primary risk above $40.0 million on a case-by-case basis. In recent years, as the Company’s commercial business has grown the number of instances in which the Company has retained risk above this threshold has increased. Under coinsurance agreements, each coinsurer is jointly and severally liable for the risk insured, or for so much thereof as is agreed to by the parties. The Company’s reinsurance activities account for less than 1.0% of its total title insurance operating revenues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Over thirty title insurance underwriters, for example, are members of the American

Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Title Group, Inc., LandAmerica and Stewart Title Guaranty Company. In addition to these competitors, small nationwide, regional and local competitors as well as numerous agency operations throughout the country provide aggressive competition on the local level.

The Company believes that competition for title insurance business is based primarily on the quality and timeliness of service, because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In those states where prices are not established by regulatory authorities, the price of title insurance policies is also an important competitive factor. Because a real estate transaction requires the purchase of a number of products and services other than title insurance, the breadth of services offered has become increasingly important. The Company believes that it provides quality service in a timely manner at competitive prices. The Company also believes that it offers one of the most comprehensive selections of products and services in the industry.

Trust and Investment Advisory Services.    Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. This subsidiary, First American Trust, FSB, offers investment advisory services and manages equity and fixed-income securities. As of December 31, 2006, the trust company managed $1.8 billion of assets, administered fiduciary and custodial assets having a market value in excess of $3.3 billion, had assets of $909.1 million, deposits of $844.3 million and stockholder’s equity of $59.4 million.

Lending and Deposit Products.    During 1988, the Company, through a majority owned subsidiary, acquired an industrial bank, that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2006, this company, First Security Thrift Company, had approximately $50.9 million of demand deposits and $103.3 million of loans outstanding.

Loans made or acquired during the current year by the thrift ranged in amount from $15,075 to $4.2 million. The average loan balance outstanding at December 31, 2006, was $505,950. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%. The thrift specializes in making commercial real estate loans. In excess of 99.5% of the thrift’s loans are made on a variable rate basis. The average yield on the thrift’s loan portfolio as of December 31, 2006, was 7.60%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The thrift’s primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The thrift’s average loan is approximately 13.13 years in duration.

The performance of the thrift’s loan portfolio is evaluated on an ongoing basis by management of the thrift. The thrift places a loan on non-accrual status when two payments become past due. When a loan is placed on non-accrual status, the thrift’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2006, if all of such loans had been current in accordance with their original terms, totaled $0.

The following table sets forth the amount of the thrift’s non-performing loans as of the dates indicated.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$—	$—	$—	$53	$65

Total	$—	$—	$—	$53	$65

Based on a variety of factors concerning the creditworthiness of its borrowers, the thrift determined that it had no potential problem loans in existence as of December 31, 2006.

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

The following table provides certain information with respect to the thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,410	$1,350	$1,290	$1,170	$1,050

Charge-offs:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	(3)

	—	—	—	—	(3)

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	(3)
Provision for losses	30	60	60	120	123

Balance at end of year	$1,440	$1,410	$1,350	$1,290	$1,170

Ratio of net charge-offs during the year to average loans outstanding during the year	0%	0%	0%	0%	0%

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

	Year Ended December 31
	2006		2005		2004		2003		2002
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$1,440	100	$1,410	100	$1,349	100	$1,289	100	$1,159	99
Other	—	—	—	—	1	—	1	—	11	1

	$1,440	100	$1,410	100	$1,350	100	$1,290	100	$1,170	100

Specialty Insurance Segment

Home Warranties.    The Company’s home warranty business provides residential service contracts that cover many of the major systems and appliances in residential homes against failures that occur as the result of normal usage during the coverage period. Most of these policies are issued on resale residences. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon approval of the Company. Coverage and pricing typically vary by geographic region. Fees for the warranties may be paid at the closing of the home purchase or directly by the consumer and are recognized monthly over a 12-month period. Renewal premiums may be paid by a number of different options. In addition, the contract holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents. The Company markets renewals. This business has continually expanded nationally and is currently doing business in 47 states and the District of Columbia.

Property and Casualty Insurance.    The Company offers property and casualty insurance through its subsidiaries First American Property and Casualty Insurance Company and First American Specialty Insurance Company. First American Property and Casualty Insurance Company primarily conducts its business utilizing the Company’s direct distribution channels, including cross-selling through existing closing-service activities. First American Specialty Insurance Company conducts its business utilizing a network of brokers.

The Information Technology Group

Mortgage Information Segment

The mortgage information segment provides real estate tax reporting and outsourcing, flood zone certification and monitoring, default management services, document preparation and other real estate related services.

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

The Company recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the first two years of the contract. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been relatively minor.

Flood Zone Certification.    In January 1995, the Company entered the flood zone certification business with the acquisition of Flood Data Services, Inc. In October 2003 the Company substantially expanded this business with the acquisition of Transamerica Flood Hazard Certification, Inc., one of the Company’s primary competitors in this business. This business furnishes to mortgage lenders a report as to whether a subject property lies within a governmentally delineated flood hazard area and monitors the property for flood hazard status changes for as long as the loan is active. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan.

Default Services.    The Company’s default management business sells software and provides services which help mortgage servicing companies and financial institutions mitigate losses on mortgages that are in default as well as manage foreclosures, maintain and sell real estate owned (REO) properties and process foreclosure claims.

Property Information Segment

The Company’s property information segment provides licenses and analyzes data relating to real property, offers risk management and collateral assessment analytics and provides database management and appraisal services to various businesses, in particular to businesses operating in the real estate industry, such as mortgage lenders and brokers, real estate agents, property and casualty insurance companies and title insurance companies. The data offered by this segment include property characteristic information, such as the square footage of a piece of property or the number of rooms in a residence, and images of publicly recorded documents relating to real property. The Company delivers such data to its customers primarily through electronic means, including the Internet. This segment also manages databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies.

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

The property information segment was created in the Company’s FARES joint venture with Experian in January 1998. Since that time this segment has grown through a number of significant acquisitions. In June 1998 the Company entered the imaged document business with the acquisition of Data Tree Corporation. In July 2000 the Company combined its title plant business with a competing business owned by the Company’s competitor, LandAmerica. The combined entity, DataTrace Information Services LLC, is owned 80% by FARES and 20% by LandAmerica. In August 2000, the Company combined its property data business with Transamerica Corporation’s competing business. At the time the Company owned 80% of the resulting entity. During 2004 the Company purchased the remaining 20%. In September 2002, the Company added broker price opinions (BPO) to its appraisal operations with the acquisition of SourceOne Services, Corp. (now known as First American Residential Value View) The Company believes that this company is the largest provider of BPO services to the default market and the second largest provider of BPO services in the United States. In April 2005 the Company expanded its offering of analytic products with the acquisition of LoanPerformance. This company provides mortgage information and mortgage performance and risk analytics largely to the U.S. mortgage finance and servicing market. In February 2007, the Company combined its property data and related analytics businesses with CoreLogic Systems, Inc., a provider of mortgage risk assessment and fraud prevention solutions. The former stockholders of CoreLogic own approximately 18% of the combined entity.

This segment derives a substantial portion of its income from a single customer of this segment’s traditional appraisal products.

First Advantage Segment

The Company’s First Advantage segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ Global Market under the ticker symbol FADV. First Advantage was formed in the 2003 merger of the Company’s screening information segment with US SEARCH.com, Inc. Since that time First Advantage has grown substantially through acquisitions. In particular, in September 2005, the Company contributed its credit information group to First Advantage in exchange for additional Class B common stock of First Advantage. As of December 31, 2006, the Company, together with its FARES joint venture with Experian, indirectly owned all of First Advantage’s outstanding Class B common stock. These Class B shares constituted approximately 82% of the economic interest and approximately 98% of the voting interest of First Advantage as of December 31, 2006.

First Advantage now operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services. First Advantage’s lender services group provides specialized credit reports for mortgage lenders throughout the United States. Its data services group offers motor vehicle records, transportation industry credit reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services and lead generation. Through its dealer services group, First Advantage provides specialized credit reports, credit automation software and lead generation services to auto dealers and lenders. First Advantage’s employer services group helps thousands of companies manage risk with employment screening, occupation health and tax incentive services and hiring solutions. Its multifamily services group helps customers manage risk with resident screening services. And its investigative and litigation support services group provides corporate litigation and investigative services.

Acquisitions

Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986 the Company began expanding into other real estate business information services. In 1998 the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. To date, the Company has made numerous strategic acquisitions designed to expand its direct title operations, as well as the range of services it can provide to its customers, and to diversify its revenues and earnings.

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

In 1999, the Company entered into the property and casualty insurance business through the acquisitions of Great Pacific Insurance Company and Five Star Holdings, Inc. The property and casualty business is subject to regulation by government agencies in the states in which they transact business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of “control” of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and policy forms approvals.

The Company’s home warranty business is subject to regulation in some states by insurance authorities and other regulatory entities. The Company’s trust company and thrift are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, as a federal savings bank, the Company’s trust company is regulated by the United States Department of the Treasury’s Office of Thrift Supervision, and the Company’s thrift is regulated by the California Commissioner of Corporations.

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

Employees

As of December 31, 2006, the Company employed 39,670 people on either a part-time or full-time basis.

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

Certain recurring trends generally result in a decrease in the demand for the Company’s products and services

Demand for the Company’s products and services generally decreases as the number of real estate transactions in which the Company’s products and services are purchased decreases. The Company has found that the number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations:

•	when mortgage interest rates are high;

•	when the mortgage fund supply is limited; and

•	when the United States economy is weak.

The Company believes that this trend will recur.

Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome for us to conduct such operations

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Changes in the applicable regulatory environment or statutory guidelines or changes in interpretations of existing regulations or statutes could prohibit or limit the Company’s existing or future operations or make it more burdensome to conduct such operations. These changes may compel the Company to reduce its prices, may restrict the Company’s ability to implement price increases, may restrict the Company’s ability to acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on the Company’s ability to generate revenues and earnings.

The Company may find it difficult to acquire necessary data

Certain data used and supplied by the Company are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations with respect to such data has not had a material adverse effect on the Company’s results of operations or financial condition to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue. The suppliers of data to the Company face similar burdens and, consequently, the Company may find it financially burdensome to acquire necessary data.

Systems interruptions and intrusions may impair the delivery of the Company’s products and services

System interruptions and intrusions may impair the delivery of the Company’s products and services, result in a loss of customers and a corresponding loss in revenue. The Company depends heavily upon computer systems located in its data centers in Santa Ana, California and Dallas, Texas. Certain events beyond the Company’s control, including acts of God, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities.

The Company may not be able to realize the benefits of its offshore strategy

Over the last few years the Company has reduced its costs by utilizing lower cost labor in foreign countries such as India and the Philippines. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand natural disasters. These disruptions decrease efficiency or increase the Company’s costs in these countries. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. The Company may not be able to pass on the increased costs of higher priced United States-based labor to its customers.

Product migration may result in decreased revenue

Consumers of many of the Company’s real estate settlement services increasingly require these services to be delivered faster, cheaper and more efficiently. Many of the Company’s traditional products are labor and time intensive. As these consumer pressures increase, the Company may be forced to replace its traditional products with automated products that can be delivered electronically and with limited human processing. Because many of the Company’s traditional products have higher prices than its automated products, the Company’s revenues may decline.

Increases in the size of the Company’s customers enhance their negotiating position with respect to pricing and terms and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation and growth. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the ability of these customers to negotiate more favorable pricing and more favorable terms for the Company’s products and services. Moreover, these larger customers may prove more capable of performing in-house some or all of the services we provide and, consequently, their demand for the Company’s products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability.

The integration of Company acquisitions may be difficult and may result in a failure to realize some of the anticipated potential benefits of acquisitions

When companies are acquired, the Company may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the businesses could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

The Company’s future earnings may be reduced if acquisition projections are inaccurate

The Company’s earnings have improved in part because of the Company’s acquisition and integration of businesses. The success or failure of the Company’s acquisitions has depended in large measure upon the accuracy of the Company’s projections. These projections are not always accurate. Inaccurate projections have historically led to lower than expected earnings.

As a holding company, the Company depends on distributions from the Company’s subsidiaries, and if distributions from the Company’s subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations may limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

First American is a holding company whose primary assets are the securities of its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of the Company’s subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to declare and pay dividends to its shareholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available from the Company’s insurance subsidiaries in 2007 is $285.7 million.

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

Scrutiny of the Company and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry—an industry in which the Company generates a substantial portion of its revenue and earnings—has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition.

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

The staff of the Securities and Exchange Commission is conducting an informal inquiry concerning the Company’s prior stock option practices and this inquiry could require the Company to expend significant resources and result in an unfavorable outcome

Following the Company’s announcement on August 9, 2006, that a special subcommittee of the Company’s audit committee was conducting a review of the Company’s historical stock option granting practices, the staff of the Securities and Exchange Commission (SEC) notified the Company that it is conducting an informal inquiry concerning these practices. It is not known when this inquiry will be resolved or what, if any, actions the SEC may take as a result of this inquiry. Response to this inquiry could divert management time and attention away from day-to-day operations and require the expenditure of significant financial resources. An unfavorable outcome could require the Company to pay damages or penalties, or result in other remedies against the Company, any of which could have a material adverse effect on the Company’s business, results of operations, financial position and cash flows.

Pending civil litigation relating to the Company’s prior stock option granting practices could have a material adverse effect on the Company

The Company, its directors and certain of its officers have been named in shareholder derivative actions relating to the Company’s prior stock option granting practices. These actions are in their preliminary stages. These actions, and others that could arise from the Company’s prior stock option granting practices, could divert management time and attention from day-to-day operations, result in significant legal expenses and result in an outcome that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Actual claims experience could materially vary from the expected claims experience that is reflected in the Company’s reserve for incurred but not reported (IBNR) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 75 percent of claims become known in the five first years of the policy life. Therefore, the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $121.2 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

In September 1999, the Company moved its executive offices to one of three constructed office buildings at MacArthur Place in Santa Ana, California. Later that same year, the Orange County branch and certain other operations of the Company’s title insurance segment moved into the two other buildings constructed on the site. The three buildings totaled approximately 210,000 square feet and were situated in a campus environment comprising approximately 32 acres. In the first quarter of 2004, the Company began the expansion of its office campus. This expansion was completed in the fourth quarter of 2005 with the addition of two 4-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage of the Company’s campus at MacArthur Place to approximately 490,000 square feet. The two new office buildings are occupied primarily by the Company’s property information segment and trust company. The original three office buildings, including the underlying land and the fixtures thereto, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to the Company’s subsidiary, First

American Title Insurance Company, in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $49.8 million as of December 31, 2006.

As of December 31, 2006, the Company’s mortgage information segment relocated most of its national operations from a facility in Dallas, Texas to a new location in Westlake, Texas. The Company exercised its option to terminate early its lease on the Dallas, Texas facility. The Company signed a 10-year lease on the Westlake, Texas facility, which comprises approximately 662,000 square feet. The Company’s Lenders Advantage group occupies 67,000 square feet at this facility.

In 1999, the Company completed the construction of two office buildings in Poway, California. These two buildings, which are owned by the Company’s title insurance subsidiary and are leased to First Advantage for use by its lender services segment and certain businesses in its Dealer Services segment, total approximately 153,000 square feet and are located on a 17 acre parcel of land.

The office facilities occupied by the Company or its subsidiaries are, in all material respects, in good condition and adequate for their intended use.

Item 3.    Legal Proceedings

The Company and its subsidiaries have been named in various class action lawsuits related to their title insurance operations, including a number of cases alleging that the Company failed to charge the correct rate for title insurance policies issued in refinance transactions. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each case based on facts known to the Company. As of December 31, 2006, the Company’s estimate of its range of exposure with respect to these lawsuits was $2.5 million to $8.7 million in the aggregate. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5), the Company maintained reserves for these lawsuits totaling $8.6 million and $9.6 million at December 31, 2006 and 2005, respectively. Expense recognized relating to these matters totaled $9.4 million, $6.6 million and $3.0 million in 2006, 2005 and 2004, respectively. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. In October 2005 the trial court denied the Company’s motions to set aside the damage awards, among other matters. An appeal with the United States Circuit Court of Appeals is pending. The Company continues to believe it has strong grounds to overturn this judgment. Pending the outcome of the appeal, during 2005 the Company recorded a reserve of $10.0 million in connection with this matter. This amount represents the Company’s best estimate of its most likely loss based on its assessment of the likely outcome of the appeal. The Company arrived at this estimate after consultations with counsel who, based on various factors, including the likely outcome of legal challenges to the enforceability of the subject non-competition agreement and the appropriateness of the punitive damage award, advised the Company that a reduction in the total damages assessed against the Company was likely to occur.

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. In connection with this matter, the Company recorded a reserve of $25.0 million in the second quarter of 2006, representing what was then the Company’s estimate of its most likely loss in connection with the case. The Company arrived at this estimate after consultations with counsel who, based on various factors, including existing law on acceptable ratios of punitive to compensatory damages, advised the Company that a reduction in the punitive damage award was likely to occur. On February 14, 2007, the trial court set aside the $35.0 million punitive damage award against the Company. As a result, the Company reversed $18.0 million of the aforementioned $25.0 million accrual, and reflected this reversal in its financial statements as of December 31, 2006. The remaining $7.0 million reserve at December 31, 2006, represents the Company’s best estimate of its loss based on its assessment of the likely outcome of this matter.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each matter based on facts known to the Company. As of December 31, 2006, the Company’s estimate of its range of exposure with respect to these matters was $15.5 to $30.5 million in the aggregate. In accordance with FAS 5, the Company maintained reserves for these matters totaling $18.5 million and $0 at December 31, 2006 and 2005, respectively. Expense recognized relating to these matters totaled $18.5 million, $5.0 million, and $0 in 2006, 2005 and 2004, respectively. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On December 19, 2006, and February 2, 2007, two purported shareholders of the Company named the Company’s entire Board of Directors, certain of its officers and, nominally, the Company in shareholder derivative actions. The plaintiffs in these cases (Young v. Kennedy, et al., Case No. SACV06-1230 JVS (RNBx) and Larson v. Kennedy, et al., Case No. SACV07-134 JVS(ANx)), both filed in the United States District Court for the Central District of California, assert claims for alleged violations of the federal securities laws, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, insider trading, gross mismanagement and related violations of the California Corporations Code, in connection with the Company’s prior stock option granting practices and the related accounting and public disclosures surrounding such prior stock option granting practices. The plaintiffs seek, among other things, unspecified damages to be paid to the Company, disgorgement to the Company of profits from the alleged misconduct and reimbursement to the Company of certain compensation as well as changes to the Company’s corporate governance and internal control procedures. The plaintiffs also seek the payment of their attorneys’ fees. The Company does not believe that these suits will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 22, 2007, was 3,259.

High and low stock prices and dividends declared for the last two years were as follows:

	2006		2005
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$46.95—$38.00	$.18	$37.67—$31.31	$.18
June 30	$42.72—$38.80	$.18	$41.31—$32.10	$.18
September 30	$42.92—$36.10	$.18	$45.78—$40.60	$.18
December 31	$42.64—$37.04	$.18	$49.02—$40.86	$.18

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth details regarding equity securities of the Company that were authorized for issuance under equity compensation plans of the Company as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands, except weighted-average exercise price)
Equity compensation plans approved by security holders (1)(3)	5,825	$27.35	6,433
Equity compensation not approved by security holders (2)	435	$34.69	—

	6,260	$27.82	6,433

(1)	Consists of The First American Corporation 1996 Stock Option Plan, The First American Corporation 1997 Directors’ Stock Plan and The First American 2006 Incentive Compensation Plan. See Note 16 to the Company’s consolidated financial statements for additional information.

(2)	Includes shares related to plans assumed by the Company in the purchase of Credit Management Solutions, Inc. and stock options and restricted stock units issued to the Company’s vice-chairman and chief financial officer as an inducement for him to commence employment. See Note 16 to the Company’s consolidated financial statements for additional information.

(3)	Includes 1,741,000 shares available to be issued under the Company’s stock purchase plan. See Note 15 to the Company’s consolidated financial statements for additional information.

(4)	Excludes restricted stock units.

Unregistered Sales of Equity Securities

During the fourth quarter all of the remaining holders of the Company’s convertible promissory notes issued in 1999 in connection with an acquisition elected to convert such notes into Company Common shares pursuant to the terms of the notes. On October 27, 2006, the Company issued 38,752 Common shares to one such holder. On October 31, 2006, the Company issued 2,691 shares to another such holder and on November 1, 2006, the Company issued an aggregate of 416,433 shares to the holders of the remaining 14 notes outstanding. The Company issued the shares pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, based on the fact that the securities issued were exchanged by the Company with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On October 3, 2006, the Company issued an aggregate of 26,828 Common shares as earn-out consideration to two former shareholders of an acquired entity. In issuing the shares the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based on the limited number and sophisticated nature of the recipients.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. On June 26, 2006 the Company announced a further amendment to the plan, increasing the amount of shares available for repurchase under the plan by an additional $300 million. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $500 million of the Company’s issued and outstanding Common shares. As of December 31, 2006, the Company repurchased $133.7 million (including commissions) of its shares and has the authority to repurchase an additional $366.3 million (including commissions).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2006	—	$—	—	$366,322,022
November 1 to November 30, 2006	—	$—	—	$366,322,022
December 1 to December 31, 2006	—	$—	—	$366,322,022

Total	—	$—	—	$366,322,022

Item 6.    Selected Financial Data

The selected consolidated financial data for the Company for the three-year period ended December 31, 2006, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data for the Company for the years 2003 and 2002 is derived from the accounting records and is unaudited (see Note C below). The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31 (Note C)
	2006	2005	2004	2003	2002
		(as restated)	(as restated)	(as restated)	(as restated)
				(unaudited)	(unaudited)
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$8,499,066	$8,104,751	$6,722,326	$6,213,714	$4,704,209
Net income	$287,676	$480,380	$345,847	$447,019	$229,774
Total assets	$8,224,285	$7,598,641	$6,216,536	$5,149,496	$3,407,882
Notes and contracts payable	$847,991	$848,569	$732,770	$553,888	$425,705
Deferrable interest subordinated notes	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$3,202,053	$3,005,733	$2,469,138	$1,887,936	$1,374,426
Return on average stockholders’ equity	9.3%	17.5%	15.9%	27.4%	18.5%
Cash dividends on common shares	$69,213	$68,636	$52,403	$38,850	$24,570
Per share of common stock (Note A)—
Net income:
Basic	$2.99	$5.09	$4.00	$5.83	$3.21
Diluted	$2.92	$4.92	$3.80	$5.19	$2.90
Stockholders’ equity	$33.19	$31.36	$27.42	$23.95	$18.67
Cash dividends	$.72	$.72	$.60	$.50	$.34
Number of common shares outstanding—
Weighted average during the year:
Basic	96,206	94,351	86,430	76,632	71,594
Diluted	98,653	97,691	91,669	87,379	81,802
End of year	96,484	95,860	90,058	78,826	73,636
Title orders opened (Note B)	2,510	2,700	2,519	2,511	2,184
Title orders closed (Note B)	1,866	2,017	1,909	2,021	1,696
Number of employees (Note D)	39,670	37,883	30,994	29,802	24,886

Note A—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note B—Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Note C—As described further in Note 1 to the accompanying Consolidated Financial Statements, the Company has restated its financial statements to correct for errors relating to the accounting for employee stock options. The effect of this restatement on 2003 and 2002 was a reduction in net income of approximately $4.1 million (0.9%) and $4.5 million (1.9%), respectively.

Note D—Number of employees in 2006 and 2005 are based on actual employee headcount. Number of employees in 2004 and prior years was based on full-time equivalents.

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

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy, and for policies issued by independent agents, when notice of issuance is received from the agent. Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. The Company’s tax service division defers its tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect the estimated impact of prepayments. The Company reviews its tax service contract portfolio on a quarterly basis to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments and adjusts the amortization rates accordingly to reflect current trends. For most other products, revenues are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 75 percent of claims become known in the five first years of the policy life. Therefore, the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $121.2 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	as of December 31, 2006		as of December 31, 2005
Known claims	$133,419	14.2%	$120,197	17.9%
IBNR	727,840	77.7%	474,749	70.8%

Total title claims	861,259	91.9%	594,946	88.7%
Non-title claims	75,730	8.1%	76,108	11.3%

Total loss reserves	$936,989	100.0%	$671,054	100.0%

During the second quarter of 2006, the Company recorded a $155.0 million title insurance reserve strengthening adjustment. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, and was included in the mid-year actuarial analysis performed by the Company’s independent actuaries. In addition, given the increase in short and long term interest rates during the first half of 2006, as well as the resulting increase in fixed and adjustable mortgage rates, the Company’s management believes that claims development patterns for policy years 2003 through 2005 may extend. Given the increase in claims frequency that became apparent during the period and the potential extension of claims development patterns, management has placed greater weight on the historical claim payment patterns (which do not fully reflect the potential impact of refinance activity) in determining the appropriate IBNR reserve. Management continues to believe that some adjustment to historical claim development patterns is appropriate to make to policy years 2002 through 2005, however, management has lowered the degree of the adjustment during the period given the factors described above.

In determining its best estimate of the appropriate IBNR reserve at December 31, 2006, management considered the single point estimate, or selected result, included in the full-year actuarial report and a sensitivity analysis looking at the impact of the shorter overall tail of certain title policies due to the levels of refinance activity and homeowner turnover. The difference between the actuary’s single point estimate of likely loss exposure as of December 31, 2006 and the Company’s IBNR balance at December 31, 2006 was 2.4%. This difference is due to the impact of the shorter overall tail of claims from certain title policies due to the levels of refinance activity and homeowner turnover.

Purchase accounting and impairment testing for goodwill and other intangible assets.    Pursuant to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company is required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets by reporting unit. This annual test, which the Company has elected to perform every September 30, utilizes a variety of valuation techniques, all of which require management to make estimates and judgments, and includes discounted cash flow analysis, market approach valuations and the use of third-party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation services. In accordance with the provisions of SFAS 142, the Company completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2006 and 2005, and determined that there was no impairment of value.

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

Stock-based compensation.    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, which establishes standards for share-based awards for employee services. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified prospective method, the Company will continue to use the Black-Scholes option-pricing model for all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. In conjunction with the adoption of SFAS 123R, the Company changed the method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Compensation expense for all stock-based awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to January 1, 2006, will be recognized using the straight-line single option method. As stock-based compensation expense recognized in the results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, forfeitures were recognized as they occurred. Share-based compensation expense included in salaries and other personnel costs recognized during the twelve months ended December 31, 2006, was $25.7 million, $13.1 million after tax and minority interest expense, or $0.13 per diluted share. This amount includes expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 as well as share-based awards granted during the twelve months ended December 31, 2006. In addition to stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, commencing the first quarter of 2006, the Company began recognizing an expense in the amount equal to the discount. For the twelve months ended December 31, 2006, the amount of the discount was $1.0 million. This amount is included in the share-based compensation amount mentioned above.

Results of Operations

Restatement of Prior Year Financial Statements—On January 4, 2007, the Company announced that the special subcommittee of its Audit Committee completed its review of the Company’s historical stock option granting practices and related tax and accounting matters. In the course of its four month review, the special subcommittee evaluated all option grants made under the Company’s 1996 Stock Option Plan, 1997 Directors’ Stock Plan and 2006 Incentive Compensation Plan. To assist it, the special subcommittee retained independent counsel, which in turn retained forensic accountants. The special subcommittee reported that it received full cooperation from the Company’s management.

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

The Company believes that the impact of the above referenced error is immaterial to all prior periods. However, the cumulative amount would be material to the current year if corrected in the current year and, therefore, the Company restated its prior year financial statements, as applicable. The effect of this restatement on the years 2004 and 2005 was approximately $3.3 million and $4.9 million, respectively, representing an estimated percentage to after-tax net income of 0.9% and 1.0%, respectively. See Note 1 to the Condensed Consolidated Financial Statements—Restatement of Consolidated Financial Statements for details of the impact of this restatement on the twelve months ended December 31, 2006, 2005 and 2004. All amounts impacted by the aforementioned restatement are properly restated below.

Overview—A substantial portion of the revenues for the Company’s title insurance and services and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s property information segment and in excess of 20.0% of the revenues from the Company’s First Advantage segment also depend on real estate activity. The remaining portion of the property information and First Advantage segments’ revenues, as well as the revenues of the Company’s specialty insurance segment, are isolated from the volatility of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Total operating revenues for the Company increased in 2006 compared with 2005, despite a decline in mortgage originations, primarily as a result of acquisition activity and organic growth at the Company’s specialty insurance, property information and First Advantage segments. Operating revenues in 2005 also increased when compared with 2004 primarily as a result of a relatively strong resale and commercial real estate market, an increase in the average revenues per order closed in the Company’s title business as well as acquisition activity. Operating revenues in 2004 increased from 2003 primarily due to new acquisitions, declining mortgage interest rates in the second half of the year and an increase in the average revenues per title order closed.

In September 2005, the Company contributed its Credit Information Group to First Advantage, a publicly traded subsidiary of the Company. These two segments have been combined into the First Advantage segment. This presentation is consistent with the way management evaluates the operations of these businesses. In 2005, the Company changed the presentation of the financial results for its operating segments to include inter-segment revenues and expenses. The inter-segment revenues and expenses are reflected in the applicable segments and eliminated in an eliminations line.

Operating revenues—A summary by segment of the Company’s operating revenues is as follows:

	2006	%	2005	%	2004	%
	(in thousands, except percentages)
Financial Services:
Title Insurance:
Direct operations	$3,066,063	37	$3,017,050	38	$2,540,145	39
Agency operations	2,995,241	36	2,857,881	36	2,245,891	34

	6,061,304	73	5,874,931	74	4,786,036	73
Specialty Insurance	309,261	4	275,207	4	220,340	3

	6,370,565	77	6,150,138	78	5,006,376	76

Information Technology:
Mortgage Information	525,066	7	584,344	7	653,562	10
Property Information	599,638	7	511,852	7	417,758	6
First Advantage	814,914	10	637,411	8	509,092	8

	1,939,618	24	1,733,607	22	1,580,412	24
Eliminations	(65,879)	(1)	(24,674)	—	(16,042)	—

	$8,244,304	100	$7,859,071	100	$6,570,746	100

Financial Services.    Operating revenues from direct title operations increased 1.6% in 2006 over 2005 and 18.8% in 2005 over 2004. The increase in 2006 over 2005 was primarily due to an increase in the average revenues per order closed, offset in part by a decrease in the number of orders closed. The increase in 2005 over 2004 was primarily due to an increase in the average revenues per order closed, and to a lesser extent, an increase in the number of orders closed. The average revenues per order closed were $1,643, $1,496 and $1,331 for 2006, 2005 and 2004, respectively. These increases in average revenues per order closed were primarily due to a decrease in the mix of lower-premium refinance transactions and an increase in higher-premium resale and commercial transactions. The Company’s direct title operations closed 1,865,700, 2,017,200 and 1,908,600 title orders during 2006, 2005 and 2004, respectively, a decrease of 7.5% in 2006 from 2005 and an increase of 5.7% in 2005 from 2004. The fluctuations in closings primarily reflected decreasing mortgage origination activity, balanced against market share gains that resulted from organic growth and acquisition activity. Operating revenues from agency title operations increased 4.8% in 2006 over 2005 and 27.2% in 2005 over 2004. These increases were primarily attributable to the same factors affecting direct title operations compounded by the inherent delay in the reporting of transactions by agents.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $230.3 million, $376.4 million and $252.8 million for 2006, 2005 and 2004, respectively.

Specialty insurance operating revenues increased 12.4% in 2006 over 2005 and 24.9% in 2005 over 2004. These increases reflected continued geographic expansion at the Company’s home warranty division as well as market share gains and premium increases at the Company’s property and casualty insurance division.

Information Technology.    Mortgage information operating revenues decreased 10.1% in 2006 over 2005 and 10.6% in 2005 over 2004. These decreases were primarily attributable to the declining mortgage origination volume in 2006 and 2005, as well as increases in the estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds, which resulted in the deferral of a larger portion of the tax service fee.

Total operating revenues for the mortgage information segment contributed by new acquisitions were $3.9 million, $23.3 million and $166.4 million for 2006, 2005 and 2004, respectively.

Property information operating revenues increased 17.2% in 2006 over 2005 and 22.5% in 2005 over 2004. These increases primarily reflected $9.2 million and $34.7 million of operating revenues contributed by new acquisitions for the respective periods and the continued growth in this segment’s less cyclical, subscription-based information businesses, offset in part by the reduction in mortgage originations.

First Advantage operating revenues increased 27.8% in 2006 over 2005 and 25.2% in 2005 over 2004. These increases were primarily attributable to $137.1 million and $87.4 million of operating revenues contributed by new acquisitions for the respective periods as well as organic growth.

Investment and other income—Investment and other income totaled $239.4 million, $210.3 million and $141.8 million in 2006, 2005 and 2004, respectively, an increase of $29.1 million, or 13.8% in 2006 from 2005, and an increase of $68.5 million, or 48.3% in 2005 from 2004. These increases were primarily due to the growth in interest income resulting from increases in the average investment portfolio balance and higher yields. Offsetting in part the growth in interest income for 2006 was a 33.3% decrease in equity in earnings of unconsolidated affiliates, which are accounted for under the equity method of accounting. Equity in earnings of unconsolidated affiliates increased 16.3% in 2005 over 2004.

Gain on issuance of subsidiary stock—Gain on issuance of subsidiary stock totaled $9.3 million in 2006, $25.7 million in 2005 and $8.5 million in 2004. These amounts represent realized gains relating to the issuance of shares by the Company’s publicly-traded subsidiary, First Advantage Corporation.

Net realized investment gains/losses—Net realized investment gains totaled $6.1 million in 2006, $9.7 million in 2005 and $1.3 million in 2004. The 2006 total included a realized gain of $7.0 million recognized by the Company’s First Advantage segment relating to a follow on stock offering by DealerTrack Holdings, Inc., an entity partially owned by First Advantage, as well as a $3.0 million realized loss recognized at the Company’s title insurance segment resulting from an asset write-down. The 2005 total included a realized gain of $9.5 million recognized by the First Advantage segment, relating to the completion of an initial public offering by DealerTrack Holdings, Inc.

Salaries and other personnel costs—A summary by segment of the Company’s salaries and other personnel costs is as follows:

	2006	%	2005	%	2004	%
			(as restated)		(as restated)
	(in thousands, except percentages)
Financial Services:
Title Insurance	$1,802,797	70	$1,728,518	71	$1,476,574	70
Specialty Insurance	61,502	3	56,205	2	45,660	2

	1,864,299	73	1,784,723	73	1,522,234	72

Information Technology:
Mortgage Information	197,452	8	232,872	10	248,167	12
Property Information	238,915	9	188,457	8	155,926	7
First Advantage	237,604	9	180,352	7	142,918	7

	673,971	26	601,681	25	547,011	26

Corporate	59,801	2	56,500	3	55,433	3
Eliminations	(26,718)	(1)	(13,991)	(1)	(10,630)	(1)

	$2,571,353	100	$2,428,913	100	$2,114,048	100

Financial Services.    The Company’s title insurance segment comprises over 96% of total salaries and other personnel costs for the Financial Services group. The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment’s growth in operations that specialize in commercial, builder and lender title business has created ongoing fixed costs required to service accounts.

Title insurance personnel expenses increased 4.3% in 2006 over 2005 and 17.1% in 2005 over 2004. The increase in 2006 over 2005 was primarily due to $75.3 million of personnel costs associated with new acquisitions, offset in part by cost reductions in response to the decline in mortgage originations. The increase in 2005 over 2004 was primarily due to $105.1 million of personnel costs associated with new acquisitions as well as incremental costs incurred to service the increase in order volume. The Company’s direct title operations opened 2,510,400, 2,700,000, and 2,518,600 orders in 2006, 2005, and 2004, respectively, representing a decrease of 7.0% in 2006 over 2005 and an increase of 7.2% in 2005 over 2004. The decrease in orders in 2006 from 2005 was primarily due to the decline in mortgage originations, offset in part by market share growth that resulted from organic growth and acquisition activity. The increase in orders in 2005 over 2004 primarily reflected market share growth, offset in part by declining mortgage originations.

Information Technology.    Personnel expenses in total for the Information Technology group increased 12.0% in 2006 over 2005 and 10.0% in 2005 over 2004. These increases were primarily due to $46.2 million and $65.5 million of personnel costs associated with new acquisitions for the respective periods, increased expenses incurred at the property information and First Advantage segments to service the increase in business volume, offset in part by a decline in expenses at the mortgage information segment related to the decrease in revenues.

Corporate.    Corporate personnel expenses increased 5.8% in 2006 over 2005 and 1.9% in 2005 over 2004. The increase in 2006 over 2005 was primarily attributable to increases in certain employee benefit plans and share-based compensation expense, which was related to the adoption of SFAS 123R, offset in part by reduced bonus expense in response to the decrease in Company’s profit. The increase in 2005 over 2004 also reflected increases in certain employee benefit plans, an increase in stock option expense and increased bonus expense.

Premiums retained by agents—A summary of agent retention and agent revenues is as follows:

	2006	2005	2004
	(in thousands, except percentages)
Agent retention	$2,393,348	$2,298,622	$1,815,771

Agent revenues	$2,995,241	$2,857,881	$2,245,891

% retained by agents	79.9%	80.4%	80.8%

The premium split between underwriter and agents is in accordance with their respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations.

Other operating expenses—A summary by segment of the Company’s other operating expenses is as follows:

	2006	%	2005	%	2004	%
			(as restated)		(as restated)
	(in thousands, except percentages)
Financial Services:
Title Insurance	$1,087,138	56	$1,025,784	59	$927,161	60
Specialty Insurance	47,697	2	35,884	2	18,849	1

	1,134,835	58	1,061,668	61	946,010	61

Information Technology:
Mortgage Information	175,890	9	172,867	10	184,584	12
Property Information	188,098	10	172,380	10	132,766	9
First Advantage	420,488	22	336,718	19	278,259	18

	784,476	41	681,965	39	595,609	39

Corporate	50,342	3	13,884	1	7,698	1
Eliminations	(39,161)	(2)	(10,682)	(1)	(5,412)	(1)

	$1,930,492	100	$1,746,835	100	$1,543,905	100

Financial Services.    The Company’s title insurance segment comprises over 95% of total other operating expenses for the Financial Services group. Title insurance other operating expenses (principally direct operations) increased 6.0% in 2006 over 2005 and 10.6% in 2005 over 2004. The increase in 2006 over 2005 was primarily due to $73.8 million of other operating expenses associated with new acquisitions, as well as a $20.4 million increase in litigation and regulatory charges, offset in part by cost reductions in response to the decrease in mortgage originations. Litigation and regulatory charges totaled $32.9 million in 2006, up from $12.5 million in 2005. The increase in 2005 over 2004 was primarily due to $87.7 million of other operating expenses associated with new acquisitions as well as $12.5 million in charges incurred in connection with litigation and regulatory matters.

Information Technology.    Other operating expenses for the Information Technology group increased 15.0% in 2006 over 2005 and 14.5% in 2005 over 2004. Excluding other operating expenses of $66.8 million and $62.6 million associated with new acquisitions for the respective periods, other operating expenses for the Information Technology group increased 5.2% in 2006 over 2005 and 4.0% in 2005 over 2004. The increase in 2006 over 2005 was primarily due to an increase in cost of service fees at the Company’s First Advantage segment, primarily associated with the growth in the data services and dealer divisions, and an increase in appraiser fees at the Company’s property information segment due primarily to the growth in the appraisal business. The increase in 2005 over 2004 was primarily due to $11.1 million of costs related to the Company’s default division. These costs included expenses associated with relocating and consolidating operations, the write down of certain software and other related expenses. Also contributing to the increase in 2005 were $8.9 million in expenses incurred at the First Advantage segment primarily in connection with the Company’s contribution of its credit information group to First Advantage.

Corporate.    Corporate other operating expenses increased $36.5 million in 2006 over 2005 and $6.2 million in 2005 over 2004. These increases reflected higher general costs, primarily consulting and professional fees, associated with the support effort needed to service the Company’s national and international operations. The increase in 2006 over 2005 was also due to increased technology costs as well as expenses incurred in connection with the Company’s review of its historical stock option granting practices.

Provision for title losses and other claims—A summary by segment of the Company’s provision for title losses and other claims is as follows:

	2006	%	2005	%	2004	%
	(in thousands, except percentages)
Title Insurance	$482,567	73	$288,713	63	$198,295	57

Specialty Insurance:
Home Warranty	95,238	15	90,175	20	70,562	20
Property and Casualty Insurance	59,568	9	52,442	11	52,087	15

	154,806	24	142,617	31	122,649	35

All other segments	19,574	3	25,700	6	28,674	8

	$656,947	100	$457,030	100	$349,618	100

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 8.0% in 2006, 4.9% in 2005 and 4.1% in 2004. The increase in rate for 2006 was primarily due to a $155.0 million reserve strengthening adjustment recorded in the second quarter of 2006. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, and included in the mid-year actuarial analysis performed by the Company’s independent actuaries. In addition, given the increase in short and long term interest rates during the first half of 2006, as well as the resulting increase in fixed and adjustable mortgage rates, the Company’s management believes that claims development patterns for policy years 2003 through 2005 may extend. Given the increase in claims frequency that became apparent during the period and the potential extension of claims development patterns, management has placed greater weight on the historical claim payment patterns (which do not fully reflect the potential impact of refinance activity) in determining the appropriate IBNR reserve. Management continues to believe that some adjustment to historical claim development patterns is appropriate to make to policy years 2002 through 2005, however, management has lowered the degree of the adjustment during the period given the factors described above. The increased rate for 2005 primarily reflected the claims intensity of policy years 2005 and 2004. The Company started 2005 with a rate of 4.1% that was applied to title insurance operating revenues for the first and second quarters of 2005. Effective July 1, 2005, the Company increased the loss provision rate to 5.0% to reflect an increase in claims intensity. During the fourth quarter 2005, the Company increased the rate to 6.2% as a result of a further increase in claims intensity, ending the year with an average annual rate of 5.0%.

The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 50.5% in 2006, 51.7% in 2005, and 49.0% in 2004. This decreased rate in 2006 from 2005 was primarily due to a reduction in the average number of claims incurred per contract as well as contract price increases. The increased rate in 2005 over 2004 primarily reflected an increase in the average cost per claim due to geographic expansion.

The provision for property and casualty insurance claims, expressed as a percentage of property and casualty insurance operating revenues, was 49.4% in 2006, 52.0% in 2005, and 68.4% in 2004. These decreases in provisioning rates were primarily due to improved claims activity. Specifically, the 2004 rate reflected high claims associated with the Florida hurricanes, and the 2005 rate, although an improvement from the 2004 rate, reflected high claims activity which resulted from the heavy rains in Southern California experienced during the first quarter of 2005.

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$671,054	$526,516	$435,852
Provision related to:
Current year	449,131	409,940	345,066
Prior years	207,816	47,090	4,552

	656,947	457,030	349,618

Payments related to:
Current year	217,327	231,632	162,729
Prior years	173,459	132,564	105,559

	390,786	364,196	268,288

Other	(226)	51,704	9,334

Balance at end of year	$936,989	$671,054	$526,516

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions. Included in “Other” for 2005 were $48.6 million in purchase accounting adjustments related to acquisitions in the title insurance and services segment. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $174.0 million, $169.0 million and $143.1 million in 2006, 2005 and 2004, respectively, that relate to the Company’s non-title insurance operations.

Depreciation and amortization—Depreciation and amortization increased 31.4% in 2006 over 2005 and 22.1% in 2005 over 2004. These increases were primarily due to an increase in the amortization of intangibles as a result of acquisition activity and an increase in the amortization of capitalized data and software as a result of new capital expenditures. Depreciation and amortization, as well as capital expenditures for each of the Company’s segments, are summarized in Note 22 to the consolidated financial statements.

Premium taxes—A summary by pertinent segment of the Company’s premium taxes is as follows:

	2006	%	2005	%	2004	%
	(in thousands, except percentages)
Title Insurance	$66,607	93	$59,269	92	$47,662	90
Specialty Insurance	5,152	7	4,924	8	5,273	10

	$71,759	100	$64,193	100	$52,935	100

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a “premium” tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s underwritten title company (noninsurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance operating revenues remained relatively constant at approximately 1.0%.

Interest—Interest expense increased $17.4 million, or 32.2% in 2006 over 2005 and $9.9 million, or 22.6% in 2005 over 2004. These increases were primarily due to an increase in acquisition-related indebtedness as well as higher interest rates.

Income before income taxes and minority interests—A summary by segment is as follows:

	2006	%	2005	%	2004	%
			(as restated)		(as restated)
	(in thousands, except percentages)
Financial Services:
Title Insurance	$301,160	40	$540,851	55	$354,654	46
Specialty Insurance	56,406	8	47,557	5	39,035	5

	357,566	48	588,408	60	393,689	51

Information Technology:
Mortgage Information	123,662	16	140,884	14	174,338	23
Property Information	151,904	20	151,167	15	126,024	16
First Advantage	117,248	16	103,549	11	72,841	10

	392,814	52	395,600	40	373,203	49

	750,380	100	984,008	100	766,892	100

Corporate	(153,477)		(86,266)		(93,860)

	$596,903		$897,742		$673,032

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions are affected by whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream, new product innovation, expanding secondary market applications and an increase in non-mortgage related customers. Most of the revenues for the First Advantage segment are unaffected by real estate activity, with the exception of the lender business, which is dependent on real estate activity.

Commencing in the second quarter of 2006, the Company began allocating certain expenses which had previously been reported as corporate expenses to the title insurance, specialty insurance, mortgage information and property information segments. These expenses include costs associated primarily with supplemental executive retirement plans, stock option expense and certain general expenses. The expenses associated with the supplemental retirement plan and the stock option plan were allocated to each segment based on actual costs. The allocation of certain general expenses was made to the title insurance and specialty insurance segments based on their proportionate contribution to net operating revenues (operating revenues less agent retention, if applicable). Specifically, those segments were allocated expenses associated with the supplemental executive retirement plans, stock option plan and an additional amount equal to 1.0% of their respective net operating revenues. The mortgage information and property information segments had been receiving corporate expense allocations in an amount equal to 1.0% of their respective net operating revenues; therefore, no additional allocation was made to them. All periods presented above consistently reflect the new allocation policy.

Income taxes—The Company’s effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense), was 43.3% for 2006, 40.2% for 2005 and 41.2% for 2004. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The difference in the effective tax rate was primarily due to the $155 million reserve adjustment recorded in the second quarter of 2006, for which a corresponding tax benefit was recognized at 36%, as well as changes in the ratio of permanent differences to income before income taxes and minority interests and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 13 to the consolidated financial statements.

Minority interests—Minority interests in net income of consolidated subsidiaries decreased $4.7 million in 2006 from 2005 and increased $8.9 million in 2005 over 2004. These changes were primarily due to the fluctuations in the operating results of FARES, which includes certain companies in the Company’s mortgage information, property information and First Advantage segments.

Net income—Net income and per share information are summarized as follows (see Note 14 to the consolidated financial statements):

	2006	2005	2004
		(as restated)	(as restated)
	(in thousands, except per share amounts)

Net income	$287,676	$480,380	$345,847

Per share of common stock:
Net income:
Basic	$2.99	$5.09	$4.00

Diluted	$2.92	$4.92	$3.80

Weighted-average shares:
Basic	96,206	94,351	86,430

Diluted	98,653	97,691	91,669

Liquidity and Capital Resources

Cash provided by operating activities amounted to $612.1 million, $926.6 million, and $678.9 million for 2006, 2005, and 2004, respectively, after net claim payments of $382.5 million, $373.0 million, and $268.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2006, were for company acquisitions, additions to the investment portfolio, capital expenditures, dividends, distributions to minority shareholders, the repayment of debt and the repurchase of Company shares. The most significant nonoperating sources of cash and cash equivalents were proceeds from the issuance of notes and capital lease, and proceeds from the sales and maturities of certain investments. The net effect of all activities on total cash and cash equivalents was a decrease of $156.3 million for 2006, and increases of $224.5 million for 2005 and $168.8 million for 2004.

Notes and contracts payable, as a percentage of total capitalization, were 20.3% as of December 31, 2006, as compared with 21.5% as of the prior year-end. This decrease was primarily attributable to net income for the year, offset in part by a decrease in the equity base as a result of the comprehensive loss associated with the Company’s debt and equity securities portfolio and pension plans. Notes and contracts payable are more fully described in Note 10 to the consolidated financial statements.

In November 2005, the Company amended and restated its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment and restatement extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. Under the amended and restated credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. On August 11, 2006, the Company obtained a waiver from the lenders under the amended and restated credit agreement waiving the breach created by the Company’s inability to timely file its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, due to the ongoing review of the Company’s stock option program. On November 3, 2006, the Company entered into an Amendment No. 1 and Waiver with the lenders, extending the waiver referred to above with respect to the then outstanding quarterly reports on Form 10-Q for the fiscal quarters ended June 30 and September 30, 2006, which were later filed on January 8, 2007, prior to the expiration of the waiver. The line of credit was unused at December 31, 2006. The Company’s publicly traded subsidiary, First Advantage Corporation has one bank credit agreement. This agreement provides for a $225.0 million revolving line of credit and is collateralized by the stock of First Advantage’s subsidiaries. Under the terms of the credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until September 2010 and had a balance due of $150.0 million at December 31, 2006.

On February 2, 2007, the Company’s joint venture with Experian, FARES, entered into a Credit Agreement with Wells Fargo Bank, whereby FARES borrowed $100 million for the purpose of consummating a business merger. The Company guaranteed repayment of the loan pursuant to a Continuing Guaranty, dated as of February 2, 2007, between the Company and Wells Fargo Bank, NA. The business merger involved the Company’s First American Real Estate Solutions (RES) division, a part of its FARES subsidiary, and Sacramento, Calif.-based CoreLogic Systems, Inc., a leading provider of mortgage risk assessment and fraud prevention solutions. The merger resulted in a new, combined company, majority owned by FARES. FARES owns approximately 82 percent of the economic interests of the combined company through the ownership of high vote Class B shares. CoreLogic’s stockholders own approximately 18 percent of the economic interests of the combined company through the ownership of Class A shares. In addition to the Class A shares, CoreLogic’s stockholders received cash consideration of $100 million. To finance the cash consideration, FARES has made a loan of $100 million to the combined company.

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

In the first quarter of 2004, the Company began the expansion of its office campus. This expansion was completed in the fourth quarter of 2005 with the addition of two four-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage of the Company’s campus at MacArthur Place to approximately 490,000 square feet. The two new office buildings are occupied primarily by the Company’s property information segment and trust company. The expansion was paid for with internally generated funds.

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $8.7 billion and $6.2 billion at December 31, 2006 and 2005, respectively, of which $755.4 million and $639.9 million were held at the Company’s trust company and thrift company. The escrow deposits held at the Company’s trust company and thrift company are included in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions. Trust deposits totaled $3.3 billion and $3.0 billion at December 31, 2006 and 2005, respectively, and were held at the Company’s trust company. Escrow deposits held at third-party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

In addition, the Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $2.0 billion and $2.6 billion at December 31, 2006 and 2005, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2006, is as follows:

	Notes and contracts payable	Interest on notes and contracts payable	Operating leases	Claim losses	Deferrable interest subordinated notes	Total
2007	$149,936	$57,717	$230,981	$246,412	—	$685,046
2008	131,263	50,626	173,973	139,673	—	495,535
2009	59,338	45,351	119,668	116,091	—	340,448
2010	192,024	37,687	76,164	83,386	—	389,261
2011	18,676	27,813	52,719	62,788	—	161,996
Later years	296,754	177,366	126,337	288,639	$100,000	989,096

	$847,991	$396,560	$779,842	$936,989	$100,000	$3,061,382

The timing of claim payments are estimated and are not set contractually. Nonetheless, based on historical claims experience, we anticipate the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments.

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2007 from its insurance subsidiaries is $285.7 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 2 to the consolidated financial statements.

Due to the Company’s significant liquid-asset position and its consistent ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage the perceived risk. However, it does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2006, the Company had equity securities with a book value of $52.8 million and fair value of $54.0 million. Although the Company has exchange rate risk for its operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loans
Book Value	$111,875						$111,875	$111,875
Average Interest Rate	2.72%							100.0%
Debt Securities
Book Value	$99,469	58,725	86,718	60,356	56,500	832,227	$1,193,995	$1,185,915
Average Interest Rate	5.32%	5.30%	4.88%	4.93%	5.31%	5.44%		99.3%
Loans Receivable
Book Value	$916	255	304	4	3,102	97,060	$101,641	$98,837
Average Interest Rate	6.55%	9.00%	6.86%	8.75%	8.47%	7.56%		97.2%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$229,908						$229,908	$229,908
Average Interest Rate	2.53%							100.0%
Variable Rate Demand Deposits
Book Value	$30,080						$30,080	$30,080
Average Interest Rate	4.38%							100.0%
Fixed Rate Demand Deposits
Book Value	$13,024	3,070	3,171	564	970		$20,799	$20,651
Average Interest Rate	4.59%	4.29%	4.71%	4.65%	5.33%			99.3%
Notes Payable
Book Value	$149,936	131,263	59,338	192,024	18,676	296,754	$847,991	$855,340
Average Interest Rate	5.84%	7.31%	4.38%	6.57%	6.15%	6.36%		100.9%
Deferrable Interest Subordinates Notes
Book Value						$100,000	$100,000	$111,433
Average Interest Rate						8.50%		111.4%

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The First American Corporation:

We have completed integrated audits of The First American Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

March 1, 2007

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31
	2006	2005
		(as restated)
ASSETS
Cash and cash equivalents	$1,404,884	$1,561,144

Accounts and accrued income receivable, less allowances ($62,467 and $67,473)	557,957	486,933

Investments:
Deposits with savings and loan associations and banks	111,875	90,383
Debt securities	1,185,915	1,100,728
Equity securities	53,988	47,101
Other long-term investments	578,738	394,367

	1,930,516	1,632,579

Loans receivable, net	101,641	94,812

Property and equipment, net	741,691	685,522

Title plants and other indexes	585,794	539,083

Deferred income taxes	43,890	—

Goodwill	2,307,384	2,092,612

Other intangible assets, net	275,992	247,117

Other assets	274,536	258,839

	$8,224,285	$7,598,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$806,326	$693,175

Accounts payable and accrued liabilities:
Accounts payable	159,923	122,082
Salaries and other personnel costs	286,771	303,894
Pension costs and other retirement plans	352,957	308,809
Other	245,495	293,108

	1,045,146	1,027,893

Deferred revenue	753,466	762,157

Reserve for known and incurred but not reported claims	936,989	671,054

Income taxes payable	20,265	17,386

Deferred income taxes	—	13,009

Notes and contracts payable	847,991	848,569

Deferrable interest subordinated notes	100,000	100,000

	4,510,183	4,133,243

Minority interests in consolidated subsidiaries	512,049	459,665

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000 shares; Outstanding— 96,484 and 95,860 shares	96,484	95,860
Additional paid-in capital	983,421	956,720
Retained earnings	2,297,432	2,078,969
Accumulated other comprehensive loss	(175,284)	(125,816)

Total stockholders’ equity	3,202,053	3,005,733

	$8,224,285	$7,598,641

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2006	2005	2004
		(as restated)	(as restated)
Revenues:
Operating revenues	$8,244,304	$7,859,071	$6,570,746
Investment and other income	239,416	210,295	141,796
Gain on stock issued by subsidiary	9,290	25,658	8,472
Net realized investment gains	6,056	9,727	1,312

	8,499,066	8,104,751	6,722,326

Expenses:
Salaries and other personnel costs	2,571,353	2,428,913	2,114,048
Premiums retained by agents	2,393,348	2,298,622	1,815,771
Other operating expenses	1,930,492	1,746,835	1,543,905
Provision for title losses and other claims	656,947	457,030	349,618
Depreciation and amortization	206,925	157,439	128,978
Premium taxes	71,759	64,193	52,935
Interest	71,339	53,977	44,039

	7,902,163	7,207,009	6,049,294

Income before income taxes and minority interests	596,903	897,742	673,032
Income taxes	220,100	323,500	242,200

Income before minority interests	376,803	574,242	430,832
Minority interests	89,127	93,862	84,985

Net income	287,676	480,380	345,847

Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	6,496	(9,103)	997
Minimum pension liability adjustment	(8,827)	(35,652)	(19,202)

	(2,331)	(44,755)	(18,205)

Comprehensive income	$285,345	$435,625	$327,642

Net income per share:
Basic	$2.99	$5.09	$4.00

Diluted	$2.92	$4.92	$3.80

Weighted-average common shares outstanding:
Basic	96,206	94,351	86,430

Diluted	98,653	97,691	91,669

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2003, as reported	78,826	$78,826	$463,610	$1,399,940	$(62,856)	$1,879,520
Adjustment for APB 25 expense	—	—	34,575	(26,159)	—	8,416

Balance at December 31, 2003, as restated	78,826	78,826	498,185	1,373,781	(62,856)	1,887,936
Net income for 2004, as restated	—	—	—	345,847	—	345,847
Cash dividends on common shares	—	—	—	(52,403)	—	(52,403)
Purchase of Company shares	(1,465)	(1,465)	(37,499)	—	—	(38,964)
Conversion of debt	7,458	7,458	198,270	—	—	205,728
Shares issued in connection with company acquisitions	1,648	1,648	45,314	—	—	46,962
Shares issued in connection with option, benefit and savings plans	3,591	3,591	88,236	—	—	91,827
Adjustment for APB 25 expense	—	—	410	—	—	410
Other comprehensive loss	—	—	—	—	(18,205)	(18,205)

Balance at December 31, 2004, as restated	90,058	90,058	792,916	1,667,225	(81,061)	2,469,138
Net income for 2005, as restated	—	—	—	480,380	—	480,380
Cash dividends on common shares	—	—	—	(68,636)	—	(68,636)
Purchase of Company shares	(1,254)	(1,254)	(46,942)	—	—	(48,196)
Conversion of debt	16	16	635	—	—	651
Shares issued in connection with company acquisitions	2,379	2,379	85,626	—	—	88,005
Shares issued in connection with option, benefit and savings plans	4,661	4,661	125,987	—	—	130,648
Adjustment for APB 25 expense	—	—	(1,502)	—	—	(1,502)
Other comprehensive loss	—	—	—	—	(44,755)	(44,755)

Balance at December 31, 2005, as restated	95,860	95,860	956,720	2,078,969	(125,816)	3,005,733
Net income for 2006	—	—	—	287,676	—	287,676
Cash dividends on common shares	—	—	—	(69,213)	—	(69,213)
Purchase of Company shares	(1,158)	(1,158)	(45,360)	—	—	(46,518)
Conversion of debt	467	467	13,548	—	—	14,015
Shares issued in connection with company acquisitions	833	833	31,910	—	—	32,743
Shares issued in connection with option, benefit and savings plans	482	482	11,868	—	—	12,350
Share-based compensation expense	—	—	14,735	—	—	14,735
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(47,137)	(47,137)
Other comprehensive loss (Note 19)	—	—	—	—	(2,331)	(2,331)

Balance at December 31, 2006	96,484	$96,484	$983,421	$2,297,432	$(175,284)	$3,202,053

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2006	2005	2004
		(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,676	$480,380	$345,847
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	656,947	457,030	349,618
Depreciation and amortization	206,925	157,439	128,978
Minority interests in net income	89,127	93,862	84,985
Net realized investment gains	(15,346)	(35,385)	(9,784)
Share—based compensation	25,654	2,144	2,834
Other, net	(44,534)	(53,227)	(53,045)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(382,514)	(372,969)	(268,025)
Net change in income tax accounts	(42,894)	153,273	83,075
Increase in accounts and accrued income receivable	(53,570)	(7,666)	(62,533)
(Decrease) increase in accounts payable and accrued liabilities	(78,243)	27,823	21,792
(Decrease) increase in deferred revenue	(10,458)	20,501	5,613
Other, net	(26,627)	3,437	49,499

Cash provided by operating activities	612,143	926,642	678,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(261,589)	(378,620)	(329,652)
Net (increase) decrease in deposits with banks	(19,417)	24,661	(14,668)
Purchases of debt and equity securities	(522,948)	(609,468)	(354,350)
Proceeds from sales of debt and equity securities	227,706	55,977	97,414
Proceeds from maturities of debt securities	206,111	176,060	101,425
Net (increase) decrease in other long-term investments	(31,016)	63,776	8,611
Origination and purchases of loans and participations	(25,697)	(29,401)	(29,701)
Net decrease in loans receivable after originations and others	18,868	35,930	33,588
Capital expenditures	(219,760)	(200,856)	(201,803)
Purchases of capitalized data	(23,301)	(21,216)	(19,485)
Proceeds from sale of property and equipment	5,328	11,055	7,741

Cash used for investing activities	(645,715)	(872,102)	(700,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	113,151	293,746	75,020
Proceeds from issuance of notes and capital lease	105,808	187,081	325,933
Repayment of debt	(200,805)	(201,955)	(107,180)
Purchase of Company shares	(46,518)	(48,196)	(38,964)
Proceeds from exercise of stock options	5,779	45,316	27,509
Proceeds from issuance of stock to employee benefit plans	5,684	8,942	6,993
Contributions from minority shareholders	7,926	10,700	12,100
Distributions to minority shareholders	(46,066)	(60,773)	(58,138)
Excess tax benefits from share-based compensation	1,446	—	—
Cash dividends	(69,093)	(64,900)	(52,403)

Cash (used for) provided by financing activities	(122,688)	169,961	190,870

Net (decrease) increase in cash and cash equivalents	(156,260)	224,501	168,844
Cash and cash equivalents—Beginning of year	1,561,144	1,336,643	1,167,799

Cash and cash equivalents—End of year	$1,404,884	$1,561,144	$1,336,643

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$69,467	$51,434	$41,679
Premium taxes	$68,428	$56,570	$59,335
Income taxes	$246,401	$193,174	$170,811
Noncash investing and financing activities:
Shares issued for benefits plans	$—	$76,390	$57,325
Shares issued in repayment of convertible debt	$467	$651	$205,728
Company acquisitions in exchange for common stock	$32,743	$88,005	$46,962
Liabilities assumed in connection with company acquisitions	$125,622	$278,793	$202,084

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow services, investment advisory services, trust, lending and deposit products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and First Advantage segments comprise its information technology group. The mortgage information segment offers real estate tax reporting and outsourcing, flood zone certification and monitoring, default management services, document preparation and other real estate-related services. The property information segment licenses and analyzes data relating to real property, offers risk management and collateral assessment analytics and provides database management and appraisal services. The First Advantage segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides specialty credit reports to the mortgage lending and automotive lending industries, maintains a credit reporting agency which offers credit reports on subprime borrowers, and provides employment background screening, drug-free workplace programs and other occupational health services, employee assistance programs, hiring management solutions, payroll and human resource management, corporate tax and incentive services, resident screening, motor vehicle records, transportation business credit services, automotive lead generation services, investigative services, computer forensics and electronic discovery services, supply chain security and consumer location services.

Restatement of Consolidated Financial Statements:

On January 4, 2007, the Company announced that the special subcommittee of its Audit Committee completed its review of the Company’s historical stock option granting practices and related tax and accounting matters. In the course of its four month review, the special subcommittee conducted an extensive investigation and evaluated all option grants made under the Company’s 1996 Stock Option Plan, 1997 Director’s Stock Plan and 2006 Incentive Compensation Plan. The special subcommittee determined that the Company used incorrect measurement dates for financial reporting purposes with respect to a number of stock option grants made between 1996 and 2006 and improperly accounted for the mispriced options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and FAS 123R, “ Share-Based Payment.” As a result, the cumulative impact to the Company’s financial results over this period totaled approximately $35.7 million, the majority of which is noncash in nature. The special subcommittee determined that these errors were the result of date selection methods, internal control deficiencies and the misapplication of technical accounting provisions. The special subcommittee did not find that these errors were the result of fraud, self-interest on the part of management or members of the Board of Directors or intent to misstate the Company’s financial statements.

The Company believes that the impact of the above referenced error is immaterial to all prior periods. However, the cumulative amount would be material to 2006 if corrected in the current year and, therefore, the Company has restated its prior year financial statements, as applicable. The effect of this restatement on the years 2004 and 2005 is a reduction in net income of approximately $3.3 million (0.9%) and $4.9 million (1.0%), respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of income and comprehensive income for the twelve months ended December 31, 2005, and December 31, 2004:

	Year Ended December 31
	2005		2004
	(as reported)	(as restated)	(as reported)	(as restated)
	(in thousands except per share amounts)
Salaries and other personnel costs	$2,426,769	$2,428,913	$2,111,215	$2,114,048
Other operating expenses	$1,743,760	$1,746,835	$1,452,702	$1,543,905
Interest	$53,310	$53,977	$43,823	$44,039
Income before income taxes and minority interests	$903,628	$897,742	$677,284	$673,032
Income taxes	$324,500	$323,500	$243,200	$242,200
Income before minority interests	$579,128	$574,242	$434,084	$430,832
Net income	$485,266	$480,380	$349,099	$345,847
Comprehensive income	$440,511	$435,625	$330,894	$327,642
Basic net income per share	$5.14	$5.09	$4.04	$4.00
Diluted net income per share	$4.97	$4.92	$3.83	$3.80

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheet as of December 31, 2005, December 31, 2004 and December 31, 2003:

	As of December 31, 2005		As of December 31, 2004		As of December 31, 2003
	(as reported)	(as restated)	(as reported)	(as restated)	(as reported)	(as restated)
Additional paid-in capital	$923,237	$956,720	$757,931	$792,916	$463,610	$498,185
Retained earnings	$2,113,266	$2,078,969	$1,696,636	$1,667,225	$1,399,940	$1,373,781
Total stockholders’ equity	$3,006,547	$3,005,733	$2,463,564	$2,469,138	$1,879,520	$1,887,936
Accounts payable and accrued liabilities	$1,021,554	$1,027,893	$833,761	$886,358	$819,015	$820,193
Deferred income taxes receivable	$—	$—	$39,886	$48,057	$141,622	$151,216
Deferred income taxes payable	$18,534	$13,009	$—	$—	$—	$—

The restatement had an immaterial impact on the Company’s consolidated statements of cash flows, which did not affect cash provided by (used in) operating activities, investing activities or financing activities for any prior period.

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

Certain 2004 and 2005 amounts have been reclassified to conform to the 2006 presentation.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title plants and other indexes

Title plants and other indexes include the Company’s title plants, flood zone databases and capitalized real estate data. Title plants and flood zone databases are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants and flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. Capitalized real estate data, which is primarily used by the Company’s property information segment, is amortized using the straight-line method over estimated useful lives of 5 to 15 years. Amortization expense for the capitalized real estate data was $11.8 million, $10.2 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company continually analyzes its title plant and other indexes for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $40.4 million and $49.0 million at December 31, 2006 and 2005, respectively.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment. The Company has selected September 30 as the annual valuation date to test goodwill for impairment. As of December 31, 2006 and 2005 no indications of impairment were identified.

Other intangible assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks and licenses. Each of these intangible assets, excluding licenses, are being amortized on a straight-line basis over their useful lives ranging from 2 to 20 years and are subject to impairment tests on a periodic basis. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather tested annually for impairment by comparing the fair value of the license with its carrying value. The carrying value for licenses as of December 31, 2006 and 2005 is $17.7 million.

The Company has determined that its flood zone certification database, which is included in “Title plants and other indexes,” is an intangible asset with an indefinite life. Accordingly, this asset is not amortized but rather tested annually for impairment by comparing the fair value of the database with its carrying value. The carrying value for the flood zone certification database as of December 31, 2006 and 2005 is $52.9 million.

Impairment of long-lived assets and loans receivable

Management uses estimated expected future cash flows (undiscounted and excluding interest costs) to measure the recoverability of long-lived assets held and used whenever events or circumstances indicate that such a measurement be made. As of December 31, 2006 and 2005, no indications of impairment were identified. In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2006 and 2005, no long-lived assets were classified as held for sale.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of impairment of loans receivable were identified during the three-year period ended December 31, 2006.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 75 percent of claims become known in the five first years of the policy life. Therefore, the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $121.2 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides for property and casualty insurance losses when the insured event occurs. The Company provides for claims losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience.

Operating revenues

Financial Services Group—Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.

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

Information Technology Group—The Company’s tax service division defers the tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. Revenues earned by most other products in the Information Technology group are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Year ended December 31
	2005	2005	2004	2004
	(as reported)	(as restated)	(as reported)	(as restated)
	(in thousands, except per share amounts)
Net income:
Net income	$485,266	$480,380	$349,099	$345,847
Add: APB No. 25 compensation recognized, net of tax	—	1,344	—	1,834
Less: stock based compensation expense, net of tax	(7,439)	(12,959)	(6,779)	(11,331)

Pro forma	$477,827	$468,765	$342,320	$336,350

Net income per share:
Net income per share:
Basic	$5.14	$5.09	$4.04	$4.00
Diluted	$4.97	$4.92	$3.83	$3.80
Pro forma:
Basic	$5.06	$4.97	$3.96	$3.89
Diluted	$4.89	$4.80	$3.75	$3.69

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. The company had previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted SFAS 123R, which establishes standards for share-based awards for employee services. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified-prospective method, the Company will continue to use the same valuation method (Black-Scholes option-pricing model) currently used for its pro forma disclosures for all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. In conjunction with the adoption of SFAS 123R, the Company changed the method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Compensation expense for all stock-based awards granted prior to January 1, 2006, will continue to be recognized using the accelerated

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiple-option approach, while compensation expense for all stock-based awards granted subsequent to January 1, 2006, will be recognized using the straight-line single option method. As stock-based compensation expense recognized in the results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, forfeitures were recognized as they occurred. Share-based compensation expense included in salaries and other personnel costs recognized during the twelve months ended December 31, 2006, was $25.7 million, $13.1 million after tax and minority interest expense or $0.13 per diluted share. This amount includes expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, as well as share-based awards granted during the twelve months ended December 31, 2006. In addition to stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognizes an expense in the amount equal to the discount. For the twelve months ended December 31, 2006, the amount of the discount was $1.0 million. This amount is included in the share-based compensation amount mentioned above.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under APB 25, compensation cost is measured as of the date the number of shares and exercise price become fixed. The terms of the award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. Compensation expense was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the stock option granted. Under APB 25, compensation cost for stock options was recognized over the vesting period.

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

Escrow and trust deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $8.7 billion and $6.2 billion at December 31, 2006 and 2005, respectively, of which $755.4 million and $639.9 million were held at the Company’s Trust Company and the Thrift. The escrow deposits held at the Company’s Trust Company and Thrift are included in the accompanying consolidated balance sheets, with $143.5 million and $75.6 million included in cash and cash equivalents and $611.9 million and $564.3 million included in debt securities at December 31, 2006 and 2005, respectively. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.3 billion and $3.0 billion at December 31, 2006 and 2005, respectively, and were held at the Company’s Trust Company. Escrow deposits held at third-party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

In addition, the Company facilitates tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $2.0 billion and $2.6 billion at December 31, 2006 and 2005, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and a return on the proceeds.

Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company will be required to adopt FIN 48 as of January 1, 2007. If there are changes in the net assets of the Company as a result of the application of FIN 48, the cumulative effects, if any, will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The provisions for SFAS 157 are effective for fiscal years ending after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS 157 on its consolidated financial statements.

Effective December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and No. 132(R) “Employers” Disclosures About Pensions and Other Post Retirement Benefits”, (SFAS 158), (SFAS 87), (SFAS 88), (SFAS 106) and (SFAS 132R). This standard requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on their balance sheets and recognize changes in the funded status in the year in which changes occur, through other comprehensive income,

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a component of shareholders’ equity). The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other post-retirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. This standard also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this standard will be effective for years beginning after December 15, 2008, with early application encouraged. The Company is already in compliance with the measurement provisions of the standard.

Prior to the adoption of the recognition provisions of SFAS 158, the Company accounted for its defined benefit pension plans under SFAS 87. SFAS 87 required that a liability (minimum pension liability) be recorded as a non-cash charge to accumulated other comprehensive income in stockholder’s equity. Under SFAS 87, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS 158, the Company recognized the amounts of prior charges in the funded status of its post-retirement benefit plans through accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 31, 2006:

	Prior to application of SFAS 158	Adjustments	After application of SFAS 158
	(in thousands)
Other intangible assets, net	$276,211	$(219)	$275,992
Accrued pension costs and other retirement plans	$245,800	$72,299	$318,099
Deferred income taxes	$18,509	$25,381	$43,890
Accumulative other comprehensive loss	$(128,147)	$(47,137)	$(175,284)
Total stockholders’ equity	$3,249,190	$(47,137)	$3,202,053

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $56.3 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2006.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2007 is $285.7 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $753.7 million and $877.9 million at December 31, 2006 and 2005, respectively. Statutory net income for the years ended December 31, 2006, 2005 and 2004, was $187.7 million, $246.5 million and $130.5 million, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2006
U.S. Treasury securities	$214,764	$812	$(5,910)	$209,666
Corporate securities	212,933	3,358	(3,285)	213,006
Obligations of states and political subdivisions	120,422	1,587	(792)	121,217
Mortgage-backed securities	645,876	897	(4,747)	642,026

	$1,193,995	$6,654	$(14,734)	$1,185,915

December 31, 2005
U.S. Treasury securities	$167,985	$914	$(1,774)	$167,125
Corporate securities	206,767	3,257	(2,865)	207,159
Obligations of states and political subdivisions	127,267	1,754	(901)	128,120
Mortgage-backed securities	604,012	599	(6,287)	598,324

	$1,106,031	$6,524	$(11,827)	$1,100,728

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$99,469	$95,403
Due after one year through five years	256,857	255,263
Due after five years through ten years	117,072	116,504
Due after ten years	74,721	76,719

	548,119	543,889
Mortgage-backed securities	645,876	642,026

	$1,193,995	$1,185,915

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities are as follows:

	Cost	Gross unrealized		Estimated fair value
		gains	losses
		(in thousands)
December 31, 2006
Preferred stocks	$4,633	$304	$(50)	$4,887
Common stocks	48,151	6,954	(6,004)	49,101

	$52,784	$7,258	$(6,054)	$53,988

December 31, 2005
Preferred stocks	$1,930	$73	$(79)	$1,924
Common stocks	47,619	5,563	(8,005)	45,177

	$49,549	$5,636	$(8,084)	$47,101

The fair value of debt and equity securities was estimated using quoted market prices. Sales of debt and equity securities resulted in realized gains of $4.8 million, $1.7 million and $2.9 million; and realized losses of $2.7 million, $0.9 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had gross unrealized losses as of December 31, 2006 and December 31, 2005:

	12 months or less		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
December 31, 2006
Debt Securities
U.S. Treasury securities	$45,420	$274	$99,712	$5,636	$145,132	$5,910
Corporate securities	7,370	89	141,234	3,196	148,604	3,285
Obligations of states and political subdivisions	16,605	97	34,597	695	51,202	792
Mortgage-backed securities	5,533	53	415,344	4,694	420,877	4,747

Total debt securities	74,928	513	690,887	14,221	765,815	14,734
Equity securities	2,447	277	17,636	5,777	20,083	6,054

Total	$77,375	$790	$708,523	$19,998	$785,898	$20,788

December 31, 2005
U.S. Treasury securities	$30,564	$232	$92,942	$1,542	$123,506	$1,774
Corporate securities	19,532	288	123,212	2,577	142,744	2,865
Obligations of states and political subdivisions	14,049	164	46,171	737	60,220	901
Mortgage-backed securities	15,178	271	406,951	6,016	422,129	6,287

Total debt securities	79,323	955	669,276	10,872	748,599	11,827
Equity securities	5,691	305	19,278	7,779	24,969	8,084

Total	$85,014	$1,260	$688,554	$18,651	$773,568	$19,911

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has determined that the unrealized losses from debt and equity securities at December 31, 2006 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2006	2005
	(in thousands)
Real estate—mortgage	$103,207	$96,999
Other	54	19

	103,261	97,018
Allowance for loan losses	(1,440)	(1,410)
Participations sold	(150)	(615)
Deferred loan fees, net	(30)	(181)

	$101,641	$94,812

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 7.6% and 7.0% for the years ended December 31, 2006 and 2005, respectively. Average yields are affected by prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

The fair value of loans receivable was $98.8 million and $94.8 million at December 31, 2006 and 2005, respectively, and was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable are as follows:

Year	(in thousands)
2007	$916
2008	255
2009	304
2010	4
2011	3,102
2012 and thereafter	98,680

$103,261

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31
	2006	2005
	(in thousands)
Land	$43,249	$44,547
Buildings	321,147	292,468
Furniture and equipment	436,780	402,372
Capitalized software	607,469	506,772
Property under capital leases, net of deferred gain	74,190	74,190

	1,482,835	1,320,349
Accumulated depreciation and amortization	(741,144)	(634,827)

	$741,691	$685,522

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. This transaction, which totaled $122.0 million, was accounted for as a capital lease. As of December 31, 2006, equipment and capitalized software with a net book value of $27.4 million and $17.3 million, respectively, including accumulated depreciation of $21.5 million and $8.0 million, respectively, were leased under a capital lease. The assets and related obligation have been included in the accompanying consolidated financial statements.

NOTE 6.    Goodwill:

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, as of December 31, 2006, is as follows:

	Balance as of January 1, 2006	Acquired during the year	Post acquisition adjustments	Balance as of December 31, 2006
	(in thousands)
Financial Services:
Title Insurance	$582,542	$162,596	$(11,376)	$733,762
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	590,495	7,050	12	597,557
Property Information	277,694	13,045	(782)	289,957
First Advantage	622,087	42,471	1,756	666,314

	$2,092,612	$225,162	$(10,390)	$2,307,384

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company tests goodwill for impairment at the reporting unit level in accordance with the provisions of SFAS 142. The Company’s annual testing identified no impairment charges in 2006 and 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests.

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31
	2006	2005
	(in thousands)
Covenants not to compete	$59,532	$47,696
Customer lists	264,809	212,375
Trademarks and licenses	48,845	44,213

	373,186	304,284
Accumulated amortization	(97,194)	(57,167)

	$275,992	$247,117

Amortization expense for other finite-lived intangible assets was $42.2 million, $28.7 million and $17.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year
(in thousands)
2006	$42,707
2007	$39,483
2008	$37,571
2009	$34,640
2010	$30,606

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Demand Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31
	2006	2005
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$229,908	$200,766
Non-interest bearing	525,539	439,175

	755,447	639,941

Passbook accounts	30,080	24,840

Certificate accounts:
Less than one year	13,024	16,567
One to five years	7,775	11,827

	20,799	28,394

	$806,326	$693,175

Annualized interest rates:
Escrow deposits	2.5%	1.3%

Passbook accounts	4.4%	2.8%

Certificate accounts	4.0%	3.3%

The carrying value of escrow and passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was $20.7 million and $28.3 million at December 31, 2006 and 2005, respectively, and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$671,054	$526,516	$435,852
Provision related to:
Current year	449,131	409,940	345,066
Prior years	207,816	47,090	4,552

	656,947	457,030	349,618

Payments related to:
Current year	217,327	231,632	162,729
Prior years	173,459	132,564	105,559

	390,786	364,196	268,288

Other	(226)	51,704	9,334

Balance at end of year	$936,989	$671,054	$526,516

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and amounts recorded in purchase accounting related to company acquisitions. Included in “Other” for 2005 were $48.6 million in amounts recorded in purchase accounting related to acquisitions in the title insurance and services segment. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $174.0 million, $169.0 million and $143.1 million in 2006, 2005 and 2004, respectively, that relate to the Company’s non-title insurance operations.

During the second quarter of 2006, the Company recorded a $155.0 million title insurance reserve strengthening adjustment. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, and was included in the mid-year actuarial analysis performed by the Company’s independent actuaries. In addition, given the increase in short and long term interest rates during the first half of 2006, as well as the resulting increase in fixed and adjustable mortgage rates, the Company’s management believes that claims development patterns for policy years 2003 through 2005 may extend. Given the increase in claims frequency that became apparent during the period and the potential extension of claims development patterns, management has placed greater weight on the historical claim payment patterns (which do not fully reflect the potential impact of refinance activity) in determining the appropriate IBNR reserve. Management continues to believe that some adjustment to historical claim development patterns is appropriate to make to policy years 2002 through 2005, however, management has lowered the degree of the adjustment during the period given the factors described above.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	as of December 31, 2006		as of December 31, 2005
Known claims	$133,419	14.2%	$120,197	17.9%
IBNR	727,840	77.7%	474,749	70.8%

Total title claims	861,259	91.9%	594,946	88.7%
Non-title claims	75,730	8.1%	76,108	11.3%

Total loss reserves	$936,989	100.0%	$671,054	100.0%

NOTE 10.    Notes and Contracts Payable:

	December 31
	2006	2005
	(in thousands)
5.7% senior debentures, due August 2014	$149,682	$149,640
7.55% senior debentures, due April 2028	99,608	99,590
Trust deed notes with maturities through 2023, collateralized by land and buildings with a net book value of $47,177, weighted-average interest rate of 5.5%	57,365	78,336
Other notes and contracts payable with maturities through 2016, weighted-average interest rate of 6.3%	465,385	421,378
5.68% capital lease obligation, due in 2008	75,951	99,625

	$847,991	$848,569

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the Company amended and restated its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment and restatement extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. Under the amended and restated credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. On August 11, 2006, the Company obtained a waiver from the lenders under the amended and restated credit agreement waiving the breach created by the Company’s inability to timely file its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006 due to the ongoing review of the Company’s stock option program. On November 3, 2006, the Company entered into an Amendment No. 1 and Waiver with the lenders, extending the waiver referred to above with respect to the then outstanding quarterly reports on Form 10-Q for the fiscal quarters ended June 30 and September 30, 2006, which were later filed on January 8, 2007, prior to the expiration of the waiver. The Company is now in compliance with key debt covenants under the amended and restated credit agreement. The line of credit was unused at December 31, 2006. The Company’s publicly-traded subsidiary, First Advantage Corporation has one bank credit agreement. This agreement provides for a $225.0 million revolving line of credit and is collateralized by the stock of First Advantage’s subsidiaries. Under the terms of the credit agreement, First Advantage Corporation is required to satisfy certain financial requirements. The line of credit remains in effect until September 2010 and had a balance due of $150.0 million at December 31, 2006.

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. The transaction totaled $122.0 million and was accounted for as a capital lease. The capital lease bears interest at a rate of 5.68% and has a base term of two years with three one-year renewal options. The assets and related obligation have been included in the accompanying consolidated financial statements.

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

The Company has also issued debt that is convertible into shares of its common stock to finance certain acquisitions. This debt, which is included in “Other notes and contracts payable,” is convertible at the option of each note holder at a conversion price of $30 per share. The balance of this convertible debt was $2.9 million and $18.5 million at December 31, 2006 and 2005, respectively. The Company issued 467,176 shares in 2006 and 16,146 shares in 2005 in relation to the convertible notes for $14.5 million that were due on November 1, 2006.

The aggregate annual maturities for notes and contracts payable and capital leases in each of the five years after December 31, 2006, are as follows:

Year	Notes payable	Capital lease
	(in thousands)
2007	$124,888	$25,048
2008	$80,360	$50,903
2009	$59,338	$—
2010	$192,024	$—
2011	$18,676	$—

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of notes and contracts payable was $855.3 million and $862.2 million at December 31, 2006 and 2005, respectively, and was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The weighted-average interest rate for the Company’s notes and contracts payable was 6.2% and 6.1% at December 31, 2006 and 2005, respectively.

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

The fair value of the Company’s deferrable interest subordinated notes was $111.4 million and $120.9 million at December 31, 2006 and 2005, respectively, and was estimated based on the current rates offered to the Company for debt of the same type and remaining maturity.

NOTE 12.    Investment and Other Income:

The components of investment and other income are as follows:

	2006	2005	2004
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$44,907	$36,149	$12,034
Debt securities	52,202	37,788	29,006
Other long-term investments	50,689	22,793	9,153
Loans receivable	7,650	6,750	7,531
Dividends on marketable equity securities	5,735	2,361	2,895
Equity in earnings of unconsolidated affiliates	39,343	61,386	53,620
Trust and banking activities	17,827	21,374	21,564
Other	21,063	21,694	5,993

	$239,416	$210,295	$141,796

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Income Taxes:

Income taxes are summarized as follows:

	2006	2005	2004
	(in thousands)
Current:
Federal	$211,694	$203,692	$124,001
State	21,981	29,164	7,294
Foreign	17,864	16,734	5,120

	251,539	249,590	136,415

Deferred:
Federal	(44,694)	63,115	86,980
State	15,055	10,095	18,805
Foreign	(1,800)	700	—

	(31,439)	73,910	105,785

	$220,100	$323,500	$242,200

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2006	2005	2004
	(in thousands)
Taxes calculated at federal rate	$177,722	$281,329	$205,817
Tax effect of minority interests	8,952	6,407	3,037
State taxes, net of federal benefit	24,074	29,498	22,370
Exclusion of certain meals and entertainment expenses	7,435	7,554	7,010
Foreign taxes (less than) in excess of federal rate	(3,888)	1,274	—
Other items, net	5,805	(2,562)	3,966

	$220,100	$323,500	$242,200

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31
	2006	2005
	(in thousands)
Deferred tax assets:
Deferred revenue	$98,246	$86,628
Employee benefits	61,546	54,814
Bad debt reserves	23,749	23,722
Loss reserves	72,703	78,960
Accumulated other comprehensive income	95,284	67,246
Net operating loss carryforward	37,425	36,830
Other	9,870	7,375

	398,823	355,575

Deferred tax liabilities:
Depreciable and amortizable assets	280,186	251,352
Claims and related salvage	27,960	83,264
Investment in affiliates	33,307	24,368
Other	2,437	3,772

	343,890	362,756

Net deferred tax asset before valuation allowance	54,933	(7,181)

Valuation allowance	(11,043)	(5,828)

Net deferred tax asset (liability)	$43,890	$(13,009)

For the years 2006, 2005 and 2004, domestic and foreign pretax income from continuing operations was $457.7 million and $50.1 million, $763.3 million and $40.6 million and $569.6 million and $18.4 million, respectively.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $1.1 million, $17.1 million and $6.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company had available federal, state and foreign net operating-loss carryforwards totaling approximately $143.2 million for income tax purposes, of which $18.8 million has an indefinite expiration. The remaining $124.4 million begins to expire at various times beginning in 2008 and ending in 2025.

The valuation allowance relates to deferred tax assets for federal and state net operating-loss carryforwards relating to acquisitions consummated by First Advantage and foreign operations of the Company. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and State jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The increase in the valuation allowance primarily results from current year losses from foreign subsidiaries.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several locations are being examined by various tax authorities. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

As of December 31, 2006, United States taxes were not provided for the earnings of our foreign subsidiaries, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the forseeable future, additional tax provisions may be required.

NOTE 14.    Earnings Per Share:

The Company’s potential dilutive securities are stock options and convertible debt. Stock options are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net income and weighted-average shares outstanding is as follows:

	2006	2005	2004
		(as restated)	(as restated)
	(in thousands, except per share data)
Numerator:
Net income, as restated—numerator for basic net income per share	$287,676	$480,380	$345,847
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	633	847	2,597
Subsidiary potential dilutive shares	(545)	(604)	(242)

Numerator for diluted net income per share	$287,764	$480,623	$348,202

Denominator:
Weighted-average shares—denominator for basic net income per share	96,206	94,351	86,430
Effect of dilutive securities:
Employee stock options and restricted common shares	1,935	2,689	2,360
Convertible debt	512	651	2,879

Denominator for diluted net income per share	98,653	97,691	91,669

Net income per share:
Basic	$2.99	$5.09	$4.00

Diluted	$2.92	$4.92	$3.80

For the three years ended December 31, 2006, 2005 and 2004, 0.9 million, 0.05 million and 0.5 million options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    Employee Benefit Plans:

The Company has benefit plans covering substantially all employees, including a 401(k) savings plan (the Savings Plan), an employee stock purchase plan and a defined benefit pension plan.

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $35.9 million, $66.3 million and $58.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Savings Plan allows the participants to purchase the Company’s stock as one of the investment options. The Savings Plan held 10,441,000 and 11,611,000 shares of the Company’s common stock, representing 10.8% and 12.1% of the total shares outstanding at December 31, 2006 and 2005, respectively.

The employee stock purchase plan allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. There were 161,000, 240,000 and 289,000 shares issued in connection with the plan for the years ending December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there were 1,741,000 shares reserved for future issuances.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the defined benefit plan and supplemental benefit plan obligations as of December 31, 2006 and 2005:

	December 31
	2006		2005
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$312,139	$182,488	$283,521	$117,867
Service costs	3,367	6,311	12,116	5,097
Interest costs	18,120	12,028	16,971	8,594
Actuarial (gains) losses	(883)	56,164	12,647	54,651
Benefits paid	(13,415)	(5,204)	(13,117)	(3,721)

Projected benefit obligation at end of year	319,328	251,787	312,138	182,488

Change in plan assets:
Plan assets at fair value at beginning of year	204,875	—	189,210	—
Actual return on plan assets	21,694	—	6,081	—
Company contributions	39,862	5,204	22,700	3,721
Benefits paid	(13,415)	(5,204)	(13,117)	(3,721)

Plan assets at fair value at end of year	253,016	—	204,874	—

Reconciliation of funded status:
Funded status of the plans	$(66,312)	$(251,787)	(107,264)	(182,488)

Unrecognized net actuarial loss			136,684	102,480
Unrecognized prior service costs			241	4

Prepaid (accrued) pension costs			$29,661	$(80,004)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(66,312)	$(251,787)	$(107,264)	$(132,604)
Intangible assets (1)	—	—	241	4
Minimum pension liability adjustment (1)	—	—	136,684	52,596

	$(66,312)	$(251,787)	$29,661	$(80,004)

(1)	Disclosures not applicable as of December 31, 2006 due to the adoption of SFAS 158.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
	2006
	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$124,629	$150,528
Unrecognized prior service costs	216	3

	$124,845	$150,531

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	2006	2005	2004
	(in thousands)
Expense:
Service costs	$9,733	$17,268	$16,152
Interest costs	30,148	25,565	22,465
Actual return on plan assets	(18,944)	(17,680)	(14,488)
Amortization of net transition obligation	—	—	(6)
Amortization of prior service credit (costs)	26	(1,773)	(3,851)
Amortization of net loss	16,483	12,239	9,766
Curtailment loss	—	(1,950)	—

	$37,446	$33,669	$30,038

The estimated net loss and prior service cost for pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost over the next fiscal year are expected to be $17.8 million and $25 thousand, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31
	2006	2005
Defined benefit pension plan
Discount rate	5.88%	6.00%
Rate of return on plan assets	8.50%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.00%	6.00%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31
	2006	2005
Defined benefit pension plan
Discount rate	5.96%	5.88%
Rate of return on plan assets	9.00%	8.50%
Unfunded supplemental benefit plans
Discount rate	5.96%	5.88%
Salary increase rate	5.00%	4.50%

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

The following table provides the funded status in the defined benefit plan and supplemental benefit plan obligations as of December 31, 2006 and 2005:

	December 31
	2006		2005
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Projected benefit obligation	$319,328	$251,787	$312,138	$182,488
Accumulated benefit obligation	$319,328	$179,489	$312,138	$132,604
Plan assets at fair value at end of year	$253,016	$—	$204,874	$—

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plan assets are managed by investment managers that invest plan assets in equity and fixed income debt securities and cash. A summary of the asset allocation as of December 31, 2006 and 2005 and the target mix are as follows:

	Target allocation	Percentage of plan assets at December 31
	2007	2006	2005
Asset category
Domestic and international equities	60%	60%	50%
Fixed income	35%	39%	48%
Cash	5%	1%	2%

The Company expects to make cash contributions to its pension plans of approximately $34.0 million during 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2007	$16,515
2008	$17,525
2009	$18,501
2010	$19,052
2011	$20,491
2012-2016	$144,640

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

On May 18, 2006, the Company’s shareholders voted to approve the Company’s 2006 Incentive Compensation Plan, which was previously approved by the Board of Directors. The Stock Option Plan and the Director’s Plan were terminated and replaced by the 2006 Incentive Compensation Plan. Eligible participants in the plan include the Company’s directors and executive officers, as well as other employees of the Company and certain of its affiliates. The plan permits the grant of Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and Other Stock-Based Awards. Under the terms of the Plan, 4,700,000 Company Common shares can be awarded from authorized but unissued shares, subject to certain annual limits on the amounts that can be awarded based on the type of award granted. The plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s Board of Directors.

The following table summarizes stock option activity related to the Company’s plans:

	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
	(in thousands, except weighted-average exercise price)
Balance at December 31, 2005, as restated	5,935	$25.42
Granted during 2006	695	$43.32
Exercised during 2006	(323)	$18.40
Forfeited during 2006	(89)	$22.94

Balance at December 31, 2006	6,218	$27.82	5.7	$85,563

Vested and expected to vest at December 31, 2006	6,124	$27.72	5.6	$84,840

Exercisable at December 31, 2006	3,557	$22.80	4.0	$64,924

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which establishes standards for share-based awards for employee services and requires companies to expense the grant-date fair value of these awards (with limited exceptions) over the requisite employee service period. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. Share-based compensation expense included in salaries and other personnel costs recognized during the twelve months ended December 31, 2006, was $25.7 million, $13.1 million after tax and minority interest or $0.13 per diluted share. This amount includes expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, as well as share-based awards granted during the twelve months ended December 31, 2006.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commencing with the effective date of SFAS 123R, the Company transitioned from the Black-Scholes option model to a binomial lattice model to estimate the fair value of new employee stock options on the date of the grant. The Company believes that the binomial lattice option pricing model provides a more refined estimate of the fair value of the stock options. Options granted prior to January 1, 2006, were valued using the Black Scholes option-pricing model. The following assumptions were used in valuing the options granted during the twelve months ended December 31, 2006, 2005 and 2004:

	For the Twelve Months Ended December 31,
	2006	2005	2004
Risk free average interest rate	4.3%-4.8%	3.7%-4.3%	3.7%-4.2%
Dividend yield	1.6%-1.8%	1.5%-2.3%	2.0%-2.4%
Weighted-average dividend yield	1.67%	1.77%	2.07%
Expected volatility	25.0%	39.7-41.4%	41.9%-44.2%
Weighted-average volatility	25.0%	40.6%	43.4%
Expected term (years)	4.0-5.0	5.4-5.9	5.9-6.3
Weighted-average grant date fair value for options granted	$9.60	$15.49	$10.90
Weighted-average exercise price for options granted	$43.32	$41.35	$29.06

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

As of December 31, 2006, there was $16.1 million of total unrecognized compensation cost related to nonvested stock options of the Company that is expected to be recognized over a weighted-average period of 1.13 years. In addition, the Company’s publicly traded subsidiary, First Advantage Corporation, has $11.6 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 1.4 years. Cash received from the exercise of stock options for the twelve months ended December 31, 2006 and 2005 totaled $5.8 million and $45.3 million, respectively.

Total intrinsic value of options exercised for the twelve months ended December 31, 2006, 2005 and 2004 was $7.6 million, $53.8 million and $23.0 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 4.3 years. Restricted stock units and activity for the twelve months ended December 31, 2006, is as follows:

	Shares	Weighted-average grant-date fair value
	(in thousands, except weighted- average grant-date fair value)
Nonvested restricted stock units outstanding at December 31, 2005	—	$—
Granted during 2006	42	38.80

Nonvested restricted stock units outstanding at December 31, 2006	42	$38.80

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognized an expense of $1.0 million for the twelve months ended December 31, 2006.

The impact of the adoption of SFAS 123R of the Company’s consolidated publicly-traded subsidiary, First Advantage, have been included in the Company’s consolidated financial statements. Disclosures related to the assumptions used by First Advantage to value its stock options have not been included and can be found in its Form 10-K for the corresponding period.

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

Future minimum rental payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006 are as follows:

	Operating	Capital
	(in thousands)
Year
2007	$230,981	$28,838
2008	173,973	53,238
2009	119,668	—
2010	76,164	—
2011	52,719	—
Later years	126,337	—

	$779,842	82,076

Less: Amounts related to interest		(6,125)

		$75,951

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense for all operating leases and month-to-month rentals was $313.2 million, $280.4 million and $259.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other commitments and guarantees

The Company and Experian are parties to a joint venture that resulted in the creation of the Company’s FARES subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is less than $160.0 million. As of December 31, 2006, the purchase price would have exceeded $160.0 million and, consequently, Experian could not exercise this right. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the minority shares of certain less-than-100.0%-owned subsidiaries if certain conditions are met. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2006, was not material.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2006.

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

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchased to $500 million. Between inception of the plan and December 31, 2006, the Company had repurchased and retired 3.9 million of its common shares for a total purchase price of $133.7 million.

NOTE 19.    Other Comprehensive Income:

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income are as follows:

	Unrealized gains on securities	Minimum pension liability adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2003	$5,321	$(68,177)	—	$(62,856)
Pretax change	1,534	(29,329)	—	(27,795)
Tax effect	(537)	10,127	—	9,590

Balance at December 31, 2004	6,318	(87,379)	—	(81,061)
Pretax change	(14,754)	(54,849)	—	(69,603)
Tax effect	5,651	19,197	—	24,848

Balance at December 31, 2005	(2,785)	(123,031)	—	(125,816)
Pretax change, including impact of adopting SFAS 158	6,395	189,280	$(275,376)	(79,701)
Tax effect	101	(66,249)	96,381	30,233

Balance at December 31, 2006	$3,711	$—	$(178,995)	$(175,284)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $2.1 million, $0.8 million and $2.3 million of net realized gains (losses) for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 20.    Litigation and Regulatory Contingencies:

The Company and its subsidiaries have been named in various class action lawsuits related to their title insurance operations, including a number of cases alleging that the Company failed to charge the correct rate for title insurance policies issued in refinance transactions. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each case based on facts known to the Company. As of December 31, 2006, the Company’s estimate of its range of exposure with respect to these lawsuits was $2.5 million to $8.7 million in the aggregate. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5), the Company maintained reserves for these lawsuits totaling $8.6 million and $9.6 million at December 31, 2006 and 2005, respectively. Expense recognized relating to these matters totaled $9.4 million, $6.6 million and $3.0 million in 2006, 2005 and 2004, respectively. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. In October 2005, the trial court denied the Company’s motions to set aside the damage awards, among other matters. An appeal with the United States Circuit Court of Appeals is pending. The Company continues to believe it has strong grounds to overturn this judgment. Pending the outcome of the appeal, during 2005 the Company recorded a reserve of $10.0 million in connection with this matter. This amount represents the Company’s best estimate of its most likely loss based on its assessment of the likely outcome of the appeal. The Company arrived at this estimate after consultations with counsel who, based on various factors, including the likely outcome of legal challenges to the enforceability of the subject noncompetition agreement and the appropriateness of the punitive damage award, advised the Company that a reduction in the total damages assessed against the Company was likely to occur.

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. In connection with this matter, the Company recorded a reserve of $25.0 million in the second quarter of 2006, representing what was then the Company’s estimate of its most likely loss in connection with the case. The Company arrived at this estimate after consultations with counsel who, based on various factors, including existing law on acceptable ratios of punitive to compensatory damages, advised the Company that a reduction in the punitive damage award was likely to occur on appeal. On February 14, 2007, the trial court set aside the $35.0 million punitive damage award against the Company. As a result, the Company reversed $18.0 million of the aforementioned $25.0 million accrual, and reflected this reversal in its financial statements as of December 31, 2006. The remaining $7.0 million reserve at December 31, 2006, represents the Company’s best estimate of its loss based on its assessment of the likely outcome of this matter.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each matter based on facts known to the Company. As of December 31, 2006, the Company’s estimate of its range of exposure with respect to these matters was $15.5 to $30.5 million in the aggregate. In accordance with FAS 5, the Company maintained reserves for these matters totaling $18.5 million and $0 at December 31, 2006 and 2005, respectively. Expense recognized relating to these matters totaled $18.5 million, $5.0 million, and $0 in 2006, 2005 and 2004, respectively. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On December 19, 2006, and February 2, 2007, two purported shareholders of the Company named the Company’s entire Board of Directors, certain of its officers and, nominally, the Company in shareholder derivative actions. The plaintiffs in these cases (Young v. Kennedy, et al., Case No. SACV06-1230 JVS (RNBx)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Larson v. Kennedy, et al., Case No. SACV07-134 JVS(ANx)), both filed in the United States District Court for the Central District of California, assert claims for alleged violations of the federal securities laws, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, insider trading, gross mismanagement and related violations of the California Corporations Code, in connection with the Company’s prior stock option granting practices and the related accounting and public disclosures surrounding such prior stock option granting practices. The plaintiffs seek, among other things, unspecified damages to be paid to the Company, disgorgement to the Company of profits from the alleged misconduct and reimbursement to the Company of certain compensation as well as changes to the Company’s corporate governance and internal control procedures. The plaintiffs also seek the payment of their attorneys’ fees. The Company does not believe that these suits will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 21.    Business Combinations:

During the year ended December 31, 2006, the Company completed 48 acquisitions. These acquisitions were not material, individually or in the aggregate. Of these acquisitions, 34 have been in the Company’s title insurance segment, 1 in the Company’s mortgage information segment, 2 in the Company’s property information segment and 11 in the Company’s First Advantage segment. The aggregate purchase price of the 37 acquisitions included in the Company’s title insurance, mortgage information and property information segments was $121.3 million in cash, $98.8 million in notes payable and 806,383 shares of the Company’s common stock valued at $31.9 million. The operating results of these acquired companies were included in the Company’s consolidated financial statements from their respective acquisition dates. The 11 acquisitions included in the Company’s First Advantage segment were completed by the Company’s publicly traded subsidiary, First Advantage Corporation. The aggregate purchase price of these acquisitions was $32.0 million in cash, $5.8 million in notes payable, $3.2 million in deferred payments and 435,231 shares, valued at $10.2 million, of First Advantage’s Class A common stock. In accounting for the First Advantage shares issued in these acquisitions, the Company whose ownership interest is 76%, recorded a pretax gain of $9.3 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the 48 acquisitions, the Company recorded approximately $220.2 million of goodwill and $71.5 million of intangible assets with definite lives.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for certain of these acquisitions and the final purchase price allocations could change the recorded assets and liabilities. As of December 31, 2006, any changes, individually or in the aggregate, are not expected to have a material effect on the Company’s financial condition or results of operations.

In addition to the acquisitions discussed above, the Company also purchased the remaining minority interests in four companies already included in the Company’s consolidated financial statements and an equity interest in 11 companies. The total purchase price of these transactions was $71.0 million in cash and $2.9 million in notes payable.

On September 14, 2005, the Company contributed its Credit Information Group to First Advantage in exchange for approximately 29.1 million shares of First Advantage Class B common stock. All of the parties

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 22.    Segment Financial Information:

The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow services, investment advisory services, trust services and deposit and lending products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and First Advantage segments comprise its information technology group. The mortgage information segment offers real estate tax reporting and outsourcing, flood zone certification and monitoring, default management services, document preparation and other real estate related services. The property information segment licenses and analyzes data relating to real property offers risk management and collateral assessment analytics, and provides database management and appraisal services. The First Advantage segment provides specialty credit reports to the mortgage lending and automotive lending industries, maintains a credit reporting agency that offers credit reports on subprime borrowers, and provides employment background screening, drug-free workplace programs and other occupational health services, employee assistance programs, corporate tax and incentive services, resident screening, motor vehicle records, transportation business credit services, automotive lead generation services, investigative services, computer forensics and electronic discovery services, supply chain security and consumer location services.

The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Hong Kong, Ireland, Latin America, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The international operations account for an immaterial amount of the Company’s income before income taxes and minority interests. Home warranty services are provided in 47 states throughout the United States and the District of Columbia. Property and casualty insurance is offered nationwide. The products offered by the three segments included in the information technology group are provided nationwide.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense. Eliminations consist of inter-segment revenues included in the results of the operating segments.

Commencing in the second quarter of 2006, the Company began allocating certain expenses which had previously been reported as corporate expenses to the title insurance, specialty insurance, mortgage information and property information segments. These expenses include costs associated primarily with a supplemental employee retirement plan, stock option expense and certain general expenses. The expenses associated with the supplemental retirement plan and the stock option plan were allocated to each segment based on actual costs. The

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocation of certain general expenses was made to the title insurance and specialty insurance segments based on their proportionate contribution to net operating revenues (operating revenues less agent retention, if applicable). Specifically, those segments were allocated corporate expenses in an amount equal to one percent of their respective net operating revenues. The mortgage and property segments had been receiving corporate expense allocations in an amount equal to one percent of their respective net operating revenues; therefore, no additional allocation was made to these segments. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Income (loss) before income taxes and minority interests	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2006
Title Insurance	$6,245,111	$81,617	$301,160	$4,497,728	$153,195	$74,050
Specialty Insurance	328,379	1,947	56,406	502,935	—	5,657
Mortgage Information	531,639	21,338	123,662	861,679	3,910	18,063
Property Information	622,805	40,129	151,904	984,536	110,413	74,319
First Advantage	827,661	39,104	117,248	1,069,634	55,001	29,671
Corporate	10,053	22,790	(153,477)	307,773	90,801	18,000
Eliminations	(66,582)	—	—	—	—	—

	$8,499,066	$206,925	$596,903	$8,224,285	$413,320	$219,760

2005 (as restated)
Title Insurance	$6,023,214	$61,406	$540,851	$4,256,874	$135,772	$102,482
Specialty Insurance	290,511	2,243	47,557	461,738	—	3,200
Mortgage Information	593,049	24,222	140,884	867,673	2,901	15,206
Property Information	544,013	28,903	151,167	833,533	51,874	36,607
First Advantage	654,753	27,519	103,549	994,248	36,281	19,102
Corporate	23,885	13,146	(86,266)	184,575	83,611	24,259
Eliminations	(24,674)	—	—	—	—	—

	$8,104,751	$157,439	$897,742	$7,598,641	$310,439	$200,856

2004 (as restated)
Title Insurance	$4,875,524	$43,876	$354,654	$3,360,417	$130,192	$121,863
Specialty Insurance	234,708	2,153	39,035	393,130	—	1,857
Mortgage Information	660,780	26,610	174,338	1,024,896	1,989	22,223
Property Information	443,276	24,987	126,024	741,190	39,154	20,541
First Advantage	518,774	22,330	72,841	616,574	63,336	8,187
Corporate	5,306	9,022	(93,860)	80,329	—	27,132
Eliminations	(16,042)	—	—	—	—	—

	$6,722,326	$128,978	$673,032	$6,216,536	$234,671	$201,803

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23.    Subsequent Event:

The Company merged its First American Real Estate Solutions (RES) division, a part of its FARES subsidiary, with Sacramento, Calif.-based CoreLogic Systems, Inc., a leading provider of mortgage risk assessment and fraud prevention solutions. The new, combined company is majority owned by the Company through its FARES joint venture with Experian. FARES owns approximately 82% of the economic interests of the combined company through the ownership of high vote Class B shares. CoreLogic’s stockholders own approximately 18% of the economic interests of the combined company through the ownership of Class A shares. In addition to the Class A shares, CoreLogic’s stockholders received cash consideration of $100 million. To finance the cash consideration, FARES has made a loan of $100 million to the combined company. FARES secured bank financing for the $100 million loan to the combined company.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA 1

(Unaudited)

	Quarter Ended
	March 31		June 30	September 30	December 31
	(in thousands, except per share amounts)
	(as reported)	(as restated)
2006
Revenues	$2,003,184	$2,003,184	$2,167,788	$2,167,972	$2,160,122
Income before income taxes and minority interests	$137,725	$135,030	$74,019	$186,892	$200,962
Net income	$69,695	$67,800	$25,476	$90,429	$103,971
Net income per share:
Basic	$.73	$.71	$.26	$.94	$1.08
Diluted	$.71	$.69	$.26	$.92	$1.06

	Quarter Ended
	March 31		June 30	September 30	December 31
	(in thousands, except per share amounts)
	(as reported)	(as restated)			(as reported)	(as restated)
2005
Revenues	$1,704,484	$1,704,484	$2,014,450	$2,180,719	$2,205,098	$2,205,098
Income before income taxes and minority interests	$153,702	$151,796	$264,146	$274,031	$209,005	$207,769
Net income	$79,162	$77,556	$138,279	$147,992	$117,489	$116,553
Net income per share:
Basic	$.86	$.85	$1.46	$1.55	$1.23	$1.22
Diluted	$.83	$.82	$1.41	$1.50	$1.19	$1.17

	Quarter Ended
	March 31		June 30
	(in thousands, except per share amounts)
	(as reported)	(as restated)	(as reported)	(as restated)
2004
Revenues	$1,473,771	$1,473,771	$1,724,053	$1,724,053
Income before income taxes and minority interests	$111,130	$109,575	$219,191	$218,395
Net income	$54,956	$53,701	$116,526	$115,930
Net income per share:
Basic	$.69	$.68	$1.32	$1.32
Diluted	$.62	$.61	$1.27	$1.27

	September 30		December 31
	(as reported)	(as restated)	(as reported)	(as restated)
2004
Revenues	$1,721,485	$1,721,485	$1,803,017	$1,803,017
Income before income taxes and minority interests	$202,005	$201,239	$144,958	$143,823
Net income	$107,215	$106,649	$70,402	$69,567
Net income per share:
Basic	$1.21	$1.20	$.78	$.78
Diluted	$1.17	$1.17	$.76	$.75

[1]

As discussed in Note 1 to the consolidated financial statements included in this Form 10-K, the Company has restated certain prior year financial statements to correct for errors in the accounting for stock options. The Company's quarterly financial statements for the periods ended June 30 and September 30, 2005, were previously restated in the Company's quarterly reports on Form 10-Q for the respective periods in 2006. The restatement also impacts the quarters ended March 31, 2006 and 2005 and the quarter ended December 31, 2005, each of which are restated herein and will be reflected as such in future filings. In addition, each of the four quarters in the year ended December 31, 2004, are restated herein. Management believes that the impact of the restatement on each of the aforementioned quarterly periods is not material.

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2006

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$111,875	$111,875	$111,875

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$214,764	$209,666	$209,666

Corporate securities
Registrant—None
Consolidated	$212,933	$213,006	$213,006

Obligations of states and political subdivisions
Registrant—None
Consolidated	$120,422	$121,217	$121,217

Mortgage-backed securities
Registrant—None
Consolidated	$645,876	$642,026	$642,026

Total debt securities:
Registrant—None
Consolidated	$1,193,995	$1,185,915	$1,185,915

Equity securities:
Registrant—None
Consolidated	$52,784	$53,988	$53,988

Other long-term investments:
Registrant	$16,853	$16,853	$16,853

Consolidated	$578,738	$578,738	$578,738

Total investments:
Registrant	$16,853	$16,853	$16,853

Consolidated	$1,937,392	$1,930,516	$1,930,516

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2006
Title Insurance and Services	—	$861,360	$7,673
Specialty Insurance	$27,057	43,872	153,561
Mortgage Information	—	26,001	549,207
Property Information	—	5,756	30,077
First Advantage	—	—	12,948
Corporate	—	—	—

Total	$27,057	$936,989	$753,466

2005
Title Insurance and Services	—	$595,533	$2,074
Specialty Insurance	$26,674	42,617	152,247
Mortgage Information	—	27,818	566,940
Property Information	—	5,086	30,136
First Advantage	—	—	10,760
Corporate	—	—	—

Total	$26,674	$671,054	$762,157

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2006
Title Insurance and Services	$6,061,304	$183,807	$482,567	—	$1,087,138	—
Specialty Insurance	309,261	19,118	154,806	$(383)	47,697	$123,737
Mortgage Information	525,066	6,573	18,378	—	175,890	—
Property Information	599,638	23,167	1,299	—	188,098	—
First Advantage	814,914	12,747	(103)	—	420,488	—
Corporate	—	10,053	—	—	50,342	—
Eliminations	(65,879)	(703)	—	—	(39,161)	—

Total	$8,244,304	$254,762	$656,947	$(383)	$1,930,492	$123,737

2005					(as restated )
Title Insurance and Services	$5,874,931	$148,283	$288,713	—	$1,025,784	—
Specialty Insurance	275,207	15,304	142,617	$(1,195)	35,884	$117,581
Mortgage Information	584,344	8,705	24,775	—	172,867	—
Property Information	511,852	32,161	929	—	172,380	—
First Advantage	637,411	17,342	(4)	—	336,718	—
Corporate	—	23,885	—	—	13,884	—
Eliminations	(24,674)	—	—	—	(10,682)	—

Total	$7,859,071	$245,680	$457,030	$(1,195)	$1,746,835	$117,581

2004					(as restated )
Title Insurance and Services	$4,786,036	$89,490	$198,295	—	$927,161	—
Specialty Insurance	220,340	14,368	122,649	$1,371	18,849	$127,513
Mortgage Information	653,562	7,218	27,314	—	184,584	—
Property Information	417,758	25,517	1,435	—	132,766	—
First Advantage	509,092	9,681	(75)	—	278,259	—
Corporate	—	5,306	—	—	7,698	—
Eliminations	(16,042)	—	—	—	(5,412)	—

Total	$6,570,746	$151,580	$349,618	$1,371	$1,543,905	$127,513

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2006	6,057,018	9,403	13,689	6,061,304	0.2%

2005	5,875,563	9,474	8,842	5,874,931	0.2%

2004	4,795,776	18,033	8,293	4,786,036	0.2%

Specialty Insurance
2006	127,474	6,982	—	120,492	0.0%

2005	122,340	21,418	—	100,922	0.0%

2004	135,238	59,143	—	76,095	0.0%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2006

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$67,473	$28,310		$33,316	(A)	$62,467

Reserve for title losses and other claims:
Registrant—None
Consolidated	$671,054	$656,947	$(226)	$390,786	(B)	$936,989

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,410	$30				$1,440

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,064	$236		$20	(C)	$1,280

Reserve deducted from other assets:
Registrant—None
Consolidated	$3,057	$96		$—		$3,153

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$5,828	$5,215				$11,043

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

2 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2005

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,730	$23,089			$18,346	(A)	$67,473

Reserve for title losses and other claims:
Registrant—None
Consolidated	$526,516	$457,030	$51,704	(B)	$364,196	(C)	$671,054

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,350	$60					$1,410

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,253	$142			$331	(D)	$1,064

Reserve deducted from other assets:
Registrant—None
Consolidated	$3,468	$—			$411	(E)	$3,057

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$42,532				$36,704	(F)	$5,828

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

SCHEDULE V

3 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2004

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$55,112	$18,289			$10,671	(A)	$62,730

Reserve for title losses and other claims:
Registrant—None
Consolidated	$435,852	$349,618	$10,146	(B)	$269,100	(C)	$526,516

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,290	$60					$1,350

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,202	$119			$68	(D)	$1,253

Reserve deducted from other assets:
Registrant—None
Consolidated	$3,570	$—			$102	(E)	$3,468

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$43,429				$897	(F)	$42,532

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer considered, among other things, the restatement of the Company’s previously issued financial statements discussed in Note 1 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and concluded that a material weakness did not exist as of December 31, 2006.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of The First American Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company: and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein on page 40 in Item 8, above.

Item 9B.    Other Information

None

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Report of the Audit Committee,” “Who are the largest principal shareholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” and “Transactions with Management and Others” in the Company’s definitive proxy statement, which sections are incorporated in this report and made a part hereof by reference. The definitive proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 39 in Item 8 of Part II of this report.

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

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ PARKER S. KENNEDY

Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2007

By	/s/ FRANK V. MCMAHON

Frank V. McMahon Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	February 28, 2007

/s/ FRANK V. MCMAHON Frank V. McMahon	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ MAX O. VALDES Max O. Valdes	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ GEORGE L. ARGYROS George L. Argyros	Director	February 28, 2007

/s/ GARY J. BEBAN Gary J. Beban	Director	February 28, 2007

/s/ J. DAVID CHATHAM J. David Chatham	Director	February 28, 2007

/s/ WILLIAM G. DAVIS William G. Davis	Director	February 28, 2007

Signature	Title	Date

/s/ JAMES L. DOTI James L. Doti	Director	February 28, 2007

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	February 28, 2007

/s/ D. P. KENNEDY D. P. Kennedy	Director	February 28, 2007

/s/ FRANK O’BRYAN Frank O’Bryan	Director	February 28, 2007

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	February 28, 2007

/s/ D. VAN SKILLING D. Van Skilling	Director	February 28, 2007

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	February 28, 2007

/s/ MARY LEE WIDENER Mary Lee Widener	Director	February 28, 2007

/s/ VIRGINIA UEBERROTH Virginia Ueberroth	Director	February 28, 2007

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Current Report on Form 8-K dated June 12, 2000.

(3)(d)	Bylaws of The First American Corporation, as amended, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(4)(a)	Rights Agreement, dated as of October 23, 1997, incorporated by reference herein from Exhibit 4 of Registration Statement on Form 8-A dated November 7, 1997.

(4)(b)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(c)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(d)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(e)	Amended and Restated Declaration of Trust of First American Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(f)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(g)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(h)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(i)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3 dated July 19, 2004.

(4)(j)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(4)(k)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

*(10)(a)	Description of Stock Bonus Plan, as amended.

*(10)(b)	Executive Supplemental Benefit Plan dated April 10, 1986, and Amendment No. 1 thereto dated October 1, 1986.

*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan.

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No.	Description

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Amendment No. 6, dated September 1, 2005, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(h)	Management Supplemental Benefit Plan dated July 20, 1988.

*(10)(i)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(j)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(k)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(l)	Amendment No. 4, dated September 1, 2005, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(m)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(n)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(o)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(p)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(q)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(r)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(s)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(t)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(u)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(v)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit No.	Description

*(10)(w)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(x)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(y)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(z)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(aa)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(bb)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(cc)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(dd)	The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(ee)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(ff)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*(10)(gg)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(hh)	Employment offer letter dated February 21, 2006 from The First American Corporation to Frank V. McMahon, incorporated by reference herein from Exhibit 99.2 of Current Report on Form 8-K dated February 21, 2006.

*(10)(ii)	Letter dated July 16, 2003 regarding the retirement of D.P. Kennedy, incorporated by reference herein from Exhibit 10(ii) of Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*(10)(jj)	Stock Option Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K dated March 31, 2006.

*(10)(kk)	Restricted Stock Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K dated March 31, 2006.

*(10)(ll)	The First American Corporation 2006 Incentive Compensation Plan, incorporated by reference herein from Appendix A of the Definitive Proxy Statement of the Company filed on April 10, 2006.

Exhibit No.	Description

(10)(mm)	Contribution and Joint Venture Agreement by and among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(nn)	Agreement of Amendment, dated June 30, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(oo)	Second Agreement of Amendment, dated September 23, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(pp)	Omnibus Agreement, dated as of March 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10)(qq)	Amended and Restated Omnibus Agreement, dated as of June 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10)(rr)	Fourth Agreement of Amendment, dated as of February 1, 2007, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.

(10)(ss)	Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(tt)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(uu)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(vv)	Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ww)	Trademark License Agreement between Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(xx)	Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(10)(yy)	Amendment No. 2, dated as of July 18, 2005 to the Credit Agreement dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(10)(zz)	Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10)(vv) of Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No.	Description

(10)(aaa)	Waiver, dated August 9, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated August 9, 2006.

(10)(bbb)	Amendment No. 1 and Waiver, dated November 3, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated November 3, 2006.

(10)(ccc)	Master Lease Financing Agreement, dated as of December 29, 2004, between General Electric Capital Corporation, for Itself and as Agent for Certain Participants, and First American Title Insurance Company, together with Equipment Schedule No. 1 and Equipment Schedule No. 2, incorporated by reference from Exhibit (10)(ss) of Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10(ddd)	Credit Agreement, dated as of February 2, 2007, among First American Real Estate Solutions LLC and Wells Fargo Bank, NA, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K dated February 1, 2007.

10(eee)	Continuing Guaranty, dated as of February 2, 2007, among The First American Corporation and Wells Fargo Bank, NA, incorporated by reference herein from Exhibit 99.3 to Current Report on Form 8-K dated February 1, 2007.

*(10)(fff)	Arrangement regarding compensation of the special subcommittee of the Audit Committee, incorporated by reference herein to the description contained in the Current Report on Form 8-K dated August 24, 2006.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.