Form 10-Q
period 2007-03-31
FIRST AMERICAN CORP
filed 2007-05-03
CIK 36047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On April 30, 2007, there were 96,622,733 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Item 1A and Items 3 – 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO PENSION PLAN CONTRIBUTIONS; THE EFFECT OF CLASS ACTIONS, OTHER LITIGATION, INVESTIGATIONS AND REGULATORY MATTERS; AND CASH REQUIREMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; SYSTEMS INTERRUPTIONS AND INTRUSIONS; THE COMPANY’S INABILITY TO REALIZE THE BENEFITS OF ITS OFFSHORE STRATEGY; PRODUCT MIGRATION; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,103,289	$1,404,884

Accounts and accrued income receivable, net	598,352	557,957

Investments:
Deposits with savings and loan associations and banks	112,713	111,875
Debt securities	1,266,393	1,185,915
Equity securities	53,735	53,988
Other long-term investments	583,198	578,738

	2,016,039	1,930,516

Loans receivable, net	109,436	101,641

Property and equipment, net	771,172	741,691

Title plants and other indexes	602,482	585,794

Deferred income taxes	142,968	43,890

Goodwill	2,517,015	2,307,384

Other intangible assets, net	344,111	275,992

Other assets	259,798	274,536

	$8,464,662	$8,224,285

Liabilities and Stockholders’ Equity
Demand deposits	$696,444	$806,326
Accounts payable and accrued liabilities	1,047,887	1,045,146
Deferred revenue	734,817	753,466
Reserve for known and incurred but not reported claims	970,741	936,989
Income taxes payable	67,118	20,265
Notes and contracts payable	936,920	847,991
Deferrable interest subordinated notes	100,000	100,000

	4,553,927	4,510,183

Minority interests in consolidated subsidiaries	658,998	512,049

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—96,789 and 96,484 shares	96,789	96,484
Additional paid-in capital	973,902	983,421
Retained earnings	2,351,816	2,297,432
Accumulated other comprehensive loss	(170,770)	(175,284)

	3,251,737	3,202,053

	$8,464,662	$8,224,285

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
		(as restated)
Revenues
Operating revenues	$1,983,840	$1,951,973
Investment and other income	65,540	50,087
Gain on stock issued by a subsidiary	2,211	1,160
Net realized investment gains (losses)	62,509	(36)

	2,114,100	2,003,184

Expenses
Salaries and other personnel costs	647,296	641,385
Premiums retained by agents	552,195	592,474
Other operating expenses	494,986	436,732
Provision for title losses and other claims	140,138	115,744
Depreciation and amortization	63,416	48,133
Premium taxes	17,486	17,459
Interest	18,165	16,227

	1,933,682	1,868,154

Income before income taxes and minority interests	180,418	135,030
Income taxes	59,439	48,600

Income before minority interests	120,979	86,430
Minority interests	37,192	18,630

Net income	83,787	67,800

Other comprehensive income, net of tax
Unrealized gains (losses) on securities	4,514	(2,622)

Comprehensive income	$88,301	$65,178

Net income per share:
Basic	$0.87	$0.71

Diluted	$0.84	$0.69

Cash dividends per share	$0.22	$0.18

Weighted average number of shares:
Basic	96,749	95,860

Diluted	99,144	98,687

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
		(as restated)
Cash flows from operating activities:
Net income	$83,787	$67,800
Adjustments to reconcile net income to cash provided by (used for) operating activities-
Provision for policy losses and other claims	140,138	115,744
Depreciation and amortization	63,416	48,133
Share-based compensation	9,912	8,799
Minority interests in net income	37,192	18,630
Net realized investment gains	(64,720)	(1,124)
Other, net	(11,164)	(6,966)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, including assets acquired, net of recoveries	(106,445)	(87,799)
Net change in income tax accounts	42,689	30,322
Increase in accounts and accrued income receivable	(25,424)	(11,277)
Decrease in accounts payable and accrued liabilities	(150,381)	(201,917)
Decrease in deferred revenue	(19,136)	(10,576)
Other, net	13,612	(30,074)

Cash provided by (used for) operating activities	13,476	(60,305)

Cash flows from investing activities:
Net cash effect of company acquisitions/dispositions	(105,876)	(36,534)
Net increase in deposits with banks	(838)	(26,839)
Net increase in loans receivable	(7,795)	(4,289)
Purchases of debt and equity securities	(242,836)	(36,801)
Proceeds from sales of debt and equity securities	95,974	59,269
Proceeds from maturities of debt securities	73,863	48,289
Net decrease in other long-term investments	6,030	20,448
Capital expenditures	(61,692)	(39,035)
Purchases of capitalized data	(6,214)	(5,282)
Proceeds from sale of property and equipment	6,247	582

Cash used for investing activities	(243,137)	(20,192)

Cash flows from financing activities:
Net change in demand deposits	(109,882)	(21,089)
Proceeds from issuance of debt	159,518	7,570
Repayment of debt	(86,444)	(37,503)
Purchase of Company shares	(40,966)	(11,843)
Proceeds from exercise of stock options	25,105	2,544
Proceeds from the issuance of stock to employee benefit plans	2,792	3,397
Contributions from minority shareholders	15,637	—
Distributions to minority shareholders	(20,327)	(7,813)
Cash dividends	(17,367)	(17,248)

Cash used for financing activities	(71,934)	(81,985)

Net decrease in cash and cash equivalents	(301,595)	(162,482)
Cash and cash equivalents—Beginning of period	1,404,884	1,561,144

—End of period	$1,103,289	$1,398,662

Supplemental information:
Cash paid during the quarter for:
Interest	$20,144	$16,196
Premium taxes	$21,730	$14,980
Income taxes	$16,021	$15,906
Noncash investing and financing activities:
Liabilities incurred in connection with company acquisitions	$166,324	$17,754

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2006	96,484	$96,484	$983,421	$2,297,432	$(175,284)	$3,202,053
Net income for three months ended March 31, 2007				83,787		83,787
Dividends on common shares				(21,297)		(21,297)
Purchase of Company shares	(793)	(793)	(40,173)			(40,966)
Shares issued in connection with option, benefit and savings plans	1,098	1,098	26,793			27,891
Share-based compensation			3,861			3,861
Adjustment to adopt FIN 48				(8,106)		(8,106)
Other comprehensive income					4,514	4,514

Balance at March 31, 2007	96,789	$96,789	$973,902	$2,351,816	$(170,770)	$3,251,737

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Prior year results have been restated as explained below in Note 2. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 2 – Restatement of Consolidated Financial Statements

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

The effect of this restatement on the first quarter of 2006 is a reduction in net income of approximately $1.9 million, resulting in a change to net income previously reported of approximately 2.7%.

Note 3 – Escrow and Trust Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $6.8 billion and $8.7 billion at March 31, 2007, and December 31, 2006, respectively, of which $638.6 million and $755.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying consolidated balance sheets, with $24.1 million and $143.5 million included in cash and cash equivalents and $614.5 million and $611.9 million included in debt securities at March 31, 2007 and December 31, 2006, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.4 billion and $3.3 billion at March 31, 2007 and December 31, 2006, respectively. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2007, is as follows:

(in thousands)	Balance as of December 31, 2006	Acquired During the Period	Post Acquisition Adjustments	Balance as of March 31, 2007
Financial Services:
Title Insurance	$733,762	$13,610	$360	$747,732
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	597,557	—	(6,925)	590,632
Property Information	289,957	170,934	22	460,913
First Advantage	666,314	15,705	15,925	697,944

	$2,307,384	$200,249	$9,382	$2,517,015

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

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests. The Company terminated operations for its mortgage fulfillment business and recognized an impairment of goodwill for $6.9 million during the three months ending March 31, 2007.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2007	December 31, 2006
Covenants not to compete	$62,582	$59,532
Customer lists	341,486	264,809
Trademarks and licenses	50,155	48,845

	454,223	373,186
Accumulated amortization	(110,112)	(97,194)

	$344,111	$275,992

Amortization expense for other finite-lived intangible assets, with definite lives ranging from two to twenty years, was $12.5 million, and $8.9 million for the three months ended March 31, 2007 and 2006, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2007	$40,122
2008	$48,248
2009	$45,696
2010	$42,172
2011	$37,986

Note 6 – Earnings Per Share

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
		(as restated)
Numerator:
Net Income-numerator for basic net income per share	$83,787	$67,800
Effect of dilutive securities
Convertible debt - interest expense (net of tax)	27	199
Subsidiary potential dilutive shares	(75)	(345)

Net Income - numerator for dilutive net income per share	$83,739	$67,654

Denominator:
Weighted average shares-denominator for basic net income per share	96,749	95,860
Effect of dilutive securities:
Employee stock options and restricted share units	2,304	2,217
Convertible debt	91	610

Denominator for diluted net income per share	99,144	98,687

Basic net income per share	$0.87	$0.71

Diluted net income per share	$0.84	$0.69

For the three months ended March 31, 2007 and 2006, respectively, 0.8 million and 0.8 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 7 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2007	2006
Expense:
Service Cost	$2,849	$2,788
Interest Cost	8,310	7,278
Expected return on plan assets	(5,575)	(4,571)
Amortization of prior service cost	10	6
Amortization of net loss	4,447	5,460

	$10,041	$10,961

The Company has contributed $9.7 million to its pension plans for the three months ended March 31, 2007, and expects to contribute an additional $24.3 million during the remainder of 2007. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

The Company contributed $35.9 million and $66.3 million to the Company’s First American 401(k) plan during the first quarter of 2007 and 2006, respectively.

Note 8 – Share-Based Compensation

In the first quarter of 2007, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (RSU). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. Restricted stock units receive dividends that are reinvested in restricted stock units having the same vesting requirements as the restricted stock units initially granted.

The following table illustrates the share-based compensation expense recognized for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
(in thousands)	2007	2006
		(as restated)
Stock options	$2,116	$5,440
Restricted stock units	1,248	—
Employee stock purchase plan	491	510

	$3,855	$5,950

In addition to the share-based compensation above, the Company’s consolidated financial statements include $6.1 million and $2.9 million share-based compensation related to the Company’s publicly-traded subsidiary, First Advantage Corporation as of March 31, 2007 and 2006, respectively.

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2006 (as repriced)	6,219	$28.81
Exercised during 2007	(1,071)	25.06
Forfeited during 2007	(67)	35.41

Balance at March 31, 2007	5,081	$29.51	5.9	$107,770

Vested and expected to vest at March 31, 2007	5,012	$29.42	5.9	$106,900

Exercisable at March 31, 2007	3,100	$25.17	4.7	$82,930

In the first quarter of 2007, the Company repriced 2.1 million stock options that were unvested as of January 1, 2005 and unexercised as of December 31, 2006, that were determined by the special subcommittee to have had an intrinsic value on the date of the grant. All exercise prices of the affected stock options were increased to the market value on the corrected grant date to eliminate the intrinsic value. As a result, the weighted-average exercise price changed from $27.82 to $28.81 for options outstanding as of December 31, 2006.

Restricted stock unit activity for the three months ended March 31, 2007, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Nonvested restricted stock units outstanding at December 31, 2006	42	$39.16
Granted during 2007	411	48.91
Vested during 2007	(7)	39.18

Nonvested restricted stock units outstanding at March 31, 2007	446	$48.15

Note 9 – Business Combinations

On February 2, 2007, the Company combined its First American Real Estate Solutions (RES) division with CoreLogic Systems, Inc. (CoreLogic), a leading provider of mortgage risk assessment and fraud prevention solutions. The new combined company, which is included in the Company’s property information segment, is majority owned by the Company through its FARES LLC joint venture with Experian. CoreLogic’s shareholders received cash consideration of $100 million and approximately 18% of the economic interests of the combined company through the ownership of Class A Shares of the new combined entity. To finance the cash consideration, FARES LLC secured bank financing of $100 million. The Company recognized a gain of $77.1 million before income tax and minority interest to reflect the difference between the market value and the book value (as determined by an independent valuation firm) multiplied by the percentage of RES that the Company relinquished in this transaction. The Company is awaiting information necessary to finalize the purchase accounting adjustments for this acquisition and the final purchase price allocations are expected to change the recorded assets and liabilities.

During the three months ended March 31, 2007, the Company completed seven other acquisitions. These acquisitions were not material, individually or in the aggregate. Of these seven acquisitions, six have been included in the Company’s title insurance segment and one in the Company’s First Advantage segment.

The aggregate purchase price for the acquisitions included in the Company’s title insurance and property information segments was $101.5 million in cash and $11.6 million in notes payable. The one acquisition included in the Company’s First Advantage segment was completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for this acquisition was $3.9 million in cash and $0.6 million in notes payable. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the eight acquisitions, the Company recorded approximately $201.7 million of goodwill and $79.1 million of intangible assets with finite lives.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, March 31, 2007.

In addition to the acquisitions discussed above, the Company purchased the remaining minority interests in one company already included in the Company’s consolidated financial statements and a minority equity interest in three other companies. The total purchase price of these transactions was $9.5 million in cash and $3.0 million in notes payable.

Note 10 – Segment Information

The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The information technology group includes the mortgage information, property information and First Advantage segments. Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,440,032	$55,985	$21,818	$18,343
Specialty Insurance	80,636	11,964	451	1,476

	1,520,668	67,949	22,269	19,819

Information Technology:
Mortgage Information	130,947	29,237	4,895	2,329
Property Information	277,184	118,079	14,572	26,777
First Advantage	217,197	19,905	10,444	9,409

	625,328	167,221	29,911	38,515

	2,145,996	235,170	52,180	58,334
Corporate	(2,598)	(54,752)	11,236	3,358
Eliminations	(29,298)	—	—	—

	$2,114,100	$180,418	$63,416	$61,692

For the three months ended March 31, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
		(as restated)
Financial Services:
Title Insurance and Services	$1,463,720	$78,836	$17,252	$15,739
Specialty Insurance	78,648	12,029	518	1,656

	1,542,368	90,865	17,770	17,395

Information Technology:
Mortgage Information	136,569	28,481	6,348	2,271
Property Information	139,459	30,651	8,681	9,532
First Advantage	194,589	24,192	9,167	5,086

	470,617	83,324	24,196	16,889

	2,012,985	174,189	41,966	34,284
Corporate	1,548	(39,159)	6,167	4,751
Eliminations	(11,349)	—	—	—

	$2,003,184	$135,030	$48,133	$39,035

Note 11 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various class action lawsuits related to their title insurance operations, including a number of cases alleging that the Company failed to charge the correct rate for title insurance policies issued in refinance transactions. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each case based on facts known to the Company. As of March 31, 2007, the Company’s estimate of its range of exposure with respect to these lawsuits was $2.5 million to $8.7 million in the aggregate. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5), the Company maintained a reserve for these lawsuits totaling $8.6 million at March 31, 2007. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. In connection with this matter, the Company recorded a reserve of $25.0 million in the second quarter of 2006, representing what was then the Company’s estimate of its most likely loss in connection with the case. The Company arrived at this estimate after consultations with counsel who, based on various factors, including existing law on acceptable ratios of punitive to compensatory damages, advised the Company that a reduction in the punitive damage award was likely to occur. On February 14, 2007, the trial court set aside the $35.0 million punitive damage award against the Company. As a result, the Company reversed $18.0 million of the aforementioned $25.0 million accrual, and reflected this reversal in its financial statements as of December 31, 2006. The remaining $7.0 million reserve represents the Company’s best estimate of its loss based on its assessment of the likely outcome of this matter.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each matter based on facts known to the Company. As of March 31, 2007, the Company’s estimate of its range of exposure with respect to these matters was $5.0 million to $20.0 million in the aggregate. In accordance with FAS 5, the Company maintained a reserve for these matters totaling $8.0 million at March 31, 2007. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On December 19, 2006, and February 2, 2007, two purported shareholders of the Company named members of the Company’s Board of Directors, certain of its officers and, nominally, the Company in shareholder derivative actions. The plaintiffs in these cases (Young v. Kennedy, et al., Case No. SACV06-1230 JVS (RNBx) and Larson v. Kennedy, et al., Case No. SACV07-134 JVS(ANx)), both filed in the United States District Court for the Central District of California, assert claims for alleged violations of the federal securities laws, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, insider trading, gross mismanagement and related violations of the California Corporations Code in connection with the Company’s prior stock option granting practices and the related accounting and public disclosures surrounding such prior stock option granting practices. The plaintiffs seek, among other things, unspecified damages to be paid to the Company, disgorgement to the Company of profits from the alleged misconduct and reimbursement to the Company of certain compensation as well as changes to the Company’s corporate governance and internal control procedures. The plaintiffs also seek the payment of their attorneys’ fees. In February 2007, these cases were consolidated and the plaintiffs filed a consolidated complaint on March 29, 2007. The Company does not believe that these suits will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On April 2, 2007, two purported shareholders of the Company named members of the Company’s Board of Directors, certain of its officers and, nominally, the Company in a shareholder derivative action. The plaintiffs in this case (Shapiro, et al. v. Kennedy, et al., Case No. 07CC01241), filed in the Superior Court for the State of California for the County of Orange, assert claims for bad faith breach of fiduciary duty, gross mismanagement, breach of contract, waste of corporate assets and unjust enrichment in connection with various previously made allegations that the Company violated certain laws applicable to the Company and the Company’s settlement of a number of these allegations. The plaintiffs seek, among other things, unspecified damages to be paid to the Company and the payment of their attorneys’ fees. The Company does not believe that this suit will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

Note 12– Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported title claims and non-title claims, follows:

(in thousands except percentages)	As of March 31, 2007		As of December 31, 2006
Known claims	$148,312	15.3%	$133,419	14.2%
IBNR	744,618	76.7%	727,840	77.7%

Total title claims	892,930	92.0%	861,259	91.9%
Non-title claims	77,811	8.0%	75,730	8.1%

Total loss reserves	$970,741	100.0%	$936,989	100.0%

Note 13– Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized an increase of approximately $8.1 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

As of the adoption date, the liability for income taxes associated with uncertain tax positions at January 1, 2007, was $95.8 million. This liability can be reduced by $69.3 million of offsetting tax benefits associated with the correlative effects of state income taxes and timing adjustments. The net amount of $26.5 million, if recognized, would favorably affect the company’s effective tax rate.

As of March 31, 2007, the liability for income taxes associated with uncertain tax positions was $97.4 million. This liability can be reduced by $69.5 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $27.9 million, if recognized, would favorably affect the company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. At adoption, the Company had accrued $3.6 million of interest (net of tax benefit) related to uncertain tax positions and as of March 31, 2007, the Company had accrued $4.1 million of interest (net of tax benefit) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2002.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statute of limitation for the assessment of taxes.

Note 14 – Stockholders’ Equity

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and March 31, 2007, the Company had repurchased and retired approximately 4.7 million of its Common shares for a total purchase price of $174.6 million.

Note 15 – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The provisions for SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS 157 on its consolidated financial statements.

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

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

Restatement of Prior Year Numbers

See Note 2 to the Condensed Consolidated Financial Statements - Restatement of Consolidated Financial Statements for details regarding the impact of this restatement on the Company’s financial statements for the three months ended March 31, 2006.

Operations

Mortgage originations increased in the first quarter of 2007 when compared with the same period of the prior year according to the Mortgage Bankers Association’s (MBA) April 23, 2007, Long-term Mortgage Finance Forecast. This increase in mortgage originations was due to a relatively strong refinance market, offset in part by a softening purchase market. According to the MBA forecast, refinance originations increased 21% quarter over quarter, and purchase originations decreased 12% quarter over quarter. The overall increase in mortgage originations resulted in an increase in operating revenues from direct operations at the Company’s title insurance segment in the first quarter of 2007 when compared with the first quarter of 2006. In addition, as a result of the Company’s acquisition activity and organic growth at the specialty insurance, property information and First Advantage segments, operating revenues for these segments also increased when compared with the first quarter of 2006. Profits for the first quarter of 2007 benefited from an after-tax and minority interest gain of $36.1 million, or $0.36 per diluted share, resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc. (see Note 9 to the condensed consolidated financial statements).

Operating revenues for the three months ended March 31, 2007, were $1.98 billion, and for the three months ended March 31, 2006, $1.95 billion. Net income for the three months ended March 31, 2007, was $83.8 million, or $0.84 per diluted share. Net income as restated for the three months ended March 31, 2006, was $67.8 million, or $0.69 per diluted share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

(in thousands except percentages)	Three Months Ended March 31,
	2007	%	2006	%
Financial Services:
Title Insurance:
Direct operations	$707,261	35	$690,722	35
Agency operations	688,046	35	734,555	38

	1,395,307	70	1,425,277	73
Specialty Insurance	75,658	4	74,573	4

	1,470,965	74	1,499,850	77

Information Technology:
Mortgage Information	129,143	6	134,850	7
Property Information	197,802	10	134,901	7
First Advantage	215,228	11	193,721	10

	542,173	27	463,472	24
Eliminations	(29,298)	(1)	(11,349)	(1)

Total	$1,983,840	100	$1,951,973	100

Financial Services. Operating revenues from direct title operations increased 2.4% for the current quarter when compared with the same period of the prior year. This increase was primarily due to an increase in the number of title orders closed by the Company’s direct operations, offset in part by a decrease in the average revenues per order closed. The Company’s direct operations closed 458,900 title orders during the current three month period, an increase of 7.7% when compared with 426,000 title orders closed during the same period of the prior year. The average revenues per order closed were $1,541 for the three months ended March 31, 2007, a decrease of 4.9% when compared with $1,621 for the three months ended March 31, 2006. Operating revenues from agency operations decreased 6.3% for the current quarter when compared with the same period of the prior year. This decrease primarily reflected the lag in the reporting of agency remittances.

Information Technology. Operating revenues for the mortgage information segment decreased 4.2% for the current quarter when compared with the same period of the prior year. This decrease primarily reflected a decline in production volume at the tax service business and the flood certification business, offset in part by an increase in production volume at the default business. Operating revenues for the property information segment increased $62.9 million, or 46.6%, for the three months ended March 31, 2007, when compared with the same period of the prior year. This increase was primarily due to $13.5 million of operating revenues contributed by new acquisitions, the continued strength in this segment’s subscription-based information businesses and an increase in appraisal revenues resulting from increased market share. First Advantage operating revenues increased $21.5 million, or 11.1% for the three months ended March 31, 2007, when compared with the same period of the prior year. This increase was attributable to $10.1 million of operating revenues contributed by new acquisitions for the period as well as organic growth.

INVESTMENT AND OTHER INCOME

The components of investment and other income are as follows:

(in thousands)	March 31, 2007	March 31, 2006
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$6,769	$11,146
Debt securities	15,343	11,861
Other long-term investments	13,102	9,755
Loans receivable	2,012	1,719
Dividends on marketable equity securities	1,630	790
Equity in earnings of unconsolidated affiliates	11,164	6,289
Trust and banking activities	2,988	4,272
Other	12,532	4,255

	$65,540	$50,087

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $2.2 million and $1.2 million for the periods ended March 31, 2007 and 2006, respectively. These amounts represent realized gains relating to the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation.

NET REALIZED INVESTMENT GAINS (LOSSES)

Net realized investment gains totaled $62.5 million for the period ended March 31, 2007. Included in this amount was the realized gain resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc., which totaled $77.1 million before income taxes and minority interests, as well as realized investment losses of $4.4 million included in corporate expenses, $7.8 million at the title insurance segment and $4.9 million at the property information segment related to the write-down of certain assets.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily reflects the title insurance segment, were $441.1 million for the three months ended March 31, 2007, a decrease of $15.5 million, or 3.4%, when compared with the same period of the prior year. Excluding new acquisitions, salaries and other personnel costs decreased $30.3 million, or 6.6% for the three months ended March 31, 2007. This decrease was primarily due to a reduction in base salary expense as well as bonus expense resulting from personnel reductions. As a percentage of operating revenues, salaries and other personnel costs for the Financial Services group were 30.0% and 30.4% for the three months ended March 31, 2007 and 2006, respectively.

Agents retained $552.2 million of title premiums generated by agency operations for the three months ended March 31, 2007, which compares with $592.5 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.3% for the three months ended March 31, 2007, down from 80.7% for the three months ended March 31, 2006, due to regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflects the title insurance segment, were $277.2 million for the three months ended March 31, 2007, an increase of $26.5 million, or 10.6%, when compared with the same period of the prior year. This increase was primarily due to $12.2 million of other operating expenses associated with new acquisitions, $10.9 million of costs incurred in connection with the Louisiana Road Home program, a government funded program established to help Louisiana residents recover from the impact of Hurricane Katrina, and a $6.2 million charge incurred in connection with the write-off of certain assets . Other operating expenses for the Financial Services group as a percentage of operating revenues were 18.8% and 16.7% for the three months ended March 31, 2007 and 2006, respectively.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the Company increased the claims provision as a percentage of title insurance operating revenues to 6.9% for the current quarter, up from 5.2% for the same period of the prior year. This increase reflects adverse development primarily for policy years 2006, 2005 and 2004. Title claim payments for the three months ended march 31, 2007, were $62.4 million, an increase of 37.5% when compared with the same period of the prior year. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 48.3% for the current three-month period and 42.8% for the same period of the prior year. This increase in rate was primarily due to an increase in the average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues decreased to 55.3% for the current three-month period from 56.0% for the same period of the prior year.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $17.5 million for both the current three-month period and for the same period of the prior year. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.2% for both periods.

Information Technology. Mortgage information personnel and other operating expenses were $94.0 million for the three months ended March 31, 2007, a decrease of $3.9 million, or 4.0%, when compared with the same period of the prior year. Excluding acquisition activity, mortgage information personnel and other operating expenses decreased $6.5 million, or 6.6%, for the current three-month period. This decrease was primarily due to general expense reductions in response to the decrease in business volume and a decline in expenses at the default division as a result of the restructuring of this business in 2006. Property information personnel and other operating expenses were $142.5 million for the three months ended March 31, 2007, an increase of $43.3 million, or 43.6% when compared with the same period of the prior year. Excluding acquisition activity, property information personnel and other operating expenses increased $32.1 million, or 32.4%, for the current three-month period. This increase was primarily due to an increase in appraiser fees at the Company’s property information segment due primarily to the growth in the appraisal business. First Advantage personnel and other operating expenses were $183.6 million for the three months ended March 31, 2007, an increase of $25.6 million, or 16.2% when compared with the same period of the prior year. Excluding acquisition activity, First Advantage personnel and other operating expenses increased $18.2 million, or 11.5%, for the current three-month period. This increase was primarily due to an increase in cost of service fees, primarily associated with the growth in the data services and dealer divisions, as well as $8.0 million in severance costs associated with the resignation of the chief executive officer of First Advantage.

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments.

(in thousands except percentages)	Three Months Ended March 31,
	2007	%	2006	%
			(as restated)
Financial Services:
Title Insurance	$55,985	24	$78,836	45
Specialty Insurance	11,964	5	12,029	7

	67,949	29	90,865	52

Information Technology:
Mortgage Information	29,237	12	28,481	16
Property Information	118,079	50	30,651	18
First Advantage	19,905	9	24,192	14

	167,221	71	83,324	48

Total before corporate expenses	235,170	100	174,189	100

Corporate expenses	(54,752)		(39,159)

Total	$180,418		$135,030

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

Commencing in the second quarter of 2006, the Company began allocating certain expenses which had previously been reported as corporate expenses to the title insurance, specialty insurance, mortgage information and property information segments. These expenses include costs associated primarily with supplemental employee retirement plans, stock option expense and certain general expenses. The expenses associated with the supplemental retirement plan and the stock option plan were allocated to each segment based on actual costs. The allocation of certain general expenses was made to the title insurance and specialty insurance segments based on their proportionate contribution to net operating revenues (operating revenues less agent retention, if applicable). Specifically, those segments were allocated expenses associated with the supplemental employee retirement plans, stock option plan and an additional amount equal to 1.0% of their respective net operating revenues. The mortgage information and property information segments had been receiving corporate expense allocations in an amount equal to 1.0% of their respective net operating revenues; therefore, no additional allocation was made to them. Both periods presented above consistently reflect the new allocation policy.

Corporate expenses totaled $54.8 million for the three months ended March 31, 2007, an increase of $15.6 million when compared with the same period of the prior year. This increase was primarily due to a $12.6 million charge incurred in connection with the write-off of certain assets and increased employee retirement costs.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 41.5% for the three months ended March 31, 2007, and 41.8% for the same period of the prior year. The decrease in effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and minority interests. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary which, for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $37.2 million for the three months ended March 31, 2007, an increase of $18.6 million when compared with the same period of the prior year. This increase was primarily attributable to the minority interest portion of the $77.1 million realized gain recognized by the Company’s joint venture with Experian. This gain resulted from the combination of the Company’s RES division with CoreLogic Systems, Inc.

NET INCOME

Net income for the three months ended March 31, 2007, was $83.8 million, or $0.84 per diluted share. Net income as restated for the three months ended March 31, 2006, was $67.8 million, or $0.69 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $301.6 million for the three months ended March 31, 2007, and $162.5 million for the three months ended March 31, 2006. The decrease for the current year period was due primarily to purchases of debt securities, cash paid for acquisitions, capital expenditures and the net change in demand deposits. The decrease for the prior year period was primarily due to cash used for operating activities, capital expenditures, cash paid for acquisitions, the repayment of debt and dividends, offset in part by the net proceeds from the sales of debt and equity securities.

Notes and contracts payable as a percentage of total capitalization were 21.0% at March 31, 2007, and 20.3% at December 31, 2006. This increase was primarily due to an increase in notes payable, which primarily reflected a $100.0 million secured bank financing used to finance the cash consideration of the Corelogic Systems, Inc. combination, offset in part by an increase in the capital base due primarily to net income for the period.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006 the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and March 31, 2007, the Company had repurchased and retired approximately 4.7 million of its Common shares for a total purchase price of $174.6 million. Through April 30, 2007 of this year the Company has repurchased and retired 1.1 million of its Common shares for a total purchase price of $55.6 million.

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

There have been no material changes in the Company’s market risks since the filing of its Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarterly period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various class action lawsuits related to their title insurance operations, including a number of cases alleging that the Company failed to charge the correct rate for title insurance policies issued in refinance transactions. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each case based on facts known to the Company. As of March 31, 2007, the Company’s estimate of its range of exposure with respect to these lawsuits was $2.5 million to $8.7 million in the aggregate. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5), the Company maintained a reserve for these lawsuits totaling $8.6 million at March 31, 2007. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. In connection with this matter, the Company recorded a reserve of $25.0 million in the second quarter of 2006, representing what was then the Company’s estimate of its most likely loss in connection with the case. The Company arrived at this estimate after consultations with counsel who, based on various factors, including existing law on acceptable ratios of punitive to compensatory damages, advised the Company that a reduction in the punitive damage award was likely to occur. On February 14, 2007, the trial court set aside the $35.0 million punitive damage award against the Company. As a result, the Company reversed $18.0 million of the aforementioned $25.0 million accrual, and reflected this reversal in its financial statements as of December 31, 2006. The remaining $7.0 million reserve represents the Company’s best estimate of its loss based on its assessment of the likely outcome of this matter.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each matter based on facts known to the Company. As of March 31, 2007, the Company’s estimate of its range of exposure with respect to these matters was $5.0 million to $20.0 million in the aggregate. In accordance with FAS 5, the Company maintained a reserve for these matters totaling $8.0 million at March 31, 2007. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On December 19, 2006, and February 2, 2007, two purported shareholders of the Company named members of the Company’s Board of Directors, certain of its officers and, nominally, the Company in shareholder derivative actions. The plaintiffs in these cases (Young v. Kennedy, et al., Case No. SACV06-1230 JVS (RNBx) and Larson v. Kennedy, et al., Case No. SACV07-134 JVS(ANx)), both filed in the United States District Court for the Central District of California, assert claims for alleged violations of the federal securities laws, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, insider trading, gross mismanagement and related violations of the California Corporations Code in connection with the Company’s prior stock option granting practices and the related accounting and public disclosures surrounding such prior stock option granting practices. The plaintiffs seek, among other things, unspecified damages to be paid to the Company, disgorgement to the Company of profits from the alleged misconduct and reimbursement to the Company of certain compensation as well as changes to the Company’s corporate governance and internal control procedures. The plaintiffs also seek the payment of their attorneys’ fees. In February 2007, these cases were consolidated and the plaintiffs filed a consolidated complaint on March 29, 2007. The Company does not believe that these suits will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On April 2, 2007, two purported shareholders of the Company named members of the Company’s Board of Directors, certain of its officers and, nominally, the Company in a shareholder derivative action. The plaintiffs in this case (Shapiro, et al. v. Kennedy, et al., Case No. 07CC01241), filed in the Superior Court for the State of California for the County of Orange, assert claims for bad faith breach of fiduciary duty, gross mismanagement, breach of contract, waste of corporate assets and unjust enrichment in connection with various previously made allegations that the Company violated certain laws applicable to the Company and the Company’s settlement of a number of these allegations. The plaintiffs seek, among other things, unspecified damages to be paid to the Company and the payment of their attorneys’ fees. The Company does not believe that this suit will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. On June 26, 2006, the Company announced a further amendment to the plan, increasing the amount of shares available for repurchase under the plan by an additional $300 million. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $500 million of the Company’s issued and outstanding Common shares. As of March 31, 2007, the Company repurchased $174.6 million (including commissions) of its shares and has the authority to repurchase an additional $325.4 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1 to January 31, 2007	—	—	—	$366,322,022
February 1 to February 28, 2007	—	—	—	$366,322,022
March 1 to March 31, 2007	792,500	$51.69	792,500	$325,356,688

Total	792,500	$51.69	792,500	$325,356,688

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Frank V. McMahon
Frank V. McMahon
Vice Chairman and Chief Financial Officer

Date: May 3, 2007

EXHIBIT INDEX

Exhibit No.	Description
(10)(a)	Fourth Agreement of Amendment, dated as of February 1, 2007, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated February 1, 2007.

(10)(b)	Credit Agreement, dated as of February 2, 2007, among First American Real Estate Solutions LLC and Wells Fargo Bank, NA, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K dated February 1, 2007.

(10)(c)	Continuing Guaranty, dated as of February 2, 2007, among The First American Corporation and Wells Fargo Bank, NA, incorporated by reference herein from Exhibit 99.3 to Current Report on Form 8-K dated February 1, 2007.

(10)(d)	Arrangement regarding compensation of the named executive officers of The First American Corporation, incorporated by reference herein to the description contained in the Current Report on Form 8-K dated January 9, 2007.

(10)(e)	Modification to arrangement regarding compensation of Parker S. Kennedy, incorporated by reference herein to the description contained in the Current Report on Form 8-K dated February 27, 2007.

(10)(f)	Change in Control Agreement, dated as of February 27, 2007, by and between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated February 27, 2007.

(10)(g)	Arrangement regarding compensation of the members of the Board of Directors (excluding Parker S. Kennedy) of The First American Corporation, incorporated by reference herein to the description contained in the Current Report on Form 8-K dated February 27, 2007.

(10)(h)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated February 27, 2007.

(10)(i)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated March 20, 2007.

(10)(j)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated April 6, 2007.

(10)(k)	Arrangement regarding bonus plan for named executive officers, incorporated by reference herein to the description contained in the Current Report on Form 8-K dated March 20, 2007.

(10)(l)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K dated March 20, 2007.

(10)(m)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated March 1, 2007.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.