Form 10-Q
period 2007-06-30
FIRST AMERICAN CORP
filed 2007-08-02
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On July 26, 2007, there were 94,863,643 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Item 3 of Part II has been omitted because it is not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO: PENSION PLAN CONTRIBUTIONS; THE EFFECT OF CLASS ACTIONS, OTHER LITIGATION, INVESTIGATIONS AND REGULATORY MATTERS; DIFFERENCES BETWEEN THE COMPANY’S IBNR BALANCE AND ITS INDEPENDENT ACTUARY’S SINGLE POINT ESTIMATE OF LIKELY LOSS EXPOSURE; ANTICIPATED RESULTS OF FIN 48 IMPLEMENTATION; AND CASH REQUIREMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE AND OTHER FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” AND OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; SYSTEMS INTERRUPTIONS AND INTRUSIONS; THE COMPANY’S INABILITY TO REALIZE THE BENEFITS OF ITS OFFSHORE STRATEGY; PRODUCT MIGRATION; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AS UPDATED IN PART II, ITEM 1A, OF THIS QUARTERLY REPORT ON FORM 10-Q, IN EACH CASE AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,064,970	$1,404,884

Accounts and accrued income receivable, net	644,570	557,957

Investments:
Deposits with savings and loan associations and banks	123,273	111,875
Debt securities	1,265,888	1,185,915
Equity securities	56,527	53,988
Other long-term investments	552,584	578,738

	1,998,272	1,930,516

Loans receivable, net	114,747	101,641

Property and equipment, net	792,945	741,691

Title plants and other indexes	616,867	585,794

Deferred income taxes	195,658	43,890

Goodwill	2,532,697	2,307,384

Other intangible assets, net	356,338	275,992

Other assets	285,171	274,536

	$8,602,235	$8,224,285

Liabilities and Stockholders’ Equity
Demand deposits	$749,275	$806,326
Accounts payable and accrued liabilities	1,105,868	1,045,146
Deferred revenue	735,643	753,466
Reserve for known and incurred but not reported claims	1,256,221	936,989
Income taxes payable	3,442	20,265
Notes and contracts payable	893,317	847,991
Deferrable interest subordinated notes	100,000	100,000

	4,843,766	4,510,183

Minority interests in consolidated subsidiaries	649,843	512,049

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—95,760 and 96,484 shares	95,760	96,484
Additional paid-in capital	917,090	983,421
Retained earnings	2,264,736	2,297,432
Accumulated other comprehensive loss	(168,960)	(175,284)

	3,108,626	3,202,053

	$8,602,235	$8,224,285

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Operating revenues	$2,083,261	$2,100,413	$4,067,101	$4,052,386
Investment and other income	88,070	60,016	170,006	110,103
Gain on stock issued by a subsidiary	7,092	7,276	9,303	8,436
Net realized investment (losses) gains	(20,108)	83	42,401	47

	2,158,315	2,167,788	4,288,811	4,170,972

Expenses
Salaries and other personnel costs	675,708	639,195	1,323,004	1,280,580
Premiums retained by agents	528,573	590,531	1,080,768	1,183,005
Other operating expenses	548,428	499,209	1,058,708	935,941
Provision for policy losses and other claims	386,988	280,360	527,126	396,104
Depreciation and amortization	61,198	50,525	124,614	98,658
Premium taxes	17,910	17,507	35,396	34,966
Interest	19,470	16,442	38,737	32,669

	2,238,275	2,093,769	4,188,353	3,961,923

(Loss) income before income taxes and minority interests	(79,960)	74,019	100,458	209,049
Income taxes (benefit) provision	(39,765)	25,300	19,674	73,900

(Loss) income before minority interests	(40,195)	48,719	80,784	135,149
Minority interests	25,801	23,243	62,993	41,873

Net (loss) income	(65,996)	25,476	17,791	93,276

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities	(2,594)	(4,148)	1,920	(6,770)
Minimum pension liability adjustment	4,404	—	4,404	—

	1,810	(4,148)	6,324	(6,770)

Comprehensive (loss) income	$(64,186)	$21,328	$24,115	$86,506

Net (loss) income per share (Note 5):
Basic	$(.68)	$.26	$.18	$.97

Diluted	$(.68)	$.26	$.18	$.94

Cash dividends per share	$.22	$.18	$.44	$.36

Weighted average number of shares (Note 5):
Basic	96,377	96,563	96,563	96,212

Diluted	96,377	99,170	98,384	99,023

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,791	$93,276
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	527,126	396,104
Depreciation and amortization	124,614	98,658
Minority interests in net income	62,993	41,873
Net realized investment gains	(51,704)	(8,483)
Stock-based compensation expense	16,655	15,290
Other, net	(24,615)	(19,250)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(214,773)	(180,350)
Net change in income tax accounts	(175,727)	(56,762)
Increase in accounts and accrued income receivable	(71,797)	(77,242)
Increase (decrease) in accounts payable and accrued liabilities	51,448	(135,200)
Decrease in deferred revenue	(19,160)	(11,484)
Other, net	(24,128)	(48,847)

Cash provided by operating activities	218,723	107,583

Cash flows from investing activities:
Net cash effect of company acquisitions	(213,444)	(112,516)
Net increase in deposits with banks	(11,398)	(41,106)
Increase in loans receivable	(13,106)	(389)
Purchases of debt and equity securities	(297,914)	(129,288)
Proceeds from sales of debt and equity securities	102,681	69,702
Proceeds from maturities of debt securities	115,656	102,752
Net decrease (increase) in other investments	45,500	(48,128)
Capital expenditures	(122,432)	(91,065)
Purchases of capitalized data	(12,719)	(11,401)
Proceeds from sale of property and equipment	15,720	693

Cash used for investing activities	(391,456)	(260,746)

Cash flows from financing activities:
Net change in demand deposits	(57,051)	(17,305)
Proceeds from issuance of debt	205,440	46,646
Repayment of debt	(185,343)	(66,491)
Repurchase of company stock	(113,658)	(35,218)
Proceeds from exercise of stock options	33,869	5,134
Proceeds from the issuance of stock to employee benefit plans	4,963	5,004
Excess tax benefits from stock-based compensation	6,348	—
Contributions from minority shareholders	15,637	—
Distributions to minority shareholders	(38,727)	(24,598)
Cash dividends	(38,659)	(34,491)

Cash used for financing activities	(167,181)	(121,319)

Net decrease in cash and cash equivalents	(339,914)	(274,482)
Cash and cash equivalents—Beginning of year	1,404,884	1,561,144

—End of the period	$1,064,970	$1,286,662

Supplemental information:
Cash paid during the period for:
Interest	$39,323	$27,812
Premium taxes	$41,364	$37,816
Income taxes	$107,881	$110,101
Noncash investing and financing activities:
Liabilities incurred in connection with company acquisitions	$128,552	$100,707
Company acquisitions in exchange for common stock	$—	$31,857

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2006	96,484	$96,484	$983,421	$2,297,432	$(175,284)	$3,202,053
Net income for six months ended June 30, 2007				17,791		17,791
Dividends on common shares				(42,381)		(42,381)
Purchase of Company shares	(2,228)	(2,228)	(111,430)			(113,658)
Shares issued in connection with option, benefit and savings plans	1,504	1,504	37,328			38,832
Share-based compensation			7,771			7,771
Adjustment to adopt FIN 48				(8,106)		(8,106)
Other comprehensive income					6,324	6,324

Balance at June 30, 2007	95,760	$95,760	$917,090	$2,264,736	$(168,960)	$3,108,626

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 2 – Escrow and Trust Deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits, which include amounts held by the Company’s exchange business, totaled $6.8 billion and $8.7 billion at June 30, 2007, and December 31, 2006, respectively, of which $686.0 million and $755.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift companies are included in the accompanying consolidated balance sheets, with $28.0 million and $143.5 million included in cash and cash equivalents and $658.0 million and $611.9 million included in debt securities at June 30, 2007 and December 31, 2006, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions.

Trust deposits represent third party investment funds held by the Company’s trust subsidiary and totaled $3.5 billion and $3.3 billion at June 30, 2007 and December 31, 2006, respectively. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 3 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2007, is as follows:

(in thousands)	Balance as of December 31, 2006	Acquired During the Period	Post Acquisition Adjustments	Balance as of June 30, 2007
Financial Services:
Title Insurance	$733,762	$21,609	$(4,776)	$750,595
Specialty Insurance	19,794	31,204	—	50,998
Information Technology:
Mortgage Information	597,557	—	(6,925)	590,632
Property Information	289,957	148,140	(3,495)	434,602
First Advantage	666,314	14,122	25,434	705,870

	$2,307,384	$215,075	$10,238	$2,532,697

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

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests. The Company terminated operations for its mortgage fulfillment business and recognized an impairment of goodwill for $6.9 million during the six months ending June 30, 2007.

Note 4 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Covenants not to compete	$67,246	$59,532
Customer lists	355,843	264,809
Trademarks and licenses	56,512	48,845

	479,601	373,186
Accumulated amortization	(123,263)	(97,194)

	$356,338	$275,992

Amortization expense for other finite-lived intangible assets, with definite lives ranging from two to twenty years, was $25.6 million and $19.0 million for the six months ended June 30, 2007 and 2006, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2007	$29,623
2008	$52,248
2009	$50,059
2010	$46,738
2011	$39,650

Note 5 – Earnings Per Share

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income—numerator for basic net (loss) income per share	$(65,996)	$25,476	$17,791	$93,276
Effect of dilutive securities
Convertible debt—interest expense (net of tax)	—	196	49	395
Subsidiary potential dilutive shares	—	(47)	(176)	(489)

Net (loss) income—numerator for dilutive net (loss) income per share	$(65,996)	$25,625	$17,664	$93,182

Denominator:
Weighted average shares-denominator for basic net income per share	96,377	96,563	96,563	96,212
Effect of dilutive securities:
Employee stock options and restricted share units	—	2,010	1,736	2,207
Convertible debt	—	597	85	604

Denominator for diluted net (loss) income per share	96,377	99,170	98,384	99,023

Basic net (loss) income per share	$(.68)	$.26	$.18	$.97

Diluted net (loss) income per share	$(.68)	$.26	$.18	$.94

For the three months ended June 30, 2007, 1.7 million potential dilutive shares of common stock (representing all potential dilutive shares) were excluded due to the net loss for the period. For the six months ended June 30, 2007, there were no antidilutive stock options that were excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2006, 0.9 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 6 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans (the Plans) includes the following components:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Expense:
Service Cost	$2,849	$2,122	$5,697	$4,910
Interest Cost	8,310	7,487	16,620	14,765
Expected return on plan assets	(5,575)	(4,571)	(11,150)	(9,141)
Amortization of prior service cost (benefit)	10	7	20	13
Amortization of net loss	4,447	2,581	8,894	8,041

	$10,041	$7,626	$20,081	$18,588

The Company has contributed $11.2 million in cash to the Plans for the six months ended June 30, 2007, and expects to contribute an additional $17.2 million in cash during the remainder of 2007. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

The Company contributed $35.9 million and $66.3 million to the Company’s First American 401(k) plan during the first six months of 2007 and 2006, respectively.

Note 7 – Share-Based Compensation

In the first quarter of 2007, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (RSU). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. Restricted stock units receive dividend equivalents in the form of restricted stock units having the same vesting requirements as the restricted stock units initially granted.

The following table illustrates the share-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	$1,852	$3,120	$3,968	$8,380
Restricted stock units	1,662	65	2,910	65
Employee stock purchase plan	383	374	874	883

	$3,897	$3,559	$7,752	$9,328

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s publicly-traded subsidiary, First Advantage Corporation of $2.8 million and $8.9 million for the three and six months ending as of June 30, 2007, respectively, and $3.1 million and $6.0 million for the three and six months ending as of June 30, 2006.

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2006 (as repriced)	6,219	$28.82
Exercised during 2007	(1,382)	24.52
Forfeited during 2007	(131)	33.00

Balance at June 30, 2007	4,706	$29.97	5.8	$91,913

Vested and expected to vest at June 30, 2007	4,622	$29.88	5.8	$90,715

Exercisable at June 30, 2007	2,752	$25.29	4.6	$66,619

In the first quarter of 2007, the Company repriced 2.1 million stock options that were unvested as of January 1, 2005 and unexercised as of December 31, 2006, that were determined to have an intrinsic value on the date of the grant. All exercise prices of the affected stock options were increased to the market value on the corrected grant date to eliminate the intrinsic value. As a result, the weighted-average exercise price changed from $27.82 to $28.82 for options outstanding as of December 31, 2006.

Restricted stock unit activity for the six months ended June 30, 2007, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Nonvested restricted stock units outstanding at December 31, 2006	42	$39.16
Granted during 2007	423	48.93
Vested during 2007	(12)	42.96

Nonvested restricted stock units outstanding at June 30, 2007	453	$48.18

Note 8 – Business Combinations

On February 2, 2007, the Company combined its First American Real Estate Solutions (RES) division with CoreLogic Systems, Inc. (CoreLogic), a leading provider of mortgage risk assessment and fraud prevention solutions. The new combined company, which is included in the Company’s property information segment, is majority owned by the Company through its FARES LLC joint venture with Experian. CoreLogic’s shareholders received cash consideration of $100 million and approximately 18% of the economic interests of the combined company through the ownership of Class A Shares of the new combined entity. To finance the cash consideration, FARES LLC secured bank financing of $100 million. The Company recognized a gain of $77.1 million before income tax and minority interest to reflect the difference between the market value (as determined by an independent valuation firm) and the book value multiplied by the percentage of RES that the Company relinquished in this transaction. The aggregate purchase price for the CoreLogic transaction was $296.4 million including the above referenced gain. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of this acquisition, the Company recorded approximately $148.1 million of goodwill and $96.3 million of intangible assets with finite lives.

During the six months ended June 30, 2007, the Company completed nine other acquisitions. These acquisitions were not material, individually or in the aggregate. Of these nine acquisitions, eight have been included in the Company’s title insurance segment and one in the Company’s First Advantage segment.

The aggregate purchase price for the acquisitions included in the Company’s title insurance segment was $2.8 million in cash and $17.9 million in notes payable. The acquisition included in the Company’s First Advantage segment was completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for this acquisition was $3.9 million in cash and $0.6 million in notes payable. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the nine acquisitions, the Company recorded approximately $66.9 million of goodwill and $7.4 million of intangible assets with finite lives.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, June 30, 2007.

In addition to the acquisitions discussed above, the Company purchased the remaining minority interests in three companies already included in the Company’s consolidated financial statements and a minority equity interest in three other companies. The total purchase price of these transactions was $71.6 million in cash and $3.0 million in notes payable.

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

For the three months ended June 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,542,700	$(151,744)	$24,990	$25,046
Specialty Insurance	82,232	13,523	438	1,204

	1,624,932	(138,221)	25,428	26,250

Information Technology:
Mortgage Information	132,872	28,208	4,551	1,746
Property Information	218,361	45,545	15,705	18,705
First Advantage	221,901	32,162	10,736	11,169

	573,134	105,915	30,992	31,620

	2,198,066	(32,306)	56,420	57,870
Corporate	(8,382)	(47,654)	4,778	2,870
Eliminations	(31,369)	—	—	—

	$2,158,315	$(79,960)	$61,198	$60,740

For the three months ended June 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,602,107	$(14,790)	$19,376	$16,258
Specialty Insurance	81,667	14,817	491	1,832

	1,683,774	27	19,867	18,090

Information Technology:
Mortgage Information	139,805	32,626	5,107	3,068
Property Information	150,702	39,062	10,267	16,804
First Advantage	205,847	30,757	9,516	8,259

	496,354	102,445	24,890	28,131

	2,180,128	102,472	44,757	46,221
Corporate	5,854	(28,453)	5,768	5,852
Eliminations	(18,194)	—	—	—

	$2,167,788	$74,019	$50,525	$52,073

For the six months ended June 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,999,128	$(95,760)	$46,809	$43,389
Specialty Insurance	162,868	25,488	889	2,680

	3,161,996	(70,272)	47,698	46,069

Information Technology:
Mortgage Information	263,819	57,445	9,446	4,075
Property Information	495,545	163,624	30,277	45,482
First Advantage	439,098	52,067	21,180	20,578

	1,198,462	273,136	60,903	70,135

	4,360,458	202,864	108,601	116,204
Corporate	(10,980)	(102,406)	16,013	6,228
Eliminations	(60,667)	—	—	—

	$4,288,811	$100,458	$124,614	$122,432

For the six months ended June 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$3,065,826	$64,047	$36,628	$31,953
Specialty Insurance	160,315	26,846	1,009	3,488

	3,226,141	90,893	37,637	35,441

Information Technology:
Mortgage Information	276,374	61,107	11,455	5,339
Property Information	290,161	69,713	18,948	26,336
First Advantage	400,436	54,949	18,683	13,345

	966,971	185,769	49,086	45,020

	4,193,112	276,662	86,723	80,461
Corporate	7,403	(67,613)	11,935	10,604
Eliminations	(29,543)	—	—	—

	$4,170,972	$209,049	$98,658	$91,065

Note 10 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various class action lawsuits related to their title insurance operations, including a number of cases alleging that the Company failed to charge the correct rate for title insurance policies issued in refinance transactions. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each case based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5), the Company maintained a reserve for these lawsuits totaling $9.1 million at June 30, 2007. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 25, 2005, a jury in the case of Chicago Title Insurance Corporation v. James A. Magnuson, et al. awarded damages in the amount of $43.2 million against a subsidiary of the Company. This matter involved claims of violation of a non-competition agreement and intentional interference with contract. The judgment comprised a compensatory award of $10.8 million and a punitive damage award of $32.4 million. During 2005 the Company recorded a reserve of $10.0 million in connection with this matter. The Company arrived at this estimate after consultations with counsel who, based on various factors, including the likely outcome of legal challenges to the enforceability of the subject non-competition agreement and the appropriateness of the punitive damage award, advised the Company that a reduction in the total damages assessed against the Company was likely to occur. In May, 2007, the United States Court of Appeals for the Sixth Circuit reversed the $32.4 million punitive damages verdict and ordered a new trial on the $10.8 million compensatory damages verdict. The $10 million originally reserved in connection with this matter continues to represent the Company’s best estimate of its most likely ultimate loss based on its assessment of the likely outcome of the case.

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

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each matter based on facts known to the Company. As of June 30, 2007, the Company’s estimate of its range of exposure with respect to these matters was $6.4 million to $7.4 million in the aggregate. In accordance with FAS 5, the Company maintained a reserve for these matters totaling $7.4 million at June 30, 2007. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 11 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported title claims and non-title claims, follows:

(in thousands except percentages)	As of June 30, 2007		As of December 31, 2006
Known claims	$158,779	12.7%	$133,419	14.2%
IBNR	1,019,154	81.1%	727,840	77.7%

Total title claims	1,177,933	93.8%	861,259	91.9%
Non-title claims	78,288	6.2%	75,730	8.1%

Total loss reserves	$1,256,221	100.0%	$936,989	100.0%

The Company recorded provision for policy losses and other claims of $387.0 million and $527.1 million during the three and six months ended June 30, 2007, respectively. The increase in the provision over previous years reflects a change in estimate for expected ultimate losses primarily from policy years 2004 through 2006. The change in estimate resulted primarily from higher than expected claims experienced for those policy years during the first half of 2007, the sustainability of which became evident during the current quarter. These increases were substantially driven by the adverse market conditions that developed during 2007 in the real estate market, including a significant increase in defaults, foreclosures and mortgage fraud. Given the increase in claims frequency that became apparent during the quarter management now expects that ultimate losses for policy years 2004 through 2006 will be significantly higher than anticipated.

In determining the best estimate of the appropriate IBNR reserve for the second quarter of 2007, management considered the single point estimate of the projected December 31, 2007, IBNR in the mid-year independent actuarial report, as well as management’s expectations of claims to be paid and provision for title losses for the balance of 2007. It is management’s expectation that the difference between the independent actuary’s single point estimate of likely loss exposure as of December 31, 2007 and the Company’s IBNR balance at December 31, 2007, will be less than 5 percent.

Note 12 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized an increase of approximately $8.1 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

As of the adoption date, the liability for income taxes associated with uncertain tax positions at January 1, 2007, was $95.8 million. This liability could be reduced by $69.3 million of offsetting tax benefits associated with the correlative effects of state income taxes and timing adjustments. The net amount of $26.5 million, if recognized, would favorably affect the Company’s effective tax rate.

As of June 30, 2007, the liability for income taxes associated with uncertain tax positions was $96.7 million. This liability could be reduced by $69.7 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $27.0 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. At adoption, the Company had accrued $3.6 million of interest (net of tax benefit) related to uncertain tax positions and as of June 30, 2007, the Company had accrued $6.1 million of interest (net of tax benefit) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2002.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statute of limitations for the assessment of taxes.

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 52.5% for the six months ended June 30, 2007, and 44.2% for the same period of the prior year. The increase in the effective rate was primarily attributable to the impact of the title claims provision recorded in the second quarter of 2007 on the state effective income tax rate, changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized in the quarter relating to FIN 48.

Note 13 – Stockholders’ Equity

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and June 30, 2007, the Company repurchased and retired approximately 6.1 million of its Common shares for a total purchase price of $247.3 million.

Note 14 – Recent Accounting Pronouncements

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

OVERVIEW

Operations

Mortgage originations in the United States (based on the total dollar value of the transactions) decreased 2.4% in the second quarter of 2007 when compared with the same period of the prior year according to the Mortgage Bankers Association’s (MBA) June 20, 2007, Long-term Mortgage Finance Forecast. According to the MBA forecast, purchase originations decreased 13% and refinance originations increased 11% in the second quarter of 2007 relative to the second quarter of 2006. The overall decrease in mortgage originations primarily impacted the Company’s title insurance and mortgage information segments and resulted in a decrease in the Company’s total operating revenues. This decrease was offset in part by acquisition activity, market share growth at the title insurance segment and organic growth at the specialty insurance, property information and First Advantage segments. Operating revenues for the latter three segments increased when compared with the second quarter of 2006. Profits for the second quarter of 2007 were negatively impacted by the $342.1 million provision for losses at the Company’s title insurance operations. This charge reflects adverse claims development primarily for policy years 2001 and 2004 through 2006. More specifically, the number of claims reported to the Company from title insurance policies issued in those years was significantly higher than the number previously estimated by the Company as was the overall severity of the claims reported.

Operating revenues for the three and six months ended June 30, 2007 were $2.08 billion and $4.07 billion, respectively. Operating revenues for the three and six months ended June 30, 2006 were $2.10 billion and $4.05 billion, respectively. Net loss for the three months ended June 30, 2007 was $66.0 million, or $0.68 per diluted share and net income for the six months ended June 30, 2007, was $17.8 million, or $0.18 per diluted share. Net income for the three and six months ended June 30, 2006 was $25.5 million, or $0.26 per diluted share, and $93.3 million, or $0.94 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

(in thousands except percentages)	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Financial Services:
Title Insurance:
Direct operations	$818,527	$813,664	0.6	$1,525,788	$1,504,385	1.4
Agency operations	657,376	740,317	(11.2)	1,345,422	1,474,872	(8.8)

	1,475,903	1,553,981	(5.0)	2,871,210	2,979,257	(3.6)
Specialty Insurance	77,303	77,181	0.2	152,961	151,754	0.8

	1,553,206	1,631,162	(4.8)	3,024,171	3,131,011	(3.4)

Information Technology:
Mortgage Information	131,551	138,326	(4.9)	260,694	273,177	(4.6)
Property Information	209,474	144,649	44.8	407,276	279,550	45.7
First Advantage	220,399	204,470	7.8	435,627	398,191	9.4

	561,424	487,445	15.2	1,103,597	950,918	16.1

Eliminations	(31,369)	(18,194)	72.4	(60,667)	(29,543)	105.4

Total	$2,083,261	$2,100,413	(0.8)	$4,067,101	$4,052,386	0.4

Financial Services. Operating revenues from direct title operations increased 0.6% and 1.4% for the three and six months ended June 30, 2007, respectively, when compared with the same periods of the prior year. The increase for the current three month period was primarily due to an increase in the average revenue per order closed, offset in part by decrease in the number of title orders closed by the Company’s direct operations. The increase for the current six-month period was primarily due to an increase in the number of title orders closed by the Company’s direct operations, offset in part by a decrease in the average revenues per order closed. The average revenues per order closed were $1,695 and $1,620 for the three and six months ended June 30, 2007, and $1,679 and $1,652 for the respective periods of the prior year. The Company’s direct operations closed 482,900 and 941,800 title orders during the current three and six month periods, respectively, compared with 484,700 and 910,700 for the same periods of the prior year. Operating revenues from agency operations decreased 11.2% and 8.8% for the three and six months ended June 30, 2007, respectively, when compared with the same periods of the prior year. These decreases reflect the decline in mortgage originations as well as the timing of the reporting of agency remittances.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $16.0 million and $52.5 million for the three and six months ended June 30, 2007, respectively.

Information Technology. Mortgage information operating revenues decreased 4.9% and 4.6% for the three and six months ended June 30, 2007, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the decline in mortgage originations and increases in estimated servicing life of the tax service portfolio due to a slowdown in prepayment speeds, which resulted in the deferral of a larger portion of tax service fees the Company receives related to the portfolio of contracts the Company manages. Operating revenues for the property information segment increased $64.8 million, or 44.8% and $127.7 million, or 45.7%, for the three and six months ended June 30, 2007, respectively, when compared with the same periods of the prior year. These increases were primarily due to $74.8 million and $88.4 million of operating revenues contributed by new acquisitions for the respective periods, offset in part by the effects of the slowdown in mortgage originations. First Advantage operating revenues increased $15.9 million, or 7.8% and $37.4 million, or 9.4% for the three and six months ended June 30, 2007, respectively, when compared with the same periods of the prior year. These increases were primarily due to $6.3 million and $16.4 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

The components of investment and other income are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$28,863	$10,702	$52,028	$21,848
Debt securities	13,574	12,540	28,917	24,401
Other long-term investments	14,057	12,084	27,160	21,839
Loans receivable	2,123	1,819	4,135	3,538
Dividends on marketable equity securities	1,612	1,154	3,242	1,944
Equity in earnings of unconsolidated affiliates	13,450	11,986	24,614	18,276
Trust and banking activities	3,310	4,508	6,298	8,780
Other	11,081	5,223	23,612	9,477

	$88,070	$60,016	$170,006	$110,103

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $7.1 million and $9.3 million for the three and six months ended June 30, 2007, respectively, compared with $7.3 million and $8.4 million for the three and six months ended June 30, 2006, respectively. These amounts represent realized gains associated with the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation.

NET REALIZED INVESTMENT GAINS (LOSSES)

The Company had net realized investment losses of $20.1 million for the current three-month period and net realized investment gains of $42.4 million for the current six-month period. Net realized investment gains totaled $0.08 million and $0.05 million for the three and six months ended June 30, 2006, respectively. The current three-month period included a $15.0 million impairment loss included in the corporate expense related to the valuation of an unconsolidated affiliate and an impairment loss of $5.2 million at the title insurance segment also related to the valuation of an unconsolidated affiliate. The current six-month period included a $77.1 million realized gain included in the property information segment resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc., as well as investment losses of $19.4 million (which includes the above referenced $15.0 million impairment loss) included in corporate expense, $13.0 million (which includes the above referenced $5.2 million impairment loss) at the title insurance segment and $4.9 million at the property information segment related to the write-down of certain assets.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the financial services group, which primarily reflects the title insurance segment, were $477.9 million and $919.0 million for the three and six months ended June 30, 2007, respectively, an increase of $12.0 million, or 2.6%, for the current three-month period, and a decrease of $3.4 million, or 0.4%, for the current six-month period, when compared with the respective periods of the prior year. Excluding new acquisitions, salaries and other personnel costs remained relatively constant for the current-three month period and decreased $28.4 million, or 3.1% for the current six-month period, when compared with the respective periods of the prior year. Included in salaries and other personnel costs for both the three and six months ended June 30, 2007, were $3.8 million of employee separation costs related to the Company’s consolidation of selected title branches. The decrease for the six month period was primarily due to a reduction in base salary expense as well as bonus expense resulting from personnel reductions and lower levels of profits. As a percentage of operating revenues, salaries and other personnel costs were 30.8% and 30.4% for the three and six months ended June 30, 2007, respectively, up from 28.6% and 29.5% for the same periods of the prior year.

Agents retained $528.6 million and $1.1 billion of title premiums generated by agency operations for the three and six months ended June 30, 2007, respectively, which compares with $590.5 million and $1.2 billion for the same periods of the prior year. The percentage of title premiums retained by agents was 80.4% and 80.3% for the three and six months ended June 30, 2007, up from 79.8% and 80.2% for the same periods of the prior year. These increases reflect regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the financial services group, which primarily reflect the title insurance segment, were $322.3 million and $614.8 million for the three and six months ended June 30, 2007, respectively, increases of $14.0 million, or 4.6%, and $55.9 million, or 10.0%, when compared with the same periods of the prior year. These increases were primarily due to $4.3 million and $16.4 million of other operating expenses associated with new acquisitions for the respective periods. Included in other operating expenses for the three and six months ended June 30, 2007, were $3.7 million of costs related to the consolidation of selected title branches. Included in other operating expenses for the three and six months ended June 30, 2006 were $30.5 million in regulatory/litigation charges. Excluding these items, other operating expenses for the financial services group increased $36.6 million, or 13.2% and $66.2 million, or 12.5%, for the three and six months ended June 30, 2007, when compared with the same periods of the prior year. As a percentage of operating revenues, other operating expenses were 20.8% and 20.3% for the three and six months ended June 30, 2007 and 18.9% and 17.9% for the same periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims, home warranty claims and property and casualty insurance claims. For the title insurance segment, the claims provision as a percentage of title insurance operating revenues was 15.3% for the current six-month period and 10.5% for the same period of the prior year.

The Company recorded provision for policy losses and other claims of $382.5 million and $518.1 million during the three and six months ended June 30, 2007, respectively. The increase in the provision over previous years reflects a change in estimate for expected ultimate losses primarily from policy years 2004 through 2006. The change in estimate resulted primarily from higher than expected claims experienced for those policy years during the first half of 2007, the sustainability of which became evident during the current quarter. These increases were substantially driven by the adverse market conditions that developed during 2007 in the real estate market, including a significant increase in defaults, foreclosures and mortgage fraud. Given the increase in claims frequency that became apparent during the quarter management now expects that ultimate losses for policy years 2004 through 2006 will be significantly higher than anticipated.

In determining the best estimate of the appropriate IBNR reserve for the second quarter of 2007, management considered the single point estimate of the projected December 31, 2007, IBNR in the mid-year independent actuarial report, as well as management’s expectations of claims to be paid and provision for title losses for the balance of 2007. It is management’s expectation that the difference between the independent actuary’s single point estimate of likely loss exposure as of December 31, 2007 and the Company’s IBNR balance at December 31, 2007, will be less than 5 percent.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 51.4% for the current six-month period and 46.6% for the same period of the prior year. This increase in rate was primarily due to an increase in the average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 52.0% for the current six-month period and 51.8% for the same period of the prior year.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $35.4 million and $35.0 million for the six months ended June 30, 2007 and 2006, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.2% and 1.1% for the current six-month period and for the same period of the prior year, respectively.

Information Technology. Mortgage information personnel and other operating expenses were $97.4 million and $191.4 million for the three and six months ended June 30, 2007, respectively, decreases of $0.9 million, or 0.9%, and $4.8 million, or 2.4%, when compared with the same periods of the prior year. These decreases were primarily due to general expense reductions in response to the decrease in business volume, decreases in headcount and continued offshoring initiatives along with a decline in expenses at the default division as a result of the restructuring of this business in 2006. Included in mortgage information personnel and other operating expenses for the current six-month period were $2.6 million of costs associated with new acquisitions. Property information personnel and other operating expenses were $154.6 million and $297.1 million for the three and six months ended June 30, 2007, respectively, increases of $54.0 million and $97.2 million when compared with the same periods of the prior year. Excluding acquisition activity, property information personnel and other operating expenses remained relatively constant for the current three-month period and increased $32.9 million, or 16.5% for the current six-month period when compared with the same periods of the prior year. The increase for the six-month period was primarily due to an increase in appraiser fees at the Company’s property information segment due primarily to the growth in the appraisal business.

First Advantage personnel and other operating expenses were $175.9 million and $359.5 million for the three and six months ended June 30, 2007, increases of $13.6 million and $39.2 million for the three and six months ended June 30, 2007, respectively. Excluding acquisition activity, First Advantage personnel and other operating expenses increased $8.4 million, or 5.1% for the current three-month period and $26.6 million, or 8.3% for the current six-month period when compared with the same period of the prior year. This increase was primarily due to an increase in cost of service fees, primarily associated with the growth in the data services and dealer divisions, as well as $8.0 million in severance costs incurred in the first quarter of 2007 associated with the resignation of the chief executive officer of First Advantage.

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income (loss) before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

(in thousands except percentages)	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Financial Services:
Title Insurance	$(151,744)	$(14,790)	926.0	$(95,760)	$64,047	(249.5)
Specialty Insurance	13,523	14,817	(8.7)	25,488	26,846	(5.1)

	(138,221)	27	—	(70,272)	90,893	(177.3)

Information Technology:
Mortgage Information	28,208	32,626	(13.5)	57,445	61,107	(6.0)
Property Information	45,545	39,062	16.6	163,624	69,713	134.7
First Advantage	32,162	30,757	4.6	52,067	54,949	(5.2)

	105,915	102,445	3.4	273,136	185,769	47.0

Total before corporate expenses	(32,306)	102,472	(131.5)	202,864	276,662	(26.7)
Corporate expenses	(47,654)	(28,453)	67.5	(102,406)	(67,613)	51.5

Total	$(79,960)	$74,019	(208.0)	$100,458	$209,049	(51.9)

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally decline as closed order volumes decrease. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions are affected by whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Most of the revenues for the First Advantage segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity.

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

Corporate expenses totaled $47.7 million and $102.4 million for the three and six months ended June 30, 2007, respectively, increases of $19.2 million and $34.8 million when compared with the same periods of the prior year. These increases were primarily due to a $15.0 million impairment charge recorded in current quarter related to the valuation of an unconsolidated affiliate, as well as increased employee retirement costs and increased costs at the Company’s technology development division. Contributing to the increase for the six-month period were $12.6 million in charges recorded in the first quarter of 2007 incurred in connection with the write-off of certain assets.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 52.5% for the six months ended June 30, 2007, and 44.2% for the same period of the prior year. The increase in the effective rate was primarily attributable to the impact of the title claims provision recorded in the second quarter of 2007 on the state effective income tax rate, changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized in the quarter relating to FIN 48.

MINORITY INTERESTS

Minority interest expense was $25.8 million and $63.0 million for the three and six months ended June 30, 2007, respectively, increases of $2.6 million and $21.1 million when compared with the same periods of the prior year. The increase for the six-month period included the minority interest portion of the $77.1 million realized gain recognized by the Company’s joint venture with Experian. This gain resulted from the combination of the Company’s RES division with CoreLogic Systems, Inc.

NET INCOME (LOSS)

Net loss for the three months ended June 30, 2007 was $66.0 million, or $0.68 per diluted share and net income for the six months ended June 30, 2007 was $17.8 million, or $0.18 per diluted share. Net income for the three and six months ended June 30, 2006 was $25.5 million, or $0.26 per diluted share, and $93.3 million, or $0.94 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $339.9 million for the six months ended June 30, 2007, and decreased $274.5 million for the six months ended June 30, 2006. The decrease for the current year period was due primarily to the repurchase of Company shares, net purchases of debt securities, cash paid for acquisitions, capital expenditures and the net change in demand deposits, offset in part by cash provided by operating activities. The decrease for the prior year period was due primarily to cash paid for acquisitions, purchases of debt and equity securities and capital expenditures, offset in part by cash provided by operating activities.

Notes and contracts payable as a percentage of total capitalization were 20.9% at June 30, 2007, and 20.3% at December 31, 2006. This increase was primarily due to an increase in notes payable, which primarily reflected a $100.0 million secured bank financing of FARES LLC, the Company’s joint venture with Experian, used to finance the cash consideration of the Corelogic Systems, Inc. combination, offset in part by an increase in the capital base due primarily to net income for the period.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and June 30, 2007, the Company had repurchased and retired approximately 6.1 million of its Common shares for a total purchase price of $247.3 million.

Subsequent to June 30, 2007, the Company drew down $50.0 million on its $500.0 million credit agreement.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

In light of the notification by the Securities and Exchange Commission that it has concluded its investigation into the Company’s historical stock option granting practices and that it does not intend to recommend any enforcement action, the Company is deleting the thirteenth risk factor set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully consider the risk factors set forth in Part I, Item 1A of our Annual Report (as updated hereby), the other information contained in our Annual Report (as such information may be updated or modified herein) and the other information contained in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. We face risks other than those listed in our Annual Report (as updated hereby), including those that are unknown to us and others of which we may be aware but, at present, consider immaterial. Because of the factors set forth in Part I, Item 1A of our Annual Report, as updated hereby, as well as other variables affecting our financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. On June 26, 2006, the Company announced a further amendment to the plan, increasing the amount of shares available for repurchase under the plan by an additional $300 million. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $500 million of the Company’s issued and outstanding Common shares. As of June 30, 2007, the Company repurchased $247.3 million (including commissions) of its shares and has the authority to repurchase an additional $252.7 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1 to April 30, 2007	284,200	$51.55	284,200	$310,706,592
May 1 to May 31, 2007	489,000	$50.22	489,000	$286,150,298
June 1 to June 30, 2007	661,900	$50.59	661,900	$252,664,311

Total	1,435,100	$50.65	1,435,100	$252,664,311

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on May 24, 2007. The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting at the annual meeting with respect to each nominee. All nominees were elected.

Name of Nominee	Votes For	Votes Withheld
George L. Argyros	73,334,224	8,400,175
Gary J. Beban	78,832,266	2,902,133
J. David Chatham	78,322,447	3,411,952
William G. Davis	78,351,044	3,383,355
James L. Doti	78,846,650	2,887,749
Lewis W. Douglas, Jr.	78,203,468	3,530,931
D. P. Kennedy	80,710,843	1,023,556
Parker S. Kennedy	80,555,893	1,178,505
Frank O’Bryan	80,713,568	1,020,830
Roslyn B. Payne	80,703,436	1,030,963
D. Van Skilling	81,048,908	685,491
Herbert B. Tasker	81,261,380	473,019
Virginia Ueberroth	72,924,955	8,809,444
Mary Lee Widener	80,724,188	1,010,211

At the meeting, the shareholders of the Company also voted to ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent audit firm for 2007, with 80,415,642 votes for, 1,059,276 votes against and 259,481 votes abstaining.

Item 5.	Other Information.

On August 1, 2007, the Board of Directors amended the Company’s bylaws to eliminate the requirement that the Company have a president and made certain other related changes. The bylaws, as amended, are attached hereto as Exhibit (3)(a).

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Frank V. McMahon
Frank V. McMahon
Vice Chairman and Chief Financial Officer

Date: August 2, 2007

EXHIBIT INDEX

Exhibit No.	Description
(3)(a)	Bylaws of The First American Corporation, as amended.

(10)(a)	Letter agreement, dated June 25, 2007, regarding the retirement of Craig I. DeRoy.

(10)(b)	Amendment No. 2, dated as of July 11, 2007, to Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.