Form 10-Q
period 2007-09-30
FIRST AMERICAN CORP
filed 2007-11-01
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On October 25, 2007, there were 91,661,719 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 1, 3 and 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THOSE RELATING TO: PENSION PLAN CONTRIBUTIONS; THE EFFECT OF CLASS ACTIONS, OTHER LITIGATION, INVESTIGATIONS AND REGULATORY MATTERS; DIFFERENCES BETWEEN THE COMPANY’S IBNR BALANCE AND ITS INDEPENDENT ACTUARY’S SINGLE POINT ESTIMATE OF LIKELY LOSS EXPOSURE; ANTICIPATED RESULTS OF FIN 48 IMPLEMENTATION; ANTICIPATED SAVINGS FROM STAFF REDUCTIONS AND THE CONSOLIDATION OF OFFICES; CONVERSION INTO COMMON STOCK OF A PREFERRED STOCK INVESTMENT; THE IMPACT OF SOUTHERN CALIFORNIA WILDFIRES; AND CASH REQUIREMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE AND OTHER FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” AND OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; SYSTEMS INTERRUPTIONS AND INTRUSIONS; THE COMPANY’S INABILITY TO REALIZE THE BENEFITS OF ITS OFFSHORE STRATEGY; PRODUCT MIGRATION; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AS UPDATED IN PART II, ITEM 1A, OF THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007 AND IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q, IN EACH CASE AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,085,932	$1,404,884

Accounts and accrued income receivable, net	678,344	557,957

Income tax receivable	44,651	—
Investments:
Deposits with savings and loan associations and banks	163,199	111,875
Debt securities	1,359,453	1,185,915
Equity securities	56,786	53,988
Other long-term investments	596,596	578,738

	2,176,034	1,930,516

Loans receivable, net	117,350	101,641

Property and equipment, net	778,493	741,691

Title plants and other indexes	630,816	585,794

Deferred income taxes	152,060	43,890

Goodwill	2,493,266	2,307,384

Other intangible assets, net	355,592	275,992

Other assets	273,096	274,536

	$8,785,634	$8,224,285

Liabilities and Stockholders’ Equity
Demand deposits	$730,645	$806,326
Accounts payable and accrued liabilities	1,219,615	1,045,146
Deferred revenue	751,574	753,466
Reserve for known and incurred but not reported claims	1,284,011	936,989
Income taxes payable	—	20,265
Notes and contracts payable	1,052,494	847,991
Deferrable interest subordinated notes	100,000	100,000

	5,138,339	4,510,183

Minority interests in consolidated subsidiaries	663,543	512,049

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—92,114 and 96,484 shares	92,114	96,484
Additional paid-in capital	756,633	983,421
Retained earnings	2,291,036	2,297,432
Accumulated other comprehensive loss	(156,031)	(175,284)

	2,983,752	3,202,053

	$8,785,634	$8,224,285

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Operating revenues	$1,981,938	$2,106,322	$6,049,039	$6,158,708
Investment and other income	72,017	68,872	234,163	178,975
Gain on stock issued by a subsidiary	123	478	9,426	8,914
Net realized investment (losses) gains	(2,885)	(58)	39,516	(11)

	2,051,193	2,175,614	6,332,144	6,346,586

Expenses
Salaries and other personnel costs	651,099	646,033	1,974,103	1,926,613
Premiums retained by agents	546,994	617,385	1,627,762	1,800,390
Other operating expenses	514,643	506,745	1,565,491	1,442,686
Provision for policy losses and other claims	137,225	131,257	664,351	527,361
Depreciation and amortization	54,979	51,856	179,593	150,514
Premium taxes	16,110	17,584	51,506	52,550
Interest	22,132	17,862	60,869	50,531

	1,943,182	1,988,722	6,123,675	5,950,645

Income before income taxes and minority interests	108,011	186,892	208,469	395,941
Income taxes	41,443	72,900	61,117	146,800

Income before minority interests	66,568	113,992	147,352	249,141
Minority interests	19,979	23,563	82,972	65,436

Net income	46,589	90,429	64,380	183,705

Other comprehensive income, net of tax
Net unrealized gain on securities	14,036	7,798	15,956	1,028
Minimum pension liability adjustment	(1,107)	—	3,297	—

	12,929	7,798	19,253	1,028

Comprehensive income	$59,518	$98,227	$83,633	$184,733

Net income per share (Note 5):
Basic	$0.50	$0.94	$0.67	$1.91

Diluted	$0.49	$0.92	$0.66	$1.86

Cash dividends per share	$0.22	$0.18	$0.66	$0.54

Weighted average number of shares (Note 5):
Basic	93,746	96,054	95,624	96,159

Diluted	95,064	98,482	97,407	98,878

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$64,380	$183,705
Adjustments to reconcile net income to cash provided by operating activities
Provision for policy losses and other claims	664,351	527,361
Depreciation and amortization	179,593	150,514
Minority interests in net income	82,972	65,436
Net realized investment gains	(48,942)	(8,903)
Stock-based compensation expense	22,278	21,027
Other, net	(35,298)	(30,864)
Changes in assets and liabilities excluding effects of company acquisitions
Claims paid, net of recoveries	(324,103)	(268,932)
Net change in income tax accounts	(182,787)	(41,006)
Increase in accounts and accrued income receivable	(107,944)	(62,701)
Increase (decrease) in accounts payable and accrued liabilities	155,155	(81,446)
Decrease in deferred revenue	(3,229)	(8,263)
Other, net	(8,916)	(26,320)

Cash provided by operating activities	457,510	419,608

Cash flows from investing activities:
Net cash effect of company acquisitions	(217,045)	(216,439)
Net increase in deposits with banks	(51,324)	(37,242)
Net increase in loans receivable	(15,709)	(6,440)
Purchases of debt and equity securities	(511,503)	(218,552)
Proceeds from sales of debt and equity securities	132,529	78,228
Proceeds from maturities of debt securities	211,761	146,358
Net decrease (increase) in other investments	69,645	(44,447)
Capital expenditures	(170,391)	(159,112)
Purchases of capitalized data	(18,778)	(17,862)
Proceeds from sale of property and equipment	23,786	3,460

Cash used for investing activities	(547,029)	(472,048)

Cash flows from financing activities:
Net change in demand deposits	(75,681)	28,218
Proceeds from issuance of debt	425,528	85,634
Repayment of debt	(246,469)	(123,160)
Repurchase of company stock	(288,923)	(46,518)
Proceeds from exercise of stock options	39,763	5,779
Proceeds from the issuance of stock to employee benefit plans	6,808	5,684
Excess tax benefits from stock-based compensation	7,011	—
Contributions from minority shareholders	15,637	—
Distributions to minority shareholders	(53,382)	(39,951)
Cash dividends	(59,725)	(51,813)

Cash used for financing activities	(229,433)	(136,127)

Net decrease in cash and cash equivalents	(318,952)	(188,567)
Cash and cash equivalents—Beginning of year	1,404,884	1,561,144

—End of the period	$1,085,932	$1,372,577

Supplemental information:
Cash paid during the period for:
Interest	$52,825	$52,161
Premium taxes	$54,165	$53,263
Income taxes	$137,516	$183,678
Noncash investing and financing activities:
Shares issued in repayment of convertible debt	$—	$279
Liabilities incurred in connection with company acquisitions	$137,303	$112,438
Company acquisitions in exchange for common stock	$646	$31,857
Exchange of net assets for interest in unconsolidated affiliate	$39,193	$—

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2006	96,484	$96,484	$983,421	$2,297,432	$(175,284)	$3,202,053
Net income for nine months ended September 30, 2007				64,380		64,380
Dividends on common shares				(62,670)		(62,670)
Purchase of Company shares	(6,181)	(6,181)	(282,742)			(288,923)
Shares issued in connection with option, benefit and savings plans	1,792	1,792	44,779			46,571
Share-based compensation			10,548			10,548
Shares issued in connection with acquisitions	19	19	627			646
Adjustment to adopt FIN 48				(8,106)		(8,106)
Other comprehensive income					19,253	19,253

Balance at September 30, 2007	92,114	$92,114	$756,633	$2,291,036	$(156,031)	$2,983,752

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

Note 2 – Escrow and Trust Deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits, which include amounts held by the Company’s exchange business, totaled $5.8 billion and $8.7 billion at September 30, 2007, and December 31, 2006, respectively, of which $666.9 million and $755.4 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift companies are included in the accompanying condensed consolidated balance sheets, with $666.9 million included in debt securities at September 30, 2007 and $143.5 million included in cash and cash equivalents and $611.9 million included in debt securities at December 31, 2006, with offsetting liabilities included in demand deposits. The remaining escrow deposits are held at third party financial institutions.

Trust deposits represent third party investment funds held by the Company’s trust subsidiary and totaled $3.6 billion and $3.3 billion at September 30, 2007 and December 31, 2006, respectively. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 3 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2007, is as follows:

(in thousands)	Balance as of December 31, 2006	Acquired During the Period	Dispositions	Write-downs	Post Acquisition Adjustments	Balance as of September 30, 2007
Financial Services:
Title Insurance	$733,762	$19,906	$—	$—	$3,842	$757,510
Specialty Insurance	19,794	15,342	—	—	—	35,136
Information Technology:
Mortgage Information	597,557	—	—	(6,925)	—	590,632
Property Information	289,957	142,929	(28,260)	—	(3,664)	400,962
First Advantage	666,314	14,276	—	—	28,436	709,026

	$2,307,384	$192,453	$(28,260)	$(6,925)	$28,614	$2,493,266

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

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests. The Company terminated the majority of its mortgage fulfillment operations and recognized an impairment of goodwill for $6.9 million during the nine months ended September 30, 2007.

Note 4 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Covenants not to compete	$66,624	$59,532
Customer lists	361,495	264,809
Trademarks and licenses	58,348	48,845

	486,467	373,186
Accumulated amortization	(130,875)	(97,194)

	$355,592	$275,992

Amortization expense for other finite-lived intangible assets, with definite lives ranging from two to twenty years, was $38.5 million and $29.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2007	$14,457
2008	$48,196
2009	$46,132
2010	$43,400
2011	$38,698
2012	$35,055

Note 5 – Earnings Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net Income—numerator for basic net income per share	$46,589	$90,429	$64,380	$183,705
Effect of dilutive securities
Convertible debt—interest expense (net of tax)	19	190	68	586
Subsidiary potential dilutive shares	(38)	(13)	(199)	(489)

Net Income—numerator for dilutive net income per share	$46,570	$90,606	$64,249	$183,802

Denominator:
Weighted average shares-denominator for basic net income per share	93,746	96,054	95,624	96,159
Effect of dilutive securities:
Employee stock options and restricted common shares	1,254	1,853	1,705	2,125
Convertible debt	64	575	78	594

Denominator for diluted net income per share	95,064	98,482	97,407	98,878

Basic net income per share	$0.50	$0.94	$0.67	$1.91

Diluted net income per share	$0.49	$0.92	$0.66	$1.86

For the three and nine months ended September 30, 2007, 0.8 million and 0.4 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2006, 1.0 million and 0.9 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 6 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Expense:
Service Cost	$2,721	$2,454	$8,418	$7,364
Interest Cost	8,635	7,380	25,254	22,146
Expected return on plan assets	(5,669)	(4,571)	(16,819)	(13,712)
Amortization of prior service (benefit) cost	(1)	6	19	19
Amortization of net loss	4,907	4,019	13,802	12,060

	$10,593	$9,288	$30,674	$27,877

The Company has contributed $19.5 million in cash to the plans for the nine months ended September 30, 2007, and expects to contribute an additional $8.9 million in cash during the remainder of 2007. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

The Company contributed $35.9 million and $66.3 million to the Company’s First American 401(k) plan during the first nine months of 2007 and 2006, respectively.

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

The following table illustrates the share-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Stock options	$1,724	$3,029	$5,692	$11,409
Restricted stock units	706	65	3,616	131
Employee stock purchase plan	326	120	1,200	1,003

	$2,756	$3,214	$10,508	$12,543

In addition to the share-based compensation above, the Company’s condensed consolidated financial statements include share-based compensation related to the Company’s publicly-traded subsidiary, First Advantage Corporation, of $2.0 million and $10.9 million for the three and nine months ended as of September 30, 2007, respectively, and $2.5 million and $8.5 million for the three and nine months ended as of September 30, 2006. In addition to the share-based compensation above, the Company’s condensed consolidated financial statements include share-based compensation related to the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $0.8 million for both the three and nine months ended as of September 30, 2007.

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2006 (as repriced)	6,190	$28.84
Exercised during 2007	(1,619)	24.52
Forfeited during 2007	(166)	32.82

Balance at September 30, 2007	4,405	$30.28	5.6	$37,108

Vested and expected to vest at September 30, 2007	4,344	$30.18	5.6	$36,931

Exercisable at September 30, 2007	2,653	$25.46	4.5	$32,051

In the first quarter of 2007, the Company repriced 2.1 million stock options that were unvested as of January 1, 2005 and unexercised as of December 31, 2006, that were determined to have an intrinsic value on the date of the grant. All exercise prices of the affected stock options were increased to the market value on the corrected grant date to eliminate the intrinsic value. As a result, the weighted-average exercise price changed from $27.82 to $28.84 for options outstanding as of December 31, 2006.

Restricted stock unit activity for the nine months ended September 30, 2007, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Nonvested restricted stock units outstanding at December 31, 2006	42	$39.15
Granted during 2007	428	48.95
Vested during 2007	(13)	42.51
Forfeited during 2007	(6)	50.72

Nonvested restricted stock units outstanding at September 30, 2007	451	$48.21

Note 8 – Business Combinations

On February 2, 2007, the Company combined its First American Real Estate Solutions (RES) division with CoreLogic Systems, Inc. (CoreLogic), a leading provider of mortgage risk assessment and fraud prevention solutions. The new combined company, which is included in the Company’s property information segment, is majority owned by the Company through its FARES LLC joint venture with Experian. CoreLogic’s shareholders received cash consideration of $100 million and approximately 18% of the economic interests of the combined company through the ownership of Class A Shares of the new combined entity. To finance the cash consideration, FARES LLC secured bank financing of $100 million. The Company recognized a gain of $77.1 million before income tax and minority interest to reflect the difference between the market value (as determined by an independent valuation firm) and the book value multiplied by the percentage of RES that the Company relinquished in this transaction. The aggregate purchase price for the CoreLogic transaction was $296.4 million including the above referenced gain. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of this acquisition, the Company recorded approximately $142.9 million of goodwill and $93.0 million of intangible assets with finite lives.

During the nine months ended September 30, 2007, the Company completed ten other acquisitions. These acquisitions were not material, individually or in the aggregate. Of these ten acquisitions, nine have been included in the Company’s title insurance segment and one in the Company’s First Advantage segment.

The aggregate purchase price for the acquisitions included in the Company’s title insurance segment was $3.5 million in cash and $18.7 million in notes payable. The acquisition included in the Company’s First Advantage segment was completed by the Company’s publicly-traded subsidiary, First Advantage Corporation. The aggregate purchase price for this acquisition was $3.9 million in cash and $0.6 million in notes payable. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the other ten acquisitions, the Company recorded approximately $30.9 million of goodwill and $7.4 million of intangible assets with finite lives.

In addition to the acquisitions discussed above, during the nine months ended September 30, 2007, the Company purchased the remaining minority interests in four companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $61.6 million in cash. As a result of the four transactions, the Company recorded approximately $18.5 million of goodwill, $16.8 million of intangible assets with finite lives and $1.2 million of intangible assets with indefinite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, September 30, 2007.

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

For the three months ended September 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,454,900	$47,070	$20,430	$14,282
Specialty Insurance	82,407	10,067	692	2,476

	1,537,307	57,137	21,122	16,758

Information Technology:
Mortgage Information	134,303	28,504	4,980	3,225
Property Information	184,912	34,050	13,610	17,262
First Advantage	220,387	32,795	10,861	8,295

	539,602	95,349	29,451	28,782

	2,076,909	152,486	50,573	45,540
Corporate	(184)	(44,475)	4,406	2,419
Eliminations	(25,532)	—	—	—

	$2,051,193	$108,011	$54,979	$47,959

For the three months ended September 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,602,894	$118,950	$20,675	$29,987
Specialty Insurance	83,111	14,476	453	1,322

	1,686,005	133,426	21,128	31,309

Information Technology:
Mortgage Information	130,505	27,198	5,066	5,469
Property Information	162,431	40,186	10,420	19,980
First Advantage	212,914	31,535	9,640	7,399

	505,850	98,919	25,126	32,848

	2,191,855	232,345	46,254	64,157
Corporate	1,008	(45,453)	5,602	3,892
Eliminations	(17,249)	—	—	—

	$2,175,614	$186,892	$51,856	$68,049

For the nine months ended September 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$4,446,168	$(48,691)	$67,239	$57,671
Specialty Insurance	245,275	35,555	1,581	5,156

	4,691,443	(13,136)	68,820	62,827

Information Technology:
Mortgage Information	398,121	85,949	14,426	7,300
Property Information	680,457	197,674	43,887	62,744
First Advantage	659,484	84,861	32,040	28,873

	1,738,062	368,484	90,353	98,917

	6,429,505	355,348	159,173	161,744
Corporate	(11,162)	(146,879)	20,420	8,647
Eliminations	(86,199)	—	—	—

	$6,332,144	$208,469	$179,593	$170,391

For the nine months ended September 30, 2006:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$4,668,719	$182,996	$57,304	$61,940
Specialty Insurance	243,426	41,322	1,462	4,810

	4,912,145	224,318	58,766	66,750

Information Technology:
Mortgage Information	406,879	88,305	16,521	10,808
Property Information	452,593	109,901	29,368	46,316
First Advantage	613,350	86,483	28,323	20,744

	1,472,822	284,689	74,212	77,868

	6,384,967	509,007	132,978	144,618
Corporate	8,411	(113,066)	17,536	14,494
Eliminations	(46,792)	—	—	—

	$6,346,586	$395,941	$150,514	$159,112

Note 10 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various class action lawsuits related to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each case based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5), the Company maintained a reserve for these lawsuits totaling $19.1 million at September 30, 2007. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On June 15, 2006, a jury in the case of Security Title v. Linda Lorene Pope, et al. awarded damages in the amount of $41.3 million against a subsidiary of the Company. This matter involved a breach of fiduciary duty claim against Ms. Pope and an aiding and abetting claim against the Company’s subsidiary. The judgment comprised a compensatory award of $6.3 million and a punitive damage award of $35.0 million. In connection with this matter, the Company recorded a reserve of $25.0 million in the second quarter of 2006, representing what was then the Company’s estimate of its most likely loss in connection with the case. The Company arrived at this estimate after consultations with counsel who, based on various factors, including existing law on acceptable ratios of punitive to compensatory damages, advised the Company that a reduction in the punitive damage award was likely to occur. On February 14, 2007, the trial court set aside the $35.0 million punitive damage award against the Company. As a result, the Company reversed $18.0 million of the aforementioned $25.0 million accrual, and reflected this reversal in its financial statements as of December 31, 2006. The remaining $7.0 million reserve continues to represent the Company’s best estimate of its loss based on its assessment of the likely outcome of this matter.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure for each matter based on facts known to the Company. As of September 30, 2007, the Company’s estimate of its range of exposure with respect to these matters was $6.4 million to $7.4 million in the aggregate. In accordance with FAS 5, the Company maintained a reserve for these matters totaling $7.4 million at September 30, 2007. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 11 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported title claims and non-title claims, follows:

(in thousands except percentages)	As of September 30, 2007		As of December 31, 2006
Known claims	$172,610	13.4%	$133,419	14.2%
IBNR	1,034,475	80.6%	727,840	77.7%

Total title claims	1,207,085	94.0%	861,259	91.9%
Non-title claims	76,926	6.0%	75,730	8.1%

Total loss reserves	$1,284,011	100.0%	$936,989	100.0%

The increase in the total loss reserves reflects a change in estimate recorded in the second quarter of 2007 for expected ultimate losses primarily from policy years 2004 through 2006. The change in estimate resulted primarily from higher than expected claims experienced for those policy years during the first half of 2007. These increases were substantially driven by the adverse market conditions that developed during 2007 in the real estate market, including a significant increase in defaults, foreclosures and mortgage fraud.

In determining the best estimate of the appropriate IBNR reserve, management considered the single point estimate of the projected December 31, 2007 IBNR in the mid-year independent actuarial report, as well as management’s expectations of claims to be paid and provision for title losses for the balance of 2007. It is management’s expectation that the difference between the independent actuary’s single point estimate of likely loss exposure as of December 31, 2007 and the Company’s IBNR balance at December 31, 2007, will be less than 5 percent.

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

As of September 30, 2007, the liability for income taxes associated with uncertain tax positions was $96.0 million. This liability could be reduced by $69.8 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $26.2 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. At adoption, the Company had accrued $3.6 million of interest (net of tax benefit) related to uncertain tax positions and as of September 30, 2007, the Company had accrued $7.1 million of interest (net of tax benefit) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2003.

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

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 48.7% for the nine months ended September 30, 2007, and 44.4% for the same period of the prior year. The increase in the effective rate was primarily attributable to the impact of the title claims provision recorded in the second quarter of 2007 on the state effective income tax rate, changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized in the quarter relating to FIN 48.

Note 13 – Stockholders’ Equity

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and September 30, 2007, the Company repurchased and retired approximately 10.1 million of its Common shares for a total purchase price of $422.6 million.

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

Note 15 – Subsequent Events

The Company has a $75 million investment in non-voting convertible preferred stock of a diversified provider of real estate settlement and related services that was subject to redemption on September 30, 2007, but was not redeemed as of that date. Based on the terms of the security, the convertible preferred stock is expected to be converted into common stock of that entity in the fourth quarter of 2007 based upon its appraised value, as determined by three independent appraisal firms.

In October 2007, parts of Southern California were impacted by wildfires that damaged a significant number of properties in the region. The Company’s specialty insurance segment has homeowners’ policies that cover homes in the affected areas of Southern California. The Company does not have complete knowledge of the number of claims that will be filed related to the wildfires; however the best current estimate is that the total loss before reinsurance is unlikely to exceed $20 million. Under the terms of reinsurance agreements in effect, the Company would be obligated to pay $7.2 million of these claims and the reinsurance carriers will be responsible for $12.8 million. Going forward, the insurance company will have an additional $95 million reinsurance policy in excess of a $5 million retention in place for future losses.

In October 2007, First Advantage Corporation (First Advantage), the Company’s publicly-traded subsidiary, sold approximately 2.85 million shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale will result in a gain to the Company, after minority interests but before income taxes, of approximately $74.3 million. First Advantage will discontinue using the equity method of accounting for its remaining investment in DealerTrack, which will be accounted for on the cost method. After the sale, First Advantage will continue to own approximately 2.6 million shares of DealerTrack common stock, approximately 6% of the outstanding shares. The transaction will be recorded in the fourth quarter 2007.

In October 2007, First Advantage completed the sale of its US SEARCH business for $26.5 million in cash resulting in a gain to the Company of $16.0 million after minority interests but before income taxes. The transaction will be recorded in the fourth quarter 2007.

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

OVERVIEW

This Management’s Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of acquisitions and other non-recurring items, that are not presented in accordance with generally accepted accounting principles (GAAP). The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of the Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods and relative to the Company’s competitors. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

Operations

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 21.1% in the third quarter of 2007 when compared with the same period of the prior year according to the Mortgage Bankers Association’s (MBA) October 17, 2007, Long-term Mortgage Finance Forecast. According to the MBA forecast, purchase originations decreased 16.5% and refinance originations decreased 26.2% in the third quarter of 2007 relative to the third quarter of 2006. This overall decrease in mortgage originations primarily impacted the Company’s Financial Services group, which experienced a 8.8% decline in operating revenues in the third quarter of 2007 relative to the third quarter of 2006, and resulted in a decrease in the Company’s total operating revenues. The impact of the drop in mortgage originations was in part offset by a continued strong commercial real estate market and increased international activity. The decrease in operating revenues of the Financial Services group was offset in part by growth in operating revenues in the Information Technology group, which experienced a 5.4% increase in the third quarter relative to the third quarter of 2006. The growth in operating revenues in the Information Technology group was driven in part by acquisition activity at the property information segment, growth in default revenues at the mortgage information segment and organic growth at the First Advantage segment.

Operating revenues for the three and nine months ended September 30, 2007 were $1.98 billion and $6.05 billion, respectively. Operating revenues for the three and nine months ended September 30, 2006 were $2.11 billion and $6.16 billion, respectively. Net income for the three and nine months ended September 30, 2007 was $46.6 million, or $0.49 per diluted share, and $64.4 million, or $0.66 per diluted share, respectively. Net income for the three and nine months ended September 30, 2006 was $90.4 million, or $0.92 per diluted share, and $183.7 million, or $1.86 per diluted share, respectively.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

(in thousands except percentages)	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Financial Services:
Title Insurance:
Direct operations	$720,661	$768,919	(6.3)	$2,246,450	$2,273,304	(1.2)
Agency operations	685,191	778,914	(12.0)	2,030,613	2,253,786	(9.9)

	1,405,852	1,547,833	(9.2)	4,277,063	4,527,090	(5.5)
Specialty Insurance	77,338	78,521	(1.5)	230,298	230,275	—

	1,483,190	1,626,354	(8.8)	4,507,361	4,757,365	(5.3)

Information Technology:
Mortgage Information	130,070	128,827	1.0	390,764	402,003	(2.8)
Property Information	175,376	157,017	11.7	582,652	436,568	33.5
First Advantage	218,834	211,373	3.5	654,461	609,564	7.4

	524,280	497,217	5.4	1,627,877	1,448,135	12.4

Eliminations	(25,532)	(17,249)	48.0	(86,199)	(46,792)	84.2

Total	$1,981,938	$2,106,322	(5.9)	$6,049,039	$6,158,708	(1.8)

Financial Services. Operating revenues from direct title operations decreased 6.3% and 1.2% for the three and nine months ended September 30, 2007, respectively, when compared with the same periods of the prior year. These decreases were primarily due to decreases in the number of title orders closed by the Company’s direct operations offset in part by increases in the average revenue per order closed which improved due to the continued strong commercial real estate market and increased international activity. The average revenues per order closed were $1,737 and $1,656 for the three and nine months ended September 30, 2007, and $1,625 and $1,643 for the respective periods of the prior year. The Company’s direct operations closed 415,000 and 1,356,800 title orders during the current three and nine month periods, respectively, compared with 473,300 and 1,384,000 for the same periods of the prior year. Operating revenues from agency operations decreased 12.0% and 9.9% for the three and nine months ended September 30, 2007, respectively, when compared with the same periods of the prior year. These decreases reflect the decline in mortgage originations as well as the timing of the reporting of agency remittances.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $12.7 million and $65.2 million for the three and nine months ended September 30, 2007, respectively.

Information Technology. Mortgage information operating revenues increased 1.0% for the current three-month period and decreased 2.8% for the current nine-month period when compared with the same periods of the prior year. The increase for the current three-month period was primarily due to the growth in default-related revenues, offset in part by the effects of the decline in flood-related revenues and increases in estimated servicing life of the tax service portfolio due to a slowdown in prepayment speeds. The slowdown in prepayment speeds resulted in the deferral of a larger portion of tax service fees the Company receives related to the portfolio of contracts the Company manages.

Operating revenues for the property information segment increased 11.7% and 33.5%, for the three and nine months ended September 30, 2007, respectively, when compared with the same periods of the prior year. These increases were primarily due to operating revenues contributed by new acquisitions for the respective periods, as well as organic growth, offset in part by the effects of the slowdown in mortgage originations as well as a tightening of the credit markets which led to a decrease in mortgage securitization activity and therefore the demand for some of the information-based product offerings. Operating revenues contributed by new acquisitions for the property information segment were $16.8 million and $49.2 million for the three and nine months ended September 30, 2007, respectively.

First Advantage operating revenues increased 3.5% and 7.4% for the three and nine months ended September 30, 2007, respectively, when compared with the same periods of the prior year. These increases were primarily due to organic growth as well as $1.0 million and $17.4 million of operating revenues contributed by new acquisitions for the respective periods.

INVESTMENT AND OTHER INCOME

The components of investment and other income are as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$18,373	$19,034	$70,431	$40,882
Debt securities	21,408	13,821	50,326	38,223
Other long-term investments	12,914	10,404	40,073	32,244
Loans receivable	2,222	1,883	6,356	5,421
Dividends on marketable equity securities	2,409	1,733	5,651	3,677
Equity in earnings of unconsolidated affiliates	10,683	11,613	35,298	30,864
Trust and banking activities	2,874	3,537	9,172	12,317
Other	1,134	6,847	16,856	15,347

	$72,017	$68,872	$234,163	$178,975

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $0.1 million and $9.4 million for the three and nine months ended September 30, 2007, respectively, compared with $0.5 million and $8.9 million for the three and nine months ended September 30, 2006, respectively. These amounts represent realized gains associated with the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation.

NET REALIZED INVESTMENT GAINS (LOSSES)

The Company had net realized investment losses of $2.9 million for the current three-month period and net realized investment gains of $39.5 million for the current nine-month period. Net realized investment losses totaled $0.06 million and $0.01 million for the three and nine months ended September 30, 2006, respectively. The current nine-month period included $20.2 million of corporate investment losses, which primarily reflected a $15.8 million impairment loss related to the valuation of an unconsolidated affiliate, and an impairment loss of $13.0 million at the title insurance segment which included a $5.2 million impairment loss related to the valuation of an unconsolidated affiliate. Also included in the current nine-month period was a $77.1 million realized gain included in the property information segment resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc., as well as a $4.9 million write-down of two investments in unconsolidated affiliates at the property information segment.

TOTAL OPERATING EXPENSES

Financial Services. Salaries and other personnel costs for the Financial Services group, which primarily consists of the title insurance segment, were $440.0 million and $1.36 billion for the three and nine months ended September 30, 2007, respectively, decreases of $23.0 million, or 5.0%, and $26.5 million, or 1.9% when compared with the respective periods of the prior year. Excluding new acquisitions, salaries and other personnel costs decreased $31.9 million, or 6.9%, and $60.3 million, or 4.4%, when compared with the respective periods of the prior year. Included in salaries and other personnel costs for the three and nine months ended September 30, 2007, were $6.7 million and $10.4 million of employee separation costs related to the Company’s reduction of its staffing levels and consolidation of 139 title branches. The decreases in salaries and other personnel expenses primarily reflect a reduction in base salary expense as well as bonus expense resulting from personnel reductions and lower levels of profits. In the third quarter of 2007 title insurance staff reductions totaled 2,014. This reduction in staff is anticipated to result in an annual cost savings of approximately $108.9 million. The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. As a percentage of operating revenues, salaries and other personnel costs were 29.7% and 30.2% for the three and nine months ended September 30, 2007, respectively, up from 28.5% and 29.1% for the same periods of the prior year.

Agents retained $547.0 million and $1.63 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2007, respectively, which compares with $617.4 million and $1.80 billion for the same periods of the prior year. The percentage of title premiums retained by agents was 79.8% and 80.2% for the three and nine months ended September 30, 2007, up from 79.3% and 79.9% for the same periods of the prior year. These increases reflect regional variances (i.e., the agency share varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the Financial Services group, which primarily reflect the title insurance segment, were $314.0 million and $921.0 million for the three and nine months ended September 30, 2007, respectively, increases of $14.2 million, or 4.7%, and $62.2 million, or 7.2%, when compared with the same periods of the prior year. The increase for the current three-month period was primarily due to $8.0 million of title insurance litigation related charges, $6.1 million of costs incurred consolidating certain title branches, a $3.8 million decrease in vendor expense reimbursements and $3.0 million of other operating expenses associated with new acquisitions. Excluding these charges, other operating expenses decreased $6.7 million, or 2.2% when compared with the same quarter of the prior year. The decrease in vendor expense reimbursements reflects a change in the Company’s treasury management practices to include more investment programs and borrowing agreements and less vendor arrangement services; accordingly, the decrease in vendor expense reimbursements was more than offset by increased interest income. The increase for the current nine-month period was primarily due to $19.4 million of other operating expenses associated with new acquisitions, an $18.7 million decrease in vendor expense reimbursements, $9.8 million of costs incurred consolidating 139 title branches and $8.0 million of title insurance litigation related charges. Included in other operating expenses for the nine months ended September 30, 2006 were $34.3 million in regulatory/litigation charges. Excluding these items, other operating expenses for the title insurance segment increased $40.6 million, or 4.9% for the nine months ended September 30, 2007, when compared with the same periods of the prior year. The Company anticipates the consolidation of the 139 title branches will result in annualized cost savings of approximately $9.4 million. The Company continues to evaluate the efficiency of certain title branches and expects to close or consolidate additional title branches over the next two quarters. As a percentage of operating revenues, other operating expenses were 21.2% and 20.4% for the three and nine months ended September 30, 2007 and 18.4% and 18.1% for the same periods of the prior year.

The provision for policy losses and other claims primarily represents title insurance claims. The claims provision as a percentage of title insurance operating revenues was 12.4% for the current nine-month period and 8.8% for the same period of the prior year.

The increase in the claims provision reflects a change in estimate recorded in the second quarter of 2007 for expected ultimate losses primarily from policy years 2004 through 2006. The change in estimate resulted primarily from higher than expected claims experienced for those policy years during the first half of 2007. These increases were substantially driven by the adverse market conditions that developed during 2007 in the real estate market, including a significant increase in defaults, foreclosures and mortgage fraud.

In determining the best estimate of the appropriate IBNR reserve, management considered the single point estimate of the projected December 31, 2007 IBNR in the mid-year independent actuarial report, as well as management’s expectations of claims to be paid and provision for title losses for the balance of 2007. It is management’s expectation that the difference between the independent actuary’s single point estimate of likely loss exposure as of December 31, 2007 and the Company’s IBNR balance at December 31, 2007, will be less than 5 percent.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 53.6% for the current nine-month period and 50.3% for the same period of the prior year. This increase in loss ratio was primarily due to an increase in claims severity. The average cost per claim increased in the quarter in part due to an increase in the cost of replacing air conditioners with models that met new federal guidelines related to energy efficiency. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 51.6% for the current nine-month period and 50.3% for the same period of the prior year.

Premium taxes, which relate to the title insurance and specialty insurance segments, were $51.5 million and $52.6 million for the nine months ended September 30, 2007 and 2006, respectively. Premium taxes as a percentage of title insurance and specialty insurance operating revenues were 1.1% for both the current nine-month period and for the same period of the prior year.

Information Technology. Mortgage information personnel and other operating expenses were $98.2 million and $289.5 million for the three and nine months ended September 30, 2007, respectively, an increase of $2.9 million, or 3.0% and a decrease of $1.9 million, or 0.6%, when compared with the same periods of the prior year. The increase for the current quarter reflect increased costs at the default division necessary to service the increased business volume, offset in part by general expense reductions in response to the decrease in mortgage originations, decreases in headcount and continued offshoring initiatives. Included in mortgage information personnel and other operating expenses for the current nine-month period were $2.6 million of costs associated with new acquisitions. Staff reductions year-to-date in fiscal 2007 are anticipated to result in a $3.1 million annualized savings.

Property information personnel and other operating expenses were $135.0 million and $432.0 million for the three and nine months ended September 30, 2007, respectively, increases of $24.3 million, or 21.9%, and $121.5 million, or 39.1%, when compared with the same periods of the prior year. Included in salary and other operating expenses for the three months ended September 30, 2007 are $1.7 million of costs associated with employee terminations and other restructuring expenses. Excluding acquisition activity, property information personnel and other operating expenses increased $9.1 million, or 8.2% and $79.5 million, or 25.6% for the current three and nine-month periods when compared with the respective periods of the prior year. These increases were primarily due to increases in appraiser fees due primarily to the relative growth in appraisal volume. During the current quarter, there were headcount reductions in the property information segment that are anticipated to generate annual savings of $14.8 million.

First Advantage personnel and other operating expenses were $173.8 million and $533.3 million for the three and nine months ended September 30, 2007, increases of $5.5 million, or 3.3%, and $44.7 million, or 9.2%, from the three and nine months ended September 30, 2006, respectively. Excluding acquisition activity, First Advantage personnel and other operating expenses increased $4.4 million, or 2.6% for the current three-month period and $31.0 million, or 6.3% for the current nine-month period when compared with the same periods of the prior year. These increases were primarily due to increased cost of service fees, primarily associated with the growth in the data services and dealer divisions. Contributing to the increase for the nine-month period were $8.0 million in severance costs incurred in the first quarter of 2007 associated with the resignation of the chief executive officer of First Advantage and $1.7 million for costs incurred in connection with operational consolidations in the Employer Services segment.

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income (loss) before income taxes and minority interests for each of the Company’s segments (in thousands except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands except percentages)	2007	2006	% Change	2007	2006	% Change
Financial Services:
Title Insurance	$47,070	$118,950	(60.4)	$(48,691)	$182,996	(126.6)
Specialty Insurance	10,067	14,476	(30.5)	35,555	41,322	(14.0)

	57,137	133,426	(57.2)	(13,136)	224,318	(105.9)

Information Technology:
Mortgage Information	28,504	27,198	4.8	85,949	88,305	(2.7)
Property Information	34,050	40,186	(15.3)	197,674	109,901	79.9
First Advantage	32,795	31,535	4.0	84,861	86,483	(1.9)

	95,349	98,919	(3.6)	368,484	284,689	29.4

Total before corporate expenses	152,486	232,345	(34.4)	355,348	509,007	(30.2)
Corporate expenses	(44,475)	(45,453)	2.2	(146,879)	(113,066)	29.9

Total	$108,011	$186,892	(42.2)	$208,469	$395,941	(47.3)

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally decline as closed order volumes decrease. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions are affected by whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve or decline as revenues increase or decrease. Revenues for the mortgage information segment, in particular the flood certification business, are primarily dependent on the level of real estate activity. Other businesses within the mortgage information segment, in particular the default business, are counter-cyclical and are not dependent on the level of mortgage originations. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream. Most of the revenues for the First Advantage segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity.

Corporate expenses totaled $44.5 million and $146.9 million for the three and nine months ended September 30, 2007, respectively, a decrease of $1.0 million and an increase of $33.8 million when compared with the respective periods of the prior year. The decrease for the current three-month period reflected corporate cost reductions, offset in part by a $1.6 million increase in interest expense related to new borrowings under the Company’s credit agreement in the third quarter of 2007. Contributing to the increase for the nine-month period was a $15.8 million impairment charge related to the valuation of an unconsolidated affiliate, as well as $12.6 million in charges recorded in the first quarter of 2007 incurred in connection with the write-off of certain assets.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 48.7% for the nine months ended September 30, 2007, and 44.4% for the same period of the prior year. The increase in the effective rate was primarily attributable to the impact of the title claims provision recorded in the second quarter of 2007 on the state effective income tax rate, changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized in the quarter relating to FIN 48.

MINORITY INTERESTS

Minority interest expense was $20.0 million and $83.0 million for the three and nine months ended September 30, 2007, respectively, a decrease of $3.6 million and an increase of $17.5 million when compared with the same periods of the prior year. The increase for the nine-month period included the minority interest portion of the $77.1 million realized gain recognized by the Company’s joint venture with Experian. This gain resulted from the combination of the Company’s RES division with CoreLogic Systems, Inc.

NET INCOME

Net income for the three and nine months ended September 30, 2007, was $46.6 million, or $0.49 per diluted share, and $64.4 million, or $0.66 per diluted share, respectively. Net income for the three and nine months ended September 30, 2006, was $90.4 million, or $0.92 per diluted share, and $183.7 million, or $1.86 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $319.0 million for the nine months ended September 30, 2007, and decreased $188.6 million for the nine months ended September 30, 2006. The decrease for the current year period was due primarily to the repurchase of Company shares, net purchases of debt securities, cash paid for acquisitions, capital expenditures and the net change in demand deposits, offset in part by cash provided by operating activities. The decrease for the prior year period was due primarily to cash paid for acquisitions, purchases of debt and equity securities and capital expenditures, offset in part by cash provided by operating activities.

Notes and contracts payable as a percentage of total capitalization were 24.0% at September 30, 2007, and 20.3% at December 31, 2006. This increase was primarily due to an increase in notes payable, which reflected a borrowing of $200 million under the Company’s credit agreement and a $100.0 million secured bank financing of FARES LLC, the Company’s joint venture with Experian, used to finance the cash consideration of the Corelogic Systems, Inc. combination. In addition, the Company’s stockholders’ equity declined due to the repurchase of $288.9 million of the Company’s shares offset in part by proceeds from shares issued in connection with employee benefit plans.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and September 30, 2007, the Company had repurchased and retired approximately 10.1 million of its Common shares for a total purchase price of $422.6 million.

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

Although the Company is subject to foreign currency exchange rate risk as a result of its operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to the Company’s financial condition or results of operations, and therefore, such risk is immaterial.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors.

The Company has updated and restated in subparagraphs (a) and (b) below the fifth and eleventh risk factors, respectively, set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as updated in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, and as further updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

(a) The Company may not be able to realize the benefits of its offshore strategy

Over the last few years the Company has reduced its costs by utilizing lower cost labor in foreign countries such as India and the Philippines. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand natural disasters. These disruptions decrease efficiency or increase the Company’s costs in these countries. Weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. The Company may not be able to pass on the increased costs of higher priced United States-based labor to its customers.

(b) Certain provisions of the Company’s charter may make a takeover difficult even if such takeover could be beneficial to some of the Company’s shareholders

The Company’s restated articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Accordingly, the Company’s board is empowered, without further shareholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of the Company’s common shareholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although the Company has no present intention of issuing any additional shares or series of preferred stock, the Company cannot guarantee that it will not make such an issuance in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2007, the Company issued an aggregate of 19,585 Common shares as earn-out consideration to two former shareholders of an acquired entity. In issuing the shares the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based on the limited number and sophisticated nature of the recipients.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. On June 26, 2006, the Company announced a further amendment to the plan, increasing the amount of shares available for repurchase under the plan by an additional $300 million. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $500 million of the Company’s issued and outstanding Common shares. As of September 30, 2007, the Company repurchased $422.6 million (including commissions) of its shares and had the authority to repurchase an additional $77.4 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1 to July 31, 2007	1,230,900	$49.17	1,230,900	$192,141,108
August 1 to August 31, 2007	1,745,600	$44.56	1,745,600	$114,349,828
September 1 to September 30, 2007	977,100	$37.82	977,100	$77,399,076

Total	3,953,600	$44.33	3,953,600	$77,399,076

Item 5.	Other Information.

On October 31, 2007, the Company’s Board of Directors approved amendments to the Company’s Executive Supplemental Benefit Plan (“Executive Plan”), in which each of the Company’s named executive officers participates, and its Management Supplemental Benefit Plan (“Management Plan”). Material amendments are as follows:

•

For both plans, the period over which “final average compensation” is determined changed from the average of the three highest years out of the ten preceding retirement to the average of the five calendar years preceding retirement. “Final average compensation” is used to determine the level of benefit paid to participants.

•	The maximum benefit under the Executive Plan was reduced from 35% to 30%, scaled linearly on an annual basis from 17.5% of final average compensation at age 55 to 30% at age 62.

•

The maximum benefit under the Management Plan remained at 15%, but that maximum benefit became achievable at age 62 instead of age 65. The benefit scales linearly on an annual basis from 7.5% of final average compensation at age 55 to 15% at age 62.

•	Vesting of benefits upon a change of control was changed to provide for vesting only if the change of control is not approved by the Company’s incumbent Board of Directors.

•	The timing of certain payments made under the plans was delayed to address Internal Revenue Code Section 409A.

The amendments are generally effective November 1, 2007. However, participants who are already vested in their benefit would receive the higher of the benefit to which they would have been entitled under the plans as of October 31, 2007, if they retired on October 31, 2007 (i.e. before the amendments took effect) or the benefit under the plans as amended and restated. Also, the level of benefits being paid to participants who are already retired and receiving payments is not affected by the amendments.

Copies of the amended and restated plans, reflecting the amendments summarized above as well as other amendments thereto, are attached hereto as Exhibits (10)(b) and (10)(c), respectively.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Frank V. McMahon
Frank V. McMahon
Vice Chairman and Chief Financial Officer

Date: November 1, 2007

EXHIBIT INDEX

Exhibit No.	Description
(10)(a)	Amendment No. 2, dated as of July 11, 2007, to Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10)(b)	Amended and Restated Executive Supplemental Benefit Plan dated November 1, 2007.

(10)(c)	Amended and Restated Management Supplemental Benefit Plan dated November 1, 2007.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.