Form 10-K
period 2007-12-31
FIRST AMERICAN CORP
filed 2008-02-29
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007 was $4,588,821,468.

On February 22, 2008, there were 92,004,175 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2008 annual meeting of the shareholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO THE COMPANY’S COST CONTROL INITIATIVES, BRAND STRATEGY, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE, COMMERCIAL AND INTERNATIONAL SALES EFFORTS, AND OTHER PLANS AND FOCUSES WITH RESPECT TO ITS TITLE INSURANCE BUSINESS; THE ADEQUACY OF THE THRIFT COMPANY’S ALLOWANCE FOR LOAN LOSSES; THE RECURRENCE OF TRENDS WHICH MAY AFFECT THE DEMAND FOR THE COMPANY’S PRODUCTS AND SERVICES; THE DEGREE OF EXPECTED CHANGE TO THE COMPANY’S TITLE INSURANCE LOSS RATES; THE EFFECT OF CLASS ACTION LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS; FUTURE PAYMENT OF DIVIDENDS; ANTICIPATED SAVINGS TO BE GENERATED THROUGH STAFF REDUCTIONS; FUTURE ADJUSTMENTS OF STAFFING LEVELS; THE EFFECTS OF MORE STRINGENT LENDING STANDARDS AND REAL ESTATE PRICES ON FUTURE CLAIMS; THE CONTINUATION OF DECLINING LOSS RATIOS IN 2008; THE ENTERING INTO OF FUTURE CREDIT FACILITIES; THE TIMING OF CLAIM PAYMENTS; THE IMPACT OF DIVIDEND, LOAN AND ADVANCE RESTRICTIONS ON THE COMPANY’S ABILITY TO MEET ITS CASH OBLIGATIONS; THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; THE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION AND THE TIMING AND TAX FREE NATURE THEREOF; THE IMPACT OF SFAS 157 ON THE COMPANY’S FINANCIAL STATEMENTS; THE EFFECTS OF FIN 48 ADOPTION; CASH CONTRIBUTIONS TO PENSION PLANS; ANTICIPATED WEIGHTED AVERAGE PERIOD OF RECOGNITION OF STOCK OPTIONS AND RSUs; AND THE EFFECTS OF POTENTIAL PURCHASE ACCOUNTING CHANGES; ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; THE INABILITY TO CONSUMMATE THE SPIN-OFF TRANSACTION ANNOUNCED JANUARY 15, 2008 AS A RESULT OF, AMONG OTHER FACTORS, THE INABILITY TO OBTAIN NECESSARY REGULATORY APPROVALS OR THE FAILURE TO OBTAIN THE FINAL APPROVAL OF THE COMPANY’S BOARD OF DIRECTORS; THE INABILITY TO RECOGNIZE THE BENEFITS OF THE SPIN-OFF TRANSACTION AS A RESULT OF, AMONG OTHER FACTORS, UNEXPECTED CORPORATE OVERHEAD COSTS, UNFAVORABLE REACTION FROM CUSTOMERS, EMPLOYEES, RATINGS AGENCIES OR OTHER INTERESTED PERSONS, THE TRIGGERING OF RIGHTS AND OBLIGATIONS BY THE SPIN-OFF, ACCOMMODATIONS REQUIRED TO BE MADE TO OBTAIN CONSENTS OR WAIVERS OR THE INABILITY TO TRANSFER ASSETS INTO THE ENTITY BEING SPUN-OFF; AND OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I

Item 1.    Business

The Company

The Company was founded in 1894 as Orange County Title Company, succeeding to the business of two title abstract companies founded in 1889 and operating in Orange County, California. In 1924, the Company began issuing title insurance policies. In 1986, the Company began a diversification program which involved the acquisition and development of business information companies closely related to the real estate transfer and closing process. In 1998, the Company expanded its diversification program to include business information products and services outside of the real estate transfer and closing process.

On January 15, 2008, the Company announced its intention to spin-off its financial services companies, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation. The information solutions companies, which consist primarily of the current property information, mortgage information and First Advantage segments, will remain at the existing holding company, which will be renamed prior to the separation. The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow services, investment advisory services, trust services, lending and deposit products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and First Advantage segments comprise its information technology group. The mortgage information segment offers real estate tax reporting and outsourcing, flood zone certification and monitoring, default management services, document preparation and other real estate related services. The property information segment licenses and analyzes data relating to real property, offers risk management and collateral assessment analytics, provides database management and offers appraisal and broker price opinion services. The First Advantage segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides specialty credit reports to the mortgage lending and automotive lending industries, provides employment background screening, hiring management solutions, payroll and human resource management, corporate tax and incentive services, drug-free workplace programs and other occupational health services, employee assistance programs, resident screening and renter’s insurance, investigative services, computer forensics and electronic discovery services, motor vehicle records, transportation business credit services, automotive lead generation services, and supply chain security services. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including title insurance, based on premiums written; flood zone determinations, based on the number of flood zone certification reports issued; tax monitoring services, based on the number of loans under service; credit reporting services to the mortgage industry, based on the number of credit reports issued; credit reports specializing in subprime consumers, based on the number of credit reports issued; property data services, based on the number of inquiries; automated appraisals, based on the number of reports sold; and MLS services, based on the number of active desktops. The Company also believes that it holds the number two market share position for home warranty services, based on an extrapolation of market share statistics provided by regulators in Texas and California; and drug testing administration, based on the number of reports issued.

In 2007, 2006 and 2005 the Company derived 69%, 73% and 74% of its consolidated revenues, respectively, from title insurance products. A substantial portion of the revenues for the Company’s title insurance and services and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and new home transactions. Over one-half of the revenues in the Company’s property information segment and in excess of 15% of the revenues from the Company’s First Advantage segment also depend on real estate activity. The remaining portion of the property information and First Advantage segments’ revenues are less impacted by, or are isolated from, the volatility of real estate transactions. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

The Financial Services Group

Title Insurance and Services Segment

The title insurance and services segment’s principal product is policies of title insurance on residential and commercial property. This segment also accommodates tax-deferred exchanges of real estate, and provides escrow services, investment advisory services, trust services, lending and deposit products and other related products and services.

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

The closing function, sometimes called an escrow in the western United States, is often performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer”. Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is “closed.” The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. The seller and the buyer usually bear the risk of loss related to title during this time lag. Any matter affecting title which is discovered during this period would have to be dealt with to the title insurers’ satisfaction or the insurer would exclude the matter from the coverage afforded by the title policy. Before a closing takes place, however, the closer would request that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, would work with the seller to eliminate them so that the title insurer would issue the title policy subject only to those exceptions to coverage which are acceptable to the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.    A title policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which are not themselves licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or at the direction of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent typically performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent.

Premiums.    The premium for title insurance is due and earned in full when the real estate transaction is closed. Premiums are generally calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

The Company’s Title Insurance Operations

Overview.    The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title or related services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia,

Canada, China, Hong Kong, Ireland, Latin America, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries.

With respect to its title insurance operations, the Company plans to focus on controlling costs by reducing employee count, consolidating offices, centralizing administrative functions and optimizing management structure. The Company also plans to continue to rationalize its brand strategy, further scrutinize the profitability of its agency relationships and increase its offshore leverage.

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

Sales outside of the United States accounted for 7.9%, 5.8% and 4.9% of the Company’s title revenues in 2007, 2006 and 2005, respectively. Because of the increasing acceptance of title insurance in foreign markets and the attractive earnings that have been generated, the Company plans to continue to expand its international sales efforts, particularly in Canada, the United Kingdom and other parts of Europe, Australia, South Korea and Hong Kong.

Underwriting.    Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. The Company believes that it is important for the underwriting function to operate efficiently and effectively at all decision making levels so that transactions may proceed in a timely manner. To perform this function, the Company has underwriters at the branch level and the regional/divisional level, which report into national underwriting.

Agency Operations.    The relationship between the Company and each agent is governed by an agency agreement which states the conditions under which the agent is authorized to issue title insurance policies on behalf of the Company. The agency agreement also prescribes the circumstances under which the agent may be liable to the Company if a policy loss is attributable to error of the agent. Although such agency agreements typically have a term of one to five years and are terminable immediately for cause; certain agents have negotiated more favorable terms to the agent.

The Company has an agent selection process and audit review program. In determining whether to engage an independent agent, the Company obtains information regarding the agent’s experience, background, financial condition and past performance. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company also maintains agent representatives and agent auditors. Generally, agent auditors perform desk audits or an on-site examination of the agent’s books and records on an annual basis. In addition to these annual reviews, an expanded review will be triggered if certain “warning signs” are evident. Warning signs that can trigger an expanded review include the failure to implement Company-required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis.

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

The Company’s title plants are carried on its consolidated balance sheets at original cost, which includes the cost of producing or acquiring interests in title plants or the appraised value of subsidiaries’ title plants at dates of acquisition for companies accounted for as purchases. Thereafter, the cost of daily maintenance of these plants is charged to expense as incurred. A properly maintained title plant has an indefinite life and does not diminish in value with the passage of time. Therefore, in accordance with generally accepted accounting principles, no provision is made for amortization of these plants. Since each document must be reviewed and indexed into the title plant, such maintenance activities constitute a significant item of expense. The Company is able to offset a portion of title plant maintenance costs through joint ownership and access agreements with other title insurers and title agents.

Reserves for Claims and Losses.    The Company provides for title insurance losses based upon its historical experience and other factors by a charge to expense when the related premium revenue is recognized. The resulting reserve for known claims and incurred but not reported claims reflects management’s best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported, and is considered by the Company to be adequate for such purpose. Each period the Company assesses the reasonableness of the estimated reserves; if the estimate requires adjustment, such an adjustment is recorded.

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. These assets, which totaled $38.9 million at December 31, 2007, are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

Reinsurance and Coinsurance.    The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance arrangements, in exchange for a portion of the premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. In 2007, as a general policy, the Company did not retain more than $40 million of primary risk on any single policy, though the Company retained primary risk above $40 million on a case-by-case basis. In recent years, as the Company’s commercial business has grown the number of instances in which the Company has retained risk above the threshold has increased. Beginning in January 2008, as a general policy the Company does not retain more than $100 million of primary risk on a single policy and the Company engages in an additional level of review before retaining primary risk above $40 million on policies. Under coinsurance arrangements each coinsurer is typically liable proportionately with the other coinsurers(s) for the amount of risk to which it agrees. The Company’s reinsurance activities account for less than 1.0% of its total title insurance operating revenues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Over thirty title insurance underwriters, for example, are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Financial, Inc., LandAmerica Financial Group, Inc., Stewart Title Guaranty Company and Old Republic International Corporation. In addition to these competitors, small nationwide, regional and local competitors as well as numerous agency operations throughout the country provide aggressive competition on the local level.

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

Trust and Investment Advisory Services.    Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. This subsidiary, First American Trust, FSB, offers investment advisory services and manages equity and fixed-income securities. As of December 31, 2007, the trust company managed $2.0 billion of assets, administered fiduciary and custodial assets having a market value in excess of $3.7 billion, had assets of $985.7 million, deposits of $875.7 million and stockholder’s equity of $64.3 million.

Lending and Deposit Products.    During 1988, the Company acquired an industrial bank that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2007, this company, First Security Thrift Company, had approximately $92.0 million of demand deposits and $119.1 million of loans outstanding.

Loans made or acquired during the current year by the thrift ranged in amount from $155,000 to $3.6 million. The average loan balance outstanding at December 31, 2007, was $564,182. Loans are made only on a secured basis, at loan-to-value percentages no greater than 75.0%. The thrift specializes in making commercial real estate loans. In excess of 99.5% of the thrift’s loans are made on a variable rate basis. The average yield on the thrift’s loan portfolio as of December 31, 2007, was 7.58%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The thrift’s primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The thrift’s average loan is approximately 13.49 years in duration.

The performance of the thrift’s loan portfolio is evaluated on an ongoing basis by management of the thrift. The thrift places a loan on non-accrual status when two payments become past due. When a loan is placed on non-accrual status, the thrift’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2007, if all of such loans had been current in accordance with their original terms, totaled $0.

The following table sets forth the amount of the thrift’s non-performing loans as of the dates indicated.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$—	$—	$—	$—	$53

Total	$—	$—	$—	$—	$53

Based on a variety of factors concerning the creditworthiness of its borrowers, the thrift determined that it had no potential problem loans in existence as of December 31, 2007.

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

The following table provides certain information with respect to the thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,440	$1,410	$1,350	$1,290	$1,170

Charge-offs:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provision for losses	48	30	60	60	120

Balance at end of year	$1,488	$1,440	$1,410	$1,350	$1,290

Ratio of net charge-offs during the year to average loans outstanding during the year	0%	0%	0%	0%	0%

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

	Year Ended December 31
	2007		2006		2005		2004		2003
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$1,488	100	$1,440	100	$1,410	100	$1,349	100	$1,289	100
Other	—	—	—	—	—	—	1	—	1	—

	$1,488	100	$1,440	100	$1,410	100	$1,350	100	$1,290	100

Specialty Insurance Segment

Home Warranties.    The Company’s home warranty business provides residential service contracts that cover many of the major systems and appliances in residential homes against failures that occur as the result of normal usage during the coverage period. Most of these policies are issued on resale residences, although policies are also available in some instances for new homes. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon approval of the Company. Coverage and pricing typically vary by geographic region. Fees for the warranties may be paid at the closing of the home purchase or directly by the consumer and are recognized monthly over a 12-month period. Renewal premiums may be paid by a number of different options. In addition, the contract holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, although the Company also markets directly to consumers. The Company also markets renewals. This business has expanded nationally and is currently doing business in 47 states and the District of Columbia.

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

Tax Monitoring.    The Company’s tax monitoring service, established in 1987, advises mortgage originators and servicers of the status of property tax payments due on real estate securing their loans. In October 2003, the Company enhanced this business with the acquisition of Transamerica Finance Corporation’s tax monitoring business. The Company believes that it is currently the largest provider of tax monitoring services in the United States.

Under a typical contract the Company, on behalf of mortgage originators and servicers, monitors the real estate taxes owing on properties securing such originators’ and servicers’ mortgage loans for the life of such loans. In general, providers of tax monitoring services, such as the Company’s tax service, indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. Where a mortgage lender requires that tax payments be impounded on behalf of borrowers, the Company also may be required to monitor and oversee the transfer of these monies to the taxing authorities and provide confirmation to lenders that such taxes have been paid. The Company also may indemnify mortgage lenders against losses for any failure to make such transfers.

The Company receives a fee for each loan at the time the contract is entered into or the loan is funded and recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the first two years of the contract. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been relatively minor. In addition, when performing tax outsourcing the Company performs the servicers’ tax payment processing function for the life of the loan for an additional fee.

Flood Zone Certification.    In January 1995, the Company entered the flood zone certification business with the acquisition of Flood Data Services, Inc. In October 2003 the Company substantially expanded this business with the acquisition of Transamerica Flood Hazard Certification, Inc., one of the Company’s primary competitors in this business. This business furnishes to mortgage originators and servicers a report as to whether a subject property lies within a governmentally delineated flood hazard area and monitors the property for flood hazard status changes for as long as the loan is active. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan.

Default Services.    The Company’s default management business sells software and provides services which help mortgage servicing companies and financial institutions mitigate losses on mortgages that are in default as well as manage foreclosures, maintain and sell real estate owned (REO) properties and process foreclosure claims.

Property Information Segment

The Company’s property information segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database management and appraisal services to various businesses, in particular to businesses operating in the real estate industry. The Company’s property information segment’s primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed income investors, real estate agents, property and casualty insurance companies and title insurance companies. The data offered by this segment includes loan information, property characteristic information and images of publicly recorded documents relating to real property. This segment also manages databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies.

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

The property information segment was created in the Company’s First American Real Estate Solutions LLC (FARES) joint venture with Experian Group Limited in January 1998. Since that time this segment has grown through a number of significant acquisitions. In June 1998, the Company entered the imaged document business with the acquisition of Data Tree Corporation. In July 2000, the Company combined its title plant business with a competing business owned by the Company’s competitor, LandAmerica. The combined entity, DataTrace Information Services LLC, is owned 80% by FARES and 20% by LandAmerica. In August 2000, the Company combined its property data business with Transamerica Corporation’s competing business. At the time the Company owned 80% of the resulting entity. During 2004, the Company purchased the remaining 20%. In September 2002, the Company added broker price opinions (BPO) to its appraisal operations with the acquisition of SourceOne Services, Corp. (now known as First American Residential Value View). In April 2005, the Company expanded its offering of analytic products with the acquisition of LoanPerformance. This company provides mortgage information and mortgage performance and risk analytics largely to the U.S. mortgage finance and servicing market. In February 2007, the Company combined its property data and related analytics businesses with CoreLogic Systems, Inc., a provider of mortgage risk assessment and fraud prevention solutions. The former stockholders of CoreLogic own approximately 18% of the combined entity.

First Advantage Segment

The Company’s First Advantage segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ Global Market under the ticker symbol FADV. First Advantage was formed in the 2003 merger of the Company’s screening information segment with US SEARCH.com, Inc. Since that time First Advantage has grown substantially through acquisitions. In particular, in September 2005, the Company contributed its credit information group to First Advantage in exchange for additional Class B common stock of First Advantage. In October 2007, First Advantage completed the sale of its US Search business. As of December 31, 2007, the Company, together with its FARES joint venture with Experian, indirectly owned all of First Advantage’s outstanding Class B common stock. These Class B shares constituted approximately 81% of the economic interest of First Advantage as of December 31, 2007, of which the Company’s indirect interest equals approximately 75% and Experian’s indirect interest equals approximately 6%. The Class B shares, which are entitled to ten votes per share, represent approximately 98% of the voting interest of First Advantage as of December 31, 2007.

First Advantage now operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services. First Advantage’s lender services group provides specialized credit reports for mortgage lenders throughout the United States. Its data services group offers motor vehicle records, transportation industry credit reporting, fleet management, supply chain theft and damage mitigation consulting, criminal records reselling, subprime credit reporting, consumer credit reporting services and lead generation. Through its dealer services group, First Advantage provides specialized credit reports, credit automation software and lead generation services to auto dealers and lenders. First Advantage’s employer services group helps thousands of companies manage risk with employment screening, occupation health and tax incentive services and hiring solutions. Its multifamily services group helps customers manage risk with resident screening services and its investigative and litigation support services group provides corporate litigation and investigative services.

Acquisitions

Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986, the Company began expanding into other real estate business information services. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. To date, the Company has made numerous strategic acquisitions designed to expand its direct title operations, as well as the range of services it can provide to its customers, and to diversify its revenues and earnings. In 2007, the number of acquisitions has slowed considerably, as the Company has focused on organic growth, product development and margin improvement. The Company is also examining the potential disposition of certain non-strategic assets.

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

The Company’s home warranty business is subject to regulation in some states by insurance authorities and other regulatory entities. The Company’s trust company and thrift are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, as a federal savings bank, the Company’s trust company is regulated by the United States Department of the Treasury’s Office of Thrift Supervision, and the Company’s thrift is regulated by the California Department of Financial Institutions.

Investment Policies

The Company invests primarily in cash equivalents, federal and municipal governmental securities, mortgage loans and investment grade debt and equity securities. The largely fixed income portfolio is classified in the Company’s financial statements as “available for sale.” In addition to the Company’s investment strategy, state laws impose certain restrictions upon the types and amounts of investments that may be made by the Company’s regulated subsidiaries. Furthermore, the Company has made strategic investments in companies engaged in the title insurance, settlement services and data and analytics industries and in companies that engage in the business of developing systems or tools to distribute settlement services or information-based products.

Employees

As of December 31, 2007, the Company employed 37,354 people on either a part-time or full-time basis.

Available Information

The Company maintains a website, www.firstam.com, which includes financial and other information for investors. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the “Investors” page of our website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K, or any other filing with the Securities and Exchange Commission unless the Company expressly incorporates such materials.

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

1. Certain recurring trends generally result in a decrease in the demand for the Company’s products and services

Demand for the Company’s products and services generally decreases as the number of real estate transactions in which the Company’s products and services are purchased decreases. The Company has found that the number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations:

•	when mortgage interest rates are high;

•	when mortgage funding is limited; and

•	when real estate values are declining.

The Company believes that this trend will continue.

2. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome for us to conduct such operations

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state, local and foreign governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Changes in the applicable regulatory environment or statutory guidelines or changes in interpretations of existing regulations or statutes could prohibit or limit the Company’s existing or future operations or make it more burdensome to conduct such operations. These changes may compel the Company to reduce its prices, may restrict the Company’s ability to implement price increases, may restrict the Company’s ability to acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on the Company’s ability to generate revenues and earnings.

3. The Company may find it difficult to acquire necessary data

Certain data used and supplied by the Company are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations with respect to such data has not had a material adverse effect on the Company’s results of operations, financial condition or liquidity to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue. The suppliers of data to the Company face similar burdens and, consequently, the Company may find it financially burdensome to acquire necessary data.

4. Systems interruptions and intrusions may impair the delivery of the Company’s products and services

System interruptions and intrusions may impair the delivery of the Company’s products and services, result in a loss of customers and a corresponding loss in revenue. The Company depends heavily upon computer systems located in its data centers in Santa Ana, California and Westlake, Texas. Certain events beyond the Company’s control, including acts of God, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities.

5. The Company may not be able to realize the benefits of its offshore strategy

Over the last few years the Company has reduced its costs by utilizing lower cost labor in foreign countries such as India and the Philippines. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand natural disasters. Such disruptions can decrease efficiency and increase the Company’s costs in these countries. Weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. The Company may not be able to pass on the increased costs of higher priced United States-based labor to its customers.

6. Product migration may result in decreased revenue

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

7. Increases in the size of the Company’s customers enhance their negotiating position with respect to pricing and terms and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation and growth. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the ability of these customers to negotiate more favorable pricing and more favorable terms for the Company’s products and services. Moreover, these larger customers may prove more capable of performing in-house some or all of the services we provide and, consequently, their demand for the Company’s products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability.

8. The Company may not be able to realize the anticipated benefits of the proposed spin-off transaction

On January 15, 2008, the Company announced its intention to spin-off its financial services businesses, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation. The proposed transaction is highly complex. Because, among other factors, a number of the Company’s businesses are regulated and intertwined and the Company is a party to a multitude of transactions, the completion of the transaction may require significant time, effort and expense. This could lead to a distraction from the day to day operations of the Company’s business, which could adversely effect those operations. In addition, the transaction will require certain regulatory approvals and the final approval of the Company’s board of directors, and may require other third party consents, which could be withheld, or the receipt of which could require the Company to make undesirable concessions or accommodations. As a result of these and other factors, the Company may be unable to complete the transaction. In addition, if the transaction is consummated, the actual results may differ materially from the anticipated results. For example, the Company may not be able to recognize the anticipated benefits of the transaction because of, among other factors, unexpected corporate overhead costs, unfavorable reactions from customers, employees, ratings agencies, investors or other interested persons, any inability of First American Financial Corporation to pay the anticipated level of dividends, the triggering of rights and obligations by the transaction, or accommodations required to be made in order to obtain necessary approvals, waivers or consents.

9. The integration of Company acquisitions may be difficult and may result in a failure to realize some of the anticipated potential benefits of acquisitions

When companies are acquired, the Company may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the acquired businesses could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

10. The Company’s future earnings may be reduced if acquisition projections are inaccurate

The Company’s earnings have improved in part because of the Company’s acquisition and integration of businesses. The success or failure of the Company’s acquisitions has depended in large measure upon the accuracy of the Company’s projections. These projections are not always accurate. Inaccurate projections have historically led to lower than expected earnings.

11. As a holding company, the Company depends on distributions from the Company’s subsidiaries, and if distributions from the Company’s subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations may limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

First American is a holding company whose primary assets are the securities of its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of the Company’s subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to declare and pay dividends to its shareholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available from the Company’s insurance subsidiaries in 2008 is $112.4 million.

12. Certain provisions of the Company’s charter may make a takeover difficult even if such takeover could be beneficial to some of the Company’s shareholders

The Company’s restated articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Accordingly, the Company’s board is empowered, without further shareholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of the Company’s common shareholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although the Company has no present intention of issuing any additional shares or series of preferred stock, the Company cannot guarantee that it will not make such an issuance in the future.

13. Scrutiny of the Company and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry—an industry in which the Company generates a substantial portion of its revenue and earnings—has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

For example, several states have either begun, or indicated that they will begin, an examination of title insurance rates. These states include California, which, on a revenue basis, is the largest state in which the Company’s title insurance services segment operates. In states where rates are promulgated or otherwise highly regulated, such examinations may ultimately result in a reduction in the rates the Company can charge for title insurance policies. In other states, pressure exerted by governmental entities, competitors, consumer groups and the media may compel the Company to reduce its rates. A reduction in rates, if not offset by a corresponding reduction in expenses or an increase in market share, may result in decreased profitability.

Governmental entities have inquired into certain practices in the real estate settlement services industry to determine whether the Company or its competitors have violated applicable law, which include, among others, the insurance codes of the various jurisdictions in which the Company operates and the Real Estate Settlement Procedures Act and similar state and federal laws. Departments of insurance in the various states, either separately or in conjunction with federal regulators, also periodically conduct inquiries, generally referred to at the state level as “market conduct exams”, into the practices of title insurance companies in their respective jurisdictions. From time to time plaintiffs’ lawyers target the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. Any of these types of inquiries may result in a finding of a violation of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on the Company’s conduct which could impact its operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues and earnings.

14. Actual claims experience could materially vary from the expected claims experience that is reflected in the Company’s reserve for incurred but not reported (IBNR) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the five first years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $131.9 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

15. Market conditions may negatively impact the Company’s title agents and non-public entities in which the Company has an ownership interest

A significant portion of the Company’s operating revenues are derived from title agents. Additionally, the Company has significant investments in certain title agents and other non-public entities that operate in the real estate industry. Continued declines in real estate activity, which may result from, among other factors, further disruption in the credit markets and decreases in the overall demand in the real estate market, may impair the operations and financial results of these agents and other entities. As a result, the Company’s operating revenue, investment and other income, investment results and cash flows may be negatively affected.

16. A downgrade by rating agencies may negatively affect the Company’s results of operations and competitive position

Each of the major rating agencies rates the Company’s title insurance operations. These ratings provide the agencies’ perspectives on the financial strength, operating performance and ability to generate cash flows of those operations. The agencies continually review these ratings and the ratings are subject to change. Among other uses, certain of the Company’s customers use these ratings as a factor to determine the amount of the policy from the Company they will accept and at what level reinsurance will be required. If the ratings are reduced from their current levels, the Company’s results of operations and liquidity could be adversely affected.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company maintains its executive offices at MacArthur Place in Santa Ana, California. In 2005, the Company expanded its three-building office campus through the addition of two four-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage to approximately 490,000 square feet. The original three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to the Company’s subsidiary, First American Title Insurance Company, in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $47.9 million as of December 31, 2007.

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

Item 3.    Legal Proceedings

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $57.4 million at December 31, 2007. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at December 31, 2007. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 22, 2008, was 3,030.

High and low stock prices and dividends declared for the last two years were as follows:

	2007		2006
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$53.92—$40.39	$.22	$47.32—$37.84	$.18
June 30	$55.25—$48.26	$.22	$43.39—$38.56	$.18
September 30	$53.57—$35.19	$.22	$43.10—$35.81	$.18
December 31	$37.58—$28.95	$.22	$42.64—$36.83	$.18

On January 15, 2008, the Company announced that it intends to spin-off its financial services companies, which consist primarily of its title insurance and specialty insurance reporting segments. Following the consummation of the spin-off transaction, the financial services company is expected to pay the same aggregate dividend as that currently paid by the Company. The Company, which is expected to be comprised of the remaining information solutions companies, is not expected to pay a dividend following the transaction.

While, prior to the spin-off transaction, the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The payment of dividends is also subject to the restrictions described in Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth details regarding equity securities of the Company that were authorized for issuance under equity compensation plans of the Company as of December 31, 2007.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands, except weighted-average exercise price)
Equity compensation plans approved by security holders	4,142	(1)	$29.61	5,760	(3)
Equity compensation not approved by security holders	351	(4)	$37.92	—

	4,493		$30.27	5,760

(1)	Consists of unexercised outstanding stock options and unvested restricted stock units (RSUs) issued under The First American Corporation 1996 Stock Option Plan, The First American Corporation 1997 Directors’ Stock Plan and The First American Corporation 2006 Incentive Compensation Plan. See Note 17 to the Company’s consolidated financial statements for additional information.

(2)	Calculated solely with respect to outstanding unexercised stock options.

(3)	Consists of the sum of the shares remaining under the plans referenced in footnote (1) above and the shares remaining under the Company’s Employee Stock Purchase Plan.

(4)	Consists of shares related to plans assumed by the Company in the purchase of Credit Management Solutions, Inc. and stock options and RSUs issued to the Company’s vice chairman and chief financial officer as an inducement for him to commence employment.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2007, the Company did not issue any unregistered shares of its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes repurchases by the Company of its shares of common stock which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program originally announced by the Company on May 18, 2004. In 2005, an additional $100 million was authorized for repurchase, and in 2006 the authorized amount was increased by an additional $300 million. On January 15, 2008, the Company announced an additional increase in the authorized amount of $300 million. The amounts in column (d) reflect these increases. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. As of December 31, 2007, the Company repurchased $439.6 million (including commissions) of its shares and, with the 2008 authorization, has the authority to repurchase an additional $360.4 million (including commissions).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2007	466,800	$36.45	466,800	$360,369,939
November 1 to November 30, 2007	—	$—	—	$360,369,939
December 1 to December 31, 2007	—	$—	—	$360,369,939

Total	466,800	$36.45	466,800	$360,369,939

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the corresponding changes in the cumulative total returns of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financials Index and a peer group index. The comparison assumes an investment of $100 on December 31, 2002 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return

	The First American Corp (FAF) (1)	Custom Peer Group (1)(2)	S&P 500 Financial Sector Index (1)	S&P 500 Index (1)
12/31/2002	$100	$100	$100	$100
12/31/2003	$137	$127	$131	$129
12/31/2004	$165	$145	$145	$143
12/31/2005	$216	$169	$155	$150
12/31/2006	$198	$176	$184	$173
12/31/2007	$169	$137	$150	$183

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.

(2)	The peer group consists of the following companies: Fidelity National Financial, Inc.; LandAmerica Financial Group, Inc.; Old Republic International Corp.; Stewart Information Services Corp.; Equifax Inc.; and Choicepoint Inc., each of which is a publicly held company having subsidiaries that transact the business of title insurance and/or information services on a nationwide basis.

Item 6.    Selected Financial Data

The selected consolidated financial data for the Company for the four-year period ended December 31, 2007, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data for the Company for the year 2003 is derived from the accounting records and is unaudited (see Note C below). The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2007	2006	2005	2004	2003 (Note C)
					(unaudited)
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$8,195,605	$8,522,053	$8,104,751	$6,722,326	$6,213,714
Net (loss) income	$(3,119)	$287,676	$480,380	$345,847	$447,019
Total assets	$8,647,921	$8,224,285	$7,598,641	$6,216,536	$5,149,496
Notes and contracts payable	$906,046	$847,991	$848,569	$732,770	$553,888
Deferrable interest subordinated notes	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$2,984,825	$3,202,053	$3,005,733	$2,469,138	$1,887,936
Return on average stockholders’ equity	(0.1)%	9.3%	17.5%	15.9%	27.4%
Dividends on common shares	$82,833	$69,213	$68,636	$52,403	$38,850
Per share of common stock (Note A)—
Net (loss) income:
Basic	$(0.03)	$2.99	$5.09	$4.00	$5.83
Diluted	$(0.03)	$2.92	$4.92	$3.80	$5.19
Stockholders’ equity	$32.50	$33.19	$31.36	$27.42	$23.95
Cash dividends	$0.88	$0.72	$0.72	$0.60	$0.50
Number of common shares outstanding—
Weighted average during the year:
Basic	94,649	96,206	94,351	86,430	76,632
Diluted	94,649	98,653	97,691	91,669	87,379
End of year	91,830	96,484	95,860	90,058	78,826
Title orders opened (Note B)	2,402	2,510	2,700	2,519	2,511
Title orders closed (Note B)	1,697	1,866	2,017	1,909	2,021
Number of employees (Note D)	37,354	39,670	37,883	30,994	29,802

Note A—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note B—Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Note C—The Company has restated its financial statements to correct for errors relating to the accounting for employee stock options. The effect of this restatement on 2003 was a reduction in net income of approximately $4.1 million (0.9%).

Note D—Number of employees in 2007, 2006 and 2005 is based on actual employee headcount. Number of employees in 2004 and prior years was based on full-time equivalents.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Spin-off

On January 15, 2008 the Company announced that its Board of Directors approved a plan to spin-off its financial services companies, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation. The information solutions companies, which consist primarily of the current property information, mortgage information and First Advantage segments, will remain at the existing holding company, which will be renamed prior to the separation. The transaction, which the Company anticipates will be tax-free to its shareholders, is expected to close in the third quarter of 2008.

The transaction is subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the Securities and Exchange Commission, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

Once the transaction is complete, the Company’s shareholders will own 100 percent of the common equity in both the financial services and the information solutions companies. Both companies are expected to trade on the New York Stock Exchange, with the financial services company expected to trade under the current ticker symbol “FAF.”

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

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy, and for policies issued by independent agents, when notice of issuance is received from the agent. Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. The Company’s tax service division defers its tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect the estimated impact of prepayments, resulting in a weighted average life of less than 10 years. The Company reviews its tax service contract portfolio on a quarterly basis to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments and adjusts the amortization rates accordingly to reflect current trends. Subscription-based revenues are recognized ratably over the contractual term of the subscription. For most other products, revenues are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Provision for title losses.    The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (IBNR) loss reserve included in the Company’s consolidated balance sheets reflects management’s best estimate of the total costs required to settle all IBNR claims. If the ending reserve is not considered adequate, an adjustment is recorded.

During 2007, the Company hired a chief actuary to assist management in the process of assessing the loss provision rate and the resulting IBNR reserve. This process involves evaluation of the results of both an in-house actuarial review and independent actuarial study. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, including among others, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

Generally, twice a year, an independent third party actuary produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial techniques and factoring methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is a second estimate that is used to validate the accuracy of the in-house analysis.

The Company’s management uses the point estimate of the projected IBNR from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required to settle all IBNR claims.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claims become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $131.9 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

In determining its best estimate of the appropriate IBNR reserve at December 31, 2007, management selected the single point estimate provided by the in-house year end actuarial analysis and a sensitivity analysis looking at the impact of the current and expected market conditions. There is no difference between the in-house actuary’s single point estimate of likely loss exposure as of December 31, 2007 and the Company’s IBNR balance at December 31, 2007.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	as of December 31, 2007		as of December 31, 2006
Known title claims	$188,210	13.9%	$133,419	14.2%
IBNR	1,096,230	80.7%	727,840	77.7%

Total title claims	1,284,440	94.6%	861,259	91.9%
Non-title claims	73,192	5.4%	75,730	8.1%

Total loss reserves	$1,357,632	100.0%	$936,989	100.0%

Purchase accounting and impairment testing for goodwill and other intangible assets.    Pursuant to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company is required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets by reporting unit. This annual test, which the Company has elected to perform every September 30, utilizes a variety of valuation techniques, all of which require management to make estimates and judgments, and includes discounted cash flow analysis, market approach valuations and the use of third-party valuation advisors. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, mortgage origination products and services, mortgage servicing products and services, property information services, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation services. The Company completed the required annual impairment testing for goodwill and other intangible assets in accordance with the provisions of SFAS 142, for the years ended December 31, 2007 and 2006, and determined that there was no impairment of value.

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.

Income taxes.    The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. The Company adopted FIN 48 on January 1, 2007. See Note 13 to the consolidated financial statements for a discussion of the impact of implementing FIN 48.

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

Share-based compensation.    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, which establishes standards for share-based awards for employee services. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified prospective method, the Company continues to use the Black-Scholes option-pricing model for all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. In conjunction with the adoption of SFAS 123R, the Company changed the method of attributing the value of share-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Compensation expense for all share-based awards granted prior to January 1, 2006 is recognized using the accelerated multiple-option approach, while compensation expense for all share-based awards granted subsequent to January 1, 2006, is recognized using the straight-line single option method unless another expense attribution model is required by SFAS 123R. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, forfeitures were recognized as they occurred. The Company elected to apply the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits upon adoption of SFAS 123R.

In the first quarter of 2007, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (RSUs). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

In addition to stock options and RSUs, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, commencing the first quarter of 2006, the Company began recognizing an expense in the amount equal to the discount.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The provisions of SFAS 157 are effective for the Company on January 1, 2008 and interim periods within that fiscal year. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for fiscal years beginning after December 15, 2008, and interim periods within the fiscal year. SFAS 141(R) will be applied prospectively and early adoption is prohibited. The Company is currently assessing the impact of adopting SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

Results of Operations

Overview—A substantial portion of the revenues for the Company’s title insurance and services and mortgage information segments result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s property information segment and in excess of 15.0% of the revenues from the Company’s First Advantage segment also depend on real estate activity. The remaining portion of the property information and First Advantage segments’ revenues are less impacted by, or are isolated from, the volatility of real estate transactions. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 14.2% in 2007 when compared with 2006 according to the Mortgage Bankers Association’s (MBA) January 14, 2008, Mortgage Finance Forecast. According to MBA data, purchase originations decreased 16.8% and refinance originations decreased 11.5% in 2007 relative to 2006. This overall decrease in mortgage originations primarily impacted the Company’s financial services group, which experienced an 8.6% decline in operating revenues in 2007 relative to 2006, and resulted in a decrease in the Company’s total operating revenues. The impact of the drop in mortgage originations was in part offset by a relatively strong commercial real estate market and increased international activity. The decrease in operating revenues at the Company’s financial services group was offset in part by an 8.7% increase in operating revenues at the information technology group in 2007 over 2006. This growth in operating revenues was primarily due to acquisition activity and organic growth at the property information segment, growth in default revenues at the mortgage information segment and organic growth at the First Advantage segment.

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

Operating revenues—A summary by segment of the Company’s operating revenues is as follows:

	2007	%	2006	%	2005	%
	(in thousands, except percentages)
Financial Services:
Title Insurance:
Direct operations	$2,895,766	37	$3,063,911	37	$3,017,050	38
Agency operations	2,619,893	33	2,995,241	36	2,857,881	36

	5,515,659	70	6,059,152	73	5,874,931	74
Specialty Insurance	302,822	4	309,261	4	275,207	4

	5,818,481	74	6,368,413	77	6,150,138	78

Information Technology:
Mortgage Information	507,342	7	527,218	7	584,344	7
Property Information	740,544	9	599,638	7	511,852	7
First Advantage	856,542	11	809,723	10	635,978	8

	2,104,428	27	1,936,579	24	1,732,174	22
Eliminations	(110,874)	(1)	(65,879)	(1)	(24,674)	—

	$7,812,035	100	$8,239,113	100	$7,857,638	100

Financial Services.    Operating revenues from direct title operations decreased 5.5% in 2007 over 2006 and increased 1.6% in 2006 over 2005. The decrease in 2007 from 2006 was primarily due to a decrease in the number of orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The increase in 2006 over 2005 was primarily due to an increase in the average revenues per order closed, offset in part by a decrease in the number of orders closed. The average revenues per order closed were $1,707, $1,642 and $1,496 for 2007, 2006 and 2005, respectively. The Company’s direct title operations closed 1,696,500, 1,865,700 and 2,017,200 title orders during 2007, 2006 and 2005, respectively, a decrease of 9.1% in 2007 from 2006 and 7.5% in 2006 from 2005. The fluctuations in closings primarily reflected decreasing mortgage origination activity, balanced against market share gains that resulted from organic growth and acquisition activity. Operating revenues from agency title operations decreased 12.5% in 2007 over 2006 and increased 4.8% in 2006 over 2005. These fluctuations reflect the same factors affecting direct title operations compounded by the timing of the reporting of agency remittances.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $75.0 million, $230.3 million and $376.4 million for 2007, 2006 and 2005, respectively.

Specialty insurance operating revenues decreased 2.1% in 2007 over 2006 and increased 12.4% in 2006 over 2005. The decrease in 2007 from 2006 was due to the decline in home warranty contracts issued in connection with resale transactions, offset in part by market share growth at the Company’s property and casualty insurance division’s renters division. The increase in 2006 over 2005 reflected continued geographic expansion at the Company’s home warranty division as well as market share gains and premium increases at the Company’s property and casualty insurance division, offset in part by the decrease in resale transactions.

Information Technology.    Mortgage information operating revenues decreased 3.8% in 2007 from 2006 and 9.9% in 2006 over 2005. These decreases were primarily attributable to declining mortgage origination volumes as well as increases in the estimated servicing life of the tax service loan portfolio due to a slowdown in prepayment speeds, which resulted in the deferral of a larger portion of the tax service fee. Offsetting these decreases was the growth in default-related revenues.

Total operating revenues for the mortgage information segment contributed by new acquisitions were $3.7 million, $3.9 million and $23.3 million for 2007, 2006 and 2005, respectively.

Property information operating revenues increased 23.5% in 2007 over 2006 and 17.2% in 2006 over 2005. These increases primarily reflected $63.0 million and $9.2 million of operating revenues contributed by new acquisitions for the respective periods, as well as organic growth, particularly in the appraisal division. These increases were offset in part by the decline in mortgage originations and the tightening of the credit markets which led to a decrease in mortgage securitization activity and therefore the demand for some of the mortgage analytic product offerings.

First Advantage operating revenues increased 5.8% in 2007 over 2006 and 27.3% in 2006 over 2005. These increases were primarily attributable to $17.4 million and $137.1 million of operating revenues contributed by new acquisitions for the respective periods as well as organic growth.

Investment and other income—Investment and other income totaled $308.5 million, $267.6 million and $211.7 million in 2007, 2006 and 2005, respectively, an increase of $40.9 million, or 15.3% in 2007 over 2006, and $55.9 million, or 26.4% in 2006 over 2005. These increases were primarily due to the growth in interest income resulting from increases in the average investment portfolio balance and higher yields. Offsetting in part the growth in interest income for 2006 over 2005 was a 29.1% decrease in equity in earnings of unconsolidated affiliates, which are accounted for under the equity method of accounting.

Gain on issuance of subsidiary stock—Gain on issuance of subsidiary stock totaled $9.4 million in 2007, $9.3 million in 2006 and $25.7 million in 2005. These amounts represent realized gains relating to the issuance of shares by the Company’s publicly-traded subsidiary, First Advantage Corporation (First Advantage).

Net realized investment gains/losses—Net realized investment gains totaled $65.7 million in 2007, $6.1 million in 2006 and $9.7 million in 2005. The 2007 total included $117.8 million of realized gains at the Company’s First Advantage segment resulting from the sale of a portion of its DealerTrack Holdings, Inc. investment and its sale of the US Search subsidiary, $79.6 million in realized gains at the property information segment, which primarily reflected the combination of the Company’s RES division with CoreLogic Systems, Inc., and $5.0 million of miscellaneous realized investment gains at the title insurance segment. Offsetting in part the 2007 realized gains were realized investment losses of $86.3 million at the title insurance segment, which primarily reflected impairment losses related to the valuations of two unconsolidated affiliates, $22.2 million of impairment losses at the property information segment related to the valuations of certain unconsolidated affiliates and $35.0 million of impairment losses at the corporate level primarily related to the valuations of certain unconsolidated affiliates. The 2006 total included a realized gain of $7.0 million recognized by the Company’s First Advantage segment relating to a follow-on stock offering by DealerTrack Holdings, Inc., as well as a $3.0 million realized loss recognized at the Company’s title insurance segment resulting from an asset write-down. The 2005 total included a realized gain of $9.5 million recognized by the First Advantage segment, relating to the completion of an initial public offering by DealerTrack Holdings, Inc.

Salaries and other personnel costs—A summary by segment of the Company’s salaries and other personnel costs is as follows:

	2007	%	2006	%	2005	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$1,723,885	66	$1,798,340	70	$1,731,472	71
Specialty Insurance	60,585	2	61,502	3	56,205	2

	1,784,470	68	1,859,842	73	1,787,677	73

Information Technology:
Mortgage Information	186,158	7	201,910	8	234,885	10
Property Information	302,406	12	238,915	9	183,488	8
First Advantage	275,918	11	237,604	9	180,352	7

	764,482	30	678,429	26	598,725	25

Corporate	78,866	3	59,800	2	56,502	3
Eliminations	(24,267)	(1)	(26,718)	(1)	(13,991)	(1)

	$2,603,551	100	$2,571,353	100	$2,428,913	100

Financial Services.    The Company’s title insurance segment comprises over 96% of total salaries and other personnel costs for the financial services group. The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors; the need to monitor personnel changes to match the level of corresponding or anticipated new orders, and the need to provide quality service. In addition, this segment’s growth in operations that specialize in commercial, builder and lender title business has created ongoing fixed costs required to service accounts.

Title insurance personnel expenses decreased $74.5 million or 4.1% in 2007 from 2006 and increased $66.9 million or 3.9% in 2006 over 2005. Excluding new acquisitions, in 2007 salaries and other personnel costs decreased $116.1 million, or 6.5% from 2006. Included in salaries and other personnel costs for 2007 were $19.2 million of employee separation costs related to the Company’s reduction of its staffing levels and consolidation of 195 title branches. The decreases in salaries and other personnel expenses primarily reflect a reduction in base salary expense as well as bonus expense resulting from personnel reductions and lower levels of profits. In 2007 title insurance staff reductions totaled 2,996. This reduction in staff is anticipated to result in an additional cost savings in 2008 of approximately $88.6 million. The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. Title insurance personnel expenses increased 3.9% in 2006 over 2005. This increase was primarily due to $75.3 million of personnel costs associated with new acquisitions, offset in part by cost reductions in response to the decline in mortgage originations. The Company’s direct title operations opened 2,401,500, 2,510,400, and 2,700,000 orders in 2007, 2006, and 2005, respectively, representing a decrease of 4.3% in 2007 over 2006 and 7.0% in 2006 over 2005. These decreases primarily reflect the decline in mortgage originations, offset in part by market share growth that resulted from organic growth and acquisition activity.

Information Technology.    Mortgage information salary and other personnel expenses decreased 7.8% in 2007 from 2006 and 14.0% in 2006 from 2005. These decreases reflect general expense reductions in response to the decrease in mortgage originations, decreases in headcount and continued offshoring initiatives offset in part by increased costs at the default division necessary to service the increased business volume. Included in mortgage information personnel expenses for 2007 and 2006 were $2.3 million and $3.2 million of costs associated with new acquisitions, respectively. Fiscal 2007 staff reductions are expected to result in additional cost savings in 2008 of $2.2 million.

Property information salary and other personnel expenses increased 26.6% in 2007 over 2006 and 30.2% in 2006 over 2005. The 2007 increase over 2006 was primarily related to increased appraisal related expenses and offshoring activities, which had the effect of minimizing increase in other costs. Excluding acquisition activity, property information personnel expenses increased $35.2 million, or 14.7% for 2007 over 2006 and $49.6 million, or 27.0% for 2006 over 2005. Included in salary and other personnel expenses for 2007 were $1.7 million of costs associated with employee terminations and other restructuring expenses. During 2007, there were headcount reductions in the property information segment that are anticipated to generate additional cost savings of $10.6 million in 2008.

First Advantage salary and other personnel expenses increased 16.1% in 2007 and 31.7% in 2006. Excluding acquisition activity, First Advantage personnel and expenses increased $33.2 million, or 14.0% for 2007 over 2006 and $20.1 million, or 11.1% for 2006 over 2005. These increases were primarily due to international growth in the employer services and litigation services divisions. Also contributing to the increase for 2007 were $8.0 million in severance costs incurred in the first quarter of 2007 associated with the resignation of the chief executive officer of First Advantage and $0.9 million for costs incurred in connection with operational consolidations in the employer services segment. The increase in 2006 over 2005 was due to increased expenses to service the increase in business volume.

Corporate.    Corporate salary and other personnel expenses increased 31.9% in 2007 over 2006 and 5.8% in 2006 over 2005. The increase in 2007 over 2006 was primarily due to a $29.5 million increase in costs at the corporate level related to the Company’s self-funded health plans. This amount reflected a $5.3 million expense charge in 2007, which represented a worse than anticipated performance for these plans, compared with a $24.2 million expense credit in 2006, which reflected better than anticipated performance. Excluding the effects of the Company’s self-funded health plans, corporate personnel expenses decreased 17.3% in 2007 from 2006, primarily reflecting a decrease in bonus expense in response to the decrease in the Company’s profits.

The increase in 2006 over 2005 was primarily attributable to an increase in share-based compensation expense, which was related to the adoption of SFAS 123R, offset in part by reduced bonus expense in response to the decrease in the Company’s profits.

Premiums retained by agents—A summary of agent retention and agent revenues is as follows:

	2007	2006	2005
	(in thousands, except percentages)
Agent retention	$2,096,614	$2,393,348	$2,298,622

Agent revenues	$2,619,893	$2,995,241	$2,857,881

% retained by agents	80.0%	79.9%	80.4%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergencies in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations.

Other operating expenses—A summary by segment of the Company’s other operating expenses is as follows:

	2007	%	2006	%	2005	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$1,194,838	58	$1,106,719	57	$1,030,910	59
Specialty Insurance	50,962	2	47,697	2	35,884	2

	1,245,800	60	1,154,416	59	1,066,794	61

Information Technology:
Mortgage Information	204,697	10	177,702	9	173,755	10
Property Information	241,911	12	188,097	10	166,476	10
First Advantage	421,994	20	420,488	21	336,718	19

	868,602	42	786,287	40	676,949	39

Corporate	44,938	2	50,369	3	13,774	1
Eliminations	(86,607)	(4)	(39,161)	(2)	(10,682)	(1)

	$2,072,733	100	$1,951,911	100	$1,746,835	100

Financial Services.    The Company’s title insurance segment comprises over 95% of total other operating expenses for the Financial Services group. Title insurance other operating expenses (principally direct operations) increased 8.0% in 2007 over 2006 and 7.4% in 2006 over 2005. The increase in 2007 over 2006 was primarily due to a $36 million reduction in the level of vendor expense reimbursements, $23.4 million of other operating expenses associated with new acquisitions, $17.1 million in expenses incurred in connection with the consolidation of certain title insurance branches and costs associated with international expansion and Louisiana Road Home recovery efforts, offset in part by cost reductions in response to the decrease in mortgage originations. The decrease in vendor expense reimbursements reflects a change in the Company’s treasury management practices to include more investment programs and borrowing agreements and less vendor arrangement services; accordingly, the decrease in vendor expense reimbursements was more than offset by increased interest income. The increase in 2006 over 2005 was primarily due to $73.8 million of other operating expenses associated with new acquisitions, as well as an increase in litigation and regulatory charges, offset in part by cost reductions in response to the decrease in mortgage originations and title orders. Litigation and regulatory charges in 2007, 2006 and 2005 totaled $28.1 million, $32.9 million and $12.5 million, respectively.

Information Technology.    Mortgage information other operating expenses increased 15.2% in 2007 over 2006 and 2.3% in 2006 over 2005. The increase in 2007 over 2006 was primarily due to approximately $17.0 million in increased costs at the default division (i.e., inspection fees and property preservation costs) associated with the increase in default business, increased outsourcing costs and $1.7 million of costs associated with new acquisitions. The increase in 2006 over 2005 was primarily due to $2.3 million of costs associated with new acquisitions.

Property information other operating expenses increased 28.6% in 2007 over 2006 and 13.0% in 2006 over 2005. Excluding other operating expenses of $28.4 million and $3.0 million associated with new acquisitions for the respective periods, other operating expenses for property information increased 13.5% in 2007 over 2006 and 11.2% in 2006 over 2005. These increases were primarily due to an increase in third party appraiser fees due primarily to the growth in the appraisal business.

First Advantage other operating expenses increased 0.4% in 2007 over 2006 and 24.9% in 2006 over 2005. Excluding other operating expenses of $8.7 million and $61.5 million associated with new acquisitions for the respective periods, other operating expenses for First Advantage decreased 1.7% in 2007 over 2006 and increased 6.6% in 2006 over 2005. The decrease in 2007 over 2006 was primarily due to a reduction of certain variable expenses associated with a decline in volumes in the lender services business. The increase in 2006 over 2005 was primarily due to an increase in cost of service fees primarily associated with the growth in the data services and dealer divisions.

Corporate.    Corporate other operating expenses decreased $5.4 million in 2007 from 2006 and increased $36.6 million in 2006 over 2005. The decrease in 2007 from 2006 was primarily due to cost reductions in response to the decrease in business volume. The increases in 2006 over 2005 reflected higher consulting and professional fees, as well as increased technology costs and expenses incurred in connection with the Company’s review of its historical stock option granting practices.

Provision for title losses and other claims—A summary by segment of the Company’s provision for title losses and other claims is as follows:

	2007	%	2006	%	2005	%
	(in thousands, except percentages)
Title Insurance	$709,934	79	$482,567	73	$288,713	63

Specialty Insurance:
Home Warranty	98,070	11	95,238	15	90,175	20
Property and Casualty Insurance	67,122	8	59,568	9	52,442	11

	165,192	19	154,806	24	142,617	31

All other segments	18,819	2	19,574	3	25,700	6

	$893,945	100	$656,947	100	$457,030	100

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 12.9% in 2007, 8.0% in 2006 and 4.9% in 2005. During 2007, the Company recorded $365.9 million in title insurance reserve strengthening adjustments. The adjustments reflect changes in estimates for ultimate losses expected, primarily from policy years 2004 through 2006. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2007. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2007; increases in defaults and foreclosures during 2007; a large single fraud loss from a closing protection letter claim involving multiple properties; higher-than-expected claims emergence for business from a large agent; and higher-than-expected claims emergence from a recently-acquired underwriter.

The current economic environment appears to have more potential for volatility than usual over the short term, particularly in the real estate and mortgage markets which directly affect title claims. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision for the period. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders are a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses.

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. This environment increases the potential for claims on lenders’ title policies. By the same reasoning, title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. Management believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders are now experiencing higher losses on mortgage loans from prior years, including loans that were originated during 2004-2007. These losses have led to higher title insurance claims on lenders policies, and also accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 1991-2003 are all below 6.0% and average 4.8%. By contrast, loss ratios for policy years 2004-2006 range from 6.2% to 7.8%. The major causes of the higher loss ratios for those three policy years are believed to be confined mostly to that period and the early part of 2007. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratio for policy year 2007 is 6.4%, which is lower than the ratios for 2005 and 2006. This is due in part to the transition to more favorable underwriting conditions that occurred in the second half of 2007.

During 2007, mortgage loan underwriting standards became more stringent and housing price levels decreased. These increased standards would be expected to reduce the claims risk for title insurance policies issued later in 2007. Claim frequency related to 2007 policies declined in each quarter, and average claim severity reached its lowest level of the year for policies issued in the fourth quarter. In early 2008, the current credit environment is tighter than in 2007, resulting in higher quality mortgage loans underlying current title policies and a lower proportion of subprime loans. Lower residential real estate prices also reduce potential risk exposure on policies being issued currently. For these reasons management expects the trend of declining policy year loss ratios to continue with the 2008 policy year.

The increase in rate for 2006 was primarily due to a $155.0 million reserve strengthening adjustment recorded in the second quarter of 2006. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, and included in the mid-year actuarial analysis performed by the Company’s independent third party actuary.

The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 53.8% in 2007, 50.5% in 2006 and 51.7% in 2005. The increase in the rate from 2007 over 2006 was primarily due to an increase in claims severity. The average cost per claim increased due in part to an increase in the cost of replacing air conditioners with models that met new federal guidelines related to energy efficiency. The decreased rate in 2006 from 2005 was primarily due to a reduction in the average number of claims incurred per contract as well as contract price increases.

The provision for property and casualty claims, expressed as a percentage of property and casualty operating revenues, was 55.6% in 2007, 49.4% in 2006 and 52.0% in 2005. The increase in the rate from 2007 over 2006 was the result of a $5.0 million incurred loss deductible before reinsurance recoveries on Southern California wildfires in October 2007 and $3 million incurred on winter freeze losses in January 2007. The decreased rate in 2006 from 2005 was primarily due to the absence of winter storm losses in 2006 when compared to $4.1 million incurred on winter losses in 2005.

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$936,989	$671,054	$526,516
Provision related to:
Current year	528,080	449,131	409,940
Prior years	365,865	207,816	47,090

	893,945	656,947	457,030

Payments related to:
Current year	219,179	217,327	231,632
Prior years	268,486	173,459	132,564

	487,665	390,786	364,196

Other	14,363	(226)	51,704

Balance at end of year	$1,357,632	$936,989	$671,054

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions and foreign currency gains/losses. Included in “Other” for 2005 were $48.6 million in purchase accounting adjustments related to acquisitions in the title insurance and services segment. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $186.5 million, $174.0 million and $169.0 million in 2007, 2006 and 2005, respectively, that relate to the Company’s non-title insurance operations.

Depreciation and amortization—Depreciation and amortization increased 12.3% in 2007 over 2006 and 31.4% in 2006 over 2005. These increases were primarily due to an increase in the amortization of intangibles as a result of acquisition activity and an increase in the amortization of capitalized data and software as a result of new capital expenditures. Depreciation and amortization, as well as capital expenditures for each of the Company’s segments, are summarized in Note 23 to the consolidated financial statements.

Premium taxes—A summary by pertinent segment of the Company’s premium taxes is as follows:

	2007	%	2006	%	2005	%
	(in thousands, except percentages)
Title Insurance	$60,944	93	$66,607	93	$59,269	92
Specialty Insurance	4,776	7	5,152	7	4,924	8

	$65,720	100	$71,759	100	$64,193	100

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

Interest—Interest expense increased $5.7 million, or 7.9% in 2007 over 2006 and $18.9 million, or 35.1% in 2006 over 2005. The increase for 2007 primarily reflected new borrowings under the Company’s credit agreement, an increase in acquisition-related indebtedness, as well as higher interest rates. The increases for 2006 were primarily due to an increase in acquisition-related indebtedness as well as higher interest rates.

Income/(Loss) before income taxes and minority interests—A summary by segment is as follows:

	2007	%	2006	%	2005	%
	(in thousands, except percentages)
Financial Services:
Title Insurance	$(234,359)	(66)	$305,685	40	$544,740	55
Specialty Insurance	39,728	11	56,406	8	47,557	5

	(194,631)	(55)	362,091	48	592,297	60

Information Technology:
Mortgage Information	100,407	28	119,141	16	138,382	14
Property Information	216,535	61	151,898	20	149,673	15
First Advantage	232,991	66	117,248	16	103,549	11

	549,933	155	388,287	52	391,604	40

	355,302	100	750,378	100	983,901	100

Corporate	(203,239)		(153,475)		(86,159)

	$152,063		$596,903		$897,742

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions are affected by whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Given current and expected market conditions, management is continuing to analyze the terms and profitability of its agent relationships and is working to amend agent agreements to the extent possible. Amendments being sought include, among others, changing the percentage of premium retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, management may elect to terminate certain agreements. Additionally, market conditions may continue to negatively impact the performance and financial conditions of the Company’s title agents. Should title agents encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings, and liquidity.

Most of the businesses included in the Information Technology group are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally improve as revenues increase. Revenues for the mortgage information segment, like the title insurance segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Revenues for the property information segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and mortgage information revenues as a result of a significant subscription-based revenue stream, new product innovation, expanding secondary market applications and an increase in non-mortgage related customers. Most of the revenues for the First Advantage segment are unaffected by real estate activity, with the exception of the lender business, which is dependent on real estate activity. The Company expects the real estate and mortgage markets to remain difficult in 2008. The lack of secondary market activity and tightness of the credit markets continues to adversely affect demand for the Company’s products. Therefore, management will remain focused on expense reductions, including further reducing personnel costs, consolidating offices and rationalizing agency relationships.

Income taxes—The Company’s effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense), was 107.7% for 2007, 43.3% for 2006 and 40.2% for 2005. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The difference in the effective tax rate was primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests, the $378.6 million reserve adjustment recorded in the 2007, for which a corresponding tax benefit was recognized at 36%, as well as changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. Information regarding items included in the reconciliation of the effective rate with the federal statutory rate is contained in Note 13 to the consolidated financial statements.

Minority interests—Minority interests in net income of consolidated subsidiaries increased $22.4 million in 2007 over 2006 and decreased $4.7 million in 2006 from 2005. Minority interest typically fluctuates proportionately with the relative changes in the profits of FARES, which includes certain companies in the Company’s mortgage information, property information and First Advantage segments. Contributing to the increase for 2007 over 2006 was minority interest on the $117.8 million realized gain at the Company’s First Advantage segment resulting from the sale of a portion of its investment in DealerTrack Holdings, Inc. and its US Search subsidiary, and minority interest on $77.1 million in realized gains at the property information segment, which reflected the combination of the Company’s RES division with CoreLogic Systems, Inc.

Net (loss) income—Net (loss) income and per share information are summarized as follows (see Note 14 to the consolidated financial statements):

	2007	2006	2005
	(in thousands, except per share amounts)
Net (loss) income	$(3,119)	$287,676	$480,380

Per share of common stock:
Net income:
Basic	$(0.03)	$2.99	$5.09

Diluted	$(0.03)	$2.92	$4.92

Weighted-average shares:
Basic	94,649	96,206	94,351

Diluted	94,649	98,653	97,691

Liquidity and Capital Resources

Cash provided by operating activities amounted to $659.6 million, $612.1 million, and $926.2 million for 2007, 2006, and 2005, respectively, after net claim payments of $487.7 million, $382.5 million, and $373.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2007, were for company acquisitions, additions to the investment portfolio, capital expenditures, dividends, distributions to minority shareholders, the repayment of debt and the repurchase of Company shares. The most significant nonoperating sources of cash and cash equivalents were proceeds from the issuance of notes, and proceeds from the sales and maturities of certain marketable and other long-term investments. The net effect of all activities on total cash and cash equivalents was a decrease of $242.3 million for 2007, decrease of $156.3 million for 2006, and an increase of $224.5 million for 2005.

Notes and contracts payable, as a percentage of total capitalization, were 21.6% as of December 31, 2007, as compared with 20.3% as of the prior year-end. This increase was primarily attributable to the net loss for the year, and a decrease in the equity base as a result of the Company’s share repurchase activity. Notes and contracts payable are more fully described in Note 10 to the consolidated financial statements.

Additionally, the Company has received a financing commitment from Wells Fargo for a $200.0 million interim credit facility. Prior to or at the time of the proposed spin-off of the financial services companies, the Company expects to put in place separate credit facilities for both the financial services and the information solutions companies.

In November 2005, the Company amended and restated its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment and restatement extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. Under the amended and restated credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. On August 11, 2006, the Company obtained a waiver from the lenders under the amended and restated credit agreement waiving the breach created by the Company’s inability to timely file its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006. On November 3, 2006, the Company entered into an Amendment No. 1 and Waiver with the lenders, extending the waiver referred to above with respect to the then outstanding quarterly reports on Form 10-Q for the fiscal quarters ended June 30 and September 30, 2006, which were later filed on January 8, 2007, prior to the expiration of the waiver. At December 31, 2007, the Company is in compliance with key debt covenants under the amended and restated credit agreement. The line of credit had a balance outstanding of $200.0 million at December 31, 2007. The Company’s publicly-traded subsidiary, First Advantage, has one bank credit agreement. This agreement provides for a $225.0 million revolving line of credit and is collateralized by the stock of First Advantage’s subsidiaries. Under the terms of the credit agreement, First Advantage is required to satisfy certain financial requirements. At December 31, 2007, First Advantage was in compliance with the financial covenants of its credit agreement. The line of credit remains in effect until September 2010 and was unused at December 31, 2007.

On February 2, 2007, the Company’s joint venture with Experian, FARES, entered into a Credit Agreement with Wells Fargo Bank, whereby FARES borrowed $100.0 million for the purpose of consummating a business merger. This loan was subsequently repaid in full in 2007. The Company guaranteed repayment of the loan pursuant to a Continuing Guaranty, dated as of February 2, 2007, between the Company and Wells Fargo Bank, NA. The business merger involved the Company’s First American Real Estate Solutions (RES) division, a part of its FARES subsidiary, and Sacramento, Calif.-based CoreLogic Systems, Inc., a leading provider of mortgage risk assessment and fraud prevention solutions. The merger resulted in a new, combined company, majority owned by FARES. FARES owns approximately 82 percent of the economic interests of the combined company through the ownership of high vote Class B shares. CoreLogic’s stockholders own approximately 18 percent of the economic interests of the combined company through the ownership of Class A shares. In addition to the Class A shares, CoreLogic’s stockholders received cash consideration of $100.0 million. To finance the cash consideration, FARES made a loan of $100.0 million to the combined company. Fifty million dollars of the loan from FARES to the combined entity was repaid in 2007 and the remainder in 2008.

In December 2007, First American Corelogic, Inc. (First American CoreLogic) entered into a secured financing arrangement with Banc of America Leasing & Capital, LLC. The initial borrowing under the arrangement was $50 million in 2007 with an additional $50 million borrowed in January 2008. Borrowings under the arrangement are secured by the capitalized software and data of First American Corelogic and are guaranteed by FARES.

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $5.0 billion and $8.7 billion at December 31, 2007 and 2006, respectively, of which $679.7 million and $755.4 million were held at the Company’s trust company and thrift company. The escrow deposits held at the Company’s trust company and thrift company are included in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions. Trust deposits totaled $3.7 billion and $3.3 billion at December 31, 2007 and 2006, respectively, and were held at the Company’s trust company. Escrow deposits held at third-party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

In addition, the Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $1.5 billion and $2.0 billion at December 31, 2007 and 2006, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2007, is as follows:

	Notes and contracts payable	Interest on notes and contracts payable	Operating leases	Claim losses	Deferrable interest subordinated notes	Total
2008	$436,815	$47,516	$231,203	$338,178	—	$1,053,712
2009	71,913	36,394	164,917	207,841	—	481,065
2010	56,227	33,879	107,326	167,343	—	364,775
2011	30,322	29,580	72,673	126,036	—	258,611
2012	18,877	28,348	53,628	96,121	$100,000	296,974
Later years	291,892	150,944	99,481	422,113	—	964,430

	$906,046	$326,661	$729,228	$1,357,632	$100,000	$3,419,567

The timing of claim payments are estimated and are not set contractually. Nonetheless, based on historical claims experience, we anticipate the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for uncertain tax positions under FIN 48 will increase or decrease over time; therefore the FIN 48 liability of $45.0 million has not been included in the contractual obligations table (see Note 13 to the consolidated financial statements).

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2008 from its insurance subsidiaries is $112.4 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 2 to the consolidated financial statements.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100.0 million of its common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200.0 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500.0 million. Between inception of the plan and December 31, 2007, the Company had repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million. On January 15, 2008, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $800.0 million with current remaining capacity of $360.4 million.

Due to the Company’s significant liquid-asset position and its consistent ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage the perceived risk. However, it does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates. The Company is also subject to equity price risk as related to its equity securities. At December 31, 2007, the Company had equity securities with a book value of $84.8 million and fair value of $147.1 million. Although the Company has exchange rate risk for its operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loans
Book Value	$198,055						$198,055	$198,055
Average Interest Rate	2.18%							100.0%
Debt Securities
Book Value	$63,168	90,063	73,480	65,778	67,274	1,011,562	$1,371,325	$1,368,212
Average Interest Rate	4.23%	4.77%	5.66%	5.70%	5.20%	5.24%		99.8%
Loans Receivable, net
Book Value	$1,875	294	—	2,927	4,909	106,746	$116,751	$117,186
Average Interest Rate	7.43%	6.86%	—	7.35%	7.88%	7.18%		100.4%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$234,707						$234,707	$234,707
Average Interest Rate	3.40%							100.0%
Variable Rate Demand Deposits
Book Value	$20,100						$20,100	$20,100
Average Interest Rate	4.63%							100.0%
Fixed Rate Demand Deposits
Book Value	$26,288	8,839	5,093	950	2,681		$43,851	$43,922
Average Interest Rate	5.06%	5.07%	5.26%	5.35%	5.42%			100.2%
Notes Payable
Book Value	$436,815	71,913	56,227	30,322	18,877	291,892	$906,046	$863,753
Average Interest Rate	5.97%	8.57%	8.28%	7.72%	7.30%	7.76%		95.3%
Deferrable Interest Subordinates Notes
Book Value					$100,000		$100,000	$122,584
Average Interest Rate					8.50%			122.6%

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The First American Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006, the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006 and the manner in which it accounts for uncertain income tax positions as of January 1, 2007.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded CoreLogic Systems, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded CoreLogic Systems, Inc. from our audit of internal control over financial reporting. CoreLogic Systems, Inc. is a majority owned subsidiary of the Company whose total assets and total revenues represent 2.1% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/    PRICEWATERHOUSECOOPERS LLP

Orange County, California

February 29, 2008

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31
	2007	2006
ASSETS
Cash and cash equivalents	$1,162,569	$1,404,884

Accounts and accrued income receivable, less allowances ($51,639 and $62,467)	559,996	557,957

Income taxes receivable	39,187	—

Investments:
Deposits with savings and loan associations and banks	198,055	111,875
Debt securities	1,368,212	1,185,915
Equity securities	147,102	53,988
Other long-term investments	457,764	578,738

	2,171,133	1,930,516

Loans receivable, net	116,751	101,641

Property and equipment, net	755,435	741,691

Title plants and other indexes	645,679	585,794

Deferred income taxes	23,274	43,890

Goodwill	2,567,340	2,307,384

Other intangible assets, net	346,207	275,992

Other assets	260,350	274,536

	$8,647,921	$8,224,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$743,685	$806,326

Accounts payable and accrued liabilities:
Accounts payable	152,989	159,923
Salaries and other personnel costs	280,394	286,771
Pension costs and other retirement plans	300,782	352,957
Other	389,459	245,495

	1,123,624	1,045,146

Deferred revenue	756,202	753,466

Reserve for known and incurred but not reported claims	1,357,632	936,989

Income taxes payable	—	20,265

Notes and contracts payable	906,046	847,991

Deferrable interest subordinated notes	100,000	100,000

	4,987,189	4,510,183

Minority interests in consolidated subsidiaries	675,907	512,049

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000 shares; Outstanding— 91,830 and 96,484 shares	91,830	96,484
Additional paid-in capital	762,734	983,421
Retained earnings	2,205,994	2,297,432
Accumulated other comprehensive loss	(75,733)	(175,284)

Total stockholders’ equity	2,984,825	3,202,053

	$8,647,921	$8,224,285

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2007	2006	2005
Revenues:
Operating revenues	$7,812,035	$8,239,113	$7,857,638
Investment and other income	308,476	267,594	211,728
Gain on stock issued by subsidiary	9,426	9,290	25,658
Net realized investment gains	65,668	6,056	9,727

	8,195,605	8,522,053	8,104,751

Expenses:
Salaries and other personnel costs	2,603,551	2,571,353	2,428,913
Premiums retained by agents	2,096,614	2,393,348	2,298,622
Other operating expenses	2,072,733	1,951,911	1,746,835
Provision for title losses and other claims	893,945	656,947	457,030
Depreciation and amortization	232,339	206,925	157,439
Premium taxes	65,720	71,759	64,193
Interest	78,640	72,907	53,977

	8,043,542	7,925,150	7,207,009

Income before income taxes and minority interests	152,063	596,903	897,742
Income taxes	43,689	220,100	323,500

Income before minority interests	108,374	376,803	574,242
Minority interests	111,493	89,127	93,862

Net (loss) income	(3,119)	287,676	480,380

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	42,600	975	(8,250)
Foreign currency translation adjustments	15,781	5,521	(853)
Minimum pension liability adjustment	41,170	(8,827)	(35,652)

	99,551	(2,331)	(44,755)

Comprehensive income	$96,432	$285,345	$435,625

Net income per share:
Basic	$(0.03)	$2.99	$5.09

Diluted	$(0.03)	$2.92	$4.92

Weighted-average common shares outstanding:
Basic	94,649	96,206	94,351

Diluted	94,649	98,653	97,691

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2004	90,058	$90,058	$792,916	$1,667,225	$(81,061)	$2,469,138
Net income for 2005	—	—	—	480,380	—	480,380
Dividends on common shares	—	—	—	(68,636)	—	(68,636)
Purchase of Company shares	(1,254)	(1,254)	(46,942)	—	—	(48,196)
Conversion of debt	16	16	635	—	—	651
Shares issued in connection with company acquisitions	2,379	2,379	85,626	—	—	88,005
Shares issued in connection with option, benefit and savings plans	4,661	4,661	125,987	—	—	130,648
Adjustment for APB 25 expense	—	—	(1,502)	—	—	(1,502)
Other comprehensive loss (Note 20)	—	—	—	—	(44,755)	(44,755)

Balance at December 31, 2005	95,860	95,860	956,720	2,078,969	(125,816)	3,005,733
Net income for 2006	—	—	—	287,676	—	287,676
Dividends on common shares	—	—	—	(69,213)	—	(69,213)
Purchase of Company shares	(1,158)	(1,158)	(45,360)	—	—	(46,518)
Conversion of debt	467	467	13,548	—	—	14,015
Shares issued in connection with company acquisitions	833	833	31,910	—	—	32,743
Shares issued in connection with option, benefit and savings plans	482	482	11,868	—	—	12,350
Share-based compensation expense	—	—	14,735	—	—	14,735
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(47,137)	(47,137)
Other comprehensive loss (Note 20)	—	—	—	—	(2,331)	(2,331)

Balance at December 31, 2006	96,484	96,484	983,421	2,297,432	(175,284)	3,202,053

Net loss for 2007	—	—	—	(3,119)	—	(3,119)
Dividends on common shares	—	—	—	(82,933)	—	(82,933)
Purchase of Company shares	(6,648)	(6,648)	(299,304)	—	—	(305,952)
Shares issued in connection with company acquisitions	19	19	627	—	—	646
Shares issued in connection with option, benefit and savings plans	1,975	1,975	59,211	—	—	61,186
Share-based compensation expense	—	—	18,779	—	—	18,779
Dividends paid deduction	—	—	—	2,720	—	2,720
Adjustment to adopt FIN 48	—	—	—	(8,106)	—	(8,106)
Other comprehensive income (Note 20)	—	—	—	—	99,551	99,551

Balance at December 31, 2007	91,830	$91,830	$762,734	$2,205,994	$(75,733)	$2,984,825

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,119)	$287,676	$480,380
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	893,945	656,947	457,030
Depreciation and amortization	232,339	206,925	157,439
Minority interests in net income	111,493	89,127	93,862
Net realized investment gains	(75,094)	(15,346)	(35,385)
Share-based compensation	43,407	25,654	2,144
Equity in earnings of affiliates	(47,708)	(44,534)	(62,819)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(487,665)	(382,514)	(372,969)
Net change in income tax accounts	(95,479)	(42,894)	153,273
Decrease (increase) in accounts and accrued income receivable	12,455	(53,570)	(7,666)
Increase (decrease) in accounts payable and accrued liabilities	32,308	(78,243)	27,823
(Decrease) increase in deferred revenue	(8,082)	(10,458)	20,501
Other, net	50,809	(26,627)	11,596

Cash provided by operating activities	659,609	612,143	925,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(239,543)	(261,589)	(378,620)
Net (increase) decrease in deposits with banks	(86,180)	(19,417)	24,661
Purchases of debt and equity securities	(672,264)	(522,948)	(609,468)
Proceeds from sales of debt and equity securities	176,047	227,706	55,977
Proceeds from maturities of debt securities	289,378	206,111	176,060
Net decrease (increase) in other long-term investments	256,005	(31,016)	65,209
Origination and purchases of loans and participations	(37,066)	(25,697)	(29,401)
Net decrease in loans receivable after originations and others	21,956	18,868	35,930
Capital expenditures	(229,108)	(219,760)	(200,856)
Purchases of capitalized data	(25,319)	(23,301)	(21,216)
Proceeds from sale of property and equipment	57,699	5,328	11,055

Cash used for investing activities	(488,395)	(645,715)	(870,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	(62,641)	113,151	293,746
Proceeds from issuance of notes	497,016	105,808	187,081
Repayment of debt	(465,881)	(200,805)	(201,955)
Purchase of Company shares	(305,952)	(46,518)	(48,196)
Proceeds from exercise of stock options	42,189	5,779	45,316
Proceeds from issuance of stock to employee benefit plans	8,568	5,684	8,942
Contributions from minority shareholders	19,037	7,926	10,700
Distributions to minority shareholders	(72,976)	(46,066)	(60,773)
Excess tax benefits from share-based compensation	7,103	1,446	—
Cash dividends	(79,992)	(69,093)	(64,900)

Cash (used for) provided by financing activities	(413,529)	(122,688)	169,961

Net (decrease) increase in cash and cash equivalents	(242,315)	(156,260)	224,501
Cash and cash equivalents—Beginning of year	1,404,884	1,561,144	1,336,643

Cash and cash equivalents—End of year	$1,162,569	$1,404,884	$1,561,144

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$65,419	$69,467	$51,434
Premium taxes	$67,524	$68,428	$56,570
Income taxes	$150,139	$246,401	$193,174
Noncash operating, investing and financing activities:
Shares issued for benefits plans	$—	$—	$76,390
Shares issued in repayment of convertible debt	$—	$14,015	$651
Company acquisitions in exchange for common stock	$647	$32,743	$88,005
Liabilities assumed in connection with company acquisitions	$146,955	$125,622	$278,793
Impact of adoption of FIN 48	$78,734	$—	$—
Exchange of net assets for interest in unconsolidated affiliate	$39,193	$—	$—

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The Company, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow services, investment advisory services, trust services, lending and deposit products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and First Advantage segments comprise its information technology group. The mortgage information segment offers real estate tax reporting and outsourcing, flood zone certification and monitoring, default management services, document preparation and other real estate related services. The property information segment licenses and analyzes data relating to real property, offers risk management and collateral assessment analytics, provides database management and offers appraisal and broker price opinion services. The First Advantage segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation (First Advantage) subsidiary, provides specialty credit reports to the mortgage lending and automotive lending industries, provides employment background screening, hiring management solutions, payroll and human resource management, corporate tax and incentive services, drug-free workplace programs and other occupational health services, employee assistance programs, resident screening and renter’s insurance, investigative services, computer forensics and electronic discovery services, motor vehicle records, transportation business credit services, automotive lead generation services, and supply chain security services.

On January 15, 2008, the Company announced its intention to spin-off its financial services companies, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation. The information solutions companies, which consist primarily of the current property information, mortgage information and First Advantage segments, will remain at the existing holding company, which will be renamed prior to the separation. The transaction, which the Company anticipates will be tax-free to its shareholders, is expected to close in the third quarter of 2008.

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of The First American Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control, and is not the primary beneficiary are accounted for using the equity method. Dividends from equity method investments for the years ended December 31, 2007 and 2006 were $60.4 million and $37.4 million, respectively. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Certain 2005 and 2006 amounts have been reclassified to conform to the 2007 presentation.

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

Title plants and other indexes

Title plants and other indexes include the Company’s title plants, flood zone databases and capitalized real estate data. Title plants and flood zone databases are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants and flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation or amortization. The carrying value for the flood zone certification database as of December 31, 2007 and 2006 is $52.9 million.

Capitalized real estate data, which is primarily used by the Company’s property information segment, is amortized using the straight-line method over estimated useful lives of 5 to 15 years. Amortization expense for the capitalized real estate data was $13.2 million, $11.8 million and $10.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company continually analyzes its title plant and other indexes for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $38.9 million and $40.4 million at December 31, 2007 and 2006, respectively.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment. The Company has selected September 30 as the annual valuation date to test goodwill for impairment. As of December 31, 2007 and 2006, no indications of impairment were identified.

Other intangible assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks and licenses. Each of these intangible assets, excluding licenses, are amortized on a straight-line basis over their useful lives ranging from 2 to 20 years and are subject to impairment tests on a periodic basis. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather tested for impairment by comparing the fair value of the license with its carrying value when an indicator of potential impairment has occurred. The carrying value for licenses as of December 31, 2007 and 2006 is $18.9 million and $17.7 million, respectively.

Impairment of long-lived assets and loans receivable

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.

During the year ending December 31, 2007, the Company recorded impairments of long-lived assets totaling $12.3 million at the corporate level. As of December 31, 2006 no indications of impairment were identified. In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2007 and 2006 no long-lived assets were classified as held for sale.

The Company has a $75.0 million investment in non-voting convertible preferred stock of a diversified provider of real estate settlement and related services that was subject to redemption on September 30, 2007, but

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was not redeemed as of that date. Based on the terms of the security, the convertible preferred stock was expected to be converted into common stock of that entity in the fourth quarter of 2007 based upon its appraised value, as determined by three independent appraisal firms. To date, that conversion has not occurred and based on the estimated fair value, the Company has recognized an impairment loss on the non-voting convertible preferred stock of $60.1 million. Additionally, during 2007 the Company recognized $56.1 million of impairment losses on investment in affiliates and other long-term investments including $13.7 million in the title insurance and services segment, $22.2 million in the property information segment and $20.2 million at the corporate level.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of impairment of loans receivable were identified during the three-year period ended December 31, 2007.

Reserve for known and incurred but not reported claims

The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (IBNR) loss reserve included in the Company’s consolidated balance sheets reflects management’s best estimate of the total costs required to settle all IBNR claims. If the ending reserve is not considered adequate, an adjustment is recorded.

During 2007, the Company hired a chief actuary to assist management in the process of assessing the loss provision rate and the resulting IBNR reserve. This process involves evaluation of the results of both an in-house actuarial review and independent actuarial study. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, including among others changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

Generally, twice a year, an independent third-party actuary produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial techniques and factoring methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is a second estimate that is used to validate the accuracy of the in-house analysis.

The Company’s management uses the point estimate of the projected IBNR from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required to settle all IBNR claims.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claims become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years is considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $131.9 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

In determining its best estimate of the appropriate IBNR reserve at December 31, 2007, management selected the single point estimate provided by the in-house year end actuarial analysis and a sensitivity analysis looking at the impact of the current and expected market conditions. There is no difference between the in-house actuary’s single point estimate of likely loss exposure and the Company’s IBNR balance at December 31, 2007.

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

Information Technology Group—The Company’s tax service division defers the tax service fee and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Revenues earned by most other products in the information technology group are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment of $8.1 million as a reduction to retained earnings.

Share-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, which establishes standards for share-based awards for employee services. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to provide services in exchange for the award. In accordance with the modified prospective method, the Company continues to use the Black-Scholes option-pricing model for all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. In conjunction with the adoption of SFAS 123R, the Company changed the method of attributing the value of share-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Compensation expense for all share-based awards granted prior to January 1, 2006 is recognized using the accelerated multiple-option approach, while compensation expense for all share-based awards granted subsequent to January 1, 2006, is recognized using the straight-line single option method unless another expense attribution model is required by SFAS 123R. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, forfeitures were recognized as they occurred. The Company elected to apply the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits upon adoption of SFAS 123R.

In 2007, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (RSU). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. Restricted stock units receive dividend equivalents in the form of restricted stock units having the same vesting requirements as the restricted stock units initially granted. The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense. RSUs receive dividend equivalents in the form of restricted stock units having the same vesting requirements as the restricted stock units initially granted.

In addition to stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognizes an expense in the amount equal to the discount. For the twelve months ended December 31, 2007 and 2006, the amount of the discount was $1.5 million and $1.0 million, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Share-based Compensation”, (SFAS 123). Under APB 25, compensation cost is measured as of the date the number of shares and exercise price become fixed. The terms of the award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. Compensation expense was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the stock option granted. Under APB 25, compensation cost for stock options was recognized over the vesting period.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company determined compensation cost based on the fair value for its stock options at grant date, 2005 net income and earnings per share would have been reduced to the pro forma amounts as follows:

Year ended December 31
(in thousands, except per share amounts)	2005
Net income:
Net income	$480,380
Add: APB No. 25 compensation recognized, net of tax	1,344
Less: stock based compensation expense, net of tax	(12,959)

Pro forma	$468,765

Net income per share:
Net income per share:
Basic	$5.09
Diluted	$4.92
Pro forma:
Basic	$4.97
Diluted	$4.80

Earnings per share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that net income is increased by the effect of interest expense, net of tax, on the Company’s convertible debt; and the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised, restricted stock units were vested and the debt had been converted. The dilutive effect of stock options and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of SFAS 123R.

Employee Benefit Plans

Effective December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and No. 132(R) “Employers” Disclosures About Pensions and Other Post Retirement Benefits”, (SFAS 158), (SFAS 87), (SFAS 88), (SFAS 106) and (SFAS 132R). This standard requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on their balance sheets and recognize changes in the funded status in the year in which changes occur, through other comprehensive income, (a component of shareholders’ equity). The funded status is measured as the difference between the fair value of

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. This standard also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this standard will be effective for years ending after December 15, 2008, with early application encouraged. The Company is already utilizing the measurement provisions of the standard.

Prior to the adoption of the recognition provisions of SFAS 158 discussed below, the Company accounted for its defined benefit pension plans under SFAS 87. SFAS 87 required that a liability (minimum pension liability) be recorded as a non-cash charge to accumulated other comprehensive income in stockholder’s equity. Under SFAS 87, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS 158, the Company recognized the amounts of prior charges in the funded status of its post-retirement benefit plans through accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 31, 2006:

	Prior to application of SFAS 158	Adjustments	After application of SFAS 158
	(in thousands)
Other intangible assets, net	$276,211	$(219)	$275,992
Accrued pension costs and other retirement plans	$280,658	$72,299	$352,957
Deferred income taxes	$18,509	$25,381	$43,890
Accumulative other comprehensive loss	$(128,147)	$(47,137)	$(175,284)
Total stockholders’ equity	$3,249,190	$(47,137)	$3,202,053

Foreign Currency

The Company operates foreign subsidiaries in countries including Australia, Canada, China, Hong Kong, Ireland, Latin America, New Zealand, India, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Other operating expenses.”

Risk of real estate market

Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, the majority of the Company’s revenues can be adversely affected during periods of high interest rates, limited money supply and/or declining real estate values.

Escrow and trust deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $5.0 billion and $8.7 billion at December 31, 2007 and 2006, respectively, of which $679.7 million and $755.4

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million were held at the Company’s Trust Company and the Thrift. The escrow deposits held at the Company’s Trust Company and Thrift are included in the accompanying consolidated balance sheets, with $679.7 million included in debt securities at December 31, 2007 and $143.5 million included in cash and cash equivalents and $611.9 million included in debt securities at December 31, 2006, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.7 billion and $3.3 billion at December 31, 2007 and 2006, respectively, and were held at the Company’s Trust Company. Escrow deposits held at third-party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

Like-kind exchanges

The Company facilitates tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company, is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $1.5 billion and $2.0 billion at December 31, 2007 and 2006, respectively. Though the Company is the legal and beneficial owner of such proceeds and property, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. The Company remains contingently liable to the customer for the transfers of property, disbursements of proceeds and a return on the proceeds.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The provisions of SFAS 157 are effective for the Company on January 1, 2008 and interim periods within that fiscal year. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for fiscal years beginning after December 15, 2008, and interim periods within the fiscal year. SFAS 141(R) will be applied prospectively and early adoption is prohibited. The Company is currently assessing the impact of adopting SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2008, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity (unaudited):

Investments carried at $35.1 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2007.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2008 is $112.4 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory capital and surplus of $309.1 million and $753.7 million at December 31, 2007 and 2006, respectively. Statutory net income for the years ended December 31, 2007, 2006 and 2005, was $12.1 million, $187.7 million and $246.5 million, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2007
U.S. Treasury securities	$201,626	$2,915	$(335)	$204,206
Corporate securities	207,074	3,573	(1,675)	208,972
Obligations of states and political subdivisions	141,341	1,499	(508)	142,332
Mortgage-backed securities	821,284	1,005	(9,587)	812,702

	$1,371,325	$8,992	$(12,105)	$1,368,212

December 31, 2006
U.S. Treasury securities	$214,764	$812	$(5,910)	$209,666
Corporate securities	212,933	3,358	(3,285)	213,006
Obligations of states and political subdivisions	120,422	1,587	(792)	121,217
Mortgage-backed securities	645,876	897	(4,747)	642,026

	$1,193,995	$6,654	$(14,734)	$1,185,915

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$60,665	$60,577
Due after one year through five years	281,061	282,875
Due after five years through ten years	100,930	102,197
Due after ten years	107,385	109,861

	550,041	555,510
Mortgage-backed securities	821,284	812,702

	$1,371,325	$1,368,212

The cost and estimated fair value of investments in equity securities are as follows:

	Cost	Gross unrealized		Estimated fair value
		gains	losses
		(in thousands)
December 31, 2007
Preferred stocks	$6,600	$138	$(894)	$5,844
Common stocks	78,172	66,917	(3,831)	141,258

	$84,772	$67,055	$(4,725)	$147,102

December 31, 2006
Preferred stocks	$4,633	$304	$(50)	$4,887
Common stocks	48,151	6,954	(6,004)	49,101

	$52,784	$7,258	$(6,054)	$53,988

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of debt and equity securities was estimated primarily using quoted market prices. Sales of debt and equity securities resulted in realized gains of $3.5 million, $4.8 million and $1.7 million; and realized losses of $1.2 million, $2.7 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company had gross unrealized losses as of December 31, 2007 and December 31, 2006:

	12 months or less		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
December 31, 2007
Debt Securities
U.S. Treasury securities	$6,622	$25	$28,022	$310	$34,644	$335
Corporate securities	16,075	325	79,288	1,350	95,363	1,675
Obligations of states and political subdivisions	12,672	47	39,256	461	51,928	508
Mortgage-backed securities	11,849	447	633,699	9,140	645,548	9,587

Total debt securities	47,218	844	780,265	11,261	827,483	12,105
Equity securities	4,673	862	22,301	3,863	26,974	4,725

Total	$51,891	$1,706	$802,566	$15,124	$854,457	$16,830

December 31, 2006
Debt Securities
U.S. Treasury securities	$45,420	$274	$99,712	$5,636	$145,132	$5,910
Corporate securities	7,370	89	141,234	3,196	148,604	3,285
Obligations of states and political subdivisions	16,605	97	34,597	695	51,202	792
Mortgage-backed securities	5,533	53	415,344	4,694	420,877	4,747

Total debt securities	74,928	513	690,887	14,221	765,815	14,734
Equity securities	2,447	277	17,636	5,777	20,083	6,054

Total	$77,375	$790	$708,523	$19,998	$785,898	$20,788

Management has determined that the unrealized losses from debt and equity securities at December 31, 2007 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2007	2006
	(in thousands)
Real estate—mortgage	$119,036	$103,207
Other	51	54

	119,087	103,261
Allowance for loan losses	(1,488)	(1,440)
Participations sold	(828)	(150)
Deferred loan fees, net	(20)	(30)

	$116,751	$101,641

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 7.58% and 7.60% for the years ended December 31, 2007 and 2006, respectively. Average yields are affected by prepayment penalties recorded as income, loan fees amortized to income and the market interest rates charged by thrift and loan institutions.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable are as follows:

Year	(in thousands)
2008	$1,875
2009	294
2010	—
2011	2,927
2012	4,909
2013 and thereafter	109,082

$119,087

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31
	2007	2006
	(in thousands)
Land	$39,595	$43,249
Buildings	287,011	321,147
Furniture and equipment	484,982	436,780
Capitalized software	693,957	607,469
Property under capital leases, net of deferred gain	74,190	74,190

	1,579,735	1,482,835
Accumulated depreciation and amortization	(824,300)	(741,144)

	$755,435	$741,691

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. This transaction, which totaled $122.0 million, was accounted for as a capital lease. As of December 31, 2007, equipment and capitalized software with a net book value of $18.4 million and $13.3 million, respectively, including accumulated depreciation of $30.5 million and $12.0 million, respectively, were leased under a capital lease. The assets and related obligation have been included in the accompanying consolidated balance sheets.

NOTE 6.    Goodwill:

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, as of December 31, 2007 and 2006, is as follows:

	Balance as of January 1, 2007	Acquired during the year	Dispositions	Write- downs	Post acquisition adjustments	Balance as of December 31, 2007
Financial Services:
Title Insurance	$733,762	$32,080	$—	$—	$2,780	$768,622
Specialty Insurance	19,794	20,165	—	—	—	39,959
Information Technology:
Mortgage Information	597,557	5,061	—	(6,925)	—	595,693
Property Information	289,957	198,466	(28,260)	—	(9,566)	450,597
First Advantage	666,314	19,668	—	—	26,487	712,469

	$2,307,384	$275,440	$(28,260)	$(6,925)	$19,701	$2,567,340

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance as of January 1, 2006	Acquired during the year	Post acquisition adjustments	Balance as of December 31, 2006
	(in thousands)
Financial Services:
Title Insurance	$582,542	$162,596	$(11,376)	$733,762
Specialty Insurance	19,794	—	—	19,794
Information Technology:
Mortgage Information	590,495	7,050	12	597,557
Property Information	277,694	13,045	(782)	289,957
First Advantage	622,087	42,471	1,756	666,314

	$2,092,612	$225,162	$(10,390)	$2,307,384

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

The disposition of $28.3 million relates to the contribution of a consolidated subsidiary, including the goodwill, to a newly formed unconsolidated joint venture.

The Company tests goodwill for impairment at the reporting unit level in accordance with the provisions of SFAS 142. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill is evaluated between annual tests. The Company terminated the majority of its mortgage fulfillment operations and recognized an impairment of goodwill for $6.9 million during the twelve months ended December 31, 2007. The Company’s annual testing identified no impairment charges in 2007, 2006, and 2005.

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31
	2007	2006
	(in thousands)
Covenants not to compete	$66,254	$59,532
Customer lists	363,934	264,809
Trademarks and licenses	58,054	48,845

	488,242	373,186
Accumulated amortization	(142,035)	(97,194)

	$346,207	$275,992

Amortization expense for other finite-lived intangible assets was $51.1 million, $42.2 million and $28.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year
(in thousands)
2008	$48,839
2009	$46,732
2010	$43,725
2011	$39,515
2012	$35,590

NOTE 8.    Demand Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31
	2007	2006
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$234,708	$229,908
Non-interest bearing	445,026	525,539

	679,734	755,447

Passbook accounts	20,100	30,080

Certificate accounts:
Less than one year	26,288	13,024
One to five years	17,563	7,775

	43,851	20,799

	$743,685	$806,326

Annualized interest rates:
Escrow deposits	3.4%	2.5%

Passbook accounts	4.6%	4.4%

Certificate accounts	5.0%	4.0%

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$936,989	$671,054	$526,516
Provision related to:
Current year	528,080	449,131	409,940
Prior years	365,865	207,816	47,090

	893,945	656,947	457,030

Payments related to:
Current year	219,179	217,327	231,632
Prior years	268,486	173,459	132,564

	487,665	390,786	364,196

Other	14,363	(226)	51,704

Balance at end of year	$1,357,632	$936,989	$671,054

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and amounts recorded in purchase accounting related to acquisitions. Included in “Other” for 2005 were $48.6 million in amounts recorded in purchase accounting related to acquisitions in the title insurance and services segment. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $186.5 million, $174.0 million and $169.0 million in 2007, 2006 and 2005, respectively, that relate to the Company’s non-title insurance operations.

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 12.9% in 2007, 8.0% in 2006 and 4.9% in 2005. During 2007, the Company recorded $365.9 million in title insurance reserve strengthening adjustments. The adjustments reflect changes in estimates for ultimate losses expected, primarily from policy years 2004 through 2006. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2007. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2007; increases in defaults and foreclosures during 2007; a large single fraud loss from a closing protection letter claim involving multiple properties; higher than expected claims emergence for business from a large agent; and higher than expected claims emergence from a recently-acquired underwriter.

The current economic environment appears to have more potential for volatility than usual over the short term, particularly in the real estate and mortgage markets which directly affect title claims. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision for the period. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders are a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses.

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. This environment increases the potential for claims on lenders’ title policies. By the same reasoning, title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. Management believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders are now experiencing higher losses on mortgage loans from prior years, including loans that were originated during 2004-2007. These losses have led to higher title insurance claims on lenders policies, and also accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 1991-2003 are all below 6.0% and average 4.8%. By contrast, loss ratios for policy years 2004-2006 range from 6.2% to 7.8%. The major causes of the higher loss ratios for those three policy years are believed to be confined mostly to that period and the early part of 2007. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratio for policy year 2007 is 6.4%, which is lower than the ratios for 2005 and 2006. This is due in part to the transition to more favorable underwriting conditions that occurred in the second half of 2007.

During 2007, mortgage loan underwriting standards became more stringent and housing price levels decreased. These increased standards would be expected to reduce the claims risk for title insurance policies issued later in 2007. Claim frequency related to 2007 policies declined in each quarter, and average claim severity reached its lowest level of the year for policies issued in the fourth quarter. In early 2008, the current credit environment is tighter than in 2007, resulting in higher quality mortgage loans underlying current title policies and a lower proportion of subprime loans. Lower residential real estate prices also reduce potential risk exposure on policies being issued currently. For these reasons management expects the trend of declining policy year loss ratios to continue with the 2008 policy year.

The increase in rate for 2006 was primarily due to a $155.0 million reserve strengthening adjustment recorded in the second quarter of 2006. This adjustment reflects a change in estimate for ultimate losses expected primarily from policy years 2002 through 2005. The change in estimate resulted primarily from higher than expected claims frequency experienced for those policy years during the first half of 2006, and included in the mid-year actuarial analysis performed by the Company’s independent third party actuary.

In October 2007, parts of Southern California were impacted by wildfires that damaged a significant number of properties in the region. The Company’s specialty insurance segment has homeowners’ policies that cover homes in the affected areas of Southern California. Under the terms of reinsurance agreements in effect, the Company’s exposure related to the wildfires is $6.5 million.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	December 31, 2007		December 31, 2006
Known title claims	$188,210	13.9%	$133,419	14.2%
IBNR	1,096,230	80.7%	727,840	77.7%

Total title claims	1,284,440	94.6%	861,259	91.9%
Non-title claims	73,192	5.4%	75,730	8.1%

Total loss reserves	$1,357,632	100.0%	$936,989	100.0%

NOTE 10.    Notes and Contracts Payable:

	December 31
	2007	2006
	(in thousands)
5.7% senior debentures, due August 2014	$149,724	$149,682
7.55% senior debentures, due April 2028	99,626	99,608
Line of credit borrowings with maturities in 2008, weighted average interest rate of 5.8%	200,000	—
6.6% First Advantage line of credit, due September 2010	—	150,000
Trust deed notes with maturities through 2023, collateralized by land and buildings with a net book value of $43,813, weighted-average interest rate of 5.5%	55,789	57,365
Other notes and contracts payable with maturities through 2016, weighted-average interest rate of 6.0%	350,004	315,385
5.68% capital lease obligation, due in 2008	50,903	75,951

	$906,046	$847,991

In November 2005, the Company amended and restated its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment and restatement extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. Under the amended and restated credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. On August 11, 2006, the Company obtained a waiver from the lenders under the amended and restated credit agreement waiving the breach created by the Company’s inability to timely file its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006. On November 3, 2006, the Company entered into an Amendment No. 1 and Waiver with the lenders, extending the waiver referred to above with respect to the then outstanding quarterly reports on Form 10-Q for the fiscal quarters ended June 30 and September 30, 2006, which were later filed on January 8, 2007, prior to the expiration of the waiver. The line of credit had a balance due of $200.0 million at December 31, 2007. At December 31, 2007, the Company is in compliance with the debt covenants under the amended and restated credit agreement. The Company’s publicly-traded subsidiary, First Advantage has one bank credit agreement. This agreement provides for a $225.0 million revolving line of credit and is collateralized by the stock of First Advantage’s subsidiaries. The line of credit remains in effect until September 2010 and was unused at December 31, 2007. Under the terms of the credit agreement, First Advantage is required to satisfy certain financial requirements. At December 31, 2007, First Advantage was in compliance with the financial covenants of its credit agreement.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, First American CoreLogic entered into a secured financing arrangement with Banc of America Leasing & Capital, LLC. The initial borrowing under the arrangement was $50 million with an additional $50 million of available capacity. Borrowings under the arrangement are secured by the capitalized software and data of First American CoreLogic and are guaranteed by FARES.

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

The weighted-average interest rate for the Company’s notes and contracts payable was 6.0% and 6.2% at December 31, 2007 and 2006, respectively.

The aggregate annual maturities for notes and contracts payable and capital leases in each of the five years after December 31, 2007, are as follows:

Year	Notes payable	Capital lease
	(in thousands)
2008	$385,912	$50,903
2009	$71,913	$—
2010	$56,227	$—
2011	$30,322	$—
2012	$18,877	$—

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Investment and Other Income:

The components of investment and other income are as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$100,836	$67,894	$36,148
Debt securities	64,883	52,202	37,788
Other long-term investments	51,440	48,422	21,819
Loans receivable	8,556	7,650	6,750
Dividends on marketable equity securities	8,901	5,735	2,361
Equity in earnings of unconsolidated affiliates	47,708	44,534	62,819
Trust and banking activities	12,022	17,827	21,374
Other	14,130	23,330	22,669

	$308,476	$267,594	$211,728

NOTE 13.    Income Taxes:

Income taxes are summarized as follows:

	2007	2006	2005
	(in thousands)
Current:
Federal	$89,327	$211,694	$203,692
State	12,658	21,981	29,164
Foreign	22,551	17,864	16,734

	124,536	251,539	249,590

Deferred:
Federal	(86,189)	(44,694)	63,115
State	6,780	15,055	10,095
Foreign	(1,438)	(1,800)	700

	(80,847)	(31,439)	73,910

	$43,689	$220,100	$323,500

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2007	2006	2005
	(in thousands)
Taxes calculated at federal rate	$14,200	$177,722	$281,329
Tax effect of minority interests	15,792	8,952	6,407
State taxes, net of federal benefit	12,635	24,074	29,498
Exclusion of certain meals and entertainment expenses	5,981	7,435	7,554
Foreign taxes (less than) in excess of federal rate	(2,077)	(3,888)	1,274
Other items, net	(2,842)	5,805	(2,562)

	$43,689	$220,100	$323,500

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31
	2007	2006
	(in thousands)
Deferred tax assets:
Deferred revenue	$108,632	$98,246
Employee benefits	92,294	61,546
Bad debt reserves	20,705	23,749
Loss reserves	96,988	72,703
Claims and related salvage	58,201	—
Accumulated other comprehensive income	74,897	95,284
Net operating loss carryforward	29,156	37,425
Other	21,296	9,870

	502,169	398,823

Deferred tax liabilities:
Depreciable and amortizable assets	369,796	280,186
Claims and related salvage	—	27,960
Investment in affiliates	60,349	33,307
Other	28,965	2,437

	459,110	343,890

Net deferred tax asset before valuation allowance	43,059	54,933

Valuation allowance	(19,785)	(11,043)

Net deferred tax asset (liability)	$23,274	$43,890

For the years 2007, 2006 and 2005, domestic and foreign pretax (loss) income from continuing operations was $(27.1) million and $67.6 million, $457.7 million and $50.1 million and $763.3 million and $40.6 million, respectively.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $10.6 million, $1.1 million and $17.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the Company had available federal, state and foreign net operating-loss carryforwards totaling, in aggregate, approximately $130.1 million for income tax purposes, of which $24.0 million has an indefinite expiration. The remaining $106.1 million begins to expire at various times beginning in 2008.

The valuation allowance relates to deferred tax assets for federal and state net operating-loss carryforwards relating to acquisitions consummated by First Advantage, foreign operations of the Company and foreign tax credits. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and State jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The increase in the valuation allowance primarily results from current year tax losses from foreign subsidiaries and foreign tax credits generated in prior years.

As of December 31, 2007, United States taxes were not provided for the earnings of the Company’s foreign subsidiaries, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

The Company’s effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense), was 107.7% for 2007, 43.3% for 2006 and 40.2% for 2005. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The difference in the effective tax rate was primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests, the $378.6 million reserve adjustment recorded in the 2007, for which a corresponding tax benefit was recognized at 36%, as well as changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits.

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

As of December 31, 2007, the amount of uncertain tax benefits was $34.0 million. This liability could be reduced by $4.7 million of offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments. The net amount of $29.3 million, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007 is as follows:

2007
(in thousands)
Unrecognized tax benefits—opening balance	$96,000
Gross decreases—tax positions in prior period	(66,000)
Gross increases—current period tax positions	9,000
Expiration of the statute of limitations for the assessment of taxes	(5,000)

Unrecognized tax benefits—ending balance	$34,000

The majority of the net change in the unrecognized tax benefits related to prior periods resulted from the Company’s successful resolution of the tax treatment of certain temporary differences.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. At adoption, the Company had accrued $3.6 million of interest (net of tax benefit)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to uncertain tax positions and as of December 31, 2007, the Company had accrued $9.6 million of interest (net of tax benefit) and penalties related to uncertain tax positions.

As of the adoption date, the amount of uncertain tax benefits at January 1, 2007, was $95.8 million. This amount could be reduced by $69.3 million of offsetting tax benefits associated with the correlative effects of state income taxes and timing adjustments. The net amount of $26.5 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Arizona, Florida and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2003.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statute of limitations for the assessment of taxes. Quantification of such change cannot be reasonably estimated at this time.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    Earnings Per Share:

The Company’s potential dilutive securities are stock options, RSUs and convertible debt. Stock options and RSUs are reflected in diluted earnings per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net (loss) income and weighted-average shares outstanding is as follows:

	2007	2006	2005
	(in thousands, except per share data)
Numerator:
Net (loss) income,—numerator for basic net income per share	$(3,119)	$287,676	$480,380
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	—	633	847
Subsidiary potential dilutive shares	—	(545)	(604)

Numerator for diluted net (loss) income per share	$(3,119)	$287,764	$480,623

Denominator:
Weighted-average shares—denominator for basic net (loss) income per share	94,649	96,206	94,351
Effect of dilutive securities:
Employee stock options and restricted stock units	—	1,935	2,689
Convertible debt	—	512	651

Denominator for diluted net (loss) income per share	94,649	98,653	97,691

Net (loss) income per share:
Basic	$(0.03)	$2.99	$5.09

Diluted	$(0.03)	$2.92	$4.92

For the year ended December 31, 2007, 1.5 million potential dilutive shares of common stock (representing all potential dilutive shares) were excluded due to the net loss for the period. For the two years ended December 31, 2006 and 2005, 0.9 million and 0.05 million options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 15.    Employee Benefit Plans:

The Company has benefit plans covering substantially all employees, including a 401(k) savings plan (the Savings Plan), an employee stock purchase plan and a defined benefit pension plan.

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $34.0 million, $35.9 million and $66.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Savings Plan allows the participants to purchase the Company’s stock as one of the investment options, subject to certain limitations. The Savings Plan held 8,438,000 and 10,441,000 shares of the Company’s common stock, representing 8.4% and 10.8% of the total shares outstanding at December 31, 2007 and 2006, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The employee stock purchase plan allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. There were 235,000, 161,000 and 240,000 shares issued in connection with the plan for the years ending December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there were 1,506,000 shares reserved for future issuances.

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

The Company amended and restated the Executive and Management Supplemental Benefit Plans on November 1, 2007. The period over which compensation that is used to determine the benefit level was changed from the average of the three highest years out of the ten years preceding retirement to the average of the last five calendar years preceding retirement. The maximum benefit under the executive plan is now 30% and remains at 15% under the management plan. Under both plans, the maximum benefits are now attained at age 62.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the defined benefit plan and supplemental benefit plan obligations as of December 31, 2007 and 2006:

	December 31
	2007		2006
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$319,328	$251,787	$312,139	$182,488
Service costs	3,190	8,034	3,367	6,311
Interest costs	19,021	15,319	18,120	12,028
Plan amendments	(1,947)	(15,666)	—	—
Actuarial (gains) losses	(11,844)	(15,159)	(883)	56,164
Benefits paid	(15,349)	(6,412)	(13,415)	(5,204)

Projected benefit obligation at end of year	312,399	237,903	319,328	251,787

Change in plan assets:
Plan assets at fair value at beginning of year	253,016	—	204,875	—
Actual return on plan assets	23,000	—	21,694	—
Company contributions	22,569	6,412	39,862	5,204
Benefits paid	(15,349)	(6,412)	(13,415)	(5,204)

Plan assets at fair value at end of year	283,236	—	253,016	—

Reconciliation of funded status:
Funded status of the plans	$(29,163)	$(237,903)	$(66,312)	$(251,787)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(29,163)	$(237,903)	$(66,312)	$(251,787)

	$(29,163)	$(237,903)	$(66,312)	$(251,787)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$102,654	$122,016	$124,629	$150,528
Unrecognized prior service costs	190	(15,666)	216	3

	$102,844	$106,350	$124,845	$150,531

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	2007	2006	2005
	(in thousands)
Expense:
Service costs	$11,287	$9,733	$17,268
Interest costs	34,340	30,148	25,565
Actual return on plan assets	(23,162)	(18,944)	(17,680)
Amortization of prior service credit (costs)	26	26	(1,773)
Amortization of net loss	18,791	16,483	12,239
Curtailment loss (gain)	1	—	(1,950)

	$41,283	$37,446	$33,669

The estimated net loss and prior service credit for pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost over the next fiscal year are expected to be $16.8 million and $1.3 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31
	2007	2006
Defined benefit pension plan
Discount rate	5.96%	5.88%
Rate of return on plan assets	9.00%	8.50%
Unfunded supplemental benefit plans
Discount rate	5.96%	6.00%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31
	2007	2006
Defined benefit pension plan
Discount rate	6.30%	5.96%
Rate of return on plan assets	8.50%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.30%	5.96%
Salary increase rate	5.00%	5.00%

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments. Consequently, the Company’s accumulated benefit obligation exceeded the fair-market value of the plan assets for the Company’s funded, defined benefit plans.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the funded status in the defined benefit plan and supplemental benefit plan obligations as of December 31, 2007 and 2006:

	December 31
	2007		2006
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Projected benefit obligation	$312,399	$237,903	$319,328	$251,787
Accumulated benefit obligation	$312,399	$198,026	$319,328	$172,374
Plan assets at fair value at end of year	$283,236	$—	$253,016	$—

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plan assets are managed by investment managers that invest plan assets in equity and fixed income debt securities and cash. A summary of the asset allocation as of December 31, 2007 and 2006 and the target mix are as follows:

	Target allocation	Percentage of plan assets at December 31
	2008	2007	2006
Asset category
Domestic and international equities	65%	64%	60%
Fixed income	33%	34%	39%
Cash	2%	2%	1%

The Company expects to make cash contributions to its pension plans of approximately $26.9 million during 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2008	$20,268
2009	$21,138
2010	$21,865
2011	$23,247
2012	$25,203
2013-2017	$154,534

NOTE 16.    Fair Value of Financial Instruments:

The Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, SFAS 107 excludes certain financial instruments including those related to insurance contracts.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents

The carrying amount for cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

Accounts receivable

The carrying amount for accounts receivable is a reasonable estimate of fair value due to the short-term maturity of these assets.

Investments

The carrying amount of deposits with savings and loan associations and banks is a reasonable estimate of fair value due to their short-term nature.

The fair value of debt and equity securities is estimated primarily using quoted market prices.

As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs. The cost basis is used as a proxy for fair value.

Loans receivable

The fair value of loans receivable was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

Demand Deposits

The carrying value of escrow and passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was estimated based on the discounted value of future cash flows using a discount rate approximating current market rates for similar liabilities.

Accounts payable and accrued liabilities

The carrying amount for accounts payable and accrued liabilities is a reasonable estimate of fair value due to the short-term maturity of these liabilities.

Notes Payable

The fair value of notes and contracts payable was estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Deferrable Interest Subordinated Notes

The fair value of the Company’s deferrable interest subordinated notes was estimated based on the current rates offered to the Company for debt of the same type and remaining maturity.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are presented in the following table.

	December 31
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$1,162,569	$1,162,569	$1,404,884	$1,404,884
Accounts receivable	$559,996	$559,996	$557,957	$557,957
Investments:
Deposits with savings and loan associations and banks	$198,055	$198,055	$111,875	$111,875
Debt securities	$1,368,212	$1,368,212	$1,185,915	$1,185,915
Equity securities	$147,102	$147,102	$53,988	$53,988
Other long-term investments	$457,764	$457,764	$578,738	$578,738
Loans receivable, net	$116,751	$117,186	$101,641	$98,837
Financial Liabilities:
Demand deposits	$743,685	$743,756	$806,326	$806,177
Accounts payable and accrued liabilities	$1,123,624	$1,123,624	$1,045,146	$1,045,146
Notes payable and contracts	$906,046	$863,753	$847,991	$855,340
Deferrable interest subordinated notes	$100,000	$122,584	$100,000	$111,433

NOTE 17.    Stock Option Plans:

On April 24, 1996, the Company implemented The First American Corporation 1996 Stock Option Plan (the Stock Option Plan). Under the Stock Option Plan, options were granted to certain employees to purchase the Company’s common stock. The maximum number of shares under the Stock Option Plan subject to options was 14,625,000. Outstanding options become exercisable in one to five years from the date of the grant, and expire ten years from the grant date. On April 24, 1997, the Company implemented The First American Corporation 1997 Directors’ Stock Plan (the Directors’ Plan). The Directors’ Plan is similar to the employees’ Stock Option Plan, except that the maximum number of shares that may be subject to options was 1,800,000 and the maximum number of shares that may be purchased pursuant to options granted shall not exceed 6,750 shares during any consecutive 12-month period.

On May 18, 2006, the Company’s shareholders voted to approve the Company’s 2006 Incentive Compensation Plan, which was previously approved by the Board of Directors. The Stock Option Plan and the Director’s Plan were terminated and replaced by the 2006 Incentive Compensation Plan. Eligible participants in the plan include the Company’s directors and executive officers, as well as other employees of the Company and certain of its affiliates. The plan permits the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Under the terms of the Plan, 4,700,000 Company Common shares can be awarded from authorized but unissued shares, subject to certain annual limits on the amounts that can be awarded based on the type of award granted. The plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s Board of Directors.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity related to the Company’s plans:

	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
	(in thousands, except weighted-average exercise price)
Balance at December 31, 2006	6,190	$28.84
Exercised during 2007	(1,738)	$24.34
Forfeited during 2007	(311)	$34.94

Balance at December 31, 2007	4,141	$30.27	5.4	$28,259

Vested and expected to vest at December 31, 2007	4,089	$30.18	5.4	$28,149

Exercisable at December 31, 2007	2,640	$26.34	4.4	$25,106

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

The following table illustrates the share-based compensation expense recognized for the three years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Expense:
Stock options	$7,847	$13,517	$2,144
Restricted stock units	9,320	215	—
Employee stock purchase plan	1,511	1,003	—

	$18,678	$14,735	$2,144

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s publicly-traded subsidiary, First Advantage Corporation, of $13.3 million and $10.7 million for years ended as of December 31, 2007 and 2006. In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $1.1 million for twelve months ended as of December 31, 2007.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commencing with the effective date of SFAS 123R, the Company transitioned from the Black-Scholes option model to a binomial lattice model to estimate the fair value of new employee stock options on the date of the grant. The Company believes that the binomial lattice option pricing model provides a more refined estimate of the fair value of the stock options. Options granted prior to January 1, 2006 were valued using the Black Scholes option-pricing model. There were no options granted in 2007. The following assumptions were used in valuing the options granted during the twelve months ended December 31, 2006 and 2005:

	2006	2005
Risk free average interest rate	4.3%-4.8%	3.7%-4.3%
Dividend yield	1.6%-1.8%	1.5%-2.3%
Weighted-average dividend yield	1.67%	1.77%
Expected volatility	25.0%	39.7-41.4%
Weighted-average volatility	25.0%	40.6%
Expected term (years)	4.0-5.0	5.4-5.9
Weighted-average grant date fair value for options granted	$9.60	$15.49
Weighted-average exercise price for options granted	$43.32	$41.35

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

As of December 31, 2007, there was $8.3 million of total unrecognized compensation cost related to nonvested stock options of the Company that is expected to be recognized over a weighted-average period of 1.1 years. In addition, the Company’s publicly traded subsidiary, First Advantage, has $8.1 million of total unrecognized compensation cost related to nonvested awards that are expected to be recognized over a weighted-average period of 1.1 years. Cash received from the exercise of stock options for the twelve months ended December 31, 2007, 2006 and 2005 totaled $42.2 million, $5.8 million and $45.3 million, respectively.

Total intrinsic value of options exercised for the twelve months ended December 31, 2007, 2006 and 2005 was $39.2 million, $7.6 million and $53.8 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there was $11.1 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 3.8 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant, the total fair value of shares vested on December 31, 2007 is $4.3 million. RSUs and activity for the twelve months ended December 31, 2007, is as follows:

	Shares	Weighted- average grant-date fair value
	(in thousands, except weighted- average grant-date fair value)
Nonvested RSUs outstanding at December 31, 2006	42	$39.15
Granted during 2007	438	$48.35
Vested during 2007	(87)	$49.29
Forfeited during 2007	(41)	$48.31

Nonvested RSUs outstanding at December 31, 2007	352	$47.04

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognized an expense of $1.5 million and $1.0 million for the twelve months ended December 31, 2007 and 2006, respectively.

The impact of the adoption of SFAS 123R of the Company’s consolidated publicly-traded subsidiary, First Advantage, have been included in the Company’s consolidated financial statements. Disclosures related to the assumptions used by First Advantage to value its stock options have not been included and can be found in its Form 10-K for the corresponding period.

NOTE 18.    Commitments and Contingencies:

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007 are as follows:

	Operating	Capital
	(in thousands)
Year
2008	$231,203	$53,238
2009	164,917	—
2010	107,326	—
2011	72,673	—
2012	53,628	—
Later years	99,481	—

	$729,228	53,238

Less: Amounts related to interest		(2,335)

		$50,903

Total rental expense for all operating leases and month-to-month rentals was $359.6 million, $313.2 million and $280.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other commitments and guarantees

The Company and Experian are parties to a joint venture that resulted in the creation of the Company’s FARES subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is less than $160.0 million. As of December 31, 2007, the purchase price would have exceeded $160.0 million and, consequently, Experian could not exercise this right. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the minority shares of certain less-than-100.0%-owned subsidiaries. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2007, was not material.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2007.

NOTE 19.    Stockholders’ Equity:

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. Between inception of the plan and December 31, 2007, the Company had repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million. As discussed in Note 24—Subsequent Events, in January 2008, the Board of Directors authorized an additional $300 million of repurchase capacity.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    Other Comprehensive Income (Loss):

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Minimum pension liability adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2004	$1,498	$4,820	$(87,379)	$—	$(81,061)
Pretax change	(13,901)	(853)	(54,849)	—	(69,603)
Tax effect	5,651	—	19,197	—	24,848

Balance at December 31, 2005	(6,752)	3,967	(123,031)	—	(125,816)
Pretax change, including impact of adopting SFAS 158	874	5,521	189,280	(275,376)	(79,701)
Tax effect	101	—	(66,249)	96,381	30,233

Balance at December 31, 2006	(5,777)	9,488	—	(178,995)	(175,284)
Pretax change	66,092	15,781	—	63,337	145,210
Tax effect	(23,492)	—	—	(22,167)	(45,659)

Balance at December 31, 2007	$36,823	$25,269	$—	$(137,825)	$(75,733)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $2.3 million, $2.1 million and $0.8 million of net realized gains (losses) for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 21.    Litigation and Regulatory Contingencies:

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $57.4 million at December 31, 2007. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at December 31, 2007. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 22.    Business Combinations and Divestures:

On February 2, 2007, the Company combined its First American Real Estate Solutions (RES) division with CoreLogic Systems, Inc. (CoreLogic), a leading provider of mortgage risk assessment and fraud prevention solutions. The new combined company, which is included in the Company’s property information segment, is majority owned by the Company through its FARES joint venture with Experian. CoreLogic’s shareholders received cash consideration of $100 million and approximately 18% of the economic interests of the combined company through the ownership of Class A Shares of the new combined entity. To finance the cash consideration, FARES secured bank financing of $100 million. The Company recognized a gain of $77.1 million before income tax and minority interest to reflect the difference between the market value (as determined by an independent valuation firm) and the book value multiplied by the percentage of RES that the Company relinquished in this transaction. The aggregate purchase price for the CoreLogic transaction was $296.4 million including the above referenced gain. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of this acquisition, the Company recorded approximately $198.5 million of goodwill and $92.7 million of intangible assets with finite lives.

During the twelve months ended December 31, 2007, the Company completed fourteen other acquisitions. These acquisitions were not material, individually or in the aggregate. Of these fourteen acquisitions, eleven have been included in the Company’s title insurance segment, one in the Company’s mortgage information segment and two in the Company’s First Advantage segment.

The aggregate purchase price for the acquisitions included in the Company’s title insurance segment was $8.5 million in cash and $18.7 million in notes payable. The aggregate purchase price for the acquisition included in the Company’s mortgage information segment was $7.0 million in cash. The acquisitions included in the Company’s First Advantage segment were completed by the Company’s publicly-traded subsidiary, First Advantage. The aggregate purchase price for these acquisitions was $9.9 million in cash and $1.1 million in notes payable. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the other fourteen acquisitions, the Company recorded approximately $45.3 million of goodwill and $8.0 million of intangible assets with finite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for certain of these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, December 31, 2007.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the acquisitions discussed above, during the twelve months ended December 31, 2007, the Company purchased the remaining minority interests in seven companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $62.4 million in cash. As a result of the seven transactions, the Company recorded approximately $31.6 million of goodwill, $21.2 million of intangible assets with finite lives and $1.2 million of intangible assets with indefinite lives.

In October 2007, First Advantage, the Company’s publicly-traded subsidiary, sold approximately 2.9 million shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale resulted in a gain to the Company, after minority interests but before income taxes, of approximately $97.4 million. As a result of the sale, First Advantage discontinued using the equity method of accounting for its remaining investment in DealerTrack.

In October 2007, First Advantage completed the sale of its US Search business for $26.5 million resulting in a gain to the Company of $20.4 million after minority interests but before income taxes.

NOTE 23.    Segment Financial Information:

The Company has five reporting segments that fall within two primary business groups, financial services and information technology. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies, accommodates tax-deferred exchanges and provides escrow services, investment advisory services, trust services and deposit and lending products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s mortgage information, property information and First Advantage segments comprise its information technology group. The mortgage information segment offers real estate tax reporting and outsourcing, flood zone certification and monitoring, default management services, document preparation and other real estate related services. The property information segment licenses and analyzes data relating to real property, offers risk management and collateral assessment analytics, and provides database management and appraisal services. The First Advantage segment, which is comprised entirely of the Company’s publicly traded First Advantage subsidiary, provides specialty credit reports to the mortgage lending and automotive lending industries, provides employment background screening, hiring management solutions, payroll and human resource management, corporate tax and incentive services, drug-free workplace programs and other occupational health services, employee assistance programs, resident screening and renter’s insurance, investigative services, computer forensics and electronic discovery services, motor vehicle records, transportation business credit services, automotive lead generation services, and supply chain security services.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense. Eliminations consist of inter-segment revenues included in the results of the operating segments.

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates	Income (loss) before income taxes and minority interests	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2007
Title Insurance	$5,672,912	$90,492	$10,419	$(234,359)	$4,364,343	$144,296	$78,601
Specialty Insurance	323,440	2,190	—	39,728	558,259	—	7,355
Mortgage Information	522,784	19,565	2,354	100,407	848,540	4,132	13,479
Property Information	829,116	59,074	28,287	216,535	1,388,280	141,493	82,304
First Advantage	984,726	43,182	6,057	232,991	1,203,283	—	38,011
Corporate	(26,499)	17,836	591	(203,239)	285,216	71,364	9,358
Eliminations	(110,874)	—	—	—	—	—	—

	$8,195,605	$232,339	$47,708	$152,063	$8,647,921	$361,285	$229,108

2006
Title Insurance	$6,265,921	$81,264	$14,611	$305,685	$4,491,912	$153,195	$74,050
Specialty Insurance	328,379	1,947	—	56,406	509,391	—	5,657
Mortgage Information	533,816	21,698	2,648	119,141	865,026	3,910	18,063
Property Information	622,805	40,131	20,277	151,898	996,310	110,413	74,319
First Advantage	827,661	39,104	7,490	117,248	1,069,634	55,001	29,671
Corporate	10,053	22,781	(492)	(153,475)	292,012	90,801	18,000
Eliminations	(66,582)	—	—	—	—	—	—

	$8,522,053	$206,925	$44,534	$596,903	$8,224,285	$413,320	$219,760

2005
Title Insurance	$6,023,214	$61,384	$23,050	$544,740	$4,256,874	$135,772	$102,482
Specialty Insurance	290,511	2,243	—	47,557	461,738	—	3,200
Mortgage Information	593,049	24,389	3,750	138,382	867,673	2,901	15,206
Property Information	544,013	28,767	29,557	149,673	833,533	51,874	36,607
First Advantage	654,753	27,519	7,109	103,549	994,248	36,281	19,102
Corporate	23,885	13,137	(647)	(86,159)	184,575	83,611	24,259
Eliminations	(24,674)	—	—	—	—	—	—

	$8,104,751	$157,439	$62,819	$897,742	$7,598,641	$310,439	$200,856

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating revenues from external customers separated between domestic and foreign operations and by segment for each of the past three years ending December 31, 2007 is as follows:

	December 31
	2007		2006		2005
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance	$5,080,283	$435,376	$5,707,497	$351,656	$5,599,112	$287,750
Specialty Insurance	302,822	—	309,261	—	275,207	—
Mortgage Information	506,218	—	526,898	—	584,916	—
Property Information	630,936	2,119	534,833	91	474,363	312
First Advantage	769,993	84,288	785,663	23,214	624,756	11,222

	$7,290,252	$521,783	$7,864,152	$374,961	$7,558,354	$299,284

Long-lived assets separated between domestic and foreign operations and by segment as of December 31, 2007 and 2006 is as follows:

	As of December 31
	2007		2006
	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance	$1,929,369	$148,467	$1,929,005	$125,518
Specialty Insurance	154,385	—	123,687	—
Mortgage Information	1,019,110	—	834,212	—
Property Information	1,021,649	14,687	734,003	8,045
First Advantage	829,287	58,961	788,924	49,922

	$4,953,800	$222,115	$4,409,831	$183,485

NOTE 24.    Subsequent Events:

On January 15, 2008, the Company announced its intention to spin-off its financial services companies, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation. The information solutions companies, which consist primarily of the current property information, mortgage information and First Advantage segments, will remain at the existing holding company, which will be renamed prior to the separation. The transaction, which the Company anticipates will be tax-free to its shareholders, is expected to close in the third quarter of 2008.

On January 15, 2008, the Company announced a further amendment to the share repurchase plan, increasing the amount of shares that may be repurchased by an additional $300.0 million for a total amount eligible to be repurchased of $800.0 million of which $360.4 million remains available.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Revenues	$2,130,495	$2,150,456	$2,051,193	$1,863,461
Income (loss) before income taxes and minority interests	$180,418	$(79,960)	$108,011	$(56,406)
Net income (loss)	$83,787	$(65,996)	$46,589	$(67,499)
Net income (loss) per share:
Basic	$0.87	$(0.68)	$0.50	$(0.74)
Diluted	$0.84	$(0.68)	$0.49	$(0.74)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006
Revenues	$2,003,184	$2,167,788	$2,175,614	$2,175,467
Income before income taxes and minority interests	$135,030	$74,019	$186,892	$200,962
Net income	$67,800	$25,476	$90,429	$103,971
Net income per share:
Basic	$0.71	$0.26	$0.94	$1.08
Diluted	$0.69	$0.26	$0.92	$1.06

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2005
Revenues	$1,704,484	$2,014,450	$2,180,719	$2,205,098
Income before income taxes and minority interests	$151,796	$264,146	$274,031	$207,769
Net income	$77,556	$138,279	$147,992	$116,553
Net income per share:
Basic	$0.85	$1.46	$1.55	$1.22
Diluted	$0.82	$1.41	$1.50	$1.17

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2007

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$198,055	$198,055		$198,055

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$201,626	$204,206		$204,206

Corporate securities
Registrant—None
Consolidated	$207,074	$208,972		$208,972

Obligations of states and political subdivisions
Registrant—None
Consolidated	$141,341	$142,332		$142,332

Mortgage-backed securities
Registrant—None
Consolidated	$821,284	$812,702		$812,702

Total debt securities:
Registrant—None
Consolidated	$1,371,325	$1,368,212		$1,368,212

Equity securities:
Registrant—None
Consolidated	$84,772	$147,102		$147,102

Other long-term investments:
Registrant	$12,952	$12,952	(1)	$12,952

Consolidated	$457,764	$457,764	(1)	$457,764

Total investments:
Registrant	$12,952	$12,952	(1)	$12,952

Consolidated	$2,111,916	$2,171,133		$2,171,133

(1)	As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs. The cost basis is used as a proxy for fair value.

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2007
Title Insurance and Services	—	$1,284,440	$12,709
Specialty Insurance	$26,024	42,879	145,767
Mortgage Information	—	24,145	551,289
Property Information	—	6,168	36,963
First Advantage	—	—	9,474
Corporate	—	—	—

Total	$26,024	$1,357,632	$756,202

2006
Title Insurance and Services	—	$861,360	$7,673
Specialty Insurance	$27,057	43,872	153,561
Mortgage Information	—	26,001	549,207
Property Information	—	5,756	30,077
First Advantage	—	—	12,948
Corporate	—	—	—

Total	$27,057	$936,989	$753,466

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2007
Title Insurance and Services	$5,515,659	$157,253	$709,978	—	$1,194,838	—
Specialty Insurance	302,822	20,618	165,192	$(1,032)	50,962	$117,649
Mortgage Information	507,342	15,442	17,983	—	204,697	—
Property Information	740,544	88,572	789	—	241,911	—
First Advantage	856,542	128,184	3	—	421,994	—
Corporate	—	(26,499)	—	—	44,938	—
Eliminations	(110,874)	—	—	—	(86,607)	—

Total	$7,812,035	$383,570	$893,945	$(1,032)	$2,072,733	$117,649

2006
Title Insurance and Services	$6,059,152	$206,769	$482,567	—	$1,106,719	—
Specialty Insurance	309,261	19,118	154,806	$(383)	47,697	$123,737
Mortgage Information	527,218	6,598	18,378	—	177,702	—
Property Information	599,638	23,167	1,299	—	188,097	—
First Advantage	809,723	17,938	(103)	—	420,488	—
Corporate	—	10,053	—	—	50,369	—
Eliminations	(65,879)	(703)	—	—	(39,161)	—

Total	$8,239,113	$282,940	$656,947	$(383)	$1,951,911	$123,737

2005
Title Insurance and Services	$5,874,931	$148,334	$288,713	—	$1,030,910	—
Specialty Insurance	275,207	15,304	142,617	$(1,195)	35,884	$117,581
Mortgage Information	584,344	8,719	24,775	—	173,755	—
Property Information	511,852	32,096	929	—	166,476	—
First Advantage	635,978	18,775	(4)	—	336,718	—
Corporate	—	23,885	—	—	13,774	—
Eliminations	(24,674)	—	—	—	(10,682)	—

Total	$7,857,638	$247,113	$457,030	$(1,195)	$1,746,835	$117,581

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2007	$5,503,728	11,792	23,723	$5,515,659	0.4%

2006	$6,054,867	9,403	13,689	$6,059,153	0.2%

2005	$5,875,563	9,474	8,842	$5,874,931	0.2%

Specialty Insurance
2007	$129,179	8,558	—	$120,621	0.0%

2006	$127,474	6,982	—	$120,492	0.0%

2005	$122,340	21,418	—	$100,922	0.0%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2007

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,467	$43,041		$53,869	(A)	$51,639

Reserve for title losses and other claims:
Registrant—None
Consolidated	$936,989	$900,580	$(6,635)	$473,302	(B)	$1,357,632

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,440	$48				$1,488

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,280	$6,635		$6,599	(C)	$1,316

Reserve deducted from other assets:
Registrant—None
Consolidated	$1,713	$17,283		$—		$18,996

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$11,043	$8,742				$19,785

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount	represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

2 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2006

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$67,473	$28,310		$33,316	(A)	$62,467

Reserve for title losses and other claims:
Registrant—None
Consolidated	$671,054	$656,947	$(226)	$390,786	(B)	$936,989

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,410	$30				$1,440

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,064	$236		$20	(C)	$1,280

Reserve deducted from other assets:
Registrant—None
Consolidated	$1,647	$66		$—		$1,713

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$5,828	$5,215				$11,043

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount	represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

3 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2005

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,730	$23,089			$18,346	(A)	$67,473

Reserve for title losses and other claims:
Registrant—None
Consolidated	$526,516	$457,030	$51,704	(B)	$364,196	(C)	$671,054

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,350	$60					$1,410

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,253	$142			$331	(D)	$1,064

Reserve deducted from other assets:
Registrant—None
Consolidated	$2,118	$—			$471	(E)	$1,647

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$42,532				$36,704	(F)	$5,828

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents net $51,704 in purchase accounting adjustments.

Note C—Amount represents claim payments, net of recoveries.

Note D—Amount	represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Note E—Amount	represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Note F—Amount	represents elimination of reserve in connection with the realizability of its deferred tax assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

We have excluded CoreLogic Systems., Inc. from our assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination in February 2007. CoreLogic Systems., Inc. is a majority owned subsidiary of the Company whose total assets and total revenues represent 2.1% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued an attestation report on the Company’s internal controls over financial reporting.

Item 9B.	Other Information

On February 26, 2008, the Compensation Committee of the Company determined the salaries for 2008, bonuses to be paid during 2008 (for services performed during 2007) and share-based compensation to be awarded during 2008 for the Company’s executive officers. The Company will pay named executive officers a portion of their annual bonus in restricted stock units that vest over five years. The table below sets forth those respective amounts for the Company’s named executive officers.

Name and Title	2008 Salary		Bonus to be received in 2008 in cash		Bonus to be received in 2008 in restricted stock units (1)(2)		Long term incentive compensation to be awarded in 2008 (in restricted stock units) (1)(2)
Parker S. Kennedy, chairman and chief executive officer	$750,000		$—	(3)	$—	(3)	$—	(3)
Frank V. McMahon, vice chairman and chief financial officer	$700,000	(4)	$800,000		$800,000	(4)	$525,000
Dennis J. Gilmore, chief operating officer	$650,000		$750,000		$750,000		$500,000
Curt G. Johnson, segment president	$550,000	(5)	$725,000		$725,000		$413,000
Barry M. Sando, segment president	$525,000		$540,000		$360,000		$394,000

(1)	The RSUs vest in five equal annual installments commencing on the first anniversary of the date of the grant. Pursuant to Company policy, the number of RSUs awarded will be determined by dividing the applicable dollar amount by the closing price of the Company’s stock on the second full business day following the Company’s filing of this Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	The amounts provided are the dollar value of those units.

(3)	It was the sense of the Committee that Mr. Kennedy was entitled to a bonus and should be the highest compensated executive officer. However, Mr. Kennedy requested that he not be granted a bonus so that additional funds and RSUs could be available for the other employees of the Company. The Committee permitted Mr. Kennedy to refuse the receipt of any bonus for 2007 or long term incentive RSU grant during 2008.

(4)	The employment agreement entered into between the Company and Mr. McMahon requires the Company to pay Mr. McMahon total annual cash compensation of not less than $1.75 million. Mr. McMahon has agreed to waive the minimum cash compensation requirement and to take half of the bonus to be paid to him in 2008 in RSUs.

(5)	In addition, the Company forgave a $150,000 loan to Mr. Johnson originally made in 1998 in connection with Mr. Johnson’s relocation to Southern California.

On February 26, 2008, the Compensation Committee also established a bonus plan for executive officers, which plan is designed to allow the Company to deduct for tax purposes the entire amount of cash bonuses expected to be paid to its named executive officers for performance in 2008 under section 162(m) of the Internal Revenue Code. In connection with the plan, the Committee awarded the following performance units:

Name and Title	Performance Units Awarded (in $)
Parker S. Kennedy, chairman and chief executive officer	$1,825,000
Frank V. McMahon, vice chairman and chief financial officer	$1,600,000
Dennis J. Gilmore, chief operating officer	$1,500,000
Curt G. Johnson, segment president	$1,450,000
Barry M. Sando, segment president	$1,080,000

These performance units, which were issued under the Company’s 2006 Incentive Compensation Plan, provide that they will not be payable unless the net income of the Company for 2008 is at least $50.0 million, excluding certain extraordinary items, provided that if the Company consummates a spin-off of one or more entities prior to December 31, 2008, the performance condition shall be determined by adding to the net income of the Company the net income of any entity whose stock was distributed to the shareholders of the Company. The award agreements give the Compensation Committee complete discretion to reduce the actual amount of bonus payable to any lesser amount. The Compensation Committee expects to make such a reduction. A copy of the complete form of the agreement awarding the performance units is attached hereto as Exhibit 10(yy).

On February 26, 2008, the Compensation Committee approved of performance criteria to be attached to the vesting of the executive officers’ long term incentive RSUs to be granted during 2008. The approved form of Restricted Stock Unit Award Agreement provides that receipt of the shares underlying the RSUs is contingent upon the Company achieving net income for 2008 of at least $50.0 million, excluding certain extraordinary items, provided that if the Company consummates a spin-off of one or more entities prior to December 31, 2008, the performance condition shall be determined by adding to the net income of the Company the net income of any entity whose stock was distributed to the shareholders of the Company. A copy of the complete form of the Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement is attached hereto as Exhibit 10(tt).

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Report of the Audit Committee,” “Who are the largest principal shareholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” and “Transactions with Management and Others” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this annual report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 42 in Item 8 of Part II of this report.

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

Date: February 29, 2008

By	/s/ FRANK V. MCMAHON

Frank V. McMahon Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	February 29, 2008

/s/ FRANK V. MCMAHON Frank V. McMahon	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ MAX O. VALDES Max O. Valdes	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ GEORGE L. ARGYROS George L. Argyros	Director	February 29, 2008

/s/ GARY J. BEBAN Gary J. Beban	Director	February 29, 2008

/s/ J. DAVID CHATHAM J. David Chatham	Director	February 29, 2008

/s/ WILLIAM G. DAVIS William G. Davis	Director	February 29, 2008

Signature	Title	Date

/s/ JAMES L. DOTI James L. Doti	Director	February 29, 2008

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	February 29, 2008

/s/ D. P. KENNEDY D. P. Kennedy	Director	February 29, 2008

/s/ FRANK O’BRYAN Frank O’Bryan	Director	February 29, 2008

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	February 29, 2008

/s/ D. VAN SKILLING D. Van Skilling	Director	February 29, 2008

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	February 29, 2008

/s/ VIRGINIA UEBERROTH Virginia Ueberroth	Director	February 29, 2008

/s/ MARY LEE WIDENER Mary Lee Widener	Director	February 29, 2008

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Current Report on Form 8-K dated June 12, 2000.

(3)(d)	Bylaws of The First American Corporation, as amended, incorporated by reference herein from Exhibit (3)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(4)(a)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(b)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(c)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(d)	Amended and Restated Declaration of Trust of First American Capital Trust I dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(e)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(f)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4 dated September 18, 1997.

(4)(g)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(h)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3 dated July 19, 2004.

(4)(i)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

(4)(j)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3 dated June 25, 2004.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit 10(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(b)	Executive Supplemental Benefit Plan dated April 10, 1986, and Amendment No. 1 thereto dated October 1, 1986, incorporated by reference herein from Exhibit 10(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit No.	Description

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Amendment No. 6, dated September 1, 2005, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)( h)	Amended and Restated Executive Supplemental Benefit Plan dated November 1, 2007, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*(10)(i)	Management Supplemental Benefit Plan dated July 20, 1988, incorporated by reference herein from Exhibit 10(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(j)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(k)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(l)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(m)	Amendment No. 4, dated September 1, 2005, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(n)	Amended and Restated Management Supplemental Benefit Plan dated November 1, 2007, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*(10)(o)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(p)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(r)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(s)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8 dated December 30, 1996.

*(10)(t)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No.	Description

*(10)(u)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(v)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(w)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(x)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(y)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(z)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(aa)	Change in Control Agreement (Executive Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(bb)	Change in Control Agreement (Management Form) dated November 12, 1999, incorporated by reference herein from Exhibit (10)(q) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(cc)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8 dated December 11, 1997.

*(10)(dd)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(ee)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(ff)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(gg)	The First American Financial Corporation Deferred Compensation Plan dated March 10, 2000, incorporated by reference herein from Exhibit (10)(v) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(hh)	Amendment No. 1, dated July 19, 2000, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(ii)	Amendment No. 2, dated February 1, 2003, to Deferred Compensation Plan, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit No.	Description

*(10)(jj)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(kk)	Employment offer letter dated February 21, 2006 from The First American Corporation to Frank V. McMahon, incorporated by reference herein from Exhibit 99.2 of Current Report on Form 8-K dated February 21, 2006.

*(10)(ll)	Letter dated July 16, 2003 regarding the retirement of D.P. Kennedy, incorporated by reference herein from Exhibit 10(ii) of Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*(10)(mm)	Stock Option Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K dated March 31, 2006.

*(10)(nn)	Restricted Stock Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K dated March 31, 2006.

*(10)( oo)	Letter agreement, dated June 25, 2007, regarding the retirement of Craig I. DeRoy, incorporated by reference herein from Exhibit 10(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*(10)(pp)	The First American Corporation 2006 Incentive Compensation Plan, incorporated by reference herein from Appendix A of the Definitive Proxy Statement of the Company filed on April 10, 2006.

*(10)(qq)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated February 27, 2007.

*(10)(rr)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated March 20, 2007.

*(10)(ss)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated April 6, 2007.

*(10)(tt)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 26, 2008.

*(10)(uu)	Arrangement regarding bonus plan for named executive officers, approved March 20, 2007, incorporated by reference herein to the description contained in the Current Report on Form 8-K dated March 20, 2007.

*(10)(vv)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K dated March 20, 2007.

*(10)(ww)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated March 1, 2007.

*(10)(xx)	Arrangement regarding bonus plan for named executive officers, approved February 28, 2008, incorporated by reference herein to the description contained in Item 9B of this Annual Report on Form 10-K.

*(10)(yy)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 26, 2008.

Exhibit No.	Description

(10)(zz)	Contribution and Joint Venture Agreement by and among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(aaa)	Agreement of Amendment, dated June 30, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(bbb)	Second Agreement of Amendment, dated September 23, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(ccc)	Omnibus Agreement, dated as of March 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10)(ddd)	Amended and Restated Omnibus Agreement, dated as of June 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10)(eee)	Fourth Agreement of Amendment, dated as of February 1, 2007, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.

(10)(fff)	Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ggg)	Data License Agreement dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(hhh)	Reseller Services Agreement dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(iii)	Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(jjj)	Trademark License Agreement between Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(kkk)	Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Exhibit No.	Description

(10)(lll)	Amendment No. 2, dated as of July 18, 2005 to the Credit Agreement dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(10)(mmm)	Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10)(vv) of Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(10)(nnn)	Waiver, dated August 9, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated August 9, 2006.

(10)(ooo)	Amendment No. 1 and Waiver, dated November 3, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated November 3, 2006.

(10)(ppp)	Amendment No. 2, dated as of July 11, 2007, to Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10)(qqq)	Master Lease Financing Agreement, dated as of December 29, 2004, between General Electric Capital Corporation, for Itself and as Agent for Certain Participants, and First American Title Insurance Company, together with Equipment Schedule No. 1 and Equipment Schedule No. 2, incorporated by reference from Exhibit (10)(ss) of Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10(rrr)	Credit Agreement, dated as of February 2, 2007, among First American Real Estate Solutions LLC and Wells Fargo Bank, NA, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K dated February 1, 2007.

10(sss)	Continuing Guaranty, dated as of February 2, 2007, among The First American Corporation and Wells Fargo Bank, NA, incorporated by reference herein from Exhibit 99.3 to Current Report on Form 8-K dated February 1, 2007.

10(ttt)	Promissory Note, dated as of December 13, 2007, of First American CoreLogic Holdings, Inc. in favor of Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K dated December 13, 2007.

10(uuu)	Master Security Agreement, dated as of December 13, 2007, between First American CoreLogic Holdings, Inc. and Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K dated December 13, 2007.

10(vvv)	Continuing Guaranty, dated as of December 13, 2007, by First American Real Estate Solutions LLC in favor of Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.3 to Current Report on Form 8-K dated December 13, 2007.

*(10)(www)	Letter to Curt Johnson, dated February 26, 2008, regarding relocation loan.

*(10)(xxx)	Amended and Restated Change in Control Agreement (Executive Form) dated February 26, 2008.

*(10)(yyy)	Amended and Restated Change in Control Agreement (Management Form) dated February 26, 2008.

(21)	Subsidiaries of the registrant.

Exhibit No.	Description

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.