Form 10-K/A
period 2007-12-31
FIRST AMERICAN CORP
filed 2008-04-23
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 001-13585

(Exact name of registrant as specified in its charter)

Incorporated in California	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On April 14, 2008, there were 92,323,969 shares of common stock outstanding.

EXPLANATORY NOTE

On February 29, 2008, The First American Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission. In that report, the Company indicated that it would file the information required by Part III of Form 10-K within 120 days following the end of its most recent fiscal year. Accordingly, the Company is amending its Annual Report on Form 10-K to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The following list provides information with respect to each individual currently serving on the Company’s Board of Directors. There are no family relationships among any of the current directors or any of the executive officers of the Company. The Company has appointed Messrs. Bruce S. Bennett, Glenn C. Christenson, Christopher V. Greetham, Thomas C. O’Brien and Patrick F. Stone for election to the Board pursuant to an agreement with Highfields Capital Management LP dated April 10, 2008, as discussed in the Company’s Current Report on Form 8-K dated April 10, 2008. Also, pursuant to a contract, the Company is required to recommend one nominee of Experian Information Solutions, Inc., to the nominating committee as a candidate for election to the Board. Director D. Van Skilling was appointed to the Board in 1998 as Experian’s nominee. There are no other arrangements or understandings between any director and any other person pursuant to which any director was or is to be selected as a director.

Name	Age	Principal Occupation(s) Since 2002 (arranged by title, company & industry)	Director Since		Directorships Held in Other Public Companies (1)
Hon. George L. Argyros	71	Chairman and Chief Executive Officer Arnel & Affiliates diversified investment company	2005	(2)	DST Systems, Inc.

Bruce S. Bennett	49	Founding Partner Hennigan, Bennett & Dorman, LLP legal services	2008		None

J. David Chatham	57	President and Chief Executive Officer Chatham Holdings Corporation real estate development and associated industries	1989		First Advantage Corporation

Glenn C. Christenson	58	Managing Director (2007 to present) Velstand Investments, LLC Chief Financial Officer (1990-2007) Station Casinos, Inc. gaming and entertainment	2008		Sierra Pacific Resources

Hon. William G. Davis	78	Counsel Torys LLP legal services	1992		None

James L. Doti	61	President and Donald Bren Distinguished Chair of Business and Economics Chapman University education	1993		Fleetwood Enterprises, Inc., and Standard Pacific Corp.

Name	Age	Principal Occupation(s) Since 2002 (arranged by title, company & industry)	Director Since		Directorships Held in Other Public Companies (1)
Lewis W. Douglas, Jr.	83	Chairman Stanley Energy, Inc. oil exploration	1971	(3)	None

Christopher V. Greetham	63	Executive Vice President and Chief Investment Officer (1996 to 2006) XL Capital Ltd. property and casualty reinsurance	2008		Axis Capital Holdings Limited

Parker S. Kennedy	60	Chairman of the Board and Chief Executive Officer (2003 to present) President (1993-2004) The First American Corporation business information and related products and services	1987		First Advantage Corporation

Thomas C. O’Brien	54	Chief Executive Officer and President Insurance Auto Auctions Inc. specialized services for automobile insurance	2008		KAR Holdings, Inc.

Frank E. O’Bryan	74	Private Investor (2004 to present) Chairman of the Board (1997-2003) WMC Mortgage Corporation mortgage lending	1994		Ares Capital Corporation

Roslyn B. Payne	61	President Jackson Street Partners, Ltd. real estate venture capital and investments	1988		None

D. Van Skilling	74	President (1999 to present) Skilling Enterprises private investments	1998		First Advantage Corporation and ONVIA, Inc.

Patrick F. Stone	60	Chairman (2005 to present) The Stone Group commercial real estate brokerage and development Vice Chairman (2004-2007) Metrocities Mortgage Corporation mortgage banking Chief Executive Officer (2002-2004) Fidelity National Information Systems business information	2008		None

Herbert B. Tasker	71	Chairman and Chief Executive Officer (2005 to present) Mason McDuffie Mortgage Corporation mortgage banking Mortgage Industry Consultant (2004 - 2005) Vice Chairman and Managing Director (1999-2004) Centre Capital Group, Inc. mortgage conduit	2002		None

Name	Age	Principal Occupation(s) Since 2002 (arranged by title, company & industry)	Director Since	Directorships Held in Other Public Companies (1)
Virginia M. Ueberroth	68	Chairman Ueberroth Family Foundation philanthropy	1988	None

Mary Lee Widener	69	President and Chief Executive Officer (1974 to present) Neighborhood Housing Services of America, Inc. nonprofit housing finance agency	2006	The PMI Group, Inc.

(1)	For these purposes, “Public Company” refers to a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(2)	Mr. Argyros was a director of the Company from 1988 to 2001 and was the United States Ambassador to Spain and Andorra from 2001 to 2004.

(3)	Mr. Douglas also was a director of the Company from 1961 to 1967.

Executive Officers

The following provides information regarding the Company’s executive officers.

Name	Position(s) Held	Age
Parker S. Kennedy	Chairman of the Board, Chief Executive Officer	60
Frank V. McMahon	Vice Chairman	48
Dennis J. Gilmore	Chief Operating Officer	49
Curt G. Johnson	President of Title Insurance and Services Segment	53
Anand K. Nallathambi	Chief Executive Officer of First Advantage Segment	46
Barry M. Sando	President of Mortgage Information Segment	48
George S. Livermore	President of Property Information Segment	47
Kenneth D. DeGiorgio	Senior Vice President, General Counsel and Secretary	37
Max O. Valdes	Senior Vice President, Chief Accounting Officer and Chief Financial Officer	53

All officers of the Company are appointed annually by the Board on the day of its election.

•

Parker S. Kennedy was named chairman and chief executive officer of the Company in 2003. He served as its president from 1993 to 2004 and was an executive vice president of the Company from 1986 to 1993. He has been employed by the Company’s subsidiary, First American Title Insurance Company, since 1977 and became a vice president of that company in 1979 and a director in 1981. During 1983, he was appointed executive vice president of First American Title Insurance Company, and in 1989 was appointed its president. He now serves as its chairman, a position to which he was appointed in 1999.

•

Frank V. McMahon was named vice chairman and chief financial officer of the Company effective March 31, 2006. On April 10, 2008, he resigned as chief financial officer to focus his attention on the Information Solutions business which he now leads. Mr. McMahon was a managing director of Lehman Brothers Holdings, Inc., from 1999 to 2006.

•

Dennis J. Gilmore was named chief operating officer of the Company in 2004 and currently leads the Financial Services business. He served as an executive vice president of the Company from 2003 to 2004 and served as president of the property information business segment from 1998 to 2005. He established and managed the Lenders Advantage division of the Company’s subsidiary, First American Title Insurance Company, from 1993 to 1998 and was employed by the Company’s tax service subsidiary from 1988 to 1993.

•

Curt G. Johnson was named president of First American Title Insurance Company in December, 2006. He was previously serving as vice president and director of that company’s national commercial services division from 2001 to 2006. He joined the Company in 1996.

•

Anand K. Nallathambi was appointed to serve as chief executive officer of First Advantage Corporation in March 2007 and president of First Advantage in September 2005 following First Advantage’s acquisition of the Company’s Credit Information Group. Prior to joining First Advantage, Mr. Nallathambi served as president of the Company’s Credit Information Group and as president of First American Appraisal Services from 1996 to 1998.

•

Barry M. Sando serves as president of the Company’s mortgage information business segment, a position he has held since 1997. He was president of the Company’s flood zone certification subsidiary during 1997, served as its executive vice president from 1995 to 1997, and was employed by the Company’s tax service subsidiary from 1991 to 1995.

•

George S. Livermore serves as president of the Company’s property information business segment, a position he has held since September, 2005. He was president of First American Real Estate Solutions L.P. since its formation in 1998.

•

Kenneth D. DeGiorgio was named senior vice president and general counsel of the Company in 2004. In 2006, he also became the Company’s secretary. Mr. DeGiorgio was vice president and associate general counsel of the Company from 2001 to 2004, and served as regulatory and acquisition counsel from 1999 to 2001. He has also served as executive vice president of First Advantage Corporation since 2003.

•

Max O. Valdes has served as the Company’s chief financial officer since April 10, 2008, a position he also served in between January 2006 and March 2006. He also has served as senior vice president and chief accounting officer of the Company since 2006, and as vice president and chief accounting officer from 2002 to 2006. Prior to that time, Mr. Valdes served as the Company’s controller. He has been employed by the Company since 1988.

Compliance with Section 16(a) of the Exchange Act

Rules adopted by the Securities and Exchange Commission (SEC) require the Company’s officers and directors, and persons who own more than ten percent of the Company’s issued and outstanding common shares, to file reports of their ownership, and changes in ownership, of the Company’s shares with the SEC on prescribed forms. Officers, directors and greater-than-ten-percent shareholders are required by the SEC’s rules to furnish the Company with copies of all such forms they file with the SEC.

Based solely on the review of the copies of the forms received by the Company, or written representations from reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, the Company believes that, during the fiscal year ended December 31, 2007, its officers, directors and greater-than-ten-percent beneficial owners complied with all such filing requirements.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics is posted in the corporate governance section of the Company’s Web site at www.firstam.com. To the extent the Company waives or amends any provisions of this code of ethics, it will disclose such waivers or amendments on the above Web site. The Board also has adopted a broader code of ethics and conduct, applying to all employees, officers and directors, which also has been posted to the Web site at the address stated above. Each of these codes is available in print to any shareholder who requests it. Such request should be sent to the Company’s secretary at 1 First American Way, Santa Ana, California 92707.

Item 11.	Executive Compensation

Executive Compensation

Compensation Tables

The following tables set forth compensation information for the Company’s “named executive officers.” Pursuant to applicable rules, the Company’s named executive officers consist of the individuals serving as the chief executive officer and chief financial officer at any time during 2007 and the Company’s three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007. Further description of the information contained in these tables can be found in the “Compensation Discussion and Analysis” section, which follows the tables.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation ($)		Total ($)
Parker S. Kennedy	2007	750,000		0		882,344		712,716	0	1,135,626	18,836	(5)	3,499,522
Chairman and Chief Executive Officer	2006	750,000		912,500	(4)	0		1,251,105	0	1,340,037	54,038	(5)	4,307,682

Frank V. McMahon	2007	698,629		0		867,915		592,320	800,000	372,001	28,316	(8)	3,359,181
Vice Chairman	2006	550,000	(6)	875,000		197,604	(7)	441,963	0	81,608	21,900	(8)	2,168,085

Dennis J. Gilmore	2007	647,885		0		555,322		503,426	750,000	187,026	42,075	(9)	2,685,734
Chief Operating Officer	2006	600,000		890,000		0		890,159	0	660,278	38,022	(9)	3,078,460

Barry M. Sando	2007	525,000		0		272,940		435,117	540,000	91,281	10,655		1,874,933
President, Mortgage Information Segment	2006	525,000		865,000		0		771,672	0	340,487	47,788	(10)	2,549,947

Curt G. Johnson	2007	541,462		0		297,426		53,371	725,000	424,650	9,113		2,051,021
President, Title Insurance and Services Segment

Notes:

(1)	Includes First Advantage Corporation restricted stock unit (RSU) awards during 2007 to Mr. Kennedy and Mr. McMahon in connection with their service on the First Advantage Corporation board of directors. Mr. Kennedy and Mr. McMahon have agreed to remit to the Company any after-tax benefit of such awards.

(2)	The Company did not award options to the named executive officers in 2007. Value reflects the FAS 123R fair value of awards amortized over the vesting period. Fair value was determined by using a lattice option pricing model in 2006 and a Black-Scholes methodology for prior years with the following assumptions:

	2006	2005	2004	2003	2002
Dividend yield	1.6% - 1.8%	1.5% -2.3%	2.0% - 2.4%	1.8%	1.9%
Expected volatility	25.0%	39.7% - 41.4%	41.9% - 44.2%	45.1%	48.9%
Risk free average interest rate	4.3% - 4.8%	3.7% - 4.3%	3.7% - 4.2%	4.2%	4.2%
Expected term (years)	4.0 - 5.0	5.4 - 5.9	5.9 - 6.3	7	7

Also reflects option awards for board service at First Advantage Corporation to Mr. Kennedy and Mr. McMahon. Mr. Kennedy and Mr. McMahon have agreed to remit to the Company any after tax benefit they receive as a result of the awards. First Advantage utilized a lattice option pricing model in 2006 with the following assumptions: expected volatility (30%), risk free average interest rate (4.56%-4.81%), and expected term (5 years). Prior to 2006, First Advantage utilized a Black-Scholes methodology with the following assumptions: for 2005, volatility (25%), term (6 years), risk free rate (4.52%); for 2004, volatility (34%), term (9 years), risk free rate (4.13%); and for 2003, volatility (34%), term (9 years), risk free rate (3.24%). All years assumed a 0% dividend yield.

(3)	Reflects the change in the present value of the life annuity from the fiscal year end 2006 to 2007 for both the qualified and non-qualified pension plans (entitled The First American Corporation Pension Plan, The First American Corporation Pension Restoration Plan and The First American Corporation Executive Supplemental Benefit Plan). It does not include earnings under the deferred compensation plan as such earnings are neither above market nor preferential. The Company’s deferred compensation plan provides a return based on a number of mutual fund investment choices. See Pension Benefits table on page 11 for assumptions.

(4)	On February 27, 2007, at Mr. Kennedy’s request, the Company’s Compensation Committee shifted $500,000 of his cash bonus for service in 2006 to RSUs which vest over five years and were issued on March 5, 2007. The actual cash payment was therefore reduced to $412,500.

(5)	In 2007, this amount consists of (a) Company contributions of $6,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) use of Company residences valued at $3,700 and (c) Company-paid club membership dues of $8,536. In 2006, this amount consists of (a) Company contributions of $12,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance and estimated value of Company-paid gas totaling $15,440, (c) Company-paid club membership dues of $18,098, (d) estimated value of personal use of Company-owned residences of $7,000 and (e) fees for attending board meetings of the Company totaling $900.

(6)	Reflects Mr. McMahon’s salary for the period from his hire date of March 31, 2006 through December 31, 2006.

(7)	Reflects the expense taken by the Company in 2006 in connection with Mr. McMahon’s new hire grant of 33,334 RSUs valued at the closing price on the March 31, 2006 grant date of $39.16 per share.

See “Grants of Plan Based Awards” on page 7 for additional information regarding this grant.

(8)	In 2007, this amount consists of (a) Company contributions of $6,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance of $10,800 and (c) Company-paid club membership dues of $10,915. In 2006, this amount consists of (a) Company car allowance of $9,900, (b) Company-paid club membership dues of $5,400 and (c) fees for attending board meetings of the Company and its subsidiaries totaling $6,600.

(9)	In 2007, this amount consists of (a) Company contributions of $6,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) life insurance premiums of $233, (c) Company car allowance of $10,080 and (d) Company-paid club membership dues of $25,162. In 2006, this amount consists of (a) Company contributions of $12,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance of $13,200, (c) Company-paid club membership dues of $10,584, (d) estimated value of the use of Company-owned season tickets of $520, (e) life insurance premiums of $218 and (f) fees for attending board meetings of the Company totaling $900.

(10)	This amount consists of (a) Company contributions of $12,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance and estimated value of Company-paid gas totaling $10,900, (c) Company-paid club membership dues of $19,440, (d) estimated value of the use of Company-owned season tickets of $1,200 and (e) life insurance premiums of $3,648.

Grants of Plan-Based Awards

The following table contains information concerning awards of restricted stock units (RSUs) and performance units made to each of the named executive officers during fiscal year 2007. In February 2007, the Company repriced unexercised options that were held by named executive officers of the Company and with respect to which the Company used an incorrect measurement date for accounting purposes. The Company only repriced those options where the resulting strike price was higher than the original strike price. For further discussion, see the “Compensation Discussion and Analysis” section commencing on page 26.

Name	Grant Date	Approval Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Parker S. Kennedy	4/26/2007	4/26/2007	(1)							2,838	$64,990
	3/5/2007	1/9/2007	(2)				—	29,637	—		$1,412,499
	3/5/2007	1/9/2007	(3)				—	15,736	—		$749,978
	3/31/2007	3/20/2007	(4)	—	—	1,825,000
Frank V. McMahon	4/26/2007	4/26/2007	(1)							2,838	$64,990
	3/5/2007	1/9/2007	(2)				—	18,359	—		$874,990
	3/5/2007	1/9/2007	(3)				—	14,687	—		$699,982
	3/31/2007	3/20/2007	(4)	—	—	1,750,000
Dennis J. Gilmore	3/5/2007	1/9/2007	(2)				—	17,310	—		$824,995
	3/5/2007	1/9/2007	(3)				—	13,638	—		$649,987
	3/31/2007	3/20/2007	(4)	—	—	1,650,000
Barry M. Sando	3/5/2007	1/9/2007	(2)				—	4,196	—		$199,981
	3/5/2007	1/9/2007	(3)				—	11,015	—		$524,975
	3/31/2007	3/20/2007	(4)	—	—	1,600,000
Curt G. Johnson	3/5/2007	1/9/2007	(2)				—	5,035	—		$239,968
	3/5/2007	1/9/2007	(3)				—	11,540	—		$549,996
	3/31/2007	3/20/2007	(4)	—	—	1,920,000

(1)	Grant represents RSUs that convert to full-value shares of First Advantage Corporation Class A common stock, granted for service as a director of First Advantage. These awards vest over a three-year period commencing on the first anniversary date of grant. Mr. Kennedy and Mr. McMahon have agreed to remit to the Company any after-tax benefit they receive as a result of this award.

(2)	Grants represent the portion of the 2006 annual bonus, paid in 2007, in the form of RSUs, referred to as “Bonus RSUs”. Vesting of Bonus RSUs generally occurs at a rate of 20% per year on each anniversary of the date of grant, and was not payable unless, as was the case, the net income of the Company for 2007 was at least $50 million, excluding (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss and (f) foreign exchange gains and losses (“Extraordinary Items”).

(3)	Grants represent Long-Term Incentive RSUs which were issued to the named executive officers in an amount roughly equal to their base pay. Vesting of Long-Term Incentive RSUs generally occurs at a rate of 20% per year on each anniversary of the date of grant, and was not payable unless, as was the case, the net income of the Company for 2007 was at least $50 million, excluding Extraordinary Items.

(4)	Awards represent the maximum amount payable with respect to performance units awarded under the Company's incentive compensation plan for 2007. None of the awards were payable unless, as was the case, the net income of the Company for 2007 was at least $100 million, excluding Extraordinary Items. The performance units converted to cash after the Compensation Committee determined that the performance target had been met. The Compensation Committee has the discretion to reduce the amount of the performance units, and, for 2007, it exercised this discretion. These performance units were awarded to permit the Company to deduct, for tax purposes, the entire amount of bonuses paid to named executive officers. See “Compensation Discussion and Analysis–Annual Incentives” commencing on page 28. The amounts identified in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2007 are the actual amounts paid under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards of the Company and (in the table below on page 10) its publicly traded subsidiary, First Advantage Corporation, held by the named executive officers as of December 31, 2007.

The First American Corporation

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (2) (#)		Market Value of Shares or Units of Stock That Have Not Vested (3) ($)
Parker S. Kennedy	30,000		29.54	4/23/2008
	40,000		13.13	2/24/2010
	40,000		30.80	12/14/2010
	40,000		18.08	12/13/2011
	64,000	16,000	22.85	2/27/2013
	48,000	32,000	30.56	2/26/2014
	32,000	48,000	36.55	2/28/2015
	32,000	48,000	47.49	12/8/2015
					46,033	(4)	1,570,646

Frank V. McMahon	60,000	240,000	39.16	3/31/2016	27,535	(5)	939,494
					33,518	(4)	1,143,634

Dennis J. Gilmore	20,000		30.80	12/14/2010
	8,000		19.20	12/13/2011
	6,000		19.10	7/23/2012
	40,000	10,000	22.85	2/27/2013
	30,000	20,000	30.56	2/26/2014
	24,000	36,000	36.55	2/28/2015
	24,000	36,000	47.49	12/8/2015
					31,393	(4)	1,071,129

Curt G. Johnson	2,000		19.10	7/23/2012
	2,500	2,500	26.35	3/12/2013
	10,000	2,500	26.35	4/1/2013
	2,000	8,000	46.48	1/13/2016
					16,810	(4)	573,557

Barry M. Sando	4,000		30.80	12/14/2010
	20,000		19.20	12/13/2011
	10,000		19.10	7/23/2012
	40,000	10,000	22.85	2/27/2013
	30,000	20,000	30.56	2/26/2014
	20,000	30,000	36.55	2/28/2015
	20,000	30,000	47.49	12/8/2015
					15,421	(4)	526,165

(1)	The options disclosed in the table have a ten-year life. Options vest in 20% equal annual increments commencing on the first anniversary of the grant.

Remaining vesting dates for each grant that is not fully vested include:

Expiration Date	Remaining Vesting Dates
3/31/2016	3/31/2008, 3/31/2009, 3/31/2010, 3/31/2011
1/13/2016	1/13/2008, 1/13/2009, 1/13/2010, 1/13/2011
12/8/2015	12/8/2008, 12/8/2009, 12/8/2010
2/28/2015	2/28/2008, 2/28/2009, 2/28/2010
2/26/2014	2/26/2008, 2/26/2009
4/1/2013	4/1/2008
3/12/2013	3/12/2008
2/27/2013	2/27/2008

(2)	Restricted stock units vest in 20% equal annual increments commencing on the first anniversary of the grant.

(3)	Represents the in-the-money value of unvested equity based on a stock price of $34.12 as of December 31, 2007.

(4)	Remaining vesting dates include: 3/05/2008, 3/05/2009, 3/05/2010, 3/05/2011, 3/05/2012.

(5)	Remaining vesting dates include: 3/31/2008, 3/31/2009, 3/31/2010, 3/31/2011.

First Advantage Corporation

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Parker S. Kennedy	5,000		20.58	6/19/2013
	2,500		20.90	6/21/2014
	1,667	833	27.93	9/13/2015
	835	1,665	25.13	5/11/2016
					2,838	(3)	46,742

Frank V. McMahon	1,670	3,330	24.13	4/3/2016
	835	1,665	25.13	5/11/2016
					2,838	(3)	46,742

(1)	Stock options vest cumulatively in three installments commencing on the first anniversary of the grant. The first and second year vesting installments are 33.3%. The third year installment is at 33.4%.

Remaining vesting dates for each grant include:

Option Expiration Date	Remaining Vesting Dates
5/11/2016	5/11/2008, 5/11/2009
4/3/2016	4/3/2008, 4/3/2009
9/13/2015	9/13/2008

(2)	Represents the in-the-money value of unvested equity based on a stock price of $16.47 as of December 31, 2007.

(3)	Restricted stock units vest cumulatively in three installments commencing on the first anniversary of the grant. The first and second year vesting installments are 33.3%. The third year installment is at 33.4%. Remaining vesting dates for each restricted stock unit award that is not fully vested include: 4/26/2008, 4/26/2009, 4/26/2010.

Option Exercises and Stock Vested

The following table sets forth information concerning value realized by each of the named executive officers upon exercise of stock options and vesting of stock during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Parker S. Kennedy	0	0	0	0
Frank V. McMahon	0	0	6,813	344,982
Dennis J. Gilmore	22,500	385,311	0	0
Barry M. Sando	0	0	0	0
Curt G. Johnson	6,692	167,747	0	0

Pension Benefits

The following table shows the actuarial present value of the accumulated retirement benefits payable upon normal retirement age to each of the named executive officers, computed as of December 31, 2007. The amounts disclosed are based upon benefits provided to the named executive officers under the tax-qualified First American Pension Plan (“Pension Plan”), the First American Pension Restoration Plan (“Pension Restoration Plan”) and the First American Executive Supplemental Benefit Plan (“Executive Supplemental Benefit Plan”).

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefits (2)(3) ($)	Payments During Last Fiscal Year ($)
Parker S. Kennedy(4)	Pension Plan	30.7	355,042
	Pension Restoration Plan	30.7	244,174
	Executive Supplemental Benefit Plan	30.7	8,884,603

Frank V. McMahon	Executive Supplemental Benefit Plan	1.8	453,609

Dennis J. Gilmore	Pension Plan	14.6	64,569
	Pension Restoration Plan	14.6	39,504
	Executive Supplemental Benefit Plan	14.6	2,221,376

Barry M. Sando	Pension Plan	15.1	63,940
	Pension Restoration Plan	15.1	37,629
	Executive Supplemental Benefit Plan	16.1	1,723,774

Curt G. Johnson	Pension Plan	11.9	63,131
	Pension Restoration Plan	11.9	23,183
	Executive Supplemental Benefit Plan	11.9	2,278,304

(1)	Credited years of service for the Executive Supplemental Benefit Plan is the time between the beginning of the month after hire date and December 31, 2007, and does not affect the benefit to the executive after minimum service requirements are met. Credited years of service for both the Pension Plan and Pension Restoration Plan is the time between the participant’s deemed participation date under the plan and December 31, 2007.

(2)	For the Pension Plan and the Pension Restoration Plan benefits: Benefits accrue from hire date through age 65. The following assumptions were used for calculating present values: interest rate of 6.30%, pre- and post retirement mortality per RP2000 mortality tables for males and females, benefit is payable as a 50% joint and survivor annuity, spouse is assumed to be three years younger than participant.

For the Executive Supplemental Benefit Plan eligibility: Eligibility requires 10 years of service and 5 years of participation in the plan with the benefit dependent on age at retirement between 55 and 62, rather than credited years of service. The following assumptions were used for calculating present values: interest rate of 6.30%, pre- and post retirement mortality per RP2000 mortality tables for males and females, benefit is payable as a 50% joint and survivor annuity, spouse is assumed to be the same age as participant.

(3)	The present values under the Executive Supplemental Benefit Plan for Mr. Kennedy were calculated using a retirement age of 60 because he was vested on November 1, 2007, the effective date of the plan amendment, and as a result is entitled to receive the higher of the benefit as calculated under the amended plan at Normal Retirement or what he would have otherwise received had he retired on October 31, 2007.

(4)	Mr. Kennedy is eligible for early retirement due to service requirements and age as described further below.

(1) Pension Plan

Subject to certain conditions of age and tenure, all regular employees of the Company and participating subsidiaries were eligible to join the Pension Plan until December 31, 2001. No employees have been eligible to join the Pension Plan after that date. In order to participate, during plan years ending on or prior to December 31, 1994, an employee was required to contribute 1 1/2% of pay (i.e., base salary plus cash bonuses, commissions and other pay) to the plan. As a result of amendments that were adopted in 1994, during plan years commencing after December 31, 1994, an employee was not required to contribute to the plan in order to participate.

A participant generally vests in his accrued benefit attributable to the Company’s contributions upon the completion of three years of service or, if earlier, employment through normal retirement age.

Normal retirement age is defined under the Pension Plan as the later of the employee’s attainment of age 65 or his third anniversary of participation in the plan. Upon retirement at normal retirement age, an employee receives full monthly benefits which are equal, when calculated as a life annuity: (1) for years of credited service with the Company and its subsidiaries as of December 31, 1994, to 1% of the first $1,000 and 1 1/4% of remaining final average pay (i.e., the average of the monthly “pay,” as defined above, during the five highest paid consecutive calendar years out of the last 10 years prior to retirement) times the number of years of credited service as of December 31, 1994; and (2) for years of credited service with the Company and its subsidiaries after December 31, 1994, to 3/4% of the first $1,000 and 1% of the remaining final average pay times the number of years of credited service subsequent to December 31, 1994.

Effective December 31, 2000, the Pension Plan was amended to exclude from the calculation of benefits (i) any pay earned after December 31, 2001, and (ii) any service earned after December 31, 2005. Effective December 31, 2002, the Pension Plan was amended to reduce the rate at which future benefits accrue for participants who had not yet attained age 50 by spreading the accrual of the benefit that would have accrued during 2003 to 2005 over extended periods ranging from 5 to 20 years, depending on the participant’s age as of December 31, 2002. The Pension Plan was amended in February 2008 to eliminate benefit accruals for service after April 30, 2008.

An employee with at least three years of participation in the plan may elect to retire after attaining age 55, but prior to age 65, and receive reduced benefits. Benefits are reduced 1/180th by each of the first 60 months and by 1/360th for each of any additional months by which the date benefits begin precedes the participant’s normal retirement date. Benefit payment options include various annuity options, a form of benefit that is reduced prior to the participant’s commencement of Social Security benefits, and a lump-sum in the case of certain terminations prior to age 55 and upon disability.

Federal tax law limits the maximum amount of pay that may be considered in determining benefits under the Pension Plan. The limit on pay that could be recognized by tax-qualified retirement plans was $200,000 in 1989. This amount was adjusted for inflation for each year through 1993, when the limit was $235,840. In 1993, this limit was decreased to $150,000 for plan years beginning in 1994. The $150,000 limit has been adjusted for inflation and was increased to $160,000 as of January 1, 1997, and to $170,000 as of January 1, 2000. The highest final average pay that could be considered in determining benefits accruing under the Pension Plan before 1994 is $219,224, and since the plan does not consider pay earned after December 31, 2001, the highest final average pay that can be considered in determining benefits accruing after 1993 is $164,000.

(2) Pension Restoration Plan

During 1996, the Company adopted the Pension Restoration Plan. This plan is an unfunded, non-qualified plan designed to make up for the benefit accruals that are restricted by the indexed $150,000 pay limit. However, in order to limit its expense, the Pension Restoration Plan does not make up for benefit accruals on compensation exceeding $275,000. The Pension Restoration Plan also makes up for benefits that cannot be paid from the Company’s Pension Plan because of limitations imposed by the federal tax laws. Vesting of benefits payable to an employee under the Company’s Pension Restoration Plan occurs at the same time that vesting occurs for that employee in his or her Pension Plan benefits. The Pension Restoration Plan is effective as of January 1, 1994, but only covers selected Pension Plan participants who were employees on that date. As noted above, January 1, 1994, is the date as of which the pay limit for the Pension Plan was reduced from $235,840 to $150,000. The Pension Restoration Plan excludes pay earned after December 31, 2001, as does the Pension Plan. The Pension Restoration Plan was amended in February 2008 to eliminate benefit accruals for service after April 30, 2008.

Payment of benefits under the Pension Restoration Plan generally commences at the time payments commence under the Pension Plan. Subject to any applicable laws and the approval of the Compensation Committee, benefit options under the Pension Restoration Plan are generally similar to those available under the Pension Plan. The factors for early retirement are the same as those under the Pension Plan.

(3) Executive Supplemental Benefit Plan Description

The Executive Supplemental Benefit Plan provides retirement benefits for, and pre-retirement death benefits with respect to, certain key management personnel. The plan was originally adopted in 1985 and has been amended a number of times since then, including, most recently, in October 2007. Under the plan, as originally adopted, upon retirement at normal retirement date (the later of age 65 or completion of 10 years of service) the participant received a joint life and 50% survivor annuity benefit equal to 35% of “final average compensation.” “Final average compensation” was determined for those three calendar years out of the last 10 years of employment preceding retirement in which final average compensation is the highest. Final average compensation includes base salary and commissions, cash bonuses and stock bonuses that are granted to compensate for past services (such as Bonus RSUs, as described below).

Under the original plan, the benefit was reduced by 5% for each year prior to normal retirement date in which retirement occurs and, until age 70, increased by 5% (compounded in order to approximate the annuitized value of the benefit had retirement occurred at age 65) for each year after such date in which retirement occurs. With respect to such postponed retirement, the plan took into account covered compensation received until age 70, so that the retirement benefit of an executive who retires after normal retirement date is determined as the greater of the annuitized benefit or the benefit calculated using final average compensation until age 70.

To be eligible to receive benefits under the plan, a participant must be at least age 55, have been an employee of the Company, or an employee of one of the Company’s subsidiaries, for at least 10 years and covered by the plan for at least five years. A pre-retirement death benefit is provided consisting of 10 annual payments, each of which equals 50% of final average compensation. The Board can, in its discretion, pay the participant or beneficiary in an actuarial equivalent lump-sum or other form of benefit. In the event of a

“change-in-control” (as defined in the plan) of the Company, a participant who retires after the change-in-control shall receive the same benefits as if he were retiring upon the attainment of normal retirement date.

The Executive Supplemental Benefit Plan was amended in September 2005 to provide that participants who thereafter engage in competition with the Company, either during their employment with or following their departure from the Company, forfeit their right to receive any vested benefits under the plan. Competition is defined to include involvement with a competing business, the misappropriation, sale, use or disclosure of the Company’s trade secrets, confidential or proprietary information and solicitation of Company employees or customers.

To reduce the costs of the plan to the Company, the plan was further amended in October 2007. Among other changes, this amendment reduced the normal retirement date to the later of age 62, the date on which the participant completes 10 years of service with the Company and the date on which the participant was covered, in combination, by the plan or the Company’s Management Supplemental Benefit Plan; changed the period over which “final average compensation” is determined to the five calendar years preceding retirement; reduced the maximum benefit payable to a joint life and 50% survivor annuity benefit equal to 30% of “final average compensation”; eliminated any increased benefit for postponed retirement beyond the normal retirement date; and provided for accelerated vesting only upon a change-in-control that is not approved by the Company’s incumbent Board of Directors. The benefit is reduced by 5.952% for each year prior to age 62 in which retirement actually occurs. Participants who were vested as of the effective date of the amendment, November 1, 2007, are entitled to receive the higher of the benefit as calculated under the amended plan and the benefit to which the participant would have been entitled had he retired on October 31, 2007.

As of December 31, 2007, 43 employees, including Messrs. Kennedy, McMahon, Gilmore, Sando and Johnson have been selected to participate in the plan. The plan is unfunded and unsecured. The Company has previously purchased insurance, of which the Company is the owner and beneficiary, on the lives of certain plan participants. This insurance is designed to offset, over the life of the plan, a portion of the Company’s costs incurred with respect to the plan.

Deferred Compensation Plan

As reflected in the following table, certain of the Company’s named executive officers have elected to participate in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”):

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY (3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (4) ($)
Parker S. Kennedy	0	0	0	0	0
Frank V. McMahon	130,000	0	3,387	0	207,516
Dennis J. Gilmore	150,000		53,640	0	772,715
Barry M. Sando	22,600	0	38,453	0	440,547
Curt G. Johnson	77,073	0	35,805	0	488,887

(1)	The entire amount of contributions are reported in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan column for 2007.

(2)	The Company does not make contributions to the Deferred Compensation Plan.

(3)	Represents earnings on participant selected investment options. None of the amounts are reflected in the Summary Compensation Table as the return on deferred amounts are calculated in a similar manner and at a similar rate as earnings on externally managed mutual funds.

(4)	Includes contributions reported in prior years' summary compensation tables (or equivalent), where applicable, including $70,000 for Mr. McMahon in 2006; $150,000, $300,000, $50,000, and $50,000 for Mr. Gilmore in 2006, 2005, 2004 and 2003, respectively, and $34,050 and $33,600 for Mr. Sando in 2006 and 2003, respectively.

The Company’s Deferred Compensation Plan offers to a select group of management and highly compensated employees the opportunity to elect to defer portions of their base salary, commissions and cash bonuses. A committee appointed by the Board of Directors is responsible for administering the plan. The Company maintains a deferral account for each participating employee on a fully vested basis for all deferrals. Participants can choose to have their cash benefits paid in one lump-sum or in quarterly payments upon termination of employment or death. Subject to the terms and conditions of the plan, participants also may elect scheduled and nonscheduled in-service withdrawals of compensation deferred prior to January 1, 2005, and the earnings and losses attributable thereto. Withdrawals of compensation deferred after December 31, 2004, and the earnings and losses attributable thereto must be scheduled by the participant at the time the participant elects to defer such compensation.

Participants allocate their deferrals among a variety of investment crediting options offered under the plan. The investment crediting rates are based upon the rates of return available under certain separate accounts offered through variable insurance products.

For all participants who joined the Deferred Compensation Plan prior to December 31, 2001, the plan provides a pre-retirement life insurance benefit equal to the lesser of 15 times the amount deferred in the participant’s first year of participation or $2 million. The life insurance benefit is reduced beginning at age 61 by 20% per year. Participants who join the plan after December 31, 2001 are not eligible for this insurance benefit. The Company pays a portion of the cost of such life insurance benefits. The plan is unfunded and unsecured.

Potential Payments upon Termination or Change-in-Control

The following tables describe payments and other benefits that would be provided to the Company’s named executive officers under the specified circumstances upon a change-in-control of the Company or their termination. For further discussion, see “Change-in-Control Agreements” in the “Compensation Discussion and Analysis” section which follows the tables, commencing on page 26, and see “Executive Supplemental Benefit Plan Description” above on page 13.

Parker S. Kennedy

			Involuntary Termination			Change-in-Control
Executive Payments and Benefits upon Termination	Voluntary Termination (1)		For Cause	Without Cause/ Good Reason		Without Termination (15)		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0		$0	$0		$0		$9,450,000	(2)	$0		$0
Bonus	$0		$0	$0		$0		$2,400,000	(3)	$0		$0
Performance Units	$0		$0	$0		$1,825,000		$1,825,000		$0		$0
Long-term Incentives
- Accelerated Vesting of Stock Options (4)(5)	$0		$0	$0		$294,240		$294,240		$294,240		$294,240
- Vested Stock Options (4)(6)	$2,643,560		$0	$2,643,560		$2,643,560		$2,643,560		$2,643,560		$2,643,560
- Accelerated vesting of RS/RSUs (4)	$0		$0	$1,570,646		$1,570,646		$1,570,646		$1,570,646		$1,570,646
Deferred Compensation Plan	N/A		N/A	N/A		N/A		N/A		N/A		N/A
Director Compensation from Subsidiary Organizations
- FADV - Accelerated Vesting of Stock Options (7)	$0		$0	$0		$0		$0		$0		$0
- FADV - Vested Stock Options	$0		$0	$0		$0		$0		$0		$0
- FADV - Accelerated Vesting of RS/RSUs (7)	$0		$0	$0		$46,742		$46,742		$46,742		$0
Benefits & Perquisites:
Vested Pension Plan	$402,131		$402,131	$402,131		$0		$402,131		$203,499	(8)	$402,131
Vested Pension Restoration Plan	$276,558		$276,558	$276,558		$0		$276,558		$139,952	(8)	$276,558
Enhanced Executive Supplemental Benefit Plan (9)	$0		$0	$0		$0	(10)	$2,961,528	(10)	$1,036,987	(12)	$0
Vested Executive Supplemental Benefit Plan	$8,884,603	(11)	$0	$8,884,603	(11)	$0		$8,884,603	(11)	$8,884,603	(11)	$8,884,603	(11)
Benefit Continuation (13)	$0		$0	$0		$0		$105,838		$0		$0
Vacation Entitlement	$72,115		$72,115	$72,115		$0		$72,115		$72,115		$72,115
280G Tax Gross-up	N/A		N/A	N/A		$0		$7,309,125	(14)	N/A		N/A

Total	$12,278,967		$750,805	$13,849,613		$6,380,188		$38,242,086		$14,892,344		$14,143,853

(1)	Voluntary termination would qualify as early retirement under the Executive Supplemental Benefit Plan. Under the plan, early retirement is defined as retirement at age 55 and satisfaction of the vesting requirement.

(2)

Represents three times the executive’s base salary in effect immediately prior to the date of termination and three times the greater of the executive’s highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year. Because the 2007 bonus was presumed to be indeterminate as of December 31, 2007, it was not included in this estimate.

(3)	Represents the pro rata portion of the executive’s annual bonus (the applicable agreement provides for the payment of the greater of the highest bonus over last four fiscal years or the anticipated bonus for the year of the date of termination).

(4)	Represents the intrinsic value of stock options and RSUs based on the Company's closing stock price on December 31, 2007, of $34.12.

(5)	The 1996 Stock Option Plan and related agreement provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(6)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(7)	Per First Advantage Corporation's Incentive Compensation Plan, options and RSUs accelerate in the event of a change-in-control of First Advantage Corporation. Mr. Kennedy has agreed to remit to the Company any after-tax benefit he receives as a result of accelerated vesting.

(8)	Represents the lump-sum present value equal to one half of accrued benefit, converted to qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(9)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(10)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in an amount equal to the amount the executive would have been entitled to receive had he attained his normal retirement date, and a joint and survivor annuity. Represents the enhanced present value of benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(11)	Represents the present value of benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(12)	Enhanced benefit as calculated based on a 10 year certain payments at a 6.30% discount rate equal to 50% of participant's final average compensation.

(13)	Represents cash payment to the executive to cover cost to purchase benefits, including gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $964.48 per month will increase 10% in 2009.

(14)	Under the applicable agreement, if payments are subject to excise taxes imposed under Internal Revenue Code Section 4999 the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Section 280G:

•	Equity valued at the Company's closing stock price on December 31, 2007, of $34.12, less option exercise prices.

•	Parachute payments for time vesting stock options, restricted stock and RSUs were valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

•	Calculations assume a portion of 2007 bonus is reasonable compensation for services rendered prior to the change-in-control.

(15)	Should the executive voluntarily terminate employment during the "window period" (the 30 days following the first anniversary of the change-in-control) severance equals two times the executive's base salary in effect immediately prior to the date of termination and two times the greater of the executive's highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year.

If payments are subject to excise taxes imposed under Internal Revenue Code Section 4999, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied.

Frank V. McMahon

		Involuntary Termination			Change-in-Control
Executive Payments and Benefits upon Termination	Voluntary Termination	For Cause	Without Cause/ Good Reason		Without Termination (12)		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0	$0	$5,687,500	(1)	$0		$7,350,000	(2)	$0		$0
Bonus	$0	$0	N/A		$0		$1,750,000	(3)	$0		$0
Performance Units	$0	$0	$0		$800,000		$800,000		$0		$0
Long-term Incentives
- Accelerated Vesting of Stock Options (4)(5)	$0	$0	$0		$0		$0		$0		$0
- Vested Stock Options (4)	$0	$0	$0		$0		$0		$0		$0
- Accelerated vesting of RS/RSUs (4)	$0	$0	$2,083,128		$2,083,128		$2,083,128		$1,143,634		$1,143,634
Director Compensation from Subsidiary Organizations
- FADV - Accelerated Vesting of Stock Options (6)	$0	$0	$0		$0		$0		$0		$0
- FADV - Vested Stock Options	$0	$0	$0		$0		$0		$0		$0
- FADV - Accelerated Vesting of RS/RSUs (6)	$0	$0	$0		$46,742		$46,742		$46,742		$0
Deferred Compensation Plan	$207,516	$207,516	$207,516		$0		$207,516		$207,516		$207,516
Benefits & Perquisites:
Vested Pension Plan	N/A	N/A	N/A		N/A		N/A		N/A		N/A
Vested Pension Restoration Plan	N/A	N/A	N/A		N/A		N/A		N/A		N/A
Enhanced Executive Supplemental Benefit Plan (7)	$0	$0	$0		$0	(8)	$7,318,372	(9)	$6,608,805	(10)	$2,402,010	(11)
Vested Executive Supplemental Benefit Plan	$0	$0	$0		$0		$0		$0		$0
Benefit Continuation (13)	$0	$0	$0		$0		$87,329		$0		$0
Vacation Entitlement	$40,385	$40,385	$40,385		$0		$40,385		$40,385		$40,385
280G Tax Gross-up (14)	N/A	N/A	N/A		$2,257,416		$8,498,192		N/A		N/A

Total	$247,900	$247,900	$8,018,529		$5,187,286		$28,181,663		$8,047,081		$3,793,544

(1)	Per his employment agreement, Mr. McMahon is entitled to minimum cash compensation (equal to $1,750,000 per year) until March 31, 2011.

(2)	Represents three times the executive’s base salary in effect immediately prior to the date of termination and three times the greater of the executive’s highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year. Because the 2007 bonus was presumed to be indeterminate as of December 31, 2007, it was not included in this estimate.

(3)	Represents the pro rata portion of the executive’s annual bonus (the applicable agreement provides for the payment of the greater of the highest bonus over last four fiscal years or the anticipated bonus for the year of the date of termination).

(4)	Represents the intrinsic value of stock options and RSUs based on the Company's closing stock price on December 31, 2007, of $34.12.

(5)	Mr. McMahon's employment agreement and option award provide for acceleration of unvested options in the event of termination without cause upon a change-in-control.

(6)	Per First Advantage Corporation's Incentive Compensation Plan, options and RSUs accelerate in the event of a change-in-control of First Advantage Corporation. Mr. McMahon has agreed to remit to the Company any after-tax benefit he receives as a result of accelerated vesting.

(7)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant under the various scenarios for the Executive Supplemental Benefit Plan.

(8)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in an amount equal to the amount the executive would have been entitled to receive had he attained his normal retirement date, and a joint and survivor annuity.

(9)	Represents the enhanced present value of benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(10)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant's final average compensation.

(11)	Represents the present value of benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(12)	Should the executive voluntarily terminate employment during the "window period" (the 30 days following the first anniversary of the change-in-control) severance equals two times the executive's base salary in effect immediately prior to the date of termination and two times the greater of the executive's highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year.

If payments are subject to excise taxes imposed under Internal Revenue Code Section 4999, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied.

(13)	Represents cash payment to the executive to cover cost to purchase benefits, including gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,434.35 per month will increase 10% in 2009.

(14)	Under the applicable agreement, if payments are subject to excise taxes imposed under Internal Revenue Code Section 4999 the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Section 280G:

•	Equity valued at the Company's closing stock price on December 31, 2007, of $34.12, less option exercise prices.

•	Parachute payments for time vesting stock options, restricted stock and RSUs were valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

•	Calculations assume a portion of 2007 bonus is reasonable compensation for services rendered prior to the change-in-control.

Dennis J. Gilmore

		Involuntary Termination		Change-in-Control
Executive Payments and Benefits upon Termination	Voluntary Termination	For Cause	Without Cause/ Good Reason	Without Termination (14)		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0	$0	$0	$0		$8,055,000	(1)	$0		$0
Bonus	$0	$0	$0	$0		$2,035,000	(2)	$0		$0
Performance Units	$0	$0	$0	$750,000		$750,000		$0		$0
Long-term Incentives
- Accelerated Vesting of Stock Options (3,4)	$0	$0	$0	$183,900		$183,900		$183,900		$183,900
- Vested Stock Options (3,5)	$833,480	$0	$833,480	$833,480		$833,480		$833,480		$833,480
- Accelerated vesting of RS/RSUs (3)	$0	$0	$1,071,129	$1,071,129		$1,071,129		$1,071,129		$1,071,129
Deferred Compensation Plan	$772,715	$772,715	$772,715	$0		$772,715		$847,715		$772,715
Benefits & Perquisites:
Vested Pension Plan	$64,569	$64,569	$64,569	$0		$64,569		$40,841	(6)	$64,569
Vested Pension Restoration Plan	$39,504	$39,504	$39,504	$0		$39,504		$24,987	(6)	$39,504
Enhanced Executive Supplemental Benefit Plan (7)	$0	$0	$0	$0	(8)	$8,155,616	(9)	$7,428,828	(10)	$3,091,453	(11)
Vested Executive Supplemental Benefit Plan	$0	$0	$0	$0		$0		$0		$0
Benefit Continuation (12)	$0	$0	$0	$0		$90,928		$0		$0
Vacation Entitlement	$62,500	$62,500	$62,500	$0		$62,500		$62,500		$62,500
280G Tax Gross-up	N/A	N/A	N/A	$0		$8,996,268	(13)	N/A		N/A

Total	$1,772,767	$939,287	$2,843,897	$2,838,509		$31,110,609		$10,493,380		$6,119,250

(1)	Represents three times the executive’s base salary in effect immediately prior to the date of termination and three times the greater of the executive’s highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year. Because the 2007 bonus was presumed to be indeterminate as of December 31, 2007, it was not included in this estimate.

(2)	Represents the pro rata portion of the executive’s annual bonus (the applicable agreement provides for the payment of the greater of the highest bonus over last four fiscal years or the anticipated bonus for the year of the date of termination).

(3)	Represents the intrinsic value of stock options and RSUs based on the Company's closing stock price on December 31, 2007, of $34.12.

(4)	The 1996 Stock Option Plan and related agreement provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(5)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(6)	Represents the lump-sum present value equal to one half of accrued benefit, converted to qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(7)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant under the various scenarios for the Executive Supplemental Benefit Plan.

(8)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in an amount equal to the amount the executive would have been entitled to receive had he attained his normal retirement date, and a joint and survivor annuity.

(9)	Represents the enhanced present value of benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(10)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant's final average compensation.

(11)	Represents the present value of benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(12)	Represents cash payment to the executive to cover cost to purchase benefits, including gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,434.35 per month will increase 10% in 2009.

(13)	Under the applicable agreement, if payments are subject to excise taxes imposed under Internal Revenue Code Section 4999 the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Section 280G:

•	Equity valued at the Company's closing stock price on December 31, 2007, of $34.12, less option exercise prices.

•	Parachute payments for time vesting stock options, restricted stock and RSUs were valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

•	Calculations assume a portion of 2007 bonus is reasonable compensation for services rendered prior to the change-in-control.

(14)	Should the executive voluntarily terminate employment during the "window period" (the 30 days following the first anniversary of the change-in-control) severance equals two times the executive's base salary in effect immediately prior to the date of termination and two times the greater of the executive's highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year.

If payments are subject to excise taxes imposed under Internal Revenue Code Section 4999, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied.

Barry M. Sando

		Involuntary Termination			Change-in-Control
Executive Payments and Benefits upon Termination	Voluntary Termination	For Cause	Without Cause/ Good Reason		Without Termination (14)		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0	$0	$0		$0		$5,670,000	(1)	$0		$0
Bonus	$0	$0	$0		$0		$1,365,000	(2)	$0		$0
Performance Units	$0	$0	$0		$540,000		$540,000		$0		$0
Long-term Incentives
- Accelerated Vesting of Stock Options (3)(4)	$0	$0	$0		$183,900		$183,900		$183,900		$183,900
- Vested Stock Options (3)(5)	$1,019,480	$0	$1,019,480		$1,019,480		$1,019,480		$1,019,480		$1,019,480
- Accelerated vesting of RS/RSUs (3)	$0	$0	$526,165	(6)	$526,165		$526,165		$526,165		$526,165
Deferred Compensation Plan	$440,547	$440,547	$440,547		$0		$440,547		$1,895,547		$440,547
Benefits & Perquisites:
Vested Pension Plan	$63,940	$63,940	$63,940		$0		$63,940		$40,725	(6)	$63,940
Vested Pension Restoration Plan	$37,629	$37,629	$37,629		$0		$37,629		$23,967	(6)	$37,629
Enhanced Executive Supplemental Benefit Plan (7)	$0	$0	$0		$0	(8)	$6,884,254	(9)	$6,216,778	(10)	$2,433,745	(11)
Vested Executive Supplemental Benefit Plan	$0	$0	$0		$0		$0		$0		$0
Benefit Continuation (12)	$0	$0	$0		$0		$79,712		$0		$0
Vacation Entitlement	$56,538	$56,538	$56,538		$0		$56,538		$56,538		$56,538
280G Tax Gross-up	N/A	N/A	N/A		$0		$5,713,659	(13)	N/A		N/A

Total	$1,618,135	$598,655	$2,144,300		$2,269,545		$22,580,825		$9,963,101		$4,761,945

(1)	Represents three times the executive’s base salary in effect immediately prior to the date of termination and three times the greater of the executive’s highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year. Because the 2007 bonus was presumed to be indeterminate as of December 31, 2007, it was not included in this estimate.

(2)	Represents the pro rata portion of the executive’s annual bonus (the applicable agreement provides for the payment of the greater of the highest bonus over last four fiscal years or the anticipated bonus for the year of the date of termination).

(3)	Represents the intrinsic value of stock options and RSUs based on the Company's closing stock price on December 31, 2007, of $34.12.

(4)	The 1996 Stock Option Plan and related agreement provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(5)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(6)	Represents the lump-sum present value equal to one half of accrued benefit, converted to qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(7)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant under the various scenarios for the Executive Supplemental Benefit Plan.

(8)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in an amount equal to the amount the executive would have been entitled to receive had he attained his normal retirement date, and a joint and survivor annuity.

(9)	Represents the enhanced present value of benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(10)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant's final average compensation.

(11)	Represents the present value of benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(12)	Represents cash payment to the executive to cover cost to purchase benefits, including gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,434.35 per month will increase 10% in 2009.

(13)	Under the applicable agreement, if payments are subject to excise taxes imposed under Internal Revenue Code Section 4999 the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Section 280G:

•	Equity valued at the Company's closing stock price on December 31, 2007, of $34.12, less option exercise prices.

•	Parachute payments for time vesting stock options, restricted stock and RSUs were valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

•	Calculations assume a portion of 2007 bonus is reasonable compensation for services rendered prior to the change-in-control.

(14)	Should the executive voluntarily terminate employment during the "window period" (the 30 days following the first anniversary of the change-in-control) severance equals two times the executive's base salary in effect immediately prior to the date of termination and two times the greater of the executive's highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year.

If payments are subject to excise taxes imposed under Internal Revenue Code Section 4999, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied.

Curt G. Johnson

		Involuntary Termination		Change-in-Control
Executive Payments and Benefits upon Termination	Voluntary Termination	For Cause	Without Cause/ Good Reason	Without Termination (14)		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0	$0	$0	$0		$3,630,000	(1)	$0		$0
Bonus	$0	$0	$0	$0		$1,265,000	(2)	$0		$0
Performance Units	$0	$0	$0	$725,000		$725,000		$0		$0
Long-term Incentives
- Accelerated Vesting of Stock Options (3)(4)	$0	$0	$0	$38,850		$38,850		$38,850		$38,850
- Vested Stock Options (3)(5)	$127,165	$0	$127,165	$127,165		$127,165		$127,165		$127,165
- Accelerated vesting of RS/RSUs (3)	$0	$0	$573,557	$573,557		$573,557		$573,557		$573,557
Deferred Compensation Plan	$488,887	$488,887	$488,887	$0		$488,887		$1,013,917		$488,887
Benefits & Perquisites:
Vested Pension Plan	$63,131	$63,131	$63,131	$0		$63,131		$39,362	(6)	$63,131
Vested Pension Restoration Plan	$23,183	$23,183	$23,183	$0		$23,183		$14,455	(6)	$23,183
Enhanced Executive Supplemental Benefit Plan (7)	$0	$0	$0	$0	(8)	$5,206,828	(9)	$4,938,249	(10)	$2,623,910	(11)
Vested Executive Supplemental Benefit Plan	$0	$0	$0	$0		$0		$0		$0
Benefit Continuation (12)	$0	$0	$0	$0		$104,944		$0		$0
Vacation Entitlement	$37,887	$37,887	$37,887	$0		$37,887		$37,887		$37,887
280G Tax Gross-up	N/A	N/A	N/A	$0		$3,545,965	(13)	N/A		N/A

Total	$740,252	$613,087	$1,313,809	$1,464,572		$15,830,396		$6,783,441		$3,976,569

(1)	Represents two times the executive’s base salary in effect immediately prior to the date of termination and two times the greater of the executive’s highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year. Because the 2007 bonus was presumed to be indeterminate as of December 31, 2007, it was not included in this estimate.

(2)	Represents the pro rata portion of the executive’s annual bonus (the applicable agreement provides for the payment of the greater of the highest bonus over last four fiscal years or the anticipated bonus for the year of the date of termination).

(3)	Represents the intrinsic value of stock options and RSUs based on the Company's closing stock price on December 31, 2007, of $34.12.

(4)	The 1996 Stock Option Plan and related agreement provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(5)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(6)	Represents the lump-sum present value equal to one half of accrued benefit, converted to qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(7)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant under the various scenarios for the Executive Supplemental Benefit Plan.

(8)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in an amount equal to the amount the executive would have been entitled to receive had he attained his normal retirement date, and a joint and survivor annuity.

(9)	Represents the enhanced present value of benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(10)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant's final average compensation.

(11)	Represents the present value of benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(12)	Represents cash payment to the executive to cover cost to purchase benefits, including gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,434.35 per month will increase 10% in 2009.

(13)	Under the applicable agreement, if payments are subject to excise taxes imposed under Internal Revenue Code Section 4999 the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Section 280G:

•	Equity valued at the Company's closing stock price on December 31, 2007, of $34.12, less option exercise prices.

•	Parachute payments for time vesting stock options, restricted stock and RSUs were valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

•	Calculations assume a portion of 2007 bonus is reasonable compensation for services rendered prior to the change-in-control.

(14)	Should the executive voluntarily terminate employment during the "window period" (the 30 days following the first anniversary of the change-in-control) severance equals the executive's base salary in effect immediately prior to the date of termination and the greater of the executive's highest annual incentive bonus during the preceding four fiscal years, or the executive's anticipated bonus for the remainder of the year.

If payments are subject to excise taxes imposed under Internal Revenue Code Section 4999, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied.

Compensation Discussion and Analysis

I.	The Company’s Compensation Philosophy & Objectives

The Company’s annual compensation program, which has been endorsed by the Compensation Committee of the Board of Directors (the “Committee”), is designed to enhance shareholder value by providing that a large part of executive officer compensation be related to the Company’s overall performance, the performance of the business unit or function for which the executive officer is responsible, and a subjective analysis of the contribution of each individual executive officer to the Company. The Company’s policy is further designed to develop and administer programs that will:

•	attract and retain key executives critical to the Company’s long-term vision and success;

•	provide compensation levels that are competitive with others in the Company’s peer group, as that peer group is identified by the Committee from time to time;

•	motivate executive officers to enhance long-term shareholder value, with emphasis on growth, productivity, profitability and margins; and

•	encourage the identification and implementation of best business practices.

II.	Role of the Compensation Committee

A.	General

During 2007, the Committee was comprised of five independent members of the Company’s Board of Directors. The Committee reviews and approves the base salaries of the executive officers of the Company, and their annual bonus programs, incentive plans and executive benefit plans. It also reviews and makes recommendations to the Board of Directors regarding director compensation. The Committee, in consultation with executive compensation consultants it retains, analyzes the reasonableness of the compensation paid to the executive officers. As described in more detail below, in discharging its functions, the Committee reviews compensation data from comparable companies and from relevant surveys for comparative results against the Company’s compensation level. Page 3 contains a list of the Company’s executive officers.

The Committee’s function is more fully described in its charter which has been approved by the Company’s Board of Directors. The charter is available in the corporate governance section of the Company’s Web site at www.firstam.com.

The Committee meets with the chief executive officer to discuss his own compensation package, but ultimately decisions regarding his package are made solely based upon the Committee’s deliberations with input from its compensation consultant. Decisions regarding other executive officers are made by the Committee after considering recommendations from the chief executive officer, as well as input from the compensation consultant.

The Company’s chief executive officer and, as appropriate, the general counsel and the chief financial officer, may attend the portion of the Committee’s meetings where individual executive officer performance is discussed. Only Committee members are allowed to vote on decisions made regarding executive officer compensation.

B.	Interaction with Compensation Consultants

In making its determinations with respect to executive officer compensation, the Committee has historically engaged the services of a compensation consultant. The Committee has retained the services of Pearl Meyer & Partners to assist with its review of the compensation package of the chief executive officer and other executive officers. In addition, Pearl Meyer & Partners has assisted the Committee with related projects, such as evaluating non-employee director pay levels, advice with respect to the design of executive compensation programs, preparation of the Company’s compensation-related disclosures and related tasks.

The Committee retains Pearl Meyer & Partners directly, although in carrying out assignments, Pearl Meyer & Partners also interacts with Company management, as directed by the Committee, to the extent necessary and appropriate.

III.	Compensation Structure

A.	Pay Elements – Overview

The Company utilizes three main components of compensation:

•	Base Salary – fixed pay that takes into account an individual’s role and responsibilities, experience, expertise and individual performance.

•

Annual Incentive/Bonus – variable pay that is designed to reward executive officers, taking into account individual performance, Company performance and the performance of the business unit or function for which the executive officer is responsible. The annual incentive/bonus may be paid in cash or in the form of equity awards.

•	Long-Term Incentives – stock-based awards, which currently consist solely of restricted stock units (RSUs).

B.	Pay Elements – Details

(1) Base Salary

Base salaries for executive officers are set with regard to the level of the position within the Company and the individual’s current and sustained performance results. The base salary levels, and any increases or decreases to those levels for each executive officer, are reviewed each year by the Committee, and such adjustments are based on factors such as the overall performance of the Company, new roles and/or responsibilities assumed by the executive officer, the performance of the executive officer’s business unit or area of responsibility, the executive officer’s significant impact on strategic goals and length of service with the Company, among other factors. However, there is no specific weighting applied to any one factor in setting the level of base salary, and the process ultimately relies on the subjective exercise of the Committee’s judgment. Although salaries generally are targeted at market median or below, based on the Company’s peer group and relevant compensation survey data (discussed below), the Committee may also take into account historical compensation, potential as a key contributor and special recruiting situations.

Other than in the case of new hires, base salaries for executive officers are generally set by the Committee shortly before or after the end of the year. Except for Mr. McMahon, the Company’s vice chairman and, until April 10, 2008, the Company’s chief financial officer, none of the named executive officers have employment agreements specifying their base salaries. Mr. McMahon’s employment agreement provided that his base salary for 2006 would be $550,000 and that his minimum base salary for 2007 would be $600,000.

With respect to 2008 base salaries, management and the Committee initially concluded that, in light of the difficult economic environment confronted by the Company in 2007 and the equally uncertain economy in 2008, it was most appropriate to make no adjustments to base salaries for the named executive officers. Subsequently, the Committee imposed a freeze on certain salaries, which freeze covered the named executive officers. The named executive officers also requested that their salaries be reduced from the levels originally determined by the Committee as part of the Company’s overall expense reduction initiative, and the requested reductions were approved by the Committee in March 2008, effective April 1,

2008. The 2007 base salaries, original 2008 base salaries and reduced 2008 base salaries for the named executive officers are as follows:

Individual	2007 base salary	Original 2008 base salary	Reduced 2008 base salary
P.S. Kennedy	$750,000	$750,000	$675,000
F.V. McMahon	$700,000	$700,000	$350,000
D.J. Gilmore	$650,000	$650,000	$585,000
C.G. Johnson	$550,000	$550,000	$495,000
B.M. Sando	$525,000	$525,000	$350,000

(2) Annual Incentives

The Company and the Committee consider the annual bonus program a critical component of the executive officer compensation program. In recent years the program has accounted for the majority of the compensation paid to the named executive officers. This emphasis on annual bonuses, as opposed to long-term incentive compensation, reflects the view that key components of the Company’s business operations, such as title insurance and related services, are cyclical in nature. Accordingly, the Company believes that an incentive structure tied to annual performance is a more effective means of motivating and rewarding executive officers to enhance long-term shareholder value. As will be described, however, the award of bonuses was modified in 2006 by the Committee to encourage longer term focus while emphasizing annual performance by tying annual bonuses into increases in share value.

The process for determining the annual incentive bonus for named executive officers takes into account recommendations to the Committee by Mr. Kennedy, which are then evaluated, adjusted as the Committee deems appropriate, and ultimately approved by the Committee. Mr. Kennedy’s recommendations are generally determined by adjusting the bonus for the prior year for Company, business unit (where applicable), and individual performance during the year. These three factors are assigned a weight of 25%, 25% and 50%, respectively. The Company performance factor is 50% in the case of a named executive officer who is not responsible for a specific business unit.

For example, if the annual bonus for 2006 had been $1 million for an executive officer who is responsible for a business unit, the determination of the 2007 bonus would begin by dividing $1 million into three components: $250,000, to be adjusted based on Company performance; $250,000, to be adjusted based on business unit performance; and $500,000, to be adjusted based on a subjective analysis of individual performance. With respect to an executive officer who is not responsible for a business unit, the determination of the 2006 bonus would begin by dividing $1 million into two components: $500,000 to be adjusted based on Company performance and $500,000 to be adjusted based on a subject analysis of individual performance.

The adjustments for business unit and Company performance are generally determined by comparing estimated pre-tax income of the Company and estimated pre-tax income of the business segment (if any) for which the executive officer is responsible to these same numbers for the prior year. The results are then normalized to enable the Committee to evaluate more accurately year-over-year financial performance. Generally, this normalization eliminates both gains and losses that may be extraordinary, unusual, or nonoperational, or for other reasons are believed to hinder the ability to make year-over-year comparisons. In 2007, a major contributor to the decline in net income for the title insurance segment and concomitantly for the Company was a significant reserve strengthening. Because this strengthening reflected a change in the Company’s estimate for ultimate losses expected from previously issued title insurance policies, the Committee decided not to take the full amount into account in computing the performance adjustment for the title insurance segment, but instead to spread the impact over three years. The individual performance component of the bonus is based on an overall evaluation by the Committee of the executive officer’s individual contributions and efforts during the year, as reflected in recommendations to the Committee by the chief executive officer. With respect to the Committee’s determination of the chief executive officer’s bonus, the Committee takes into account the performance of the Company as a whole and its evaluation of the chief executive officer’s leadership, and then makes its own decision.

For 2007, the Committee determined that the portion of the bonus attributable to Company performance should generally be reduced by 40% to reflect the Company’s decline in adjusted pre-tax income for 2007 versus the previous year. As noted, 50% of the bonus is based on the Committee’s assessment of an executive officer’s individual performance, and the Committee believes that flexibility is appropriate in order to reward exceptional performance. Accordingly, there is no plan maximum on an executive officer’s bonus for a particular year.

This methodology for calculating bonus payments was generally applied to the named executive officers. One exception was Mr. Johnson, who became the head of the title insurance segment in December 2006 after previously heading the commercial title portion of this segment. In light of the significant increase in Mr. Johnson’s responsibilities in 2007, the computation of his bonus for 2007 was computed by both (1) directly evaluating his success in reorganizing the leadership of the segment and making other changes necessitated by the significant decline in market activity that occurred in 2007 and (2) taking into account the level of bonuses paid to the other executive officers of the Company.

In light of the Company’s overall decline in net income for 2007, however, the Committee generally concluded that aggregate bonuses should be significantly reduced from the levels paid for 2006. In this regard, a major contributor to the reduction in aggregate bonuses was Mr. Kennedy’s request that his bonus be reduced to $0. It was the sense of the Committee that Mr. Kennedy was entitled to a bonus and should be the highest compensated executive officer. However, Mr. Kennedy requested that he not receive a bonus so that additional funds could be available for other employees of the Company. The Committee permitted Mr. Kennedy to refuse the receipt of any bonus for 2007.

Prior to 2006, the annual bonus was paid entirely in cash. Starting in 2006 the Committee concluded that the alignment of executive officer efforts with long-term increases in shareholder value would be advanced by paying a portion of the annual bonus in the form of RSUs, which will sometimes be referred to as “Bonus RSUs” for purposes of clarity. With respect to Messrs. McMahon, Gilmore, and Johnson, half of the overall bonus awarded for 2007 was paid in RSUs, with the other portion payable in cash. With respect to Mr. Sando, 40% of his bonus was paid in RSUs.

RSUs are denominated in units of shares of common stock. The number of units was computed by the Committee’s first determining the dollar amount of the annual bonus that was to be awarded in the form of RSUs. Pursuant to Company policy, that dollar amount was divided by the closing price of the Company’s stock on March 4, 2008, which was the second day on which the New York Stock Exchange was open for trading following the filing of the Company’s Annual Report on Form 10-K. No shares are actually issued to the participant on the grant date. Instead, when an RSU vests, the participant is entitled to receive shares of common stock. Dividends received on shares of common stock are treated as if they were paid at the same time with respect to the RSUs and immediately reinvested in additional RSUs which are subject to the same restrictions as the underlying RSUs.

Vesting of Bonus RSUs generally occurs at a rate of 20% per year on each anniversary of the date of grant. With respect to the Bonus RSUs issued in 2007, immediate vesting of Bonus RSUs occurs in the event of the participant’s termination of employment on account of death, disability or retirement (termination other than for cause after attaining age 62). In the event the Company terminates a participant without cause, all unvested Bonus RSUs vest on the first anniversary of the date of such termination. An owner of RSUs has none of the rights of a shareholder unless and until shares are actually delivered to the participant.

The Committee modified the vesting provisions of the Bonus RSUs issued in 2008. The general vesting rule continues to be vesting at the rate of 20% per year on each anniversary of the date of grant. Immediate vesting of Bonus RSUs now occurs in the event of the participant’s termination of employment on account of disability only if the participant has signed an appropriate separation agreement. In the case of normal retirement (termination for reasons other than cause after attaining age 62), early retirement (termination for reasons other than cause after attaining age 55 and being employed by the Company or affiliates for 10 years or more), or an involuntary termination by the Company without cause, the participant becomes vested in his or her Bonus RSUs on the first anniversary of the relevant event, but only if he or she has signed a separation agreement in a form satisfactory to the Company.

Finally, the Bonus RSUs provide that, except in the case of death, disability or certain changes-in-control (as described under “Change-in-Control Agreements” on pages 36 to 37), none of the Bonus RSUs shall be payable unless the net income of the Company for 2008 is at least $50 million, excluding (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss and (f) foreign exchange gains and losses (“Extraordinary Items”). The Committee decided to place such a condition on the Bonus RSUs so that they could be deducted by the Company for purposes of section 162(m) of the Internal Revenue Code.

In addition, for 2007, the Committee established a bonus arrangement for executive officers, which was designed to allow the Company to deduct the entire amount of bonuses paid to its named executive officers under section 162(m). In March 2007, the Company issued to each of the executive officers performance units with a cash value equal to twice the cash bonus that the individual received for services in 2006, with the exception of Mr. Kennedy, who received $1,825,000 of performance units. These performance units, which were issued under the Company’s 2006 Incentive Compensation Plan, provided that they would not be payable unless the net income of the Company for 2007 was at least $100 million, excluding Extraordinary Items. The award agreements give the Committee complete discretion to reduce the actual amount of bonus payable to any lesser amount and the Committee did elect to make such reductions. It was determined that the net income target with respect to these performance units was met for 2007, with the result that the named executive officers (other than Mr. Kennedy) received cash payments in 2008 representing the cash portion of their 2007 bonus. The amount of such bonuses is shown in the table following the next two paragraphs.

For 2008, the Committee again established a bonus arrangement for executive officers, which was designed to allow the Company to deduct the entire amount of bonuses paid to its named executive officers under section 162(m). In February 2008, the Company issued to each of the named executive officers performance units with a cash value equal to twice the cash bonus that the individual received for services in 2007, with the exception of Mr. Kennedy, who received $1,825,000 of performance units. These performance units, which were issued under the Company’s 2006 Incentive Compensation Plan, provided that they would not be payable unless the net income of the Company for 2007 was at least $50 million, excluding Extraordinary Items. The award agreements give the Committee complete discretion to reduce the actual amount of bonus payable to any lesser amount. The Committee expects to make such a reduction.

The following table shows for each named executive officer his 2006 bonus, the portion of the 2006 bonus paid in cash, the portion of his 2006 bonus paid in Bonus RSUs (measured by the value of a share of Company common stock on the date the RSUs were granted, March 5, 2007), his 2007 bonus, the portion of the 2007 bonus paid in cash, and the portion of his 2007 bonus paid in Bonus RSUs (measured by the value of a share of Company common stock on the date the RSUs were granted, March 4, 2008). In the case of the RSUs issued in 2007 for the 2006 bonuses, it should be noted that (except for $500,000 of Mr. Kennedy’s bonus for 2006 service that the Committee shifted from cash to RSUs at his request) pursuant to applicable rules, these Bonus RSU grants were not shown in the 2007 proxy statement’s Summary Compensation Table, the Grants of Plan-Based Awards Table, or the Outstanding Equity Awards at Fiscal Year End Table, but are reported in the corresponding tables contained herein. Similarly, in the case of the Bonus RSUs issued in 2008 for the 2007 bonuses, it should be noted that these Bonus RSU grants are not shown in the Summary Compensation Table, the Grants of Plan- Based Awards Table, or the Outstanding Equity Awards

at Fiscal Year End Table contained herein. As required by applicable rules, those tables only show equity awards issued in 2007:

	2006 Bonus	2006 Bonus Portion Paid in Cash	2006 Bonus Approximate Portion Paid in RSUs (1)	2007 Bonus	2007 Bonus Portion Paid in Cash	2007 Bonus Approximate Portion Paid in RSUs (2)
P.S. Kennedy	$1,825,000	$412,500	$1,412,500	$0	$0	$0

F.V. McMahon	$1,750,000	$875,000	$875,000	$1,600,000	$800,000	$800,000

D.J. Gilmore	$1,715,000	$890,000	$825,000	$1,500,000	$750,000	$750,000

C.G. Johnson	$1,265,000	$1,025,000	$240,000	$1,450,000	$725,000	$725,000

B.M. Sando	$1,065,000	$865,000	$200,000	$900,000	$540,000	$360,000

(1)	The Bonus RSU allocation for 2007 was computed by multiplying the annual performance bonus (the amounts in the table also include a special bonus paid to a group of executive officers and managers for 2006) by 50%, which amount was paid in cash, and then paying the remainder in Bonus RSUs, with the exception of (a) Mr. Kennedy, who received 77% of his bonus in Bonus RSUs, and (b) Messrs. Sando and Johnson, who received 20% of their annual performance bonus in Bonus RSUs. The actual dollar value of the RSUs may differ slightly from the dollar amounts in the table due to rounding. Pursuant to the Company’s policy, the RSUs were issued on March 5, 2007, the second day on which the New York Stock Exchange was open for trading following the filing of the Company’s Annual Report on Form 10-K.

(2)	The Bonus RSU allocation for 2008 was computed by paying 50% of the bonus in Bonus RSUs, with the exception of Mr. Sando, who received 40% of his bonus in Bonus RSUs. The actual dollar value of the RSUs may differ slightly from the dollar amounts in the table due to rounding. Pursuant to the Company’s policy, the RSUs were issued on March 4, 2008, the second day on which the New York Stock Exchange was open for trading following the filing of the Company’s Annual Report on Form 10-K.

(3) Long-Term Incentives

Starting in 2006, the Committee generally determined that RSUs provided a superior means of aligning executive officer incentives with long-term shareholder values than stock options. Among other factors taken into account in making this determination were the significant accounting charges that result from stock options and, in light of the cyclical nature of some of the Company’s core businesses, the tendency for some executive officers to assign a value to stock options that is lower than the actual accounting expense for those options. While in prior years the Committee awarded options to the named executive officers with a value approximately equal to the executive officer’s base salary, the Committee determined that the long-term incentive award for 2006 (which was delivered in 2007) would be delivered in the form of RSUs. This practice continued in 2007 and resulted in the grant of RSUs that were delivered in 2008. These RSUs will sometimes be referred as the “Long-Term Incentive RSUs,” to distinguish them from the previously described Bonus RSUs that were awarded to the named executive officers as a portion of their annual bonus.

The Long-Term Incentive RSUs delivered in 2007 for performance in 2006 were generally awarded in an amount equal to the base salary of the named executive officers. With respect to performance in 2007 and based upon recommendations from the chief executive officer, the Committee awarded Long-Term Incentive RSUs to the named executive officers other than Mr. Kennedy on March 4, 2008. As a result of the decline in the performance of the Company, the Committee determined that the amount of Long-Term Incentive RSUs to be delivered should be reduced. As was the case with the annual bonus, the Committee believes that Mr. Kennedy should have received a Long-Term Incentive RSU grant for his services in 2007. Nevertheless, the Committee ultimately agreed to his request that he receive no Long-Term Incentive RSUs. A factor in Mr. Kennedy’s request that he receive no Long-Term Incentive RSUs (and the Committee’s acceptance of this request) was that this resulted in an overall decline in the amount of Long-Term Incentive RSUs issued executive officers that approximated 40%.

The terms and conditions of these Long-Term Incentive RSUs are identical to the Bonus RSUs issued to the same officers (including the differences described above between the 2007 and 2008 Bonus RSUs), except that (1) there is no potential accelerated vesting upon early retirement and involuntary termination and (2) payment of the Long-Term Incentive RSUs does not count as covered compensation under the Company’s Executive Supplemental Benefit Plan. Because they were not issued in 2007 the Long-Term Incentive RSU grants issued in 2008 for 2007 performance are not shown in either the Summary Compensation Table, the Grants of Plan-Based Awards Table, or the Outstanding Equity Awards at Fiscal Year End Table contained herein.

Base salary in 2007 and 2008 and the approximate dollar value of the Long-Term Incentive RSUs issued to each of the named executive officers are shown in the following table:

	Base Salary In 2007	Long-Term Incentive RSUs Granted in 2007 (1)	Base Salary as of 1/1/08	Base Salary as of 4/1/2008	Long-Term Incentive RSUs Granted in 2008 (1)
P.S. Kennedy	$750,000	$750,000	$750,000	$675,000	$0

F.V. McMahon	$700,000	$600,000	$700,000	$350,000	$525,000

D.J. Gilmore	$650,000	$600,000	$650,000	$585,000	$500,000

C.G. Johnson	$550,000	$600,000	$550,000	$495,000	$413,000

B.M. Sando	$525,000	$525,000	$525,000	$525,000	$394,000

(1)	The actual dollar value of the RSUs may differ slightly from these dollar amounts in the table due to rounding. Pursuant to the Company’s policy, (1) the RSUs granted in 2007 were issued on March 5, 2007, the second day on which the New York Stock Exchange was open for trading following the filing of the Company’s Annual Report on Form 10-K and (2) the RSUs granted in 2008 were issued on March 4, 2008, the second day on which the New York Stock Exchange was open for trading following the filing of the Company’s Annual Report on Form 10-K.

(4) Other Executive Officer Benefits, including Perquisites and Retirement Benefits

Executive officers are entitled to employee benefits generally available to all full-time employees (subject to fulfilling any minimum service period). This would include elements such as the vacation and health and welfare benefits generally available to all employees. In designing these elements the Company seeks to provide an overall level of benefits that are competitive with those offered by similar companies in the markets in which the Company operates.

In addition, certain perquisites have historically been made available to named executive officers. The Company, however, in 2007 determined to discontinue significant perquisites for executive officers, including country club memberships and car allowances. Further details regarding perquisites are found in the Summary Compensation Table and accompanying footnotes.

Named executive officers may participate in several benefit plans that provide benefits upon retirement. Such retirement benefits include: the First American 401(k) Savings Plan, the First American Pension Plan, the First American Pension Restoration Plan, the First American Executive Supplemental Benefit Plan and the First American Deferred Compensation Plan. The first two plans are generally available to employees (except that the Pension Plan is limited to individuals who became participants before 2002 and the Restoration Plan is limited to individuals who became participants before 1995), while the remaining three plans are limited to a select group of management. The First American 401(k) Savings Plan is a tax-qualified profit-sharing plan, which authorizes

Company matching contributions based on the amount of employee pre-tax contributions and a schedule that ties the amount of matching contributions to the Company’s profitability. In 2007, the Company contributed $1 for every $1 of 2006 employee contributions, limited to employee contributions of up to 3% of eligible compensation for each employee (tax rules limited the maximum compensation that could be considered under the plan to $220,000). Further explanation of the other four plans can be found in connection with the Pension Benefits and Deferred Compensation tables in the “Executive Compensation” section. The Company believes that these plans provide a valuable recruiting and retention mechanism for its executive officers and enable the Company to compete more successfully for qualified executive talent.

In addition, in 2007, First Advantage Corporation, the Company’s publicly traded subsidiary, issued each of Messrs. Kennedy and McMahon 2,838 RSUs with respect to shares of First Advantage’s Class A common stock as compensation for their service on its board of directors. Messrs. Kennedy and McMahon have agreed to remit to the Company any after-tax benefit they receive in connection with the vesting of these RSUs.

In February 2008, the Committee decided to forgive a $150,000 loan that Mr. Johnson received in connection with his relocation to Southern California prior to becoming an executive officer.

C.	Pay Mix

The Committee utilizes the particular elements of compensation described above because it believes that they represent a well-proportioned mix of security-oriented compensation, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this portfolio approach, the Committee provides the executive officer a measure of security in the minimum level of compensation he or she is eligible to receive, while motivating the executive officer to focus on the business metrics that will produce a high level of performance for the Company corresponding to increases in shareholder value and long-term wealth creation for the executive officer, as well as reducing the risk of loss of top executive talent to competitors.

For executive officers, the mix of compensation is weighted heavily toward at-risk pay and, in particular, the annual incentive bonus. With respect to the named executive officers, base pay in 2007 comprised less than 23% of the value of their total compensation opportunities (as measured by 2007 base pay plus the annual and long-term incentives awarded in 2007). This pay mix is consistent with the overall philosophy of maintaining a pay mix that results fundamentally in a pay-for-performance orientation for the Company’s executive officers.

D.	Pay Levels and Benchmarking

Overall compensation levels for executive officers are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, the compensation levels for peers within the Company, compensation levels in the marketplace for similar positions and performance of the individual and the Company as a whole. In determining these compensation levels, the Committee considers all forms of compensation and benefits.

In order to determine competitive compensation practices, the Committee relies upon compensation surveys provided by Pearl Meyer & Partners, its independent compensation consultant. The Committee principally relies upon surveys of compensation practices of comparable companies, including general survey data and data developed from public filings by selected companies that it considers appropriate comparators for the purposes of developing executive compensation benchmarks. The selection of comparator companies is continually reviewed by the Committee.

The Company and the Committee have worked with its compensation consultant to develop a list of comparator companies for the purpose of benchmarking executive compensation. Numerous factors went into the selection of the comparator companies, including similarities of business lines, as well as comparable financial measures such as assets, revenues and market capitalization. The following companies, along with survey data, were used for benchmarking purposes:

Affiliated Computer Services Inc.	MGIC Investment Corporation

Avis Budget Group, Inc	NCR Corporation

Computer Sciences Corp.	Old Republic International Corporation

Choicepoint Inc.	PHH Corporation

Equifax Inc.	The PMI Group, Inc.

Fair Isaac Corporation	Radian Group Inc.

Fidelity National Financial Inc.	Realogy Corporation

First Advantage Corporation	Reed Elsevier PLC

Fiserv, Inc.	R.R. Donnelley & Sons Company

IAC/InterActiveCorp	SAIC, Inc.

Indymac Bancorp, Inc.	Stewart Information Services Corporation

L-3 Communications Holdings, Inc.	The Thomson Corporation

LandAmerica Financial Group, Inc.

After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive officer group, the Committee makes decisions regarding individual executive officers’ target total compensation opportunities based on Company and individual performance and the need to attract, motivate and retain an experienced and effective management team. The Committee examines the relationship of each executive officer’s base salary, target annual incentive opportunity and long-term incentive opportunity to market median data. The Committee does not believe, however, that compensation opportunities should be structured toward a uniform relationship to median market data, especially in light of the different financial characteristics of the Company’s business units (such as the relationship of revenues to net income). Accordingly, total compensation for specific individuals will vary based on a number of factors in addition to Company and individual performance, including scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a replacement executive officer.

E.	Conclusion

The final level and mix of compensation determined by the Committee is considered within the context of both the objective data from a competitive assessment of compensation and performance, as well as discussion of the subjective factors as outlined above. The Committee believes that each of the compensation packages for the named executive officers is within the competitive range of practices when compared to the objective comparative data even where subjective factors have influenced the compensation decisions.

IV.	Timing of Equity Grants

The Company’s current policy with respect to equity awards to executive officers is, after Committee approval, to issue the awards on the second day on which the New York Stock Exchange is open for trading following the filing of the Company’s Annual Report on Form 10-K. In the case of restricted stock units denominated in dollars and stock options, pricing (i.e., the number of shares or units issued for each dollar denominated restricted stock unit award or the strike price with respect to stock options) is determined as of that date. The price of the Company common stock used for these purposes is the last sale price reported for a share of the Company’s common stock on the New York Stock Exchange on that date. With respect to employees other than executive officers, the methodology is the same as that for executive officers, except that (1) prior to

February 2008 the policy was to issue awards on the last day on which the New York Stock Exchange is open for trading during the quarter in which the Committee approved the award, and (2) the current policy is to issue awards on the 20th day of the third month of the calendar quarter that follows approval of the award by the Committee. Restricted stock units denominated in shares, whether issued to executive officers or other employees, are issued on the date they are approved by the Committee.

As described in greater detail in the Compensation Disclosure and Analysis that was part of the 2007 proxy statement, certain stock options issued to employees of the Company were subsequently determined to be mispriced. Though the vast majority of these grants were made to non-executive employees of the Company, executive officers of the Company who received mispriced options while serving as an executive officer have repaid to the Company any benefit received from mispriced options that had previously been exercised. None of the Company’s current named executive officers have exercised such options. Members of the Board of Directors also have repaid to the Company any benefit received from mispriced options that had previously been exercised. In addition, the Company has taken measures to adjust the price on all mispriced options granted to executive officers and members of the Board of Directors that remain unexercised. The Company has only repriced those options where the corrected strike price would be higher than the original strike price. A special subcommittee of the Board of Directors and management also recommended that the Company take certain measures to improve its option granting practices, including related administrative processes and internal accounting controls, to bolster its corporate accounting, legal and compliance functions and to enhance its corporate governance. In response to these recommendations, the Company created an ad-hoc special committee on governance recommendations. The Company charged this committee, which was comprised solely of independent directors, with considering further enhancements to the Company’s corporate governance. The committee has completed its work and was disbanded in 2007.

V.	Adjustment or Recovery of Awards

Other than certain policies adopted with respect to mispriced stock options described above, the Company has no specific policies to adjust or recoup prior awards. However, under Section 304 of Sarbanes-Oxley, if the Company is required to restate its financials due to material noncompliance with any financial reporting requirements as a result of misconduct, the chief executive officer and chief financial officer may be required to reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document and (2) any profits realized from the sale of securities of the Company during that 12-month period.

VI.	Consideration of Prior Amounts Realized

The Company’s philosophy is to incentivize and reward executive officers for future performance. Accordingly, prior stock compensation gains (option gains or restricted stock awarded in prior years) are not considered in setting future compensation levels.

VII.	Employment Agreements and Post-Termination Payments

A.	Employment Agreements

Except for Mr. McMahon, the Company does not maintain employment agreements with any of its executive officers, all of whom are at-will employees.

Mr. McMahon’s agreement provides the terms of his employment for the five years commencing March 31, 2006. Subsequent to that period, he will be employed as an at-will employee, like the other executive officers of the Company. His agreement contains the following features:

1. During the term of the agreement he will serve as vice chairman and chief financial officer of the Company. In addition to the customary duties for such position, Mr. McMahon is also responsible for the operations of the Company’s trust and thrift operation. In addition, the Company has agreed to elect Mr. McMahon to the board of directors of First Advantage Corporation.

2. Mr. McMahon will receive during each year of the term of the agreement a base salary and bonus at least equal to $1.75 million. This amount is required to be paid in cash. For 2006, however, Mr. McMahon was guaranteed a minimum cash bonus of $1.150 million and a minimum total salary of $550,000. For 2006, Mr. McMahon waived his right to the minimum cash bonus. Starting in 2007, Mr. McMahon’s minimum base salary required under the agreement is $600,000. The agreement generally provides for Mr. McMahon’s participation in other executive benefit plans on the same terms applicable to other executive officers.

3. The agreement further provided for a grant of options on 300,000 shares of Company Common stock and 33,334 RSUs upon the commencement of employment. Both the options and RSUs will vest at the rate of 20% per year at the end of each year of his employment, provided that Mr. McMahon is employed through that time. Under the agreement, the Company also agreed to make future equity grants to Mr. McMahon in amounts similar to those granted to other executive officers who are performing at similar levels. Dividends on the RSUs are deemed reinvested in additional RSUs as of the date of the dividend.

4. If Mr. McMahon is terminated without cause or quits for good reason during the five-year term of the agreement, he will be entitled to receive (1) the base salary and bonus that had been guaranteed to be paid through the remainder of the employment term, (2) immediate vesting of his stock options and RSUs and (3) the right to exercise his options for the remainder of their original ten-year term. “Cause” is generally defined as willful misconduct material to his employment or gross negligence in the performance of duties. “Good Reason” is generally defined to include material adverse changes in the terms of Mr. McMahon’s employment.

The Board of Directors reviewed and approved the terms of Mr. McMahon’s agreement. It considered them appropriate in light of the perceived benefits to the Company from Mr. McMahon’s employment. Mr. McMahon’s agreement is attached as an exhibit to the Form 8-K filed by the Company on February 24, 2006.

B.	Severance Agreements.

Absent a change-in-control (and excluding the provisions of Mr. McMahon’s employment agreement), there are no severance arrangements that apply to a terminated executive officer.

C.	Change-in-Control Agreements.

The Company’s supplemental benefit plans and all of its stock option plans (unless the Company’s Board directs otherwise with respect to its 1997 directors’ stock plan) call for accelerated vesting of all benefits and options in the event of a change-in-control of the Company. The terms of the RSUs issued in 2007 also provide for accelerated vesting in the event of a change-in-control, excluding a change-in-control that has been approved by the incumbent Board of Directors prior to the change-in-control. In addition, the First American Executive Supplemental Benefit Plan provides that, when an executive officer terminates subsequent to a change-in-control, payment of benefits will commence in the same manner as if the executive officer had attained his normal retirement age on the date of termination.

In addition, as part of the Company’s efforts to retain key employees, the Company has entered into agreements with each of the named executive officers and other designated employees to provide for certain benefits in the event they are terminated within three years after a change-in-control occurs. A “Change-in-Control” means any one of the following:

•	a merger or consolidation in which the Company’s shareholders end up owning less than 50% of the voting securities of the surviving entity;

•	the sale, transfer or other disposition of all or substantially all of the Company’s assets or the complete liquidation or dissolution of the Company;

•	a change in the composition of the Company’s Board over a two-year period without the consent of a majority of the directors in office at the beginning of the two-year period; or

•	the acquisition or accumulation by certain persons of at least 25% of the Company’s voting securities.

If termination of employment occurs without cause or if the employee terminates employment for good reason, the Company will pay the following benefits in one lump-sum to the named executive officers within 10 business days:

•	the employee’s base salary through and including the date of termination and any accrued but unpaid bonus;

•	a portion of the employee’s annual bonus prorated through the date of termination;

•	any compensation previously deferred by the employee (other than pursuant to a tax-qualified plan) together with any interest and earnings;

•	accrued and unpaid vacation pay;

•	unreimbursed business expenses;

•	three times (two times in the case of Mr. Johnson) the employee’s annual base salary in effect immediately prior to the date of termination; and

•

three times (two times in the case of Mr. Johnson) the greater of the employee’s highest annual discretionary incentive bonus (including cash and stock) during the preceding four fiscal years or the employee’s anticipated bonus for the fiscal year.

The Company will also continue to pay the employee for 24 months after the termination the same employee benefits and perquisites that he or she was receiving at the time of termination. These benefits include tax-qualified and nonqualified savings plan benefits, medical insurance, disability income protection, life insurance coverage and death benefits. To the extent that the executive officer cannot participate in the plans previously available, the Company will provide such benefits on the same after-tax basis as if they had been available. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

Section 409A of the Internal Revenue Code imposes certain restrictions with respect to the structure of deferred compensation arrangements. The change-in-control agreements are in the process of being amended to conform to the requirements of this section.

Section 280G of the Internal Revenue Code imposes a 20% excise tax on certain executives if payments “contingent on a change-in-control” exceed certain limits. The change-in-control agreements provide that, if the Internal Revenue Code Section 280G excise tax applies, an additional cash payment will be made to the executive. The additional cash payment is calculated as the amount that provides the executive, on an after-tax basis, with the same amount of benefits as if the Internal Revenue Code Section 280G tax had not applied.

The change-in-control agreements had an initial term of three years and are automatically extended for additional one-year periods unless the Company’s Board or the employee with whom the agreement is entered into gives notice not to extend. In addition, if the employee terminates employment for any reason during the 30-day period following the one-year anniversary of the change-in-control, the employee will receive all of the benefits described above, except that the multiple of annual base salary and bonus would be reduced from three to two (from two to one in the case of Mr. Johnson). A form of change-in-control agreement is attached as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

D.	Retirement Programs

As noted above, the Company maintains five programs that potentially provide retirement benefits: the First American 401(k) Savings Plan, the First American Pension Plan, the First American Pension Restoration Plan, the First American Executive Supplemental Benefit Plan and the First American Deferred Compensation Plan. The First American 401(k) Savings Plan is described above on pages 32 to 33. Explanation of the other four plans can be found in connection with the Pension Benefits and Deferred Compensation Plan tables in the “Executive Compensation” section.

E.	Payments due Upon Terminations and/or a Change-in-Control

Calculations and further explanation of the payments due the named executive officers upon termination of employment and/or a change-in-control are found under the portion of the “Executive Compensation” section of this document entitled “Potential Payments Upon Termination or Change-in-Control” commencing on page 16.

VIII.	Stock Ownership Guidelines and Hedging Policies

The Company has neither adopted stock ownership guidelines for executive officers nor any policies prohibiting executive officers from holding Company securities in a margin account or pledging Company securities as collateral for a loan.

IX.	Impact of Tax and Accounting

As a general matter, the Committee takes into account the various tax and accounting implications of compensation vehicles employed by the Company.

When determining amounts of long-term incentive grants to executive officers and employees, the Committee examines the accounting cost associated with the grants. Under Statement of Financial Accounting Standard 123 (revised 2004) (“FAS 123R”), grants of stock options and RSUs result in an accounting charge for the Company. The accounting charge is equal to the fair value of the instruments being issued. For RSUs the cost is generally equal to the fair value of the stock on the date of grant times the number of shares granted. This expense is amortized over the requisite service period. With respect to stock options, the Company calculates the fair value of the option and takes that value into account as an expense over the vesting period, after adjusting for possible forfeitures.

Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and certain of the other most highly compensated officers. Exceptions are made for qualified performance-based compensation, among other things. The cash bonuses granted for 2006 performance did not qualify for the performance-based exception to Internal Revenue Code section 162(m). Both the RSUs and performance units issued in 2007 and 2008 have been structured in a manner intended to qualify under this exception for performance-based compensation.

X.	Impact of Proposed Spinoff

In January 2008, the Company announced its intention to spin-off its financial services companies, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation (this section refers to this new entity as “Spinco”). The remaining businesses, which consist primarily of the current property information, mortgage information, and First Advantage segments, will remain in the existing holding company, which will be renamed (this section refers to the post spin-off holding company as “Remainco”).

It is presently anticipated that Messrs. McMahon and Sando will become full-time employees of Remainco and Messrs. Gilmore and Johnson will become full-time employees of Spinco. Messrs. McMahon and Gilmore are expected to become the chief executive officers of Remainco and Spinco, respectively. Mr. Kennedy will become the executive chairman of both companies.

In connection with the spinoff certain changes will be made to the outstanding performance units and equity compensation of the executive officers who hold such units and long-term incentives. With respect to the performance units, the determination of whether the net income target for 2008 is met will be made by adding together the net income of both entities.

In the case of Messrs. Gilmore and Johnson (and other executive officers transferring employment to Spinco), it is anticipated that their options and RSUs will be exchanged for options and RSUs of Spinco. Adjustments are also expected to be made to these options and RSUs based on the percentage that the fair market value of Spinco bears to the fair market value of Spinco plus Remainco. By way of illustration, if Spinco has a value equal to 45% of the combined value, the amount of outstanding options and RSUs are expected to be increased by dividing the amount outstanding prior to the spinoff by .45. The strike price of the options is expected to be reduced by multiplying the strike price before the spinoff by .45.

In the case of Messrs. McMahon and Sando (and other executive officers remaining at Remainco), similar adjustments are expected to be made, except that they are expected to continue to hold their outstanding options and the adjustment factor is expected to be based on the percentage of value that Remainco bears to the combined value (in the example discussed in the prior paragraph, the adjustment factor for Remainco would be .55).

At this point in time, no determination has been made with respect to how Mr. Kennedy’s outstanding equity awards will be modified.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee on April 10, 2008, as constituted at such time, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Compensation Committee

Lewis W. Douglas, Jr., Chairman

George L. Argyros

Gary J. Beban

Hon. William G. Davis

James L. Doti

Compensation Committee Interlocks and Insider Participation

During 2007, the Compensation Committee of the Board consisted of Gary J. Beban, who recently retired from the Board, as well as Messrs. Douglas, Argyros, Davis, Doti and, for a portion of the year, Chatham, all of whom were non-employee directors. There are no compensation committee interlocks involving any of the members of the Compensation Committee.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
D.P. Kennedy (2)	60,000	49,995	0	109,995
George L. Argyros	92,000	49,995	0	141,995
Gary J. Beban	96,000	49,995	0	145,995
J. David Chatham (4)	131,000	49,995	0	180,995
Hon. William G. Davis (3)	119,918	49,995	56,139	226,052
James L. Doti	96,000	49,995	0	145,995
Lewis W. Douglas, Jr.	116,000	49,995	0	165,995
Frank E. O’Bryan (3)	80,000	49,995	5,000	134,995
Roslyn B. Payne	94,000	49,995	0	143,995
D. Van Skilling (4)	112,082	20,626	0	132,709
Herbert B. Tasker	98,000	13,764	0	111,764
Virginia M. Ueberroth	88,000	49,995	0	137,995
Mary Lee Widener	80,000	13,764	0	93,764

(1)	Amounts shown reflect the dollar value recognized, before forfeiture assumptions, by the Company for financial statement reporting purposes in accordance with SFAS 123R, for the fiscal year ended December 31, 2007, for an award to each director of 1,049 restricted stock units made on March 5, 2007, whose grant date fair value of the equity award computed in accordance with SFAS 123R, was $49,995. The Company did not award options to its directors in 2007. Options outstanding for each director as of 12/31/2007 include: 5,000 (D.P. Kennedy), 5,000 (Argyros), 9,250 (Beban), 11,750 (Chatham), 5,000 (Davis), 5,000 (Doti), 18,500 (Douglas), 18,500 (O'Bryan), 11,750 (Payne), 18,500 (Skilling), 5,000 (Tasker), 5,000 (Ueberroth), 0 (Widener). Each director had 1,061 restricted stock units outstanding as of December 31, 2007.

(2)	Mr. D.P. Kennedy, who recently retired from the Board, elected to receive an annual retainer, but forego board meeting fees for meetings attended during 2007.

(3)	Mr. O'Bryan received an additional $5,000 for serving on the board of directors of First American Trust F.S.B., a wholly-owned subsidiary of the Company. Mr. Davis also received 60,000 Canadian dollars for service on the board of directors of FCT Insurance Company Ltd., a Canadian subsidiary of the Company (converted at 0.935648 Canadian dollar to 1 US dollar).

(4)	Messrs. Chatham and Skilling also receive equity awards for serving on the board of the directors of the Company's publicly traded First Advantage Corporation subsidiary, which are identified in that company’s proxy statement.

Prior to February 28, 2007, the compensation of non-employee directors consisted of several components. The annual retainer for each non-employee director was $60,000. The fee paid for attending each Board and committee meeting was $2,000. The annual compensation of the chairman of the Audit Committee was $20,000, the annual compensation for the chairman of the Nominating and Corporate Governance Committee was $10,000, and the annual compensation for the chairman of the Compensation Committee was $5,000. The lead independent director of the Company received $10,000. Directors may also receive additional compensation for serving on the board of directors of certain of the Company’s subsidiaries (payments are described in footnote 3 to the table above).

Prior to February 2007, each director who is an employee received a fee of $150 for attending each meeting of the Board. Directors are reimbursed for their expenses incurred in attending meetings of the Board and its committees.

Mr. D.P. Kennedy, who retired as an officer of the Company on June 30, 2003, and retired as a director on April 10, 2008, elected to receive a retainer of $60,000 but no Board and committee meeting attendance fees that would typically be paid to a non-employee director. During 2007, Mr. D.P. Kennedy also received compensation attributable to his prior service as an officer of the Company, including $146,223 in distributions from the Pension Plan and Pension Restoration Plan, which were required to be made under provisions of the federal tax laws, and $39,763 distributed from his account in the 401(k) Savings Plan attributable to contributions made by the Company and its participating subsidiaries in years during which Mr. D.P. Kennedy was an officer of the Company. These distributions were similarly required to be made under provisions of the federal tax laws. In addition, during 2007, Mr. D.P. Kennedy received $118,015 pursuant to the Executive Supplemental Benefit Plan.

Since his retirement as an officer of the Company on June 30, 2003, Mr. D.P. Kennedy has been rendering services to the Company and its subsidiaries in the capacity of a consultant, and received $375,000 for such services during 2005. Although the consulting arrangement terminated on December 31, 2005, Mr. D.P. Kennedy has continued as an informal advisor to the Company and continues to receive office space and administrative assistance from the Company.

On February 28, 2007, the Company’s Board of Directors approved a revised director compensation package, effective as of January 1, 2007. Under the new compensation package, the annual retainer of each director, other than Mr. Parker S. Kennedy, the Company’s chairman and chief executive officer, remains at $60,000. In addition, the Company granted to each non-management director $50,000 worth of RSUs, which vest over three years, subject to accelerated vesting at retirement for any director with at least ten years of cumulative service on the Board. This grant replaces the previous practice of periodically granting stock options to non-management directors. The last such grant was for 5,000 options and was made in December 2005. The initial number of RSUs awarded was determined by dividing the $50,000 dollar amount by the closing price of the Company’s common stock on March 5, 2007, the second business day following the Company’s filing of its Annual Report on Form 10-K. Under the revised package, the fee for attendance at each Board and committee meeting remains at $2,000. The annual compensation for the chairman of the Audit Committee increased from $20,000 to $25,000, and the annual compensation for the chairman of the Compensation Committee increased from $5,000 to $10,000. The annual compensation for the chairman of the Nominating and Corporate Governance Committee and for the Company’s lead director each remained at $10,000.

In February 2008, the Board of Directors reviewed the appropriate level of compensation for directors. The compensation changes adopted in February 2007 were continued in effect with the one change that the annual cash retainer was reduced by 10% to $54,000.

In February 2007, the Company repriced unexercised options that were held by directors and with respect to which the Company used incorrect measurement dates for accounting purposes. In addition, at its February 28, 2007 meeting, the Board also established a stock ownership guideline for directors whereby directors are expected to own at least five times their base annual retainer in Company common stock. Restricted stock and RSUs issued to directors are included for purposes of meeting the guideline. Current directors have five years to satisfy the guideline. Directors elected to the Board in the future will have five years from commencement of their service to satisfy the guideline.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists as of April 14, 2008, the persons or groups of shareholders who are known to the Company to be the beneficial owners of 5% or more of the Company’s common shares. This information was gathered from the filings made by such owners with the SEC or from informal sources. This table does not include shares beneficially owned by the Company’s directors and officers and entities controlled by them. See the table entitled “Security Ownership of Management” below for that information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Fidelity Management Trust Company	7,784,506	(1)	8.4%
Highfields Capital Management LP	8,787,879	(2)	9.5%
Glenview Capital Management, LLC	6,896,472	(3)	7.5%

(1)	The shares set forth in the table are held as of April 4, 2008 by Fidelity Management Trust Company as trustee pursuant to The First American Corporation 401(k) Savings Plan. The investment options available to participants in the plan include a “Company Stock Fund,” which invests in Company common shares, as well as amounts previously held under the Company’s Employee Profit Sharing and Stock Ownership Plan (“ESOP”), which was merged into the 401(k) Savings Plan in December 2001. Thus, the table reflects the ESOP accounts as well as accounts in the Company Stock Fund. The governing documents require the trustee to vote the shares as directed by the plan participants for whose benefit the shares are held. The transfer agent will tabulate the voting directions of all participants who wish to provide such directions to Fidelity. Neither the transfer agent nor Fidelity will provide the individual or aggregate participant voting directions to the Company, unless otherwise required by law. Shares for which no direction is received by the trustee from the participants are voted in the same proportion as are the shares for which directions are received. The trustee’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(2)

According to the Schedule 13D/A filed on April 14, 2008 by Highfields Capital Management LP, each of Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Jonathan S. Jacobson, and Richard L. Grubman may be deemed to be the beneficial owner of 8,787,879 shares, and Highfields Capital III L.P. may be deemed the beneficial owner of 6,056,042 shares. The address of the principal business office of each of these entities and individuals is John Hancock Tower, 200 Clarendon Street, 59th Floor, Boston, Massachusetts 02116.

(3)	According to the Schedule 13G filed on March 21, 2008 by Glenview Capital Management, LLC and Lawrence M. Robbins, each of Glenview Capital Partners, L.P., Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P., GCM Little Arbor Master Fund, Ltd., GCM Little Arbor Institutional Partners, L.P., GCM Little Arbor Partners, L.P., GCM Opportunity Fund, L.P., Glenview Capital Opportunity Fund, L.P. and Glenview Offshore Opportunity Master Fund, Ltd. hold Company common shares in accounts that are managed by Glenview Capital Management, LLC. Mr. Robbins is the chief executive officer of Glenview Capital Management, LLC. The address of the principal business office of each of these entities and Mr. Robbins is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

Security Ownership of Management

The following table sets forth, as of April 14, 2008, the total number of the Company’s common shares beneficially owned and the percentage of the outstanding shares so owned by:

•	each director;

•	each named executive officer; and

•	all directors and executive officers as a group.

Unless otherwise indicated in the notes following the table, the shareholders listed in the table are the beneficial owners of the listed shares with sole voting and investment power (or, in the case of individual shareholders, shared power with such individual’s spouse) over the shares listed. Shares subject to rights exercisable within 60 days are treated as outstanding when determining the amount and percentage beneficially owned by a person or entity.

Shareholders	Number of Common shares	Percent if greater than 1%
Current Directors
George L. Argyros (1)	1,109,968	1.2%
Bruce S. Bennett	5,600	—
J. David Chatham	39,881	—
Glenn C. Christenson	14,000	—
Hon. William G. Davis	5,805	—
James L. Doti	18,438	—
Lewis W. Douglas, Jr.	44,965	—
Christopher V. Greetham	14,000	—
Parker S. Kennedy (2)	3,477,371	3.8%
Thomas C. O’Brien	2,500	—
Frank E. O’Bryan	42,575	—
Roslyn B. Payne (3)	88,650	—
D. Van Skilling (4)	33,355	—
Patrick F. Stone	50,000	—
Herbert B. Tasker	18,433	—
Virginia M. Ueberroth (5)	110,355	—
Mary Lee Widener	555	—

Named executive officers who are not directors
Frank V. McMahon	155,416	—
Dennis J. Gilmore	200,594	—
Curt G. Johnson	31,285	—
Barry M. Sando	181,049	—

All directors, named executive officers and other executive officers as a group (25 persons)	5,805,924	6.2%

The shares set forth in the table above include shares that the following individuals have the right to acquire within 60 days in the amounts set forth below:

Individuals	Shares
George L. Argyros	5,000
Bruce S. Bennett	—
J. David Chatham	11,750
Glenn C. Christenson	—
Hon. William G. Davis	5,000
James L. Doti	5,000
Lewis W. Douglas, Jr.	18,500
Christopher V. Greetham	—
Parker S. Kennedy	344,000
Thomas C. O’Brien	—
Frank E. O’Bryan	18,500
Roslyn B. Payne	11,750
D. Van Skilling	18,500
Patrick F. Stone	—
Herbert B. Tasker	5,000
Virginia M. Ueberroth	5,000
Mary Lee Widener	—
Frank V. McMahon	120,000
Dennis J. Gilmore	184,000
Curt G. Johnson	23,500
Barry M. Sando	174,000

(1)	Includes 235,534 shares held in the Argyros Family Trust, for the benefit of Mr. Argyros and his family members and over which Mr. Argyros has voting and dispositive power; 3,400 shares held by Mr. Argyros as trustee, with investment power over such securities, of a trust for the benefit of a family member; 3,900 shares held in a trust for the benefit of another family member for which Mr. Argyros does not serve as trustee but over which Mr. Argyros has investment power; 125 shares held in a Uniform Transfers to Minors Act custodial account for which Mr. Argyros serves as the custodian; 7,513 shares held by a trust for which Mr. Argyros is not a trustee, over which Mr. Argyros may be deemed to have investment power; 720,041 shares are held by a nonprofit corporation whose six-member board of directors includes Mr. Argyros and his wife, which board directs the voting and disposition of such shares; 18,800 shares held by another nonprofit corporation with a five-member board, including Mr. Argyros, having similar voting and dispositive power; and an aggregate of 114,700 shares held by two companies of which Mr. Argyros is the sole shareholder, chief executive officer and a director. Mr. Argyros disclaims beneficial ownership of all shares included in the table which are held by a nonprofit corporation or by a trust for which Mr. Argyros is not the beneficiary.

(2)	Of the shares credited to Parker S. Kennedy, chairman of the board and chief executive officer of the Company, 11,154 shares are held directly and 3,111,086 shares are held by Kennedy Enterprises, L.P., a California limited partnership of which Mr. Kennedy is the sole general partner. The limited partnership agreement pursuant to which the partnership was formed provides that the general partner has all powers of a general partner as provided in the California Uniform Limited Partnership Act, including the power to vote securities held by the partnership, provided that the general partner is not permitted to cause the partnership to sell, exchange or hypothecate any of its shares of stock of the Company without the prior written consent of all of the limited partners. Of the shares held by the partnership, 462,885 are allocated to the capital accounts of Mr. Kennedy. The balance of the shares held by the partnership is allocated to the capital accounts of the other limited partners, who are relatives of Mr. Kennedy. Except to the extent of his voting power over the shares allocated to the capital accounts of the limited partners, Mr. Kennedy disclaims beneficial ownership of all shares held by the partnership other than those allocated to his own capital accounts.

(3)	Includes 7,500 shares held by a nonprofit corporation for which Ms. Payne and her spouse serve as officers and directors. In her capacity as an officer of that corporation, Ms. Payne has the power, as do certain other officers, to direct the voting and disposition of the shares.

(4)	Includes 2,365 shares held by a nonprofit corporation for which Mr. Skilling serves as a director and officer. In his capacity as an officer, Mr. Skilling has the power, acting alone, to direct the voting and disposition of the shares. Also includes 2,356 shares held in three trusts for which Mr. Skilling serves as the trustee. In this position, Mr. Skilling has the power to direct the voting and disposition of the shares.

(5)	The shares set forth in the table include 5,000 shares held by a nonprofit corporation of which Ms. Ueberroth is an officer and whose six-member board of directors is composed of Ms. Ueberroth and her husband and children. In her capacity as an officer of that corporation, Ms. Ueberroth has the power, as do certain other officers, to direct the voting and disposition of the shares. Ms. Ueberroth disclaims beneficial ownership of these shares.

Item 13.	Certain Relationships and Related Transactions

Transactions with Management and Others

On February 27, 2006, the Company loaned $7,500,000 to NHSA JPS LLC (“NHSA”), a Delaware limited liability company affiliated with Neighborhood Housing Services of America, Inc., of which Ms. Widener is president and chief executive officer, pursuant to the terms and conditions of a loan agreement between the Company and NHSA. The loan bears interest at a rate of 2% per year, and matures in 10 years. On November 3, 2006, the loan amount was increased to $9,500,000. During 2007, interest payments totaled $190,000. No principal payments have been made and the outstanding loan balance is $9,500,000. The loan agreement provides that a portion of the loan proceeds is to be used as a loan loss reserve for two loan pools collectively known as the “Anthem Loan Pools,” and a portion is to be used as working capital for operation of the “Anthem Project.” The Anthem Project involves a loan underwriting and funding program administered by NHSA that is designed to make prime grade home loans with prime grade pricing and mortgage insurance available to emerging markets borrowers who are rated as creditworthy through use of the Company’s proprietary Anthem credit scoring system as a guide in the loan approval process. The loan is secured by a Collateral Trust Agreement between the Company, NHSA and Union Bank of California, N.A., as trustee, whereby, in the event of a default by NHSA in the performance of obligations specified in the loan agreement or the related promissory note or the Collateral Trust Agreement, interest or other income accruing from certain home loan proceeds and investments of the Anthem Project would be applied toward payment of outstanding amounts due from NHSA to the Company under the promissory note and above-mentioned agreements, after payment of collection and other costs, including the fees and expenses of the trustee.

Last year, the Board adopted a written policy regarding related party transactions, which generally prohibits transactions between the Company and/or its affiliates, on the one hand, and the Company’s directors, officers (or officers of affiliates) or shareholders holding in excess of 5% of the Company’s common shares, on the other hand, without prior approval. The approving body may be either the Board or the Nominating and Corporate Governance Committee, or, if the proposed transaction involves $1,000,000 or less and it is impractical to seek the approval of the Board or that committee, then the chairman of the Nominating and Corporate Governance Committee may review and pre-approve of the transaction (or the chairman of the Audit Committee if the chairman of the Nominating and Corporate Governance Committee is a party to the transaction). The policy prohibits directors of the Company from entering into any transaction with the Company or any of its affiliates outside of the ordinary course of business, except for transactions previously approved by the Board and in effect on the date the policy took effect.

Certain transactions are excluded from the application of the policy and are therefore permitted without prior approval. For example, compensatory arrangements for service as an officer or director of the Company are excluded from the policy, as are transactions between the Company and its affiliates (other than directors and officers). In cases where the potential transaction would involve the officer, director or large shareholder only in an indirect fashion, the policy does not apply where such indirect interest results solely from ownership less than 10% of, or being a director of, the entity entering into the transaction with the Company. In addition, arms length ordinary course transactions involving annual payments of $100,000 or less are permitted without prior approval.

Independence of Directors

The Board of Directors has not yet formally evaluated the independence of Messrs. Bennett, Christenson, Greetham, O’Brien and Stone, who were recently appointed to the Board and have, as of the date of this amendment, not yet attended a meeting of the Board. The Company anticipates that the Board will do so at its next meeting. Subject to those pending determinations, the Board of Directors has affirmatively determined that each member of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee, as well as each other member of the Board, except Parker S. Kennedy and Mary Lee Widener (who are not independent), is “independent” as that term is defined in the corporate governance rules of the New York Stock Exchange for listed companies, and that each member of the Audit Committee is independent under the additional standards applicable to that committee. In making these determinations, the Board considered the following relationships between directors and the Company: Messrs. Argyros and Beban (now retired from the Board) and Ms. Payne are affiliated with entities that do business with the Company in the ordinary course from time to time; Mr. Davis is of counsel to a Canadian law firm that has been retained by the Company from time to time, although his compensation is not affected by the Company’s relationship with that firm; and each of Messrs. Argyros, Doti and O’Bryan and Ms. Ueberroth is affiliated with a nonprofit organization to which the Company and/or its management has made donations from time to time. Each of the relationships above, while considered by the Board, falls within the Company’s categorical independence standards contained in the Board’s corporate governance guidelines, which are available on the corporate governance section of the Company’s Web site at www.firstam.com. In addition to those standards, the Board previously determined that reimbursed perquisites received by members of the Board do not constitute material relationships and therefore do not affect director independence under applicable rules. Mr. O’Bryan reimbursed the Company for the value of past perquisites in satisfaction of this categorical standard. In addition to the relationships described above, Ms. Payne’s cousin was part of a team that performed communications services for the Corporation during the past year and Mr. O’Bryan continues to occupy space within the building housing the Company’s principal office, for which he continues to pay the Company rent at a market rate.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal independent registered public accounting firm in the four categories of service set forth in the table below are as follows:

Aggregate fees billed in year	2007		2006
Audit Fees	$9,211,190	(1)	$6,762,901
Audit-Related Fees (2)	561,790		207,132
Tax Fees (3)	713,728		303,973
All Other Fees (4)	79,454		6,242

(1)	Includes the majority of the fees incurred in connection with the review of the Company’s prior stock option granting practices.

(2)	These fees were incurred primarily for employee benefit plan audits, procedures performed for SAS70 reports, and due diligence.

(3)	These fees were incurred for tax advice, compliance and planning.

(4)	These fees were incurred primarily for services related to commissions, software licensing and structuring of subsidiaries.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all engagements of the Company’s independent principal registered public accounting firm for audit and nonaudit services. Those engagements for which payment by the Company would exceed $25,000 for nonaudit services or $50,000 for audit services must be pre-approved by the Audit Committee or a designated member of that committee on an individual basis. The Audit Committee or its designee has pre-approved all engagements included in the “audit-related,” “tax” and “other” categories in the table above.

PART IV

Item 15.	Exhibits

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

Exhibit No.	Description

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST AMERICAN CORPORATION (Registrant)

Date: April 23, 2008	By:	/S/ PARKER S. KENNEDY
Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2008	By:	/S/ MAX O. VALDES
Max O. Valdes Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	April 23, 2008

/s/ MAX O. VALDES Max O. Valdes	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	April 23, 2008

/s/ GEORGE L. ARGYROS George L. Argyros	Director	April 23, 2008

Bruce Bennett	Director

/s/ J. DAVID CHATHAM J. David Chatham	Director	April 23, 2008

/S/ GLENN C. CHRISTENSON Glenn C. Christenson	Director	April 23, 2008

/s/ WILLIAM G. DAVIS William G. Davis	Director	April 23, 2008

/s/ JAMES L. DOTI James L. Doti	Director	April 23, 2008

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	April 23, 2008

Signature	Title	Date

Christopher Greetham	Director

Thomas C. O’Brien	Director

/s/ FRANK O’BRYAN Frank O’Bryan	Director	April 23, 2008

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	April 23, 2008

/s/ D. VAN SKILLING D. Van Skilling	Director	April 23, 2008

/s/ PATRICK F. STONE Patrick F. Stone	Director	April 23, 2008

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	April 23, 2008

/s/ VIRGINIA UEBERROTH Virginia Ueberroth	Director	April 23, 2008

/s/ MARY LEE WIDENER Mary Lee Widener	Director	April 23, 2008