Form 10-Q
period 2008-03-31
FIRST AMERICAN CORP
filed 2008-05-01
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

On April 28, 2008, there were 92,506,565 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Certain statements made in this quarterly report on Form 10-Q including the consummation of the proposed spin-off transaction and tax free nature thereof; cash contributions to pension plans; purchase accounting adjustments for acquisitions and final purchase price allocations; the effect of lawsuits, regulatory audits and investigations and other legal proceedings on the Company’s financial condition, results of operations or cash flows; changes in unrecognized tax positions; anticipated savings to be generated through staff reductions; and the sufficiency of the Company’s resources to satisfy operational cash requirements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These and other forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” and other similar words and phrases. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: interest rate fluctuations; changes in the performance of the real estate markets; limitations on access to public records and other data; general volatility in the capital markets; changes in applicable government regulations; heightened scrutiny by legislators and regulators of the Company’s title insurance and services segment and certain other of the Company’s businesses; consolidation among the Company’s significant customers and competitors; changes in the Company’s ability to integrate businesses which it acquires; systems interruptions and intrusions; the Company’s inability to realize the benefits of its offshore strategy; product migration; the inability to consummate the spin-off transaction announced January 15, 2008 as a result of, among other factors, the inability to obtain necessary regulatory approvals or the failure to obtain the final approval of the Company’s board of directors; the inability to recognize the benefits of the spin-off transaction as a result of, among other factors, unexpected corporate overhead costs, unfavorable reaction from customers, employees, ratings agencies or other interested persons, the triggering of rights and obligations by the spin-off, accommodations required to be made to obtain consents or waivers or the inability to transfer assets into the entity being spun-off; and other factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as updated herein, both as filed with the Securities and Exchange Commission. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$929,680	$1,162,569

Accounts and accrued income receivable, net	645,523	559,996

Income tax receivable	71,003	39,187

Investments:
Deposits with savings and loan associations and banks	376,357	198,055
Debt securities	1,371,146	1,368,212
Equity securities	115,616	147,102
Other long-term investments	453,635	457,764

	2,316,754	2,171,133

Loans receivable, net	119,149	116,751

Property and equipment, net	744,717	755,435

Title plants and other indexes	652,285	645,679

Deferred income taxes	69,998	23,274

Goodwill	2,618,448	2,567,340

Other intangible assets, net	335,756	346,207

Other assets	259,640	260,350

	$8,762,953	$8,647,921

Liabilities and Stockholders’ Equity
Demand deposits	$981,163	$743,685
Accounts payable and accrued liabilities	1,018,815	1,123,624
Deferred revenue	736,243	756,202
Reserve for known and incurred but not reported claims	1,347,104	1,357,632
Notes and contracts payable	909,946	906,046
Deferrable interest subordinated notes	100,000	100,000

	5,093,271	4,987,189

Minority interests in consolidated subsidiaries	687,952	675,907

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—92,212 and 91,830 shares	92,212	91,830
Additional paid-in capital	774,726	762,734
Retained earnings	2,215,024	2,205,994
Accumulated other comprehensive loss	(100,232)	(75,733)

	2,981,730	2,984,825

	$8,762,953	$8,647,921

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues
Operating revenues	$1,591,528	$1,983,722
Investment and other income	69,355	71,987
Gain on stock issued by a subsidiary	—	2,211
Net realized investment (losses) gains	(5,876)	62,509

	1,655,007	2,120,429

Expenses
Salaries and other personnel costs	566,994	644,479
Premiums retained by agents	361,230	552,195
Other operating expenses	462,486	512,361
Provision for title losses and other claims	107,099	140,138
Depreciation and amortization	56,174	54,085
Premium taxes	12,016	17,486
Interest	19,434	19,267

	1,585,433	1,940,011

Income before income taxes and minority interests	69,574	180,418
Income taxes	22,117	59,439

Income before minority interests	47,457	120,979
Minority interests	18,139	37,192

Net income	29,318	83,787

Other comprehensive (loss) income, net of tax
Unrealized gains (losses) on securities	(27,326)	4,009
Foreign currency translation adjustments	744	505
Minimum pension liability adjustment	2,083	—

Comprehensive income	$4,819	$88,301

Net income per share:
Basic	$0.32	$0.87

Diluted	$0.32	$0.84

Cash dividends per share	$0.22	$0.22

Weighted average number of shares:
Basic	92,000	96,749

Diluted	92,725	99,144

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$29,318	$83,787
Adjustments to reconcile net income to cash provided by (used for) operating activities-
Provision for policy losses and other claims	107,099	140,138
Depreciation and amortization	56,174	54,085
Share-based compensation	7,739	9,912
Minority interests in net income	18,139	37,192
Net realized investment losses (gains)	5,876	(64,720)
Equity in earnings of affiliates	(15,263)	(11,164)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, including assets acquired, net of recoveries	(117,589)	(106,445)
Net change in income tax accounts	(63,467)	42,689
Increase in accounts and accrued income receivable	(83,764)	(25,424)
Decrease in accounts payable and accrued liabilities	(80,254)	(150,381)
Decrease in deferred revenue	(19,960)	(19,136)
Other, net	1,678	22,943

Cash (used for) provided by operating activities	(154,274)	13,476

Cash flows from investing activities:
Net cash effect of company acquisitions	(76,107)	(105,876)
Net increase in deposits with banks	(178,302)	(838)
Net increase in loans receivable	(2,398)	(7,795)
Purchases of debt and equity securities	(169,634)	(242,836)
Proceeds from sales of debt and equity securities	93,543	95,974
Proceeds from maturities of debt securities	60,883	73,863
Net decrease in other long-term investments	20,001	6,030
Capital expenditures	(43,832)	(61,692)
Purchases of capitalized data	(5,914)	(6,214)
Proceeds from sale of property and equipment	1,642	6,247

Cash used for investing activities	(300,118)	(243,137)

Cash flows from financing activities:
Net change in demand deposits	237,478	(109,882)
Proceeds from issuance of debt	125,102	159,518
Repayment of debt	(119,740)	(86,444)
Purchase of Company shares	—	(40,966)
Proceeds from exercise of stock options	4,901	25,105
Proceeds from the issuance of stock to employee benefit plans	2,405	2,792
Contributions from minority shareholders	—	15,637
Distributions to minority shareholders	(8,439)	(20,327)
Cash dividends	(20,204)	(17,367)

Cash provided by (used for) financing activities	221,503	(71,934)

Net decrease in cash and cash equivalents	(232,889)	(301,595)
Cash and cash equivalents—Beginning of period	1,162,569	1,404,884

Cash and cash equivalents—End of period	$929,680	$1,103,289

Supplemental information:
Cash paid during the quarter for:
Interest	$3,945	$16,196
Premium taxes	$17,423	$14,980
Income taxes	$64,564	$15,906
Noncash investing and financing activities:
Liabilities incurred in connection with Company acquisitions	$950	$17,754

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2007	91,830	$91,830	$762,734	$2,205,994	$(75,733)	$2,984,825
Net income for three months ended March 31, 2008				29,318		29,318
Dividends on common shares				(20,288)		(20,288)
Shares issued in connection with option, benefit and savings plans	382	382	6,924			7,306
Share-based compensation			5,068			5,068
Other comprehensive loss					(24,499)	(24,499)

Balance at March 31, 2008	92,212	$92,212	$774,726	$2,215,024	$(100,232)	$2,981,730

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. See Note 4 for the interim disclosures required by SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not apply SFAS 159 to any assets or liabilities and therefore the adoption has had no effect on its consolidated financial statements.

Note 2 – Spin-off

On January 15, 2008, the Company announced that its Board of Directors approved a plan to spin-off its financial services companies, consisting of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation. The information solutions companies, which consist of the realigned data and analytic solutions, information and outsourcing solutions, and risk mitigation and business solutions (comprised of the Company’s publicly traded subsidiary, First Advantage Corporation) segments, will remain as operations of The First American Corporation, which will be renamed prior to the separation. The Company anticipates that the transaction will be tax-free to its shareholders. See further discussion regarding segment realignment in Note 11.

The transaction is subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the Securities and Exchange Commission, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

Once the transaction is complete, the Company’s shareholders will own 100 percent of the common equity in both the financial services and the information solutions companies. Both companies are expected to trade on the New York Stock Exchange with the financial services company trading under the current ticker symbol “FAF.”

Note 3 – Escrow and Trust Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $5.7 billion and $5.0 billion at March 31, 2008, and December 31, 2007, respectively, of which $914.5 million and $679.7 million were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying condensed consolidated balance sheets, with $128.9 million included in cash and cash equivalents and $785.6 million in debt securities at March 31, 2008 and $679.7 million included in debt securities at December 31, 2007, with offsetting liabilities included in demand deposits.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.7 billion at March 31, 2008 and December 31, 2007. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 4 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
March 31, 2008
U.S. Treasury securities	$197,928	$6,369	$(364)	$203,933
Corporate securities	194,137	4,121	(2,341)	195,917
Obligations of states and political subdivisions	141,160	2,469	(407)	143,222
Mortgage-backed securities	847,760	2,438	(22,124)	828,074

	$1,380,985	$15,397	$(25,236)	$1,371,146

December 31, 2007
U.S. Treasury securities	$201,626	$2,915	$(335)	$204,206
Corporate securities	207,074	3,573	(1,675)	208,972
Obligations of states and political subdivisions	141,341	1,499	(508)	142,332
Mortgage-backed securities	821,284	1,005	(9,587)	812,702

	$1,371,325	$8,992	$(12,105)	$1,368,212

The cost and estimated fair value of investments in equity securities are as follows:

	Cost	Gross unrealized		Estimated fair value
		gains	losses
		(in thousands)
March 31, 2008
Preferred stocks	$7,443	$44	$(799)	$6,688
Common stocks	141,689	5,988	(38,749)	108,928

	$149,132	$6,032	$(39,548)	$115,616

December 31, 2007
Preferred stocks	$6,600	$138	$(894)	$5,844
Common stocks	78,172	66,917	(3,831)	141,258

	$84,772	$67,055	$(4,725)	$147,102

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices. Sales of debt and equity securities resulted in gross realized gains of $1.9 million and $1.0 million and gross realized losses of $1.4 million and $0.4 million for the periods ended March 31, 2008 and 2007, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company had gross unrealized losses as of March 31, 2008 and December 31, 2007:

	12 months or less		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
March 31, 2008
Debt securities
U.S. Treasury securities	$775	$13	$17,826	$351	$18,601	$364
Corporate securities	19,151	396	52,390	1,945	71,541	2,341
Obligations of states and political subdivisions	2,839	102	12,352	305	15,191	407
Mortgage-backed securities	27,087	835	583,528	21,289	610,615	22,124

Total debt securities	49,852	1,346	666,096	23,890	715,948	25,236
Equity securities	54,508	34,144	40,050	5,404	94,558	39,548

Total	$104,360	$35,490	$706,146	$29,294	$810,506	$64,784

December 31, 2007
Debt securities
U.S. Treasury securities	$6,622	$25	$28,022	$310	$34,644	$335
Corporate securities	16,075	325	79,288	1,350	95,363	1,675
Obligations of states and political subdivisions	12,672	47	39,256	461	51,928	508
Mortgage-backed securities	11,849	447	633,699	9,140	645,548	9,587

Total debt securities	47,218	844	780,265	11,261	827,483	12,105
Equity securities	4,673	862	22,301	3,863	26,974	4,725

Total	$51,891	$1,706	$802,566	$15,124	$854,457	$16,830

Management has determined that the unrealized losses from debt and equity securities at March 31, 2008 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

SFAS No. 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1 – Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, foreign governments bonds, and municipal bonds.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2008. These securities were classified as Level 2 at March 31, 2008 because third party pricing service uses valuation models which use observable market inputs in addition to traded prices.

Assets measured at fair value on a recurring basis as of March 31, 2008:

	Carrying Balance as of March 31, 2008	Level 1	Level 2
		(in thousands)
Debt securities
U.S. Treasury securities	$203,933	$—	$203,933
Corporate securities	195,917	—	195,917
Obligations of states and political subdivisions	143,222	—	143,222
Mortgage-backed securities	828,074	—	828,074

	1,371,146	—	1,371,146

Equity securities
Preferred stocks	6,688	6,688	—
Common stocks	108,928	108,928	—

	115,616	115,616	—

	$1,486,762	$115,616	$1,371,146

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2008, is as follows:

(in thousands)	Balance as of December 31, 2007	Acquired During the Period	Post Acquisition Adjustments	Balance as of March 31, 2008
Financial Services:
Title Insurance and Services	$716,976	—	$(6,466)	$710,510
Specialty Insurance	39,959	—	—	39,959
Information Solutions:
Information and Outsourcing Solutions	650,968	—	(2,339)	648,629
Data and Analytic Solutions	446,968	—	17,750	464,718
Risk Mitigation and Business Solutions	712,469	$12,996	29,167	754,632

	$2,567,340	$12,996	$38,112	$2,618,448

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company’s reporting units, for purposes of applying the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, loan servicing solutions, default servicing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation services.

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. There have been no impairments of goodwill during the three months ending March 31, 2008. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Covenants not to compete	$64,702	$66,254
Customer lists	366,028	363,934
Trademarks and licenses	58,041	58,054

	488,771	488,242
Accumulated amortization	(153,015)	(142,035)

	$335,756	$346,207

Amortization expense for other finite-lived intangible assets, with definite lives ranging from two to twenty years, was $12.4 million, and $12.5 million for the three months ended March 31, 2008 and 2007, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2008	$37,082
2009	$47,005
2010	$44,120
2011	$39,817
2012	$35,912

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 7 – Earnings Per Share

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Numerator:
Net Income-numerator for basic net income per share	$29,318	$83,787
Effect of dilutive securities
Convertible debt - interest expense (net of tax)	11	27
Subsidiary potential dilutive shares	(13)	(75)

Net Income - numerator for dilutive net income per share	$29,316	$83,739

Denominator:
Weighted average shares-denominator for basic net income per share	92,000	96,749
Effect of dilutive securities:
Employee stock options and restricted stock units	689	2,304
Convertible debt	36	91

Denominator for diluted net income per share	92,725	99,144

Basic net income per share	$0.32	$0.87

Diluted net income per share	$0.32	$0.84

For the three months ended March 31, 2008 and 2007, respectively, 1.5 million and 0.8 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 8 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Expense:
Service cost	$1,900	$2,849
Interest cost	8,425	8,310
Expected return on plan assets	(6,229)	(5,575)
Amortization of prior service credit	(323)	10
Amortization of net loss	3,527	4,447

	$7,300	$10,041

The Company contributed $8.5 million to its pension plans for the three months ended March 31, 2008, and expects to contribute an additional $17.9 million during the remainder of 2008. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

The Company did not make any contributions to the First American 401(k) plan during the first quarter of 2008. The Company contributed $35.9 million to its 401(k) plan during the first quarter of 2007.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 9 – Share-Based Compensation

The Company currently utilizes restricted stock units (RSUs) as its share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. RSUs receive dividends that are reinvested in RSUs having the same vesting requirements as the RSUs initially granted.

The following table sets forth the share-based compensation expense recognized for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Stock options	$508	$2,116
Restricted stock units	4,133	1,248
Employee stock purchase plan	424	491

	$5,065	$3,855

In addition to the share-based compensation above, the Company’s consolidated financial statements include $2.4 million and $6.1 million share-based compensation related to the Company’s publicly traded subsidiary, First Advantage Corporation, as of March 31, 2008 and 2007, respectively. In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $0.3 million for three months ended as of March 31, 2008.

Restricted stock unit activity for the three months ended March 31, 2008, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Restricted stock units outstanding at December 31, 2007	352	$47.04
Granted during 2008	557	$35.52
Vested during 2008	45	$47.50
Forfeited during 2008	2	$43.16

Restricted stock units outstanding at March 31, 2008	862	$39.58

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2007	4,118	$30.23
Exercised during 2008	210	$23.68
Forfeited during 2008	74	$41.68

Balance at March 31, 2008	3,834	$30.37	5.2	$25,560

Vested and expected to vest at March 31, 2008	3,794	$30.25	5.2	$25,557

Exercisable at March 31, 2008	2,765	$27.18	4.5	$24,054

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 10 – Business Combinations

During the three months ended March 31, 2008, the Company completed one acquisition. This acquisition was not material and was included in the Company’s risk mitigation and business solutions segment. The purchase price for the acquisition was $16.3 million in cash and was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the acquisition, the Company recorded approximately $13.0 million of goodwill and $2.1 million of intangible assets with finite lives.

In addition, during the three months ended March 31, 2008, the Company purchased minority interests in three companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $41.7 million in cash. As a result of these three transactions, the Company recorded approximately $25.0 million of goodwill.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, March 31, 2008.

Note 11 – Segment Information

As discussed in Note 2, the Company has reorganized its two business groups and underlying segments to reflect how the assets and operations will be divided and managed when the spin-off is consummated. The segment presentation below is consistent with the manner in which these businesses have been evaluated by the Company’s management since January 1, 2008. All previously reported segment information has been restated to conform to this presentation.

Effective this quarter, the Company will present the following five business segments:

•

Title Insurance and Services: The title insurance and services segment’s principal product is policies of title insurance on residential and commercial property. This segment also accommodates tax-deferred exchanges of real estate, and provides escrow services, investment advisory services, trust services, lending and deposit products and other related products and services.

•

Specialty Insurance: The specialty insurance segment’s primary business focus is providing residential service contracts that cover many of the major systems and appliances in homes against failures that occur as a result of normal usage during the coverage period and in offering property and casualty insurance.

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services to the lender and mortgage markets, including tax monitoring, flood zone certification and monitoring, asset valuation and management services, default management services, and loan administration and production services.

•

Data and Analytic Solutions: The Company’s data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database management and automated appraisal services to various businesses, in particular to businesses operating in the real estate industry and to consumers interested in real estate. The Company’s Data and Analytic Solutions segment’s primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed income investors, real estate agents, property and casualty insurance companies, title insurance companies, and licensees in government, legal servicing, property and casualty insurance and consumer direct. The data offered by this segment includes loan information, property characteristic information, maps and aerial imaging and images of publicly recorded documents relating to real property. This segment also manages databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies.

•

Risk Mitigation and Business Solutions: The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on NASDAQ Global Market under the ticker symbol “FADV.” First Advantage operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,047,942	$2,944	$18,698	$13,628
Specialty Insurance	76,081	8,491	630	2,173

	1,124,023	11,435	19,328	15,801

Information Solutions:
Information and Outsourcing Solutions	196,182	50,518	5,817	4,529
Data and Analytic Solutions	146,854	20,584	16,714	10,709
Risk Mitigation and Business Solutions	203,620	22,139	10,445	10,888

	546,656	93,241	32,976	26,126

	1,670,679	104,676	52,304	41,927
Corporate	(249)	(35,102)	3,870	1,905
Eliminations	(15,423)	—	—	—

	$1,655,007	$69,574	$56,174	$43,832

For the three months ended March 31, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,415,801	$53,233	$19,544	$16,639
Specialty Insurance	80,636	11,964	451	1,476

	1,496,437	65,197	19,995	18,115

Information Solutions:
Information and Outsourcing Solutions	206,600	46,214	5,404	2,897
Data and Analytic Solutions	224,845	102,263	13,948	23,528
Risk Mitigation and Business Solutions	217,197	19,905	10,444	9,409

	648,642	168,382	29,796	35,834

	2,145,079	233,579	49,791	53,949
Corporate	(7,637)	(53,161)	4,294	7,743
Eliminations	(17,013)	—	—	—

	$2,120,429	$180,418	$54,085	$61,692

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 12 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $57.4 million at March 31, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at March 31, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In November 2007, the New York Attorney General (NYAG) filed a lawsuit challenging an appraisal program in which a subsidiary of the Company participated. Since that time, the NYAG publicly announced the initiation of inquiries into the practices of several other participants in the mortgage lending market as well as the practices of participants in the mortgage securitization market, including the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae). In connection with these inquiries, Freddie Mac and Fannie Mae agreed to adopt a Home Valuation Code of Conduct (Code of Conduct) and agreed to refrain from purchasing certain loans from lenders refusing to abide by that code. The Code of Conduct provides, among other matters, that in underwriting a loan a lender shall not utilize an appraisal report prepared by an appraiser employed by a lender, an affiliate of a lender, an entity that is owned in whole or in part by a lender, a real estate settlement services provider or an entity that is owned in whole or in part by a settlement services provider. Certain of the Company’s appraisal operations may fall into one of more of these categories. The Code of Conduct is subject to a comment period, which ends on April 30, 2008. While the Company does not believe that the lawsuit filed by the NYAG will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, given the outstanding comment period, it is unable to determine at this time the effect of the Code of Conduct.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 13 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported title claims and non-title claims, follows:

(in thousands except percentages)	As of March 31, 2008		As of December 31, 2007
Known title claims	$190,474	14.1%	$188,210	13.9%
IBNR	1,086,692	80.7%	1,096,230	80.7%

Total title claims	1,277,166	94.8%	1,284,440	94.6%
Non-title claims	69,938	5.2%	73,192	5.4%

Total loss reserves	$1,347,104	100.0%	$1,357,632	100.0%

Note 14 – Income Taxes

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

As of March 31, 2008, the liability for income taxes associated with uncertain tax positions was $35.1 million. This liability can be reduced by $4.7 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $30.4 million, if recognized, would favorably affect the company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2008, the Company had accrued $10.2 million of interest (net of tax benefit) related to uncertain tax positions.

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

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 43.0% for the three months ended March 31, 2008, and 41.5% for the same period of the prior year. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized in the quarter relating to FIN 48.

Note 15 – Stockholders’ Equity

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Between inception of the plan and March 31, 2008, the Company had repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million.

Note 16 – Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for the Company beginning January 1, 2009. SFAS 141(R) will be applied prospectively and early adoption is prohibited. The Company is currently assessing the impact of adopting SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not apply SFAS 159 to any assets or liabilities and therefore the adoption has had no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for the Company beginning January 1, 2009. SFAS 141(R) will be applied prospectively and early adoption is prohibited. The Company is currently assessing the impact of adopting SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

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

The Company has reorganized its two business groups and underlying segments to reflect how the assets and operations will be divided and managed when the spin-off is consummated. The segment presentation below is consistent with the manner in which these businesses have been evaluated by the Company’s management since January 1, 2008. All previously reported segment information has been restated to conform to this presentation.

Effective this quarter, the Company will present the following five business segments:

•

Title Insurance and Services: The title insurance and services segment’s principal product is policies of title insurance on residential and commercial property. This segment also accommodates tax-deferred exchanges of real estate, and provides escrow services, investment advisory services, trust services, lending and deposit products and other related products and services.

•

Specialty Insurance: The specialty insurance segment’s primary business focus is providing residential service contracts that cover many of the major systems and appliances in homes against failures that occur as a result of normal usage during the coverage period and in offering property and casualty insurance.

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services to the lender and mortgage markets, including tax monitoring, flood zone certification and monitoring, asset valuation and management services, default management services, and loan administration and production services.

•

Data and Analytic Solutions: The Company’s data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database management and automated appraisal services to various businesses, in particular to businesses operating in the real estate industry and to consumers interested in real estate. The Company’s Data and Analytic Solutions segment’s primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed income investors, real estate agents, property and casualty insurance companies, title insurance companies, and licensees in government, legal servicing, property and casualty insurance and consumer direct. The data offered by this segment includes loan information, property characteristic information, maps and aerial imaging and images of publicly recorded documents relating to real property. This segment also manages databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies.

•

Risk Mitigation and Business Solutions: The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on NASDAQ Global Market under the ticker symbol “FADV.” First Advantage operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services.

Operations

Mortgage originations decreased in the first quarter of 2008 when compared with the same period of the prior year according to the Mortgage Bankers Association’s (MBA) April 10, 2008, Long-term Mortgage Finance Forecast. This decrease in mortgage originations was primarily due to a continued softening in the purchase market. According to the MBA forecast, refinance originations and purchase originations decreased 5.0% and 16.0%, respectively, in the first quarter of 2008 when compared with the same quarter of the prior year. The overall decline in mortgage originations, as well declining home values, primarily impacted the Company’s Financial Services group, which experienced a 25.1% drop in operating revenues in the first quarter 2008, when compared with the same quarter of the prior year. The Information Solutions group was also impacted by the decline in mortgage origination, but as a result of the growth in default-related revenues, acquisition activity and the relatively consistent revenues generated by certain businesses included in the group which have lower or no interest rate sensitivity, operating revenues for the Information Solutions group declined 6.0%.

Total operating revenues for the three months ended March 31, 2008, were $1.59 billion, and for the three months ended March 31, 2007, $1.98 billion. Net income for the three months ended March 31, 2008, was $29.3 million, or $0.32 per diluted share. Net income for the three months ended March 31, 2007, was $83.8 million, or $0.84 per diluted share.

OPERATING REVENUES

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended March 31,
(in thousands except percentages)	2008	%	2007	%
Financial Services:
Title Insurance and Services:
Direct operations	$552,833	35	$674,671	34
Agency operations	451,588	28	685,618	34

	1,004,421	63	1,360,289	68
Specialty Insurance	71,607	5	75,658	4

	1,076,028	68	1,435,947	72

Information Solutions:
Information and Outsourcing Solutions	181,342	11	198,616	10
Data and Analytic Solutions	145,167	9	150,944	8
Risk Mitigation and Business Solutions	204,414	13	215,228	11

	530,923	33	564,788	29
Eliminations	(15,423)	(1)	(17,013)	(1)

Total	$1,591,528	100	$1,983,722	100

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of income before income taxes and minority interests for each of the Company’s segments.

	Three Months Ended March 31,
(in thousands except percentages)	2008	%	2007	%
Financial Services:
Title Insurance and Services	$2,944	3	$53,233	23
Specialty Insurance	8,491	8	11,964	5

	11,435	11	65,197	28

Information Solutions:
Information and Outsourcing Solutions	50,518	48	46,214	20
Data and Analytic Solutions	20,584	20	102,263	44
Risk Mitigation and Business Solutions	22,139	21	19,905	8

	93,241	89	168,382	72

Total before corporate expenses	104,676	100	233,579	100

Corporate expenses	(35,102)		(53,161)

Total	$69,574		$180,418

FINANCIAL SERVICES GROUP

Title Insurance and Services

Operating revenues from direct title operations decreased 18.1% for the current quarter when compared with the same period of the prior year. This decrease was due to a decline in the number of title orders closed by the Company’s direct operations and in the average revenues per order closed. The Company’s direct operations closed 389,600 title orders during the current three month period, a decrease of 15.1% when compared with 458,900 title orders closed during the same period of the prior year. This decrease reflected the decline in mortgage originations. The average revenues per order closed were $1,419 for the three months ended March 31, 2008, a decrease of 3.5% when compared with $1,470 for the three months ended March 31, 2007. This decrease was primarily due to an increased mix of lower-premium refinance transactions and a decrease in higher-premium resale activity. Also contributing to the decrease in the average revenues per order closed was the decline in home values and the shift in the composition of new mortgage loans to include more conforming loans and fewer jumbo loans.

Operating revenues from agency operations decreased 34.1% for the current quarter when compared with the same period of the prior year. This decrease was primarily due to the same factors impacting direct operations, the reduction of certain agency relationships and the lag in the reporting of agency remittances.

Salaries and other personnel costs for the title insurance segment were $342.0 million for the three months ended March 31, 2008, a decrease of $65.8 million, or 16.1%, when compared with the same period of the prior year. Excluding new acquisitions, salaries and other personnel costs decreased $70.2 million, or 17.2% for the three months ended March 31, 2008. This decrease was primarily due to a reduction in base salary expense and bonus expense resulting from staff reductions. Also contributing to the decrease was a reduction in employee benefits expense primarily due to a decrease in the Company’s profit driven 401(k) match reflecting the decline in profits. The Company has reduced staff by approximately 4,600 since the end of the first quarter 2007, including approximately 1,000 reductions in the first quarter of 2008. In addition, effective March 30, 2008, the Company reduced the base salary of highly compensated title insurance employees. Employee separation costs included in salaries and other personnel costs for the current quarter totaled $1.4 million.

Agents retained $360.3 million of title premiums generated by agency operations for the three months ended March 31, 2008, which compares with $550.8 million for the same period of the prior year. The percentage of title premiums retained by agents was 79.8% for the three months ended March 31, 2008, down from 80.3% for the three months ended March 31, 2007. This change was primarily due to regional variances (i.e., the agency share or split varies from region to region and thus the geographical mix of agency revenues causes this variation and the reduction of certain agency relationships with unfavorable splits).

Other operating expenses for the title insurance and services segment were $242.7 million for the three months ended March 31, 2008, a decrease of $21.6 million, or 8.2%, when compared with the same period of the prior year. Excluding new acquisitions, other operating expenses decreased $23.6 million, or 8.9% for the three months ended March 31, 2008. This decrease was primarily due to a decline in title production costs associated with the decline in business volume, lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs.

The provision for title insurance policy losses as a percentage of title insurance operating revenues was 6.2% for the current quarter and 7.1% for the same period of the prior year. The current quarter rate reflects the expected claims experience for policy year 2008, with no reserve estimate adjustments required for prior policy years. The rate for the prior year reflected an expected claims rate of 6.4% for policy year 2007 and adverse development primarily for policy years 2006, 2005 and 2004.

Premium taxes were $10.8 million and $16.1 million for the three months ended March 31, 2008 and 2007, respectively. Premium taxes as a percentage operating revenues were 1.1% and 1.2% for the three month period and for the same period of the prior year, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.

Specialty Insurance

Operating revenues for the specialty insurance segment decreased $4.1 million, or 5.4% for the three months ended March 31, 2008, respectively, when compared with the same periods of the prior year. This decrease was primarily due to a decrease in property and casualty insurance revenues attributable primarily to a decline in volume.

Specialty insurance personnel and other operating expenses were $27.0 million for the three months March 31, 2008, a decrease of $1.3 million when compared with the same period of the prior year. This decrease reflected expense reduction in response to the decline in revenues.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 50.6% for the current three-month period and 48.3% for the same period of the prior year. This increase in rate was primarily due to an increase in the average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues increased to 59.7% for the current three-month period from 55.3% for the same period of the prior year, reflecting an increase in core or routine losses due to increasing frequency and severity.

Premium taxes were $1.1 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. Premium taxes as a percentage of operating revenues were 1.5% and 1.7% for the three month period and for the same period of the prior year, respectively.

INFORMATION SOLUTIONS

Information and Outsourcing Solutions

Operating revenues for the information and outsourcing solutions segment decreased 8.7% for the current quarter when compared with the same period of the prior year. This decrease primarily reflected a decline in volume at the tax service, flood certification and appraisal businesses, offset in part by an increase in production volume at the default-related business. These decreases were primarily due to the decline in mortgage originations and increases in the estimated servicing life of the tax service portfolio due to a slowdown in prepayment speeds, which resulted in the deferral of a larger portion of tax service fees the Company receives related to the portfolio of contracts the Company manages. Acquisition activity contributed $18.8 million of operating revenue for the information and outsourcing solutions segment for the quarter ended March 31, 2008.

Information and outsourcing solutions salaries and other personnel costs were $51.7 million for the three months ended March 31, 2008, a decrease of $6.5 million, or 11.1%, when compared with the same period of the prior year. Excluding acquisition activity, information and outsourcing solutions salaries and other personnel costs decreased $12.5 million, or 21.5%, in the current three-month period. These decreases were primarily due to general expense reductions in response to the decrease in business volume, a decrease in headcount from the previous year and continued offshoring initiatives, offset by increased expenses at the default-related businesses due to increased revenues at those entities due to the current market conditions.

Information and outsourcing solutions other operating expenses were $85.1 million for the three months ended March 31, 2008, a decrease of $8.7 million, or 9.3%, when compared with the same period of the prior year. Excluding acquisition activity, information and outsourcing solutions other operating expenses decreased $14.3 million, or 15.3%, in the current three-month period. These decreases were primarily due to general expense reductions in response to the decrease in business volume, primarily at the appraisal-related businesses, as well as the impact of management’s cost savings initiatives, offset by increased expenses at the default-related businesses due to increased revenues at those entities due to the current market conditions.

Most of the businesses included in the information and outsourcing solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decline. Revenues for the information and outsourcing solutions segment, like the title insurance and services segment, are primarily dependent on the level of real estate activity and the cost and availability of mortgage funds. Despite the decline in operating revenue for the quarter, the information and outsourcing solutions segment maintained a pre-tax margin of 25.8% in the first quarter of 2008, a relatively consistent margin compared to 22.4% in the first quarter of 2007. The margins benefited from cost reduction efforts as well as the strength of the segment’s relationships with large, national lenders that have maintained a level of lending activity in spite of the current market conditions.

Data and Analytic Solutions

Operating revenues for the data and analytic solutions segment decreased $5.8 million, or 3.8%, for the three months ended March 31, 2008, when compared with the same period of the prior year. This decrease was primarily due the effects of the continued slowdown in mortgage originations and the ongoing tightening of the credit markets which led to a decrease in mortgage securitization activity and therefore the demand for some of the mortgage analytic product offerings, offset by $3.9 million of revenues contributed by acquisition activity.

Data and analytic solutions salaries and other personnel costs were $77.1 million for the three months ended March 31, 2008, an increase of $3.1 million, or 4.2% when compared with the same period of the prior year. Excluding acquisition activity, data and analytic solutions salaries and other personnel costs increased $0.8 million, or 1.1%, for the current three-month period. Included in the current quarter was $1.3 million of severance expense associated with headcount reductions. The decrease, after consideration of the acquisition and severance activity, which in part was driven by a decrease in headcount from the previous year, was primarily due to the overall decline in business volumes.

Data and analytic solutions other operating expenses were $28.1 million for the three months ended March 31, 2008, a decrease of $2.4 million, or 7.8% when compared with the same period of the prior year. Excluding acquisition activity, data and analytics solutions other operating expenses decreased $4.3 million, or 14.4%, for the current three-month period. This decrease was primarily due to the overall decline in business volumes and the impact of cost savings initiatives implemented by management.

Most of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decrease. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity, but are less cyclical than title insurance and information and outsourcing solutions revenues as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margins for the first quarter of 2008 were 14.0%, relatively consistent with the 17.0% for the first quarter of 2007 (excluding the impact of the gain recognized in connection with the acquisition of CoreLogic Systems, Inc.). The lower revenues, combined with the high level of fixed costs, primarily drove the decrease year over year; the impact of these items was offset by the impact of the cost cutting initiatives implemented by management.

Risk Mitigation and Business Solutions

Risk mitigation and business solutions operating revenues decreased $10.8 million, or 5.0% for the three months ended March 31, 2008, when compared with the same period of the prior year. Acquisitions generated $1.0 million of operating revenues for the period and growth in the investigative and litigation support services contributed increases as well these increases were offset by the disposition of the USSEARCH.com business in the fourth quarter and a general downturn in demand for the credit-based products.

Risk mitigation and business solutions salaries and other personnel costs were $68.9 million for the three months ended March 31, 2008, a decrease of $5.1 million, or 6.9% when compared with the same period of the prior year. Acquisition activity contributed $0.4 million of costs; which were offset by a decrease in salaries and other personnel costs due to the reduction in production volumes in 2008, lower share-based compensation in 2008 and the $8.0 million of severance included in the 2007 results related to the resignation of the former chief executive officer.

Risk mitigation and business solutions other operating expenses were $101.7 million for the three months ended March 31, 2008, a decrease of $7.9 million, or 7.2% when compared with the same period of the prior year. Acquisition activity contributed $0.4 million of costs; which were offset by a decrease in other operating expenses of $8.3 million, or 7.6%, for the current three-month period. This decrease was primarily due to the reduction in production volumes in 2008, lower information technology costs and other expense reductions.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore are likely to decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Margins for the first quarter of 2008 were 10.9% compared to 9.2% in the same period in the prior year. Excluding the impact of the former chief executive officer’s severance, the margins were relatively consistent between the two periods.

Corporate expenses

Corporate expenses totaled $35.1 million for the three months ended March 31, 2008, a decrease of $18.1 million when compared with the same period of the prior year. This decrease was primarily due to headcount reductions, changes to technology initiatives, salary reductions and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company.

INVESTMENT AND OTHER INCOME

The components of investment and other income are as follows:

(in thousands)	March 31, 2008	March 31, 2007
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$15,687	$23,165
Debt securities	14,192	15,343
Other long-term investments	7,069	13,102
Loans receivable	2,154	2,012
Dividends on marketable equity securities	634	1,630
Equity in earnings of unconsolidated affiliates	15,263	11,164
Trust and banking activities	4,681	2,988
Other	9,675	2,583

	$69,355	$71,987

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $0 and $2.2 million for the periods ended March 31, 2008 and 2007, respectively. The amount for 2007 represents realized gains relating to the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation.

NET REALIZED INVESTMENT (LOSSES) GAINS

Net realized investment losses totaled $5.9 million for the period ended March 31, 2008 and gains of $62.5 million for the period ended March 31, 2007. The current year losses include a $2.8 million write-down of corporate assets and a $2.3 million loss at risk mitigation and business solutions related to certain discontinued operations. The prior year results include the 2007 realized gain resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc., which totaled $77.1 million before income taxes and minority interests, as well as realized investment losses of $4.4 million included in corporate expenses, $7.8 million at the title insurance and services segment and $4.9 million at the information and outsourcing segment related to the write-down of certain assets.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense) was 43.0% for the three months ended March 31, 2008, and 41.5% for the same period of the prior year.

MINORITY INTERESTS

Minority interest expense was $18.1 million and $37.2 million for the three months ended March 31, 2008 and 2007, respectively. Included in the amount for the quarter ended March 31, 2007 is $15.4 million related to the minority interest portion of the $77.1 million realized gain recognized by the Company’s joint venture with Experian Information Solutions, Inc.

NET INCOME

Net income for the three months ended March 31, 2008, was $29.3 million, or $0.32 per diluted share. Net income for the three months ended March 31, 2007, was $83.8 million, or $0.84 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $232.9 million for the three months ended March 31, 2008, and $301.6 million for the three months ended March 31, 2007. The decrease for the current year period was due primarily to net cash used in operations for the quarter, an increase in deposits with banks, purchases of debt securities, cash paid for acquisitions and capital expenditures. The uses were offset by a decrease in demand deposits. The decrease for the prior year period was primarily due to purchases of debt securities, cash paid for acquisitions, capital expenditures and the net change in demand deposits.

Notes and contracts payable as a percentage of total capitalization was 21.6% at March 31, 2008 and at December 31, 2007.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100.0 million of its Common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200.0 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500.0 million. Between inception of the plan and December 31, 2007, the Company had repurchased and retired 10.5 million of its Common shares for a total purchase price of $439.6 million. On January 15, 2008, the Company announced a further amendment to the share repurchase plan, increasing the amount of shares that may be repurchased by an additional $300.0 million for a total amount eligible to be repurchased of $800.0 million of which $360.4 million remains available. Between inception of the plan and March 31, 2008, the Company had repurchased and retired approximately 10.5 million of its Common shares for a total purchase price of $439.6 million. The Company has not repurchased stock in the current period.

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

There have been no material changes in the Company’s market risks since the filing of its Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $57.4 million at March 31, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at March 31, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

The Company has updated and restated the second and sixteenth risk factors set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

2. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome to conduct such operations

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state, local and foreign governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or in interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit the Company’s existing or future operations or make it more burdensome to conduct such operations. These changes may compel the Company to reduce its prices, may restrict the Company’s ability to implement price increases, may restrict the Company’s ability to acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on the Company’s ability to generate revenues and earnings.

16. A downgrade by rating agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by rating agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major rating agencies rates the Company’s title insurance operations. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. Accordingly, if the ratings or statutory surplus of the Company’s title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program announced by the Company on May 18, 2004. On May 19, 2005, the Company announced an amendment to this plan, which amendment increased the amount of shares that the Company may repurchase by $100 million. On June 26, 2006, the Company announced a further amendment to the plan, increasing the amount of shares available for repurchase under the plan by an additional $300 million. On January 15, 2008, the Company announced an additional increase in the authorized amount of $300 million. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. As of March 31, 2008, the Company repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1 to January 31, 2008	—	—	—	$360,369,939
February 1 to February 29, 2008	—	—	—	$360,369,939
March 1 to March 31, 2008	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Max O. Valdes
Max O. Valdes
Chief Financial Officer

Date: May 1, 2008

EXHIBIT INDEX

Exhibit No.	Description	Location
3(d)	Amended and Restated Bylaws, effective April 10, 2008.	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 14, 2008.

10(a)	Support Agreement, dated April 10, 2008, between The First American Corporation, Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I L.P., Highfields Capital II L.P. , and Highfields Capital III L.P.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 14, 2008.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.