Form 10-Q
period 2008-06-30
FIRST AMERICAN CORP
filed 2008-08-08
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

On August 6, 2008, there were 92,619,893 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THE ULTIMATE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION AND TAX FREE NATURE THEREOF; CONTRIBUTIONS TO PENSION AND 401(K) PLANS; PURCHASE ACCOUNTING ADJUSTMENTS FOR ACQUISITIONS AND FINAL PURCHASE PRICE ALLOCATIONS; THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS; CHANGES IN UNRECOGNIZED TAX POSITIONS; AND THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE AND OTHER FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” AND OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; SYSTEMS INTERRUPTIONS AND INTRUSIONS; THE COMPANY’S INABILITY TO REALIZE THE BENEFITS OF ITS OFFSHORE STRATEGY; PRODUCT MIGRATION; THE INABILITY TO CONSUMMATE THE SPIN-OFF TRANSACTION AS A RESULT OF, AMONG OTHER FACTORS, THE INABILITY TO OBTAIN NECESSARY REGULATORY APPROVALS OR THE FAILURE TO OBTAIN THE FINAL APPROVAL OF THE COMPANY’S BOARD OF DIRECTORS; THE INABILITY TO RECOGNIZE THE BENEFITS OF THE SPIN-OFF TRANSACTION AS A RESULT OF, AMONG OTHER FACTORS, UNEXPECTED CORPORATE OVERHEAD COSTS, UNFAVORABLE REACTION FROM CUSTOMERS, EMPLOYEES, RATINGS AGENCIES OR OTHER INTERESTED PERSONS, THE TRIGGERING OF RIGHTS AND OBLIGATIONS BY THE SPIN-OFF, ACCOMMODATIONS REQUIRED TO BE MADE TO OBTAIN CONSENTS OR WAIVERS OR THE INABILITY TO TRANSFER ASSETS INTO THE ENTITY BEING SPUN-OFF; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 AS UPDATED IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008, AND AS FURTHER UPDATED HEREIN. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$935,537	$1,162,569

Accounts and accrued income receivable, net	628,259	559,996

Income tax receivable	133,814	39,187
Investments:
Deposits with savings and loan associations and banks	389,570	198,055
Debt securities	1,453,190	1,368,212
Equity securities	139,369	147,102
Other long-term investments	416,092	457,764

	2,398,221	2,171,133

Loans receivable, net	123,175	116,751

Property and equipment, net	723,493	755,435

Title plants and other indexes	666,307	645,679

Deferred income taxes	41,145	23,274

Goodwill	2,634,018	2,567,340

Other intangible assets, net	324,037	346,207

Other assets	263,474	260,350

	$8,871,480	$8,647,921

Liabilities and Stockholders’ Equity
Demand deposits	$1,153,531	$743,685
Accounts payable and accrued liabilities	972,171	1,123,624
Deferred revenue	734,241	756,202
Reserve for known and incurred but not reported claims	1,338,250	1,357,632
Notes and contracts payable	920,341	906,046
Deferrable interest subordinated notes	100,000	100,000

	5,218,534	4,987,189

Minority interests in consolidated subsidiaries	677,160	675,907

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—92,594 and 91,830 shares	92,594	91,830
Additional paid-in capital	787,411	762,734
Retained earnings	2,214,257	2,205,994
Accumulated other comprehensive loss	(118,476)	(75,733)

	2,975,786	2,984,825

	$8,871,480	$8,647,921

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Operating revenues	$1,664,431	$2,081,934	$3,256,879	$4,064,424
Investment and other income	54,512	86,419	122,069	157,898
Gain on stock issued by a subsidiary	1,325	7,092	1,325	9,303
Net realized investment (losses) gains	(41,338)	(20,108)	(47,214)	42,401

	1,678,930	2,155,337	3,333,059	4,274,026

Expenses
Salaries and other personnel costs	562,900	675,708	1,140,514	1,323,004
Premiums retained by agents	372,945	528,573	734,175	1,080,768
Other operating expenses	478,980	545,450	928,619	1,050,848
Provision for policy losses and other claims	114,883	386,988	221,982	527,126
Depreciation and amortization	59,703	61,198	117,226	117,689
Premium taxes	12,270	17,910	24,286	35,396
Interest	13,640	19,470	33,074	38,737

	1,615,321	2,235,297	3,199,876	4,173,568

Income (loss) before income taxes and minority interests	63,609	(79,960)	133,183	100,458
Income taxes provision (benefit)	26,876	(39,765)	48,993	19,674

Income (loss) before minority interests	36,733	(40,195)	84,190	80,784
Minority interests	17,128	25,801	35,267	62,993

Net income (loss)	19,605	(65,996)	48,923	17,791

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on securities	(23,483)	(3,256)	(50,809)	753
Foreign currency translation adjustments	3,156	662	3,900	1,167
Minimum pension liability adjustment	2,083	4,404	4,166	4,404

	(18,244)	1,810	(42,743)	6,324

Comprehensive income (loss)	$1,361	$(64,186)	$6,180	$24,115

Net income (loss) per share (Note 8):
Basic	$.21	$(.68)	$.53	$.18

Diluted	$.21	$(.68)	$.53	$.18

Cash dividends per share	$.22	$.22	$.44	$.44

Weighted average number of shares (Note 8):
Basic	92,503	96,377	92,252	96,563

Diluted	93,205	96,377	92,951	98,384

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$48,923	$17,791
Adjustments to reconcile net income to cash (used for) provided by operating activities-
Provision for policy losses and other claims	221,982	527,126
Depreciation and amortization	117,226	117,689
Minority interests in net income	35,267	62,993
Net realized investment losses (gains)	45,889	(51,704)
Stock-based compensation expense	14,653	16,655
Other, net	(28,257)	(24,615)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(241,326)	(214,773)
Net change in income tax accounts	(85,065)	(175,727)
Increase in accounts and accrued income receivable	(66,633)	(71,797)
(Decrease) increase in accounts payable and accrued liabilities	(121,627)	51,448
Decrease in deferred revenue	(21,962)	(19,160)
Other, net	(2,192)	(24,128)

Cash (used for) provided by operating activities	(83,122)	211,798

Cash flows from investing activities:
Net cash effect of company acquisitions and dispositions	(110,410)	(213,444)
Net increase in deposits with banks	(191,515)	(11,398)
Increase in loans receivable	(6,424)	(13,106)
Purchases of debt and equity securities	(414,121)	(297,914)
Proceeds from sales of debt and equity securities	131,018	102,681
Proceeds from maturities of debt securities	126,560	115,656
Net decrease in other investments	21,905	45,500
Capital expenditures	(77,455)	(122,432)
Purchases of capitalized data	(16,267)	(12,719)
Proceeds from sale of property and equipment	12,650	22,645

Cash used for investing activities	(524,059)	(384,531)

Cash flows from financing activities:
Net change in demand deposits	409,846	(57,051)
Proceeds from issuance of debt	214,888	205,440
Repayment of debt	(198,790)	(185,343)
Repurchase of company stock	—	(113,658)
Proceeds from exercise of stock options	12,569	33,869
Proceeds from the issuance of stock to employee benefit plans	4,005	4,963
Excess tax benefits from stock-based compensation	491	6,348
Contributions from minority shareholders	—	15,637
Distributions to minority shareholders	(22,368)	(38,727)
Cash dividends	(40,492)	(38,659)

Cash provided by (used for) financing activities	380,149	(167,181)

Net decrease in cash and cash equivalents	(227,032)	(339,914)
Cash and cash equivalents—Beginning of year	1,162,569	1,404,884

—End of the period	$935,537	$1,064,970

Supplemental information:
Cash paid during the period for:
Interest	$34,979	$39,323
Premium taxes	$33,043	$41,364
Income taxes	$122,041	$107,881
Noncash investing and financing activities:
Liabilities incurred in connection with company acquisitions	$1,049	$128,552

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2007	91,830	$91,830	$762,734	$2,205,994	$(75,733)	$2,984,825
Net income for six months ended June 30, 2008				48,923		48,923
Dividends on common shares				(40,660)		(40,660)
Shares issued in connection with option, benefit and savings plans	764	764	15,810			16,574
Share-based compensation			8,867			8,867
Other comprehensive loss					(42,743)	(42,743)

Balance at June 30, 2008	92,594	$92,594	$787,411	$2,214,257	$(118,476)	$2,975,786

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. See Note 5 for the interim disclosures required by SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not apply SFAS 159 to any assets or liabilities and, therefore, the adoption has had no effect on its consolidated financial statements.

Note 2 – Spin-off

On January 15, 2008, the Company announced its intention to separate its financial services companies from the information solutions companies via a spin-off transaction, resulting in two separate publicly traded entities.

The Company continues to proceed with preparations for the anticipated separation. However, because of negative trends and continued uncertainty in the real estate and mortgage credit markets and the Company’s desire to focus on responding to these conditions, among other factors, the Company’s Board of Directors determined on July 30, 2008, to delay the consummation of the transaction. While there has been no change to the intention to separate the Company’s financial services businesses from its information solutions businesses, the Company intends to monitor market conditions continuously and consummate the transaction when such conditions warrant it.

The transaction remains subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the Securities and Exchange Commission, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

Note 3 – Statutory Surplus

During the quarter, the Company transferred $200.5 million to its title insurance subsidiary, First American Title Insurance Company (“FATICO”). The transfer consisted of cash totaling $166.8 million, marketable securities held in the investment portfolio of the Company with a value on the contribution date of $13.7 million and a secured note of the Company of $20.0 million. To partially fund the cash portion of the transfer, the Company borrowed $70.0 million on its credit facility during the second quarter of 2008 and an additional $70.0 million during the third quarter of 2008. At June 30, 2008, FATICO maintained statutory capital and surplus of approximately $580 million.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 4 – Escrow and Trust Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $5.1 billion at June 30, 2008, and December 31, 2007, of which $1.1 billion and $679.7 million, respectively, were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying condensed consolidated balance sheets, with $238.5 million included in cash and cash equivalents and $841.6 million in debt and equity securities at June 30, 2008 and $679.7 million included in debt securities at December 31, 2007, with offsetting liabilities included in demand deposits.

The remaining escrow deposits were held at third party financial institutions. Trust deposits totaled $3.9 billion and $3.7 billion at June 30, 2008 and December 31, 2007, respectively. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these assets.

Note 5 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
June 30, 2008
U.S. Treasury securities	$222,615	$3,518	$(584)	$225,549
Corporate securities	173,794	2,730	(3,402)	173,122
Obligations of states and political subdivisions	133,431	1,213	(612)	134,032
Mortgage-backed securities	950,228	607	(30,348)	920,487

	$1,480,068	$8,068	$(34,946)	$1,453,190

December 31, 2007
U.S. Treasury securities	$201,626	$2,915	$(335)	$204,206
Corporate securities	207,074	3,573	(1,675)	208,972
Obligations of states and political subdivisions	141,341	1,499	(508)	142,332
Mortgage-backed securities	821,284	1,005	(9,587)	812,702

	$1,371,325	$8,992	$(12,105)	$1,368,212

The cost and estimated fair value of investments in equity securities are as follows:

	Cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
June 30, 2008
Preferred stocks	$52,715	$57	$(2,762)	$50,010
Common stocks	140,666	4,288	(55,595)	89,359

	$193,381	$4,345	$(58,357)	$139,369

December 31, 2007
Preferred stocks	$6,600	$138	$(894)	$5,844
Common stocks	78,172	66,917	(3,831)	141,258

	$84,772	$67,055	$(4,725)	$147,102

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices. Sales of debt and equity securities resulted in gross realized gains of $2.7 million and $0.4 million and gross realized losses of $0.7 million and $39 thousand for the three months ended June 30, 2008 and 2007, respectively. Sales of debt and equity securities resulted in gross realized gains of $4.7 million and $1.4 million and gross realized losses of $2.1 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company had the following gross unrealized losses as of June 30, 2008 and December 31, 2007:

	12 months or less		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2008
Debt securities
U.S. Treasury securities	$20,082	$149	$31,238	$435	$51,320	$584
Corporate securities	14,257	898	77,424	2,504	91,681	3,402
Obligations of states and political subdivisions	5,251	15	35,607	597	40,858	612
Mortgage-backed securities	29,306	1,086	721,862	29,262	751,168	30,348

Total debt securities	68,896	2,148	866,131	32,798	935,027	34,946
Equity securities	70,013	51,307	52,045	7,050	122,058	58,357

Total	$138,909	$53,455	$918,176	$39,848	$1,057,085	$93,303

December 31, 2007
Debt securities
U.S. Treasury securities	$6,622	$25	$28,022	$310	$34,644	$335
Corporate securities	16,075	325	79,288	1,350	95,363	1,675
Obligations of states and political subdivisions	12,672	47	39,256	461	51,928	508
Mortgage-backed securities	11,849	447	633,699	9,140	645,548	9,587

Total debt securities	47,218	844	780,265	11,261	827,483	12,105
Equity securities	4,673	862	22,301	3,863	26,974	4,725

Total	$51,891	$1,706	$802,566	$15,124	$854,457	$16,830

Management has determined that the unrealized losses from debt and equity securities at June 30, 2008 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

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

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, foreign governments bonds, and municipal bonds. When the value from an independent pricing service is utilized, management obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent current values.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at June 30, 2008. These securities were classified as Level 2 at June 30, 2008 because the third party pricing service use valuation models which use observable market inputs in addition to traded prices.

Assets measured at fair value on a recurring basis as of June 30, 2008:

	Carrying Balance as of June 30, 2008	Level 1	Level 2
	(in thousands)
Debt securities
U.S. Treasury securities	$225,549	$—	$225,549
Corporate securities	173,122	—	173,122
Obligations of states and political subdivisions	134,032	—	134,032
Mortgage-backed securities	920,487	—	920,487

	1,453,190	—	1,453,190

Equity securities
Preferred stocks	50,010	50,010	—
Common stocks	89,359	89,359	—

	139,369	139,369	—

	$1,592,559	$139,369	$1,453,190

Note 6 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2008, is as follows:

(in thousands)	Balance as of December 31, 2007	Acquisitions	Dispositions	Post Acquisition Adjustments	Balance as of June 30, 2008
Financial Services:
Title Insurance and Services	$716,976	$712	$(6,025)	$(6,571)	$705,092
Specialty Insurance	39,959	4,531	—	—	44,490
Information Solutions:
Information and Outsourcing Solutions	650,968	—	—	(2,339)	648,629
Data and Analytic Solutions	446,968	16,443	—	758	464,169
Risk Mitigation and Business Solutions	712,469	21,632	—	37,537	771,638

	$2,567,340	$43,318	$(6,025)	$29,385	$2,634,018

The Company’s reporting units, for purposes of applying the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, loan servicing solutions, default servicing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services.

The Company tests goodwill for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS 142. There have been no impairments of goodwill during the six months ending June 30, 2008. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2008	December 31, 2007
Covenants not to compete	$62,498	$66,254
Customer lists	360,112	363,934
Trademarks and licenses	60,924	58,054

	483,534	488,242
Accumulated amortization	(159,497)	(142,035)

	$324,037	$346,207

Amortization expense for other intangible assets, with definite lives ranging from two to twenty years, was $12.9 million and $25.3 million for the three and six months ended June 30, 2008 and $13.1 million and $25.6 million for the three and six months ended June 30, 2007, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2008	$24,794
2009	$46,392
2010	$43,449
2011	$39,357
2012	$35,749

Note 8 – Earnings Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income (loss)—numerator for basic net income (loss) per share	$19,605	$(65,996)	$48,923	$17,791
Effect of dilutive securities
Convertible debt—interest expense (net of tax)	6	—	17	49
Subsidiary potential dilutive shares	(28)	—	(25)	(176)

Net income (loss)—numerator for dilutive net (loss) income per share	$19,583	$(65,996)	$48,915	$17,664

Denominator:
Weighted average shares-denominator for basic net income per share	92,503	96,377	92,252	96,563
Effect of dilutive securities:
Employee stock options and restricted stock units	680	—	670	1,736
Convertible debt	22	—	29	85

Denominator for diluted net income (loss) per share	93,205	96,377	92,951	98,384

Basic net income (loss) per share	$.21	$(.68)	$.53	$.18

Diluted net income (loss) per share	$.21	$(.68)	$.53	$.18

For the three and six months ended June 30, 2008, 1.8 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months ended June 30, 2007, 1.7 million potential dilutive shares of common stock (representing all potential dilutive shares) were excluded due to the net loss for the period. For the six months ended June 30, 2007, there were no antidilutive stock options that were excluded from the computation of diluted earnings per share.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 9 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans (the Plans) includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Expense:
Service Cost	$1,900	$2,849	$3,799	$5,697
Interest Cost	8,425	8,310	16,851	16,620
Expected return on plan assets	(6,229)	(5,575)	(12,458)	(11,150)
Amortization of prior service cost (benefit)	(323)	10	(646)	20
Amortization of net loss	3,527	4,447	7,054	8,894

	$7,300	$10,041	$14,600	$20,081

The Company has contributed $13.5 million in cash to the Plans for the six months ended June 30, 2008, and expects to contribute an additional $13.1 million in cash during the remainder of 2008. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

The Company did not make any contributions to the First American 401(k) plan during the first six months of 2008. The Company anticipates contributing $34.0 million to the 401(k) plan in the third quarter of 2008. The Company contributed $35.9 million to the First American 401(k) plan during the first six months of 2007.

Note 10 – Share-Based Compensation

The Company currently utilizes restricted stock units (RSUs) as its share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. RSUs receive dividend equivalents that are reinvested in RSUs having the same vesting requirements as the RSUs initially granted.

The following table illustrates the share-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Stock options	$178	$1,852	$682	$3,968
Restricted stock units	3,345	1,662	7,478	2,910
Employee stock purchase plan	282	383	707	874

	$3,805	$3,897	$8,867	$7,752

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s publicly traded subsidiary, First Advantage Corporation of $2.8 million and $5.2 million for the three and six months ending as of June 30, 2008, respectively, and $2.8 million and $8.9 million for the three and six months ending as of June 30, 2007. In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $0.3 million and $0.6 million for three and six months ended as of June 30, 2008.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Restricted stock unit activity for the six months ended June 30, 2008, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Nonvested restricted stock units at December 31, 2007	352	$47.03
Granted during 2008	710	$34.24
Vested during 2008	74	$47.27
Forfeited during 2008	9	$39.38

Nonvested restricted stock units at June 30, 2008	979	$37.81

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2007	4,118	$30.23
Exercised during 2008	517	$23.97
Forfeited during 2008	155	$41.17

Balance at June 30, 2008	3,446	$30.68	5.3	$9,509

Vested and expected to vest at June 30, 2008	3,416	$30.57	5.3	$9,509

Exercisable at June 30, 2008	2,513	$27.37	4.7	$9,505

Note 11 – Business Combinations

During the six months ended June 30, 2008, the Company completed one acquisition. This acquisition was not material and was included in the Company’s risk mitigation and business solutions segment. The purchase price for the acquisition was $16.3 million in cash and was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the acquisition, the Company recorded approximately $13.1 million of goodwill and $2.1 million of intangible assets with finite lives.

In addition, during the six months ended June 30, 2008, the Company purchased minority interests in five companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $65.2 million in cash. As a result of these five transactions, the Company recorded approximately $30.2 million of goodwill.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, June 30, 2008.

Note 12 – Segment Information

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

The Company now presents two business groups with the following five business segments:

Financial Services Group

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

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, asset valuation and management services, default management services, and loan administration and production services. In October 2007, the information and outsourcing solutions segment completed its acquisition of Proxix Solutions, Inc., a company that builds and maintains proprietary software and geospatial databases to support fully integrated geospatial solutions to a wide-range of industries including the property and casualty insurance industry.

•

Data and Analytic Solutions: The Company’s data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database management and automated appraisal services. This segment’s product offerings also include management of databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies, technology solutions for real estate brokers and agents and title-related products for second lien and home equity loans.

•

Risk Mitigation and Business Solutions: The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ Global Market under the ticker symbol “FADV”. First Advantage’s product offerings include credit reporting, employment screening and related hiring solutions, resident screening services, corporate litigation and investigative services, credit automation and lead generation for automobile dealers and lenders and a wide-range of data information offerings. First Advantage operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services.

Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,078,926	$1,064	$20,558	$9,431
Specialty Insurance	76,537	8,685	819	1,927

	1,155,463	9,749	21,377	11,358

Information Solutions:
Information and Outsourcing Solutions	193,568	42,817	6,079	5,877
Data and Analytic Solutions	158,520	24,911	17,008	7,701
Risk Mitigation and Business Solutions	196,645	20,950	11,341	7,874

	548,733	88,678	34,428	21,452

	1,704,196	98,427	55,805	32,810
Corporate	(542)	(34,818)	3,898	814
Eliminations	(24,724)	—	—	—

	$1,678,930	$63,609	$59,703	$33,624

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

For the three months ended June 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,501,910	$(156,164)	$22,845	$24,335
Specialty Insurance	82,232	13,523	438	1,204

	1,584,142	(142,641)	23,283	25,539

Information Solutions:
Information and Outsourcing Solutions	215,981	47,631	5,302	2,080
Data and Analytic Solutions	170,731	30,827	17,128	19,082
Risk Mitigation and Business Solutions	221,901	32,162	10,736	11,169

	608,613	110,620	33,166	32,331

	2,192,755	(32,021)	56,449	57,870
Corporate	(8,382)	(47,939)	4,749	2,870
Eliminations	(29,036)	—	—	—

	$2,155,337	$(79,960)	$61,198	$60,740

For the six months ended June 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,126,869	$4,009	$39,254	$23,059
Specialty Insurance	152,618	17,175	1,450	4,100

	2,279,487	21,184	40,704	27,159

Information Solutions:
Information and Outsourcing Solutions	389,749	93,367	11,883	11,269
Data and Analytic Solutions	315,033	47,273	35,100	18,410
Risk Mitigation and Business Solutions	400,264	43,088	21,786	18,762

	1,105,046	183,728	68,769	48,441

	3,384,533	204,912	109,473	75,600
Corporate	(2,634)	(71,729)	7,753	1,855
Eliminations	(48,840)	—	—	—

	$3,333,059	$133,183	$117,226	$77,455

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

For the six months ended June 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,917,713	$(102,932)	$42,389	$40,974
Specialty Insurance	162,868	25,488	889	2,680

	3,080,581	(77,444)	43,278	43,654

Information Solutions:
Information and Outsourcing Solutions	422,580	93,860	10,700	4,977
Data and Analytic Solutions	405,591	134,935	33,499	46,995
Risk Mitigation and Business Solutions	439,098	52,067	21,180	20,578

	1,267,269	280,862	65,379	72,550

	4,347,850	203,418	108,657	116,204
Corporate	(17,905)	(102,960)	9,032	6,228
Eliminations	(55,919)	—	—	—

	$4,274,026	$100,458	$117,689	$122,432

Note 13 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $63.7 million at June 30, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at June 30, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In November 2007, the New York Attorney General (NYAG) filed a lawsuit challenging an appraisal program in which a subsidiary of the Company participated. Since that time, the NYAG publicly announced the initiation of inquiries into the practices of several other participants in the mortgage lending market as well as the practices of participants in the mortgage securitization market, including the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae). In connection with these inquiries, Freddie Mac and Fannie Mae agreed to adopt a Home Valuation Code of Conduct (Code of Conduct) and agreed to refrain from purchasing certain loans from lenders refusing to abide by that code. The Code of Conduct provides, among other matters, that in underwriting a loan a lender shall not utilize an appraisal report prepared by an appraiser employed by a lender, an affiliate of a lender, an entity that is owned in whole or in part by a lender, a real estate settlement services provider or an entity that is owned in whole or in part by a settlement services provider. Certain of the Company’s appraisal operations may fall into one or more of these categories.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Code of Conduct was subject to a comment period, which ended on April 30, 2008. A number of federal regulators have also objected to certain aspects of the Code of Conduct. It is not clear what impact, if any, the comments and objections will have on the Code of Conduct. While the Company does not believe that the lawsuit filed by the NYAG will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, given the outstanding comments and objections, it is unable to determine at this time the effect of the Code of Conduct.

The Company also is involved in numerous ongoing routine legal and regulatory proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

Note 14 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported title claims and non-title claims, follows:

(in thousands except percentages)	As of June 30, 2008		As of December 31, 2007
Known title claims	$223,756	16.7%	$188,210	13.9%
IBNR	1,042,805	77.9%	1,096,230	80.7%

Total title claims	1,266,561	94.6%	1,284,440	94.6%
Non-title claims	71,689	5.4%	73,192	5.4%

Total loss reserves	$1,338,250	100.0%	$1,357,632	100.0%

Note 15 – Income Taxes

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

As of June 30, 2008, the liability for income taxes associated with uncertain tax positions was $36.2 million. This liability can be reduced by $4.7 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $31.5 million, if recognized, would favorably affect the company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2008, the Company had accrued $11.5 million of interest (net of tax benefit) related to uncertain tax positions.

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

The effective income tax rate (income tax expense as a percentage of pretax income before minority interest expense) was 36.8% for the six months ended June 30, 2008, and 19.6% for the same period of the prior year. The increase in the effective rate was primarily attributable to the impact of the title claims strengthening provision recorded in the second quarter of 2007 had on the state effective income tax rate in the prior year, changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized for the six months ended June 30, 2008, relating to FIN 48. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 16 – Stockholders’ Equity

On May 18, 2004, the Company announced a share repurchase program, which program was amended to add additional authorized amounts thereunder on May 19, 2005, June 26, 2006, and January 15, 2008. The total amount authorized under the program, as amended, is $800.0 million, of which $360.4 million remains available.

Note 17 – Recent Accounting Pronouncements

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

Note 18 – Subsequent Event

Subsequent to June 30, 2008, management became aware of certain facts related to the realizability of an investment held by FATICO that management had been assessing quarterly for potential impairment during 2008. Those facts included information on deterioration in the financial condition of the investee and closure of the majority of the investee’s operations. Management has concluded that the investee likely will not be able to continue as a going concern and therefore that the $37.3 million investment balance is permanently impaired. Based on the manner in which this investment was valued for statutory accounting purposes, the investment loss will not have any impact on FATICO’s statutory capital and surplus.

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

OVERVIEW

This Management’s Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of acquisitions and other non-recurring items that are not presented in accordance with generally accepted accounting principles (GAAP). The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of the Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods and relative to the Company’s competitors. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

On January 15, 2008, the Company announced its intention to separate its financial services companies from the information solutions companies via a spin-off transaction, resulting in two separate publicly traded entities.

The Company continues to proceed with preparations for the anticipated separation. However, because of negative trends and continued uncertainty in the real estate and mortgage credit markets and the Company’s desire to focus on responding to these conditions, among other factors, the Company’s Board of Directors determined on July 30, 2008, to delay the consummation of the transaction. While there has been no change to the intention to separate the Company’s financial services businesses from its information solutions businesses, the Company intends to monitor market conditions continuously and consummate the transaction when such conditions warrant it.

The transaction remains subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the Securities and Exchange Commission, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

Effective January 1, 2008, the Company reorganized its two business groups and underlying segments to reflect how the assets and operations will be divided and managed when the previously announced spin-off is consummated. The segment presentation below reflects this reorganization. All previously reported segment information has been restated to conform to this presentation.

The Company now presents two business groups with the following five business segments:

Financial Services Group

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

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, asset valuation and management services, default management services, and loan administration and production services. In October 2007, the information and outsourcing solutions segment completed its acquisition of Proxix Solutions, Inc., a company that builds and maintains proprietary software and geospatial databases to support fully integrated geospatial solutions to a wide-range of industries including the property and casualty insurance industry.

•

Data and Analytic Solutions: The Company’s data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database management and automated appraisal services. This segment’s product offerings also include management of databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies, technology solutions for real estate brokers and agents and title-related products for second lien and home equity loans.

•

Risk Mitigation and Business Solutions: The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ Global Market under the ticker symbol “FADV”. First Advantage’s product offerings include credit reporting, employment screening and related hiring solutions, resident screening services, corporate litigation and investigative services, credit automation and lead generation for automobile dealers and lenders and a wide-range of data information offerings. First Advantage operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services.

Summary

Mortgage originations decreased in the second quarter of 2008 when compared with the same period of the prior year according to the Mortgage Bankers Association’s (MBA Forecast) July 10, 2008, Long-term Mortgage Finance Forecast.

This decrease in mortgage originations was primarily due to a continued softening in the purchase market. According to the MBA Forecast, the dollar amount of refinance originations and purchase originations decreased 14.5% and 35.9%, respectively, in the second quarter of 2008 when compared with the same quarter of the prior year. The overall decline in mortgage originations, as well as declining home values, impacted the Company’s Financial Services group, which experienced a 23.8% and 24.4% drop in operating revenues in the second quarter 2008 and the first six months of 2008, respectively, when compared with the same periods of the prior year. The Information Solutions group was also impacted by the decline in mortgage originations as well as economic difficulties experienced by its customers. Offsetting the impact of these factors were growth in default-related revenues, data and analytic sales to members of the investment community, market share growth at the group’s larger mortgage banking customers and the relatively consistent revenues generated by subscription-based revenue, resulting in operating revenues for the Information Solutions group declining 10.3% and 8.0% in the second quarter 2008 and the first six months of 2008, respectively.

Declines in real estate prices and transactions, as well as tightening of mortgage credit and decreases in general economic conditions continue to impact the demand for many of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers in many of the segments in which the Company operates; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity.

Operating revenues for the three and six months ended June 30, 2008 were $1.66 billion and $3.26 billion, respectively. Operating revenues for the three and six months ended June 30, 2007 were $2.08 billion and $4.06 billion, respectively. Net income for the three and six months ended June 30, 2008 was $19.6 million, or $0.21 per diluted share, and $48.9 million, or $0.53 per diluted share, respectively including a pre-tax $37.3 million investment impairment loss and pre-tax $6.1 million litigation reserve in the current quarter. Net loss for the three months ended June 30, 2007 was $66.0 million, or $0.68 per diluted share and net income for the six months ended June 30, 2007, was $17.8 million, or $0.18 per diluted share.

OPERATING REVENUES AND INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS

Set forth below is a summary of operating revenues for each of the Company’s segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands except percentages)	2008	2007	% Change	2008	2007	% Change
Financial Services:
Title Insurance:
Direct operations	$612,931	$782,453	(21.7)	$1,165,765	$1,457,123	(20.0)
Agency operations	469,448	655,876	(28.4)	921,035	1,341,495	(31.3)

	1,082,379	1,438,329	(24.7)	2,086,800	2,798,618	(25.4)
Specialty Insurance	72,573	77,303	(6.1)	144,180	152,960	(5.7)

	1,154,952	1,515,632	(23.8)	2,230,980	2,951,578	(24.4)

Information Solutions:
Information and Outsourcing Solutions	180,322	206,874	(12.8)	361,664	405,491	(10.8)
Data and Analytic Solutions	157,740	169,392	(6.9)	312,520	330,324	(5.4)
Risk Mitigation and Business Solutions	196,141	219,072	(10.5)	400,555	432,950	(7.5)

	534,203	595,338	(10.3)	1,074,739	1,168,765	(8.0)

Eliminations	(24,724)	(29,036)	14.9	(48,840)	(55,919)	12.7

Total	$1,664,431	$2,081,934	(20.1)	$3,256,879	$4,064,424	(19.9)

Set forth below is a summary of income (loss) before income taxes and minority interests for each of the Company’s segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands except percentages)	2008	2007	% Change	2008	2007	% Change
Financial Services:
Title Insurance	$1,064	$(156,164)	100.7	$4,009	$(102,932)	103.9
Specialty Insurance	8,685	13,523	(35.8)	17,175	25,488	(32.6)

	9,749	(142,641)	106.8	21,184	(77,444)	127.4

Information Solutions:
Information and Outsourcing Solutions	42,817	47,631	(10.1)	93,367	93,860	(0.5)
Data and Analytic Solutions	24,911	30,827	(19.2)	47,273	134,935	(65.0)
Risk Mitigation and Business Solutions	20,950	32,162	(34.9)	43,088	52,067	(17.2)

	88,678	110,620	(19.8)	183,728	280,862	(34.6)

Total before corporate expenses	98,427	(32,021)	407.4	204,912	203,418	0.7
Corporate expenses	(34,818)	(47,939)	27.4	(71,729)	(102,960)	30.3

Total	$63,609	$(79,960)	179.6	$133,183	$100,458	32.6

FINANCIAL SERVICES GROUP

Title Insurance and Services

Operating revenues from direct title operations decreased 21.7% and 20.0% for the three and six months ended June 30, 2008, when compared with the same periods of the prior year. These decreases were due to a decline in the number of title orders closed by the Company’s direct operations and in the average revenues per order closed. The Company’s direct operations closed 401,200 and 790,800 title orders during the current three and six month periods, respectively, decreases of 16.9% and 16.0% when compared with 482,900 and 941,800 title orders closed during the respective periods of the prior year. These decreases primarily reflected the decline in mortgage originations. The average revenues per order closed were $1,528 and $1,474 for the three and six months ended June 30, 2008, respectively, decreases of 5.7% and 4.7% when compared with $1,620 and $1,547 for the respective periods of the prior year. These decreases were primarily due to a decline in home values and the shift in the composition of new mortgage loans to include more conforming loans and fewer jumbo loans. Also contributing to the decreases in the average revenues per order closed was the increased mix of lower-premium refinance transactions and a decrease in higher-premium resale activity.

Operating revenues from agency operations decreased 28.4% and 31.3% for the three and six months ended June 30, 2008, when compared with the same periods of the prior year. These decreases were primarily due to the same factors impacting direct operations and the cancellation of certain agency relationships. Management is continuing to analyze the terms and profitability of its title agent relationships and is working to amend agent agreements to the extent possible. Amendments being sought include, among others, changing the percentage of premium retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, management may elect to terminate certain agreements.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $1.7 million and $7.0 million for the three and six months ended June 30, 2008, respectively.

Salaries and other personnel costs for the title insurance segment were $338.6 million and $680.6 million for the three and six months ended June 30, 2008, respectively, decreases of $106.9 million, or 24.0%, and $172.7 million, or 20.2%, for the three and six months ended June 30, 2008, when compared with the respective periods of the prior year. The Company has reduced staff by approximately 4,600 since the end of the first quarter 2007, including approximately 1,000 reductions in the first quarter of 2008 and 700 in the second quarter 2008. In addition, effective March 30, 2008, the Company temporarily reduced the base salary of highly compensated title insurance employees. Acquisitions contributed $1.0 million and $5.5 million to salaries and other personnel costs for the three and six months ended June 30, 2008. The decreases in salaries and other personnel costs when compared with the same periods of the prior year were primarily due to headcount reductions, salary reductions and the modification of bonus programs as well as the impact of other corporate-wide cost savings initiatives. Also contributing to the decreases were reductions in employee benefits expense primarily due to a decrease in the Company’s expected profit driven 401(k) match. Employee separation costs included in salaries and other personnel costs for the current three and six-month periods totaled $6.2 million and $7.6 million, respectively.

Agents retained $372.1 million and $732.4 million of title premiums generated by agency operations for the three and six months ended June 30, 2008, which compares with $527.6 million and $1.1 billion for the same periods of the prior year. The percentage of title premiums retained by agents was 79.3% and 79.5% for the three and six months ended June 30, 2008, down from 80.4% for the same periods of the prior year. This change was primarily due to the cancellation and/or modification of certain agency relationships with unfavorable splits, as well as regional variances (i.e., the agency share or split varies from region to region and thus the geographical mix of agency revenues causes this variation).

Other operating expenses for the title insurance and services segment were $266.8 million and $509.6 million for the three and six months ended June 30, 2008, respectively, decreases of $29.4 million, or 9.9%, and $50.9 million, or 9.1%, when compared with the same periods of the prior year. Acquisitions contributed $0.5 million and $2.6 million to other operating expenses for the three and six months ended June 30, 2008, respectively. The decreases in other operating expenses when compared with the same periods of the prior year were primarily due to a decline in title production costs associated with the decline in business volume, lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs offset by a litigation reserve in the current quarter of $6.1 million.

The provision for title insurance policy losses were $67.1 million and $129.4 million for the three and six months ended June 30, 2008, respectively, decreases of $274.0 million, or 80.3%, and $308.0 million, or 70.4%, when compared with the same periods of the prior year. The provision for title insurance policy losses as a percentage of title insurance operating revenues was 6.2% for the current six-month period and 15.6% for the same period of the prior year. The current period rate reflects the expected claims experience for policy year 2008, with minor reserve estimate adjustments required for prior policy years. The rate for the first six months of 2007 reflected an expected claims rate of 6.4% for policy year 2007 and adverse development primarily for policy years 2006, 2005 and 2004.

Premium taxes were $21.8 million and $32.6 million for the six months ended June 30, 2008 and 2007, respectively. Premium taxes as a percentage of operating revenues were 1.0% and 1.2% for the current six-month period and for the same period of the prior year, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the current three and six-month periods of 2008 were 0.1% and 0.2%, respectively. Pre-tax margins for the current three and six-month periods of 2008 were 3.4% and 1.9%, respectively, when excluding the current quarter impact of the $37.3 million investment impairment loss, improvements from pretax losses reported for the comparable periods of the prior year. These improvements reflected stable claims development and successful cost containment programs, coupled with the relative strong performance of the Company’s international title operations.

Specialty Insurance

Operating revenues for the specialty insurance segment decreased $4.7 million, or 6.1% and $8.8 million, or 5.7%, for the three and six months ended June 30, 2008, respectively, when compared with the same periods of the prior year. This decrease was primarily due to a decrease in property and casualty insurance revenues attributable primarily to a decline in volume.

Specialty insurance personnel and other operating expenses were $27.6 million and $54.6 million for the three and six months ended June 30, 2008, relatively unchanged when compared with the same periods of the prior year.

The provision for home warranty claims were $25.4 million and $46.8 million for the three and six months ended June 30, 2008, respectively, which are relatively consistent when compared with the same periods of the prior year. For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 54.4% for the current six-month period and 51.4% for the same period of the prior year. This increase in rate was primarily due to an increase in the average cost per claim. The provision for property and casualty claims were $12.9 million and $30.5 million for the three and six months ended June 30, 2008, respectively, decreases of $2.2 million, or 14.5%, and $1.4 million, or 4.4%, when compared with the same periods of the prior year. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues increased to 52.4% for the current six-month period from 52.0% for the same period of the prior year.

Premium taxes were $2.2 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively. Premium taxes as a percentage of operating revenues were 1.5% and 1.6% for the six-month period and for the same period of the prior year, respectively.

Most of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for both the current three and six-month periods of 2008 were 11.3%, down from 16.4% and 15.6% for the comparable periods of the prior year. These decreases primarily reflected increased claims activity.

INFORMATION SOLUTIONS

Information and Outsourcing Solutions

Operating revenues for the information and outsourcing solutions segment decreased $26.6 million, or 12.8% and $43.8 million, or 10.8% for the three and six months ended June 30, 2008, respectively, when compared with the same periods of the prior year. These decreases primarily reflected a decline in volume at the tax service, flood certification and traditional appraisal businesses due to the decline in mortgage originations, offset in part by an increase in production volume for default services and default-related valuation products due to an increase in default and foreclosure activity. Acquisition activity contributed $1.0 million and $3.9 million of operating revenue for the information and outsourcing solutions segment for the three and six months ended June 30, 2008.

Information and outsourcing solutions salaries and other personnel costs were $49.1 million and $100.7 million for the three and six months ended June 30, 2008, decreases of $7.7 million, or 13.5%, and $14.2 million, or 12.3%, when compared with the same periods of the prior year. Excluding acquisition activity, information and outsourcing solutions salaries and other personnel costs decreased $8.5 million, or 15.0%, and $15.7 million, or 13.8%, in the current three and six-month periods. These decreases were primarily due to general expense reductions in response to the decrease in business volume, a decrease in domestic headcount from the previous year, offset by increased expenses at the default-related businesses due to increased revenues at those entities due to the current market conditions.

Information and outsourcing solutions other operating expenses were $91.1 million and $176.2 million for the three and six months ended June 30, 2008, a decrease of $12.3 million, or 11.9%, and $20.9 million, or 10.6%, when compared with the same periods of the prior year. Excluding acquisition activity, information and outsourcing solutions other operating expenses decreased $12.9 million, or 12.5%, and $22.5 million, or 11.4%, in the current three and six-month periods. These decreases were primarily due to general expense reductions in response to the decrease in business volume, primarily at the tax servicing, flood and appraisal-related businesses, as well as the impact of management’s cost savings initiatives, offset by increased expenses at the default-related businesses due to increased revenues at those entities resulting from the current market conditions.

Most of the businesses included in the information and outsourcing solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decline. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. Despite the decline in operating revenue for the quarter, the information and outsourcing solutions segment maintained pre-tax margins for the current three and six-month periods of 2008 of 22.1% and 24.0%, respectively, relatively consistent with the 22.1% and 22.2% margins for the prior year three and six-month periods. The margins benefited from cost reduction efforts as well as the strength of the segment’s relationships with large, national lenders that have experienced market share growth in spite of the current market conditions.

In November 2007, the New York Attorney General (NYAG) filed a lawsuit challenging an appraisal program in which a subsidiary of the Company participated. Since that time, the NYAG publicly announced the initiation of inquiries into the practices of several other participants in the mortgage lending market as well as the practices of participants in the mortgage securitization market, including the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae). In connection with these inquiries, Freddie Mac and Fannie Mae agreed to adopt a Home Valuation Code of Conduct (Code of Conduct) and agreed to refrain from purchasing certain loans from lenders not abiding by that code. The Code of Conduct provides, among other matters, that in underwriting a loan a lender shall not utilize an appraisal report prepared by an appraiser employed by a lender, an affiliate of a lender, an entity that is owned in whole or in part by a lender, a real estate settlement services provider or an entity that is owned in whole or in part by a settlement services provider. Certain of the Company’s appraisal operations may fall into one or more of these categories. The Code of Conduct was subject to a comment period, which ended on April 30, 2008. A number of federal regulators have objected to certain aspects of the Code of Conduct. It is not clear what impact, if any, the comments and objections will have on the Code of Conduct. The Company does not believe that the lawsuit filed by the NYAG will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Given the outstanding comments and objections and uncertainty as to what changes, if any, may be made to the Code of Conduct, the Company is unable to determine at this time the effect of the Code of Conduct.

Data and Analytic Solutions

Operating revenues for the data and analytic solutions segment decreased $11.7 million, or 6.9%, and $17.8 million, or 5.4%, for the three and six months ended June 30, 2008, respectively, when compared with the same periods of the prior year. These decreases were primarily due to the effects of the continued slowdown in mortgage originations and the ongoing tightening of the credit markets, which has led to a decrease in mortgage securitization activity and therefore the demand for some of the mortgage analytic product offerings, offset by organic growth in custom and licensing product revenues.

Data and analytic solutions salaries and other personnel costs were $84.7 million and $172.5 million for the three and six months ended June 30, 2008, respectively, a decrease of $0.3 million, or 0.3%, for the current three-month period and an increase of $6.9 million, or 4.1%, for the current six-month period when compared with the same periods of the prior year. When excluding the impact of employees transferred into the segment during the current year for management reporting purposes, salaries and other personnel expenses were down $4.7 million and $0.7 million in the three and six months ended June 30, 2008 relative to the same periods in the prior year. Excluding acquisition activity, data and analytic solutions salaries and other personnel costs increased $4.6 million, or 2.8%, for the current six-month period. Included in the first six months was $1.3 million of severance expense associated with headcount reductions.

Data and analytic solutions other operating expenses were $25.6 million and $49.5 million for the three and six months ended June 30, 2008, respectively, decreases of $7.5 million, or 22.6%, and $13.2 million, or 21.0%, when compared with the same periods of the prior year. Excluding acquisition activity, data and analytic solutions other operating expenses decreased $15.2 million, or 24.2%, for the current six-month period. These decreases were primarily due to the overall decline in business volumes and the impact of cost savings initiatives implemented by management.

The provision for policy losses and other claims were $3.4 million and $4.8 million for the three and six months ended June 30, 2008, respectively, increases of $2.1 million, or 167.9%, and $2.6 million, or 116.6%, when compared with the same periods of the prior year. The provision for policy losses and other claims increased approximately $3.0 million due to loss expense related to prior year claims on the segment’s second lien product. The losses arise due to the policy claim operating agreement currently in place with the Company’s title insurance operations; upon completion of the announced spin-off, it is anticipated that the operating agreement will be modified such that the policy claim losses will no longer be born by the segment.

Most of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decrease. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margins for the current three and six-month periods of 2008 were 15.7% and 15.0%, respectively, relatively consistent with the 18.1% and 17.6% margins for the prior year three and six month periods (excluding the impact of the gain recognized in connection with the acquisition of CoreLogic Systems, Inc.). The lower revenues, combined with the high level of fixed costs, primarily drove the decrease year over year; the impact of these items was offset by the impact of the cost cutting initiatives implemented by management.

Risk Mitigation and Business Solutions

Risk mitigation and business solutions operating revenues decreased $22.9 million, or 10.5% and $32.4 million, or 7.5% for the three and six months ended June 30, 2008, respectively, when compared with the same periods of the prior year. Acquisitions generated $1.7 million and $2.8 million of operating revenues for the three and six-month periods and growth in the investigative and litigation support services contributed increases as well. These increases were partially offset by the disposition of the USSEARCH.com business in the fourth quarter 2007 and several other business lines in 2008, combined with a general downturn in demand for the credit, data and employment-based products.

Risk mitigation and business solutions salaries and other personnel costs were $64.9 million and $133.8 million for the three and six months ended June 30, 2008, a decrease of $0.9 million, or 1.4% and $6.0 million, or 4.3% for the three and six months ended June 30, 2008, respectively, when compared with the same periods of the prior year. Acquisition activity contributed $0.7 million and $1.1 million of costs for the three and six months ended June 30, 2008, respectively, and $0.9 million of severance expense in the second quarter of 2008; acquisition related increases were offset by a decrease in salaries and other personnel costs due to the reduction in production volumes in 2008, lower share-based compensation in 2008 and the $8.0 million of severance included in the 2007 results related to the resignation of the former chief executive officer.

Risk mitigation and business solutions other operating expenses were $98.4 million and $200.1 million for the three and six months ended June 30, 2008, decreases of $11.7 million, or 10.6%, and $19.6 million, or 8.9%, respectively, when compared with the same periods of the prior year. Acquisition activity contributed $0.6 million and $1.0 million of costs. These decreases were primarily due to the reduction in production volumes in 2008, lower information technology costs and other expense reductions. The decreases noted in the second quarter of 2008 were partially offset by $0.8 million of restructuring expenses.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins for the current three and six-month periods of 2008 were 10.7% and 10.8%, respectively, compared with the 14.5% and 11.9% for the prior year three and six-month periods. Excluding the impact of the former chief executive officer’s severance, the margins were relatively consistent between the two periods.

Corporate expenses

Corporate expenses totaled $34.8 million and $71.7 million for the three and six months ended June 30, 2008, respectively, decreases of $13.1 million and $31.2 million when compared with the same periods of the prior year. These decreases were primarily due to headcount reductions, changes to technology initiatives, salary reductions and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company.

INVESTMENT AND OTHER INCOME

The components of investment and other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$11,123	$28,863	$26,810	$52,028
Debt securities	13,320	13,574	27,512	28,917
Other long-term investments	7,117	14,057	14,186	27,160
Loans receivable	2,137	2,123	4,291	4,135
Dividends on marketable equity securities	1,605	1,612	2,239	3,242
Equity in earnings of unconsolidated affiliates	12,994	13,450	28,257	24,614
Trust and banking activities	8,299	3,310	12,980	6,298
Other	(2,083)	9,430	5,794	11,504

	$54,512	$86,419	$122,069	$157,898

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

Gain on issuance of subsidiary stock totaled $1.3 million for the three and six months ended June 30, 2008, compared with $7.1 million and $9.3 million for the three and six months ended June 30, 2007, respectively. These amounts represent realized gains associated with the issuance of shares by the Company’s publicly traded subsidiary, First Advantage Corporation.

NET REALIZED INVESTMENT (LOSSES) GAINS

The Company’s net realized investment losses totaled $41.3 million and $47.2 million for the three and six months ended June 30, 2008, respectively. The current year losses were primarily driven by the $37.3 million write-down taken in the second quarter to reflect the permanent impairment of one of the Title segment’s long-term investments. The Company had net realized investment losses of $20.1 million and net realized investment gains of $42.4 million for the three and six-month periods ended June 30, 2007, respectively. The prior year three-month period included a $15.0 million impairment loss included in the corporate expense related to the valuation of an unconsolidated affiliate and an impairment loss of $5.2 million at the title insurance segment also related to the valuation of an unconsolidated affiliate. The prior year six-month period included a $77.1 million realized gain included in the data and analytic solutions segment resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc., as well as investment losses of $19.4 million (which includes the above referenced $15.0 million impairment loss) included in corporate expense, $13.0 million (which includes the above referenced $5.2 million impairment loss) at the title insurance segment and $4.9 million at the property information segment related to the write-down of certain assets.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income before minority interest expense) was 36.8% for the six months ended June 30, 2008, and 19.6% for the same period of the prior year. The increase in the effective rate was primarily attributable to the impact of the title claims strengthening provision recorded in the second quarter of 2007 had on the state effective income tax rate in the prior year, changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized for the six months ended June 30, 2008, relating to FIN 48. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

MINORITY INTERESTS

Minority interest expense was $17.1 million and $35.3 million for the three and six months ended June 30, 2008, respectively, decreases of $8.7 million and $27.7 million when compared with $25.8 million and $63.0 million for comparable periods of the prior year. The prior year six-month period included the minority interest portion of a $77.1 million realized gain recognized by the Company’s joint venture with Experian. This gain resulted from the combination of the Company’s RES division with CoreLogic Systems, Inc.

NET INCOME (LOSS)

Net income for the three and six months ended June 30, 2008 was $19.6 million, or $0.21 per diluted share, and $48.9 million, or $0.53 per diluted share, respectively. Net loss for the three months ended June 30, 2007 was $66.0 million, or $0.68 per diluted share, and net income for the six months ended June 30, 2007 was $17.8 million, or $0.18 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $227.0 million for the six months ended June 30, 2008, and $339.9 million for the six months ended June 30, 2007. The decrease for the current year period was due primarily to net cash used in operations, an increase in deposits with banks, net purchases of debt securities, cash paid for acquisitions and capital expenditures. The uses were offset by an increase in demand deposits and net borrowings. The decrease for the prior year period was primarily due to purchases of debt securities, cash paid for acquisitions, capital expenditures and the net change in demand deposits.

Notes and contracts payable as a percentage of total capitalization were 21.8% and 21.6% at June 30, 2008 and at December 31, 2007, respectively.

In both June and July 2008, the Company borrowed $70.0 million on its credit facility to fund a portion of the $200.5 million transfer of assets to First American Title Insurance Company (“FATICO”), its wholly owned title insurance subsidiary. FATICO’s statutory capital and surplus is approximately $580 million at June 30, 2008. The Company has $160.0 million of borrowing capacity available on its $500.0 million committed credit facility due 2012.

The Company has a share repurchase program with a total amount authorized under the program, as amended, of $800.0 million, of which $360.4 million remains available. Between inception of the program and June 30, 2008, the Company had repurchased and retired approximately 10.5 million of its Common shares for a total purchase price of $439.6 million. The Company has not repurchased stock in the current six-month period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $63.7 million at June 30, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at June 30, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

The Company has updated and restated below the eighth risk factor set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and as further updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

8. The Company may not be able to realize the anticipated benefits of the proposed spin-off transaction

On January 15, 2008, the Company announced its intention to spin-off its financial services businesses, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company to be called First American Financial Corporation. On July 31, 2008, the Company announced that while it continues to proceed with preparations toward separation it would delay the consummation of the spin-off transaction until market conditions improve. The proposed transaction is highly complex. Because, among other factors, a number of the Company’s businesses are regulated and intertwined and the Company is a party to a multitude of transactions, the completion of the transaction may require significant time, effort and expense. This could lead to a distraction from the day to day operations of the Company’s business, which could adversely effect those operations. In addition, the transaction will require certain regulatory approvals and the final approval of the Company’s board of directors, and may require other third party consents, which could be withheld, or the receipt of which could require the Company to make undesirable concessions or accommodations. As a result of these and other factors, the Company may be unable ultimately to complete the transaction. In addition, if the transaction is consummated, the actual results may differ materially from the anticipated results. For example, the Company may not be able to recognize the anticipated benefits of the transaction because of, among other factors, unexpected corporate overhead costs, unfavorable reactions from customers, employees, ratings agencies, investors or other interested persons, any inability of First American Financial Corporation to pay the anticipated level of dividends, the triggering of rights and obligations by the transaction, or accommodations required to be made in order to obtain necessary approvals, waivers or consents.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. As of June 30, 2008, the Company repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1 to April 30, 2008	—	—	—	$360,369,939
May 1 to May 31, 2008	—	—	—	$360,369,939
June 1 to June 30, 2008	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Max O. Valdes
Max O. Valdes
Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

Exhibit No.	Description	Location
10(a)	Support Agreement, dated April 10, 2008, between The First American Corporation, Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I L.P., Highfields Capital II L.P. , and Highfields Capital III L.P.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 14, 2008.

10(b)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.