Form 10-Q
period 2008-09-30
FIRST AMERICAN CORP
filed 2008-10-30
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On October 24, 2008, there were 92,867,638 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THE ULTIMATE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION AND TAX FREE NATURE THEREOF; THE EFFECT OF CURRENT MARKET VOLATILITY ON GOODWILL; CONTRIBUTIONS TO PENSION AND 401(K) PLANS; PURCHASE ACCOUNTING ADJUSTMENTS FOR ACQUISITIONS AND FINAL PURCHASE PRICE ALLOCATIONS; THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS; CHANGES IN UNRECOGNIZED TAX POSITIONS; THE REDUCTION OF POLICY CLAIM LOSSES IN THE DATA AND ANALYTIC SOLUTIONS SEGMENT FOLLOWING THE SPIN-OFF; AND THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE AND OTHER FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” AND OTHER SIMILAR WORDS AND PHRASES. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: INTEREST RATE FLUCTUATIONS; CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS; LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA; GENERAL VOLATILITY IN THE CAPITAL MARKETS; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES; CONSOLIDATION AMONG THE COMPANY’S

SIGNIFICANT CUSTOMERS AND COMPETITORS; CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; SYSTEMS INTERRUPTIONS AND INTRUSIONS; THE COMPANY’S INABILITY TO REALIZE THE BENEFITS OF ITS OFFSHORE STRATEGY; PRODUCT MIGRATION; THE INABILITY TO CONSUMMATE THE SPIN-OFF TRANSACTION AS A RESULT OF, AMONG OTHER FACTORS, THE INABILITY TO OBTAIN NECESSARY REGULATORY APPROVALS OR THE FAILURE TO OBTAIN THE FINAL APPROVAL OF THE COMPANY’S BOARD OF DIRECTORS; THE INABILITY TO RECOGNIZE THE BENEFITS OF THE SPIN-OFF TRANSACTION AS A RESULT OF, AMONG OTHER FACTORS, UNEXPECTED CORPORATE OVERHEAD COSTS, UNFAVORABLE REACTION FROM CUSTOMERS, EMPLOYEES, RATINGS AGENCIES OR OTHER INTERESTED PERSONS, THE TRIGGERING OF RIGHTS AND OBLIGATIONS BY THE SPIN-OFF, ACCOMMODATIONS REQUIRED TO BE MADE TO OBTAIN CONSENTS OR WAIVERS OR THE INABILITY TO TRANSFER ASSETS INTO THE ENTITY BEING SPUN-OFF; AND OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 AS UPDATED IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2008, AND JUNE 30, 2008, RESPECTIVELY, AND AS FURTHER UPDATED HEREIN. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$825,662	$1,162,569

Accounts and accrued income receivable, net	592,665	559,996

Income tax receivable	156,299	39,187
Investments:
Deposits with savings and loan associations and banks	282,139	198,055
Debt securities	1,607,453	1,368,212
Equity securities	133,397	147,102
Other long-term investments	407,736	457,764

	2,430,725	2,171,133

Loans receivable, net	131,443	116,751

Property and equipment, net	699,247	755,435

Title plants and other indexes	676,328	645,679

Deferred income taxes	55,380	23,274

Goodwill	2,621,431	2,567,340

Other intangible assets, net	313,401	346,207

Other assets	243,387	260,350

	$8,745,968	$8,647,921

Liabilities and Stockholders’ Equity
Demand deposits	$1,097,046	$743,685
Accounts payable and accrued liabilities	961,361	1,123,624
Deferred revenue	741,562	756,202
Reserve for known and incurred but not reported claims	1,331,252	1,357,632
Notes and contracts payable	935,359	906,046
Deferrable interest subordinated notes	100,000	100,000

	5,166,580	4,987,189

Minority interests in consolidated subsidiaries	671,541	675,907

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—92,865 and 91,830 shares	92,865	91,830
Additional paid-in capital	797,081	762,734
Retained earnings	2,185,490	2,205,994
Accumulated other comprehensive loss	(167,589)	(75,733)

	2,907,847	2,984,825

	$8,745,968	$8,647,921

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Operating revenues	$1,510,739	$1,982,445	$4,767,618	$6,046,869
Investment and other income	53,639	71,510	175,708	229,408
Gain on stock issued by a subsidiary	—	123	1,325	9,426
Net realized investment (losses) gains	(50,201)	(2,885)	(97,415)	39,516

	1,514,177	2,051,193	4,847,236	6,325,219

Expenses
Salaries and other personnel costs	513,710	651,099	1,654,224	1,974,103
Premiums retained by agents	345,045	546,994	1,079,220	1,627,762
Other operating expenses	445,103	514,643	1,373,722	1,565,491
Provision for policy losses and other claims	121,903	137,225	343,885	664,351
Depreciation and amortization	59,993	54,979	177,219	172,668
Premium taxes	12,487	16,110	36,773	51,506
Interest	15,113	22,132	48,187	60,869

	1,513,354	1,943,182	4,713,230	6,116,750

Income before income taxes and minority interests	823	108,011	134,006	208,469
Income taxes (benefit) provision	(1,033)	41,443	47,960	61,117

Income before minority interests	1,856	66,568	86,046	147,352
Minority interests	10,196	19,979	45,463	82,972

Net (loss) income	(8,340)	46,589	40,583	64,380

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities	(27,941)	4,642	(78,750)	5,395
Foreign currency translation adjustments	(23,219)	9,394	(19,319)	10,561
Minimum pension liability adjustment	2,047	(1,107)	6,213	3,297

	(49,113)	12,929	(91,856)	19,253

Comprehensive (loss) income	$(57,453)	$59,518	$(51,273)	$83,633

Net (loss) income per share (Note 7):
Basic	$(0.09)	$0.50	$0.44	$0.67

Diluted	$(0.09)	$0.49	$0.44	$0.66

Cash dividends per share	$0.22	$0.22	$0.66	$0.66

Weighted average number of shares (Note 7):
Basic	92,659	93,746	92,388	95,624

Diluted	92,659	95,064	93,172	97,407

See notes to condensed consolidated financial statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$40,583	$64,380
Adjustments to reconcile net income to cash provided by operating activities-
Provision for policy losses and other claims	343,885	664,351
Depreciation and amortization	177,219	172,668
Minority interests in net income	45,463	82,972
Net realized investment losses (gains)	96,090	(48,942)
Stock-based compensation expense	20,972	22,278
Equity in earnings of affiliates	(38,057)	(35,298)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, net of recoveries	(370,227)	(324,103)
Net change in income tax accounts	(108,578)	(182,787)
Increase in accounts and accrued income receivable	(31,199)	(107,944)
(Decrease) increase in accounts payable and accrued liabilities	(108,532)	155,155
Decrease in deferred revenue	(14,641)	(3,229)
Other, net	(20,724)	(1,991)

Cash provided by operating activities	32,254	457,510

Cash flows from investing activities:
Net cash effect of company acquisitions and dispositions	(115,014)	(217,045)
Net increase in deposits with banks	(84,084)	(51,324)
Increase in loans receivable	(14,692)	(15,709)
Purchases of debt and equity securities	(705,507)	(511,503)
Proceeds from sales of debt and equity securities	166,281	132,529
Proceeds from maturities of debt securities	154,734	211,761
Net decrease in other investments	33,632	69,645
Capital expenditures	(112,744)	(170,391)
Purchases of capitalized data	(24,404)	(18,778)
Proceeds from sales	19,048	23,786

Cash used for investing activities	(682,750)	(547,029)

Cash flows from financing activities:
Net change in demand deposits	353,361	(75,681)
Proceeds from issuance of debt	298,801	425,528
Repayment of debt	(266,909)	(246,469)
Repurchase of company stock	—	(288,923)
Proceeds from exercise of stock options	14,053	39,763
Proceeds from the issuance of stock to employee benefit plans	5,219	6,808
Excess tax benefits from stock-based compensation	1,143	7,011
Contributions from minority shareholders	—	15,637
Distributions to minority shareholders	(31,215)	(53,382)
Cash dividends	(60,864)	(59,725)

Cash provided by (used for) financing activities	313,589	(229,433)

Net decrease in cash and cash equivalents	(336,907)	(318,952)
Cash and cash equivalents—Beginning of year	1,162,569	1,404,884

—End of the period	$825,662	$1,085,932

Supplemental information:
Cash paid during the period for:
Interest	$51,755	$52,825
Premium taxes	$47,098	$54,165
Income taxes	$133,953	$137,516
Noncash investing and financing activities:
Liabilities incurred in connection with company acquisitions	$977	$137,303
Company acquisitions in exchange for common stock	$3,588	$646
Exchange of net assets for interest in unconsolidated affiliate	$—	$39,193

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2007	91,830	$91,830	$762,734	$2,205,994	$(75,733)	$2,984,825
Net income for nine months ended September 30, 2008				40,583		40,583
Dividends on common shares				(61,087)		(61,087)
Shares issued in connection with option, benefit and savings plans	910	910	18,360			19,270
Share-based compensation			12,524			12,524
Shares issued in connection with acquisitions	125	125	3,463			3,588
Other comprehensive loss					(91,856)	(91,856)

Balance at September 30, 2008	92,865	$92,865	$797,081	$2,185,490	$(167,589)	$2,907,847

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. See Note 4 for the interim disclosures required by SFAS 157. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 3 – Escrow and Trust Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $6.0 billion and $5.1 billion at September 30, 2008 and December 31, 2007, respectively, of which $999.1 million and $679.7 million, respectively, were held at the Company’s trust and thrift division. The escrow deposits held at the Company’s trust and thrift division are included in the accompanying condensed consolidated balance sheets, with $168.9 million included in cash and cash equivalents and $830.2 million in debt and equity securities at September 30, 2008 and $679.7 million included in debt securities at December 31, 2007, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third party financial institutions.

Trust deposits totaled $3.8 billion and $3.7 billion at September 30, 2008 and December 31, 2007, respectively. Escrow deposits held at third party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held liable for the disposition of these assets.

Note 4 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
September 30, 2008
U.S. Treasury bonds	$38,837	$1,934	$(9)	$40,762
Municipal bonds	83,761	675	(1,353)	83,083
Foreign bonds	117,582	987	(300)	118,269
Governmental agency bonds	78,684	486	(299)	78,871
Governmental agency mortgage-backed and asset-backed securities	1,082,012	1,710	(22,893)	1,060,829
Non-agency mortgage-backed and asset-backed securities	150,179	—	(36,393)	113,786
Corporate debt securities	121,700	1,824	(11,671)	111,853

	$1,672,755	$7,616	$(72,918)	$1,607,453

December 31, 2007
U.S. Treasury bonds	$42,034	$1,429	$(9)	$43,454
Municipal bonds	90,033	1,405	(232)	91,206
Foreign bonds	110,738	269	(559)	110,448
Governmental agency bonds	132,051	933	(33)	132,951
Governmental agency mortgage-backed and asset-backed securities	708,042	1,356	(7,107)	702,291
Non-agency mortgage-backed and asset-backed securities	152,051	489	(2,574)	149,966
Corporate debt securities	136,376	3,111	(1,591)	137,896

	$1,371,325	$8,992	$(12,105)	$1,368,212

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
September 30, 2008
Preferred stocks	$52,535	$62	$(9,915)	$42,682
Common stocks	138,982	2,153	(50,420)	90,715

	$191,517	$2,215	$(60,335)	$133,397

December 31, 2007
Preferred stocks	$6,600	$138	$(894)	$5,844
Common stocks	78,172	66,917	(3,831)	141,258

	$84,772	$67,055	$(4,725)	$147,102

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices. Sales of debt and equity securities resulted in gross realized gains of $1.6 million and $0.5 million and gross realized losses of $2.5 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. Sales of debt and equity securities resulted in gross realized gains of $6.2 million and $1.9 million and gross realized losses of $4.6 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. The unrealized losses on common stock are primarily related to a strategic investment held by the risk mitigation and business solutions segment that previously was accounted for under the equity method; due to a sale of a portion of the investment, the investment is now accounted for at fair value.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company had the following gross unrealized losses as of September 30, 2008 and December 31, 2007:

	12 months or less		12 months or longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2008
Debt securities
U.S. Treasury bonds	$455	$(9)	$—	$—	$455	$(9)
Municipal bonds	4,052	(107)	48,228	(1,246)	52,280	(1,353)
Foreign bonds	26,555	(240)	6,418	(60)	32,973	(300)
Governmental agency bonds	24,842	(252)	11,208	(47)	36,050	(299)
Governmental agency mortgage-backed and asset-backed securities	394,747	(7,548)	475,611	(15,345)	870,358	(22,893)
Non-agency mortgage-backed and asset-backed securities	29,042	(7,253)	78,894	(29,140)	107,936	(36,393)
Corporate debt securities	42,433	(1,920)	84,601	(9,751)	127,034	(11,671)

Total debt securities	522,126	(17,329)	704,960	(55,589)	1,227,086	(72,918)
Equity securities	94,054	(55,548)	23,307	(4,787)	117,361	(60,335)

Total	$616,180	$(72,877)	$728,267	$(60,376)	$1,344,447	$(133,253)

December 31, 2007
Debt securities
U.S. Treasury bonds	$—	$—	$2,326	$(9)	$2,326	$(9)
Municipal bonds	250	(1)	14,719	(231)	14,969	(232)
Foreign bonds	19,220	(73)	49,805	(486)	69,025	(559)
Governmental agency bonds	1,118	(3)	10,601	(30)	11,719	(33)
Governmental agency mortgage-backed and asset-backed securities	12,173	(451)	538,101	(6,656)	550,274	(7,107)
Non-agency mortgage-backed and asset-backed securities	—	—	99,037	(2,574)	99,037	(2,574)
Corporate debt securities	14,457	(317)	65,676	(1,274)	80,133	(1,591)

Total debt securities	47,218	(845)	780,265	(11,260)	827,483	(12,105)
Equity securities	4,673	(862)	22,301	(3,863)	26,974	(4,725)

Total	$51,891	$(1,707)	$802,566	$(15,123)	$854,457	$(16,830)

When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. Management has determined that the unrealized losses from debt and equity securities at September 30, 2008 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company recognized a $34.8 million pre-tax impairment charge in the third quarter of 2008 related to its investments in perpetual preferred securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment was due to actions taken by the United States government with respect to Fannie Mae and Freddie Mac.

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

Level 1 – Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category was based on quoted prices that are readily and regularly available in an active market.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. This pricing service is a leading provider of financial market data, analytics and related services to financial institutions. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, foreign government bonds, and municipal bonds. When the value from an independent pricing service is utilized, management obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage and asset-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at September 30, 2008. These securities were classified as Level 2 at September 30, 2008 because the third party pricing service use valuation models which use observable market inputs in addition to traded prices.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Assets measured at fair value on a recurring basis as of September 30, 2008:

(in thousands)	Carrying Balance as of September 30, 2008	Level 1	Level 2
Debt securities
U.S. Treasury bonds	$40,762	$—	$40,762
Municipal bonds	83,083	—	83,083
Foreign bonds	118,269	—	118,269
Governmental agency bonds	78,871	—	78,871
Governmental agency mortgage-backed and asset-backed securities	1,060,829	—	1,060,829
Non-agency mortgage-backed and asset-backed securities	113,786	—	113,786
Corporate debt securities	111,853	—	111,853

	1,607,453	—	1,607,453

Equity securities
Preferred stocks	42,682	42,682	—
Common stocks	90,715	90,715	—

	133,397	133,397	—

	$1,740,850	$133,397	$1,607,453

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2008, is as follows:

(in thousands)	Balance as of December 31, 2007	Acquisitions	Dispositions	Post Acquisition and Other Adjustments	Balance as of September 30, 2008
Financial Services:
Title Insurance and Services	$716,976	$712	$(6,025)	$(15,504)	$696,159
Specialty Insurance	39,959	4,531	—	—	44,490
Information Solutions:
Information and Outsourcing Solutions	650,968	—	—	(2,339)	648,629
Data and Analytic Solutions	446,968	14,566	—	758	462,292
Risk Mitigation and Business Solutions	712,469	21,713	—	35,679	769,861

	$2,567,340	$41,522	$(6,025)	$18,594	$2,621,431

The Company’s reporting units, for purposes of applying the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, information and outsourcing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financials results. As a result of acquisitions, the Company has goodwill of approximately $2.6 billion at September 30, 2008. There have been no impairments of goodwill during the nine months ending September 30, 2008. In accordance with SFAS 142 and consistent with prior years, the Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated between annual tests. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. Many of the factors used in assessing fair value are outside the control of management including future economic and market conditions. If the fair value of a reporting unit exceeds its carrying value, then its goodwill is not considered impaired. In the event that the carrying value of a reporting entity exceeds its fair value then further testing must be performed to determine if the carrying value of goodwill exceeds the fair value of goodwill. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment charges may be increased.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2008	December 31, 2007
Covenants not to compete	$62,206	$66,254
Customer lists	361,895	363,934
Trademarks and licenses	61,923	58,054

	486,024	488,242
Accumulated amortization	(172,623)	(142,035)

	$313,401	$346,207

Amortization expense for other intangible assets, with definite lives ranging from two to twenty years, was $14.1 million and $39.4 million for the three and nine months ended September 30, 2008 and $12.9 million and $38.5 million for the three and nine months ended September 30, 2007, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2008	$13,390
2009	$46,580
2010	$43,951
2011	$39,367
2012	$35,767
2013	$33,953

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 7 – Earnings Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net (loss) income—numerator for basic net (loss) income per share	$(8,340)	$46,589	$40,583	$64,380
Effect of dilutive securities
Convertible debt—interest expense (net of tax)	—	19	—	68
Subsidiary potential dilutive shares	—	(38)	(42)	(199)

Net (loss) income—numerator for dilutive net (loss) income per share	$(8,340)	$46,570	$40,541	$64,249

Denominator:
Weighted average shares-denominator for basic net (loss) income per share	92,659	93,746	92,388	95,624
Effect of dilutive securities:
Employee stock options and restricted stock units	—	1,279	784	1,599
Convertible debt	—	39	—	184

Denominator for diluted net (loss) income per share	92,659	95,064	93,172	97,407

Basic net (loss) income per share	$(0.09)	$0.50	$0.44	$0.67

Diluted net (loss) income per share	$(0.09)	$0.49	$0.44	$0.66

For the three months ended September 30, 2008, 3.5 million potential dilutive shares of common stock (representing all potential dilutive shares) were excluded due to the net loss for the period. For the nine months ended September 30, 2008, 1.7 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2007, 0.8 million and 0.4 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 8 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans (the Plans) includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Expense:
Service Cost	$1,363	$2,721	$5,162	$8,418
Interest Cost	8,239	8,635	25,090	25,254
Expected return on plan assets	(6,306)	(5,669)	(18,765)	(16,819)
Amortization of prior service (benefit) cost	(323)	(1)	(968)	19
Amortization of net loss	3,476	4,907	10,530	13,802

	$6,449	$10,593	$21,049	$30,674

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company has contributed $24.8 million in cash to the Plans for the nine months ended September 30, 2008, and expects to contribute an additional $1.8 million in cash during the remainder of 2008. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

The Company contributed $34.0 million and $35.9 million to the First American 401(k) plan during the first nine months of 2008 and 2007, respectively.

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

The following table illustrates the share-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Stock options	$418	$1,724	$1,113	$5,692
Restricted stock units	3,030	706	10,490	3,616
Employee stock purchase plan	214	326	921	1,200

	$3,662	$2,756	$12,524	$10,508

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the two of the Company’s subsidiaries, First Advantage Corporation and First American CoreLogic Holdings, Inc. (First American CoreLogic). First Advantage Corporation’s share-based compensation totaled $2.4 million and $7.5 million for the three and nine months ending as of September 30, 2008, respectively, and $2.0 million and $10.9 million for the three and nine months ending as of September 30, 2007, respectively. First American CoreLogic’s share-based compensation totaled $0.3 million and $0.9 million for three and nine months ended as of September 30, 2008.

Restricted stock unit activity for the nine months ended September 30, 2008, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Nonvested restricted stock units at December 31, 2007	352	$47.11
Granted during 2008	737	$34.26
Vested during 2008	(76)	$47.19
Forfeited during 2008	(12)	$39.97

Nonvested restricted stock units at September 30, 2008	1,001	$37.75

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2007	4,118	$30.23
Exercised during 2008	(595)	$23.35
Forfeited during 2008	(178)	$40.39

Balance at September 30, 2008	3,345	$30.92	5.1	$13,056

Vested and expected to vest at September 30, 2008	3,321	$30.82	5.1	$13,056

Exercisable at September 30, 2008	2,476	$27.64	4.5	$13,032

Note 10 – Business Combinations

During the nine months ended September 30, 2008, the Company completed one acquisition. This acquisition was not material and was included in the Company’s risk mitigation and business solutions segment. The purchase price for the acquisition was $16.3 million in cash and was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the acquisition, the Company recorded approximately $13.1 million of goodwill and $2.3 million of intangible assets with finite lives.

In addition, during the nine months ended September 30, 2008, the Company purchased minority interests in five companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $60.9 million in cash. As a result of these five transactions, the Company recorded approximately $28.3 million of goodwill and $0.4 million of intangible assets with finite lives. In addition to the above transactions, the Company paid out $2.3 million for affiliate purchases and $35.5 million for acquisition earn outs and other prior year acquisition adjustments.

The Company is awaiting information necessary to finalize the purchase accounting adjustments for certain of these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, September 30, 2008.

Note 11 – Segment Information

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, asset valuation and management services, building and maintaining geospatial proprietary software and databases, default management services, and loan administration and production services.

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

•

Risk Mitigation and Business Solutions: The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ Global Market under the ticker symbol “FADV.” First Advantage’s product offerings include credit reporting, employment screening and related hiring solutions, resident screening services, corporate litigation and investigative services, credit automation and lead generation for automobile dealers and lenders and a wide-range of data information offerings. First Advantage operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services.

Selected financial information by reporting segment is as follows:

For the three months ended September 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$957,080	$(27,024)	$20,814	$14,978
Specialty Insurance	72,758	317	940	1,926

	1,029,838	(26,707)	21,754	16,904

Information Solutions:
Information and Outsourcing Solutions	184,637	29,784	5,749	1,638
Data and Analytic Solutions	142,548	10,179	16,849	8,831
Risk Mitigation and Business Solutions	188,064	21,366	12,171	7,561

	515,249	61,329	34,769	18,030

	1,545,087	34,622	56,523	34,934
Corporate	1,743	(33,799)	3,470	1,169
Eliminations	(32,653)	—	—	—

	$1,514,177	$823	$59,993	$36,103

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

For the three months ended September 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,418,114	$43,743	$18,327	$14,282
Specialty Insurance	82,407	10,067	692	2,476

	1,500,521	53,810	19,019	16,758

Information Solutions:
Information and Outsourcing Solutions	191,236	40,225	5,645	3,225
Data and Analytic Solutions	162,710	25,902	15,093	17,262
Risk Mitigation and Business Solutions	220,387	32,795	10,861	8,295

	574,333	98,922	31,599	28,782

	2,074,854	152,732	50,618	45,540
Corporate	529	(44,721)	4,361	2,419
Eliminations	(24,190)	—	—	—

	$2,051,193	$108,011	$54,979	$47,959

For the nine months ended September 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$3,083,950	$(23,014)	$60,067	$38,037
Specialty Insurance	225,376	17,491	2,390	6,026

	3,309,326	(5,523)	62,457	44,063

Information Solutions:
Information and Outsourcing Solutions	574,387	123,151	17,632	12,907
Data and Analytic Solutions	457,581	57,453	51,948	27,241
Risk Mitigation and Business Solutions	588,327	64,453	33,958	26,323

	1,620,295	245,057	103,538	66,471

	4,929,621	239,534	165,995	110,534
Corporate	2,339	(105,528)	11,224	2,210
Eliminations	(84,724)	—	—	—

	$4,847,236	$134,006	$177,219	$112,744

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

For the nine months ended September 30, 2007:

(in thousands)	Revenues	Income (loss) before income taxes and minority interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$4,335,826	$(59,190)	$60,716	$57,671
Specialty Insurance	245,275	35,555	1,581	5,156

	4,581,101	(23,635)	62,297	62,827

Information Solutions:
Information and Outsourcing Solutions	613,817	134,086	16,345	7,300
Data and Analytic Solutions	568,300	160,836	48,592	62,744
Risk Mitigation and Business Solutions	659,485	84,862	32,040	28,873

	1,841,602	379,784	96,977	98,917

	6,422,703	356,149	159,274	161,744
Corporate	(15,912)	(147,680)	13,394	8,647
Eliminations	(81,572)	—	—	—

	$6,325,219	$208,469	$172,668	$170,391

Note 12 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $63.7 million at September 30, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at September 30, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In November 2007, the New York Attorney General (NYAG) filed a lawsuit challenging an appraisal program in which a subsidiary of the Company participated. Since that time, the NYAG publicly announced the initiation of inquiries into the practices of several other participants in the mortgage lending market as well as the practices of participants in the mortgage securitization market, including Freddie Mac and Fannie Mae. In connection with these inquiries, Freddie Mac and Fannie Mae agreed to adopt a Home

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Valuation Code of Conduct (Code of Conduct) and agreed to refrain from purchasing certain loans from lenders not abiding by that code. The Code of Conduct provides, among other matters, that in underwriting a loan a lender shall not utilize an appraisal report prepared by an appraiser employed by a lender, an affiliate of a lender, an entity that is owned in whole or in part by a lender, a real estate settlement services provider or an entity that is owned in whole or in part by a settlement services provider. Certain of the Company’s appraisal operations may fall into one or more of these categories. The Code of Conduct was subject to a comment period, which ended on April 30, 2008. A number of federal regulators have objected to certain aspects of the Code of Conduct. It is not clear what impact, if any, the comments and objections will have on the Code of Conduct. The director of the Federal Housing Finance Agency has indicated that there will be some modifications to the Code of Conduct and that implementation may be delayed for up to three months. The Company does not believe that the lawsuit filed by the NYAG will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Given the outstanding comments and objections and uncertainty as to what changes, if any, may be made to the Code of Conduct, the Company is unable to determine at this time the effect of the Code of Conduct.

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

Note 13 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported title claims and non-title claims, follows:

(in thousands except percentages)	As of September 30, 2008		As of December 31, 2007
Known title claims	$235,459	17.7%	$188,210	13.9%
IBNR	1,022,932	76.8%	1,096,230	80.7%

Total title claims	1,258,391	94.5%	1,284,440	94.6%
Non-title claims	72,861	5.5%	73,192	5.4%

Total loss reserves	$1,331,252	100.0%	$1,357,632	100.0%

Note 14 – Investment and Other Income

The components of investment and other income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$8,996	$16,364	$35,806	$68,393
Debt securities	13,945	19,107	41,458	48,025
Other long-term investments	5,375	12,913	19,561	40,073
Loans receivable	2,223	2,222	6,514	6,356
Dividends on marketable equity securities	1,935	4,448	4,174	7,689
Equity in earnings of unconsolidated affiliates	9,801	10,683	38,057	35,298
Trust and banking activities	6,078	2,874	19,058	9,172
Other	5,286	2,899	11,080	14,402

	$53,639	$71,510	$175,708	$229,408

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

As of September 30, 2008, the liability for income taxes associated with uncertain tax positions was $35.4 million. This liability can be reduced by $4.7 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $30.7 million, if recognized, would favorably affect the company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2008, the Company had accrued $4.1 million of interest (net of tax benefit) related to uncertain tax positions.

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

The effective income tax rate (income tax expense as a percentage of pretax income before minority interest expense) was 35.8% for the nine months ended September 30, 2008, and 29.3% for the same period of the prior year. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized for the nine months ended September 30, 2008, relating to FIN 48. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense. The change in the quarter in the liability for income taxes associated with uncertain tax positions, the net amount that favorably affects the effective tax rate and the change in the amount accrued for interest and penalties primarily relates to a foreign transfer pricing matter impacted by recent administrative and judicial developments. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through September 30, 2008. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

Note 16 – Stockholders’ Equity

On May 18, 2004, the Company announced a share repurchase program, which program was amended to add additional authorized amounts thereunder on May 19, 2005, June 26, 2006, and January 15, 2008. The total amount authorized under the program, as amended, is $800.0 million, of which $360.4 million remains available. The Company has not repurchased any shares in the current nine-month period.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

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

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, asset valuation and management services, building and maintaining geospatial proprietary software and databases, default management services, and loan administration and production services.

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

•

Risk Mitigation and Business Solutions: The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ Global Market under the ticker symbol “FADV.” First Advantage’s product offerings include credit reporting, employment screening and related hiring solutions, resident screening services, corporate litigation and investigative services, credit automation and lead generation for automobile dealers and lenders and a wide-range of data information offerings. First Advantage operates in six primary business groups: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services.

Summary

Mortgage originations decreased in the third quarter of 2008 when compared with the same period of the prior year according to the Mortgage Bankers Association’s October 21, 2008, Long-term Mortgage Finance Forecast (the MBA Forecast). This decrease in mortgage originations was primarily due to a significant decline in refinance originations and the continued softening in the purchase market. According to the MBA Forecast, the dollar amount of refinance originations and purchase originations decreased 30.6% and 15.0%, respectively, in the third quarter of 2008 when compared with the same quarter of the prior year. The overall decline in mortgage originations, as well as the continued decline in home values, impacted the Company’s Financial Services group, which experienced a 28.3% and 25.7% drop in operating revenues in the third quarter 2008 and the first nine months of 2008, respectively, when compared with the same periods of the prior year. The Information Solutions group was also impacted by the decline in mortgage originations as well as difficulties in the credit and securitization markets combined with economic difficulties experienced by its customers. Offsetting the impact of these factors were growth in default-related revenues, market share growth at the group’s larger mortgage banking customers, increases in risk management related sales of data analytics and the relatively consistent revenues generated by subscription-based businesses, resulting in operating revenues for the Information Solutions group declining 9.9% and 8.6% in the third quarter 2008 and the first nine months of 2008, respectively. On a consolidated basis, total operating revenues for the Company decreased 23.8% and 21.2% for the three and nine months ended September 30, 2008, respectively, when compared with the same periods of the prior year.

The Company recognized a $34.8 million pre-tax impairment charge in the third quarter of 2008 related to its investments in perpetual preferred securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The title insurance segment incurred $30.3 million of the charge, the data and analytic solutions segment $3.6 million and the specialty insurance segment $0.9 million. The impairment was due to actions taken by the United States government with respect to Fannie Mae and Freddie Mac. Additionally, during 2008 the Company recognized a $37.3 million investment loss related to the permanent impairment of one of the Title segment’s long-term investments. Total realized pre-tax net investment losses were $50.2 million and $97.4 million for the three and nine months ended September 30, 2008. Total realized net investment losses were $2.9 million for the three months ended September 30, 2007, with net realized investment gains totaling $39.5 million reported for the nine months ended September 30, 2007.

Total expenses, before income taxes and minority interests, decreased 22.1% and 22.9% for the three and nine months ended September 30, 2008, respectively, when compared with the same periods of the prior year. These decreases primarily reflected a decline in title insurance agent retention due in large part to the decline in title insurance agent revenues, reductions in employee compensation expense, primarily reflecting employee reductions and reduced benefit costs, as well as a decline in other operating expenses due to overall cost-containment programs and a reduction in interest expense. Contributing to the decrease for the current nine month period was a reduction in title insurance claims expense primarily due to a reserve strengthening adjustment recorded in the prior year period.

Net loss for the three months ended September 30, 2008 was $8.3 million, or $0.09 per diluted share. Net income for the nine months ended September 30, 2008 was $40.6 million, or $0.44 per diluted share. Net income for the three and nine months ended September 30, 2007 was $46.6 million, or $0.49 per diluted share, and $64.4 million, or $0.66 per diluted share, respectively.

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

Management expects continued weakness in the real estate and mortgage markets to continue impacting many of the Company’s lines of business. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

FINANCIAL SERVICES GROUP

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Direct operating revenues	$531,330	$685,980	$(154,650)	(22.5)	$1,697,095	$2,143,103	$(446,008)	(20.8)
Agent operating revenues	433,399	683,433	(250,034)	(36.6)	1,354,434	2,024,928	(670,494)	(33.1)
Investment and other income	36,952	53,008	(16,056)	(30.3)	115,814	181,866	(66,052)	(36.3)
Net realized investment (losses) gains	(44,601)	(4,307)	(40,294)	(935.5)	(83,393)	(14,071)	(69,322)	(492.7)

	957,080	1,418,114	(461,034)	(32.5)	3,083,950	4,335,826	(1,251,876)	(28.9)

Expenses
Salaries and other personnel costs	304,107	408,368	(104,261)	(25.5)	984,697	1,242,723	(258,026)	(20.8)
Premiums retained by agents	344,580	545,930	(201,350)	(36.9)	1,076,983	1,624,311	(547,328)	(33.7)
Other operating expenses	231,656	289,691	(58,035)	(20.0)	741,224	869,075	(127,851)	(14.7)
Provision for policy losses and other claims	68,547	88,408	(19,861)	(22.5)	197,933	525,755	(327,822)	(62.4)
Depreciation and amortization	20,814	18,327	2,487	13.6	60,067	60,716	(649)	(1.1)
Premium taxes	11,180	14,743	(3,563)	(24.2)	33,001	47,313	(14,312)	(30.2)
Interest	3,220	8,904	(5,684)	(63.8)	13,059	25,123	(12,064)	(48.0)

	984,104	1,374,371	(390,267)	(28.4)	3,106,964	4,395,016	(1,288,052)	(29.3)

Income (loss) before income taxes and minority interests	$(27,024)	$43,743	$(70,767)	(161.8)	$(23,014)	$(59,190)	$36,176	61.1

Margins	(2.8)%	3.1%	(5.9)%	(191.5)	(0.7)%	(1.4)%	0.6%	45.3

Operating revenues from direct title operations were $531.3 million and $1.70 billion for the three and nine months ended September 30, 2008, respectively, decreases of 22.5% and 20.8% when compared with the respective periods of the prior year. These decreases were due to a decline in the number of title orders closed by the Company’s direct operations and in the average revenues per order closed. The Company’s direct operations closed 323,200 and 1,114,000 title orders during the current three and nine month periods, respectively, decreases of 22.1% and 17.9% when compared with 415,000 and 1,356,800 title orders closed during the respective periods of the prior year. These decreases primarily reflected the decline in mortgage originations. The average revenues per order closed were $1,644 and $1,523 for the three and nine months ended September 30, 2008, respectively, decreases of 0.6% and 3.5% when compared with $1,653 and $1,580 for the respective periods of the prior year. These decreases were primarily due to a decline in home values and the shift in the composition of new mortgage loans to include more conforming loans and fewer jumbo loans.

Operating revenues from agency operations were $433.4 million and $1.35 billion for the three and nine months ended September 30, 2008, respectively, decreases of 36.6% and 33.1% when compared with the respective periods of the prior year. These decreases were primarily due to the same factors impacting direct operations and the cancellation of certain agency relationships. Management is continuing to analyze the terms and profitability of its title agent relationships and is working to amend agent agreements to the extent possible. Amendments being sought include, among others, changing the percentage of premium retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, management may elect to terminate certain agreements.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $1.4 million and $8.4 million for the three and nine months ended September 30, 2008, respectively.

Investment and other income totaled $37.0 million and $115.8 million for the three and nine months ended September 30, 2008, respectively, decreases of 30.3% and 36.3% when compared with the respective periods of the prior year. These decreases primarily reflected declining yields earned from the investment portfolio and decreases in equity in earnings of unconsolidated affiliates.

Net realized investment losses for the title insurance segment totaled $44.6 million and $83.4 million for the three and nine months ended September 30, 2008, respectively, increases of $40.3 million and $69.3 million when compared with the comparable periods of the prior year. The current quarter net losses were primarily driven by the above mentioned $30.3 million impairment loss on Fannie Mae and Freddie Mac preferred securities. The net losses for the current nine month period included a $37.3 million write-down taken in the second quarter to reflect the permanent impairment of a long-term investment in a title insurance agent.

Salaries and other personnel costs for the title insurance segment were $304.1 million and $984.7 million for the three and nine months ended September 30, 2008, respectively, decreases of $104.3 million, or 25.5%, and $258.0 million, or 20.8%, when compared with the respective periods of the prior year. These decreases were primarily due to employee reductions, salary reductions, the modification of bonus programs as well as reductions in employee benefits expense primarily due to the determination that the Company will not meet the requirement for a profit driven 401(k) match. The Company has reduced staff by approximately 5,800 since the end of the first quarter 2007, including approximately 1,000 reductions in the first quarter of 2008, 700 in the second quarter 2008 and 1,250 in the third quarter of 2008. Acquisitions contributed $0.9 million and $6.4 million to salaries and other personnel costs for the three and nine months ended September 30, 2008. Employee separation costs included in salaries and other personnel costs for the current three and nine-month periods totaled $8.5 million and $15.7 million, respectively.

Agents retained $344.6 million and $1.08 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2008, which compares with $545.9 million and $1.62 billion for the same periods of the prior year. The percentage of title premiums retained by agents was 79.5% for the three and nine months ended September 30, 2008, down from 79.9% and 80.2% for the same periods of the prior year. This change was primarily due to the cancellation and/or modification of certain agency relationships with unfavorable splits, as well as regional variances (i.e., the agency share or split varies from region to region and thus the geographic mix of agency revenues causes this variation).

Other operating expenses for the title insurance and services segment were $231.7 million and $741.2 million for the three and nine months ended September 30, 2008, respectively, decreases of $58.0 million, or 20.0%, and $127.9 million, or 14.7%, when compared with the same periods of the prior year. Acquisitions contributed $0.5 million and $3.2 million to other operating expenses for the three and nine months ended September 30, 2008, respectively. The decreases in other operating expenses when compared with the same periods of the prior year were primarily due to a decline in title production costs associated with the decline in business volume, lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs.

The provision for title insurance policy losses were $68.5 million and $197.9 million for the three and nine months ended September 30, 2008, respectively, decreases of $19.9 million, or 22.5%, and $327.8 million, or 62.4%, when compared with the same periods of the prior year. The provision for title insurance policy losses as a percentage of title insurance operating revenues (including escrow fees and other title fees) was 6.5% for the current nine-month period and 12.6% for the same period of the prior year. The current period rate reflects the expected claims experience for policy year 2008, with minor reserve estimate adjustments required for prior policy years. The expected claims experience for policy year 2008 was projected to be 6.2% as of June 30, 2008. The increase to 6.5% reflects the Company’s current best estimate for policy year 2008 after analyzing third quarter 2008 experience. The rate for the first nine months of 2007 reflected an expected claims rate of 6.4% for policy year 2007 and adverse development primarily for policy years 2006, 2005 and 2004.

Premium taxes were $33.0 million and $47.3 million for the nine months ended September 30, 2008 and 2007, respectively. Premium taxes as a percentage of operating revenues were 1.1% for the current nine-month period and for the same period of the prior year.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margin losses for the current three and nine-month periods of 2008 were 2.8% and 0.7%, respectively. Pre-tax margins for the current three and nine-month periods of 2008 were 0.3% and 1.4%, respectively, when excluding the $30.3 million impairment loss on Fannie Mae and Freddie Mac preferred securities and the second quarter impact of the $37.3 million investment impairment loss.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Operating revenues	$72,016	$77,338	$(5,322)	(6.9)	$216,196	$230,298	$(14,102)	(6.1)
Investment and other income	3,825	4,829	(1,004)	(20.8)	11,893	13,975	(2,082)	(14.9)
Net realized investment (losses) gains	(3,083)	240	(3,323)	(1,384.6)	(2,713)	1,002	(3,715)	(370.8)

	72,758	82,407	(9,649)	(11.7)	225,376	245,275	(19,899)	(8.1)

Expenses
Salaries and other personnel costs	14,147	14,532	(385)	(2.6)	44,055	45,956	(1,901)	(4.1)
Other operating expenses	12,285	13,328	(1,043)	(7.8)	36,949	36,855	94	0.3
Provision for policy losses and other claims	43,869	42,567	1,302	3.1	121,118	121,600	(482)	(0.4)
Depreciation and amortization	940	692	248	35.8	2,390	1,581	809	51.2
Premium taxes	1,192	1,216	(24)	(2.0)	3,364	3,723	(359)	(9.6)
Interest	8	5	3	60.0	9	5	4	80.0

	72,441	72,340	101	0.1	207,885	209,720	(1,835)	(0.9)

Income (loss) before income taxes and minority interests	$317	$10,067	$(9,750)	(96.8)	$17,491	$35,555	$(18,064)	(50.8)

Margins	0.4%	12.2%	(11.8)%	(96.4)	7.8%	14.5%	(6.7)%	(46.5)

Operating revenues for the specialty insurance segment were $72.0 million and $216.2 million for the three and nine months ended September 30, 2008, decreases of $5.3 million, or 6.9% and $14.1 million, or 6.1%, when compared with the respective periods of the prior year. These decreases primarily reflected a decline in business volume impacting both the property and casualty insurance division and the home warranty division.

Investment and other income totaled $3.8 million and $11.9 million for the three and nine months ended September 30, 2008, respectively, decreases of $1.0 million, or 20.8% and $2.1 million, or 14.9% when compared with the respective periods of the prior year. These decreases were primarily due to a decline in the average investment portfolio balance as well as a decrease in yields earned from the portfolio.

Net realized investment losses for the specialty insurance segment totaled $3.1 million and $2.7 million for the three and nine months ended September 30, 2008, respectively, increases of $3.3 million and $3.7 million when compared with the comparable periods of the prior year. The current period net losses were primarily driven by realized losses on the sale of certain securities as well as the above mentioned $0.9 million impairment loss on Fannie Mae and Freddie Mac preferred securities.

Specialty insurance salaries and other personnel costs and other operating expenses were $26.4 million and $81.0 million for the three and nine months ended September 30, 2008, decreases of $1.4 million, or 5.1% and $1.8 million, or 2.2% when compared with the same periods of the prior year. These decreases were primarily due to employee reductions as well as other cost-containment programs.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 67.7% for the current three-month period and 57.8% for the same period of the prior year. This increase in rate was primarily due to an increase in contractor and supplier claims coupled with reduced operating revenues. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 50.5% for the current three-month period, relatively unchanged when compared with 50.8% for the same period of the prior year.

Premium taxes were $3.4 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively. Premium taxes as a percentage of operating revenues were 1.6% for the current nine-month period and for the same period of the prior year.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for both the current three and nine-month periods were 0.4% and 7.8%, down from 12.2% and 14.5% for the comparable periods of the prior year. These decreases primarily reflected increased claims activity at the home warranty business and investment losses.

INFORMATION SOLUTIONS

Information and Outsourcing Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Operating revenues	$173,503	$180,401	$(6,898)	(3.8)	$535,167	$585,892	$(50,725)	(8.7)
Investment and other income	11,103	10,835	268	2.5	39,227	27,928	11,299	40.5
Net realized investment (losses) gains	31	—	31	—	(7)	(3)	(4)	(133.3)

	184,637	191,236	(6,599)	(3.5)	574,387	613,817	(39,430)	(6.4)

Expenses
Salaries and other personnel costs	48,239	52,986	(4,747)	(9.0)	148,986	165,557	(16,571)	(10.0)
Other operating expenses	97,102	89,566	7,536	8.4	273,284	289,023	(15,739)	(5.4)
Provision for policy losses and other claims	5,304	4,178	1,126	27.0	15,896	12,729	3,167	24.9
Depreciation and amortization	5,749	5,645	104	1.8	17,632	16,345	1,287	7.9
Interest	(1,541)	(1,364)	(177)	(13.0)	(4,562)	(3,923)	(639)	(16.3)

	154,853	151,011	3,842	2.5	451,236	479,731	(28,495)	(5.9)

Income (loss) before income taxes and minority interests	$29,784	$40,225	$(10,441)	(26.0)	$123,151	$134,086	$(10,935)	(8.2)

Margins	16.1%	21.0%	(4.9)%	(23.3)	21.4%	21.8%	(0.4)%	(1.9)

Information and outsourcing solutions had total operating revenues of $173.5 million and $535.2 million in the three and nine months ended September 30, 2008, respectively, decreases of $6.9 million, or 3.8%, and $50.7 million, or 8.7%, when compared with the same periods of the prior year. Acquisition activity contributed $0.8 million and $4.6 million of operating revenue for the information and outsourcing solutions segment for the three and nine months ended September 30, 2008. These revenue decreases primarily reflected a decline in volume at the tax service, flood certification and traditional appraisal businesses due to the decline in mortgage originations, offset in part by an increase in production volume for default and outsourcing services and default-related valuation products due to an increase in default and foreclosure activity. Also impacting the revenues at the tax service business were adjustments to deferred revenue totaling $10.2 million and $14.6 million in the three and nine months ended September 30, 2008 due to the lengthening of the service period associated with that portfolio.

Information and outsourcing solutions investment and other income totaled $11.1 million and $39.2 million for the three and nine months ended September 30, 2008, respectively. Information and outsourcing solutions had investment and other income of $10.8 million and $27.9 million for the prior year three and nine-month period. The increases in investment income primarily reflect the results of the segment’s national joint ventures.

Information and outsourcing solutions salaries and other personnel costs were $48.2 million and $149.0 million for the three and nine months ended September 30, 2008, decreases of $4.7 million, or 9.0%, and $16.6 million, or 10.0%, when compared with the same periods of the prior year. Excluding acquisition activity, information and outsourcing solutions salaries and other personnel costs decreased $5.5 million, or 10.4%, and $19.1 million, or 11.5%, in the current three and nine-month periods. These decreases were primarily due to general expense reductions in response to the decrease in business volume, including year-to-date gross domestic headcount reductions in force of 6%, and reductions in employee benefit expenses, including bonus and the profit-driven 401(k) match, the reduction in the profit driven 401(k) match is due to the determination that the Company will not meet the requirement for a 401(k) plan match. These decreases were offset by increased expenses at the default-related businesses due to increased revenues at those entities due to the current market conditions. Also offsetting these decreases were increases in severance expense of $2.1 million and $1.6 million in the three and nine-month periods ended September 30, 2008 relative to the comparable periods of the prior year.

Information and outsourcing solutions other operating expenses were $97.1 million and $273.3 million for the three and nine months ended September 30, 2008, an increase of $7.5 million, or 8.4%, compared to the three-month period of the prior year, and a decrease of $15.7 million, or 5.4%, when compared to the nine-month period of the prior year. Excluding acquisition activity, information and outsourcing solutions other operating expenses increased $7.0 million, or 7.8%, and decreased $17.8 million, or 6.2%, in the current three and nine-month periods, respectively. The current quarter increases are primarily attributed to increased cost of goods sold associated with increased default-related revenues as well as increased legal fees primarily associated with appraisal-related cases. The year to date decreases were primarily due to general expense reductions in response to the decrease in business volume, primarily at the tax servicing, flood and appraisal-related businesses, as well as the impact of management’s cost savings initiatives, offset by increased expenses at the default-related businesses due to increased revenues at those entities resulting from the current market conditions.

Most of the businesses included in the information and outsourcing solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decline. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. The information and outsourcing solutions segment had pre-tax margins for the current three and nine-month periods of 2008 of 16.1% and 21.4%, respectively, down from 21.0% and 21.8% margins for the prior year three and nine-month periods. The margins were impacted by the reduction in revenues, a shift in the revenues and the impact of the adjustments to the tax service revenue in the quarter. Offsetting these factors were benefits from cost reduction efforts as well as the strength of the segment’s relationships with large, national lenders that have experienced market share growth in spite of the current market conditions.

In November 2007, the New York Attorney General (NYAG) filed a lawsuit challenging an appraisal program in which a subsidiary of the Company participated. Since that time, the NYAG publicly announced the initiation of inquiries into the practices of several other participants in the mortgage lending market as well as the practices of participants in the mortgage securitization market, including Freddie Mac and Fannie Mae. In connection with these inquiries, Freddie Mac and Fannie Mae agreed to adopt a Home Valuation Code of Conduct (Code of Conduct) and agreed to refrain from purchasing certain loans from lenders not abiding by that code. The Code of Conduct provides, among other matters, that in underwriting a loan a lender shall not utilize an appraisal report prepared by an appraiser employed by a lender, an affiliate of a lender, an entity that is owned in whole or in part by a lender, a real estate settlement services provider or an entity that is owned in whole or in part by a settlement services provider. Certain of the Company’s appraisal operations may fall into one or more of these categories. The Code of Conduct was subject to a comment period, which ended on April 30, 2008. A number of federal regulators have objected to certain aspects of the Code of Conduct. It is not clear what impact, if any, the comments and objections will have on the Code of Conduct. The director of the Federal Housing Finance Agency has indicated that there will be some modifications to the Code of Conduct and that implementation may be delayed for up to three months. The Company does not believe that the lawsuit filed by the NYAG will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Given the outstanding comments and objections and uncertainty as to what changes, if any, may be made to the Code of Conduct, the Company is unable to determine at this time the effect of the Code of Conduct.

Data and Analytic Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Direct operating revenues	$142,844	$157,671	$(14,827)	(9.4)	$452,205	$484,068	$(31,863)	(6.6)
Agent operating revenues	985	1,758	(773)	(44.0)	4,144	5,685	(1,541)	(27.1)
Investment and other income	2,306	804	1,502	(186.8)	4,773	3,864	909	23.5
Net realized investment (losses) gains	(3,587)	2,477	(6,064)	(244.8)	(3,541)	74,683	(78,224)	(104.7)

	142,548	162,710	(20,162)	(12.4)	457,581	568,300	(110,719)	(19.5)

Expenses
Salaries and other personnel costs	78,551	85,760	(7,209)	(8.4)	251,001	251,000	1	—
Premiums retained by agents	465	1,064	(599)	(56.3)	2,237	3,451	(1,214)	(35.2)
Other operating expenses	30,308	30,487	(179)	(0.6)	79,820	93,520	(13,700)	(14.6)
Provision for policy losses and other claims	4,183	2,062	2,121	102.9	8,938	4,257	4,681	110.0
Depreciation and amortization	16,849	15,093	1,756	11.6	51,948	48,592	3,356	6.9
Premium taxes	115	151	(36)	(23.8)	408	470	(62)	(13.2)
Interest	1,898	2,191	(293)	(13.4)	5,776	6,174	(398)	(6.4)

	132,369	136,808	(4,439)	(3.2)	400,128	407,464	(7,336)	(1.8)

Income (loss) before income taxes and minority interests	$10,179	$25,902	$(15,723)	(60.7)	$57,453	$160,836	$(103,383)	(64.3)

Margins	7.1%	15.9%	(8.8)%	(55.1)	12.6%	28.3%	(15.7)%	(55.6)

Operating revenues for the data and analytic solutions segment were $143.8 million and $456.3 million for the three and nine months ended September 30, 2008, respectively, decreases of $15.6 million, or 9.8%, and $33.4 million, or 6.8%, when compared with the same periods of the prior year. These decreases were primarily due to the effects of the continued slowdown in mortgage originations and the ongoing tightening of the credit markets. These conditions have resulted in a decrease for many of the segment’s traditional loan origination related products, a decrease in mortgage securitization risk analytics, and a drop in the demand for some of the mortgage analytic product offerings; these decreases were offset in part by growth in risk mitigation, custom and licensing product revenues.

Data and analytic solutions investment and other income totaled $2.3 million and $4.8 million for the three and nine months ended September 30, 2008, respectively. Data and analytic solutions investment and other income totaled $0.8 million and $3.9 million for the three and nine months ended September 30, 2007, respectively.

Data and analytic solutions net realized investment losses totaled $3.6 million and $3.5 million for the three and nine months ended September 30, 2008, respectively. Data and analytic solutions had net realized investment gains of $2.5 million and $74.7 million for the prior year three and nine-month periods. The $3.6 million net related investment loss during the current quarter reflects the previously disclosed loss on Fannie Mae and Freddie Mac securities. The prior year nine-month period included a $77.1 million realized gain included in the information and outsourcing solutions segment resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc., as well as a $4.9 million write-down of two investments in unconsolidated affiliates.

Data and analytic solutions salaries and other personnel costs were $78.6 million and $251.0 million for the three and nine months ended September 30, 2008, respectively, a decrease of $7.2 million, or 8.4%, in the current three months and stable for the current nine-month period when compared with the same periods of the prior year. Excluding acquisition activity, data and analytic solutions salaries and other personnel costs decreased $2.3 million, or 0.9%, for the current nine-month period. When excluding the impact of employees transferred into the segment during the current year for management reporting purposes, salaries and other personnel expenses were down $10.3 million in the nine months ended September 30, 2008 relative to the same period in the prior year. These decreases were primarily due to general expense reductions in response to the decrease in business volume, including year-to-date gross domestic headcount reductions in force of 10%, and reductions in employee benefit expenses, including bonus and the profit-driven 401(k) match, the reduction in the profit driven 401(k) match is due to the determination that the Company will not meet the requirement for a 401(k) plan match. Offsetting these decreases were increases in severance expense of $0.4 million and $0.7 million in the three and nine month periods ended September 30, 2008 relative to the comparable periods of the prior year.

Data and analytic solutions other operating expenses were $30.3 million and $79.8 million for the three and nine months ended September 30, 2008, respectively, decreases of $0.2 million, or 0.6%, and $13.7 million, or 14.6%, when compared with the same periods of the prior year. Excluding acquisition activity, data and analytic solutions other operating expenses decreased $15.7 million, or 16.8%, for the current nine-month period. These decreases were primarily due to the overall decline in business volumes and the impact of cost savings initiatives implemented by management. Offsetting these decreases were increases in restructuring costs totaling $0.3 million in the three-month period ended September 30, 2008 and increased legal fees.

The provision for policy losses and other claims was $4.2 million and $8.9 million for the three and nine months ended September 30, 2008, respectively, increases of $2.1 million, or 102.9%, and $4.7 million, or 110.0%, when compared with the same periods of the prior year. The provision for policy losses and other claims increased approximately $2.0 million and $4.7 million in the three and nine-month periods ended September 30, 2008 due to loss expense related to prior year claims on the segment’s second lien product. The losses arise due to the policy claim operating agreement currently in place with the Company’s title insurance operations; upon completion of the announced spin-off or a restructuring of the operating agreement for this business, it is anticipated that the operating agreement will be modified such that the policy claim losses will no longer be born by the segment.

Most of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decrease. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margins for the current three and nine-month periods of 2008 were 7.1% and 12.6%, respectively, down from 15.9% and 17.1% margins for the prior year three and nine-month periods (excluding the impact of the gain recognized in connection with the acquisition of CoreLogic Systems, Inc.). The lower revenues, combined with the high level of fixed costs, primarily drove the decrease year over year; the impact of these items was offset by the impact of the cost cutting initiatives implemented by management. If the results of the segment’s second lien product operations were excluded, margins for the three and nine-month periods ended September 30, 2008 would have been 8.6% and 13.7%, respectively, as compared to 16.7% and 17.1% in the comparable prior periods.

Risk Mitigation and Business Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Operating revenues	$186,459	$219,341	$(32,882)	(15.0)	$587,014	$652,291	$(65,277)	(10.0)
Investment and other income	1,994	1,367	627	45.9	7,527	7,637	(110)	(1.4)
Net realized investment (losses) gains	(389)	(321)	(68)	(21.2)	(6,214)	(443)	(5,771)	(1,302.7)

	188,064	220,387	(32,323)	(14.7)	588,327	659,485	(71,158)	(10.8)

Expenses
Salaries and other personnel costs	58,984	67,842	(8,858)	(13.1)	192,777	207,634	(14,857)	(7.2)
Other operating expenses	94,903	105,934	(11,031)	(10.4)	294,999	325,670	(30,671)	(9.4)
Provision for policy losses and other claims	—	10	(10)	(100.0)	—	10	(10)	(100.0)
Depreciation and amortization	12,171	10,861	1,310	12.1	33,958	32,040	1,918	6.0
Interest	640	2,945	(2,305)	(78.3)	2,140	9,269	(7,129)	(76.9)

	166,698	187,592	(20,894)	(11.1)	523,874	574,623	(50,749)	(8.8)

Income (loss) before income taxes and minority interests	$21,366	$32,795	(11,429)	(34.8)	$64,453	$84,862	(20,409)	(24.0)

Margins	11.4%	14.9%	(3.5)%	(23.7)	11.0%	12.9%	(1.9)%	(14.9)

Risk mitigation and business solutions operating revenues were $186.5 million and $587.0 million for the three and nine months ended September 30, 2008, respectively, decreases of $32.9 million, or 15.0%, and $65.3 million, or 10.0%, when compared with the same periods of the prior year. Acquisitions generated $1.8 million and $4.5 million of operating revenues for the three and nine-month periods and growth in the investigative and litigation support services contributed to the increases as well. These increases were partially offset by the disposition of the US SEARCH.com business in the fourth quarter 2007 and several other business lines in 2008, combined with a general downturn in demand for the credit, data and employment-based products.

Risk mitigation and business solutions investment and other income totaled $2.0 million and $7.5 million for the three and nine months ended September 30, 2008, respectively. Risk mitigation and business solutions investment and other income totaled $1.4 million and $7.6 million for the three and nine months ended September 30, 2007, respectively.

Risk mitigation and business solutions net realized investment losses totaled $0.4 million and $6.2 million for the three and nine months ended September 30, 2008, respectively. Risk mitigation and business solutions had net realized investment losses of $0.3 million and $0.4 million for the prior year three and nine-month period.

Risk mitigation and business solutions salaries and other personnel costs were $59.0 million and $192.8 million for the three and nine months ended September 30, 2008, decreases of $8.9 million, or 13.1%, and $14.9 million, or 7.2%, for the three and nine months ended September 30, 2008, respectively, when compared with the same periods of the prior year. Acquisition activity contributed $0.6 million and $1.7 million of costs for the three and nine months ended September 30, 2008, respectively, and there was severance expense of $1.7 million and $2.7 million in the three and nine-month periods ended September 30, 2008; acquisition related increases were offset by a decrease in salaries and other personnel costs due to the reduction in production volumes in 2008, lower share-based compensation in 2008 and the $8.0 million of severance included in the 2007 results related to the resignation of the former chief executive officer.

Risk mitigation and business solutions other operating expenses were $94.9 million and $295.0 million for the three and nine months ended September 30, 2008, decreases of $11.0 million, or 10.4%, and $30.7 million, or 9.4%, respectively, when compared with the same periods of the prior year. Acquisition activity contributed $0.5 million and $1.5 million of costs. These decreases were primarily due to the reduction in production volumes in 2008, lower information technology costs and other expense reductions. The decreases noted were partially offset by $2.8 million and $4.5 million of restructuring expenses in the three and nine-month periods ended September 30, 2008.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins for the current three and nine-month periods were 11.4% and 11.0%, respectively, compared with 14.9% and 12.9% for the prior year three and nine-month periods.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Investment and other (losses) income	$315	$1,380	$(1,065)	(77.2)	$2,561	$(3,686)	$6,247	169.5
Gain on stock issued by a subsidiary	—	123	(123)	(100.0)	1,325	9,426	(8,101)	(85.9)
Net realized investment (losses) gains	1,428	(974)	2,402	246.6	(1,547)	(21,652)	20,105	92.9

	1,743	529	1,214	229.0	2,339	(15,912)	18,251	114.7

Expenses
Salaries and other personnel costs	9,682	21,611	(11,929)	(55.2)	32,708	61,233	(28,525)	(46.6)
Other operating expenses	8,646	9,114	(468)	(5.1)	26,083	30,744	(4,661)	(15.2)
Depreciation and amortization	3,470	4,361	(891)	(20.4)	11,224	13,394	(2,170)	(16.2)
Interest	13,744	10,164	3,580	35.2	37,852	26,397	11,455	43.4

	35,542	45,250	(9,708)	(21.5)	107,867	131,768	(23,901)	(18.1)

Income (loss) before income taxes and minority interests	$(33,799)	$(44,721)	$10,922	24.4	$(105,528)	$(147,680)	$42,152	28.5

Net realized investment losses for the prior year nine-month period included a $15.8 million impairment loss related to the valuation of an unconsolidated affiliate.

Corporate total salaries and other personnel costs and other operating expenses totaled $18.3 million and $58.8 million for the three and nine months ended September 30, 2008, respectively, decreases of $12.4 million, or 40.3%, and $33.2 million, or 36.1%, when compared with the same periods of the prior year. These decreases were primarily due to changes in technology initiatives, salary reductions, employee reductions, decreased employee benefit and retirement costs, and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company.

Interest expense was $13.7 million and $37.9 million for the three and nine months ended September 30, 2008, respectively, increases of $3.6 million, or 35.2%, and $11.5 million, or 43.4%, when compared with the same periods of the prior year. Interest expense includes interest associated with inter-company notes issued to the home warranty business (a component of the specialty insurance segment) and the title insurance business. These amounts totaled $2.9 million and $6.1 million for the three and nine months ended September 30, 2008, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2007, respectively. Excluding inter-company interest expense, corporate interest expense increased relative to the prior periods due to incremental draws on the Company’s credit facility. The inter-company interest expense at the corporate level and related interest income which is included in the title insurance and specialty insurance segments are eliminated in the consolidated financial statements.

Eliminations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues
Operating revenues	$(29,797)	$(23,477)	$(6,320)	(26.9)	$(78,637)	$(79,396)	$759	1.0
Investment and other income	(2,856)	(713)	(2,143)	(300.6)	(6,087)	(2,176)	(3,911)	(179.7)

	(32,653)	(24,190)	(8,463)	(35.0)	(84,724)	(81,572)	(3,152)	(3.9)

Expenses
Other operating expenses	(29,797)	(23,477)	(6,320)	(26.9)	(78,637)	(79,396)	759	1.0
Interest expense	(2,856)	(713)	(2,143)	(300.6)	(6,087)	(2,176)	(3,911)	(179.7)

	(32,653)	(24,190)	(8,463)	(35.0)	(84,724)	(81,572)	(3,152)	(3.9)

Income (loss) before income taxes and minority interests	$—	$—	$—	—	$—	$—	$—	—

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of pretax income before minority interest expense) was 35.8% for the nine months ended September 30, 2008, and 29.3% for the same period of the prior year. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and minority interests and the effect of interest and penalties recognized for the nine months ended September 30, 2008, relating to FIN 48. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense. The change in the quarter in the liability for income taxes associated with uncertain tax positions, the net amount that favorably affects the effective tax rate and the change in the amount accrued for interest and penalties primarily relates to a foreign transfer pricing matter impacted by recent administrative and judicial developments. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through September 30, 2008. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

MINORITY INTERESTS

Minority interest expense was $10.2 million and $45.5 million for the three and nine months ended September 30, 2008, respectively, decreases of $9.8 million and $37.5 million when compared with $20.0 million and $83.0 million for comparable periods of the prior year. The prior year nine-month period included the minority interest portion of a $77.1 million realized gain recognized by the Company’s joint venture with Experian. This gain resulted from the combination of the Company’s Real Estate Services division with CoreLogic Systems, Inc.

NET (LOSS) INCOME

Net loss for the three months ended September 30, 2008 was $8.3 million, or $0.09 per diluted share. Net income for the nine months ended September 30, 2008 was $40.6 million, or $0.44 per diluted share, respectively. Net income for the three and nine months ended September 30, 2007, was $46.6 million, or $0.49 per diluted share, and $64.4 million, or $0.66 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $336.9 million for the nine months ended September 30, 2008, and $319.0 million for the nine months ended September 30, 2007. The decrease for the current year period was due primarily to an increase in deposits with banks, net purchases of debt and equity securities, cash paid for acquisitions and capital expenditures. The uses were offset by cash provided from operations, an increase in demand deposits and net borrowings. The decrease for the prior year period was primarily due to purchases of debt securities, cash paid for acquisitions, capital expenditures and the net change in demand deposits.

Notes and contracts payable as a percentage of total capitalization were 22.4% and 21.6% at September 30, 2008 and at December 31, 2007, respectively.

In both June and July 2008, the Company borrowed $70.0 million on its credit facility to fund a portion of the $200.5 million transfer of assets to First American Title Insurance Company (“FATICO”), its wholly owned title insurance subsidiary. The Company has $160.0 million of borrowing capacity available on its $500.0 million committed credit facility due 2012.

The Company has a share repurchase program with a total amount authorized under the program, as amended, of $800.0 million, of which $360.4 million remains available. Between inception of the program and September 30, 2008, the Company had repurchased and retired approximately 10.5 million of its Common shares for a total purchase price of $439.6 million. The Company has not repurchased any shares in the current nine-month period.

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

As the overall composition of the Company’s investment portfolio and nature of the items invested in has not changed substantially since December, 31, 2007, management believes that there have been no material changes in the Company’s market risks since the filing of its Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company maintained a reserve for these lawsuits totaling $63.7 million at September 30, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at September 30, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

The Company has added the risk factor set forth below. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Part II, Item 1A of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, respectively, and as further updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

17. Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits. Should one or more of the financial institutions at which the Company maintains deposits fail, there is no guarantee that the Company would recover the funds it has deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, the Company also could be held liable for the funds owned by third parties. Such events could be disruptive to the Company’s business and could adversely affect the Company’s liquidity, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. As of September 30, 2008, the Company repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July1 to July 31, 2008	—	—	—	$360,369,939
August 1 to August 31, 2008	—	—	—	$360,369,939
September 1 to September 30, 2008	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

/s/ Parker S. Kennedy
Parker S. Kennedy
Chairman and Chief Executive Officer

/s/ Max O. Valdes
Max O. Valdes
Chief Financial Officer

Date: October 30, 2008

EXHIBIT INDEX

Exhibit No.	Description	Location
10(a)	Arrangement regarding bonus plan for named executive officers, approved July 29, 2008.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K dated July 29, 2008.

10(b)	Employment Agreement, dated September 12, 2008, between First American Title Insurance Company and Curt G. Johnson.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.