Form 10-K
period 2008-12-31
FIRST AMERICAN CORP
filed 2009-03-02
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $2,400,271,474.

On February 23, 2009, there were 93,000,319 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2009 annual meeting of the shareholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION ANNOUNCED JANUARY 15, 2008 AND THE TIMING, FORM AND TAX FREE NATURE THEREOF;

•

THE COMPANY’S COST CONTROL INITIATIVES, BRAND STRATEGY, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE, COMMERCIAL AND INTERNATIONAL SALES EFFORTS, AND OTHER PLANS AND FOCUSES WITH RESPECT TO ITS TITLE INSURANCE BUSINESS;

•	THE NUMBER OF INSTANCES IN WHICH THE COMPANY RETAINS PRIMARY RISK ABOVE $100 MILLION ON TITLE INSURANCE POLICIES FOR COMMERCIAL TRANSACTIONS;

•	FUTURE PRICE ADJUSTMENTS FOR TITLE INSURANCE POLICIES;

•	THE COMPANY’S CONTINUED EFFORTS TO FOCUS ON ORGANIC GROWTH, PRODUCT DEVELOPMENT AND MARGIN IMPROVEMENT AND TO STREAMLINE ITS BUSINESS;

•	THE ADEQUACY OF THE THRIFT COMPANY’S ALLOWANCE FOR LOAN LOSSES;

•	THE LIKELY DEGREE OF CHANGE TO THE COMPANY’S TITLE INSURANCE LOSS RATES;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE EFFECTS ON FUTURE CLAIMS OF MORE STRINGENT LENDING STANDARDS, REAL ESTATE PRICES AND VOLATILITY IN THE CURRENT ECONOMIC ENVIRONMENT;

•	EXPECTED LOSS RATIOS FOR POLICY YEAR 2008 AND OTHER POLICY YEARS;

•	FUTURE IMPAIRMENT CHARGES RESULTING FROM VOLATILITY IN THE CURRENT MARKETS;

•	THE IMPACT OF THE CONTINUED WEAKNESS IN THE REAL ESTATE AND MORTGAGE MARKETS ON THE COMPANY’S LINES OF BUSINESS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;

•	THE TIMING OF CLAIM PAYMENTS;

•	THE IMPACT OF DIVIDEND, LOAN AND ADVANCE RESTRICTIONS ON THE COMPANY’S ABILITY TO MEET ITS CASH OBLIGATIONS;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	THE IMPACT OF THE ADOPTION OF SFAS 141(R) AND SFAS 160 ON THE COMPANY’S FINANCIAL STATEMENTS;

•	CREDIT LOSSES ON THE COMPANY’S NON-AGENCY MORTGAGE AND ASSET-BACKED SECURITIES PORTFOLIO;

•	THE CONTINUED REINVESTMENT OF UNDISTRIBUTED EARNINGS IN THE COMPANY’S FOREIGN SUBSIDIARIES;

•	ESTIMATED NET LOSS AND PRIOR SERVICE CREDIT AND CASH CONTRIBUTIONS RELATING TO PENSION PLANS; AND

•	THE ANTICIPATED WEIGHTED AVERAGE PERIOD OF RECOGNITION OF STOCK OPTIONS AND RSUs;

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;

•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;

•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	GENERAL VOLATILITY IN THE CAPITAL MARKETS;

•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;

•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;

•

THE INABILITY TO CONSUMMATE THE SPIN-OFF TRANSACTION OR TO CONSUMMATE IT IN THE FORM ORIGINALLY PROPOSED AS A RESULT OF, AMONG OTHER FACTORS, THE INABILITY TO OBTAIN NECESSARY REGULATORY APPROVALS, THE FAILURE TO OBTAIN THE FINAL APPROVAL OF THE COMPANY’S BOARD OF DIRECTORS, THE INABILITY TO OBTAIN THIRD PARTY CONSENTS OR UNDESIRABLE CONCESSIONS OR ACCOMMODATIONS REQUIRED TO BE MADE TO OBTAIN SUCH CONSENTS, THE LANDSCAPE OF THE REAL ESTATE AND MORTGAGE CREDIT MARKETS, MARKET CONDITIONS, THE INABILITY TO TRANSFER ASSETS INTO THE ENTITY BEING SPUN-OFF OR UNFAVORABLE REACTIONS FROM CUSTOMERS, RATINGS AGENCIES, INVESTORS OR OTHER INTERESTED PERSONS;

•

THE INABILITY TO REALIZE THE BENEFITS OF THE PROPOSED SPIN-OFF TRANSACTION AS A RESULT OF THE FACTORS DESCRIBED IMMEDIATELY ABOVE, AS WELL AS, AMONG OTHER FACTORS, INCREASED BORROWING COSTS, COMPETITION BETWEEN THE RESULTING COMPANIES, UNFAVORABLE REACTIONS FROM EMPLOYEES, THE INABILITY OF THE FINANCIAL SERVICES COMPANY TO PAY THE ANTICIPATED LEVEL OF DIVIDENDS, THE TRIGGERING OF RIGHTS AND OBLIGATIONS BY THE TRANSACTION OR ANY LITIGATION ARISING OUT OF OR RELATED TO THE SEPARATION;

•	CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS;

•	CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES; AND

•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K.

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

On January 15, 2008, the Company announced its intention to separate its financial services companies from its information solutions companies via a spin-off transaction, resulting in two separate publicly traded entities. The Company continues to proceed with preparations for the anticipated separation. However, because of negative trends and continued uncertainty in the real estate and mortgage credit markets and the Company’s desire to focus on responding to these conditions, among other factors, the Company’s Board of Directors determined on July 30, 2008, to delay the consummation of the transaction. While there has been no change to the intention to separate the Company’s financial services businesses from its information solutions businesses, the Company intends to monitor market conditions continuously and to consummate the transaction when such conditions warrant it. The transaction remains subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the Securities and Exchange Commission, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information solutions. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies and provides related escrow services, accommodates tax-deferred exchanges and provides investment advisory services, trust services, lending and deposit products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments comprise its information solutions group. The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. The data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database access tools and automated appraisal services. The risk mitigation and business solutions segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides consumer credit reporting solutions for mortgage and home equity needs, transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting, lead generation services, consolidated consumer credit reports and automotive lead development services for the automotive dealer marketplace, employment background screening, hiring management solutions, occupational health services, tax incentive services, payroll and human resource management, resident screening services, property management software, renters’ insurance services, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative services. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including flood zone determinations, based on the number of flood zone certification reports issued; tax monitoring services, based on the number of loans under service; credit reporting services to the United States mortgage lending industry, based on the number of credit reports issued; credit reports focusing on specialty borrowers in the United States, based on the number of credit reports issued; property data services, based on the number of inquiries; automated appraisals, based on the number of reports sold; and MLS services, based on the number of active desktops. The Company also believes that it holds the number two market share position for home warranty services, based on an extrapolation of market share statistics provided by regulators in Texas and California. The Company believes that during 2008 it held the number one market share position for title insurance, based on premiums written; however, as a result of the purchase by Fidelity National Financial, Inc. of certain title insurance underwriters and other assets of LandAmerica Financial Group, Inc., the Company believes that it now holds the number two market share position for title insurance.

In 2008, 2007 and 2006 the Company derived 63%, 69% and 73% of its consolidated revenues, respectively, from title insurance products. A substantial portion of the revenues for the Company’s title insurance and services segment result from or relate to resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and new home transactions. Over one-half of the revenues in the Company’s data and analytic solutions and information and outsourcing solutions segments and approximately 18% of the revenues from the Company’s risk mitigation and business solutions segment also depend on real estate activity. The remaining portion of the data and analytic solutions and risk mitigation and business solutions segments’ revenues are less impacted by, or are isolated from, the volatility of real estate transactions. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

The Financial Services Group

Title Insurance and Services Segment

The title insurance and services segment’s principal product is policies of title insurance and related escrow services on residential and commercial property. This segment also accommodates tax-deferred exchanges of real estate and provides investment advisory services, trust services, lending and deposit products and other related products and services.

Overview of Title Insurance Industry

Title to, and the priority of interests in, real estate are determined in accordance with applicable laws. In most real estate transactions, mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of certain defects in title. In most parts of the United States, title insurance has become accepted as the most efficient means of providing such protection.

Title Policies.    Title insurance policies insure the interests of owners or lenders against defects in the title to real property. These defects include adverse ownership claims, liens, encumbrances or other matters affecting such title which existed at the time a title insurance policy was typically issued and which were not excluded from coverage. Title insurance policies are issued on the basis of a title report, which is typically prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

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

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations. The major expenses of a title company relate to such searches and examinations, the preparation of preliminary reports or commitments and the maintenance of title plants, and not from claim losses as in the case of property and casualty insurers.

The Closing Process.    Title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction, a real estate broker, lawyer, developer, lender or closer involved in the transaction orders title insurance on behalf of an insured. Once the order has been placed, a title insurance company or an agent typically conducts a title search to determine the current status of the title to the property. When the search is complete, the title company or agent prepares, issues and circulates a commitment or preliminary report to the parties to the transaction. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

The closing function, sometimes called an escrow in the western United States, is often performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer”. Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is “closed.” The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time lag between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. Before a closing takes place, however, the closer would request that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, would work with the seller to eliminate them so that the title insurer would issue the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.    A title policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which are not themselves licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent typically performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent.

Premiums.    The premium for title insurance is due and earned in full when the real estate transaction is closed. Premiums are generally calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

The Company’s Title Insurance Operations

Overview.    The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title or related services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Chile, China, Ireland, Latin America, Mexico, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries.

Beginning in 2007, in response to deteriorating market conditions and as part of an effort to enhance its operating efficiency and improve its margins, the Company sharpened its focus on controlling costs by reducing employee count, consolidating offices, centralizing agency and administrative functions, optimizing management structure and rationalizing its brand strategy. The Company plans to continue these efforts where appropriate. In addition, the Company will continue to scrutinize the profitability of its agency relationships, increase its offshore leverage and develop new sales opportunities. Beginning at the end of 2008, the Company initiated an effort to optimize its claims handling process through, among other things, centralization of claims handling, enhanced corporate control over the claims process and claims process standardization. The Company recently accelerated the timetable for completing this effort.

Sales and Marketing.    The Company markets its title insurance services to a broad range of customers. The Company believes that its primary source of business is referrals from persons in the real estate community, such as independent escrow companies, real estate agents and brokers, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. In addition to the referral market, the Company markets its title insurance services directly to large corporate customers and mortgage lenders and servicers. In periods with high levels of foreclosures, mortgage servicers, foreclosure outsourcing providers and investors are important sources of title insurance business and the Company actively markets to these groups. As title agents contribute a large portion of the Company’s revenues, the Company also markets its title insurance services to independent agents. The Company’s marketing efforts emphasize the combination of its products, the quality and timeliness of its services, process innovation and its national presence.

The Company provides its sales personnel with training in selling techniques, and each branch manager is responsible for hiring the sales staff and ensuring that sales personnel under his or her supervision are properly trained. The Company also maintains a client relations group to coordinate sales to institutional customers, such as lenders, mortgage servicers, foreclosure outsourcing providers and investors.

The Company has expanded its commercial business base primarily through increased commercial sales efforts. Because commercial transactions involve higher coverage amounts and higher premiums, commercial title insurance business generally generates greater profit margins than does residential title insurance business. Though current market conditions have proven difficult for this business, the Company expects that on a relative basis, over the long term, these characteristics still apply. Accordingly, the Company plans to continue to emphasize its commercial sales program. The Company’s national commercial services division also has a dedicated sales force. One of the responsibilities of the sales personnel of this division is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multi-state basis.

The Company supplements the efforts of its sales force through general advertising in various trade and professional journals.

Sales outside of the United States accounted for 9.8%, 7.9% and 5.8% of the Company’s title revenues in 2008, 2007 and 2006, respectively. Though current market conditions also have proven challenging for the title insurance business internationally, because of the increasing acceptance of title insurance in foreign markets and the attractive earnings that have been generated historically, the Company plans to continue to expand its international sales efforts, particularly in Canada, the United Kingdom and other parts of Europe, Australia and South Korea.

Underwriting.    Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. The Company believes that it is important for the underwriting function to operate efficiently and effectively at all decision making levels so that transactions may proceed in a timely manner. To perform this function, the Company has underwriters at the branch level and the regional/divisional level, to whom the Company gives varying levels of underwriting authority.

Agency Operations.    The relationship between the Company and each agent is governed by an agency agreement which states the conditions under which the agent is authorized to issue title insurance policies on behalf of the Company. The agency agreement also prescribes the circumstances under which the agent may be liable to the Company if a policy loss occurs. Although such agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause, certain agents have negotiated more favorable terms to the agent. Beginning in early 2008, the Company intensified its effort to evaluate all of its agency relationships, including a review of premium splits, deductibles and claims. As a result, the Company has terminated or renegotiated the terms of many of its agency relationships.

The Company has an agent selection process and audit review program. In determining whether to engage an independent agent, the Company obtains information regarding, among other items, the agent’s experience and background. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company also maintains agent representatives and agent auditors. Generally, agent auditors perform an examination of the agent’s books and records on an annual basis. In addition to these annual reviews, an expanded review will be triggered if certain “warning signs” are evident. Warning signs that can trigger an expanded review include the failure to implement Company required accounting controls, shortages of escrow funds and failure to remit underwriting fees on a timely basis. Adverse findings in an agency audit may result in the imposition of additional underwriting or other restrictions or, if warranted, termination of the agency relationship.

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

In settling claims, the Company occasionally purchases and ultimately sells the interest of the insured in the real property or the interest of the claimant adverse to the insured. These assets, which totaled $38.5 million at December 31, 2008, are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

Reinsurance and Coinsurance.    The Company assumes and distributes large title insurance risks through mechanisms of reinsurance and coinsurance. In reinsurance arrangements, in exchange for a premium, the reinsurer accepts that part of the risk which the primary insurer cedes to the reinsurer over and above the portion retained by the primary insurer. The primary insurer, however, remains liable for the total risk in the event that the reinsurer does not meet its obligation. As a general policy the Company does not retain more than $100 million of primary risk on any single policy. In recent years, as the Company’s commercial business has grown, the number of instances in which the Company has retained risk above the threshold has increased, though in the current economic climate, this trend is expected to mitigate. Under coinsurance arrangements each coinsurer is typically liable with the other coinsurer(s) for the amount of risk to which it agrees. The Company’s reinsurance activities account for less than 1.0% of its total title insurance operating revenues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Over thirty title insurance underwriters, for example, are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Financial, Inc., Stewart Title Guaranty Company and Old Republic International Corporation. During 2008, LandAmerica Financial Group, Inc., believed to be the third largest provider of title insurance in the United States, filed for bankruptcy protection and sold certain of its title insurance underwriters and other assets to Fidelity, which at the time the Company believed to be the second largest provider of title insurance. In addition to these competitors, small nationwide, regional and local competitors as well as numerous agency operations throughout the country provide aggressive competition on the local level.

The Company believes that competition for title insurance business is based primarily on the quality and timeliness of service, because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In those states where prices are not established by regulatory authorities, the price of title insurance policies is also an important competitive factor. The Company continuously evaluates its pricing, and based on competitive, market and regulatory conditions and claims history, among other factors, intends to continue to adjust its prices as and where appropriate. In certain transactions, such as those involving commercial properties, financial strength is also important.

Trust and Investment Advisory Services.    Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. This subsidiary, First American Trust, FSB, offers investment advisory services and manages equity and fixed-income securities. As of December 31, 2008, the trust company managed $2.1 billion of assets, administered fiduciary and custodial assets having a market value in excess of $3.4 billion, had assets of $1.2 billion, deposits of $1.1 billion and stockholder’s equity of $41.8 million.

Lending and Deposit Products.    During 1988, the Company acquired an industrial bank that accepts thrift deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2008, this company, First Security Thrift Company, had approximately $253.7 million of deposits and $153.9 million of loans outstanding.

Loans made or acquired during the current year by the thrift totaled $45.1 million, with an average new loan balance of $939,504. The average loan balance outstanding at December 31, 2008, was $643,845. Loans are made only on a secured basis, at loan-to-value percentages generally less than 75%. The thrift specializes in making commercial real estate loans. The majority of the thrift’s loans are made on a fixed-to-floating rate basis. The average yield on the thrift’s loan portfolio as of December 31, 2008, was 7.08%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The thrift’s primary competitors in the Southern California commercial real estate lending market are local community banks, other thrift and loan companies and, to a lesser extent, commercial banks. The thrift’s average loan to value was approximately 47% at December 31, 2008.

The performance of the thrift’s loan portfolio is evaluated on an ongoing basis by management of the thrift. The thrift places a loan on non-accrual status when two payments become past due. When a loan is placed on non-accrual status, the thrift’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2008, if all of such loans had been current in accordance with their original terms, totaled $0.

The following table sets forth the amount of the thrift’s non-performing loans as of the dates indicated.

	Year Ended December 31
	2008	2007	2006	2005	2004
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—

Based on a variety of factors concerning the creditworthiness of its borrowers, the thrift determined that it had no non-performing assets as of December 31, 2008.

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

The following table provides certain information with respect to the thrift’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2008	2007	2006	2005	2004
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,488	$1,440	$1,410	$1,350	$1,290

Charge-offs:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provision for losses	112	48	30	60	60

Balance at end of year	$1,600	$1,488	$1,440	$1,410	$1,350

Ratio of net charge-offs during the year to average loans outstanding during the year	0%	0%	0%	0%	0%

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

	Year Ended December 31
	2008		2007		2006		2005		2004
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$1,600	100	$1,488	100	$1,440	100	$1,410	100	$1,349	100
Other	—	—	—	—	—	—	—	—	1	—

	$1,600	100	$1,488	100	$1,440	100	$1,410	100	$1,350	100

Specialty Insurance Segment

Home Warranties.    The Company’s home warranty business provides residential service contracts that cover many of the major systems and appliances in residential homes against failures that occur as the result of normal usage during the coverage period. Most of these policies are issued on resale residences, although policies are also available in some instances for new homes. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon approval of the Company. Coverage and pricing typically vary by geographic region. Fees for the warranties may be paid at the closing of the home purchase or directly by the consumer and are recognized monthly over a 12-month period. Renewal premiums may be paid by a number of different options. In addition, the contract holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, although the Company also markets directly to consumers. The Company also markets renewals primarily directly to consumers. This business currently operates in 34 states and the District of Columbia.

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

The Information Solutions Group

Information and Outsourcing Solutions Segment

The information and outsourcing solutions segment provides a wide-range of products and services, including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. The segment’s primary source of revenue is large, national mortgage lenders; additional customers include, but are not limited to, regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Tax Monitoring.    The Company’s tax monitoring service, established in 1987, advises mortgage originators and servicers of the status of property tax payments due on real estate securing their loans. In October 2003, the Company grew this business with the acquisition of Transamerica Finance Corporation’s tax monitoring business. The Company believes that it is currently the largest provider of tax monitoring services in the United States.

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

The Company generally receives a fee for the loan at the time a life of the loan contract is entered into or the loan is funded and recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the first two years of the contract. Historically, the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been relatively minor. In addition, when performing tax outsourcing the Company performs the servicers’ tax payment processing function for the life of the loan for an additional fee.

Flood Zone Certification.    In January 1995, the Company entered the flood zone certification business with the acquisition of Flood Data Services, Inc. In October 2003, the Company substantially expanded this business with the acquisition of Transamerica Flood Hazard Certification, Inc., one of the Company’s primary competitors in this business. This business furnishes to mortgage originators and servicers a report as to whether a subject property lies within a governmentally delineated flood hazard area and monitors the property for flood hazard status changes for as long as the loan is active. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan.

Outsourcing and Technology Solutions.    The Company’s outsourcing and technology solutions business sells software and provides services which assist mortgage servicing companies and financial institutions mitigate losses on mortgages that are in default as well as manage foreclosures, maintain and sell real estate owned (“REO”) properties and process foreclosure claims. Its comprehensive suite of solutions supports the default lifecycle from borrower solicitation through settlement. Its loss mitigation services cover the lifecycle of the loss mitigation process and include portfolio analysis, data driven workout options, campaign management and back office fulfillment, including signature and recording services. Additionally, the Company provides flexible staffing models that give its clients the ability to respond to growing delinquency volumes while substantially eliminating capacity fluctuations.

Appraisal Services.    This segment also provides appraisal services to mortgage lenders, real estate agents, investors and other businesses requiring valuations of real property. These services generally consist of traditional appraisals, which require physical inspection and human analysis, and broker price opinion services, which value real property based on the opinions of real estate brokers and agents.

Data and Analytic Solutions Segment

The Company’s data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics, provides database access tools to various businesses, in particular to businesses operating in the real estate industry, and provides automated valuation models which use data and sophisticated mathematical models and analytic tools to arrive at a property valuation. The Company’s data and analytic solutions segment’s primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed income investors, real estate agents, property and casualty insurance companies and title insurance companies. The data offered by this segment includes loan information, property characteristic information and images of publicly recorded documents relating to real property. This segment also manages databases of title and tax records, known as title plants, which are used primarily by title insurance companies in the issuance of title insurance policies.

The data and analytic solutions segment was created in the Company’s First American Real Estate Solutions LLC (“FARES”) joint venture with an affiliate of Experian Group Limited in January 1998. Since that time this segment has grown through a number of significant acquisitions. In June 1998, the Company entered the imaged document business with the acquisition of Data Tree Corporation. In July 2000, the Company combined its title plant business with a competing business owned by a competitor, LandAmerica, resulting in FARES owning 80% of the combined entity, DataTrace Information Services LLC. In August 2000, the Company combined its property data business with Transamerica Corporation’s competing business. At the time the Company owned 80% of the resulting entity. During 2004, the Company purchased the remaining 20%. In April 2005, the Company expanded its offering of analytic products with the acquisition of LoanPerformance. This company provides mortgage information and mortgage performance and risk analytics largely to mortgage investors, originators and servicers. In February 2007, the Company combined its property data and related analytics businesses with CoreLogic Systems, Inc., a provider of mortgage risk assessment and fraud prevention solutions. The former stockholders of CoreLogic own approximately 18% of the combined entity.

Risk Mitigation and Business Solutions Segment

The Company’s risk mitigation and business solutions segment is comprised entirely of First Advantage Corporation, a public company whose shares of Class A common stock trade on the NASDAQ Global Market under the ticker symbol FADV. First Advantage was formed in the 2003 merger of the Company’s screening information segment with US SEARCH.com, Inc. Since that time First Advantage has grown substantially through acquisitions. In particular, in September 2005, the Company contributed its credit information group to

First Advantage in exchange for additional Class B common stock of First Advantage. In October 2007, First Advantage completed the sale of its US SEARCH business. As of December 31, 2008, the Company, together with its FARES joint venture with Experian, indirectly owned all of First Advantage’s outstanding Class B common stock. These Class B shares constituted approximately 80.2% of the economic interest of First Advantage as of December 31, 2008, of which the Company’s indirect interest equals approximately 74.4% and Experian’s indirect interest equals approximately 5.8%. The Class B shares, which are entitled to ten votes per share, represent approximately 98% of the voting interest of First Advantage as of December 31, 2008.

First Advantage operates in six primary business segments: lender services, data services, dealer services, employer services, multifamily services, and investigative and litigation support services. First Advantage’s lender services segment offers consumer credit reporting solutions for mortgage and home equity needs. Its data services segment provides transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting and lead generation services. Through its dealer services segment, First Advantage serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead development services. First Advantage’s employer services segment provides employment background, hiring management solutions, occupational health services, tax incentive services and payroll and human resource management. Its multifamily services segment provides resident screening services, property management software and renters’ insurance services. First Advantage’s investigative and litigation support services segment supports businesses and law firms nationwide with their computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative needs.

Acquisitions

Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986, the Company began expanding into other real estate business information services. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. Through 2007, the Company had made numerous strategic acquisitions designed to expand its direct title operations, as well as the range of services it can provide to its customers, and to diversify its revenues and earnings. Beginning in 2007, the number of acquisitions slowed considerably, as the Company focused on organic growth, product development and margin improvement. During 2008, the Company, as part of its efforts to streamline its business and improve its margins, undertook to identify non-strategic assets and, where possible, disposed of those assets. The Company expects to continue these efforts during 2009.

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

In 1999, the Company entered into the property and casualty insurance business through the acquisitions of Great Pacific Insurance Company and Five Star Holdings, Inc. These businesses currently operate under the names First American Specialty Insurance Company and First American Property and Casualty Insurance Company. The property and casualty business is subject to regulation by state insurance regulators in the states in which these companies transact business.

The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of “control” of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the amount and payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and policy forms approvals.

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

Investment Policies

The Company’s investment activities primarily are overseen at the parent company level by an investment committee made up of certain senior executives, which is advised by, and has delegated certain functions to, an investment advisory committee. The investment advisory committee’s members include the Company’s portfolio manager and certain treasury department personnel. Certain day to day investment decisions have been delegated to the investment advisory committee, to be made within the guidelines and pursuant to the direction provided by the investment committee from time to time. Policy setting, oversight, and significant individual investment decisions occur at the investment committee level. In addition, a number of the Company’s regulated subsidiaries, including its title insurance underwriters, property and casualty insurance companies and federal savings bank are required to maintain investment committees at the subsidiary level. The investment policies and objectives of these regulated subsidiaries depend to a large extent on their particular business and regulatory considerations. For example, the federal savings bank, First American Trust, FSB, is required to maintain at least 65% of its asset portfolio in loans or securities that are secured by real estate. The bank currently does not make real estate loans, and therefore fulfills this regulatory requirement predominately through investments in mortgage backed securities. In addition, state laws impose certain restrictions upon the types and amounts of investments that may be made by the Company’s regulated insurance subsidiaries.

Pursuant to the Company’s investment policy, fiduciary funds are to be managed in a manner designed to ensure return of the principal to the underlying beneficiaries and, where appropriate, return to the Company. The policy further provides that operating and Company investment funds are to be managed to prudently balance the earnings, liquidity, regulatory and risk objectives of the Company, and that investments should not expose the Company to excessive levels of credit risk, interest (including call, prepayment and extension) risk or liquidity risk.

The Company’s debt and equity investment securities portfolio consists of approximately 95% of fixed income securities. As of December 31, 2008, over 80% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA by Standard & Poor’s Ratings Group, and approximately 95% of the fixed income portfolio is rated or classified as investment grade by one or more of the major ratings agencies or the National Association of Insurance Commissioners.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments. The Company also holds some common and preferred stock and has made strategic investments in companies engaged in the title insurance, settlement services and data and analytics industries.

Employees

As of December 31, 2008, the Company employed 31,411 people on either a part-time or full-time basis. Of these employees, approximately 30% are employed outside of the United States and approximately 5% are employed at unconsolidated subsidiaries.

Available Information

The Company maintains a website, www.firstam.com, which includes financial information and other information for investors, including open and closed title insurance orders (which typically are posted approximately 20 days after the end of each calendar month). The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the “Investors” page of the website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K, or any other filing with the Securities and Exchange Commission unless the Company expressly incorporates such materials.

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

1. Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which the Company’s products and services are purchased decreases. The Company has found that the number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations:

•	when mortgage interest rates are high;

•	when the availability of credit, including mortgage funding, is limited; and

•	when real estate values are declining.

2. Current unfavorable economic conditions may have a material adverse effect on the Company

Recent uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company and other companies in the industries in which it operates. In addition, the Company holds investments in entities, such as title agents, settlement service providers, and data and analytics providers, and instruments, such as mortgage backed securities, which may be negatively impacted by these conditions. The Company also owns a federal savings bank into which it deposits some of its own funds and some funds it holds in trust for third parties. This bank invests those funds and any realized losses incurred are reflected in the consolidated results of the Company. The likelihood of such losses, which generally would not occur if the Company deposited these funds in an unaffiliated entity, increases when economic conditions are unfavorable. The ultimate depth and duration of the economic downturn are unknown. Depending upon the ultimate severity and duration of these conditions, the resulting effects on the Company could be materially adverse, including a significant reduction in the Company’s revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to maintain its current dividend, deterioration in the value of the Company’s investments and increased credit risk from customers and others with obligations to the Company.

3. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies rates the Company’s title insurance operations. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. Accordingly, if the ratings or statutory surplus of the Company’s title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

4. Failures at financial institutions at which the Company deposits funds could adversely affect the Company

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

5. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome to conduct such operations

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses are regulated by various federal, state, local and foreign governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or in interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit the Company’s existing or future operations or make it more burdensome to conduct such operations. These changes may compel the Company to reduce its prices, may restrict the Company’s ability to implement price increases, may restrict the Company’s ability to acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on the Company’s ability to generate revenues, earnings and cash flows.

6. Scrutiny of the Company and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry—an industry in which the Company generates a substantial portion of its revenue and earnings—has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

Governmental entities have inquired into certain practices in the real estate settlement services industry to determine whether the Company or its competitors have violated applicable law, which include, among others, the insurance codes of the various jurisdictions in which the Company operates and the Real Estate Settlement

Procedures Act and similar state and federal laws. Departments of insurance in the various states, either separately or in conjunction with federal regulators, also periodically conduct inquiries, generally referred to at the state level as “market conduct exams”, into the practices of title insurance companies in their respective jurisdictions. Further, from time to time plaintiffs’ lawyers target the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. Any of these types of inquiries or proceedings may result in a finding of a violation of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on the Company’s conduct which could impact its operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows.

7. The Company may find it difficult to acquire necessary data

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

8. Systems interruptions and intrusions may impair the delivery of the Company’s products and services

System interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company depends heavily upon computer systems located in its data centers, including its centers in Santa Ana, California and Westlake, Texas. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities.

9. The Company may not be able to realize the benefits of its offshore strategy

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

10. The Company may not be able to consummate the spin-off transaction, consummate such transaction in its originally proposed form, or realize the anticipated benefits thereof

On January 15, 2008, the Company announced its intention to spin-off its financial services businesses, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company. On July 31, 2008, the Company announced that while it continues to proceed with preparations toward separation it would delay the consummation of the spin-off transaction until market conditions improve. The proposed transaction is highly complex. Because, among other factors, a number of the Company’s businesses are regulated and intertwined and the Company is a party to a multitude of transactions, the completion of the transaction may require significant time, effort and expense. This could lead to a distraction from the day to day operations of the Company’s business, which could adversely affect those operations. In addition, the transaction will require certain regulatory approvals and the final approval of the Company’s board of directors, and may require other third party consents, which could be withheld, or the receipt of which could require the Company to make undesirable concessions or accommodations. The landscape of the real estate and mortgage credit markets also has changed substantially since early 2008, including the dissolution or expected dissolution of certain financial institutions, the bankruptcy of a large competitor of the Company and further consolidation among the Company’s current and potential customers. Market conditions also have put pressure on the revenues, earnings and cash flows of participants in the industries in which the Company operates, including the Company. For these reasons, as well as other potential factors such as the inability to transfer assets into the entity being spun-off or unfavorable reactions from customers, ratings agencies, investors or other interested persons, the Company may not be able to consummate the spin-off transaction or may not be able to consummate the transaction in the form originally proposed. Should the transaction be consummated, factors in addition to those described above could prevent one or both of the resulting companies from being able to realize the anticipated benefits of the separation. These factors include increased borrowing costs, competition between the resulting companies, unfavorable reactions from employees, any inability of the financial services company to pay the anticipated level of dividends, the triggering of rights and obligations by the transaction or any litigation arising out of or related to the separation.

11. Product migration may result in decreased revenue

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

12. Increases in the size of the Company’s customers enhance their negotiating position with respect to pricing and terms and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the ability of these customers to negotiate, where permitted by law, more favorable pricing and more favorable terms for the Company’s products and services. Moreover, these larger customers may prove more capable of performing in-house some or all of the services we provide and, consequently, their demand for the Company’s products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability.

13. Actual claims experience could materially vary from the expected claims experience that is reflected in the Company’s reserve for incurred but not reported (“IBNR”) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a

50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $128.8 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

14. As a holding company, the Company depends on distributions from the Company’s subsidiaries, and if distributions from the Company’s subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations may limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

First American is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of the Company’s subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill current parent company obligations and/or declare and pay dividends to its shareholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available from the Company’s insurance subsidiaries in 2009 is $153.2 million.

15. Certain provisions of the Company’s charter may make a takeover difficult even if such takeover could be beneficial to some of the Company’s shareholders

The Company’s restated articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Accordingly, the Company’s board is empowered, without further shareholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of the Company’s common shareholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although the Company has no present intention of issuing any additional shares or series of preferred stock, the Company cannot guarantee that it will not make such an issuance in the future.

16. The integration of Company acquisitions may be difficult and may result in a failure to realize some of the anticipated potential benefits of acquisitions

When companies are acquired, the Company may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the acquired businesses could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company maintains its executive offices at MacArthur Place in Santa Ana, California. In 2005, the Company expanded its three-building office campus through the addition of two four-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage to approximately 490,000 square feet. The original three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to the Company’s subsidiary, First American Title Insurance Company, in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $45.9 million as of December 31, 2008.

As of December 31, 2006, the Company’s information and outsourcing solutions segment relocated most of its national operations from a facility in Dallas, Texas to a location in Westlake, Texas. The Company entered into a lease expiring in 2017 on the Westlake, Texas facility, which comprises approximately 662,000 square feet. The Company’s title insurance segment occupies a portion of this facility.

In 1999, the Company completed the construction of two office buildings in Poway, California. These two buildings, which are owned by the Company’s title insurance subsidiary and are leased to First Advantage for use by its lender services segment and certain businesses in its dealer services segment, total approximately 153,000 square feet and are located on a 17 acre parcel of land.

The Company’s subsidiary, First Indian Corporation, which is part of the data and analytic solutions segment, has leased approximately 127,000 square feet of a multi-tenant facility in the Bagmane Technology Park in Bangalore, India. The lease expires at the end of 2011. In addition, First Indian Corporation has leased an aggregate of approximately 92,000 square feet of office space in four buildings of the International Technology Park, also located in Bangalore. Three of the leases expire in 2012 and the fourth expires in 2010. The Company has the option to terminate all of the leases in the International Technology Park in 2011.

The office facilities occupied by the Company or its subsidiaries are, in all material respects, in good condition and adequate for their intended use.

Item 3.    Legal Proceedings

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company maintained a reserve for these lawsuits totaling $65.7 million at December 31, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at December 31, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on December 10, 2008. The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting at the annual meeting with respect to each nominee. All nominees were elected.

Name of Nominee	Votes For	Votes Withheld
George L. Argyros	78,629,471	6,946,260
Bruce S. Bennett	81,235,503	4,340,228
J. David Chatham	78,779,022	6,796,709
Glenn C. Christenson	81,289,711	4,286,020
William G. Davis	59,836,722	25,739,009
James L. Doti	78,453,483	7,122,248
Lewis W. Douglas, Jr.	76,919,800	8,655,931
Christopher V. Greetham	80,984,108	4,591,623
Parker S. Kennedy	78,792,066	6,783,665
Thomas C. O’Brien	80,946,404	4,629,327
Frank O’Bryan	78,778,217	6,797,514
Roslyn B. Payne	78,763,375	6,812,356
D. Van Skilling	79,088,296	6,487,435
Patrick F. Stone	81,176,384	4,399,347
Herbert B. Tasker	78,748,041	6,827,690
Virginia M. Ueberroth	78,837,473	6,738,258
Mary Lee Widener	78,798,482	6,777,249

At the meeting, the shareholders of the Company also voted to ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008, with 83,833,890 votes for, 1,314,402 votes against, 427,439 votes abstaining and no broker non-votes.

At the meeting, a proposal to approve amendments to the Company’s Articles of Incorporation and Bylaws increasing the range in the number of directors that may serve on the board from a range of 9 to 17 to a range of 10 to 18 was also approved, with 81,203,074 votes for, 3,993,633 votes against, 379,024 votes abstaining and no broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 23, 2009, was 2,956.

High and low stock prices and dividends declared for the last two years were as follows:

	2008		2007
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$43.58—$28.10	$0.22	$53.26—$40.78	$0.22
June 30	$37.65—$26.40	$0.22	$55.11—$48.98	$0.22
September 30	$33.70—$21.08	$0.22	$52.21—$36.02	$0.22
December 31	$30.34—$15.11	$0.22	$37.46—$30.07	$0.22

On January 15, 2008, the Company announced its intention to separate its financial services companies from its information solutions companies. Following the consummation of the spin-off transaction, the financial services company is expected to pay a dividend. However, the amount of the dividend, if any, depends on the earnings, financial condition and capital requirements of the financial services company at that time. The information solutions company is not expected to pay a dividend following the transaction.

While, prior to the spin-off transaction, the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The ability to pay dividends also is potentially affected by the restrictions described in Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth details regarding equity securities of the Company that were authorized for issuance under equity compensation plans of the Company as of December 31, 2008.

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands, except weighted-average exercise price)
Equity compensation plans approved by security holders	3,691	(1)	$29.68	4,713	(3)
Equity compensation not approved by security holders	340	(4)	$38.78	—

	4,031		$30.59	4,713

(1)	Consists of unexercised outstanding stock options and unvested restricted stock units (“RSUs”) issued under The First American Corporation 1996 Stock Option Plan, The First American Corporation 1997 Directors’ Stock Plan and The First American Corporation 2006 Incentive Compensation Plan. See Note 17 to the Company’s consolidated financial statements for additional information.

(2)	Calculated solely with respect to outstanding unexercised stock options.

(3)	Consists of the sum of the shares remaining under the plans referenced in footnote (1) above and the shares remaining under the Company’s Employee Stock Purchase Plan.

(4)	Consists of shares related to plans assumed by the Company in the purchase of Credit Management Solutions, Inc. and stock options and RSUs issued to Frank V. McMahon as an inducement for him to commence employment.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2008, the Company did not issue any unregistered shares of its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. In 2008, the Company did not repurchase any shares under this plan and cumulatively the Company has repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions) under the plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2008	—	—	—	$360,369,939
November 1 to November 30, 2008	—	—	—	$360,369,939
December 1 to December 31, 2008	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

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

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the corresponding changes in the cumulative total returns of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financials Index and a peer group index. The comparison assumes an investment of $100 on December 31, 2003 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return

	The First American Corp (FAF) (1)	Custom Peer Group (1)(2)	S&P 500 Financial Sector Index (1)	S&P 500 Index (1)
12/31/2003	$100	$100	$100	$100
12/31/2004	$120	$112	$111	$111
12/31/2005	$158	$122	$118	$116
12/31/2006	$144	$129	$141	$135
12/31/2007	$124	$98	$115	$142
12/31/2008	$108	$77	$51	$90

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.

(2)	The peer group consists of the following companies: Assurant, Inc.; Affiliated Computer Services, Inc.; Fidelity National Financial, Inc. (as it existed on December 31, 2003 and its successor entities); Fiserv, Inc.; Old Republic International Corp.; LandAmerica Financial Group, Inc.; Equifax Inc.; Stewart Information Services Corp.; MGIC Investment Corporation; The Dun & Bradstreet Corporation; The PMI Group, Inc.; ChoicePoint Inc.; Fair Isaac Corporation; Fidelity National Information Services, Inc.; and Radian Group Inc., each of which operates in a business similar to a business operated by the Company. The Compensation Committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.    Selected Financial Data

The selected consolidated financial data for the Company for the five-year period ended December 31, 2008, has been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2008	2007	2006	2005	2004
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$6,213,758	$8,222,383	$8,533,597	$8,104,751	$6,722,326
Net (loss) income	$(26,320)	$(3,119)	$287,676	$480,380	$345,847
Total assets	$8,730,055	$8,647,921	$8,224,285	$7,598,641	$6,216,536
Notes and contracts payable	$868,274	$906,046	$847,991	$848,569	$732,770
Deferrable interest subordinated notes	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity	$2,691,876	$2,984,825	$3,202,053	$3,005,733	$2,469,138
Return on average stockholders’ equity	(0.9)%	(0.1)%	9.3%	17.5%	15.9%
Dividends on common shares	$81,542	$82,833	$69,213	$68,636	$52,403
Per share of common stock (Note A)— Net (loss) income:
Basic	$(0.28)	$(0.03)	$2.99	$5.09	$4.00
Diluted	$(0.28)	$(0.03)	$2.92	$4.92	$3.80
Stockholders’ equity	$28.96	$32.50	$33.19	$31.36	$27.42
Cash dividends	$0.88	$0.88	$0.72	$0.72	$0.60
Number of common shares outstanding— Weighted average during the year:
Basic	92,516	94,649	96,206	94,351	86,430
Diluted	92,516	94,649	98,653	97,691	91,669
End of year	92,963	91,830	96,484	95,860	90,058
Title orders opened (Note B)	1,961	2,402	2,510	2,700	2,519
Title orders closed (Note B)	1,399	1,697	1,866	2,017	1,909
Number of employees (Note C)	31,411	37,354	39,670	37,883	30,994

Note A—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note B—Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Note C—Number of employees in 2008, 2007, 2006 and 2005 is based on actual employee headcount, including employees of unconsolidated subsidiaries. Number of employees in 2004 was based on full-time equivalents.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of acquisitions and other non-recurring items that are not presented in accordance with generally accepted accounting principles (“GAAP”). The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of the Annual Report on Form 10-K with additional insight into the operational performance of the Company relative to earlier periods and relative to the Company’s competitors. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Annual Report on Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

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

Effective January 1, 2008, the Company reorganized its two business groups and underlying segments to reflect how the assets and operations at that time were expected to be divided when the spin-off is consummated, which generally reflects how the business is currently managed. Market conditions, the ability to obtain necessary consents and other factors may result in the continued delay or the cancellation of the separation or in the actual form of the separation differing from the current expectations. The segment presentation below reflects this reorganization. All previously reported segment information has been restated to conform to this presentation.

Financial Services Group

•

Title Insurance and Services: The title insurance and services segment issues residential and commercial title insurance policies and provides related escrow services, accommodates tax-deferred exchanges and provides investment advisory services, trust services, lending and deposit products and other related products and services.

•	Specialty Insurance: The specialty insurance segment issues property and casualty insurance policies and sells home warranty products.

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, default management services, loan administration and production services, business process outsourcing, asset valuation and management services, and building and maintaining geospatial proprietary software and databases.

•

Data and Analytic Solutions: The data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database access tools and automated appraisal services.

•

Risk Mitigation and Business Solutions: The risk mitigation and business solutions segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides consumer credit reporting solutions for mortgage and home equity needs, transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting, lead generation services, consolidated consumer credit reports and automotive lead development services for the automotive dealer marketplace, employment background screening, hiring management solutions, occupational health services, tax incentive services, payroll and human resource management, resident screening services, property management software, renters’ insurance services, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative services.

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

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy, and for policies issued by independent agents, when notice of issuance is received from the agent. Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are recognized ratably over the 12-month duration of the policies. The Company’s tax service division defers its tax service fee on life of loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect the estimated impact of prepayments, resulting in a weighted average life of less than 10 years. The Company reviews its tax service contract portfolio on a quarterly basis to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments and adjusts the amortization rates accordingly to reflect current trends. Subscription-based revenues are recognized ratably over the contractual term of the subscription. For most other products, revenues are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Provision for title losses.    The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserves included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of both an in-house actuarial review and independent actuarial study. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR was determined by applying an expected loss rate to operating revenue and adjusting for policy year maturity using the estimated loss development pattern. The expected loss rate is based on historical experience and the relationship of the history to the applicable policy years. This is a generally accepted actuarial method of determining IBNR for policy years at early development ages, and when claims data reflects unusual impacts. IBNR calculated in this way is lower than a multiplicative loss development factor calculation would produce. Factor-based development effectively extrapolates results to date forward through the lifetime of the policy year’s development. Management believes the expected loss rate method is appropriate for recent policy years, because of the high level of loss emergence during the past two calendar years. This loss emergence is believed to consist largely of acceleration of claims that otherwise would have been realized later and one-time losses. Both of these effects are results of temporary economic conditions that are not expected to persist throughout the development lifetime of those policy years.

For more mature policy years (generally, policy years aged more than three years), IBNR was determined using multiplicative loss development factor calculations. These years were also exposed to adverse economic conditions during 2007-2008 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007-2008 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2005 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

At the beginning of 2009, the economy appears to be in recession and real estate prices are continuing their downward trend. On the positive side, governmental intervention has the potential to reverse these trends during the year, and specific features of recent legislation may reduce title claims exposure going forward.

The Company utilizes an independent third party actuary who produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is a second estimate that is used to validate the reasonableness of the in-house analysis.

The Company’s management uses the point estimate of the projected IBNR from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $128.8 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported and non-title claims, follows:

(in thousands except percentages)	December 31, 2008		December 31, 2007
Known title claims	$234,311	17.3%	$188,210	13.9%
IBNR	1,035,779	76.4%	1,096,230	80.7%

Total title claims	1,270,090	93.7%	1,284,440	94.6%
Non-title claims	85,302	6.3%	73,192	5.4%

Total loss reserves	$1,355,392	100.0%	$1,357,632	100.0%

Fair Value of Investment Portfolio.    The Company classifies its publicly traded debt and equity securities as available-for-sale, as defined by SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, with unrealized gains or losses classified as a component of other comprehensive income.

The Company determines the fair value of its debt and equity securities in accordance with SFAS No. 157 “Fair Value Measurements”. SFAS 157 provides a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category was based on quoted prices that are readily and regularly available in an active market.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. This pricing service is a leading provider of financial market data, analytics and related services to financial institutions. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, foreign government bonds, and municipal bonds. When the value from an independent pricing service is utilized, management obtains an understanding of the valuation models and assumptions utilized by the service and has processes in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. The Company’s non-agency mortgage-backed and asset-backed securities consist of senior tranches of securitizations and the underlying borrowers are substantially all prime. At December 31, 2008, the Company performed a cash flow analysis of those securities using assumptions which management believes reasonable as to housing prices and default rates. The cash flow analysis was stress-tested for various increases in the frequency and severity of losses. The analysis indicates that all contractual amounts should be collected given this securities portfolio.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at December 31, 2008. These securities were classified as Level 2 at December 31, 2008 because the valuation models use observable market inputs in addition to traded prices.

When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities (including estimates of prepayments and credit losses and sensitivity analysis of those estimates), company-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

Purchase accounting and impairment testing for goodwill and other intangible assets. Pursuant to Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit. This annual test, which the Company has elected to perform every fourth quarter, utilizes a variety of valuation techniques, all of which require management to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. Certain of these valuation techniques are also utilized by the Company in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. The Company’s reporting units, for purposes of applying the provisions of SFAS 142, are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, information and outsourcing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services. At such time that an impairment in value of an intangible or long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. In assessing the fair value, management utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. The Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment. The Company completed the required annual impairment testing for goodwill and other intangible assets in accordance with the provisions of SFAS 142, for the years ended December 31, 2008 and 2007, in the fourth quarter of each year. In 2008, management concluded that, based on its assessment of the reporting units’ operations, the markets in which the reporting units operate and the long-term prospects for those reporting units that the more likely than not threshold for decline in value established by SFAS 142 had not been met and that therefore no triggering events requiring an earlier analysis had occurred.

SFAS 142 impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to an additional impairment loss that could be material. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment charges may be required.

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

Share-based compensation.    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, which establishes standards for share-based awards for employee services. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified prospective method, the Company continues to use the Black-Scholes option-pricing model for all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. In conjunction with the adoption of SFAS 123R, the Company changed the method of attributing the value of share-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Compensation expense for all share-based awards granted prior to January 1, 2006 is recognized using the accelerated multiple-option approach, while compensation expense for all share-based awards granted subsequent to January 1, 2006, is recognized using the straight-line single option method unless another expense attribution model is required by SFAS 123R. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, forfeitures were recognized as they occurred. The Company elected to apply the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits upon adoption of SFAS 123R.

In the first quarter of 2007, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

In addition to stock options and RSUs, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. Under the provisions of SFAS 123R, commencing the first quarter of 2006, the Company began recognizing an expense in the amount equal to the discount.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (“GAAP”), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not apply SFAS 159 to any assets or liabilities and, therefore, the adoption has had no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”). This Statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for the Company beginning January 1, 2009. SFAS 141(R) will be applied prospectively and early adoption is prohibited. The Company does not believe the adoption of SFAS 141(R) will have a material impact on the consolidated financial statements.

In February 2009, the Financial Accounting Standards Board (“FASB”) voted to issue FASB Staff Position FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (the “FSP”). The FASB voted to carry forward the requirements in Statement of Financial Accounting Standards No. FAS 141, “Business Combinations” (“SFAS 141”), for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB voted to change the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. The FSP will have the same effective date as SFAS 141(R), and will therefore be effective for all business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. The Company does not believe the adoption of SFAS 160 will have a material impact on the consolidated financial statements.

Results of Operations

Overview

A substantial portion of the revenues for the Company’s title insurance and services segment result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s information and outsourcing solutions and data and analytic solutions segments and approximately 18.0% of the revenues from the Company’s risk mitigation and business solutions segment also depend on real estate activity. The remaining portion of the data and analytic solutions and risk mitigation and business solutions segments’ revenues are less impacted by, or are isolated from, the volatility of real estate transactions. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 23.3% in 2008 when compared with 2007, according to the Mortgage Bankers Association’s January 12, 2009, Mortgage Finance Forecast (the “MBA Forecast”), and decreased 14.2% in 2007 when compared with 2006, according to the January 14, 2008, MBA Forecast. These decreases in mortgage originations reflected declines in both refinance and purchase originations. According to the MBA Forecast, the dollar amount of refinance originations and purchase originations decreased 23.1% and 23.6%, respectively, in 2008 when compared with 2007, and 11.5% and 16.8%, respectively, in 2007 relative to 2006.

On a consolidated basis, total operating revenues for the Company decreased 22.3% in 2008 from 2007; with the financial services group decreasing 27.5% and the information solutions group decreasing 7.9%. Comparing 2007 with 2006, total operating revenues decreased 5.1%; with the financial services group decreasing 8.7% and the information solutions group increasing 7.8%. The overall declines in mortgage originations, as well as the continued decline in home values, impacted the Company’s financial services group. In 2008, the information solutions group was also impacted by the decline in mortgage originations as well as difficulties in the credit and securitization markets combined with economic difficulties experienced by its customers. Offsetting the impact of these factors on the financial services group and the information solutions group was the growth in default-related revenues and market share growth at the group’s larger mortgage banking customers. In addition, increases in risk management related sales of data analytics and the relatively consistent revenues generated by subscription-based businesses further offset the impact of the decline in mortgage originations for the information solutions group. Lastly in 2007, operating revenues for the information solutions group benefited from acquisition activity and organic growth at the information and outsourcing solutions and risk mitigation and business solutions segments in 2007 over 2006.

Realized pre-tax net investment losses for the Company in 2008 were $100.5 million; with $88.7 million recognized at the financial services group, $10.1 million at the information solutions group and $1.7 million at Corporate. These net losses were primarily due to permanent impairment charges. Realized pre-tax net investment gains for the Company in 2007 were $65.7 million; with $77.3 million in losses recognized at the financial services group, $173.6 million in gains at the information solutions group and $30.6 million in losses at Corporate. These gains were primarily from the sale of certain long-term investments and the losses attributed to impairments of long-term assets.

Total expenses for the Company, before income taxes and minority interests, decreased 23.6% in 2008 from 2007 and increased 1.7% in 2007 over 2006. For the financial services group, the decreases were 29.2% in 2008 from 2007 and 0.1% in 2007 from 2006. For the information solutions group, the decrease in 2008 from 2007 was 4.3%, with an increase of 9.8% in 2007 over 2006. The Company-wide decrease in 2008 primarily reflected a decline in title insurance agent retention due in large part to the decline in title insurance agent revenues, reductions in employee compensation expense, primarily reflecting employee reductions and reduced benefit costs, a decline in other operating expenses due to overall cost-containment programs and a reduction in interest expense. Contributing to the decrease for 2008 was a reduction in title insurance claims expense primarily due to a lower reserve strengthening adjustment recorded in 2008 as compared to 2007. Offsetting these decreases was a $19.7 million goodwill impairment charge at the risk mitigation and business solutions segment in 2008. The Company-wide increase in 2007 over 2006 primarily reflected a reserve strengthening adjustment, increased costs at the information solutions group to service the increased business volume, offset in part by employee reductions and other cost containment programs.

Net loss for 2008 was $26.3 million, or $0.28 per diluted share. Net loss for 2007 was $3.1 million, or $0.03 per diluted share. Net income for 2006 was $287.7 million, or $2.92 per diluted share.

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

Management expects continued weakness in the real estate and mortgage markets to continue impacting many of the Company’s lines of business. Given this outlook, the Company sharpened its focus on controlling costs by reducing employee count, consolidating offices, centralizing agency and administrative functions, optimizing management structure and rationalizing its brand strategy. The Company plans to continue these efforts where appropriate. In addition, the Company will continue to scrutinize the profitability of its agency relationships, increase its offshore leverage and develop new sales opportunities. Beginning at the end of 2008, the Company initiated an effort to optimize its claims handling process through, among other things, the centralization of claims handling, enhanced corporate control over the claims process and claims process standardization.

FINANCIAL SERVICES GROUP

Title Insurance and Services

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct operating revenues	$2,112,482	$2,758,142	$2,919,018	$(645,660)	(23.4)	$(160,876)	(5.5)
Agent operating revenues	1,724,687	2,629,640	3,001,965	(904,953)	(34.4)	(372,325)	(12.4)

Operating revenues	3,837,169	5,387,782	5,920,983	(1,550,613)	(28.8)	(533,201)	(9.0)
Investment and other income	159,406	247,243	204,299	(87,837)	(35.5)	42,944	21.0
Net realized investment (losses) gains	(84,505)	(79,056)	(2,364)	(5,449)	(6.9)	(76,692)	NM [1]

	3,912,070	5,555,969	6,122,918	(1,643,899)	(29.6)	(566,949)	(9.3)

Expenses
Salaries and other personnel costs	1,242,846	1,637,065	1,703,082	(394,219)	(24.1)	(66,017)	(3.9)
Premiums retained by agents	1,371,802	2,107,351	2,401,440	(735,549)	(34.9)	(294,089)	(12.2)
Other operating expenses	938,115	1,167,472	1,062,870	(229,357)	(19.6)	104,602	9.8
Provision for policy losses and other claims	330,112	704,083	480,780	(373,971)	(53.1)	223,303	46.4
Depreciation and amortization	80,167	81,773	72,661	(1,606)	(2.0)	9,112	12.5
Premium taxes	41,527	60,330	65,976	(18,803)	(31.2)	(5,646)	(8.6)
Interest	24,730	42,578	31,000	(17,848)	(41.9)	11,578	37.3

	4,029,299	5,800,652	5,817,809	(1,771,353)	(30.5)	(17,157)	(0.3)

(Loss) income before income taxes and minority interests	$(117,229)	$(244,683)	$305,109	$127,454	52.1	$(549,792)	(180.2)

Margins	(3.0)%	(4.4)%	5.0%	1.4%	32.0	(9.4)%	(188.4)

(1)	Not meaningful

Operating revenues from direct title operations decreased 23.4% in 2008 from 2007 and 5.5% in 2007 from 2006. The decrease in 2008 from 2007 was due to a decline in both the number of orders closed by the Company’s direct operations and in the average revenues per order closed. The decrease in 2007 from 2006 was due to a decline in the number of orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The average revenues per order closed were $1,510, $1,626 and $1,565 for 2008, 2007 and 2006, respectively. The Company’s direct title operations closed 1,398,700, 1,696,500 and 1,865,700 title orders during 2008, 2007 and 2006, respectively. The fluctuations in closings primarily reflected decreasing mortgage origination activity. Operating revenues from agency title operations decreased 34.4% in 2008 from 2007 and 12.4% in 2007 from 2006. These decreases were primarily due to the same factors impacting direct title operations and the cancellation of certain agency relationships. Management is continuing to analyze the terms and profitability of its title agency relationships and is working to amend agent agreements to the extent possible. Amendments being sought include, among others, changing the percentage of premiums retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, management may elect to terminate certain agreements.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $12.5 million, $67.8 million and $198.3 million for 2008, 2007 and 2006, respectively.

Investment and other income decreased 35.5% in 2008 from 2007 and increased 21.0% in 2007 over 2006. The decrease in 2008 from 2007 primarily reflected declining yields earned from the investment portfolio and a decrease in interest earned on certain escrow deposits, which reflected lower yields and lower balances. These decreases were partially offset by an increase in investment income at the Company’s trust division as a result of increased deposits. The increase in 2007 over 2006 was primarily due to the growth in interest income resulting from increases in the average investment portfolio balance and higher yields.

Net realized investment losses for the title insurance segment totaled $84.5 million, $79.1 million and $2.4 million for 2008, 2007 and 2006, respectively. Net losses in 2008 were primarily driven by a $37.3 million write-down to reflect the permanent impairment of a long-term investment in a title insurance agent, a $30.3 million impairment loss on preferred securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and $7.5 million in other long-term asset permanent impairments. The 2007 total included $86.3 million in impairment charges on long-term assets, which primarily reflected impairment losses related to the valuations of two unconsolidated affiliates, offset in part by miscellaneous realized investment gains.

The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors; the need to monitor personnel changes to match the level of corresponding or anticipated new orders, and the need to provide quality service.

Title insurance personnel expenses decreased 24.1% in 2008 from 2007 and 3.9% in 2007 from 2006. Excluding new acquisitions, the decrease was 24.6% in 2008 from 2007 and 6.1% in 2007 from 2006. The decrease in 2008 from 2007 was primarily due to employee reductions, salary reductions, the modification of bonus programs and reductions in employee benefits expense, including the profit-driven 401(k) match, offset in part by employee separation costs. The reduction in the profit-driven 401(k) match is due to the fact that the Company did not meet the requirement for a 401(k) plan match in 2008. The Company reduced staff by approximately 4,300 since the beginning of 2008, incurring approximately $23.7 million in employee separation costs, and consolidated or closed 390 title offices. The decrease in salaries and other personnel expenses in 2007 from 2006 reflected a reduction in base salary expense as well as bonus expense resulting from personnel reductions and lower levels of profits. Title insurance staff reductions totaled 2,996 in 2007 and employee separation costs were $19.2 million.

The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,960,800, 2,401,500, and 2,510,400 orders in 2008, 2007, and 2006, respectively, representing a decrease of 18.4% in 2008 over 2007 and a decrease of 4.3% in 2007 over 2006. These decreases primarily reflect the decline in mortgage originations, offset in part by market share growth that resulted from organic growth and acquisition activity.

A summary of agent retention and agent revenues is as follows:

	2008	2007	2006
	(in thousands, except percentages)
Agent retention	$1,371,802	$2,107,351	$2,401,440

Agent revenues	$1,724,687	$2,629,640	$3,001,965

% retained by agents	79.5%	80.1%	80.0%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations. This change was primarily due to the cancellation and/or modification of certain agency relationships with unfavorable splits, as well as regional variances (i.e., the agency share or split varies from region to region and thus the geographic mix of agency revenues causes this variation).

Title insurance other operating expenses (principally direct operations) decreased 19.6% in 2008 from 2007 and increased 9.8% in 2007 over 2006. The decrease in 2008 from 2007 was primarily due to a decline in title production costs associated with the decrease in business volume, lower occupancy costs as a result of the consolidation/ closure of certain title offices and other cost-containment programs. Offsetting in part these decreases were $26.0 million in costs associated with office consolidation/ closure and $5.0 million in other operating costs associated with new acquisitions. The increase in 2007 over 2006 was primarily due to a $36 million reduction in the level of vendor expense reimbursements, $37.5 million of other operating expenses associated with new acquisitions, $17.1 million in expenses incurred in connection with the consolidation of certain offices and costs associated with international expansion and Louisiana Road Home recovery efforts, offset in part by cost reductions in response to the decrease in mortgage originations. The decrease in vendor expense reimbursements reflects a change in the Company’s treasury management practices to include more investment programs and borrowing agreements and less vendor arrangement services; accordingly, the decrease in vendor expense reimbursements was more than offset by increased interest income.

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 8.6% in 2008, 13.1% in 2007 and 8.1% in 2006. During the fourth quarter of 2008, the Company recorded $78.0 million in title insurance reserve strengthening adjustments. The adjustments reflect changes in estimates for ultimate losses expected, primarily from policy years 2006 and 2007. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2008, particularly for policy year 2007. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2008; increases in defaults and foreclosures during 2008; and higher than expected claims emergence from lenders policies. Some of the additional emergence is believed to be from a change in the mix of claims toward faster-emerging claim types, shifting the aggregate development pattern toward greater emergence in the early years of development.

The current economic environment appears to have more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which directly affect title claims. Relevant contributing factors include general economic instability and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

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

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. This environment increases the potential for claims on lenders title policies. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. Management believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have been experiencing higher losses on mortgage loans from prior years, including loans that were originated during the past several years. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 1991-2004 are all below 6.0% and average 4.8%. By contrast, loss ratios for policy years 2005-2007 range from 7.5% to 7.7%. The major causes of the higher loss ratios for those three policy years are believed to be confined mostly to that period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratio for policy year 2008 is 6.6%, which is lower than the ratios for 2005 through 2007. This is based in part on an assumption that more favorable underwriting conditions existed in 2008 than in 2005-2007, including tighter loan underwriting standards and lower housing prices.

During the latter part of 2007 and 2008, mortgage loan underwriting standards became more stringent and housing price levels decreased. These increased standards would be expected to reduce the claims risk for title insurance policies issued later in 2007 and in 2008. While the second half of policy year 2007 initially showed signs of more favorable claims experience, development during calendar year 2008 for policy year 2007 was greater than expected. Higher-than-expected development on lenders policies surpassed favorable experience on owners policies. This is believed to be due to severe declines in real estate prices during 2008 in combination with high foreclosure rates, which are conditions that generally increase the frequency and severity of title claims on lenders policies for recent policy years. In early 2008, the current credit environment was tighter than in 2007, resulting in higher quality mortgage loans underlying current title policies and a lower proportion of subprime loans. Lower residential real estate prices also reduce potential risk exposure on policies being issued currently. For these reasons management expects the trend of declining policy year loss ratios to continue with the 2008 policy year.

The rate for 2007 included $365.9 million in reserve strengthening adjustments, which reflected changes in estimates for ultimate losses expected, primarily from policy years 2004 through 2006. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2007. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2007; increases in defaults and foreclosures during 2007; a large single fraud loss from a closing protection letter claim involving multiple properties; higher-than-expected claims emergence for business from a large agent; and higher-than-expected claims emergence from a recently-acquired underwriter.

Policy years prior to 2006 developed slightly favorably to expected, in total. In particular, policy years 2004 and 2005 each developed favorably to expected, despite the severity of economic conditions for loss development during calendar year 2008. Management believes these policy years are appropriately reserved and, because of their maturities, may be less sensitive to calendar-period economic events than less mature policy years.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a “premium” tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s underwritten title company (noninsurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance operating revenues remained relatively constant at approximately 1.1%.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margin losses were 3.0% and 4.4% for the years ended December 31, 2008 and 2007, respectively. Pre-tax margin was 5.0% for the year ended December 31, 2006.

Specialty Insurance

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$286,321	$302,822	$309,261	$(16,501)	(5.4)	$(6,439)	(2.1)
Investment and other income	15,657	18,848	17,450	(3,191)	(16.9)	1,398	8.0
Net realized investment (losses) gains	(4,161)	1,770	1,668	(5,931)	(335.1)	102	6.1

	297,817	323,440	328,379	(25,623)	(7.9)	(4,939)	(1.5)

Expenses
Salaries and other personnel costs	56,532	60,585	61,502	(4,053)	(6.7)	(917)	(1.5)
Other operating expenses	49,703	50,962	47,697	(1,259)	(2.5)	3,265	6.8
Provision for policy losses and other claims	166,004	165,192	154,806	812	0.5	10,386	6.7
Depreciation and amortization	3,329	2,190	1,947	1,139	52.0	243	12.5
Premium taxes	4,366	4,776	5,152	(410)	(8.6)	(376)	(7.3)
Interest	24	7	869	17	242.9	(862)	(99.2)

	279,958	283,712	271,973	(3,754)	(1.3)	11,739	4.3

Income (loss) before income taxes and minority interests	$17,859	$39,728	$56,406	$(21,869)	(55.0)	$(16,678)	(29.6)

Margins	6.0%	12.3%	17.2%	(6.3)%	(51.2)	(4.9)%	(28.5)

Specialty insurance operating revenues decreased 5.4% in 2008 over 2007 and 2.1% in 2007 over 2006. The decrease in 2008 from 2007 primarily reflected a decline in business volume impacting both the property and casualty insurance division and the home warranty division. The decrease in 2007 from 2006 was due to the decline in home warranty business volume, offset in part by market share growth at the Company’s property and casualty insurance renters division.

Investment and other income decreased 16.9% in 2008 from 2007 and increased 8.0% in 2007 over 2006. The decrease in 2008 from 2007 was primarily due to a decline in the average investment portfolio balance as well as a decrease in yields earned from the portfolio.

Net realized investment losses for the specialty insurance segment totaled $4.2 million in 2008, compared with net realized investment gains of $1.8 million and $1.7 million for 2007 and 2006, respectively. The current year net losses were primarily driven by realized losses on the sale of certain securities as well as a $0.9 million impairment loss on Fannie Mae and Freddie Mac preferred securities.

Specialty insurance salaries and other personnel costs and other operating expenses decreased 6.7% in 2008 from 2007 and 1.5% in 2007 from 2006. The decreases were primarily due to employee reductions as well as other cost-containment programs.

The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 60.5% in 2008, 53.8% in 2007 and 50.5% in 2006. The increase in rate from 2008 over 2007 was primarily due to an increase in frequency and severity of claims. The increase in the rate from 2007 over 2006 was primarily due to an increase in claims severity. The average cost per claim increased due in part to an increase in the cost of replacing air conditioners with models that met new federal guidelines related to energy efficiency.

The provision for property and casualty claims, expressed as a percentage of property and casualty operating revenues, was 54.3% in 2008, 55.6% in 2007 and 49.4% in 2006. The increase in the rate from 2007 over 2006 was the result of a $5.0 million incurred loss deductible before reinsurance recoveries on Southern California wildfires in October 2007 and $3 million incurred on winter freeze losses in January 2007.

Premium taxes as a percentage of specialty insurance operating revenues were 1.5% in 2008, 1.6% in 2007 and 1.7% in 2006.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, due to the fact that a large portion are generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins were 6.0%, 12.3% and 17.2% for 2008, 2007 and 2006, respectively. These decreases primarily reflected increased claims activity at the home warranty business and investment losses.

INFORMATION SOLUTIONS

Information and Outsourcing Solutions

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$688,349	$742,870	$689,318	$(54,521)	(7.3)	$53,552	7.8
Investment and other income	51,106	44,242	28,228	6,864	15.5	16,014	56.7
Net realized investment (losses) gains	(287)	(437)	(54)	150	34.3	(383)	(709.3)

	739,168	786,675	717,492	(47,507)	(6.0)	69,183	9.6

Expenses
Salaries and other personnel costs	194,662	219,097	225,549	(24,435)	(11.2)	(6,452)	(2.9)
Other operating expenses	358,334	370,802	294,356	(12,468)	(3.4)	76,446	26.0
Provision for policy losses and other claims	23,898	18,086	18,793	5,812	32.1	(707)	(3.8)
Depreciation and amortization	23,346	22,023	23,533	1,323	6.0	(1,510)	(6.4)
Interest	(6,233)	(5,419)	(4,573)	(814)	(15.0)	(846)	(18.5)

	594,007	624,589	557,658	(30,582)	(4.9)	66,931	12.0

Income (loss) before income taxes and minority interests	$145,161	$162,086	$159,834	$(16,925)	(10.4)	$2,252	1.4

Margins	19.6%	20.6%	22.3%	(1.0)%	(4.7)	(1.7)%	(7.5)

Information and outsourcing solutions operating revenues decreased 7.3% in 2008 from 2007 and increased 7.8% in 2007 from 2006. The revenue decrease in 2008 from 2007 primarily reflected a decline in volume at the tax service, flood certification, traditional appraisal businesses due to the continued decline in mortgage originations, and revenues from the Louisiana Road Home Project, offset in part by an increase in volume for default and outsourcing services and default-related valuation products due to higher default and foreclosure activity throughout most of 2008. The increase in revenues in 2007 relative to 2006 was attributed to growth in default-related revenues and organic growth in the appraisal division. Those increases were offset by decreases in revenue at the mortgage origination dependent businesses attributable to declining mortgage origination volumes. Also negatively impacting the revenues at the tax service business in both 2008 and 2007 were net increases in the required deferred revenue adjustment totaling $1.3 million in 2008 and $1.9 million in 2007 due to the lengthening of the service period associated with that portfolio.

Total operating revenues for the information and outsourcing solutions segment contributed by new acquisitions were $4.6 million, $3.7 million and $5.6 million for 2008, 2007 and 2006, respectively.

Information and outsourcing solutions investment and other income totaled $51.1 million, $44.2 million and $28.2 million for 2008, 2007 and 2006, respectively, increases of 15.5% in 2008 from 2007 and 56.7% in 2007 from 2006. The increase in investment income in 2008 from 2007 and 2007 from 2006 primarily reflects the growth in and improved results of the segment’s national joint ventures.

Information and outsourcing solutions salary and other personnel expenses decreased 11.2% in 2008 from 2007 and 2.9% in 2007 from 2006. Included in information and outsourcing solutions personnel expenses for 2008, 2007 and 2006 were $2.5 million, $2.3 million and $4.2 million of costs associated with new acquisitions, respectively. These 2008 decreases were primarily due to general expense reductions in response to the decrease in business volume, including gross domestic headcount reductions in force of 8.8%, and reductions in employee benefit expenses, including bonus and the profit-driven 401(k) match offset by the benefit of the employees transferred to other segments for management reporting purposes. The reduction in the profit driven 401(k) match is due to the fact that the Company did not meet the requirement for a 401(k) plan match in 2008. These decreases were offset by increased expenses at the default-related businesses due to increased revenues at those entities under the current market conditions. Also offsetting these decreases in 2008 was an increase in severance expense of $3.1 million. Information and outsourcing solutions salary and other personnel expenses decreased 2.9% in 2007 from 2006. The 2007 decrease relative to 2006 reflect general expense reductions in response to the decrease in mortgage originations, decreases in headcount and continued off shoring initiatives offset in part by increased costs at the default division necessary to service the increased business volume.

Information and outsourcing solutions other operating expenses decreased 3.4% in 2008 over 2007 and increased 26.0% in 2007 over 2006. The decrease in 2008 over 2007 was primarily due to general expense reductions in response to the decrease in business volume, primarily at the tax servicing, flood and appraisal-related businesses, as well as the impact of management’s cost savings initiatives, offset by increased expenses at the default-related businesses due to increased revenues at those entities resulting from the current market conditions, $2.1 million of costs associated with new acquisitions, and increased legal fees primarily associated with appraisal-related cases. The increase in 2007 over 2006 was primarily due to approximately $17.0 million in increased costs at the default division (i.e., inspection fees and property preservation costs) associated with the increase in default business, an increase in third party appraiser fees due primarily to the growth in the appraisal business and $1.7 million of costs associated with new acquisitions.

The provision for policy losses and other claims increased by 32.1% in 2008 relative to 2007, due to a significant one-time loss associated primarily with commercial tax outsourcing, higher than usual levels of claims on traditional tax outsourcing and increases in the level of business at default-related entities (which typically carry a higher level of claims).

Many of the businesses included in the information and outsourcing solutions segment have a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decline, with default-related products providing some counter-cyclicality. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. The information and outsourcing solutions segment had pre-tax margins 19.6%, 20.6% and 22.3%, in 2008, 2007 and 2006 respectively. The pre-tax margin in 2008 was impacted by the reduction in revenues, a shift in the revenues and the impact of the adjustments to the tax service revenue. Offsetting these factors were benefits from cost reduction efforts as well as the strength of the segment’s relationships with large, national lenders that have experienced market share growth in spite of the current market conditions.

Data and Analytic Solutions

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct operating revenues	$589,480	$632,214	$572,709	$(42,734)	(6.8)	$59,505	10.4
Agent operating revenues	4,753	7,464	6,124	(2,711)	(36.3)	1,340	21.9

Operating revenues	594,233	639,678	578,833	(45,445)	(7.1)	60,845	10.5
Investment and other income	5,323	4,899	6,276	424	8.7	(1,377)	(21.9)
Net realized investment (losses) gains	(3,536)	56,808	148	(60,344)	(106.2)	56,660	38,283.8

	596,020	701,385	585,257	(105,365)	(15.0)	116,128	19.8

Expenses
Salaries and other personnel costs	320,738	332,038	283,851	(11,300)	(3.4)	48,187	17.0
Premiums retained by agents	2,650	4,447	3,452	(1,797)	(40.4)	995	28.8
Other operating expenses	102,499	117,605	132,058	(15,106)	(12.8)	(14,453)	(10.9)
Provision for policy losses and other claims	13,310	6,581	2,671	6,729	102.2	3,910	146.3
Depreciation and amortization	69,310	65,482	47,031	3,828	5.8	18,451	39.2
Premium taxes	473	614	631	(141)	(23.0)	(17)	(2.7)
Interest	7,463	8,395	2,637	(932)	(11.1)	5,758	218.4

	516,443	535,162	472,331	(18,719)	(3.5)	62,831	13.3

Income (loss) before income taxes and minority interests	$79,577	$166,223	$112,926	$(86,646)	(52.1)	$53,297	47.2

Margins	13.4%	23.7%	19.3%	(10.3)%	(43.7)	4.4%	22.8

Data and analytic solutions segment operating revenues decreased 6.8% in 2008 over 2007 and increased 10.4% in 2007 over 2006. The decrease in 2008 over 2007 was primarily due to the effects of the continued slowdown in mortgage originations and the ongoing tightening of the credit markets. These conditions have resulted in a decrease for many of the segment’s traditional loan origination related products, a decrease in mortgage securitization risk analytics, and a drop in the demand for some of the mortgage analytic product offerings; these decreases were offset in part by growth in securities analytics and risk mitigation, custom and licensing product revenues. The increase in 2007 over 2006 primarily reflected $70.1 million of operating revenues contributed by new acquisitions. This increase was offset in part by the decline in mortgage originations and the tightening of the credit markets which led to a decrease in mortgage securitization activity and therefore the demand for some of the mortgage analytic product offerings.

Data and analytic solutions investment and other income totaled $5.3 million, $4.9 million and $6.3 million for 2008, 2007 and 2006, respectively, an increase of 8.7% in 2008 from 2007 and a decrease of 21.9% in 2007 from 2006.

Data and analytic solutions net realized investment losses totaled $3.5 million in 2008 and net realized investment gains totaled $56.8 million and $0.1 million in 2007 and 2006, respectively. The net realized investment loss during 2008 reflects a $3.6 million investment loss related to a decline in value of Fannie Mae and Freddie Mac securities. The net realized investment gain in 2007 included a $77.1 million realized gain resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc. Offsetting in part the 2007 realized gains were realized investment losses of $22.2 million consisting of impairment losses related to the permanent impairment of certain unconsolidated affiliates.

Data and analytic solutions salary and other personnel expenses decreased 3.4% in 2008 over 2007 and increased 17.0% in 2007 over 2006. When excluding the impact of employees transferred into the segment during the current year for management reporting purposes, salaries and other personnel expenses were down $11.3 million in comparison to 2007. This decrease was primarily due to general expense reductions in response to the decrease in business volume, including gross domestic headcount reductions in force of 12.8%, and reductions in employee benefit expenses, including bonus and the profit-driven 401(k) match. The reduction in the profit driven 401(k) match is due to the fact that the Company did not meet the requirement for a 401(k) plan match. Offsetting this decrease was an increase in severance expense of $5.3 million. The 2007 increase over 2006 was primarily related to increased expense associated with risk analytics and off shoring activities, which had the effect of minimizing the increase in other costs. Excluding acquisition activity, data and analytic solutions personnel expenses increased in 2007 by 5.6%. Included in salary and other personnel expenses for 2007 were $1.7 million of costs associated with employee terminations and other restructuring expenses.

Data and analytic solutions other operating expenses decreased 12.8% in 2008 over 2007 and 10.9% in 2007 over 2006. Excluding other operating expenses of $2.0 million and $30.3 million associated with new acquisitions for the respective periods, other operating expenses for data and analytic solutions decreased 14.6% in 2008 over 2007 and 33.9% in 2007 over 2006. These decreases were primarily due to the overall decline in business volumes and the impact of cost savings initiatives implemented by management. Offsetting the decrease in 2008 were increases in restructuring costs totaling $6.7 million.

The provision for policy losses and other claims was $13.3 million, $6.6 million and $2.7 million for 2008, 2007 and 2006, respectively, increases of $6.7 million, or 102.2% in 2008 from 2007 and $3.9 million, or 146.4% in 2007 from 2006. The provision for policy losses and other claims increased approximately $4.7 million in 2008 due to loss expense related to prior year claims on the segment’s second lien title product.

Many of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decline. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margins were 13.4%, 23.7% and 19.3%, for 2008, 2007 and 2006, respectively. The lower revenues, combined with the high level of fixed costs, primarily drove the decrease in 2008 over 2007; the impact of these items was offset by the impact of the cost cutting initiatives implemented by management. If the results of the impact of the gain recognized in connection with the acquisition of CoreLogic Systems, Inc. had been excluded, margins for 2007 would have been 14.3%. Management of this segment’s second lien product title operations is being transferred back to the title segment effective January 1, 2009. If the results of these operations were excluded, margins for 2008 would have been 16.4%.

Risk Mitigation and Business Solutions

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$779,109	$856,542	$809,723	$(77,433)	(9.0)	$46,819	5.8
Investment and other income	9,422	10,947	11,122	(1,525)	(13.9)	(175)	(1.6)
Net realized investment (losses) gains	(6,257)	117,237	6,816	(123,494)	(105.3)	110,421	1,620.0

	782,274	984,726	827,661	(202,452)	(20.6)	157,065	19.0

Expenses
Salaries and other personnel costs	246,396	275,918	237,604	(29,522)	(10.7)	38,314	16.1
Other operating expenses	405,582	421,994	420,488	(16,412)	(3.9)	1,506	0.4
Provision for policy losses and other claims	—	3	(103)	(3)	(100.0)	106	102.9
Depreciation and amortization	64,756	43,182	39,104	21,574	50.0	4,078	10.4
Interest	2,548	10,638	13,320	(8,090)	(76.0)	(2,682)	(20.1)

	719,282	751,735	710,413	(32,453)	(4.3)	41,322	5.8

Income (loss) before income taxes and minority interests	$62,992	$232,991	$117,248	$(169,999)	(73.0)	$115,743	98.7

Margins	8.1%	23.7%	14.2%	(15.6)%	(66.0)	9.5%	67.0

Risk mitigation and business solutions operating revenues decreased 9.0% in 2008 over 2007 and increased 5.8% in 2007 over 2006; new acquisitions contributed $5.8 million and $17.4 million of operating revenues in 2008 and 2007, respectively. The 2008 decreases in revenue were due to the downturn in domestic hiring, the decline in the mortgage industry, weakness in the credit markets, and the overall economic slowdown. For 2007 relative to 2006, the increases were primarily due to new acquisitions as well organic growth, including growth in the investigative and litigation support services segment.

Risk mitigation and business solutions investment and other income totaled $9.4 million, $10.9 million and $11.1 million for 2008, 2007 and 2006, respectively, decreases of 13.9% in 2008 from 2007 and 1.6% in 2007 from 2006.

Risk mitigation and business solutions net realized investment losses totaled $6.3 million in 2008 with net realized investment gains of $117.2 million and $6.8 million for 2007 and 2006, respectively. The 2007 total included $117.8 million of realized gains resulting from the sale of a portion of its DealerTrack Holdings, Inc. investment and its sale of the US SEARCH subsidiary. The 2006 total included a realized gain of $7.0 million recognized by the Company’s risk mitigation and business solutions segment relating to a follow-on stock offering by DealerTrack Holdings, Inc.

Risk mitigation and business solutions salary and other personnel expenses decreased 10.7% in 2008 over 2007 and increased 16.1% in 2007 over 2006. Excluding acquisition activity, risk mitigation and business solutions personnel and expenses decreased $31.8 million, or 11.5% for 2008 over 2007 and increased $33.2 million, or 14.0% for 2007 over 2006. Risk mitigation and business solutions incurred $3.5 million of severance expense in 2008. Severance and acquisition related increases were offset by a decrease in salaries and other personnel costs due to the reduction in production volumes in 2008, domestic headcount reductions in force of 13.2%, lower share-based compensation in 2008 and the $8.0 million of severance included in the 2007 results related to the departure of the former chief executive officer. The increase in 2007 was primarily due to international growth in the employer services and litigation services divisions. Also contributing to the increase for 2007 was $8.0 million in severance costs incurred in the first quarter of 2007 associated with the departure of the chief executive officer of First Advantage and $0.9 million for costs incurred in connection with operational consolidations in the employer services segment.

Risk mitigation and business solutions other operating expenses decreased 3.9% in 2008 over 2007 and increased 0.4% in 2007 over 2006. Excluding other operating expenses of $2.0 million and $8.7 million associated with new acquisitions for the respective periods, other operating expenses for risk mitigation and business solutions decreased 4.4% in 2008 over 2007 and 1.7% in 2007 over 2006. For 2008, the decreases are due to a decrease in temporary labor, leased equipment, marketing, and office expenses related to the overall initiative to reduce costs. The decrease in 2007 over 2006 was primarily due to a reduction of certain variable expenses associated with a decline in volumes in the lender services business.

Risk mitigation and business solutions depreciation and amortization increased by 50.0% in 2008 over 2007 and 10.4% in 2007 over 2006. The 2008 increase is primarily due to a goodwill impairment charge of $19.7 million related to the data services reporting unit. The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million in the data services reporting unit in the fourth quarter based primarily upon diminished earnings and cash flow expectations for the lead generation business and lower residual valuation multiples existing in the present market conditions. Additionally, approximately $0.9 million was recorded related to asset write downs and $1.6 million related to identifiable intangible assets write downs for office consolidations. The increase in 2007 was driven by increase in amortization of intangible assets as a result of acquisitions, rollout of software initiatives and capital asset investment.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins were 8.1%, 23.7% and 14.2%, for 2008, 2007 and 2006, respectively. Excluding the goodwill impairment charge in 2008, the pre-tax margins for the segment would have been 10.6% and excluding the realized gains in 2007, pre-tax margins for the segment would have been 13.3%.

Corporate

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Investment and other income	$698	$(2,395)	$3,993	$3,093	129.1	$(6,388)	(160.0)
Gain on stock issued by a subsidiary	1,325	9,426	9,290	(8,101)	(85.9)	136	1.5
Net realized investment (losses) gains	(1,750)	(30,654)	(158)	28,904	94.3	(30,496)	(19,301.3)

	273	(23,623)	13,125	23,896	101.2	(36,748)	(280.0)

Expenses
Salaries and other personnel costs	39,582	78,848	59,765	(39,266)	(49.8)	19,083	31.9
Other operating expenses	30,880	46,373	51,903	(15,493)	(33.4)	(5,530)	(10.7)
Depreciation and amortization	22,037	17,689	22,649	4,348	24.6	(4,960)	(21.9)
Interest	51,923	37,749	33,428	14,174	37.5	4,321	12.9

	144,422	180,659	167,745	(36,237)	(20.1)	12,914	7.7

(Loss) income before income taxes and minority interests	$(144,149)	$(204,282)	$(154,620)	$60,133	29.4	$(49,662)	(32.1)

Gain on issuance of subsidiary stock represents realized gains relating to the issuance of shares by the Company’s publicly-traded subsidiary, First Advantage.

Net realized investment losses for 2007 included $35.0 million of impairment losses primarily related to the permanent impairment of certain unconsolidated affiliates.

Corporate salary and other personnel expenses decreased 49.8% in 2008 over 2007 and increased 31.9% in 2007 over 2006. The decrease in 2008 over 2007 was primarily due to changes in technology initiatives, salary reductions, employee reductions, decreased employee benefit and retirement costs, and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company. The increase in 2007 over 2006 was primarily due to a $29.5 million increase in costs at the corporate level related to the Company’s self-funded health plans. This amount reflected a $5.3 million expense charge in 2007, which represented a worse than anticipated performance for these plans, compared with a $24.2 million expense credit in 2006, which reflected better than anticipated performance. Excluding the effects of the Company’s self-funded health plans, corporate personnel expenses decreased 12.5% in 2007 from 2006, primarily reflecting a decrease in bonus expense in response to the decrease in the Company’s profits.

Corporate other operating expenses decreased 33.4% in 2008 from 2007 and 10.7% in 2007 from 2006. These decreases were primarily due to cost reductions in response to the decrease in business volume.

Interest expense increased 37.5% in 2008 over 2007 and 12.9% in 2007 over 2006. Interest expense includes interest associated with inter-company notes issued to the home warranty business (a component of the specialty insurance segment) and the title insurance business. These amounts totaled $8.9 million, $2.9 million and $3.1 million for 2008, 2007 and 2006, respectively. Excluding inter-company interest expense, corporate interest expense increased relative to the prior periods due to incremental draws on the Company’s credit facility. The inter-company interest expense at the corporate level and related interest income which is included in the title insurance and specialty insurance segments are eliminated in the consolidated financial statements. The increase for 2007 primarily reflected new borrowings under the Company’s credit agreement, an increase in acquisition-related indebtedness, as well as higher interest rates.

Eliminations

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$(104,533)	$(102,475)	$(57,461)	$(2,058)	(2.0)	$(45,014)	(78.3)
Investment and other income	(9,331)	(3,714)	(3,774)	(5,617)	(151.2)	60	1.6

	(113,864)	(106,189)	(61,235)	(7,675)	(7.2)	(44,954)	(73.4)

Expenses
Other operating expenses	(104,533)	(102,475)	(57,461)	(2,058)	(2.0)	(45,014)	(78.3)
Interest	(9,331)	(3,714)	(3,774)	(5,617)	(151.2)	60	1.6

	(113,864)	(106,189)	(61,235)	(7,675)	(7.2)	(44,954)	(73.4)

Income (loss) before income taxes and minority interests	$—	$—	$—	$—	—	$—	—

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2008	2007	2006
	(in thousands)
Taxes calculated at federal rate	$(3,666)	$14,200	$177,722
State taxes, net of federal benefit	13,792	12,635	24,074
Change in FIN 48	(9,961)	8,892	—
Goodwill impairment	6,778	—	—
Tax effect of minority interests	5,694	15,792	8,952
Dividends received deduction	(1,846)	(1,288)	(834)
Exclusion of certain meals and entertainment expenses	4,494	5,981	7,435
Foreign taxes (less than) in excess of federal rate	(450)	(2,077)	(3,888)
Other items, net	1,011	(10,446)	6,639

	$15,846	$43,689	$220,100

The Company’s effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense), was (151.3%) for 2008, 107.7% for 2007 and 43.3% for 2006. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The absolute differences in the effective tax rates for 2008 and 2007 were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests, reserve adjustments recorded in 2008 and 2007, for which corresponding tax benefits were recognized, as well as changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to FIN 48 liabilities were released during the year based on changes in facts and circumstances associated with the related tax uncertainty. The change in the FIN 48 liability for income taxes associated with uncertain tax positions in 2008, primarily relates to a foreign transfer pricing matter impacted by recent administrative and judicial developments. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through December 31, 2008. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

Minority interests

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Minority interests	$54,685	$111,493	$89,127	$(56,808)	(51.0)	$22,366	25.1

Minority interests in net income of consolidated subsidiaries decreased $56.8 million in 2008 over 2007 and increased $22.4 million in 2007 over 2006. Minority interest typically fluctuates proportionately with the relative changes in the profits of FARES, which includes certain companies in the Company’s information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments. Contributing to the increase for 2007 over 2006 was minority interest on the $117.8 million realized gain at the Company’s risk mitigation and business solutions segment resulting from the sale of a portion of its investment in DealerTrack Holdings, Inc. and its US SEARCH subsidiary, and minority interest on $77.1 million in realized gains at the data and analytic solutions segment, which reflected the combination of the Company’s RES division with CoreLogic Systems, Inc.

Net (loss) income

Net (loss) income and per share information are summarized as follows (see Note 14 to the consolidated financial statements):

	2008	2007	2006
	(in thousands, except per share amounts)
Net (loss) income	$(26,320)	$(3,119)	$287,676

Per share of common stock:
Net (loss) income:
Basic	$(0.28)	$(0.03)	$2.99

Diluted	$(0.28)	$(0.03)	$2.92

Weighted-average shares:
Basic	92,516	94,649	96,206

Diluted	92,516	94,649	98,653

Liquidity and Capital Resources

Cash provided by operating activities amounted to $76.8 million, $659.6 million, and $612.1 million for 2008, 2007, and 2006, respectively, after net claim payments of $502.1 million, $487.7 million, and $382.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2008, were for company acquisitions, additions to the investment portfolio, capital expenditures, dividends, distributions to minority shareholders, the repayment of debt and the repurchase of Company shares. The most significant nonoperating sources of cash and cash equivalents were proceeds from draws on the Company’s credit facility, and proceeds from the sales and maturities of certain marketable and other long-term investments. The net effect of all activities on total cash and cash equivalents were decreases of $227.6 million, $242.3 million and $156.3 million for 2008, 2007 and 2006, respectively.

Notes and contracts payable, as a percentage of total capitalization, were 22.2% as of December 31, 2008, as compared with 21.6% as of the prior year-end. This increase was primarily attributable to the decrease in equity during 2008 due to increases in other comprehensive losses and dividends paid during 2008. Notes and contracts payable are more fully described in Note 10 to the consolidated financial statements.

In November 2005, the Company amended its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. In July 2007, the credit agreement was further amended to extend the expiration date to July 2012. Under the credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit had a balance due of $340.0 million at December 31, 2008. At December 31, 2008, the Company is in compliance with the debt covenants under the amended and restated credit agreement. The Company’s publicly-traded subsidiary, First Advantage has one bank credit agreement. This agreement provides for a $225.0 million revolving line of credit and is collateralized by the stock and accounts receivable of First Advantage’s subsidiaries. The line of credit remains in effect until

September 2010 and had a balance outstanding at December 31, 2008 of $15.0 million. Under the terms of the credit agreement, First Advantage is required to satisfy certain financial requirements. At December 31, 2008 and 2007, First Advantage was in compliance with the financial covenants of its loan agreement except for the consolidated to fixed charge coverage ratio for the quarter ended December 31, 2008. Compliance with this covenant was waived by the required lenders for the quarter ended December 31, 2008.

On February 2, 2007, the Company’s joint venture with Experian, FARES, entered into a Credit Agreement with Wells Fargo Bank, whereby FARES borrowed $100.0 million for the purpose of consummating a business merger. This loan was subsequently repaid in full in 2007. The Company guaranteed repayment of the loan pursuant to a Continuing Guaranty, dated as of February 2, 2007, between the Company and Wells Fargo Bank, NA. The business merger involved the Company’s First American Real Estate Solutions (“RES”) division, a part of its FARES subsidiary, and Sacramento, Calif.-based CoreLogic Systems, Inc., a leading provider of mortgage risk assessment and fraud prevention solutions. The merger resulted in a new, combined company, majority owned by FARES. FARES owns approximately 82 percent of the economic interests of the combined company through the ownership of high vote Class B shares. CoreLogic’s stockholders own approximately 18 percent of the economic interests of the combined company through the ownership of Class A shares. In addition to the Class A shares, CoreLogic’s stockholders received cash consideration of $100.0 million. To finance the cash consideration, FARES made a loan of $100.0 million to the combined company. Fifty million dollars of the loan from FARES to the combined entity was repaid in 2007 and the remainder in 2008.

In December 2007, First American Corelogic, Inc. (“First American CoreLogic”) entered into a secured financing arrangement with Banc of America Leasing & Capital, LLC. The initial borrowing under the arrangement was $50 million in 2007 with an additional $50 million borrowed in January 2008. Borrowings under the arrangement are secured by the capitalized software and data of First American CoreLogic and are guaranteed by FARES.

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $3.8 billion and $5.1 billion at December 31, 2008 and 2007, respectively, of which $1.04 billion and $679.7 million were held at the Company’s trust company and thrift company. The escrow deposits held at the Company’s trust company and thrift company are included in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions. Trust deposits totaled $3.4 billion and $3.7 billion at December 31, 2008 and 2007, respectively, and were held at the Company’s federal savings bank. Escrow deposits held at third-party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In addition, the Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $0.6 billion and $1.5 billion at December 31, 2008 and 2007, respectively. Due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2008, is as follows:

	Notes and contracts payable	Interest on notes and contracts payable	Operating leases	Claim losses	Deferrable interest subordinated notes	Total
	(in thousands)
2009	$88,838	$52,437	$175,013	$343,722	—	$660,010
2010	75,169	48,518	126,851	198,337	—	448,875
2011	40,187	44,264	92,959	154,579	—	331,989
2012	369,872	42,246	66,292	117,860	$100,000	696,270
2013	5,607	18,497	46,731	90,299	—	161,134
Later years	288,601	132,259	96,449	450,595	—	967,904

	$868,274	$338,221	$604,295	$1,355,392	$100,000	$3,266,182

The timing of claim payments are estimated and are not set contractually. Nonetheless, based on historical claims experience, we anticipate the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for uncertain tax positions under FIN 48 will increase or decrease over time; therefore the FIN 48 liability of $28.2 million has not been included in the contractual obligations table (see Note 13 to the consolidated financial statements).

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2008 from its insurance subsidiaries is $153.2 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 2 to the consolidated financial statements.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100.0 million of its common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200.0 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500.0 million. On January 15, 2008, the Board of Directors authorized an additional $300.0 million of repurchase capacity. Under this plan, which has no expiration date, the Company may repurchase up to $800.0 million of the Company’s issued and outstanding Common shares. In 2008, the Company did not repurchase any shares under this plan and cumulatively the Company has repurchased $439.6 million (including commissions) of its shares and has the authority to repurchase an additional $360.4 million (including commissions) under the plan.

As of December 31, 2008, the Company’s debt and equity investment securities portfolio consists of approximately 95% of fixed income securities. As of that date, over 80% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA by Standard & Poor’s Ratings Group, and approximately 95% of the fixed income portfolio is rated or classified as investment grade by one or more of the major ratings agencies or the National Association of Insurance Commissioners.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and the obligations and cash requirements of its holding company. While, prior to the spin-off transaction, the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has exposure to market risk relates to interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage the perceived risk. However, it does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loans
Book Value	$182,117						$182,117	$182,117
Average Interest Rate	0.9%							100.0%
Debt Securities
Book Value	$80,165	54,064	59,331	56,063	47,874	1,496,272	$1,793,769	$1,718,320
Average Interest Rate	4.76%	4.60%	4.92%	5.02%	4.17%	2.95%		95.8%
Loans Receivable, net
Book Value	$327	25	3,304	3,782	2,599	141,655	$151,692	$167,532
Average Interest Rate	5.97%	3.00%	6.06%	7.50%	6.13%	6.74%		110.4%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$732,648						$732,648	$732,648
Average Interest Rate	1.37%							100.0%
Variable Rate Demand Deposits
Book Value	$217,356						$217,356	$217,356
Average Interest Rate	1.13%							100.0%
Fixed Rate Demand Deposits
Book Value	$22,479	7,980	2,681	2,680	517		$36,337	$36,718
Average Interest Rate	4.14%	4.66%	4.41%	5.42%	4.00%			101.0%
Notes Payable
Book Value	$88,838	75,169	40,187	369,872	5,607	288,601	$868,274	$778,009
Average Interest Rate	6.79%	8.26%	7.81%	5.44%	7.24%	7.83%		89.6%
Deferrable Interest Subordinates Notes
Book Value					$100,000		$100,000	$102,054
Average Interest Rate					8.50%			102.1%

Equity Price Risk

The Company is also subject to equity price risk as related to its equity securities. At December 31, 2008, the Company had equity securities with a book value of $199.7 million and fair value of $110.1 million. The majority of the decrease in fair value is related to FADV’s investment in DealerTrack Holdings, Inc.

Foreign Currency Risk

Although the Company has exchange rate risk for its operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

Credit Risk

The Company’s non-agency mortgage and asset-backed securities portfolio is subject to credit risk. The following sensitivity analysis indicates the Company’s estimated investment losses assuming a hypothetical 20% increase in credit losses on the underlying pools of mortgages or other assets. At December 31, 2008, such an increase in credit losses would result in an approximate decline in cash flows on the non-agency portfolio of less than 2%. Actual results could vary from the estimated results of the sensitivity analysis.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The First American Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions as of January 1, 2007.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Orange County, California

March 2, 2009

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31
	2008	2007
ASSETS
Cash and cash equivalents	$934,945	$1,162,569

Accounts and accrued income receivable, less allowances ($71,873 and $62,677)	558,946	559,996

Income taxes receivable	61,678	39,187

Investments:
Deposits with savings and loan associations and banks	182,117	198,055
Debt securities	1,718,320	1,368,212
Equity securities	110,126	147,102
Other long-term investments	371,157	457,764

	2,381,720	2,171,133

Loans receivable, net	151,692	116,751

Property and equipment, net	665,305	755,435

Title plants and other indexes	685,090	645,679

Deferred income taxes	149,473	23,274

Goodwill	2,594,738	2,567,340

Other intangible assets, net	298,411	346,207

Other assets	248,057	260,350

	$8,730,055	$8,647,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$1,298,221	$743,685
Accounts payable and accrued liabilities:
Accounts payable	119,234	152,989
Salaries and other personnel costs	197,335	280,394
Pension costs and other retirement plans	356,626	300,782
Other	320,898	389,459

	994,093	1,123,624

Deferred revenue	728,844	756,202

Reserve for known and incurred but not reported claims	1,355,392	1,357,632

Income taxes payable	—	—

Notes and contracts payable	868,274	906,046

Deferrable interest subordinated notes	100,000	100,000

	5,344,824	4,987,189

Minority interests in consolidated subsidiaries	693,355	675,907

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value
Authorized—500 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000 shares; Outstanding— 92,963 and 91,830 shares	92,963	91,830
Additional paid-in capital	801,228	762,734
Retained earnings	2,099,654	2,205,994
Accumulated other comprehensive loss	(301,969)	(75,733)

Total stockholders’ equity	2,691,876	2,984,825

	$8,730,055	$8,647,921

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2008	2007	2006
Revenues:
Operating revenues	$6,080,648	$7,827,219	$8,250,657
Investment and other income	232,281	320,070	267,594
Gain on stock issued by subsidiary	1,325	9,426	9,290
Net realized investment (losses) gains	(100,496)	65,668	6,056

	6,213,758	8,222,383	8,533,597

Expenses:
Salaries and other personnel costs	2,110,756	2,603,551	2,571,353
Premiums retained by agents	1,374,452	2,111,798	2,404,892
Other operating expenses	1,780,580	2,072,733	1,951,911
Provision for title losses and other claims	533,324	893,945	656,947
Depreciation and amortization	262,945	232,339	206,925
Premium taxes	46,366	65,720	71,759
Interest	71,124	90,234	72,907

	6,169,547	8,070,320	7,936,694

Income before income taxes and minority interests	44,211	152,063	596,903
Income taxes	15,846	43,689	220,100

Income before minority interests	28,365	108,374	376,803
Minority interests	54,685	111,493	89,127

Net (loss) income	(26,320)	(3,119)	287,676

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities	(113,885)	42,600	975
Foreign currency translation adjustments	(54,676)	15,781	5,521
Minimum pension liability adjustment	(57,675)	41,170	(8,827)

	(226,236)	99,551	(2,331)

Comprehensive (loss) income	$(252,556)	$96,432	$285,345

Net (loss) income per share:
Basic	$(0.28)	$(0.03)	$2.99

Diluted	$(0.28)	$(0.03)	$2.92

Weighted-average common shares outstanding:
Basic	92,516	94,649	96,206

Diluted	92,516	94,649	98,653

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2005	95,860	$95,860	$956,720	$2,078,969	$(125,816)	$3,005,733
Net income for 2006	—	—	—	287,676	—	287,676
Dividends on common shares	—	—	—	(69,213)	—	(69,213)
Purchase of Company shares	(1,158)	(1,158)	(45,360)	—	—	(46,518)
Conversion of debt	467	467	13,548	—	—	14,015
Shares issued in connection with company acquisitions	833	833	31,910	—	—	32,743
Shares issued in connection with option, benefit and savings plans	482	482	11,868	—	—	12,350
Share-based compensation expense	—	—	14,735	—	—	14,735
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(47,137)	(47,137)
Other comprehensive loss (Note 20)	—	—	—	—	(2,331)	(2,331)

Balance at December 31, 2006	96,484	96,484	983,421	2,297,432	(175,284)	3,202,053
Net loss for 2007	—	—	—	(3,119)	—	(3,119)
Dividends on common shares	—	—	—	(82,833)	—	(82,833)
Purchase of Company shares	(6,648)	(6,648)	(299,304)	—	—	(305,952)
Shares issued in connection with company acquisitions	19	19	627	—	—	646
Shares issued in connection with option, benefit and savings plans	1,975	1,975	59,211	—	—	61,186
Share-based compensation expense	—	—	18,679	—	—	18,679
Restricted stock unit dividend equivalents	—	—	100	(100)	—	—
Dividends paid deduction	—	—	—	2,720	—	2,720
Adjustment to adopt FIN 48	—	—	—	(8,106)	—	(8,106)
Other comprehensive income (Note 20)	—	—	—	—	99,551	99,551

Balance at December 31, 2007	91,830	91,830	762,734	2,205,994	(75,733)	2,984,825

Net loss for 2008	—	—	—	(26,320)	—	(26,320)
Dividends on common shares	—	—	—	(81,542)	—	(81,542)
Shares issued in connection with company acquisitions	125	125	3,463	—	—	3,588
Shares issued in connection with option, benefit and savings plans	1,008	1,008	19,745	—	—	20,753
Share-based compensation expense	—	—	14,479	—	—	14,479
Restricted stock unit dividend equivalents	—	—	807	(807)	—	—
Dividends paid deduction	—	—	—	2,329	—	2,329
Other comprehensive loss (Note 20)	—	—	—	—	(226,236)	(226,236)

Balance at December 31, 2008	92,963	$92,963	$801,228	$2,099,654	$(301,969)	$2,691,876

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,320)	$(3,119)	$287,676
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	533,324	893,945	656,947
Depreciation and amortization	262,945	232,339	206,925
Minority interests in net income	54,685	111,493	89,127
Net realized investment losses (gains)	99,171	(75,094)	(15,346)
Share-based compensation	25,026	43,407	25,654
Equity in earnings of affiliates	(44,762)	(47,708)	(44,534)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(502,098)	(487,665)	(382,514)
Net change in income tax accounts	(65,094)	(95,479)	(42,894)
Decrease (increase) in accounts and accrued income receivable	(2,056)	12,455	(53,570)
(Decrease) increase in accounts payable and accrued liabilities	(175,950)	32,308	(78,243)
(Decrease) in deferred revenue	(27,359)	(8,082)	(10,458)
Other, net	(54,745)	50,809	(26,627)

Cash provided by operating activities	76,767	659,609	612,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(114,327)	(239,543)	(261,589)
Dispositions of minority interest	(12,763)	—	—
Net decrease (increase) in deposits with banks	16,618	(86,180)	(19,417)
Purchases of debt and equity securities	(913,382)	(672,264)	(522,948)
Proceeds from sales of debt and equity securities	200,507	176,047	227,706
Proceeds from maturities of debt securities	198,084	289,378	206,111
Net decrease (increase) in other long-term investments	87,088	256,005	(31,016)
Origination and purchases of loans and participations	(45,096)	(37,066)	(25,697)
Net decrease in loans receivable after originations and others	10,155	21,956	18,868
Capital expenditures	(145,304)	(229,108)	(219,760)
Purchases of capitalized data	(32,239)	(25,319)	(23,301)
Proceeds from sale of property and equipment	23,626	57,699	5,328

Cash used for investing activities	(727,033)	(488,395)	(645,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	554,536	(62,641)	113,151
Proceeds from issuance of notes	300,253	497,016	105,808
Repayment of debt	(336,920)	(465,881)	(200,805)
Purchase of Company shares	—	(305,952)	(46,518)
Proceeds from exercise of stock options	14,357	42,189	5,779
Proceeds from issuance of stock to employee benefit plans	6,394	8,568	5,684
Contributions from minority shareholders	—	19,037	7,926
Distributions to minority shareholders	(36,002)	(72,976)	(46,066)
Excess tax benefits from share-based compensation	1,315	7,103	1,446
Cash dividends	(81,291)	(79,992)	(69,093)

Cash provided by (used for) financing activities	422,642	(413,529)	(122,688)

Net decrease in cash and cash equivalents	(227,624)	(242,315)	(156,260)
Cash and cash equivalents—Beginning of year	1,162,569	1,404,884	1,561,144

Cash and cash equivalents—End of year	$934,945	$1,162,569	$1,404,884

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$73,732	$65,419	$69,467
Premium taxes	$56,717	$67,524	$68,428
Income taxes, net	$86,341	$150,139	$246,401
Noncash operating, investing and financing activities:
Shares issued in repayment of convertible debt	$—	$—	$14,015
Company acquisitions in exchange for common stock	$3,588	$647	$32,743
Liabilities assumed in connection with company acquisitions	$5,445	$146,955	$125,622
Impact of adoption of FIN 48	$—	$78,734	$—
Exchange of net assets for interest in unconsolidated affiliate	$—	$39,193	$—

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information solutions. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment issues residential and commercial title insurance policies and provides related escrow services, accommodates tax-deferred exchanges and provides investment advisory services, trust services, lending and deposit products and other related products and services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments comprise its information solutions group. The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. The data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database access tools and automated appraisal services. The risk mitigation and business solutions segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides consumer credit reporting solutions for mortgage and home equity needs, transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting, lead generation services, consolidated consumer credit reports and automotive lead development services for the automotive dealer marketplace, employment background screening, hiring management solutions, occupational health services, tax incentive services, payroll and human resource management, resident screening services, property management software, renters’ insurance services, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative services.

On January 15, 2008, the Company announced its intention to separate its financial services companies from its information solutions companies via a spin-off transaction, resulting in two separate publicly traded entities. The Company continues to proceed with preparations for the anticipated separation. However, because of negative trends and continued uncertainty in the real estate and mortgage credit markets and the Company’s desire to focus on responding to these conditions, among other factors, the Company’s Board of Directors determined on July 30, 2008, to delay the consummation of the transaction. While there has been no change to the intention to separate the Company’s financial services businesses from its information solutions businesses, the Company intends to monitor market conditions continuously and to consummate the transaction when such conditions warrant it. The transaction remains subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the Securities and Exchange Commission, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of The First American Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control, and is not the primary beneficiary are accounted for using the equity method. Dividends from equity method investments for the years

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2008 and 2007 were $67.9 million and $60.4 million, respectively. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Reclassification

Certain 2006 and 2007 amounts have been reclassified to conform to the 2008 presentation.

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

The Company classifies its publicly traded debt and equity securities as available for sale, as defined by Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), with unrealized gains or losses classified as a component of other comprehensive income.

The Company determines the fair value of its debt and equity in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category was based on quoted prices that are readily and regularly available in an active market.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. This pricing service is a leading provider of financial market data, analytics and related services to financial institutions. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, foreign government bonds, and municipal bonds. When the value from an independent pricing service is utilized, management obtains an understanding of the valuation models and assumptions utilized by the service and has processes in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. The Company’s non-agency mortgage-backed and asset-backed securities consist of senior tranches of securitizations and the underlying borrowers are substantially all prime. At December 31, 2008, the Company performed a cash flow analysis of those securities using assumptions which management believes reasonable as to housing prices and default rates. The cash flow analysis was stress-tested for various increases in the frequency and severity of losses. The analysis indicates that all contractual amounts should be collected given this securities portfolio.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at December 31, 2008. These securities were classified as Level 2 at December 31, 2008 because the valuation models use observable market inputs in addition to traded prices.

When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities (including estimates of prepayments and credit losses and sensitivity analysis of those estimates), company-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

Property and equipment

Property and equipment includes computer software acquired or developed for internal use and for use with the Company’s products. Software development costs, which include capitalized interest costs and certain

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 40 and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 10 years. Leasehold improvements are amortized over useful lives that are consistent with the lease term.

Title plants and other indexes

Title plants and other indexes include the Company’s title plants, flood zone databases and capitalized real estate data. Title plants and flood zone databases are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants and flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The carrying value for the flood zone certification database as of December 31, 2008 and 2007 is $52.9 million. The Company continually analyzes its title plant and other indexes for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.

Capitalized real estate data, which is primarily used by the Company’s data and analytic solutions segment, is amortized using the straight-line method over estimated useful lives of 5 to 15 years. Amortization expense for the capitalized real estate data was $15.2 million, $13.2 million and $11.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in “Other assets” in the Company’s consolidated balance sheets. The balance for these assets was $38.5 million and $38.9 million at December 31, 2008 and 2007, respectively.

Goodwill

Goodwill is tested at least annually for impairment. The Company has selected September 30 as the annual valuation date to test goodwill for impairment.

The Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to an additional impairment loss that could be material. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment charges may be required.

Other intangible assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks and licenses. Each of these intangible assets, excluding licenses, are amortized on a straight-line basis over their useful lives ranging from 2 to 20 years and are subject to impairment tests on a periodic basis. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather tested for impairment by comparing the fair value of the license with its carrying value when an indicator of potential impairment has occurred. The carrying value for licenses as of December 31, 2008 and 2007 is $18.9 million.

Impairment of long-lived assets and loans receivable

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.

During the year ended December 31, 2008, the Company recorded impairments of long-lived assets of $9.6 million, consisting primarily of internally developed software of $7.3 million at the corporate level and $2.3 million within the data and analytic solutions segment. During the year ended December 31, 2007, the Company recorded impairments of long-lived assets totaling $12.3 million at the corporate level. As of December 31, 2006 no indications of impairment were identified. In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2008 and 2007 no long-lived assets were classified as held for sale.

In 2007, the Company had a $75.0 million investment in non-voting convertible preferred stock of a diversified provider of real estate settlement and related services that was subject to redemption on September 30, 2007, but was not redeemed as of that date. Based on the terms of the security, the convertible preferred stock was expected to be converted into common stock of that entity in the fourth quarter of 2007 based upon its appraised value, as determined by three independent appraisal firms. That conversion did not occur and based on the estimated fair value, the Company has recognized an impairment loss on the non-voting convertible

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock of $60.1 million in 2007. During 2008, the investee declared bankruptcy and the Company impaired the remaining $14.9 million investment in the preferred stock and an additional $22.4 million related to note and other receivables.

Additionally, during 2007 the Company recognized $56.1 million of impairment losses on investment in affiliates and other long-term investments including $13.7 million in the title insurance and services segment, $22.2 million in the data and analytic solutions segment and $20.2 million at the corporate level.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of impairment of loans receivable were identified during the three-year period ended December 31, 2008.

Reserve for known and incurred but not reported claims

The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserves included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of both an in-house actuarial review and independent actuarial study. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR was determined by applying an expected loss rate to operating revenue and adjusting for policy year maturity using the estimated loss development pattern. The expected loss rate is based on historical experience and the relationship of the history to the applicable policy years. This is a generally accepted actuarial method of determining IBNR for policy years at early development ages, and when claims data reflects unusual impacts. IBNR calculated in this way is lower than a multiplicative loss development factor calculation would produce. Factor-based development effectively extrapolates results to date forward through the lifetime of the policy year’s development. Management believes the expected loss rate method is appropriate for recent policy years, because of the high level of loss emergence during the past two calendar years. This loss emergence is believed to consist largely of acceleration of claims that otherwise would have been realized later and one-time losses. Both of these effects are results of temporary economic conditions that are not expected to persist throughout the development lifetime of those policy years.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For more mature policy years (generally, policy years aged more than three years), IBNR was determined using multiplicative loss development factor calculations. These years were also exposed to adverse economic conditions during 2007-2008 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007-2008 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2005 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

At the beginning of 2009, the economy appears to be in recession and real estate prices are continuing their downward trend. On the positive side, governmental intervention has the potential to reverse these trends during the year, and specific features of recent legislation may reduce title claims exposure going forward. Given the outlook for 2009, an additional $29 million has been included in the IBNR reserve, specifically for higher anticipated claims development during calendar year 2009 due to adverse conditions.

The Company utilizes an independent third party actuary who produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is a second estimate that is used to validate the accuracy of the in-house analysis.

The Company’s management uses the point estimate of the projected IBNR from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $128.8 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

Interest on loans of the Company’s thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the trust and banking operations of the Company are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Information Solutions Group—The Company’s tax service division defers the tax service fee on life of loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Revenues earned by most other products in the information solutions group are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertainties in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment of $8.1 million as a reduction to retained earnings as of January 1, 2007.

Share-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). This standard is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, which establishes standards for share-based awards for employee services. SFAS 123R has two transition method applications to choose from and the Company selected the modified-prospective method, under which prior periods are not revised for comparative purposes. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified prospective method, the Company continues to use the Black-Scholes option-pricing model for all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. In conjunction with the adoption of SFAS 123R, the Company changed the method of attributing the value of share-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Compensation expense for all share-based awards granted prior to January 1, 2006 is recognized using the accelerated multiple-option approach, while compensation expense for all share-based awards granted subsequent to January 1, 2006, is recognized using the straight-line single option method unless another expense attribution model is required by SFAS 123R. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, forfeitures were recognized as they occurred. The Company elected to apply the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits upon adoption of SFAS 123R.

In 2007, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. Restricted stock units receive dividend equivalents in the form of restricted stock units having the same vesting requirements as the restricted stock units initially granted. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to stock options and RSUs, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognizes an expense in the amount equal to the discount. For the year ended December 31, 2008, 2007 and 2006, the amount of the discount was $1.1 million, $1.5 million and $1.0 million, respectively.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that net income is increased by the effect of interest expense, net of tax, on the Company’s convertible debt; and the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised, restricted stock units were vested and the debt had been converted. The dilutive effect of stock options and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of SFAS 123R.

Employee Benefit Plans

Effective December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and No. 132(R) “Employers” Disclosures About Pensions and Other Post Retirement Benefits”, (“SFAS 158”), (“SFAS 87”), (“SFAS 88”), (“SFAS 106”) and (“SFAS 132R”). This standard requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on their balance sheets and recognize changes in the funded status in the year in which changes occur, through other comprehensive income, (a component of shareholders’ equity). The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. This standard also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The Company uses December 31 as its measurement date.

Prior to the adoption of the recognition provisions of SFAS 158 discussed below, the Company accounted for its defined benefit pension plans under SFAS 87. SFAS 87 required that a liability (minimum pension liability) be recorded as a non-cash charge to accumulated other comprehensive income in stockholder’s equity. Under SFAS 87, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 31, 2006:

	Prior to application of SFAS 158	Adjustments	After application of SFAS 158
	(in thousands)
Other intangible assets, net	$276,211	$(219)	$275,992
Accrued pension costs and other retirement plans	$280,658	$72,299	$352,957
Deferred income taxes	$18,509	$25,381	$43,890
Accumulative other comprehensive loss	$(128,147)	$(47,137)	$(175,284)
Total stockholders’ equity	$3,249,190	$(47,137)	$3,202,053

Foreign Currency

The Company operates in countries including Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Chile, China, Ireland, Latin America, Mexico, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Other operating expenses.”

Risk of real estate market

Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, the majority of the Company’s revenues can be adversely affected during periods of high interest rates, limited money supply and/or declining real estate values.

Escrow and trust deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $3.8 billion and $5.1 billion at December 31, 2008 and 2007, respectively, of which $1.04 billion and $679.7 million were held at the Company’s trust company and thrift company. The escrow deposits held at the Company’s Trust Company and Thrift are included in the accompanying consolidated balance sheets, with $909.3 million included in debt securities and $135.2 million included in cash and cash equivalents at December 31, 2008 and $679.7 million included in debt securities and $143.5 million included in cash and cash equivalents at December 31, 2007, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions. Trust deposits totaled $3.4 billion and $3.7 billion at December 31, 2008 and 2007, respectively, and were held at the Company’s federal savings bank. Escrow deposits held at third-party financial institutions and trust deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $0.6 billion and $1.5 billion at December 31, 2008 and 2007, respectively. Due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company for accounting purposes and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (“GAAP”), and expands disclosure requirements regarding fair value measurements. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. The Company has adopted FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008, and as a result the Company has applied the provisions of SFAS 157 that are applicable as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not apply SFAS 159 to any assets or liabilities and, therefore, the adoption has had no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”). This Statement retains the fundamental requirements in Statement of Financial

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for the Company beginning January 1, 2009. SFAS 141(R) will be applied prospectively and early adoption is prohibited. The Company does not believe the adoption of SFAS 141(R) will have a material impact on the consolidated financial statements.

In February 2009, the Financial Accounting Standards Board (“FASB”) voted to issue FASB Staff Position FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (the “FSP”). The FASB voted to carry forward the requirements in Statement of Financial Accounting Standards No. FAS 141, “Business Combinations” (“SFAS 141”), for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB voted to change the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. The FSP will have the same effective date as SFAS 141(R), and will therefore be effective for all business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. The Company does not believe the adoption of SFAS 160 will have a material impact on the consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $63.7 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2008.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2009 is $153.2 million.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory surplus of $602.0 million and $426.5 million as of December 31, 2008 and 2007, respectively. Statutory net loss for the year ended December 31, 2008 was $89.4 million and statutory net income for the years ended December 31, 2007 and 2006, was $12.1 million and $187.7 million, respectively.

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2008
U.S. Treasury bonds	$39,574	$3,436	$(4)	$43,006
Municipal bonds	80,136	1,610	(2,448)	79,298
Foreign bonds	97,371	3,300	(78)	100,593
Governmental agency bonds	128,403	3,448	(381)	131,470
Governmental agency mortgage-backed and asset-backed securities	1,196,381	9,233	(33,225)	1,172,389
Non-agency mortgage-backed and asset-backed securities	137,696	—	(52,188)	85,508
Corporate debt securities	114,208	1,643	(9,795)	106,056

	$1,793,769	$22,670	$(98,119)	$1,718,320

December 31, 2007
U.S. Treasury bonds	$42,034	$1,429	$(9)	$43,454
Municipal bonds	90,033	1,405	(232)	91,206
Foreign bonds	110,738	269	(559)	110,448
Governmental agency bonds	132,051	933	(33)	132,951
Governmental agency mortgage-backed and asset-backed securities	708,042	1,356	(7,107)	702,291
Non-agency mortgage-backed and asset-backed securities	152,051	489	(2,574)	149,966
Corporate debt securities	136,376	3,111	(1,591)	137,896

	$1,371,325	$8,992	$(12,105)	$1,368,212

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$71,031	$71,464
Due after one year through five years	228,193	229,339
Due after five years through ten years	72,355	72,437
Due after ten years	88,113	87,183

	459,692	460,423
Mortgage-backed and asset-backed securities	1,334,077	1,257,897

	$1,793,769	$1,718,320

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities are as follows:

	Cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2008
Preferred stocks	$52,056	$63	$(15,206)	$36,913
Common stocks	147,663	1,092	(75,542)	73,213

	$199,719	$1,155	$(90,748)	$110,126

December 31, 2007
Preferred stocks	$6,600	$138	$(894)	$5,844
Common stocks	78,172	66,917	(3,831)	141,258

	$84,772	$67,055	$(4,725)	$147,102

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices. Sales of debt and equity securities resulted in realized gains of $6.3 million, $3.5 million and $4.8 million and realized losses of $5.8 million, $1.2 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the commons stocks above is First Advantage’s investment in DealerTrack Holdings, Inc. (“DealerTrack”). In October 2007, First Advantage sold 2,875,000 shares of DealerTrack common stock. The sale resulted in a gain, before income taxes and minority interest, of approximately, $97.4 million. After the sale, First Advantage owns approximately 2,553,000 shares of DealerTrack common stock, which is approximately 6% of the outstanding shares. As a result, the Company discontinued using the equity method of accounting for its remaining investment in DealerTrack and the investment is classified as marketable equity securities on the consolidated balance sheets at December 31, 2008 and 2007. The investment had an unrealized loss of $55.1 million and unrealized gain of $58.2 million for the years ended December 31, 2008 and 2007, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following gross unrealized losses as of December 31, 2008 and December 31, 2007:

	12 months or less		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
December 31, 2008
Debt securities
U.S. Treasury bonds	$246	$(4)	$—	$—	$246	$(4)
Municipal bonds	1,149	(8)	20,550	(2,440)	21,699	(2,448)
Foreign bonds	2,798	(1)	6,329	(77)	9,127	(78)
Governmental agency bonds	13,099	(75)	296	(306)	13,395	(381)
Governmental agency mortgage-backed and asset-backed securities	361,154	(10,854)	399,210	(22,371)	760,364	(33,225)
Non-agency mortgage-backed and asset-backed securities	29,263	(19,800)	56,246	(32,388)	85,509	(52,188)
Corporate debt securities	13,568	(1,029)	61,078	(8,766)	74,646	(9,795)

Total debt securities	421,277	(31,771)	543,709	(66,348)	964,986	(98,119)
Equity securities	68,280	(71,359)	23,096	(19,389)	91,376	(90,748)

Total	$489,557	$(103,130)	$566,805	$(85,737)	$1,056,362	$(188,867)

December 31, 2007
Debt securities
U.S. Treasury bonds	$—	$—	$2,326	$(9)	$2,326	$(9)
Municipal bonds	250	(1)	14,719	(231)	14,969	(232)
Foreign bonds	19,220	(73)	49,805	(486)	69,025	(559)
Governmental agency bonds	1,118	(3)	10,601	(30)	11,719	(33)
Governmental agency mortgage-backed and asset-backed securities	12,173	(451)	538,101	(6,656)	550,274	(7,107)
Non-agency mortgage-backed and asset-backed securities	—	—	99,037	(2,574)	99,037	(2,574)
Corporate debt securities	14,457	(317)	65,676	(1,274)	80,133	(1,591)

Total debt securities	47,218	(845)	780,265	(11,260)	827,483	(12,105)
Equity securities	4,673	(862)	22,301	(3,863)	26,974	(4,725)

Total	$51,891	$(1,707)	$802,566	$(15,123)	$854,457	$(16,830)

The current disruptions in the capital and credit markets have resulted in extreme volatility and disruption to the financial markets. Several factors are contributing to the decrease in fair values of the investment portfolio as of December 31, 2008 including the tightening of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, as well as the current recession. It is possible that the Company could recognize impairment losses on some securities it owns at December 31, 2008 if future events, information and the passage of time cause the Company to determine that a decline in value is other-than temporary.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized a $34.8 million pre-tax impairment charge in the third quarter of 2008 related to its investments in perpetual preferred securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The impairment was due to actions taken by the United States government with respect to Fannie Mae and Freddie Mac.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of December 31, 2008, classified using the SFAS 157 valuation hierarchy:

	Carrying Balance as of December 31, 2008	Level 1	Level 2
	(in thousands)
Debt securities
U.S. Treasury bonds	$43,006	$—	$43,006
Municipal bonds	79,298	—	79,298
Foreign bonds	100,593	—	100,593
Governmental agency bonds	131,470	—	131,470
Governmental agency mortgage-backed and asset-backed securities	1,172,389	—	1,172,389
Non-agency mortgage-backed and asset-backed securities	85,508	—	85,508
Corporate debt securities	106,056	—	106,056

	1,718,320	—	1,718,320

Equity securities
Preferred stocks	36,913	36,913	—
Common stocks	73,213	73,213	—

	110,126	110,126	—

	$1,828,446	$110,126	$1,718,320

The Company had no securities at January 1, 2008 or December 31, 2008 that were valued at Level 3 of the valuation hierarchy.

NOTE 4.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2008	2007
	(in thousands)
Real estate—mortgage	$153,853	$119,036
Other	69	51

	153,922	119,087
Allowance for loan losses	(1,600)	(1,488)
Participations sold	(799)	(828)
Deferred loan fees, net	169	(20)

	$151,692	$116,751

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 7.08% and 7.58% for the years ended December 31, 2008 and 2007, respectively. Average yields are affected by prepayment penalties recorded as income, prepayment speeds, loan fees amortized to income and the market interest rates.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable are as follows:

Year	(in thousands)
2009	$327
2010	25
2011	3,304
2012	3,782
2013	2,599
2014 and thereafter	143,885

$153,922

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31
	2008	2007
	(in thousands)
Land	$40,457	$39,595
Buildings	267,838	287,011
Furniture and equipment	498,275	484,982
Capitalized software	744,652	693,957
Property under capital leases, net of deferred gain	—	74,190

	1,551,222	1,579,735
Accumulated depreciation and amortization	(885,917)	(824,300)

	$665,305	$755,435

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. This transaction, which totaled $122.0 million, was accounted for as a capital lease and as of December 31, 2007, equipment and capitalized software with a net book value of $18.4 million and $13.3 million, respectively, including accumulated depreciation of $30.5 million and $12.0 million, respectively, and the related obligation were included in the accompanying consolidated balance sheets. The sale-leaseback expired in 2008.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Goodwill:

A reconciliation of the changes in the carrying amount of net goodwill, by operating segment, as of December 31, 2008 and 2007, is as follows:

	Balance as of January 1, 2008	Acquired during the year	Dispositions	Impairment	Other/ post acquisition adjustments	Balance as of December 31, 2008
	(in thousands)
Financial Services:
Title Insurance	$716,976	$9,877	$(6,025)	$—	$(28,442)	$692,386
Specialty Insurance	39,959	4,531	—	—	—	44,490
Information Solutions:
Information and Outsourcing Solutions	650,967	—	—	—	(1,362)	649,605
Data and Analytic Solutions	446,969	14,566	—	—	(2,091)	459,444
Risk Mitigation and Business Solutions	712,469	21,823	—	(19,734)	34,255	748,813

	$2,567,340	$50,797	$(6,025)	$(19,734)	$2,360	$2,594,738

	Balance as of January 1, 2007	Acquired during the year	Dispositions	Impairment	Other/ Post acquisition adjustments	Balance as of December 31, 2007
	(in thousands)
Financial Services:
Title Insurance	$682,306	$32,080	$—	$—	$2,590	$716,976
Specialty Insurance	19,794	20,165	—	—	—	39,959
Information Solutions:
Information and Outsourcing Solutions	634,380	5,061	—	(6,925)	18,451	650,967
Data and Analytic Solutions	304,590	198,466	(28,260)	—	(27,827)	446,969
Risk Mitigation and Business Solutions	666,314	19,668	—	—	26,487	712,469

	$2,307,384	$275,440	$(28,260)	$(6,925)	$19,701	$2,567,340

The Company’s reporting units, for purposes of applying the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, information and outsourcing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services.

Recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financials results. In accordance with SFAS 142 and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Impairment analyses were not performed at any other time in the year as no triggering events requiring such an analysis occurred.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2008 evaluation resulted in an impairment loss of $19.7 million in the data services reporting unit in the fourth quarter based primarily upon diminished earnings and cash flow expectations for the lead generation business and lower residual valuation multiples existing in the present market conditions. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased. The 2008 evaluation did not indicate impairment in any other reporting units.

The disposition of $28.3 million during the twelve months ended December 31, 2007 relates to the contribution of a consolidated subsidiary, including the goodwill, to a newly formed unconsolidated joint venture. The Company terminated the majority of its mortgage fulfillment operations and recognized an impairment of goodwill for $6.9 million during the twelve months ended December 31, 2007.

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31
	2008	2007
	(in thousands)
Covenants not to compete	$59,884	$66,254
Customer lists	359,805	363,934
Trademarks and licenses	61,679	58,054

	481,368	488,242
Accumulated amortization	(182,957)	(142,035)

	$298,411	$346,207

Amortization expense for other finite-lived intangible assets was $51.9 million, $51.1 million and $42.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year
(in thousands)
2009	$46,876
2010	$42,911
2011	$38,888
2012	$35,410
2013	$33,701

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Demand Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31
	2008	2007
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$732,648	$234,708
Non-interest bearing	311,880	445,026

	1,044,528	679,734

Passbook accounts	217,356	20,100

Certificate accounts:
Less than one year	22,479	26,288
One to five years	13,858	17,563

	36,337	43,851

	$1,298,221	$743,685

Annualized interest rates:
Escrow deposits	1.37%	3.48%

Passbook accounts	1.13%	4.00%

Certificate accounts	4.36%	5.11%

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$1,357,632	$936,989	$671,054
Provision related to:
Current year	455,794	527,566	449,102
Prior years	77,530	366,379	207,845

	533,324	893,945	656,947

Payments related to:
Current year	200,840	195,367	194,340
Prior years	301,258	292,298	196,446

	502,098	487,665	390,786

Other	(33,466)	14,363	(226)

Balance at end of year	$1,355,392	$1,357,632	$936,989

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions and foreign currency gains/losses. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $191.3 million, $186.5 million and $174.0 million in 2008, 2007 and 2006, respectively, that relate to the Company’s non-title insurance operations.

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 8.6% in 2008, 13.1% in 2007 and 8.1% in 2006. During the fourth quarter 2008, the Company recorded $78.0 million in title insurance reserve strengthening adjustments. The adjustments reflect changes in estimates for ultimate losses expected, primarily from policy years 2006 and 2007. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2008, particularly for policy year 2007. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2008; increases in defaults and foreclosures during 2008; and higher than expected claims emergence from lenders policies. Some of the additional emergence is believed to be from a change in the mix of claims toward faster-emerging claim types, shifting the aggregate development pattern toward greater emergence in the early years of development.

The current economic environment appears to have more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which directly affect title claims. Relevant contributing factors include general economic instability and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

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

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. This environment increases the potential for claims on lenders title policies. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. Management believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have been experiencing higher losses on mortgage loans from prior years, including loans that were originated during the past several years. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 1991-2004 are all below 6.0% and average 4.8%. By contrast, loss ratios for policy years 2005-2007 range from 7.5% to 7.7%. The major causes of the higher loss ratios for those three policy years are believed to be confined mostly to that period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratio for policy year 2008 is 6.6%, which is lower than the ratios for 2005 through 2007. This is based in part on an assumption that more favorable underwriting conditions existed in 2008 than in 2005-2007, including tighter loan underwriting standards and lower housing prices.

During the latter part of 2007 and 2008, mortgage loan underwriting standards became more stringent and housing price levels decreased. These increased standards would be expected to reduce the claims risk for title insurance policies issued later in 2007 and in 2008. While the second half of policy year 2007 initially showed signs of more favorable claims experience, development during calendar year 2008 for policy year 2007 was greater than expected. Higher-than-expected development on lenders policies surpassed favorable experience on owners policies. This is believed to be due to severe declines in real estate prices during 2008 in combination with high foreclosure rates, which are conditions that generally increase the frequency and severity of title claims on lenders policies for recent policy years. In early 2008, the current credit environment was tighter than in 2007, resulting in higher quality mortgage loans underlying current title policies and a lower proportion of subprime loans. Lower residential real estate prices also reduce potential risk exposure on policies being issued currently. For these reasons management expects the trend of declining policy year loss ratios to continue with the 2008 policy year.

The rate for 2007 included $365.9 million in reserve strengthening adjustments, which reflected changes in estimates for ultimate losses expected, primarily from policy years 2004 through 2006. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2007. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2007; increases in defaults and foreclosures during 2007; a large single fraud loss from a closing protection letter claim involving multiple properties; higher-than-expected claims emergence for business from a large agent; and higher-than-expected claims emergence from a recently-acquired underwriter.

In October 2007, parts of Southern California were impacted by wildfires that damaged a significant number of properties in the region. The Company’s specialty insurance segment has homeowners’ policies that cover homes in the affected areas of Southern California. Under the terms of reinsurance agreements in effect, the Company’s exposure related to the wildfires was $6.5 million.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	December 31, 2008		December 31, 2007
Known title claims	$234,311	17.3%	$188,210	13.9%
IBNR	1,035,779	76.4%	1,096,230	80.7%

Total title claims	1,270,090	93.7%	1,284,440	94.6%
Non-title claims	85,302	6.3%	73,192	5.4%

Total loss reserves	$1,355,392	100.0%	$1,357,632	100.0%

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Notes and Contracts Payable:

	December 31
	2008	2007
	(in thousands)
5.7% senior debentures, due August 2014	$149,766	$149,724
7.55% senior debentures, due April 2028	99,644	99,626
Line of credit borrowings due July 2012, weighted average interest rate of 4.06%	340,000	200,000
2.08% First Advantage line of credit, due September 2010	15,000	—
Trust deed notes with maturities through 2032, collateralized by land and buildings with a net book value of $40,793, weighted-average interest rate of 5.2%	52,081	55,789
Other notes and contracts payable with maturities through 2017, weighted-average interest rate of 6.0%	211,784	350,004
5.68% capital lease obligation, due in 2008	—	50,903

	$868,274	$906,046

In November 2005, the Company amended its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. In July 2007, the credit agreement was further amended to extend the expiration date to July 2012. Under the credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit had a balance due of $340.0 million at December 31, 2008. At December 31, 2008, the Company is in compliance with the debt covenants under the amended and restated credit agreement. The Company’s publicly-traded subsidiary, First Advantage has one bank credit agreement. This agreement provides for a $225.0 million revolving line of credit and is collateralized by the stock and accounts receivable of First Advantage’s subsidiaries. The line of credit remains in effect until September 2010 and had a balance outstanding at December 31, 2008 of $15.0 million. Under the terms of the credit agreement, First Advantage is required to satisfy certain financial requirements. At December 31, 2008 and 2007, First Advantage was in compliance with the financial covenants of its loan agreement except for the consolidated to fixed charge coverage ratio for the quarter ended December 31, 2008. Compliance with this covenant was waived by the required lenders for the quarter ended December 31, 2008.

In December 2007, First American CoreLogic entered into a secured financing arrangement with Banc of America Leasing & Capital, LLC. The initial borrowing under the arrangement in 2007 was $50 million and the balance outstanding at December 31, 2008 totaled $83.1 million. Borrowings under the arrangement are secured by the capitalized software and data of First American CoreLogic and are guaranteed by FARES.

On February 2, 2007, the Company’s joint venture with Experian, FARES, entered into a Credit Agreement with Wells Fargo Bank, whereby FARES borrowed $100.0 million for the purpose of consummating a business merger. This loan was subsequently repaid in full in 2007. The Company guaranteed repayment of the loan pursuant to a Continuing Guaranty, dated as of February 2, 2007, between the Company and Wells Fargo Bank, NA. The business merger involved the Company’s First American Real Estate Solutions (“RES”) division, a part of its FARES subsidiary, and Sacramento, Calif.-based CoreLogic Systems, Inc., a leading provider of mortgage risk assessment and fraud prevention solutions. The merger resulted in a new, combined company, majority owned by FARES. FARES owns approximately 82 percent of the economic interests of the combined company

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the ownership of high vote Class B shares. CoreLogic’s stockholders own approximately 18 percent of the economic interests of the combined company through the ownership of Class A shares. In addition to the Class A shares, CoreLogic’s stockholders received cash consideration of $100.0 million. To finance the cash consideration, FARES made a loan of $100.0 million to the combined company. Fifty million dollars of the loan from FARES to the combined entity was repaid in 2007 and the remainder in 2008.

In December 2004, the Company entered into a sale-leaseback transaction for certain equipment and capitalized software. The transaction totaled $122.0 million and was accounted for as a capital lease. The capital lease bore interest at a rate of 5.68%. The assets and related obligation have been included in the accompanying consolidated financial statements. The Company paid off the capital lease in 2008.

In July 2004, the Company sold unsecured debt securities in the aggregate principal amount of $150.0 million. These securities, which bear interest at a fixed rate of 5.7%, are due August 2014.

In April 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 2028. The 30-year bonds were issued at 99.456% of the principal amount.

The weighted-average interest rate for the Company’s notes and contracts payable was 5.3% and 6.0% at December 31, 2008 and 2007, respectively.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2008, are as follows:

Year	Notes payable
(in thousands)
2009	$88,838
2010	$75,169
2011	$40,187
2012	$369,872
2013	$5,607

NOTE 11.    Deferrable Interest Subordinated Notes:

On April 22, 1997, the Company issued and sold $100.0 million of 8.5% trust preferred securities, due in 2012, through its wholly owned subsidiary, First American Capital Trust. In connection with the subsidiary’s issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes due in 2012. The sole assets of the subsidiary are and will be the subordinated interest notes. The Company’s obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary’s obligations under the preferred securities. Distributions on the securities are included as interest expense in the Company’s consolidated income statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Investment and Other Income:

The components of investment and other income are as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$54,193	$109,632	$67,893
Debt securities	57,516	67,976	52,202
Other long-term investments	22,456	53,184	48,422
Loans receivable	9,055	8,556	7,650
Dividends on marketable equity securities	5,405	6,770	5,740
Equity in earnings of unconsolidated affiliates	44,762	47,708	44,534
Trust and banking activities	23,032	13,870	17,696
Other	15,862	12,374	23,457

	$232,281	$320,070	$267,594

NOTE 13.    Income Taxes:

For the years 2008, 2007 and 2006, domestic and foreign pretax (loss) income from continuing operations was $(30.9) million and $20.4 million, $(27.1) million and $67.6 million and $457.7 million and $50.1 million, respectively.

Income taxes are summarized as follows:

	2008	2007	2006
	(in thousands)
Current:
Federal	$26,039	$89,327	$211,694
State	18,841	12,658	21,981
Foreign	12,687	22,551	17,864

	57,567	124,536	251,539

Deferred:
Federal	(36,793)	(86,189)	(44,694)
State	2,377	6,780	15,055
Foreign	(7,305)	(1,438)	(1,800)

	(41,721)	(80,847)	(31,439)

	$15,846	$43,689	$220,100

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2008	2007	2006
	(in thousands)
Taxes calculated at federal rate	$(3,666)	$14,200	$177,722
State taxes, net of federal benefit	13,792	12,635	24,074
Change in FIN 48	(9,961)	8,892	—
Goodwill impairment	6,778	—	—
Tax effect of minority interests	5,694	15,792	8,952
Dividends received deduction	(1,846)	(1,288)	(834)
Exclusion of certain meals and entertainment expenses	4,494	5,981	7,435
Foreign taxes (less than) in excess of federal rate	(450)	(2,077)	(3,888)
Other items, net	1,011	(10,446)	6,639

	$15,846	$43,689	$220,100

The Company’s effective income tax rate (income tax expense as a percentage of pretax income after minority interest expense), was (151.3)% for 2008, 107.7% for 2007 and 43.3% for 2006. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The absolute differences in the effective tax rates for 2008 and 2007 were primarily due to changes in the ratio of permanent differences to income before income taxes and minority interests, reserve adjustments recorded in 2008 and 2007, for which corresponding tax benefits were recognized, as well as changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to FIN 48 liabilities were released during the year based on changes in facts and circumstances associated with the related tax uncertainty. The change in the FIN 48 liability for income taxes associated with uncertain tax positions in 2008, primarily relates to a foreign transfer pricing matter impacted by recent administrative and judicial developments. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through December 31, 2008. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations. A large portion of the Company’s minority interest expense is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the minority interest expense.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31
	2008	2007
	(in thousands)
Deferred tax assets:
Deferred revenue	$117,440	$108,632
Employee benefits	99,780	92,294
Bad debt reserves	26,796	20,705
Loss reserves	77,618	96,988
Claims and related salvage	49,414	58,201
Pension	105,269	74,897
Loss on investments	48,380	—
Capital loss carryforward	27,143	—
Net operating loss carryforward	39,679	29,156
Other	25,748	21,296

	617,267	502,169

Deferred tax liabilities:
Depreciable and amortizable assets	384,185	369,796
Investment in affiliates	36,890	60,349
Other	17,804	28,965

	438,879	459,110

Net deferred tax asset before valuation allowance	178,388	43,059

Valuation allowance	(28,915)	(19,785)

Net deferred tax asset	$149,473	$23,274

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $0.0 million, $10.6 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the Company had available federal, state and foreign net operating-loss carryforwards totaling, in aggregate, approximately $213.8 million for income tax purposes, of which $28.7 million has an indefinite expiration. The remaining $185.1 million begins to expire at various times beginning in 2009.

The Company has a capital loss carryforward of $77.8 million that expires in 2013. In addition, the Company has impairment and unrealized losses of $140.2 million which includes $72.1 million of unrealized losses related to debt securities that the Company has the ability and intent to hold to recovery. The Company continues to monitor the realizability of these losses and believes it is more likely than not that the tax benefits associated with these losses will be realized. In making that determination we have identified certain prudent and feasible tax planning strategies, including the sale of certain non-core businesses and assets that we will implement unless the need to do so is eliminated in the future. However, this determination is a judgment and could be impacted by further market fluctuations.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance relates to deferred tax assets for federal and state net operating-loss carryforwards relating to acquisitions consummated by First Advantage, foreign operations of the Company and foreign tax credits. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and State jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The increase in the valuation allowance primarily results from current year losses from foreign subsidiaries and foreign tax credits generated in prior years.

As of December 31, 2008, United States taxes were not provided for on the earnings of the Company’s foreign subsidiaries, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practical to calculate the deferred taxes associated with these earnings; however foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2008, the liability for income taxes associated with uncertain tax positions was $28.2 million. This liability can be reduced by $3.8 million of offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments. The net amount of $24.4 million, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Unrecognized tax benefits—opening balance	$33,900	$95,700
Gross increases—tax positions in prior period	200	—
Gross decreases—tax positions in prior period	(5,100)	(65,500)
Gross increases—current period tax positions	3,900	8,100
Expiration of the statute of limitations for the assessment of taxes	(4,700)	(4,400)

Unrecognized tax benefits—ending balance	$28,200	$33,900

The majority of the net change in the unrecognized tax benefits related to prior periods resulted from the Company’s successful resolution of the tax treatment of certain temporary differences.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of December 31, 2008 and 2007, the Company had accrued $4.6 million and $9.6 million of interest and penalties (net of tax benefits of $1.6 million and $1.4 million) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Florida, New York, Texas and Canada. The Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statute of limitations for the assessment of taxes. The Company estimates that decreases in unrecognized tax benefits within the next 12 months will total approximately $8 million.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several jurisdictions are being examined by various tax authorities. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

NOTE 14.    Earnings (Loss) Per Share:

The Company’s potential dilutive securities are stock options, RSUs and convertible debt. Stock options and RSUs are reflected in diluted earnings (loss) per share by application of the treasury-stock method and convertible debt is reflected in diluted earnings per share by application of the if-converted method. A reconciliation of net (loss) income and weighted-average shares outstanding is as follows:

	2008	2007	2006
	(in thousands, except per share data)
Numerator:
Net (loss) income,—numerator for basic net income per share	$(26,320)	$(3,119)	$287,676
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	—	—	633
Subsidiary potential dilutive shares	—	—	(545)

Numerator for diluted net (loss) income per share	$(26,320)	$(3,119)	$287,764

Denominator:
Weighted-average shares—denominator for basic net (loss) income per share	92,516	94,649	96,206
Effect of dilutive securities:
Employee stock options and restricted stock units	—	—	1,935
Convertible debt	—	—	512

Denominator for diluted net (loss) income per share	92,516	94,649	98,653

Net (loss) income per share:
Basic	$(0.28)	$(0.03)	$2.99

Diluted	$(0.28)	$(0.03)	$2.92

For the years ended December 31, 2008 and December 31, 2007, 4.0 million and 4.5 million potential dilutive shares of common stock (representing all potential dilutive shares), respectively, were excluded due to the net loss for the period. For the year ended December 31, 2006, 0.9 million options were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    Employee Benefit Plans:

The Company has benefit plans covering substantially all employees, including a 401(k) savings plan (the “Savings Plan”), an employee stock purchase plan and a defined benefit pension plan.

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. There was no expense for the year ended December 31, 2008 related to the Company’s Savings Plan as a result of the determination that the Company did not meet the requirement for a profit driven 401(k) match. The Company’s expense related to the Savings Plan amounted to $34.0 million and $35.9 million for the years ended December 31, 2007 and 2006, respectively. The Savings Plan allows the participants to purchase the Company’s stock as one of the investment options, subject to certain limitations. The Savings Plan held 7,312,000 and 8,438,000 shares of the Company’s common stock, representing 7.9% and 9.2% of the total shares outstanding at December 31, 2008 and 2007, respectively.

The employee stock purchase plan allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. There were 251,000, 235,000 and 161,000 shares issued in connection with the plan for the years ending December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there were 1,254,000 shares reserved for future issuances.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the defined benefit plan and supplemental benefit plan obligations as of December 31, 2008 and 2007:

	December 31
	2008		2007
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$312,460	$237,903	$319,328	$251,787
Service costs	416	6,009	3,250	8,034
Interest costs	19,066	15,080	19,021	15,319
Plan amendments	—	—	(1,946)	(15,666)
Actuarial (gains) losses	1,748	(7,400)	(11,844)	(15,159)
Benefits paid	(18,916)	(10,064)	(15,349)	(6,412)

Projected benefit obligation at end of year	314,774	241,528	312,460	237,903

Change in plan assets:
Plan assets at fair value at beginning of year	283,297	—	253,016	—
Actual return on plan assets	(80,818)	—	23,061	—
Company contributions	17,834	10,064	22,569	6,412
Benefits paid	(18,916)	(10,064)	(15,349)	(6,412)

Plan assets at fair value at end of year	201,397	—	283,297	—

Reconciliation of funded status:
Funded status of the plans	$(113,377)	$(241,528)	$(29,163)	$(237,903)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(113,377)	$(241,528)	$(29,163)	$(237,903)

	$(113,377)	$(241,528)	$(29,163)	$(237,903)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$205,189	$109,762	$102,654	$124,860
Unrecognized prior service costs	165	(14,347)	190	(15,666)

	$205,354	$95,415	$102,844	$109,194

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	2008	2007	2006
	(in thousands)
Expense:
Service costs	$6,428	$11,287	$9,733
Interest costs	34,146	34,340	30,148
Expected return on plan assets	(25,814)	(23,162)	(18,944)
Amortization of prior service credit (costs)	(1,291)	26	26
Amortization of net loss	13,541	18,791	16,483
Curtailment loss	—	1	—

	$27,010	$41,283	$37,446

The estimated net loss and prior service credit for pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost over the next fiscal year are expected to be $23.9 million and $1.3 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31
	2008	2007
Defined benefit pension plan
Discount rate	6.30%	5.96%
Rate of return on plan assets	9.00%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.30%	5.96%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31
	2008	2007
Defined benefit pension plan
Discount rate	6.30%	6.30%
Rate of return on plan assets	8.00%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.30%	6.30%
Salary increase rate	5.00%	5.00%

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments. Consequently, the Company’s accumulated benefit obligation exceeded the fair-market value of the plan assets for the Company’s funded, defined benefit plans.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the funded status in the defined benefit plan and supplemental benefit plan obligations as of December 31, 2008 and 2007:

	December 31
	2008		2007
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Projected benefit obligation	$314,774	$241,528	$312,460	$237,903
Accumulated benefit obligation	$314,774	$207,214	$312,460	$198,026
Plan assets at fair value at end of year	$201,397	$—	$283,297	$—

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plan assets are managed by investment managers that invest plan assets in equity and fixed income debt securities and cash. A summary of the asset allocation as of December 31, 2008 and 2007 and the target mix are as follows:

	Target allocation	Percentage of plan assets at December 31
	2009	2008	2007
Asset category
Domestic and international equities	65%	57.1%	64.3%
Fixed income	33%	42.4%	33.4%
Cash	2%	0.5%	2.3%

The Company expects to make cash contributions to its pension plans of approximately $23.1 million during 2009.

The following benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2009	$24,999
2010	$25,564
2011	$26,221
2012	$28,034
2013	$29,368
2014-2018	$169,359

NOTE 16.    Fair Value of Financial Instruments:

The Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, SFAS 107 excludes certain financial instruments including those related to insurance contracts.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are presented in the following table.

	December 31
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$934,945	$934,945	$1,162,569	$1,162,569
Accounts receivable	$558,946	$558,946	$559,996	$559,996
Investments:
Deposits with savings and loan associations and banks	$182,117	$182,117	$198,055	$198,055
Debt securities	$1,718,320	$1,718,320	$1,368,212	$1,368,212
Equity securities	$110,126	$110,126	$147,102	$147,102
Other long-term investments	$371,157	$371,157	$457,764	$457,764
Loans receivable, net	$151,692	$167,532	$116,751	$117,186
Financial Liabilities:
Demand deposits	$1,298,221	$1,298,602	$743,685	$743,756
Accounts payable and accrued liabilities	$994,093	$994,093	$1,123,624	$1,123,624
Notes payable and contracts	$868,274	$778,009	$906,046	$863,753
Deferrable interest subordinated notes	$100,000	$102,054	$100,000	$122,584

NOTE 17.    Share-Based Compensation Plans:

The following table illustrates the share-based compensation expense recognized for the three years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Expense:
Stock options	$588	$7,847	$13,517
Restricted stock units	12,763	9,320	215
Employee stock purchase plan	1,128	1,511	1,003

	$14,479	$18,678	$14,735

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

The following table summarizes stock option activity related to the Company’s plans:

	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
	(in thousands, except weighted-average exercise price)
Balance at December 31, 2007	4,118	$30.23
Exercised during 2008	(634)	$22.95
Forfeited during 2008	(434)	$38.38

Balance at December 31, 2008	3,050	$30.59	4.9	$11,712

Vested and expected to vest at December 31, 2008	3,032	$30.59	4.8	$11,712

Exercisable at December 31, 2008	2,348	$27.79	4.3	$11,705

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

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s publicly-traded subsidiary, First Advantage Corporation, of $9.3 million, $13.3 million and $10.9 million for years ended as of December 31, 2008, 2007 and 2006. In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $1.2 million and $1.1 million for the years ended as of December 31, 2008 and 2007.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commencing with the effective date of SFAS 123R, the Company transitioned from the Black-Scholes option model to a binomial lattice model to estimate the fair value of new employee stock options on the date of the grant. The Company believes that the binomial lattice option pricing model provides a more refined estimate of the fair value of the stock options. Options granted prior to January 1, 2006 were valued using the Black Scholes option-pricing model. There were no options granted in 2008 and 2007. The following assumptions were used in valuing the options granted during the twelve months ended December 31, 2006:

2006
Risk free average interest rate	4.3%-4.8%
Dividend yield	1.6%-1.8%
Weighted-average dividend yield	1.67%
Expected volatility	25.0%
Weighted-average volatility	25.0%
Expected term (years)	4.0-5.0
Weighted-average grant date fair value for options granted	$9.60
Weighted-average exercise price for options granted	$43.32

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

As of December 31, 2008, there was $3.3 million of total unrecognized compensation cost related to nonvested stock options of the Company that is expected to be recognized over a weighted-average period of 2.0 years. In addition, the Company’s publicly traded subsidiary, First Advantage, has $2.6 million of total unrecognized compensation cost related to nonvested stock options that are expected to be recognized over a weighted-average period of 0.8 years. Cash received from the exercise of stock options for the twelve months ended December 31, 2008, 2007 and 2006 totaled $14.4 million, $42.2 million and $5.8 million, respectively.

Total intrinsic value of options exercised for the twelve months ended December 31, 2008, 2007 and 2006 was $7.6 million, $39.2 million and $7.6 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

As of December 31, 2008, there was $21.6 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 3.8 years. In addition, the Company’s publicly traded subsidiary, First Advantage, has $13.1 million of total unrecognized compensation

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost related to nonvested RSUs that are expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed on December 31, 2008 is $0.6 million. RSUs and activity for the twelve months ended December 31, 2008, is as follows:

	Shares	Weighted- average grant-date fair value
	(in thousands, except weighted- average grant-date fair value)
Nonvested RSUs outstanding at December 31, 2007	352	$47.16
Granted during 2008	761	$34.18
Vested during 2008	(91)	$46.04
Forfeited during 2008	(41)	$44.11

Nonvested RSUs outstanding at December 31, 2008	981	$37.32

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Under the provisions of SFAS 123R, the Company recognized an expense of $1.1 million, $1.5 million and $1.0 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

The impact of the adoption of SFAS 123R of the Company’s consolidated publicly-traded subsidiary, First Advantage, have been included in the Company’s consolidated financial statements. Disclosures related to the assumptions used by First Advantage to value its stock options have not been included and can be found in its Annual Report on Form 10-K for the corresponding period.

NOTE 18.    Commitments and Contingencies:

Lease Commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

Future minimum rental payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 are as follows:

Operating
(in thousands)
Year
2009	$175,013
2010	126,851
2011	92,959
2012	66,292
2013	46,731
Later years	96,449

$604,295

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense for all operating leases and month-to-month rentals was $281.9 million, $291.0 million and $244.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other commitments and guarantees

The Company and Experian are parties to a joint venture that resulted in the creation of the Company’s FARES subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is less than $160.0 million. As of December 31, 2008, the purchase price would have exceeded $160.0 million and, consequently, Experian could not exercise this right. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the minority shares of certain less-than-100.0%-owned subsidiaries. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2008, was not material.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2008.

NOTE 19.    Stockholders’ Equity:

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. On January 15, 2008, the Board of Directors authorized an additional $300 million of repurchase capacity. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. Between inception of the plan and December 31, 2007, the Company had repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million.

NOTE 20.    Other Comprehensive Income (Loss):

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other comprehensive income (loss) are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Minimum pension liability adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2005	$(6,752)	$3,967	$(123,031)	$—	$(125,816)
Pretax change, including impact of adopting SFAS 158	874	5,521	189,280	(275,376)	(79,701)
Tax effect	101	—	(66,249)	96,381	30,233

Balance at December 31, 2006	(5,777)	9,488	—	(178,995)	(175,284)
Pretax change	66,092	15,781	—	63,337	145,210
Tax effect	(23,492)	—	—	(22,167)	(45,659)

Balance at December 31, 2007	36,823	25,269	—	(137,825)	(75,733)
Pretax change	(175,121)	(54,676)	—	(88,731)	(318,528)
Tax effect	61,236	—	—	31,056	92,292

Balance at December 31, 2008	$(77,062)	$(29,407)	$—	$(195,500)	$(301,969)

The change in unrealized gains on debt and equity securities includes reclassification adjustments of $0.6 million, $2.3 million and $2.1 million of net realized gains (losses) for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 21.    Litigation and Regulatory Contingencies:

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company maintained a reserve for these lawsuits totaling $65.7 million at December 31, 2008. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at December 31, 2008. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

NOTE 22.    Business Combinations and Divestitures:

During the twelve months ended December 31, 2008, the Company completed three acquisitions. These acquisitions were not material, individually or in the aggregate. Of these three acquisitions, two have been included in the Company’s title insurance segment and one in the Company’s risk mitigation and business solutions segment.

The aggregate purchase price for the acquisitions included in the Company’s title insurance segment was $3.4 million in cash and $2.5 million in notes payable. The acquisition included in the Company’s risk mitigation and business solutions segment was completed by the Company’s publicly-traded subsidiary, First Advantage. The aggregate purchase price for this acquisition was $16.3 million in cash. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the three acquisitions, the Company recorded approximately $22.5 million of goodwill and $2.3 million of intangible assets with finite lives. The Company is awaiting information necessary to finalize the purchase accounting adjustments for certain of these acquisitions and the final purchase price allocations could result in a change to the recorded assets and liabilities. However, any changes are not expected to have a material effect on the Company’s financial statements as of, or for the period ended, December 31, 2008.

In addition to the acquisitions discussed above, during the twelve months ended December 31, 2008, the Company purchased the remaining minority interests in five companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $61.0 million in cash. As a result of the five transactions, the Company recorded approximately $28.3 million of goodwill and $0.4 million of intangible assets with finite lives.

On February 2, 2007, the Company combined its First American Real Estate Solutions (“RES”) division with CoreLogic Systems, Inc. (“CoreLogic”), a leading provider of mortgage risk assessment and fraud prevention solutions. The new combined company, which is included in the Company’s data and analytic solutions segment, is majority owned by the Company through its FARES joint venture with Experian. CoreLogic’s shareholders received cash consideration of $100 million and approximately 18% of the economic interests of the combined company through the ownership of Class A Shares of the new combined entity. To finance the cash consideration, FARES secured bank financing of $100 million. The Company recognized a gain of $77.1 million before income tax and minority interest to reflect the difference between the market value (as determined by an independent valuation firm) and the book value multiplied by the percentage of RES that the Company relinquished in this transaction. The aggregate purchase price for the CoreLogic transaction was $296.4 million including the above referenced gain. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of this acquisition, the Company recorded approximately $198.5 million of goodwill and $92.7 million of intangible assets with finite lives.

During the twelve months ended December 31, 2007, the Company completed fourteen other acquisitions. These acquisitions were not material, individually or in the aggregate. Of these fourteen acquisitions, eleven have been included in the Company’s title insurance segment, one in the Company’s information and outsourcing solutions segment and two in the Company’s risk mitigation and business solutions segment.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate purchase price for the acquisitions included in the Company’s title insurance segment was $8.5 million in cash and $18.7 million in notes payable. The aggregate purchase price for the acquisition included in the Company’s information and outsourcing solutions segment was $7.0 million in cash. The acquisitions included in the Company’s risk mitigation and business solutions segment were completed by the Company’s publicly-traded subsidiary, First Advantage. The aggregate purchase price for these acquisitions was $9.9 million in cash and $1.1 million in notes payable. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the other fourteen acquisitions, the Company recorded approximately $45.3 million of goodwill and $8.0 million of intangible assets with finite lives.

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

NOTE 23.    Segment Financial Information:

Effective January 1, 2008, the Company reorganized its two business groups and underlying segments to reflect how the assets and operations will be divided when the spin-off is consummated, which reflects how the business is currently managed. The segment presentation below reflects this reorganization. All previously reported segment information has been restated to conform to this presentation.

Financial Services Group

•

Title Insurance and Services: The title insurance and services segment issues residential and commercial title insurance policies and provides related escrow services, accommodates tax-deferred exchanges and provides investment advisory services, trust services, lending and deposit products and other related products and services. The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title or related services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Chile, China, Ireland, Latin America, Mexico, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The international operations account for an immaterial amount of the Company’s income before income taxes and minority interests.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Specialty Insurance: The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. Home warranty services are provided in 34 states throughout the United States and the District of Columbia. Property and casualty insurance is offered nationwide.

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, default management services, loan administration and production services, business process outsourcing, asset valuation and management services, and building and maintaining geospatial proprietary software and databases. The products are provided nationwide.

•

Data and Analytic Solutions: The data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database access tools and automated appraisal services.

•

Risk Mitigation and Business Solutions: The risk mitigation and business solutions segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides consumer credit reporting solutions for mortgage and home equity needs, transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting, lead generation services, consolidated consumer credit reports and automotive lead development services for the automotive dealer marketplace, employment background screening, hiring management solutions, occupational health services, tax incentive services, payroll and human resource management, resident screening services, property management software, renters’ insurance services, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative services.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense. Eliminations consist of inter-segment revenues included in the results of the operating segments.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates	Income (loss) before income taxes and minority interests	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2008
Title Insurance	$3,912,070	$80,167	$(2,160)	$(117,229)	$4,331,669	$114,538	$52,070
Specialty Insurance	297,817	3,329	—	17,859	420,983	—	7,344
Information and Outsourcing Solutions	739,168	23,346	40,858	145,161	1,000,307	29,332	19,750
Data and Analytic Solutions	596,020	69,310	907	79,577	1,361,247	105,667	32,171
Risk Mitigation and Business Solutions	782,274	64,756	5,299	62,992	1,131,610	—	31,522
Corporate	273	22,037	(142)	(144,149)	484,239	63,727	2,447
Eliminations	(113,864)	—	—	—	—	—	—

	$6,213,758	$262,945	$44,762	$44,211	$8,730,055	$313,264	$145,304

2007
Title Insurance	$5,555,969	$81,773	$10,283	$(244,683)	$4,211,624	$141,005	$74,102
Specialty Insurance	323,440	2,190	—	39,728	496,166	—	7,355
Information and Outsourcing Solutions	786,675	22,023	30,496	162,086	974,782	43,412	14,450
Data and Analytic Solutions	701,385	65,482	281	166,223	1,402,697	105,504	85,832
Risk Mitigation and Business Solutions	984,726	43,182	6,057	232,991	1,219,486	—	38,011
Corporate	(23,623)	17,689	591	(204,282)	343,166	71,364	9,358
Eliminations	(106,189)	—	—	—	—	—	—

	$8,222,383	$232,339	$47,708	$152,063	$8,647,921	$361,285	$229,108

2006
Title Insurance	$6,122,918	$72,661	$14,543	$305,109	$4,391,531	$148,932	$69,159
Specialty Insurance	328,379	1,947	—	56,406	441,150	—	5,657
Information and Outsourcing Solutions	717,492	23,533	23,410	159,834	994,784	47,463	21,070
Data and Analytic Solutions	585,257	47,031	(417)	112,926	1,041,949	71,123	76,203
Risk Mitigation and Business Solutions	827,661	39,104	7,490	117,248	1,085,837	55,001	29,671
Corporate	13,125	22,649	(492)	(154,620)	341,034	90,801	18,000
Eliminations	(61,235)	—	—	—	—	—	—

	$8,533,597	$206,925	$44,534	$596,903	$8,224,285	$413,320	$219,760

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating revenues from external customers separated between domestic and foreign operations and by segment for each of the past three years ending December 31, 2008 is as follows:

	December 31
	2008		2007		2006
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance	$3,464,026	$373,143	$4,956,839	$430,801	$5,570,015	$351,617
Specialty Insurance	286,321	—	302,822	—	309,261	—
Information and Outsourcing Solutions	681,868	—	728,885	—	689,166	—
Data and Analytic Solutions	491,698	8,099	545,138	8,453	521,683	39
Risk Mitigation and Business Solutions	686,177	89,316	769,736	84,545	785,663	23,213

	$5,610,090	$470,558	$7,303,420	$523,799	$7,875,788	$374,869

Long-lived assets separated between domestic and foreign operations and by segment as of December 31, 2008 and 2007 is as follows:

	As of December 31
	2008		2007
	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance	$1,517,467	$114,020	$1,668,684	$145,210
Specialty Insurance	109,254	—	104,301	—
Information and Outsourcing Solutions	870,376	—	878,949	—
Data and Analytic Solutions	1,141,678	25,460	1,170,172	20,166
Risk Mitigation and Business Solutions	855,121	71,514	845,756	59,770

	$4,493,896	$210,994	$4,807,628	$225,146

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2008
Revenues	$1,659,125	$1,685,051	$1,518,970	$1,350,612
Income (loss) before income taxes and minority interests	$69,574	$63,609	$823	$(89,795)
Net income (loss)	$29,318	$19,605	$(8,340)	$(66,903)
Net income (loss) per share:
Basic	$0.32	$0.21	$(0.09)	$(0.72)
Diluted	$0.32	$0.21	$(0.09)	$(0.72)

(1)	Net loss for the fourth quarter ending December 31, 2008 includes the impairment loss on goodwill of $19.7 million and the title insurance loss reserve strengthening adjustment of $78.0 million.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Revenues	$2,124,767	$2,162,904	$2,058,102	$1,876,610
Income (loss) before income taxes and minority interests	$180,418	$(79,960)	$108,011	$(56,406)
Net income (loss)	$83,787	$(65,996)	$46,589	$(67,499)
Net income (loss) per share:
Basic	$0.87	$(0.68)	$0.50	$(0.74)
Diluted	$0.84	$(0.68)	$0.49	$(0.74)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006
Revenues	$2,006,284	$2,169,920	$2,178,279	$2,179,114
Income before income taxes and minority interests	$135,030	$74,019	$186,892	$200,962
Net income	$67,800	$25,476	$90,429	$103,971
Net income per share:
Basic	$0.71	$0.26	$0.94	$1.08
Diluted	$0.69	$0.26	$0.92	$1.06

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2008

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$182,117	$182,117		$182,117

Debt securities:
U.S. Treasury securities
Registrant—None
Consolidated	$39,574	$43,006		$43,006

Municipal bonds
Registrant—None
Consolidated	$80,136	$79,298		$79,298

Foreign bonds
Registrant—None
Consolidated	$97,371	$100,593		$100,593

Governmental agency bonds
Registrant—None
Consolidated	$128,403	$131,470		$131,470

Governmental agency mortgage-backed and asset-backed securities
Registrant—None
Consolidated	$1,196,381	$1,172,389		$1,172,389

Non-agency mortgage-backed and asset-backed securities
Registrant—None
Consolidated	$137,696	$85,508		$85,508

Corporate debt securities
Registrant—None
Consolidated	$114,208	$106,056		$106,056

Total debt securities:
Registrant—None
Consolidated	$1,793,769	$1,718,320		$1,718,320

Equity securities:
Registrant—None
Consolidated	$199,719	$110,126		$110,126

Other long-term investments:
Registrant	$17,862	$17,862	(1)	$17,862

Consolidated	$371,157	$371,157	(1)	$371,157

Total investments:
Registrant	$17,862	$17,862	(1)	$17,862

Consolidated	$2,546,762	$2,381,720		$2,381,720

(1)	As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs. The cost basis is used as a proxy for fair value.

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2008
Title Insurance and Services	—	$1,270,214	$9,248
Specialty Insurance	$24,879	43,811	138,825
Information and Outsourcing Solutions	—	28,865	527,680
Data and Analytic Solutions	—	12,502	45,710
Risk Mitigation and Business Solutions	—	—	7,381
Corporate	—	—	—

Total	$24,879	$1,355,392	$728,844

2007
Title Insurance and Services	—	$1,284,443	$10,063
Specialty Insurance	$26,024	42,879	145,767
Information and Outsourcing Solutions	—	24,907	551,313
Data and Analytic Solutions	—	5,403	39,585
Risk Mitigation and Business Solutions	—	—	9,474
Corporate	—	—	—

Total	$26,024	$1,357,632	$756,202

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2008
Title Insurance and Services	$3,837,169	$74,901	$330,112	—	$938,115	—
Specialty Insurance	286,321	11,496	166,004	$(1,145)	49,703	$110,847
Information and Outsourcing Solutions	688,349	50,819	23,898	—	358,334	—
Data and Analytic Solutions	594,233	1,787	13,310	—	102,499	—
Risk Mitigation and Business Solutions	779,109	3,165	—	—	405,582	—
Corporate	—	273	—	—	30,880	—
Eliminations	(104,533)	(9,331)	—	—	(104,533)	—

Total	$6,080,648	$133,110	$533,324	$(1,145)	$1,780,580	$110,847

2007
Title Insurance and Services	$5,387,782	$168,187	$704,083	—	$1,167,472	—
Specialty Insurance	302,822	20,618	165,192	$(1,032)	50,962	$117,649
Information and Outsourcing Solutions	742,870	43,805	18,086	—	370,802	—
Data and Analytic Solutions	639,678	61,707	6,581	—	117,605	—
Risk Mitigation and Business Solutions	856,542	128,184	3	—	421,994	—
Corporate	—	(23,623)	—	—	46,373	—
Eliminations	(102,475)	(3,714)	—	—	(102,475)	—

Total	$7,827,219	$395,164	$893,945	$(1,032)	$2,072,733	$117,649

2006
Title Insurance and Services	$5,920,983	$201,935	$480,780	—	$1,062,870	—
Specialty Insurance	309,261	19,118	154,806	$(383)	47,697	$123,737
Information and Outsourcing Solutions	689,318	28,174	18,793	—	294,356	—
Data and Analytic Solutions	578,833	6,424	2,671	—	132,058	—
Risk Mitigation and Business Solutions	809,723	17,938	(103)	—	420,488	—
Corporate	—	13,125	—	—	51,903	—
Eliminations	(57,461)	(3,774)	—	—	(57,461)	—

Total	$8,250,657	$282,940	$656,947	$(383)	$1,951,911	$123,737

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2008	$3,832,981	9,356	13,544	$3,837,169	0.4%

2007	$5,503,728	11,792	23,723	$5,387,782	0.4%

2006	$6,054,867	9,403	13,689	$5,920,983	0.2%

Specialty Insurance
2008	$122,118	7,341	—	$114,777	0.0%

2007	$129,179	8,558	—	$120,621	0.0%

2006	$127,474	6,982	—	$120,492	0.0%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2008

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,677	$40,178		$30,984	(A)	$71,871

Reserve for title losses and other claims:
Registrant—None
Consolidated	$1,357,632	$533,324	$(33,467)	$502,097	(B)	$1,355,392

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,488	$112				$1,600

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,316	$572		$284	(C)	$1,604

Reserve deducted from other assets:
Registrant—None
Consolidated	$18,996	$1,321		$—		$20,317

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$19,785	$26,918				$46,703

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount	represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

2 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2007

Column A	Column B	Column C		Column D		Column E
	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
Description		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,467	$44,943		$44,733	(A)	$62,677

Reserve for title losses and other claims:
Registrant—None
Consolidated	$936,989	$900,580	$(6,635)	$473,302	(B)	$1,357,632

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,440	$48				$1,488

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,280	$6,635		$6,599	(C)	$1,316

Reserve deducted from other assets:
Registrant—None
Consolidated	$1,713	$17,283		$—		$18,996

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$11,043	$8,742				$19,785

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount	represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

3 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2006

Column A	Column B	Column C		Column D		Column E
	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
Description		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$67,473	$28,310		$33,316	(A)	$62,467

Reserve for title losses and other claims:
Registrant—None
Consolidated	$671,054	$656,947	$(226)	$390,786	(B)	$936,989

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,410	$30				$1,440

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,064	$236		$20	(C)	$1,280

Reserve deducted from other assets:
Registrant—None
Consolidated	$1,647	$66		$—		$1,713

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$5,828	$5,215				$11,043

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount	represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued an attestation report on the Company’s internal controls over financial reporting.

Item 9B.	Other Information

New York Stock Exchange Certifications

During 2008, the Company’s chief executive officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. With respect to the reports required to be filed with the Securities and Exchange Commission in 2008, the Company’s chief executive officer and chief financial officer, or chief accounting officer, also made the required certifications regarding the quality of the Company’s public disclosure.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Who are the largest principal shareholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” and “Transactions with Management and Others” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 55 in Item 8 of Part II of this report.

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

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ PARKER S. KENNEDY

Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2009

By	/s/ ANTHONY S. PISZEL

Anthony S. Piszel Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	March 2, 2009

/s/ ANTHONY S. PISZEL Anthony S. Piszel	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2009

/s/ MAX O. VALDES Max O. Valdes	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

/s/ GEORGE L. ARGYROS George L. Argyros	Director	March 2, 2009

/s/ BRUCE S. BENNETT Bruce S. Bennett	Director	March 2, 2009

/s/ J. DAVID CHATHAM J. David Chatham	Director	March 2, 2009

/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Director	March 2, 2009

Signature	Title	Date

/s/ WILLIAM G. DAVIS William G. Davis	Director	March 2, 2009

/s/ JAMES L. DOTI James L. Doti	Director	March 2, 2009

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	March 2, 2009

/s/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director	March 2, 2009

/s/ THOMAS C. O’BRIEN Thomas C. O’Brien	Director	March 2, 2009

/s/ FRANK O’BRYAN Frank O’Bryan	Director	March 2, 2009

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	March 2, 2009

/s/ D. VAN SKILLING D. Van Skilling	Director	March 2, 2009

/s/ PATRICK F. STONE Patrick F. Stone	Director	March 2, 2009

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	March 2, 2009

/s/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	March 2, 2009

/s/ MARY LEE WIDENER Mary Lee Widener	Director	March 2, 2009

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation, dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation, dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation, dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Current Report on Form 8-K, dated June 12, 2000.

(3)(d)	Certificate of Amendment of Restated Articles of Incorporation of The First American Corporation, dated December 10, 2008.

(3)(e)	Amended and Restated Bylaws of The First American Corporation, effective December 10, 2008.

(4)(a)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(b)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(c)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(d)	Amended and Restated Declaration of Trust of First American Capital Trust I, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(e)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(f)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(g)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(h)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3, dated July 19, 2004.

(4)(i)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004.

(4)(j)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit 10(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(b)	Executive Supplemental Benefit Plan, dated April 10, 1986, and Amendment No. 1 thereto, dated October 1, 1986, incorporated by reference herein from Exhibit 10(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit No.	Description

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Amendment No. 6, dated September 1, 2005, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(h)	Amended and Restated Executive Supplemental Benefit Plan, dated November 1, 2007, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*(10)(i)	Amended and Restated Executive Supplemental Benefit Plan, effective as of January 1, 2009.

*(10)(j)	Management Supplemental Benefit Plan, dated July 20, 1988, incorporated by reference herein from Exhibit 10(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(k)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(l)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(m)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(n)	Amendment No. 4, dated September 1, 2005, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(o)	Amended and Restated Management Supplemental Benefit Plan, dated November 1, 2007, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*(10)(p)	Amended and Restated Management Supplemental Benefit Plan, effective as of January 1, 2009.

*(10)(q)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(r)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(s)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(t)	Amended and Restated Pension Restoration Plan, effective as of January 1, 2009.

*(10)(u)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8, dated December 30, 1996.

Exhibit No.	Description

*(10)(v)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(w)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(x)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(y)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(z)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(aa)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(bb)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(cc)	Stock Option Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K, dated March 31, 2006.

*(10)(dd)	Amended and Restated Change in Control Agreement (Executive Form), dated February 26, 2008, incorporated by reference herein from Exhibit (10)(xxx) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(ee)	Amended and Restated Change in Control Agreement (Executive Form), effective as of January 1, 2009.

*(10)(ff)	Amended and Restated Change in Control Agreement (Management Form), dated February 26, 2008, incorporated by reference herein from Exhibit (10)(yyy) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(gg)	Amended and Restated Change in Control Agreement (Management Form), effective as of January 1, 2009.

*(10)(hh)	Letter agreement regarding Amended and Restated Change in Control Agreement, dated December 29, 2008.

*(10)(ii)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8, dated December 11, 1997.

*(10)(jj)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(kk)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit No.	Description

*(10)(ll)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(mm)	Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009.

*(10)(nn)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement, dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(oo)	Letter agreement, dated June 25, 2007, regarding the retirement of Craig I. DeRoy, incorporated by reference herein from Exhibit 10(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*(10)(pp)	The First American Corporation 2006 Incentive Compensation Plan, incorporated by reference herein from Appendix A of the Definitive Proxy Statement of the Company filed on April 10, 2006.

*(10)(qq)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated February 27, 2007.

*(10)(rr)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated March 20, 2007.

*(10)(ss)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated April 6, 2007.

*(10)(tt)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 26, 2008, incorporated by reference herein from Exhibit (10)(tt) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(uu)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 10, 2009.

*(10)(vv)	Restricted Stock Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K, dated March 31, 2006.

*(10)(ww)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated March 1, 2007.

*(10)(xx)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

*(10)(yy)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009.

*(10)(zz)	Arrangement regarding bonus plan for named executive officers, approved March 20, 2007, incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated March 20, 2007.

*(10)(aaa)	Arrangement regarding bonus plan for named executive officers, approved February 28, 2008, incorporated by reference herein to the description contained in Item 9B of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Exhibit No.	Description

*(10)(bbb)	Arrangement regarding bonus plan for named executive officers, approved July 29, 2008, incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated July 29, 2008.

*(10)(ccc)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K, dated March 20, 2007.

*(10)(ddd)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 26, 2008, incorporated by reference herein from Exhibit (10)(yy) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(eee)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 10, 2009.

(10)(fff)	Contribution and Joint Venture Agreement by and among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ggg)	Agreement of Amendment, dated June 30, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(hhh)	Second Agreement of Amendment, dated September 23, 2003, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)(iii)	Omnibus Agreement, dated as of March 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10)(jjj)	Amended and Restated Omnibus Agreement, dated as of June 22, 2005, by and between The First American Corporation, Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10)(kkk)	Fourth Agreement of Amendment, dated as of February 1, 2007, by and between The First American Corporation and Experian Information Solutions, Inc., incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K, dated February 1, 2007.

(10)(lll)	Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, By and Among First American Real Estate Information Services, Inc., and Experian Information Solutions, Inc., et al., dated November 30, 1997, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(mmm)	Data License Agreement, dated November 30, 1997, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(nnn)	Reseller Services Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ooo)	Amendment to Reseller Services Agreement For Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(ppp)	Trademark License Agreement between Experian Information Solutions, Inc. and First American Real Estate Solutions LLC, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(i) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Exhibit No.	Description

(10)(qqq)	Credit Agreement, dated as of August 4, 2004 between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(10)(rrr)	Amendment No. 2, dated as of July 18, 2005 to the Credit Agreement, dated as of August 4, 2004, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(10)(sss)	Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit (10)(vv) of Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(10)(ttt)	Waiver, dated August 9, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated August 9, 2006.

(10)(uuu)	Amendment No. 1 and Waiver, dated November 3, 2006, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated November 3, 2006.

(10)(vvv)	Amendment No. 2, dated as of July 11, 2007, to Amended and Restated Credit Agreement, dated as of November 7, 2005, between The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10)(www)	Promissory Note, dated as of December 13, 2007, of First American CoreLogic Holdings, Inc. in favor of Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated December 13, 2007.

(10)(xxx)	Master Security Agreement, dated as of December 13, 2007, between First American CoreLogic Holdings, Inc. and Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K, dated December 13, 2007.

(10)(yyy)	Continuing Guaranty, dated as of December 13, 2007, by First American Real Estate Solutions LLC in favor of Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.3 to Current Report on Form 8-K, dated December 13, 2007.

*(10)(zzz)	Letter to Curt Johnson, dated February 26, 2008, regarding relocation loan, incorporated by reference herein from Exhibit (10)(www) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(10)(aaaa)	Support Agreement, dated April 10, 2008, between The First American Corporation, Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I L.P., Highfields Capital II L.P., and Highfields Capital III L.P., incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated April 14, 2008.

*(10)(bbbb)	Employment offer letter, dated February 21, 2006 from The First American Corporation to Frank V. McMahon, incorporated by reference herein from Exhibit 99.2 of Current Report on Form 8-K, dated February 21, 2006.

*(10)(cccc)	Employment Agreement, dated September 12, 2008, between First American Title Insurance Company and Curt G. Johnson, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*(10)(dddd)	Employment Agreement, dated December 17, 2008, between The First American Corporation and Dennis J. Gilmore.

*(10)(eeee)	Employment Agreement, dated December 17, 2008, between The First American Corporation and Barry M. Sando.

Exhibit No.	Description

*(10)(ffff)	Employment Agreement, dated December 17, 2008, between The First American Corporation and Max O. Valdes.

*(10)(gggg)	Employment Agreement, dated January 27, 2009, between The First American Corporation and Anthony S. Piszel.

*(10)(hhhh)	Non-Employee Director 2009 Compensation Summary.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.