Form 10-K/A
period 2008-12-31
FIRST AMERICAN CORP
filed 2009-04-24
CIK 36047

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

On April 14, 2009, there were 93,206,522 shares of common stock outstanding.

CERTAIN STATEMENTS IN THIS AMENDMENT TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	ANTICIPATED COMPENSATION COMMITTEE ACTIONS OR PROCESSES AND THE RESULTS THEREOF; AND

•

THE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION ANNOUNCED JANUARY 15, 2008, THE TIMING AND FORM THEREOF, THE ROLES OF THE COMPANY’S EXECUTIVE OFFICERS FOLLOWING THE SPIN-OFF AND THE TREATMENT OF OUTSTANDING PERFORMANCE UNITS AND EQUITY COMPENSATION FOLLOWING THE SPIN-OFF;

ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THOSE FACTORS DESCRIBED ON PAGE 3 OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 FILED MARCH 2, 2009 AND IN PART I, ITEM 1A OF SUCH ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

EXPLANATORY NOTE

On March 2, 2009, The First American Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission. In that report, the Company indicated that it would file the information required by Part III of Form 10-K within 120 days following the end of its most recent fiscal year. Accordingly, the Company is amending its Annual Report on Form 10-K to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following list provides information with respect to each individual currently serving on the Company’s Board of Directors. There are no family relationships among any of the current directors or any of the executive officers of the Company. The Company has appointed Messrs. Bruce S. Bennett, Glenn C. Christenson, Christopher V. Greetham, Thomas C. O’Brien and Patrick F. Stone for election to the Board pursuant to an agreement with Highfields Capital Management LP dated April 10, 2008, as discussed in the Company’s Current Report on Form 8-K dated April 10, 2008. Also, pursuant to a contract, the Company is required to recommend one nominee of Experian Information Solutions, Inc., to the Company’s Nominating and Corporate Governance Committee as a candidate for election to the Board. Director D. Van Skilling was appointed to the Board in 1998 as Experian’s nominee. There are no other arrangements or understandings between any director and any other person pursuant to which any director was or is to be selected as a director.

Name	Age	Principal Occupation(s) Since 2003 (arranged by title, company & industry)	Director Since		Directorships Held in Other Public Companies (1)
Hon. George L. Argyros	72	Chairman and Chief Executive Officer Arnel & Affiliates diversified investment company	2005	(2)	DST Systems, Inc.

Bruce S. Bennett	50	Founding Partner Hennigan, Bennett & Dorman, LLP legal services	2008		None

J. David Chatham	58	President and Chief Executive Officer Chatham Holdings Corporation real estate development and associated industries	1989		First Advantage Corporation

Glenn C. Christenson	59	Managing Director (2007-present) Velstand Investments, LLC Executive Vice President and Chief Financial Officer (1989-2007) Station Casinos, Inc. gaming and entertainment	2008		NV Energy, Inc.

Hon. William G. Davis	79	Counsel Torys LLP legal services	1992		None

Name	Age	Principal Occupation(s) Since 2003 (arranged by title, company & industry)	Director Since		Directorships Held in Other Public Companies (1)
James L. Doti	62	President and Donald Bren Distinguished Chair of Business and Economics Chapman University education	1993		Fleetwood Enterprises, Inc., and Standard Pacific Corp.

Lewis W. Douglas, Jr.	84	Chairman Stanley Energy, Inc. oil exploration	1971	(3)	None

Christopher V. Greetham	64	Executive Vice President and Chief Investment Officer (1996-2006) XL Capital Ltd. property and casualty insurance and reinsurance	2008		Axis Capital Holding Limited

Parker S. Kennedy	61	Chairman of the Board and Chief Executive Officer (2003-present) President (1993-2004) The First American Corporation business information and related products and services	1987		First Advantage Corporation

Thomas C. O’Brien	55	Chief Executive Officer and President Insurance Auto Auctions Inc. specialized services for automobile insurance	2008		KAR Holdings, Inc.

Frank E. O’Bryan	75	Private Investor (2004-present) Chairman of the Board (1997-2003) WMC Mortgage Corporation mortgage lending	1994		Ares Capital Corporation

Roslyn B. Payne	62	President Jackson Street Partners, Ltd. real estate venture capital and investments	1988		None

John W. Peace	60	Acting Chairman (2009-present) Deputy Chairman (2007-2009) Standard Chartered PLC banking and financial services Chairman (2006-present) Experian plc information, analytical and marketing services Chairman (2002-present) Burberry Group plc apparel and accessories Chief Executive Officer (2000-2006) GUS plc retail and business services	2009		None

Name	Age	Principal Occupation(s) Since 2003 (arranged by title, company & industry)	Director Since	Directorships Held in Other Public Companies (1)
D. Van Skilling	75	President (1999-present) Skilling Enterprises private investments	1998	First Advantage Corporation and ONVIA, Inc.

Patrick F. Stone	61	Chairman (2008-present) Wystein Capital, LLC real estate and financial asset investment company Chairman (2005-present) The Stone Group commercial real estate brokerage and development Vice Chairman (2004-2007) Metrocities Mortgage Corporation mortgage banking Chief Executive Officer (2002-2004) Fidelity National Information Systems business information	2008	None

Herbert B. Tasker	72	Chairman and Chief Executive Officer (2005-present) Mason McDuffie Mortgage Corporation mortgage banking Mortgage Industry Consultant (2004-2005) Vice Chairman and Managing Director (1999-2004) Centre Capital Group, Inc. mortgage conduit	2002	None

Virginia M. Ueberroth	69	Chairman Ueberroth Family Foundation philanthropy	1988	None

Mary Lee Widener	70	President and Chief Executive Officer (1974-present) Neighborhood Housing Services of America, Inc. nonprofit housing agency	2006	The PMI Group, Inc.

(1)	For these purposes, “Public Company” refers to a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(2)	Mr. Argyros was a director of the Company from 1988 to 2001 and was the United States Ambassador to Spain and Andorra from 2001 to 2004.

(3)	Mr. Douglas also was a director of the Company from 1961 to 1967.

Executive Officers

The following provides information regarding the Company’s executive officers.

Name	Position(s) Held	Age
Parker S. Kennedy	Chairman of the Board, Chief Executive Officer	61
Dennis J. Gilmore	Chief Executive Officer, Financial Services Company	50
Frank V. McMahon	Chief Executive Officer, Information Solutions Company	49
Anthony S. Piszel	Chief Financial Officer and Treasurer	54
George S. Livermore	President of Data and Analytic Solutions Segment	48
Anand K. Nallathambi	Chief Executive Officer of First Advantage Corporation	47
Barry M. Sando	President of Information and Outsourcing Solutions Segment	49
Kenneth D. DeGiorgio	Senior Vice President, General Counsel and Secretary	38
Max O. Valdes	Senior Vice President and Chief Accounting Officer	54

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

•

Dennis J. Gilmore has been serving as chief executive officer of the Company’s financial services group since April 2008. Previously, Mr. Gilmore served as the Company’s chief operating officer from 2004 to 2008. He served as an executive vice president of the Company from 2003 to 2004 and served as president of the property information business segment (now known as the data and analytic solutions segment) from 1998 to 2005. Prior to that time, he established and managed the Lenders Advantage division of the Company’s subsidiary, First American Title Insurance Company, from 1993 to 1998 and was employed by the Company’s tax service subsidiary from 1988 to 1993.

•

Frank V. McMahon has been serving as chief executive officer of the Company’s information solutions group since April 2008. He served as the Company’s vice chairman and chief financial officer from March 2006 to April 2008. Mr. McMahon has also served as a director of the Company’s subsidiary, First Advantage Corporation, since 2006. Prior to joining the Company, Mr. McMahon was a managing director of Lehman Brothers Holdings, Inc., from 1999 to 2006.

•

Anthony S. Piszel has been serving as chief financial officer and treasurer of the Company since January 2009. Prior to joining the Company, Mr. Piszel was executive vice president and chief financial officer for the Federal Home Loan Mortgage Corporation (Freddie Mac), from 2006 to 2008. From 2004 to 2006, Mr. Piszel served as chief financial officer of Health Net, Inc., a publicly traded managed health care company. Mr. Piszel served as corporate controller of financial services company, Prudential Financial, Inc., from 1999 to 2004, after holding various positions with Prudential beginning in 1993. Mr. Piszel also serves as a director of RehabCare Group, Inc., a position he has held since 2005, and is chairman of its Audit Committee.

•

George S. Livermore serves as president of the Company’s data and analytic solutions business segment, a position he has held since September, 2005. He was president of First American Real Estate Solutions L.P. since its formation in 1998.

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

•

Barry M. Sando serves as president of the Company’s information and outsourcing solutions business segment, a position he has held since 1997. He was president of the Company’s flood zone certification subsidiary during 1997, served as its executive vice president from 1995 to 1997, and was employed by the Company’s tax service subsidiary from 1991 to 1995.

•

Kenneth D. DeGiorgio was named senior vice president and general counsel of the Company in 2004. In 2006, he also became the Company’s secretary. Mr. DeGiorgio was vice president and associate general counsel of the Company from 2001 to 2004, and served as regulatory and acquisition counsel from 1999 to 2001.

•

Max O. Valdes has served as the Company’s senior vice president and chief accounting officer since 2006. He served as chief financial officer from April 2008 to January 2009 and also performed chief financial officer functions from January to March 2006. Mr. Valdes served as vice president and chief accounting officer from 2002 to 2006. Prior to that time, he served as the Company’s controller. Mr. Valdes has been employed by the Company since 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the Securities and Exchange Commission (“SEC”) require the Company’s officers and directors, and persons who own more than ten percent of the Company’s issued and outstanding common shares, to file reports of their ownership, and changes in ownership, of the Company’s shares with the SEC on prescribed forms. Officers, directors and greater-than-ten-percent shareholders are required by the SEC’s rules to furnish the Company with copies of all such forms they file with the SEC.

Based solely on the review of the copies of the forms received by the Company, or written representations from reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, the Company believes that, since January 1, 2008, its officers, directors and greater-than-ten-percent beneficial owners complied with all such filing requirements, except that: (i) the June 20, 2008 restricted stock unit (“RSU”) grants to non-employee directors were reported late; (ii) Mr. Stone’s sale of shares on June 18, 2008 was reported late; (iii) Mr. O’Bryan’s option exercise dated January 23, 2008 was reported late; and (iv) the sale of shares by Ms. Payne’s husband on March 3, 2009 was reported late.

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

Shareholder Recommendations for Nominees

The Nominating and Corporate Governance Committee of the Board of Directors has adopted procedures by which certain shareholders of the Company may recommend director nominees to the Board. In particular, the committee has established a policy whereby it will accept and consider, in its discretion, director recommendations from any shareholder holding in excess of five percent of the Company’s outstanding common shares. Such recommendations must include the name and credentials of the recommended nominee and should be submitted to the Company’s secretary at 1 First American Way, Santa Ana, California 92707.

Audit Committee

The members of the Audit Committee of the Board of Directors are Messrs. Chatham (chairman), Christenson and Skilling and Ms. Payne. The Board of Directors has determined that Messrs. Christenson and Skilling and Ms. Payne are audit committee financial experts within the meaning of the SEC’s rules and regulations.

Item 11.	Executive Compensation

Executive Compensation

Compensation Tables

The following tables set forth compensation information for the Company’s “named executive officers” pursuant to the specific requirements of applicable regulations. The Company believes that the Summary Compensation Table below does not completely reflect its perspective on compensation for its named executive officers. Rather, the Company believes that its perspective is more completely reflected in the “Compensation Discussion and Analysis” section which follows the tables.

Pursuant to applicable rules, the Company’s named executive officers consist of the individuals serving as the chief executive officer and chief financial officer at any time during 2008 and the Company’s three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus (1) ($)			Stock Awards (2) ($)		Option Awards (3) ($)		Non-Equity Incentive Plan Compensation (1) ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)			All Other Compensation ($)			Total ($)
Parker S. Kennedy	2008		$695,480		$0			$875,366		$420,902		$0		$0	(5)		$6,750	(6)		$1,998,498
Chairman and Chief Executive Officer	2007 2006	$ $	750,000 750,000	$ $	0 912,500	(7)	$ $	882,334 0	$ $	712,716 1,251,105	$ $	0 0	$ $	1,135,626 1,340,037		$ $	18,836 54,038	(6) (6)	$ $	3,499,512 4,307,682

Max O. Valdes (8)	2008		$300,000		$0			$211,279		$55,755		$309,532		$253,895			$6,750	(9)		$1,137,212
Senior Vice President and Chief Accounting Officer	2006		$300,000		$260,000			$0		$180,821		$0		$260,174			$30,980	(9)		$1,031,975

Frank V. McMahon	2008		$445,577		$0			$1,259,126		$655,072		$1,136,362		$357,509			$6,750	(10)		$3,860,396
Chief Executive Officer, Information Solutions Company	2007 2006	$ $	698,629 550,000	$ $	0 875,000		$ $	867,915 197,604	$ $	592,320 441,963	$ $	800,000 0	$ $	372,001 81,608		$ $	28,316 21,900	(10) (10)	$ $	3,359,181 2,168,085

Dennis J. Gilmore	2008		$602,750		$0			$903,822		$280,147		$805,500		$556,123			$7,009	(11)		$3,155,352
Chief Executive Officer, Financial Services Company	2007 2006	$ $	647,885 600,000	$ $	0 890,000		$ $	555,322 0	$ $	503,426 890,159	$ $	750,000 0	$ $	187,026 660,278		$ $	42,075 38,022	(11) (11)	$ $	2,685,734 3,078,460

Barry M. Sando	2008		$397,788		$0			$496,951		$239,091		$599,986		$252,951			$11,268	(12)		$1,998,036
President, Information and Outsourcing Solutions Segment	2007 2006	$ $	525,000 525,000	$ $	0 865,000		$ $	272,940 0	$ $	435,117 771,672	$ $	540,000 0	$ $	91,281 340,487		$ $	10,655 47,788	(12) (12)	$ $	1,874,993 2,549,947

Notes:

(1)	Cash portions of bonus amounts that were paid through performance units are included under the Non-Equity Incentive Plan Compensation column, as opposed to the Bonus column, pursuant to applicable rules.

(2)	Includes First Advantage Corporation RSU awards during 2008 to Messrs. Kennedy and McMahon in connection with their service on the First Advantage Corporation board of directors. Messrs. Kennedy and McMahon have agreed to remit to the Company any after-tax benefit of such awards.

(3)	The Company did not award options to the named executive officers for 2006 through 2008. Value reflects the FAS 123R fair value of awards amortized over the vesting period. Fair value was determined by using Black-Scholes methodology with the following assumptions:

	2005	2004	2003
Dividend yield	1.5% - 2.3%	2.0% - 2.4%	1.8%
Expected volatility	39.7% - 41.4%	41.9% - 44.2%	45.1%
Risk free average interest rate	3.7% - 4.3%	3.7% - 4.2%	4.2%
Expected term (years)	5.4 - 5.9	5.9 - 6.3	7

The value also reflects option awards to Messrs. Kennedy and McMahon for board service at First Advantage Corporation. Messrs. Kennedy and McMahon have agreed to remit to the Company any after tax benefit they receive as a result of the awards. First Advantage utilized a lattice option pricing model in 2006 with the following assumptions: expected volatility (30%), risk free average interest rate (4.56%-4.81%), and expected term (5 years). Prior to 2006, First Advantage utilized a Black-Scholes methodology with the following assumptions: for 2005, volatility (25%), term (6 years), risk free rate (4.52%); for 2004, volatility (34%), term (9 years), risk free rate (4.13%); and for 2003, volatility (34%), term (9 years), risk free rate (3.24%). All years assumed a 0% dividend yield.

(4)	Reflects the change in the present value of the life annuity from fiscal year end 2007 to fiscal year end 2008 for both the qualified and non-qualified pension plans (entitled The First American Corporation Pension Plan, The First American Corporation Pension Restoration Plan and The First American Corporation Executive Supplemental Benefit Plan). See Pension Benefits table on page 14 for assumptions. It does not include earnings under the deferred compensation plan as such earnings are neither above market nor preferential. The Company’s deferred compensation plan provides a return based on a number of investment crediting options.

(5)	In 2008, the total change in pension value under the pension plans was -$258,042.

(6)	In 2008, this amount consists of Company contributions of $6,750 to his account in the Company’s tax qualified 401(k) Savings Plan. In 2007, this amount consists of (a) Company contributions of $6,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) use of Company residences valued at $3,700 and (c) Company-paid club membership dues of $8,536. In 2006, this amount consists of (a) Company contributions of $12,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance and estimated value of Company-paid gas totaling $15,440, (c) Company-paid club membership dues of $18,098, (d) estimated value of personal use of Company-owned residences of $7,000 and (e) fees for attending board meetings of the Company totaling $900.

(7)	On February 27, 2007, at Mr. Kennedy’s request, the Company’s Compensation Committee shifted $500,000 of his cash bonus for service in 2006 to RSUs which vest over five years and were issued on March 5, 2007. The actual cash payment was therefore reduced to $412,500.

(8)	Mr. Valdes served as the Company’s interim chief financial officer from April 2008 to January 2009, a function he also performed from January to March 2006. Mr. Valdes was not a named executive officer in 2007 and therefore information for fiscal 2007 is omitted.

(9)

In 2008, this amount consists of Company contributions of $6,750 to his account in the Company’s tax qualified 401(k) Savings Plan. In 2006, this amount consists of (a) Company contributions of $12,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance and estimated value of Company-paid gas totaling $13,080, (c) Company-paid club membership dues of $1,800 and (d) estimated value of personal use of Company-owned residences of $3,500.

(10)	In 2008, this amount consists of Company contributions of $6,750 to his account in the Company’s tax qualified 401(k) Savings Plan. In 2007, this amount consists of (a) Company contributions of $6,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance of $10,080 and (c) Company-paid club membership dues of $10,915. In 2006, this amount consists of (a) Company car allowance of $9,900, (b) Company-paid club membership dues of $5,400 and (c) fees for attending board meetings of the Company and its subsidiaries totaling $6,600.

(11)	In 2008, this amount consists of (a) Company contributions of $6,750 to his account in the Company’s tax qualified 401(k) Savings Plan and (b) life insurance premiums of $259. In 2007, this amount consists of (a) Company contributions of $6,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) life insurance premiums of $233, (c) Company car allowance of $10,080 and (d) Company-paid club membership dues of $25,162. In 2006, this amount consists of (a) Company contributions of $12,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance of $13,200, (c) Company-paid club membership dues of $10,584, (d) estimated value of the use of Company-owned season tickets of $520, (e) life insurance premiums of $218 and (f) fees for attending board meetings of the Company totaling $900.

(12)	In 2008, this amount consists of (a) Company contributions of $6,750 to his account in the Company’s tax qualified 401(k) Savings Plan and (b) life insurance premiums of $4,518. In 2007, this amount consists of (a) Company contributions of $6,750 to his account in the Company’s tax qualified 401(k) Savings Plan and (b) life insurance premiums of $4,055. In 2006, this amount consists of (a) Company contributions of $12,600 to his account in the Company’s tax qualified 401(k) Savings Plan, (b) Company car allowance and estimated value of Company-paid gas totaling $10,900, (c) Company-paid club membership dues of $19,440, (d) estimated value of the use of Company-owned season tickets of $1,200 and (e) life insurance premiums of $3,648.

Grants of Plan-Based Awards

The following table contains information concerning awards of RSUs and performance units made to each of the named executive officers during fiscal year 2008.

Name	Grant Date	Approval Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Parker S. Kennedy	4/29/08	4/29/08	(1)							3,116	64,998
	3/31/08	3/20/08	(4)	—	—	1,825,000
Max O. Valdes	3/4/08	2/5/08	(2)				—	1,212	—		39,996
	3/4/08	2/5/08	(3)				—	6,818	—		224,994
	3/31/08	3/20/08	(4)	—	—	320,000
Frank V. McMahon	4/29/08	4/29/08	(1)							3,116	64,998
	3/4/08	2/5/08	(2)				—	24,242	—		799,986
	3/4/08	2/5/08	(3)				—	15,909	—		524,997
	3/31/08	3/20/08	(4)	—	—	1,600,000
Dennis J. Gilmore	3/4/08	2/5/08	(2)				—	22,727	—		749,991
	3/4/08	2/5/08	(3)				—	15,151	—		499,983
	3/31/08	3/20/08	(4)	—	—	1,500,000
Barry M. Sando	3/4/08	2/5/08	(2)				—	10,909	—		359,997
	3/4/08	2/5/08	(3)				—	11,939	—		393,987
	3/31/08	3/20/08	(4)	—	—	1,080,000

(1)	Grants represent RSUs that convert to full-value shares of First Advantage Corporation Class A common stock, granted for service as a director of First Advantage. These awards vest over a three-year period commencing on the first anniversary date of grant. Messrs. Kennedy and McMahon have agreed to remit to the Company any after-tax benefit they receive as a result of the award.

(2)	Grants represent the portion of the 2007 annual bonus, paid in 2008, in the form of RSUs, referred to as “Bonus” RSUs. Vesting of Bonus RSUs generally occurs at a rate of 20% per year on each anniversary of the date of grant, and would not occur unless, as was the case, the net income of the Company for 2008 was at least $50 million, excluding (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss and (f) foreign exchange gains and losses (“Extraordinary Items”).

(3)	Grants represent Long-Term Incentive RSUs which were issued to the named executive officers for 2007 performance. Vesting of Long-Term Incentive RSUs generally occurs at a rate of 20% per year on each anniversary of the date of grant, and would not occur unless, as was the case, the net income of the Company for 2008 was at least $50 million, excluding Extraordinary Items.

(4)

Awards represent the maximum amount payable with respect to performance units awarded under the Company’s incentive compensation plan for 2008. None of the awards were payable unless, as was the case, the net income of the Company for 2008 was at least $50 million, excluding Extraordinary Items. The Compensation Committee had the discretion to reduce the amount of the performance units, and, for 2008, exercised this discretion by reducing the amount of performance units to the amount of the cash portion of the named executive’s annual incentive bonus and paying the cash bonus amount through the performance units. These performance units were awarded to permit the Company to deduct, for tax purposes, the entire amount of bonuses paid to named executive officers. See “Compensation Discussion and Analysis – Annual Incentive Bonus” commencing on page 31. The amounts identified in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2008 are the actual amounts paid under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards of the Company and (in the table below on page 13) its publicly traded subsidiary, First Advantage Corporation, held by the named executive officers as of December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (2) (#)		Market Value of Shares or Units of Stock That Have Not Vested (3) ($)
Parker S. Kennedy	40,000		13.13	2/24/2010
	40,000		30.80	12/14/2010
	40,000		18.08	12/13/2011
	80,000		22.85	2/27/2013
	64,000	16,000	30.56	2/26/2014
	48,000	32,000	36.55	2/28/2015
	48,000	32,000	47.49	12/8/2015
					38,073	(4)	1,099,929

Max O. Valdes	12,000	8,000	47.49	12/8/2015
					6,407	(4)	185,098
					8,242	(6)	238,111

Frank V. McMahon	120,000	180,000	39.16	3/31/2016
					21,352	(5)	616,859
					27,720	(4)	800,831
					41,226	(6)	1,191,019

Dennis J. Gilmore	20,000		30.80	12/14/2010
	8,000		19.20	12/13/2011
	6,000		19.10	7/23/2012
	50,000		22.85	2/27/2013
	40,000	10,000	30.56	2/26/2014
	36,000	24,000	36.55	2/28/2015
	36,000	24,000	47.49	12/8/2015
					25,961	(4)	750,013
					38,891	(6)	1,123,561

Barry M. Sando	4,000		30.80	12/14/2010
	20,000		19.20	12/13/2011
	10,000		19.10	7/23/2012
	50,000		22.85	2/27/2013
	40,000	10,000	30.56	2/26/2014
	30,000	20,000	36.55	2/28/2015
	30,000	20,000	47.49	12/8/2015
					12,747	(4)	368,261
					23,458	(6)	677,702

(1)	The options disclosed in the table have a ten-year life. Options vest in five equal annual increments commencing on the first anniversary of the grant.

Remaining vesting dates for each grant that is not fully vested include:

Expiration Date	Remaining Vesting Dates
3/31/2016	3/31/2009, 3/31/2010, 3/31/2011
12/8/2015	12/8/2009, 12/8/2010
2/28/2015	2/28/2009, 2/28/2010
2/26/2014	2/26/2009

(2)	RSUs vest in 20% equal annual increments commencing on the first anniversary of the grant.

(3)	Represents the in-the-money value of unvested RSUs based on a stock price of $28.89 as of December 31, 2008.

(4)	Remaining vesting dates include: 3/5/2009, 3/5/2010, 3/5/2011, 3/5/2012.

(5)	Remaining vesting dates include: 3/31/2009, 3/31/2010, 3/31/2011.

(6)	Remaining vesting dates include: 3/4/2009, 3/4/2010, 3/4/2011, 3/4/2012, 3/4/2013.

First Advantage Corporation Awards

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested(2) (#)		Market Value of Shares or Units of Stock That Have Not Vested(3) ($)
Parker S. Kennedy	5,000		20.58	6/19/2013
	2,500		20.90	6/21/2014
	2,500		27.93	9/13/2015
	1,667	833	25.13	5/11/2016
					1,893	(4)	26,786
					3,166	(5)	44,799

Frank V. McMahon	1,665	3,335	24.13	4/3/2016
	1,667	833	25.13	5/11/2016
					1,893	(4)	26,786
					3,166	(5)	44,799

(1)	Stock options vest cumulatively in three installments commencing on the first anniversary of the grant. The first and second year vesting installments are 33.3%. The third year installment is at 33.4%.

Remaining vesting dates for each grant that is not fully vested include:

Option Expiration Date	Remaining Vesting Dates
5/11/2016	5/11/2009
4/3/2016	4/3/2009

(2)	RSUs vest cumulatively in three installments commencing on the first anniversary of the grant. The first and second year vesting installments are 33.3%. The third year installment is at 33.4%.

(3)	Represents the in-the-money value of unvested RSUs based on a stock price of $14.15 as of December 31, 2008.

(4)	Remaining vesting dates include: 4/26/2009, 4/26/2010.

(5)	Remaining vesting dates include: 4/29/2009, 4/29/2010, 4/29/2011.

Option Exercises and Stock Vested

The following table sets forth information concerning value realized by each of the named executive officers upon exercise of stock options and vesting of stock during 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#)
Parker S. Kennedy	30,000	200,315	9,270	302,573
Max O. Valdes	3,000	28,668	1,559	50,886
Frank V. McMahon	0	0	13,720	479,822
Dennis J. Gilmore	0	0	6,321	206,317
Barry M. Sando	0	0	3,104	101,315

Pension Benefits

The following table shows the actuarial present value of the accumulated retirement benefits payable upon normal retirement age to each of the named executive officers, computed as of December 31, 2008. The amounts disclosed are based upon benefits provided to the named executive officers under the tax-qualified The First American Corporation Pension Plan (“Pension Plan”), The First American Corporation Pension Restoration Plan (“Pension Restoration Plan”) and The First American Corporation Executive Supplemental Benefit Plan (“Executive Supplemental Benefit Plan”).

Name	Plan Name	Number of Years Credited Service (1) (#)	Present Value of Accumulated Benefits (2)(3) ($)	Payments During Last Fiscal Year ($)
Parker S. Kennedy (4)	Pension Plan	31.7	406,522
	Pension Restoration Plan	31.7	279,578
	Executive Supplemental Benefit Plan	31.7	8,539,676

Max O. Valdes	Pension Plan	20.0	139,768
	Pension Restoration Plan	20.0	22,384
	Executive Supplemental Benefit Plan	20.0	1,143,120

Frank V. McMahon	Executive Supplemental Benefit Plan	2.8	811,118

Dennis J. Gilmore (5)	Pension Plan	15.6	77,073
	Executive Supplemental Benefit Plan	15.6	2,764,995

Barry M. Sando	Pension Plan	16.1	76,544
	Pension Restoration Plan	16.1	45,047
	Executive Supplemental Benefit Plan	17.1	1,956,703

(1)	Credited years of service for both the Pension Plan and Pension Restoration Plan is the time between the participant’s deemed participation date under the plan and December 31, 2008. Credited years of service for the Executive Supplemental Benefit Plan is generally equal to credited years of service under the Pension Plan, and does not affect the benefit to the executive after minimum service requirements are met.

(2)	Pension Plan and the Pension Restoration Plan benefits accrue from hire date through age 65. The following assumptions were used for calculating present values: interest rate of 6.30%, pre- and post-retirement mortality per RP2000 mortality tables for males and females, benefit is payable as a 50% joint and survivor annuity and spouse is assumed to be three years younger than participant.

Executive Supplemental Benefit Plan eligibility requires 10 years of service and 5 years of participation in the plan with the benefit dependent on age at retirement between 55 and 62, rather than credited years of service. The following assumptions were used for calculating present values: interest rate of 6.30%, pre- and post retirement mortality per RP2000 mortality tables for males and females, benefit is payable as a 50% joint and survivor annuity and spouse is assumed to be the same age as participant.

(3)	The present values under the Executive Supplemental Benefit Plan for Mr. Kennedy were calculated using a retirement age of 60 because he was vested on November 1, 2007, the effective date of the plan amendment, and as a result is entitled to receive the higher of the benefit as calculated under the amended plan at normal retirement age (as defined in the plan) or what he would have otherwise received had he retired on October 31, 2007.

(4)	Mr. Kennedy is eligible for early retirement due to his age and meeting certain service requirements, as described further below.

(5)	Due to an administrative error, Mr. Gilmore was incorrectly identified as a participant in the Pension Restoration Plan in the prior year’s tables.

(1) Pension Plan

Subject to certain conditions of age and tenure, all regular employees of the Company and participating subsidiaries were eligible to join the Pension Plan until December 31, 2001. No employees have been eligible to join the Pension Plan after that date. In order to participate, during plan years ending on or prior to December 31, 1994, an employee was required to contribute 1.5 % of pay (i.e., base salary plus cash bonuses, commissions and other pay) to the plan. As a result of amendments that were adopted in 1994, during plan years commencing after December 31, 1994, an employee was not required to contribute to the plan in order to participate.

A participant generally vests in his accrued benefit attributable to the Company’s contributions upon employment through “normal retirement age.” “Normal retirement age” is defined under the Pension Plan as the later of the employee’s attainment of age 65 or three years of service with the Company. Upon retirement at normal retirement age, an employee receives full monthly benefits which are equal, when calculated as a life annuity: (i) for years of credited service with the Company and its subsidiaries as of December 31, 1994, to 1% of the first $1,000 and 1.25 % of remaining final average pay ( i.e. , the average of the monthly “pay,” as defined above, during the five highest paid consecutive calendar years out of the last 10 years prior to retirement) times the number of years of credited service as of December 31, 1994; and (ii) for years of credited service with the Company and its subsidiaries after December 31, 1994, to 0.75% of the first $1,000 and 1% of the remaining final average pay times the number of years of credited service subsequent to December 31, 1994.

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

A participant with at least three years of service with the company may elect to retire after attaining age 55, but prior to age 65, and receive reduced benefits. Benefits are reduced 1/180 th for each of the first 60 months and by 1/360 th for each of any additional months by which the benefit commencement date precedes the participant’s normal retirement date. Benefit payment options include various annuity options, a form of benefit that is reduced prior to the commencement of the participant’s Social Security benefits, a lump sum in the case of certain terminations prior to age 55 and upon disability.

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

(2) Pension Restoration Plan

During 1996, the Company adopted the Pension Restoration Plan. This plan is an unfunded, non-qualified plan designed to make up for the benefit accruals that are restricted by the indexed $150,000 pay limit discussed above. However, in order to limit its expense, the Pension Restoration Plan does not make up for benefit accruals on compensation exceeding $275,000. The Pension Restoration Plan also makes up for benefits that cannot be paid from the Company’s Pension Plan because of limitations imposed by the federal tax laws. Vesting of benefits payable to an employee under the Company’s Pension Restoration Plan occurs at the same time that vesting occurs for that employee in his or her Pension Plan benefits. The Pension Restoration Plan is effective as of January 1, 1994, but only covers selected Pension Plan participants who were participants on that date. As noted above, January 1, 1994, is the date as of which the pay limit for the Pension Plan was reduced from $235,840 to $150,000. The Pension Restoration Plan excludes pay earned after December 31, 2001, as does the Pension Plan. The Pension Restoration Plan was amended in February 2008 to eliminate benefit accruals for service after April 30, 2008.

Effective January 1, 2009, to comply with Internal Revenue Code Section 409A, payment of benefits under the Pension Restoration Plan commences the first of the month following a participant’s separation from service or six months following a participant’s separation from service if he is considered a specified employee. Also, benefit options under the Pension Restoration Plan include various actuarial equivalent annuity options. The factors for early retirement are the same as those under the Pension Plan.

(3) Executive Supplemental Benefit Plan

The Executive Supplemental Benefit Plan provides retirement benefits for, and pre-retirement death benefits with respect to, certain key management personnel. The plan was originally adopted in 1985 and has been amended a number of times since then. Under the plan, as originally adopted, upon retirement at normal retirement date (the later of age 65 or completion of 10 years of service) the participant received a joint life and 50% survivor annuity benefit equal to 35% of “final average compensation.” “Final average compensation” was determined for those three calendar years out of the last 10 years of employment preceding retirement in which final average compensation is the highest. Final average compensation includes base salary and commissions, cash bonuses and stock bonuses that are granted to compensate for past services (such as Bonus RSUs, as described below).

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

To be eligible to receive benefits under the plan, a participant must be at least age 55, have been an employee of the Company or one of its subsidiaries for at least 10 years and covered by the plan for at least five years. A pre-retirement death benefit is provided consisting of 10 annual payments, each of which equals 50% of final average compensation. Subject to applicable legal rules, the Board of Directors can, in its discretion, pay the participant or beneficiary in an actuarial equivalent lump sum or other form of benefit. In the event of a “change-in-control” (as defined in the plan) of the Company, a participant who retires after the change-in-control shall receive the same benefits as if he were retiring upon the attainment of normal retirement date.

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

To reduce the costs of the plan to the Company, the plan was further amended in October 2007. Among other changes, this amendment (i) reduced the normal retirement date to the latest of age 62, the date on which the participant completes 10 years of service with the Company and the date on which the participant was covered, in combination, by the plan or the Company’s Management Supplemental Benefit Plan for five years; (ii) changed the period over which “final average compensation” is determined to the five calendar years preceding retirement; (iii) reduced the maximum benefit payable to a joint life and 50% survivor annuity benefit equal to 30% of final average compensation; (iv) eliminated any increased benefit for postponed retirement beyond the normal retirement date; and (v) provided for accelerated vesting only upon a change-in-control that is not approved by the Company’s incumbent Board of Directors. The benefit is reduced by 5.952% for each year prior to age 62 in which retirement actually occurs. Participants who were vested as of the effective date of the amendment, November 1, 2007, are entitled to receive the higher of the benefit as calculated under the amended plan and the benefit to which the participant would have been entitled had he retired on October 31, 2007.

As of December 31, 2008, 28 active employees, including Messrs. Kennedy, Valdes, McMahon, Gilmore, and Sando have been selected to participate in the plan. The plan is unfunded and unsecured. The Company has previously purchased insurance, of which the Company is the owner and beneficiary, on the lives of certain plan participants. This insurance is designed to offset, over the life of the plan, a portion of the Company’s costs incurred with respect to the plan.

Nonqualified Deferred Compensation Plan

As reflected in the following table, certain of the Company’s named executive officers have elected to participate in The First American Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”):

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (3) ($)
Parker S. Kennedy	0	0	0	0	0
Max O. Valdes	0	0	0	0	0
Frank V. McMahon	400,000	0	(215,487)	0	392,028
Dennis J. Gilmore	150,000	0	(281,908)	0	640,807
Barry M. Sando	7,500	0	(160,154)	0	287,894

(1)	The entire amount of contributions is reported in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan column for 2008.

(2)	Represents earnings or losses on participant-selected investment options. None of the amounts are reflected in the Summary Compensation Table as the return on deferred amounts are calculated in a similar manner and at a similar rate as earnings on externally managed mutual funds.

(3)	Includes amounts contributed since the plan’s inception in 1998. Contributions made by the named executive officers since 2003 are as follows: Mr. McMahon contributed $130,000 and $70,000 in 2007 and 2006, respectively; Mr. Gilmore contributed $150,000, $150,000, $150,000, $50,000 and $50,000 in 2007, 2006, 2005, 2004 and 2003, respectively; and Mr. Sando contributed $22,600, $34,050, $33,900, $33,900 and $33,600 in 2007, 2006, 2005, 2004 and 2003, respectively.

The Company’s Deferred Compensation Plan offers to a select group of management and highly compensated employees the opportunity to elect to defer portions of their base salary, commissions and cash bonuses. A committee appointed by the Board of Directors is responsible for administering the plan. The Company maintains a deferral account for each participating employee on a fully vested basis for all deferrals. Participants can choose to have their cash benefits paid in one lump sum or in quarterly payments upon termination of employment or death. Subject to the terms and conditions of the plan, participants also may elect scheduled and nonscheduled in-service withdrawals of compensation deferred prior to January 1, 2005, and the earnings and losses attributable thereto. Withdrawals of compensation deferred after December 31, 2004, and the earnings and losses attributable thereto, must be scheduled by the participant at the time the participant elects to defer such compensation.

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

Potential Payments upon Termination or Change-in-Control

The following tables describe payments and other benefits that would be provided to the Company’s named executive officers under the specified circumstances upon a change-in-control of the Company or their termination. For further discussion, see “Employment Agreements” and “Change-in-Control Agreements” in the “Compensation Discussion and Analysis” section which precedes the tables, commencing on page 29, and see “Executive Supplemental Benefit Plan” above on page 16.

Parker S. Kennedy

			Involuntary Termination			Change-in-Control
Executive Payments and Benefits Upon Termination	Voluntary Termination (1)		For Cause	Without Cause		Without Termination		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0		$0	$0		$0		$9,225,000	(2)	$0		$0
Bonus	$0		$0	$0		$0		$2,400,000	(3)	$0		$0
Long-Term Incentives
- Accelerated Vesting of Stock Options (4)(5)	$0		$0	$0		$0		$0		$0		$0
- Vested Stock Options (4)(6)	$1,546,000		$0	$1,546,000		$1,546,000		$1,546,000		$1,546,000		$1,546,000
- Accelerated Vesting of RSUs (7)	$0		$0	$1,099,929		$1,099,929		$1,099,929		$1,099,929		$1,099,929
Deferred Compensation Plan	$0		$0	$0		$0		$0		$0		$0
Director Compensation from Subsidiary Organizations (8)
- FADV-Accelerated Vesting of Stock Options	$0		$0	$0		$0		$0		$0		$0
- FADV-Vested Stock Options	$0		$0	$0		$0		$0		$0		$0
- FADV-Accelerated Vesting of RSUs	$0		$0	$0		$0		$0		$0		$0
Benefits & Perquisites
Vested 401(k) Savings Plan Balance	$503,184		$503,184	$503,184		$0		$503,184		$503,184		$503,184
Vested Pension Plan	$432,601		$432,601	$432,601		$0		$432,601		$213,650	(9)	$432,601
Vested Pension Restoration Plan	$297,513		$297,513	$297,513		$0		$297,513		$146,934	(9)	$297,513
Enhanced Executive Supplemental Benefit Plan (10)	$0		$0	$0		$0	(11)	$0	(11)	$309,862	(12)	$0
Vested Executive Supplemental Benefit Plan	$8,539,678	(13)	$0	$8,539,678	(13)	$0		$8,539,678	(13)	$8,539,678		$8,539,678	(13)
Benefit Continuation (14)	$0		$0	$0		$0		$179,604		$0		$0
Accrued PTO	$75,288		$75,288	$75,288		$0		$75,288		$75,288		$75,288
280G Tax Gross-up	$0		$0	$0		$0	(15)	$4,245,460	(15)	$0		$0

Total	$11,394,264		$1,308,586	$12,494,193		$2,645,929		$28,544,257		$12,434,525		$12,494,193

(1)	Voluntary termination would qualify as early retirement under the Executive Supplemental Benefit Plan. Under the plan, early retirement is defined as retirement at age 55 and satisfaction of the other vesting requirements.

(2)

Represents three times the executive’s base salary in effect immediately prior to the date of termination by the Company and three times the executive’s highest annual incentive bonus during the preceding four fiscal years. In the event the executive’s employment is not terminated by the Company, but the executive voluntarily terminates employment for any reason during the 30-day period following the first anniversary of the change-in-control, the executive would receive severance equal to two times the executive’s base salary in effect immediately prior to the date of termination and two times the executive’s highest annual incentive bonus during the preceding four fiscal years.

(3)	Represents the pro rata portion of the executive’s deemed annual bonus for the year of termination (the applicable agreement provides for the payment of the highest bonus over last four fiscal years). Also assumes that, while any outstanding performance units would vest in the event of a change-in-control of the Company, the Compensation Committee would exercise its discretion to reduce the payout to zero.

(4)	Represents the intrinsic value of stock options based on the Company’s closing stock price on December 31, 2008, of $28.89.

(5)	The 1996 Stock Option Plan and related agreements provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(6)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(7)	The 2006 Incentive Compensation Plan and related agreements provide for acceleration of unvested RSUs in the event of a change-in-control of the Company, death, or disability. In the event of involuntary termination without cause, absent a change-in-control, unvested RSUs granted prior to 2008 and unvested “Bonus” RSUs granted in 2008 vest one year after termination.

(8)	Per First Advantage Corporation’s Incentive Compensation Plan, options and RSUs accelerate in the event of a change-in-control of First Advantage Corporation. Mr. Kennedy has agreed to remit to the Company any after-tax benefit he receives as a result of accelerated vesting and therefore a zero value is shown.

(9)	Represents the lump sum present value equal to one half of accrued benefit, converted to a qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(10)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in the amount the executive would have been entitled to receive had he attained his normal retirement date. However, payments do not commence until employment terminates. Mr. Kennedy’s benefit at retirement as of December 31, 2008 exceeds his benefit upon a change-in-control as of the same date and therefore the benefit represented under the “With Termination for Good Reason/without Cause” column is zero.

(12)	Represents the increase of the death benefit over the vested amount, as calculated based on 10 year certain payments at a 6.30% discount rate equal to 50% of participant’s final average compensation.

(13)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(14)	Represents cash payment to the executive to cover the cost of purchasing the benefits, including a gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,564.60 per month will increase 10% in 2010.

(15)	Under the applicable agreement, if payments are subject to excise taxes the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Internal Revenue Code Section 280G:

-	Equity valued at the Company’s closing stock price on December 31, 2008, of $28.89, less option exercise prices.

-	Stock options and RSUs valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

Max O. Valdes

		Involuntary Termination			Change-in-Control
Executive Payments and Benefits Upon Termination	Voluntary Termination	For Cause	Without Cause		Without Termination		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0	$0	$1,250,000	(1)	$0		$2,100,000	(2)	$0		$0
Bonus	$0	$0	0		$0		$400,000	(3)	$0		$0
Long-Term Incentives
- Accelerated Vesting of Stock Options (4)(5)	$0	$0	0		$0		$0		$0		$0
- Vested Stock Options (4)(6)	$0	$0	0		$0		$0		$0		$0
- Accelerated Vesting of RSUs (7)	$0	$0	221,009		$423,210		$423,210		$423,210		$423,210
Deferred Compensation Plan	$0	$0	0		$0		$0		$0		$0
Benefits & Perquisites
Vested 401(k) Savings Plan Balance	$363,838	$363,838	363,838		$0		$363,838		$363,838		$363,838
Vested Pension Plan	$139,768	$139,768	139,768		$0		$139,768		$83,553	(8)	$139,768
Vested Pension Restoration Plan	$22,384	$22,384	22,384		$0		$22,384		$13,381	(8)	$22,384
Enhanced Executive Supplemental Benefit Plan (9)	$0	$0	$1,288,675	(10)	$0	(11)	$2,236,734	(12)	$2,146,351	(13)	$1,212,300	(14)
Vested Executive Supplemental Benefit Plan	$0	$0	0		$0		$0		$0		$0
Benefit Continuation (15)	$0	$0	0		$0		$123,718		$0		$0
Accrued PTO	$35,769	$35,769	35,769		$0		$35,769		$35,769		$35,769
280G Tax Gross-up	$0	$0	0		$0	(16)	$1,599,428	(16)	$0		$0

Total	$561,759	$561,759	$3,321,443		$423,210		$7,444,848		$3,066,102		$2,197,269

(1)	Represents two times the executive’s base salary in effect immediately prior to the date of termination and two times the median of the executive’s last three annual incentive bonuses.

(2)	Represents three times the executive’s base salary in effect immediately prior to the date of termination by the Company and three times the executive’s highest annual incentive bonus during the preceding four fiscal years. In the event the executive’s employment is not terminated by the Company, but the executive voluntarily terminates employment for any reason during the 30-day period following the first anniversary of the change-in-control, the executive would receive severance equal to two times the executive’s base salary in effect immediately prior to the date of termination and two times the executive’s highest annual incentive bonus during the preceding four fiscal years.

(3)	Represents the pro rata portion of the executive’s deemed annual bonus for the year of termination (the applicable agreement provides for the payment of the highest bonus over last four fiscal years). Also assumes that, in the event of a change-in-control of the Company, the Compensation Committee would reduce any performance units awarded to the bonus level.

(4)	Represents the intrinsic value of stock options based on the Company’s closing stock price on December 31, 2008, of $28.89.

(5)	The 1996 Stock Option Plan and related agreements provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(6)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(7)	The 2006 Incentive Compensation Plan and related agreements provide for acceleration of unvested RSUs in the event of a change-in-control of the Company, death, or disability. In the event of involuntary termination without cause, absent a change-in-control, unvested RSUs granted prior to 2008 and unvested “Bonus” RSUs granted in 2008 vest one year after termination.

(8)	Represents the lump sum present value equal to one half of accrued benefit, converted to a qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(9)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(10)	Upon involuntary termination, executive becomes 100% vested in the benefit he would have received had he reached his early retirement age. However, payment of benefit will not commence until executive reaches early retirement age.

(11)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in the amount the executive would have been entitled to receive had he attained his normal retirement date. However, payments do not commence until employment terminates.

(12)	Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(13)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant’s final average compensation.

(14)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(15)	Represents cash payment to the executive to cover the cost of purchasing the benefits, including a gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,786.15 per month will increase 10% in 2010.

(16)	Under the applicable agreement, if payments are subject to excise taxes the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Internal Revenue Code Section 280G:

-	Equity valued at the Company’s closing stock price on December 31, 2008, of $28.89, less option exercise prices.

-	Stock options and RSUs valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

-	Calculations assume a portion of the 2008 bonus is reasonable compensation for services rendered prior to the change-in-control.

Frank V. McMahon

		Involuntary Termination			Change-in-Control
Executive Payments and Benefits Upon Termination	Voluntary Termination	For Cause	Without Cause/ Good Reason		Without Termination		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0	$0	$3,937,500	(1)	$0		$6,300,000	(2)	$0		$0
Bonus	$0	$0	$0		$0		$1,750,000	(3)	$0		$0
Long-Term Incentives
- Accelerated Vesting of Stock Options (4)(5)	$0	$0	$0		$0		$0		$0		$0
- Vested Stock Options (4)(6)	$0	$0	$0		$0		$0		$0		$0
- Accelerated Vesting of RSUs (7)(8)	$0	$0	$2,136,791		$2,608,709		$2,608,709		$1,991,850		$1,991,850
Deferred Compensation Plan	$392,028	$392,028	$392,028		$0		$392,028		$392,028		$392,028
Director Compensation from Subsidiary Organizations (9)
- FADV - Accelerated Vesting of Stock Options	$0	$0	$0		$0		$0		$0		$0
- FADV - Vested Stock Options	$0	$0	$0		$0		$0		$0		$0
- FADV - Accelerated Vesting of RSUs	$0	$0	$0		$0		$0		$0		$0
Benefits & Perquisites
Vested 401(k) Savings Plan Balance	$38,991	$38,991	$38,991		$0		$38,991		$38,991		$38,991
Enhanced Executive Supplemental Benefit Plan (10)	$0	$0	$0		$0	(11)	$7,766,655	(12)	$7,074,529	(13)	$3,012,145	(14)
Vested Executive Supplemental Benefit Plan	$0	$0	$0		$0		$0		$0		$0
Benefit Continuation (15)	$0	$0	$0		$0		$85,124		$0		$0
Accrued PTO	$18,012	$18,012	$18,012		$0		$18,012		$18,012		$18,012
280G Tax Gross-up	$0	$0	$0		$2,029,810	(16)	$7,256,101	(16)	$0		$0

Total	$449,031	$449,031	$6,523,322		$4,638,519		$26,215,620		$9,515,409		$5,453,025

(1)	Per his employment agreement, Mr. McMahon is entitled to minimum cash compensation equal to $1,750,000 per year until March 31, 2011.

(2)	Represents three times the executive’s base salary in effect immediately prior to the date of termination by the Company and three times the executive’s highest annual incentive bonus during the preceding four fiscal years. In the event the executive’s employment is not terminated by the Company, but the executive voluntarily terminates employment for any reason during the 30-day period following the first anniversary of the change-in-control, the executive would receive severance equal to two times the executive’s base salary in effect immediately prior to the date of termination and two times the executive’s highest annual incentive bonus during the preceding four fiscal years.

(3)	Represents the pro rata portion of the executive’s deemed annual bonus for the year of termination (the applicable agreement provides for the payment of the highest bonus over last four fiscal years). Also assumes that, in the event of a change-in-control of the Company, the Compensation Committee would reduce any performance units awarded to the bonus level.

(4)	Represents the intrinsic value of stock options based on the Company’s closing stock price on December 31, 2008, of $28.89.

(5)	Mr. McMahon’s employment agreement and option awards provide for acceleration of unvested options in the event of termination without cause or a change-in-control of the Company.

(6)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(7)	Mr. McMahon’s initial RSU award agreement award provides for acceleration of unvested RSUs in the event of termination without cause or a change-in-control of the Company.

(8)	The 2006 Incentive Compensation Plan and related agreements provide for acceleration of unvested RSUs in the event of a change-in-control of the Company, death, or disability. In the event of involuntary termination without cause, absent a change-in-control, unvested RSUs granted prior to 2008 and unvested “Bonus” RSUs granted in 2008 vest one year after termination.

(9)	Per First Advantage Corporation’s Incentive Compensation Plan, options and RSUs accelerate in the event of a change-in-control of First Advantage Corporation. Mr. McMahon has agreed to remit to the Company any after-tax benefit he receives as a result of accelerated vesting and therefore a zero value is shown.

(10)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in the amount the executive would have been entitled to receive had he attained his normal retirement date. However, payments do not commence until employment terminates.

(12)	Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(13)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant’s final average compensation.

(14)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(16)	Represents cash payment to the executive to cover the cost of purchasing the benefits, including a gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,490.75 per month will increase 10% in 2010.

(17)	Under the applicable agreement, if payments are subject to excise taxes the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Internal Revenue Code Section 280G:

-	Equity valued at the Company’s closing stock price on December 31, 2008, of $28.89, less option exercise prices.

-	Stock options and RSUs valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

-	Calculations assume a portion of the 2008 bonus is reasonable compensation for services rendered prior to the change-in-control.

Dennis J. Gilmore

		Involuntary Termination			Change-in-Control
Executive Payments and Benefits Upon Termination	Voluntary Termination	For Cause	Without Cause		Without Termination		With Termination for Good Reason/ without Cause		Death		Disability
Compensation:
Severance	$0	$0	$4,600,000	(1)	$0		$7,860,000	(2)	$0		$0
Bonus	$0	$0	$0		$0		$2,035,000	(3)	$0		$0
Long-Term Incentives
- Accelerated Vesting of Stock Options (4)(5)	$0	$0	$0		$0		$0		$0		$0
- Vested Stock Options (4)(6)	$438,260	$0	$438,260		$438,260		$438,260		$438,260		$438,260
- Accelerated Vesting of RS/RSUs (7)	$0	$0	$1,424,161		$1,873,574		$1,873,574		$1,873,574		$1,873,574
Deferred Compensation Plan	$640,807	$640,807	$640,807		$0		$640,807		$715,807		$640,807
Benefits & Perquisites
Vested 401(k) Savings Plan Balance	$351,267	$351,267	$351,267		$0		$351,267		$351,267		$351,267
Vested Pension Plan	$77,073	$77,073	$77,073		$0		$77,073		$44,532	(8)	$77,073
Enhanced Executive Supplemental Benefit Plan (9)	$0	$0	$0		$0	(10)	$8,855,140	(11)	$8,140,586	(12)	$3,601,063	(13)
Vested Executive Supplemental Benefit Plan	$0	$0	$0		$0		$0		$0		$0
Benefit Continuation (14)	$0	$0	$0		$0		$105,517		$0		$0
Accrued PTO	$63,000	$63,000	$63,000		$0		$63,000		$63,000		$63,000
280G Tax Gross-up	$0	$0	$0		$0	(15)	$7,757,582	(15)	$0		$0

Total	$1,570,407	$1,132,147	$7,594,569		$2,311,834		$30,057,221		$11,627,027		$7,045,045

(1)	Represents two times the executive’s base salary in effect immediately prior to the date of termination and two times the median of the executive’s last three annual incentive bonuses.

(2)	Represents three times the executive’s base salary in effect immediately prior to the date of termination by the Company and three times the executive’s highest annual incentive bonus during the preceding four fiscal years. In the event the executive’s employment is not terminated by the Company, but the executive voluntarily terminates employment for any reason during the 30-day period following the first anniversary of the change-in-control, the executive would receive severance equal to two times the executive’s base salary in effect immediately prior to the date of termination and two times the executive’s highest annual incentive bonus during the preceding four fiscal years.

(3)	Represents the pro rata portion of the executive’s deemed annual bonus for the year of termination (the applicable agreement provides for the payment of the highest bonus over last four fiscal years). Also assumes that, in the event of a change-in-control of the Company, the Compensation Committee would reduce any performance units awarded to the bonus level.

(4)	Represents the intrinsic value of stock options based on the Company’s closing stock price on December 31, 2008, of $28.89.

(5)	The 1996 Stock Option Plan and related agreements provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(6)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(7)

The 2006 Incentive Compensation Plan and related agreements provide for acceleration of unvested RSUs in the event of a change-in-control of the Company, death, or disability. In the event of involuntary termination without cause, absent a change-in-control, unvested RSUs granted prior to 2008 and unvested “Bonus” RSUs granted in 2008 vest one year after termination.

(8)	Represents the lump sum present value equal to one half of accrued benefit, converted to a qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(9)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(10)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in the amount the executive would have been entitled to receive had he attained his normal retirement date. However, payments do not commence until employment terminates.

(11)	Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(12)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant’s final average compensation.

(13)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(14)	Represents cash payment to the executive to cover the cost of purchasing the benefits, including a gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,641.84 per month will increase 10% in 2010.

(15)	Under the applicable agreement, if payments are subject to excise taxes the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Internal Revenue Code Section 280G:

-	Equity valued at the Company’s closing stock price on December 31, 2008, of $28.89, less option exercise prices.

-	Stock options and RSUs valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

-	Calculations assume a portion of the 2008 bonus is reasonable compensation for services rendered prior to the change-in-control.

Barry M. Sando

	Voluntary Termination	Involuntary Termination			Change-in-Control				Death		Disability
Executive Payments and Benefits Upon Termination		For Cause	Without Cause		Without Termination		With Termination for Good Reason/ without Cause
Compensation:
Severance	$0	$0	$2,830,000	(1)	$0		$5,055,000	(2)	$0		$0
Bonus	$0	$0	$0		$0		$1,335,000	(3)	$0		$0
Long-Term Incentives
- Accelerated Vesting of Stock Options (4)(5)	$0	$0	$0		$0		$0		$0		$0
- Vested Stock Options (4)(6)	$593,700	$0	$593,700		$593,700		$593,700		$593,700		$593,700
- Accelerated Vesting of RS/RSUs (7)	$0	$0	$691,829		$1,045,962		$1,045,962		$1,045,962		$1,045,962
Deferred Compensation Plan	$287,894	$287,894	$287,894		$0		$287,894		$1,742,894		$287,894
Benefits & Perquisites
Vested 401(k) Savings Plan Balance	$324,443	$324,443	$324,443		$0		$324,443		$324,443		$324,443
Vested Pension Plan	$76,544	$76,544	$76,544		$0		$76,544		$44,386	(8)	$76,544
Vested Pension Restoration Plan	$45,047	$45,047	$45,047		$0		$45,047		$26,122	(8)	$45,047
Enhanced Executive Supplemental Benefit Plan (9)	$0	$0	$0		$0	(10)	$6,861,461	(11)	$6,250,001	(12)	$2,600,891	(13)
Vested Executive Supplemental Benefit Plan	$0	$0	$0		$0		$0		$0		$0
Benefit Continuation (14)	$0	$0	$0		$0		$131,603		$0		$0
Accrued PTO	$37,692	$37,692	$37,692		$0		$37,692		$37,692		$37,692
280G Tax Gross-up	$0	$0	$0		$0	(15)	$4,267,224	(15)	$0		$0

Total	$1,365,320	$771,620	$4,887,148		$1,639,662		$20,061,569		$10,065,200		$5,012,173

(1)	Represents two times the executive’s base salary in effect immediately prior to the date of termination and two times the median of the executive’s last three annual incentive bonuses.

(2)	Represents three times the executive’s base salary in effect immediately prior to the date of termination by the Company and three times the executive’s highest annual incentive bonus during the preceding four fiscal years. In the event the executive’s employment is not terminated by the Company, but the executive voluntarily terminates employment for any reason during the 30-day period following the first anniversary of the change-in-control, the executive would receive severance equal to two times the executive’s base salary in effect immediately prior to the date of termination and two times the executive’s highest annual incentive bonus during the preceding four fiscal years.

(3)	Represents the pro rata portion of the executive’s deemed annual bonus for the year of termination (the applicable agreement provides for the payment of the highest bonus over last four fiscal years). Also assumes that, in the event of a change-in-control of the Company, the Compensation Committee would reduce any performance units awarded to the bonus level.

(4)	Represents the intrinsic value of stock options based on the Company’s closing stock price on December 31, 2008, of $28.89.

(5)	The 1996 Stock Option Plan and related agreements provide for acceleration of unvested options in the event of a change-in-control of the Company, death or disability.

(6)	Options granted under the 1996 Stock Option Plan are exercisable within: 5 days of voluntary termination or termination without cause; 90 days of retirement; and one year of death or disability.

(7)	The 2006 Incentive Compensation Plan and related agreements provide for acceleration of unvested RSUs in the event of a change-in-control of the Company, death, or disability. In the event of involuntary termination without cause, absent a change-in-control, unvested RSUs granted prior to 2008 and unvested “Bonus” RSUs granted in 2008 vest one year after termination.

(8)	Represents the lump sum present value equal to one half of accrued benefit, converted to a qualified joint and survivor form and payable to female spouse three years younger than participant at the later of participant’s current age or age 55.

(9)	“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(10)	Upon a change-in-control of the Company the executive becomes 100% vested in the benefit in the amount the executive would have been entitled to receive had he attained his normal retirement date. However, payments do not commence until employment terminates.

(11)	Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 6.30%.

(12)	Represents the present value of 10 year certain payments at a 6.30% discount rate, equal to 50% of participant’s final average compensation.

(13)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 6.30%, and participant remains disabled until earliest retirement date at age 55.

(14)	Represents cash payment to the executive to cover the cost of purchasing the benefits, including a gross-up payment to cover income taxes. Amount assumes the cost of health and welfare benefits of $1,785.55 per month will increase 10% in 2010.

(15)	Under the applicable agreement, if payments are subject to excise taxes the Company will pay to the executive an additional “gross-up” amount so that his after-tax benefits are the same as though no excise tax had applied. The following assumptions were used to calculate payments under Internal Revenue Code Section 280G:

-	Equity valued at the Company’s closing stock price on December 31, 2008, of $28.89, less option exercise prices.

-	Stock options and RSUs valued using Treasury Regulation Section 1.280G-1 Q&A 24(c).

-	Calculations assume a portion of the 2008 bonus is reasonable compensation for services rendered prior to the change-in-control.

Compensation Discussion and Analysis

I.	The Company’s Compensation Philosophy & Objectives

The Company’s annual executive officer compensation program, which has been endorsed by the Compensation Committee of the Board of Directors (the “Committee”), is designed to enhance shareholder value by providing that a large part of executive officer compensation be related to the Company’s overall performance, the performance of the business unit or function for which the executive officer is responsible, and a subjective analysis of the contribution of each individual executive officer to the Company. The Company’s policy is further designed to develop and administer programs that will:

•	attract and retain key executives critical to the Company’s long-term vision and success;

•	provide compensation levels that are competitive with others in the Company’s peer group, as that peer group is identified by the Committee from time to time;

•	motivate executive officers to enhance long-term shareholder value; and

•	encourage the identification and implementation of best business practices.

II.	Role of the Compensation Committee

A.	General

The Committee is comprised of independent members of the Company’s Board of Directors and during most of 2008 had seven members. The Committee reviews and approves the base salaries of the executive officers of the Company and their annual incentive bonus programs, other incentive plans and executive benefit plans. It also reviews and makes recommendations to the Board of Directors regarding director compensation. The Committee, in consultation with the compensation consultants that it retains, analyzes the reasonableness of the compensation paid to the executive officers. In discharging its functions, and as described in more detail below, the Committee reviews compensation data from comparable companies and from relevant surveys, which it utilizes to assess the reasonableness of compensation for the Company’s executive officers. Page 4 contains a list of the Company’s executive officers.

The Committee’s function is more fully described in its charter which has been approved by the Company’s Board of Directors. The charter is available in the corporate governance section of the Company’s Web site at www.firstam.com.

The Committee meets with the chief executive officer to discuss his own compensation package, but ultimately decisions regarding his package are made solely based upon the Committee’s deliberations with input from its compensation consultant. Decisions regarding other executive officers are made by the Committee after considering recommendations from the chief executive officer and certain other executive officers, as appropriate, as well as input from its compensation consultants.

The Company’s chief executive officer and, as appropriate, its general counsel and the chief financial officer, may attend the portion of the Committee’s meetings where individual executive officer performance is discussed. Only Committee members are allowed to vote on decisions regarding executive officer compensation.

B.	Interaction with Compensation Consultants

In making its determinations with respect to executive officer compensation, the Committee engages the services of a compensation consultant. The Committee has retained the services of a compensation consultant to assist with its review of the compensation package of the chief executive officer and other executive officers. In addition, the compensation consultant has assisted the Committee with related projects, such as evaluating non-employee director pay levels, advice with respect to the design of executive compensation programs, review of annual management incentive bonus plans, preparation of the Company’s compensation-related disclosures and related tasks.

The Committee retains the compensation consultant directly, although in carrying out assignments, the compensation consultant also interacts with Company management to the extent necessary and appropriate.

III.	Compensation Structure

A.	Pay Elements – Overview

The Company utilizes three main components of compensation:

•	Base Salary: fixed pay that takes into account an individual’s role and responsibilities, experience, expertise and individual performance;

•

Annual Incentive Bonus: variable pay that is designed to reward executive officers primarily based on Company performance and/or the performance of the business unit or function for which the executive officer is responsible. The annual incentive bonus may be paid in cash, equity or a combination thereof;

•	Long-Term Incentives: stock-based awards, which currently consist solely of RSUs (“RSUs”). RSUs also may be awarded as a component of the annual incentive bonus.

B.	Pay Elements – Details

(1) Base Salary

The Committee sets base salaries for executive officers based on the individual’s position within the Company and his current and sustained performance results. The Committee reviews executive officer base salaries each year and makes any adjustments it deems necessary based on, among other factors, the overall performance of the Company, new roles and/or responsibilities assumed by the executive officer, the performance of the executive officer’s business unit or area of responsibility, the executive officer’s significant impact on strategic goals, the executive officer’s length of service with the Company and the executive officer’s base salary relative to the base salaries of similar individuals in peer companies. The Committee gives no specific weighting to any one factor in setting the level of base salary, and the process ultimately relies on the subjective exercise of the Committee’s judgment. Although base salaries generally are targeted at market median or below, based on the Company’s peer group and relevant compensation survey data (discussed further below), the Committee also takes into account the factors described above, as well as the executive officer’s potential as a key contributor and amounts that may be required to recruit new executive officers.

Other than in the case of new hires, the Committee generally determines base salaries for executive officers around the end of each calendar year. As described below under VII.A. “Employment Agreements,” all of the named executive officers, other than Mr. Kennedy, have employment agreements that specify their base salaries. Mr. McMahon, who served as the Company’s chief financial officer until April 10, 2008, entered into an employment agreement at the time of his original employment in 2006 that provides for a minimum base salary of $600,000. At Mr. McMahon’s request, on March 5, 2008, the Committee lowered his salary to $350,000. Messrs. Gilmore, Valdes, and Sando entered into employment agreements with the Company in December 2008. These agreements provide for a right to a minimum base salary equal to the amounts listed below under “Reduced 2008 Base Salary,” which amount may be increased at the discretion of the Committee.

With respect to 2008 base salaries, management and the Committee initially concluded that, in light of the difficult economic conditions faced by the Company in 2007 and the equally uncertain economy in 2008, it was most appropriate to make no adjustments to base salaries for the named executive officers. Subsequently, the Committee imposed a general freeze on certain salaries, which freeze covered the named executive officers. Messrs. Kennedy, McMahon, Gilmore and Sando also requested that their base salaries be reduced from the levels originally determined by the Committee as part of the Company’s expense reduction initiative. Messrs. McMahon and Sando requested that their base salaries be reduced to $350,000, which the Company’s Information Solutions Group (“ISG”) established as its general maximum base salary, to reflect an ISG compensation goal to increase the variability of compensation. The requested reductions were approved by the

Committee on March 5, 2008, effective April 1, 2008. The 2007 base salaries, original 2008 base salaries and reduced 2008 base salaries for the named executive officers are as follows:

Individual	2007 base salary	Original 2008 base salary	Reduced 2008 base salary
P.S. Kennedy	$750,000	$750,000	$675,000
F.V. McMahon	$700,000	$700,000	$350,000
D.J. Gilmore	$650,000	$650,000	$585,000
M.O. Valdes	$300,000	$300,000	$300,000
B.M. Sando	$525,000	$525,000	$350,000

On March 12, 2009, the Committee evaluated 2009 base salaries for the executive officers. Taking into account the continuing uncertain conditions in the economy as well as certain of the other factors described above, the Committee determined that base salaries would remain at their 2008 levels for the named executive officers with the exception of Mr. Valdes, whose base salary the Committee increased to $350,000 in recognition of the unique perspective and talents he brings to the Company after having served as its interim chief financial officer.

(2) Annual Incentive Bonus

The Company and the Committee consider the annual incentive bonus to be a critical component of the executive officer compensation program. In recent years the annual incentive bonus has accounted for the majority of the compensation paid to the named executive officers. This emphasis on annual incentive bonuses, as opposed to long-term incentive compensation, reflects the view that key components of the Company’s business operations are cyclical in nature. As described further below, the Company pays a significant portion of the annual incentive bonus in RSUs that vest over five years, which the Committee believes focuses executive officers on enhancing long-term shareholder value. Accordingly, the Company believes that an incentive structure tied to annual performance is a more effective means of motivating and rewarding executive officers to enhance long-term shareholder value.

Prior to 2008 the Committee structured the annual incentive bonus program to take into account Company-wide and business unit performance and a subjective evaluation of individual performance. During 2008 the Committee extensively reviewed the prior methodology and determined that a more objective annual incentive bonus program, based on measurable performance against financial targets, should be implemented because it would increase the focus of executive officers on key drivers of shareholder value and would put the Company’s compensation practices more in line with current executive compensation trends. On July 29, 2008, in implementation of this concept, the Committee established target bonus awards for each of the named executive officers. The percentage of the target bonus to be earned by each officer would be determined by measuring performance against pre-established metrics. The financial targets varied, depending on whether the officer’s responsibilities extended throughout the Company or were limited to one of the Company’s two operating units, the Financial Services Group (“FSG”) and the ISG:

Mr. Gilmore – Chief Executive Officer of the FSG. For Mr. Gilmore, half of his annual incentive bonus was determined by adjusting 50% of his target annual incentive bonus based on the title insurance segment’s pretax margins for 2008, as follows: if the segment’s pretax margins were less than 1%, then Mr. Gilmore would receive 0% of this portion of the target bonus amount; if pretax margins were between 1% and 2%, then Mr. Gilmore would receive between 25% and 50% of such amount, on a sliding scale; if pretax margins were between 2% and 3%, then Mr. Gilmore would receive between 50% and 100% of such amount; if pretax margins were between 3% and 4%, then Mr. Gilmore would receive between 100% and 150% of such amount; and if pretax margins were 4% or greater, then Mr. Gilmore would receive 150% of such amount.

The remaining half of Mr. Gilmore’s annual incentive bonus was determined by adjusting the remaining 50% of his target annual incentive bonus based on the extent to which the title insurance segment reduces the gap between its pretax margins and the pretax margins of its leading competitors (as determined by the Committee), as follows: if the gap was reduced by 25% or less, then Mr. Gilmore would receive 50% of this portion of the target bonus amount; if the gap was reduced by between 25% and 50%, then Mr. Gilmore would receive between 50% and 100% of such amount, on a sliding scale; if the gap was reduced by between 50% and 75%, then Mr. Gilmore would receive between 100% and 150% of such amount; and if the gap was reduced by 75% or more, then Mr. Gilmore would receive 150% of such amount.

Mr. McMahon – Chief Executive Officer of the ISG. Mr. McMahon’s annual incentive bonus was determined by multiplying the annual incentive target bonus by 150% of the weighted year over year (2008 over 2007) percentage change in the ISG’s specified financial measurements, as defined and adjusted by the Committee. Those measurements were (i) earnings before interest, taxes depreciation and amortization (EBITDA) margin (35% weight), (ii) EBITDA (20% weight), (iii) revenue (15% weight), and (iv) free cash flow (30% weight).

Mr. Sando – President of the Information and Outsourcing Solutions Segment. Twenty-five percent of Mr. Sando’s annual incentive bonus was determined in the identical fashion as Mr. McMahon, multiplying 25% of the annual incentive target bonus by 150% of the weighted year over year (2008 over 2007) percentage change in the ISG’s EBITDA margins, EBITDA, revenue and free cash flow. The remaining 75% of the annual incentive bonus adjusted in a similar fashion, multiplying 75% of the target annual incentive bonus by 150% of the weighted average year over year (2008 over 2007) percentage change in the EBITDA margins, EBITDA and revenue of the information and outsourcing solutions segment and the free cash flow of ISG.

Mr. Kennedy – Chairman of the Board and Chief Executive Officer and Mr. Valdes – Senior Vice President and Chief Accounting Officer. Messrs. Kennedy’s and Valdes’ annual incentive bonuses were determined by multiplying their target annual incentive bonuses by the average percentage of bonus achieved by Messrs. Gilmore and McMahon.

The following table illustrates the computation of the 2008 annual incentive bonuses and the amount paid in cash and RSUs to each named executive officer. As indicated in the table, Mr. Kennedy was entitled to receive an annual incentive bonus of $1,849,143, however, Mr. Kennedy asked that the Committee not award him a bonus. As also indicated, Mr. McMahon was entitled to receive a bonus of $1,823,250, however, Mr. McMahon requested that his bonus be reduced by $75,000 so that the amount could be awarded to another individual. Because the cash portion of the annual incentive bonuses are paid through the conversion of performance units, as described further below, the amounts in the table below are reflected in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”

Executive	2008 Target Annual Incentive Bonus	2008 Metric Result	2008 Annual Incentive Bonus Amount (1)	2008 Actual Bonus				2007 Actual Bonus
				Cash		RSUs		Cash		RSUs
P.S. Kennedy	$2,300,000	80.4%	$1,849,143	$0	(2)	$0	(2)	$0	(4)	$0	(4)

F.V. McMahon	$2,125,000	85.8%	$1,823,250	$1,136,362	(3)	$611,888		$800,000		$800,000

D.J. Gilmore	$1,790,000	75.0%	$1,342,500	$805,500		$537,000		$750,000		$750,000

M.O. Valdes	$550,000	80.4%	$442,189	$309,532		$132,657		$160,000		$40,000

B.M. Sando	$1,050,000	87.9%	$923,055	$599,986		$323,069		$540,000		$360,000

(1)	Product of 2008 Target Annual Incentive Bonus and 2008 Metric Result not precise due to rounding.

(2)	Though entitled to receive a bonus of $1,849,143, Mr. Kennedy requested that the Committee not award him a bonus.

(3)	Though entitled to receive a bonus of $1,823,250, Mr. McMahon requested that his bonus be reduced by $75,000 so that the amount could be awarded to another individual.

(4)	Mr. Kennedy requested that he not receive a bonus for 2007.

With respect to the percentages reflected in the column entitled “2008 Metric Result” in the table immediately above, the amount for Mr. Gilmore reflects the failure of the title insurance segment to reach a pre-tax margin for 2008 of at least 1%, resulting in no payout for that portion of the bonus, and the success of the title insurance segment in closing more than 75% of the gap between it and its leading competitors, resulting in a payout of 150% with respect to that portion of the annual incentive bonus. The amount for Mr. McMahon reflects 150% of the weighted average negative growth percentage of -9.47% for the ISG with respect to the four metrics described above. Twenty-five percent of the amount for Mr. Sando reflects the amount calculated for Mr. McMahon and 75% reflects 150% of the weighted average negative growth percentage of -7.6% for the four metrics described above.

In the recent years prior to 2006, the Company generally paid annual incentive bonuses entirely in cash. Starting in 2006 the Committee concluded that the alignment of executive officer efforts with long-term increases in shareholder value would be advanced by paying a portion of the annual bonus in the form of RSUs. Because these RSUs vest over a five year period, this practice also discourages executive officers from taking excessive risks for short term gains. RSUs granted as part of the annual incentive bonus program will sometimes be referred to as “Bonus RSUs” for purposes of clarity. Pursuant to schedules previously approved by the Committee, for 2008 (1) 40% of Mr. Gilmore’s bonus was paid in RSUs, (2) 35% of Messrs. McMahon and Sando’s bonuses were paid in RSUs and (3) 30% of Mr. Valdes’ bonus was paid in RSUs.

RSUs are denominated in units of the Company’s common shares. In accordance with Company policy, the number of units granted to a named executive officer was determined by dividing the dollar amount of the annual incentive bonus that the Committee determines to be paid in RSUs by the closing price of the Company’s stock on March 4, 2009, the second day on which the New York Stock Exchange was open for trading following the filing of the Company’s Annual Report on Form 10-K. The Company’s common shares are not actually issued to the participant on the grant date. Instead, when an RSU vests, the participant is entitled to receive shares of common stock. Dividends paid on the Company’s common shares are treated as if they were paid at the same time with respect to the RSUs and immediately reinvested in additional RSUs which are subject to the same restrictions as the underlying RSUs.

As a general rule (which rule applies to the Bonus RSUs issued in 2008 in partial payment of the annual incentive bonuses earned for 2007 and the Bonus RSUs issued in 2009 in partial payment of the annual incentive bonuses for 2008), Bonus RSUs vest at a rate of 20% on each anniversary of the date of grant. Vesting accelerates in certain circumstances, including upon the death or disability of the recipient and upon the one year anniversary of the early retirement or normal retirement of the recipient or the date on which the recipient is terminated without cause. Early retirement means the termination of the recipient’s employment, other than for cause, after having reached age 55 and 10 years of service. Normal retirement means the termination of the recipient’s employment, other than for cause, after having reached age 62, irrespective of the number of years of service. It is a condition of early vesting in the event of disability, termination without cause or retirement that the recipient sign a separation agreement in a form satisfactory to the Company. An RSU holder has none of the rights of a shareholder unless and until shares are actually delivered to the holder.

The Bonus RSUs issued in 2008 (for 2007 performance) and 2009 (for 2008 performance) to the Company’s named executive officers provide that, except in the case of death, disability or certain changes-in-control, none of the Bonus RSUs shall vest unless the net income of the Company for the year of issuance is at least $50 million, excluding (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss and (f) foreign exchange gains and losses (“Extraordinary Items”). The Committee decided to place such a condition on the vesting of Bonus RSUs so that they could be deducted by the Company for tax purposes under Section 162(m) of the Internal Revenue Code.

In 2008 the Committee established a performance unit arrangement for named executive officers designed to permit the Company to deduct for tax purposes under Section 162(m) the entire amount of the cash portion of the annual incentive bonus awarded for 2008 performance. On February 26, 2008, the Company issued to each of the executive officers performance units with a cash value equal to twice the cash bonus that the individual received for 2007 performance, with the exception of Mr. Kennedy, who received $1,825,000 in performance units. These performance units, which were issued under the Company’s 2006 Incentive Compensation Plan, provided that they would not convert into cash unless the net income of the Company for 2008 was at least $50 million, excluding Extraordinary Items. The award agreements gave the Committee complete discretion to reduce the performance units to any lesser amount and the Committee did elect to make such reductions. The Committee determined that the net income target with respect to these performance units was met for 2008, with the result that the named executive officers (other than Mr. Kennedy) ultimately received performance units for 2008, which the Committee subsequently converted into cash in the amount shown in the preceding table in the column labeled “2008 Actual Bonuses – Cash” .

For 2009, the Committee again established a performance arrangement for executive officers, also designed to allow the Company to deduct for tax purposes under Section 162(m) the entire amount of the cash portion of the annual incentive bonuses that will be paid to its named executive officers in 2010 for 2009 performance. On March 12, 2009, the Committee granted to each of the named executive officers performance units with a cash value equal to twice the expected cash portion of the 2009 target annual incentive bonus (except for Mr. Valdes, who was granted 552,000 performance units). These performance units, which were issued under the Company’s 2006 Incentive Compensation Plan, provided that they would not be payable unless the net income of the Company for 2009 was at least $50 million, excluding Extraordinary Items. As in 2008, the award agreements give the Committee complete discretion to reduce the actual amount of bonus payable to any lesser amount. The Committee expects to make such a reduction when it determines actual 2009 annual incentive bonus amounts.

On March 12, 2009, the Committee established target annual incentive bonus amounts for 2009 (which it modified, with respect to Mr. Valdes, on March 24, 2009). After taking into account the continuing economic uncertainties of the economy and comparative compensation data presented by the compensation consultant, the Committee determined that it was appropriate to reduce target annual incentive bonus amounts as follows:

Named Executive Officer	2009 Target Annual Incentive Bonus	2008 Target Annual Incentive Bonus
P.S. Kennedy	$2,075,000	$2,300,000
F.V. McMahon	$1,925,000	$2,125,000
D. J. Gilmore	$1,690,000	$1,790,000
M.O. Valdes	$500,000	$550,000
B.M Sando	$950,000	$1,050,000

In the case of Bonus RSUs issued in 2008 in connection with the 2007 annual incentive bonuses, it should be noted that as required by applicable rules these Bonus RSU grants were not reflected in the Company’s 2007 Summary Compensation table, the Grants of Plan-Based Awards table, or the Outstanding Equity Awards at Fiscal Year End table, but are reported in the corresponding tables contained herein. Similarly, in the case of the Bonus RSUs issued in 2009 in connection with the 2008 annual incentive bonuses, these Bonus RSU grants are not shown in the Summary Compensation table, the Grants of Plan-Based Awards table or the Outstanding Equity Awards at Fiscal Year End table contained herein. As required by applicable rules, these tables only show equity awards issued in 2008.

(3) Long-Term Incentives

Historically, the Company provided named executive officers with long-term incentive compensation through the issuance of stock options. In 2006, the Committee determined that RSUs provided a superior means of aligning the interests of named executive officers with those of its long-term shareholders. In making this determination, the Committee considered, among others factors, the significant accounting charges that result from stock option issuances and, in light of the cyclical nature of some of the Company’s core businesses, the tendency for some executive officers to assign a value to stock options that is lower than the actual accounting expense for those options. The practice of awarding RSUs as long-term incentive compensation continued in 2008 and 2009. RSUs issued as part of the Company’s long-term incentive program will sometimes be referred to as “Long-Term Incentive RSUs,” to distinguish them from the previously described Bonus RSUs awarded to the named executive officers as a portion of their annual incentive bonus.

The Long-Term Incentive RSUs awarded by the Committee in 2007 in connection with performance in 2006 generally had a value equal to the base salary of the named executive officers. With respect to Long-Term Incentive RSUs issued in 2008 in connection with performance in 2007, as a result of the decline in the performance of the Company, Mr. Kennedy recommended, and the Committee agreed, that the Long-Term Incentive RSU grants to named executive officers should be reduced. Though the Committee believed that Mr. Kennedy should have received a Long-Term Incentive RSU grant in 2008, Mr. Kennedy requested that he not receive a grant; to which request the Committee agreed. Among other reasons, Mr. Kennedy requested the elimination of his grant, and the Committee accepted this request, because his refusal resulted in an overall decline in the amount of Long-Term Incentive RSUs issued to executive officers by approximately 40 percent.

With respect to the Long-Term Incentive RSUs issued in 2009 in connection with performance in 2008, on July 29, 2008, based on an analysis of long-term incentive awards made by comparable companies and the recommendations of its compensation consultant, the Committee established a schedule of the maximum amount of Long-Term Incentive RSUs that could be potentially awarded to each of the named executive officers. The Committee determined that the amount of Long-Term Incentive RSUs to be awarded for 2008 would be based on its and Mr. Kennedy’s subjective evaluation of each named executive officer’s performance and on the overall performance of the Company. Based on this evaluation, the Committee on March 3, 2009, approved of the granting of the Long-Term Incentive RSUs set forth in the column entitled “Long-Term Incentive RSUs Granted in 2009” in the following table. In light of the Company’s performance in 2008, Mr. Kennedy requested that he not receive a Long-Term Incentive RSU grant. The Committee assented to this request.

The terms and conditions of Long-Term Incentive RSUs are identical to the Bonus RSUs issued to the named executive officer except that vesting does not accelerate upon early retirement or termination without cause and their value is not included in determining the amount of the benefit under the Company’s Executive Supplemental Benefit Plan (“SERP”).

The approximate dollar values of the Long-Term Incentive RSUs issued to each of the named executive officers and, for awards made in 2009, the maximum potential value of the awards, are described in the following table:

Executive	Long-Term Incentive RSUs Granted in 2007 (1)	Long-Term Incentive RSUs Granted in 2008 (1)	Maximum Potential 2009 Long- Term Incentive RSUs	Long-Term Incentive RSUs Granted in 2009 (1)
P.S. Kennedy	$750,000	$0	$850,000	$0

F.V. McMahon	$600,000	$525,000	$850,000	$100,000

D.J. Gilmore	$600,000	$500,000	$850,000	$342,000

M.O. Valdes	$300,000	$225,000	$175,000	$100,000

B.M. Sando	$525,000	$394,000	$350,000	$200,000

(1)	The actual dollar value of the RSUs may differ slightly from these dollar amounts in the table due to rounding. Pursuant to Company policy, the Long-Term Incentive RSUs (1) granted in 2007 were issued on March 5, 2007, (2) granted in 2008 were issued on March 4, 2008 and (3) granted in 2009 were issued on March 4, 2009, in each case the second day on which the New York Stock Exchange was open for trading following the filing of the Company’s Annual Report on Form 10-K for the applicable year.

As indicated above with respect to Bonus RSUs, it should be noted that as required by applicable rules, Long-Term Incentive RSUs granted in 2009 in connection with 2008 performance are not reflected in the Summary Compensation table, the Grants of Plan-Based Awards table, or the Outstanding Equity Awards at Fiscal Year End table contained herein. Those tables reflect Long-Term Incentive RSUs granted in 2008 in connection with 2007 performance.

On March 12, 2009 the Committee determined the maximum amount of Long-Term Incentive RSUs that it may award to named executive officers in 2010 in connection with 2009 performance. Given that the Committee retains the complete discretion to determine the amount of the final award, the Committee determined that the maximum amount of such awards should remain at the level established for 2009.

Summary of Compensation Paid for 2008. The following table summarizes the total compensation paid to each named executive officer for performance in 2008, including the total base salary paid in 2008, the annual incentive bonus paid in 2009 for 2008 performance and long-term incentive RSUs granted in 2009 in connection with 2008 performance:

Executive	Base Salary	Total Annual Incentive Bonus		Long-Term Incentive RSUs	Total
		Cash	RSUs
P.S. Kennedy	$693,750	$0	$0	$0	$693,750

F.V. McMahon	$437,500	$1,136,362	$611,888	$100,000	$2,285,750

D.J. Gilmore	$601,250	$805,500	$537,000	$342,000	$2,285,750

M.O. Valdes	$300,000	$309,532	$132,657	$100,000	$842,189

B.M. Sando	$393,750	$599,986	$323,069	$200,000	$1,516,805

This table is presented to represent the Committee’s perspective on compensation for the named executive officers for 2008. This table, however, differs substantially from the Summary Compensation Table presented above. In particular, though this table reflects the dollar value of equity compensation granted for 2008 (in each case actually granted in 2009), applicable rules require that the Summary Compensation Table reflect equity compensation expense recognized in each represented year for financial statement reporting purposes, which includes expense from equity awards made in prior years.

(4) Other Executive Officer Benefits, including Perquisites and Retirement Benefits

Executive officers are entitled to employee benefits generally available to all full-time employees (subject to fulfilling any minimum service requirement). This would include elements such as the vacation and health and welfare benefits generally available to all employees. In designing these elements the Company seeks to provide an overall level of benefits that are competitive with those offered by similar companies in the markets in which the Company operates.

In addition, certain perquisites have historically been made available to named executive officers. The Company, however, in 2007 determined to discontinue significant perquisites for executive officers, including country club memberships and car allowances. Further details regarding perquisites are found in the Summary Compensation table and accompanying footnotes.

Named executive officers may participate in several benefit plans that provide benefits upon retirement. Such retirement benefits include: The First American Corporation 401(k) Savings Plan, The First American Corporation Pension Plan, The First American Corporation Pension Restoration Plan, the SERP and The First American Corporation Deferred Compensation Plan. The first two plans are generally available to employees (except that the Pension Plan is limited to individuals who became participants before 2002 and the Restoration

Plan is limited to individuals who became participants before 1995), while the remaining three plans are limited to a select group of management. The First American Corporation 401(k) Savings Plan is a tax-qualified profit-sharing plan, which authorizes Company matching contributions based on the amount of employee pre-tax contributions and a schedule that ties the amount of matching contributions to the Company’s profitability. Because the Company did not meet required levels of profitability in 2008, the Company did not match employee contributions made in 2008. Further explanation of the other four plans can be found in connection with the Pension Benefits and Deferred Compensation tables in the “Executive Compensation” section. The Company believes that these plans provide a valuable recruiting and retention mechanism for its executive officers and enable the Company to compete more successfully for qualified executive talent.

In addition, in 2008 First Advantage Corporation, the Company’s publicly traded subsidiary, issued each of Messrs. Kennedy and McMahon 3,116 RSUs with respect to shares of First Advantage’s Class A common stock as compensation for their service on its board of directors. Messrs. Kennedy and McMahon have agreed to remit to the Company any after-tax benefit they receive in connection with the vesting of these RSUs.

C.	Pay Mix

The Committee utilizes the particular elements of compensation described above because it believes that they represent a well-proportioned mix of stock-based compensation, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this portfolio approach, the Committee endeavors to provide the named executive officer with a measure of security with respect to the minimum level of compensation he is entitled to receive, while motivating the named executive officer to focus on the business metrics that will produce a high level of performance for the Company with corresponding increases in shareholder value and long-term wealth creation for the executive officer, as well as reducing the risk of loss of top executive talent to competitors.

For executive officers, the mix of compensation is weighted heavily toward at-risk pay and, in particular, the annual incentive bonus. With respect to the named executive officers, base pay in 2008 comprised less than 33% of the value of their total compensation opportunities (as measured by 2008 base pay plus the annual incentive bonus and long-term incentive RSUs awarded in 2008). This pay mix is consistent with the overall philosophy of maintaining a pay mix that results fundamentally in a pay-for-performance orientation for the Company’s executive officers.

D.	Pay Levels and Benchmarking

Overall compensation levels for named executive officers are determined based on a number of factors, including each individual’s roles and responsibilities within the Company, each individual’s experience and expertise, the compensation levels for peers within the Company, compensation levels in the marketplace for similar positions and performance of the individual and the Company as a whole. In determining these compensation levels, the Committee considers all forms of compensation and benefits.

In order to determine competitive compensation practices, the Committee relies upon compensation surveys provided by its independent compensation consultant. The Committee principally relies upon surveys of compensation practices of comparable companies, including general survey data and data developed from public filings by selected companies that it considers appropriate comparators for the purposes of developing executive compensation benchmarks. The selection of comparator companies is continually reviewed by the Committee.

The Company and the Committee have worked with its compensation consultant to develop a list of comparator companies for the purpose of benchmarking executive compensation. Numerous factors went into the selection of the comparator companies, including similarities of business lines, as well as comparable financial measures such as assets, revenues and market capitalization. The following companies, along with survey data, were used for benchmarking purposes in early 2008, at the time that the Committee was determining salaries for 2008 and deciding upon annual target incentive bonuses for 2008 and the maximum potential Long-Term Incentive RSUs to be awarded in 2009 for 2008 performance:

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

LandAmerica Financial Group, Inc.

During 2008 the Committee continued to consider the appropriate benchmarking methodology for the Company, taking into account the fact that the FSG and the ISG function in many respects as separate companies. The Committee consequently determined that its should construct three groups of comparator groups: one group consisting of companies comparable to the Company and applicable to executive officers, such as Messrs. Kennedy and Valdes, with Company-wide responsibilities, a second group consisting of companies comparable to FSG and applicable to Mr. Gilmore and a third consisting of companies comparable to the ISG and applicable to executive officers, such as Messrs. McMahon and Sando, with responsibilities limited to the ISG.

The three peer groups are as follows:

Company-Wide Peer Group	FSG Peer Group	ISG Peer Group

Affiliated Computer Services, Inc.	Assurant, Inc.	Alliance Data Systems Corporation

Assurant, Inc.	Fidelity National Financial, Inc.	ChoicePoint Inc.

ChoicePoint, Inc.	Fidelity National Information Services, Inc.	Crawford & Company

The Dun & Bradstreet Corporation	HCC Insurance Holdings, Inc.	The Dun & Bradstreet Corporation

Equifax, Inc.	LandAmerica Financial Group, Inc.	Equifax, Inc.

Fair Isaac Corporation	MGIC Investment Corporation	Fair Isaac Corporation

Fidelity National Financial, Inc.	Old Republic International Corporation	Fidelity National Information Services, Inc.

Fidelity National Information Services	The PMI Group, Inc.	Fiserv, Inc.

Fiserv, Inc.	Radian Group Inc.	Global Payments Inc.

LandAmerica Financial Group, Inc.	Stewart Information Services Corp.	infoGroup Inc.

MGIC Investment Corporation	White Mountain Insurance Group Ltd.	Total System Services, Inc.

Old Republic International Corporation

The PMI Group, Inc.

Radian Group Inc.

Stewart Information Services Corp.

After consideration of the data collected on competitive compensation levels and relative compensation within the executive officer group, the Committee determines each individual executive officer’s target total compensation opportunities based on Company and individual performance and the need to attract, motivate and retain an experienced and effective management team. The Committee examines the relationship of each executive officer’s base salary, target annual incentive bonus opportunity and long-term incentive opportunity to market median data. The Committee does not believe, however, that compensation opportunities should be structured toward a uniform relationship to median market data, especially in light of the different financial characteristics of the Company’s business units (such as the relationship of revenues to net income). Accordingly, total compensation for specific individuals will vary based on a number of factors in addition to Company and individual performance, including scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a replacement executive officer.

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

The Company’s current policy with respect to equity awards to executive officers is, after Committee approval, to issue the awards on the second day on which the New York Stock Exchange is open for trading following the filing of the Company’s Annual Report on Form 10-K. In the case of RSUs denominated in dollars and stock options, pricing (that is, the number of shares or units issued for each dollar denominated RSU award or the strike price with respect to stock options) is determined as of that date. The price of the Company common stock used for these purposes is the last sale price reported for a share of the Company’s common stock on the New York Stock Exchange on that date. With respect to employees other than executive officers, the methodology is the same as that for executive officers, except that prior to February 2008 the policy was to issue awards on the last day on which the New York Stock Exchange is open for trading during the quarter in which the Committee approved the award and the current policy is to issue awards on the 20th day of the third month of the calendar quarter that follows approval of the award by the Committee.

V.	Adjustment or Recovery of Awards

The Company has no specific policies to adjust or recoup prior awards. However, under Section 304 of Sarbanes-Oxley, if the Company is required to restate its financials due to material noncompliance with any financial reporting requirements as a result of misconduct, the chief executive officer and chief financial officer may be required to reimburse the Company for any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document and any profits realized from the sale of securities of the Company during that twelve month period.

VI.	Consideration of Prior Amounts Realized

The Company’s philosophy is to incentivize and reward executive officers for future performance. Accordingly, prior stock compensation gains (option gains or restricted stock awarded in prior years) are not considered in setting future compensation levels.

VII.	Employment Agreements and Post-Termination Payments

A.	Employment Agreements and Severance Arrangements

Each named executive officer, with the exception of Mr. Kennedy, has an employment agreement.

Mr. McMahon. Mr. McMahon’s agreement provides that he will serve as vice chairman and chief financial officer of the Company until March 31, 2011, after which time he will be employed as an at-will employee. In addition to the customary duties for such position, Mr. McMahon’s agreement also provides that he is responsible for the operations of the Company’s trust and thrift operation. In early 2008 the Company offered Mr. McMahon the position of chief executive officer of the ISG, which offer he accepted. Effective April 10, 2008, Mr. McMahon resigned as the Company’s chief financial officer so he could focus on his duties at ISG. At his request, in December 2008 the Company did not reappoint him as the Company’s vice chairman. The Company also has agreed to elect Mr. McMahon to the board of directors of First Advantage Corporation.

During each year of the term of the agreement, Mr. McMahon is guaranteed a base salary and bonus at least equal to $1.75 million. For 2006, however, Mr. McMahon was guaranteed a minimum annual cash bonus of $1.150 million and a minimum total base salary of $550,000. For 2006, Mr. McMahon waived his right to receive the minimum bonus in cash. Beginning in 2007, Mr. McMahon’s minimum base salary required under the agreement increased to $600,000. At Mr. McMahon’s request, on March 5, 2008, the Committee lowered his base salary to $350,000. Additionally, though the agreement requires that the specified bonus amount be paid in cash, for the years 2007 and 2008 Mr. McMahon waived his right to receive the minimum cash bonus and agreed that a portion of his bonus be paid in RSUs in accordance with the Company’s compensation plans. The agreement generally provides for Mr. McMahon’s participation in other executive benefit plans on the same terms applicable to other executive officers.

Mr. McMahon’s agreement further provided for a grant on commencement of employment of an option to purchase 300,000 of the Company’s common shares and 33,334 RSUs. Both the options and RSUs vest at the rate of 20% per year at the end of each year of his employment, provided that Mr. McMahon is employed through that time. Under the agreement, the Company also agreed to make future equity grants to Mr. McMahon in amounts similar to those granted to other executive officers who are performing at similar levels. Dividends on the RSUs are deemed reinvested in additional RSUs as of the date of the dividend.

If Mr. McMahon is terminated without cause or quits for good reason during the five-year term of the agreement, he will be entitled to receive the base salary and bonus that had been guaranteed to be paid through the remainder of the employment term, immediate vesting of his stock options and RSUs and the right to exercise his options for the remainder of their original ten-year term. “Cause” is generally defined as willful misconduct material to his employment or gross negligence in the performance of duties. “Good Reason” is generally defined to include material adverse changes in the terms of Mr. McMahon’s employment.

Mr. McMahon’s agreement is attached as an exhibit to the Form 8-K filed by the Company on February 24, 2006.

Messrs. Gilmore, Valdes and Sando. On November 18, 2008, the Committee authorized the Company to enter into an employment agreement with each of Messrs. Gilmore, Valdes and Sando, which agreements were subsequently executed in December 2008. Mr. Kennedy requested that he not receive an employment agreement and Mr. McMahon indicated that he wished to continue under the terms of his existing agreement. Given the uncertainties in the general economy, the challenges facing the Company and the industries in which it operates, the Company’s reliance on its key executives while it restructures its operations and the practice of certain of the Company’s peers to give employment agreements to its key executives, the Committee believed that the offering of employment agreements to its key executives would be an effective retention tool. The Committee concluded that any potential additional costs of the employment agreements were compensated for by the retention incentives provided by the contracts and the post-termination covenants that applied to the executive officers.

The agreements, which expire on December 31, 2011, specify initial base salaries at the levels then in effect with respect to these executive officers. Base salaries may be increased at the discretion of the Committee. Determinations regarding bonus amounts, long term incentive awards and any increases in base salary remain at the discretion of the Committee. The agreements further provide that if the Company terminates the executive officer’s employment without cause, he is entitled to an amount representing twice the sum of the executive officer’s base salary and the second largest of the prior three years’ annual incentive bonuses. Half of this sum would be paid over the first year following termination in twelve equal monthly installments, and the other half would be paid at the end of this one-year period. The executive officer’s receipt of these amounts would be contingent on the Company’s receipt of a release from the executive officer as well as his compliance with certain non-compete, non-solicitation and confidentiality provisions contained within the agreement. In addition, if the executive officer’s employment is terminated without cause and the executive would otherwise, during the term of the agreement, have reached his “early retirement date” under the SERP, then the executive officer’s benefit under the plan will be deemed vested on his early retirement date notwithstanding the termination, provided that the executive’s “final average compensation” used to determine the amount of the benefit would be determined as of his actual termination date. No additional benefits are payable in the event that the executive voluntarily terminates or termination is on account of death, disability or for cause.

Under the agreements, cause is defined to include (1) the executive officer’s physical or mental inability to perform the essential functions of his job, (2) willful breach of any fiduciary duties owed the Company, (3) willful failure to comply with applicable rules and regulations, (4) gross incompetence in the performance of job duties, (5) commission of crimes involving moral turpitude, fraud, or misrepresentation, (6) the failure to perform duties consistent with a commercially reasonable standard of care, (7) refusal to perform job duties or reasonable directives from his superior or the Board of Directors and (8) any gross negligence or willful misconduct resulting in loss or damage to the reputation of the Company.

Messrs. Gilmore’s, Valdes’ and Sando’s agreements are attached as an exhibit to the Form 10-K filed by the Company on March 2, 2009.

Mr. Piszel. On January 28, 2009, the Company announced the conclusion of its search for a new chief financial officer with the hiring of Anthony “Buddy” Piszel. It was a condition to Mr. Piszel’s acceptance of the position that he receive a employment agreement substantially on the terms ultimately agreed to by Mr. Piszel and the Company, including the payment of severance during a specified period following a change-in-control of the Company. Given the Company’s desire for a highly qualified chief financial officer and given Mr. Piszel’s extensive experience as a chief financial officer, the Committee decided to agree to this request.

Pursuant to the terms of the agreement, which expires on January 26, 2011, Mr. Piszel will receive an annual salary of $500,000, which may be increased at the discretion of the Committee, and a target annual incentive bonus of $1 million, as determined pursuant to criteria established by the Committee, subject to a minimum of $500,000 for calendar year 2009 and a maximum of $1.5 million for each calendar year during the term. The annual incentive bonus is to be paid in a combination of cash and RSUs as determined by the Committee. In the event of any termination without cause by the Company, or if Mr. Piszel were to terminate his employment during the thirty day period following the six month anniversary of a change-in-control of the Company, Mr. Piszel would receive an amount equal to his base salary for the remainder of the term and an amount equal to his annual performance bonus for 2009, if such termination were to occur after such bonus is payable, or $1 million, if such termination were to occur prior to such bonus being payable. Fifty percent of such severance amount would be paid in twelve equal monthly installments during the year following termination and fifty percent would be paid on the one year anniversary of the termination date. Mr. Piszel’s receipt of these amounts would be contingent on the Company’s receipt of a release from him as well as his compliance with certain non-compete, non-solicitation and confidentiality provisions contained within the agreement. Cause is defined in substantially the same manner as in Messrs. Gilmore’s Valdes’ and Sando’s agreements, as described above.

Pursuant to the agreement, the Company issued to Mr. Piszel $500,000 in long-term incentive RSUs vesting in five equal installments over a period of five years. Mr. Piszel also will be eligible to receive additional long- term incentive RSUs in such amount as determined by the Committee, subject to a minimum of $250,000 for calendar year 2009 and a maximum of $500,000 for each calendar year during the term, and subject to terms determined by the Committee that are substantially similar to those applicable to grants made to similarly situated executives.

Upon commencement of his employment, Mr. Piszel received a $250,000 cash bonus, which, if Mr. Piszel terminates his employment for any reason or if the Company terminates Mr. Piszel’s employment for cause, will be one hundred percent recoverable by the Company if such termination occurs prior to the first anniversary of his employment and fifty percent recoverable by the Company if such termination occurs between the first and second anniversaries of his employment. Mr. Piszel also will receive reimbursement for up to $250,000 in relocation expenses.

Mr. Piszel’s agreement is attached as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

B.	Change-in-Control Agreements

The Company’s 2006 Incentive Compensation Plan (except as otherwise provided in an award agreement), 1996 Stock Option Plan, 1997 Directors’ Stock Plan (except as otherwise directed by the Company’s Board of Directors) and the SERP generally provide for the accelerated vesting of award or benefits, as the case may be, in the event of a change-in-control of the Company. Award agreements evidencing RSUs issued in 2007 through 2009 provide that vesting will not accelerate as a result of a change-in-control that has been approved by the Company’s incumbent Board of Directors prior to the change-in-control. In addition, the SERP provides that, when a participant terminates subsequent to a change-in-control, payment of benefits will commence in the same manner and in the same amount as if the participant had attained his normal retirement age on the date of termination.

As part of the Company’s efforts to retain key employees, several years ago (or on February 27, 2007, in the case of Mr. McMahon) the Company entered into agreements with each of the named executive officers, as well as other designated individuals, to provide for certain benefits in the event the executive officer is terminated within three years following a change-in-control of the Company. During 2008 these agreements were amended and restated to meet the operational and documentary compliance requirements under Section 409A of the Internal Revenue Code. Under the agreement a “change-in-control” means any one of the following:

•	a merger or consolidation of the Company in which the Company’s shareholders end up owning less than 50% of the voting securities of the surviving entity;

•	the sale, transfer or other disposition of all or substantially all of the Company’s assets or the complete liquidation or dissolution of the Company;

•

a change in the composition of the Company’s Board of Directors over a two-year period as a result of which fewer than a majority of the directors are incumbent directors, as defined in the agreement; or

•	the acquisition or accumulation by any person or group, subject to certain limited exceptions, of at least 25% of the Company’s voting securities.

If the termination of the named executive officer’s employment occurs without cause or if the executive officer terminates his employment for good reason or for any reason within 30 days following the first anniversary of a change-in-control, the Company will pay the following benefits in one lump sum within ten business days:

•	the executive officer’s base salary through and including the date of termination and any accrued but unpaid annual incentive bonus;

•

an annual incentive bonus for the year in which the termination occurs in an amount equal to the highest annual incentive bonus paid to the executive during the last four completed fiscal years of the Company, prorated through the date of termination;

•	accrued and unpaid vacation pay;

•	unreimbursed business expenses;

•

three times (or two times in the case of a termination by the executive officer for any reason during the 30 day period following the first anniversary of a change-in-control) the executive officer’s annual base salary in effect immediately prior to the date of termination; and

•

three times (or two times in the case of a termination by the executive officer for any reason during the 30 day period following the first anniversary of a change-in-control) the highest annual incentive bonus paid to the executive officer during the last four completed fiscal years of the Company.

In addition, for a period of 24 months following the date on which the executive officer’s employment terminates, the Company will provide the same level of benefits and perquisites that the executive officer received at the time of termination or, if more favorable to the executive officer, at the time at which the change-in-control occurred. These benefits include tax-qualified and nonqualified savings plan benefits, medical insurance, disability income protection, life insurance coverage and death benefits. To the extent that the executive officer cannot participate in the plans previously available, the Company will provide such benefits on the same after-tax basis as if they had been available. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

The change-in-control agreements provide that if any excise tax applies to the benefit payable under the agreement, whether imposed by the Internal Revenue Code or by any taxing authority, the Company will reimburse the executive officer for any such excise taxes, plus any additional excise or income taxes resulting from that payment.

The change-in-control agreements had an initial term of three years (except for Mr. McMahon’s agreement, which had an initial term of one year) and are automatically extended for additional one-year periods unless either party notifies the other not later than the preceding January 1 that it does not wish to extend the term.

A current form of the amended and restated agreement is attached as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

C.	Retirement Programs

As noted above, the Company maintains five programs that provide retirement benefits: The First American Corporation 401(k) Savings Plan, The First American Corporation Pension Plan, The First American Corporation Pension Restoration Plan, the SERP and The First American Corporation Deferred Compensation Plan. The First American Corporation 401(k) Savings Plan is described above on pages 36-37. Explanation of the other four plans can be found in connection with the Pension Benefits and Deferred Compensation Plan tables in the “Executive Compensation” section.

D.	Payments due Upon Terminations and/or a Change-in-Control

Calculations and further explanation of the payments due the named executive officers upon termination of employment and/or a change-in-control are found under the portion of the “Executive Compensation” section of this document entitled “Potential Payments Upon Termination or Change-in-Control” commencing on page 19.

VIII.	Stock Ownership Guidelines and Hedging Policies

The Company has adopted neither stock ownership guidelines for executive officers nor any policies prohibiting executive officers from holding Company securities in a margin account or pledging Company securities as collateral for a loan.

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

Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and certain of the other most highly compensated officers. Exceptions are made for qualified performance-based compensation, among other things. RSUs granted to executive officers and performance units issued in 2007, 2008, and 2009 have been structured in a manner intended to qualify under this exception for performance-based compensation.

X.	Impact of Proposed Spin-off

In January 2008, the Company announced its intention to separate its financial services companies, consisting primarily of the FSG (“FinCo”), from its information solutions companies, which consist primarily of the ISG (“ISCo”).

It is presently anticipated that after the separation Messrs. McMahon and Sando will become full-time employees of ISCo and Messrs. Gilmore and Valdes, along with Mr. Piszel, will become full-time employees of FinCo. Messrs. McMahon and Gilmore are expected to become the chief executive officers of ISCo and FinCo, respectively. Mr. Kennedy will become the executive chairman of both companies.

In connection with the spinoff certain changes will be made to the outstanding performance units and equity compensation of the executive officers who hold such units and long-term incentives. With respect to the performance units, the determination of whether the net income target for 2009 is met will be made by adding together the net income of both entities.

It is anticipated that in connection with the separation options and RSUs will be exchanged or adjusted based on the percentage that the fair market value of the spun-off entity bears to the fair market value of the combined entity.

At this point in time, no determination has been made with respect to how Mr. Kennedy’s outstanding equity awards will be modified.

On July 31, 2008, the Company announced that it would delay the separation of the companies until there is greater stability in the Company’s markets and the outlook for those markets is clearer. Circumstances may arise prior to the date on which the spin-off occurs which may result in a change in the structure of the transaction, the treatment of performance units and equity compensation and other matters affected by or related to the spin-off.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Compensation Committee

Lewis W. Douglas, Jr., Chairman

George L. Argyros

Hon. William G. Davis

James L. Doti

Christopher V. Greetham

Thomas C. O’Brien

Herbert B. Tasker

Compensation Committee Interlocks and Insider Participation

Through April of 2008, the Compensation Committee of the Board consisted of Messrs. Douglas, Argyros, Davis and Doti, as well as Gary J. Beban, who retired from the Board. Beginning in April 2008 and through the remainder of the year, the Compensation Committee consisted of Messrs. Douglas, Argyros, Davis, Doti, Greetham, O’Brien and Tasker. Each member was a non-employee director and there are no compensation committee interlocks involving any of the members of the Compensation Committee.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)($)	All Other Compensation ($)	Total ($)
D.P. Kennedy (2)	0	0	0	0
George L. Argyros	128,000	49,998	0	177,998
Gary J. Beban (3)	42,795	0	0	42,795
Bruce S. Bennett	75,353	49,998	0	125,351
J. David Chatham (4)	179,000	49,998	74,427	303,425
Glenn C. Christenson	99,353	49,998	0	149,351
Hon. William G. Davis (5)	140,000	49,998	49,098	239,096
James L. Doti	100,000	49,998	0	149,998
Lewis W. Douglas, Jr.	134,000	49,998	0	183,998
Christopher V. Greetham	69,353	49,998	0	119,351
Thomas C. O’Brien	75,353	49,998	0	125,351
Frank E. O’Bryan (6)	130,000	49,998	7,000	186,998
Roslyn B. Payne	65,000	49,998	0	114,998
D. Van Skilling (4)	184,000	74,170	105,946	364,116
Patrick F. Stone	99,353	49,998	0	149,351
Herbert B. Tasker	116,000	66,694	0	182,694
Virginia M. Ueberroth	98,000	49,998	0	147,998
Mary Lee Widener	88,000	66,694	0	154,694

(1)	Amounts shown reflect the dollar value recognized, before forfeiture assumptions, by the Company for financial statement reporting purposes in accordance with SFAS 123R, for the fiscal year ended December 31, 2008, for an award to each director of 1,707 RSUs made on June 20, 2008, whose grant date fair value of the equity award computed in accordance with SFAS 123R, was $49,998. The Company did not award options to its directors in 2008.

The aggregate numbers of stock options and RSUs of the Company held by each non-employee director as of December 31, 2008 were as follows:

Name	Stock Options (#)	Restricted Stock Units (#)
George L. Argyros	5,000	2,471
Bruce S. Bennett	0	1,741
J. David Chatham (7)	11,750	2,471
Glenn C. Christenson	0	1,741
Hon. William G. Davis	5,000	2,471
James L. Doti	5,000	2,471
Lewis W. Douglas, Jr.	11,750	2,471
Christopher V. Greetham	0	1,741
Thomas C. O’Brien	0	1,741
Frank E. O’Bryan	11,750	2,471
Roslyn B. Payne	11,750	2,471
D. Van Skilling (7)	11,750	2,471
Patrick F. Stone	0	1,741
Herbert B. Tasker	5,000	2,471
Virginia M. Ueberroth	5,000	2,471
Mary Lee Widener	0	2,471

(2)	Mr. D.P. Kennedy, who retired from the Board in April 2008, elected to forego director compensation in 2008.

(3)	Mr. Beban retired from the Board in April 2008.

(4)	Messrs. Chatham and Skilling each received from First Advantage Corporation RSU awards during 2008 in the amount of $36,071 in connection with their service on the First Advantage Corporation board of directors. “All Other Compensation” also reflects the FAS 123R fair value, amortized over the vesting period, of First Advantage Corporation option awards to Messrs. Chatham and Skilling in previous years for board service at First Advantage Corporation. First Advantage utilized a lattice option pricing model in 2006 with the following assumptions: expected volatility (30%), risk free average interest rate (4.56%-4.81%), and expected term (5 years). Prior to 2006, First Advantage utilized a Black-Scholes methodology with the following assumptions: for 2005, volatility (25%), term (6 years), risk free rate (4.52%); for 2004, volatility (34%), term (9 years), risk free rate (4.13%); and for 2003, volatility (34%), term (9 years), risk free rate (3.24%). All years assumed a 0% dividend yield.

(5)	Mr. Davis also received 60,000 Canadian dollars for service on the board of directors of FCT Insurance Company Ltd., a Canadian subsidiary of the Company (converted using the Interbank rate as of December 31, 2008, of 0.81830 Canadian dollars to 1 US dollar).

(6)	Mr. O’Bryan received an additional $7,000 for serving on the board of directors of First American Trust F.S.B., a wholly-owned subsidiary of the Company.

(7)	As of December 31, 2008, Mr. Chatham also held 12,500 stock options and 5,059 RSUs of First Advantage Corporation and Mr. Skilling also held 7,500 stock options and 5,059 RSUs of First Advantage Corporation.

For 2008 the compensation of non-employee directors consisted of several components. The Board of Directors determined in February 2008 that the annual retainer for each non-employee director should be reduced from $60,000 (the amount paid in 2007) to $54,000. The fee paid for attending each Board and committee meeting was $2,000. The annual compensation of the chair of the Audit Committee was $25,000, and the annual compensation for each of the chairs of the Nominating and Corporate Governance Committee and the Compensation Committee was $10,000. The lead independent director of the Company received $10,000.

Directors may also receive additional compensation for serving on the board of directors of certain of the Company’s subsidiaries (payments are described in footnotes 4 through 6 to the table above).

In addition to cash compensation, on June 20, 2008 the Company granted to each non-management director $50,000 worth of RSUs, which vest over three years, subject to accelerated vesting at retirement for any director with at least ten years of cumulative service on the Board.

In December 2008 the Board of Directors determined that the annual cash retainer for 2009 should be decreased by 10% to $48,600 and that the annual RSU grant be increased by the same amount to $55,400. The cash retainer for 2009 will be paid at the final Board meeting for 2009 and paid pro rata to any directors retiring during 2009. The RSU grant for 2009 was issued on the second business day following the filing of the Company’s 10-K.

The Board has established a stock ownership guideline for directors whereby directors are expected to own at least five times their base annual retainer in Company common stock. Restricted stock and RSUs issued to directors are included for purposes of meeting the guideline. Current directors have five years to satisfy the guideline. Directors elected to the Board in the future will have five years from commencement of their service to satisfy the guideline.

Mr. D.P. Kennedy, who retired as an officer of the Company on June 30, 2003, and retired as a director on April 10, 2008, elected to receive none of the fees that would typically be paid to a non-employee director. During 2008, Mr. D.P. Kennedy also received compensation attributable to his prior service as an officer of the Company, including $146,223 in distributions from the Pension Plan and Pension Restoration Plan, which were required to be made under provisions of the federal tax laws, and $40,589 distributed from his account in the 401(k) Savings Plan attributable to contributions made by the Company and its participating subsidiaries in years during which Mr. D.P. Kennedy was an officer of the Company. These distributions were similarly required to be made under provisions of the federal tax laws. In addition, during 2008, Mr. D.P. Kennedy received $108,936 pursuant to the Executive Supplemental Benefit Plan. Since his retirement as an officer of the Company on June 30, 2003, Mr. D.P. Kennedy has been rendering services to the Company and its subsidiaries in the capacity of a consultant, and received $375,000 for such services during 2005. Although the consulting arrangement terminated on December 31, 2005, Mr. D.P. Kennedy has continued as an informal advisor to the Company and continues to receive office space and administrative assistance from the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists as of April 9, 2009, the persons or groups of shareholders who are known to the Company to be the beneficial owners of 5% or more of the Company’s common shares. This information was gathered from the filings made by such owners with the SEC or from informal sources. This table does not include shares beneficially owned by the Company’s directors and officers and entities controlled by them. See the table entitled “Security Ownership of Management” below for that information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Fidelity Management Trust Company	6,847,923 (1)	7.3%
Highfields Capital Management LP	8,787,879 (2)	9.4%

(1)

The shares set forth in the table are held as of April 9, 2009 by Fidelity Management Trust Company as trustee pursuant to The First American Corporation 401(k) Savings Plan. The investment options available to participants in the plan include a “Company Stock Fund,” which invests in Company common shares, as well as amounts previously held under the Company’s Employee Profit Sharing and Stock Ownership Plan (“ESOP”), which has been merged into the 401(k) Savings Plan. Thus, the table reflects the ESOP accounts as well as accounts in the Company Stock Fund. The governing documents require the trustee to vote the shares as directed by the plan participants for whose benefit the shares are held. The transfer agent will tabulate the voting directions of all participants who wish to provide such directions to Fidelity. Neither the transfer agent nor Fidelity will provide the individual or aggregate participant voting directions to the Company, unless otherwise required by law. Shares for which no direction is received by the trustee from the participants are voted in the same proportion as are the shares for which directions are received. The trustee’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

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

Security Ownership of Management

The First American Corporation

The following table sets forth, as of April 9, 2009, the total number of the Company’s common shares beneficially owned and the percentage of the outstanding shares so owned by:

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

Shareholders	Number of Common shares	Percent if greater than 1%
Current Directors
George L. Argyros (1)	1,106,434	1.2%
Bruce S. Bennett	5,600	—
J. David Chatham	33,692	—
Glenn C. Christenson	39,000	—
Hon. William G. Davis	6,171	—
James L. Doti	19,100	—
Lewis W. Douglas, Jr.	38,581	—
Christopher V. Greetham	14,000	—
Parker S. Kennedy (2)	3,316,918	3.5%
Thomas C. O’Brien	2,500	—
Frank E. O’Bryan (3)	42,941	—
Roslyn B. Payne (4)	81,766	—
John W. Peace	—	—
D. Van Skilling (5)	34,108	—
Patrick F. Stone	10,000	—
Herbert B. Tasker	18,951	—
Virginia M. Ueberroth (6)	110,721	—
Mary Lee Widener	921	—

Named executive officers who are not directors
Dennis J. Gilmore	243,899	—
Frank V. McMahon	236,013	—
Barry M. Sando	217,100	—
Max O. Valdes	15,661	—

All directors, named executive officers and other executive officers as a group (26 persons)	5,773,168	6.1%

The shares set forth in the table above include shares that the following individuals have the right to acquire within 60 days in the amounts set forth below:

Individuals	Shares
George L. Argyros	5,000
J. David Chatham	5,000
Hon. William G. Davis	5,000
James L. Doti	5,000
Lewis W. Douglas, Jr.	11,750
Parker S. Kennedy	392,000
Frank E. O’Bryan	11,750
Roslyn B. Payne	5,000
D. Van Skilling	5,000
Herbert B. Tasker	5,000
Virginia M. Ueberroth	5,000
Dennis J. Gilmore	218,000
Frank V. McMahon	180,000
Barry M. Sando	204,000
Max O. Valdes	12,000

(1)	Includes 235,534 shares held in the Argyros Family Trust, for the benefit of Mr. Argyros and his family members and over which Mr. Argyros has voting and dispositive power; 3,400 shares held by Mr. Argyros as trustee, with investment power over such securities, of a trust for the benefit of a family member; 125 shares held in a Uniform Transfers to Minors Act custodial account for which Mr. Argyros serves as the custodian; 7,513 shares held by a trust for which Mr. Argyros is not a trustee, over which Mr. Argyros may be deemed to have investment power; 720,041 shares are held by a nonprofit corporation whose six-member board of directors includes Mr. Argyros and his wife, which board directs the voting and disposition of such shares; 18,800 shares held by another nonprofit corporation with a five-member board, including Mr. Argyros, having similar voting and dispositive power; and an aggregate of 114,700 shares held by two companies of which Mr. Argyros is the sole shareholder, chief executive officer and a director. Mr. Argyros disclaims beneficial ownership of all shares included in the table which are held by a nonprofit corporation or by a trust for which Mr. Argyros is not the beneficiary.

(2)	Of the shares credited to Parker S. Kennedy, chairman of the board and chief executive officer of the Company, 17,317 shares are held directly and 2,896,086 shares are held by Kennedy Enterprises, L.P., a California limited partnership of which Mr. Kennedy is the sole general partner. The limited partnership agreement pursuant to which the partnership was formed provides that the general partner has all powers of a general partner as provided in the California Uniform Limited Partnership Act, including the power to vote securities held by the partnership, provided that the general partner is not permitted to cause the partnership to sell, exchange or hypothecate any of its shares of stock of the Company without the prior written consent of all of the limited partners. Of the shares held by the partnership, 463,799 are allocated to the capital accounts of Mr. Kennedy. The balance of the shares held by the partnership is allocated to the capital accounts of the other limited partners, who are relatives of Mr. Kennedy. Except to the extent of his voting power over the shares allocated to the capital accounts of the limited partners, Mr. Kennedy disclaims beneficial ownership of all shares held by the partnership other than those allocated to his own capital accounts.

(3)	Of the shares held by Mr. O’Bryan, 30,825 are pledged as security.

(4)	Includes 7,500 shares held by a nonprofit corporation for which Ms. Payne and her spouse serve as officers and directors. In her capacity as an officer of that corporation, Ms. Payne has the power, as do certain other officers, to direct the voting and disposition of the shares.

(5)

Includes 2,365 shares held by a nonprofit corporation for which Mr. Skilling serves as a director and officer. In his capacity as an officer, Mr. Skilling has the power, acting alone, to direct the voting and disposition of the shares. Also includes 2,698 shares held in three trusts for which Mr. Skilling serves as the trustee. In this position, Mr. Skilling has the power to direct the voting and disposition of the shares.

(6)	Includes 5,000 shares held by a nonprofit corporation of which Ms. Ueberroth is an officer and whose six-member board of directors is composed of Ms. Ueberroth and her husband and children. In her capacity as an officer of that corporation, Ms. Ueberroth has the power, as do certain other officers, to direct the voting and disposition of the shares. Ms. Ueberroth disclaims beneficial ownership of these shares.

First Advantage Corporation

The following table sets forth, as of April 9, 2009, the total number of shares of Class A common stock of the Company’s subsidiary, First Advantage Corporation, beneficially owned and the percentage of the outstanding shares so owned by:

•	each director of the Company;

•	each named executive officer of the Company; and

•	all directors and executive officers of the Company as a group.

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

Shareholders	Number of shares of Class A common stock	Percent if greater than 1%
Current Directors
George L. Argyros	—	—
Bruce S. Bennett	—	—
J. David Chatham	16,944	—
Glenn C. Christenson	—	—
Hon. William G. Davis	—	—
James L. Doti	—	—
Lewis W. Douglas, Jr.	—	—
Christopher V. Greetham	—	—
Parker S. Kennedy (1)	39,346	—
Thomas C. O’Brien	—	—
Frank E. O’Bryan	—	—
Roslyn B. Payne	—	—
John W. Peace	—	—
D. Van Skilling	20,444	—
Patrick F. Stone	—	—
Herbert B. Tasker	50	—
Virginia M. Ueberroth	—	—
Mary Lee Widener	—	—

Named executive officers who are not directors
Dennis J. Gilmore	—	—
Frank V. McMahon (1)	10,846	—
Barry M. Sando	1,000	—
Max O. Valdes	—	—

All directors, named executive officers and other executive officers as a group (26 persons)	581,009	4.8%

The shares set forth in the table above include shares that the following individuals have the right to acquire within 60 days in the amounts set forth below:

Individuals	Shares
J. David Chatham	15,444
Parker S. Kennedy	15,444
D. Van Skilling	15,444
Frank V. McMahon	10,444

(1)	Messrs. Kennedy and McMahon have agreed to remit to the Company any after-tax benefit of equity-based grants awarded to them in connection with their service on the First Advantage Corporation board of directors.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Transactions with Management and Others

On February 27, 2006, the Company loaned $7,500,000 to NHSA JPS LLC (“NHSA”), a Delaware limited liability company affiliated with Neighborhood Housing Services of America, Inc., of which Ms. Widener is president and chief executive officer, pursuant to the terms and conditions of a loan agreement between the Company and NHSA. The loan bears interest at a rate of 2% per year, and matures in 2016. On November 3, 2006, the loan amount was increased to $9,500,000. During 2008, interest payments totaled $190,000. No principal payments have been due or made and the outstanding loan balance is $9,500,000. The loan agreement provides that a portion of the loan proceeds is to be used as a loan loss reserve for two loan pools collectively known as the “Anthem Loan Pools,” and a portion is to be used as working capital for operation of the “Anthem Project.” The Anthem Project involves a loan underwriting and funding program administered by NHSA that is designed to make prime grade home loans with prime grade pricing and mortgage insurance available to emerging markets borrowers who are rated as creditworthy through use of the Company’s proprietary Anthem credit scoring system as a guide in the loan approval process. The loan is secured by a Collateral Trust Agreement between the Company, NHSA and Union Bank of California, N.A., as trustee, whereby, in the event of a default by NHSA in the performance of obligations specified in the loan agreement or the related promissory note or the Collateral Trust Agreement, interest or other income accruing from certain home loan proceeds and investments of the Anthem Project would be applied toward payment of outstanding amounts due from NHSA to the Company under the promissory note and above-mentioned agreements, after payment of collection and other costs, including the fees and expenses of the trustee.

The Board of directors has adopted a written policy regarding related party transactions, which generally prohibits transactions between the Company and/or its affiliates, on the one hand, and the Company’s directors, officers (or officers of affiliates) or shareholders holding in excess of 5% of the Company’s common shares, on the other hand, without prior approval. The approving body may be either the Board or the Nominating and Corporate Governance Committee, or, if the proposed transaction involves $1,000,000 or less and it is impractical to seek the approval of the Board or that committee, then the chairman of the Nominating and Corporate Governance Committee may review and pre-approve of the transaction (or the chairman of the Audit Committee if the chairman of the Nominating and Corporate Governance Committee is a party to the transaction). The policy prohibits directors of the Company from entering into any transaction with the Company or any of its affiliates outside of the ordinary course of business, except for transactions previously approved by the Board and in effect on the date the policy took effect.

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

Since January 1, 2008, Highfields Capital Management LP purchased approximately $616,000 of data and analytic products and title search services from the Company. Such purchases occurred on an arms-length basis.

Independence of Directors

The Board has affirmatively determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, as well as each other member of the Board, except Parker S. Kennedy, John W. Peace and Mary Lee Widener (who are not independent), is “independent” as that term is defined in the corporate governance rules of the New York Stock Exchange for listed companies, and that each member of the Audit Committee is independent under the additional standards applicable to that committee. In making these determinations, the Board considered the following relationships between directors and the Company: Mr. Argyros and Ms. Payne are affiliated with entities that do business with the Company in the ordinary course from time to time; Mr. Davis is of counsel to a Canadian law firm that has been retained by the Company from time to time, but that did not provide any services to the Company during 2008; and each of Messrs. Argyros, Doti and O’Bryan and Ms. Ueberroth is affiliated with a nonprofit organization to which the Company and/or its management has made donations from time to time. Each of the relationships above, while considered by the Board, falls within the Company’s categorical independence standards contained in the Board’s corporate governance guidelines, which are available on the corporate governance section of the Company’s Web site at www.firstam.com. In addition to the relationships described above, Mr. O’Bryan continues to occupy space within the building housing the Company’s principal office, for which he continues to pay the Company rent at a market rate.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal independent registered public accounting firm in the four categories of service set forth in the table below are as follows:

Aggregate fees billed in year	2008		2007
Audit Fees	$9,289,346	(1)	$9,211,190	(2)
Audit-Related Fees (3)	797,268		561,790
Tax Fees (4)	1,268,570	(1)	713,728
All Other Fees (5)	21,692		79,454

(1)	Includes transaction-related fees.

(2)	Includes the majority of the fees incurred in connection with the review of the Company’s prior stock option granting practices.

(3)	These fees were incurred primarily for employee benefit plan audits, procedures performed for SAS70 reports, and due diligence.

(4)	These fees were incurred for tax advice, compliance and planning.

(5)	These fees were incurred primarily for services related to commissions systems advice, software licensing and structuring of subsidiaries.

Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor

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

THE FIRST AMERICAN CORPORATION (Registrant)

Date: April 24, 2009	By:	/S/ PARKER S. KENNEDY
Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2009	By:	/S/ ANTHONY S. PISZEL
Anthony S. Piszel Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	April 24, 2009

/s/ ANTHONY S. PISZEL Anthony S. Piszel	Chief Financial Officer (Principal Financial Officer)	April 24, 2009

/s/ MAX O. VALDES Max O. Valdes	Chief Accounting Officer (Principal Accounting Officer)	April 24, 2009

/s/ GEORGE L. ARGYROS George L. Argyros	Director	April 24, 2009

Bruce S. Bennett	Director

/s/ J. DAVID CHATHAM J. David Chatham	Director	April 24, 2009

/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Director	April 24, 2009

/s/ WILLIAM G. DAVIS William G. Davis	Director	April 24, 2009

/s/ JAMES L. DOTI James L. Doti	Director	April 24, 2009

Signature	Title	Date

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	April 24, 2009

/s/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director	April 24, 2009

/s/ THOMAS C. O’BRIEN Thomas C. O’Brien	Director	April 24, 2009

/s/ FRANK O’BRYAN Frank O’Bryan	Director	April 24, 2009

/s/ ROSLYN B. PAYNE Roslyn B. Payne	Director	April 24, 2009

John W. Peace	Director

/s/ D. VAN SKILLING D. Van Skilling	Director	April 24, 2009

/s/ PATRICK F. STONE Patrick F. Stone	Director	April 24, 2009

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	April 24, 2009

/s/ VIRGINIA UEBERROTH Virginia Ueberroth	Director	April 24, 2009

/s/ MARY LEE WIDENER Mary Lee Widener	Director	April 24, 2009