Form 10-Q
period 2009-03-31
FIRST AMERICAN CORP
filed 2009-05-04
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

On April 27, 2009, there were 93,225,532 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE IMPACT OF THE ADOPTION OF RECENT OR PENDING ACCOUNTING PRONOUNCEMENTS;

•	THE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION ANNOUNCED JANUARY 15, 2008 AND THE TIMING, FORM AND TAX FREE NATURE THEREOF;

•	LIABILITY FOR THE DISPOSITION OF ESCROW AND TRUST DEPOSITS;

•	THE EFFECT OF CURRENT MARKET VOLATILITY ON GOODWILL;

•	ESTIMATED AMORTIZATION EXPENSE FOR CERTAIN FINITE-LIVED INTANGIBLE ASSETS;

•	FUTURE COMPANY CONTRIBUTIONS TO ITS PENSION PLAN;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	CHANGES IN UNRECOGNIZED TAX POSITIONS;

•	THE EFFECT OF CHANGES TO STATE TAX LAWS;

•

THE EFFECTS OF THE UNCERTAINTY IN THE REAL ESTATE AND MORTGAGE MARKETS, INCLUDING THE IMPACT ON THE COMPANY’S REVENUES, CLAIMS, EARNINGS, LIQUIDITY, LINES OF BUSINESS, CUSTOMERS AND DEMAND FOR THE COMPANY’S PRODUCTS AND SERVICES;

•	THE COMPANY’S COST CONTROL INITIATIVES, BRAND STRATEGY, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE AND SALES EFFORTS AND THE EFFECTS THEREOF;

•	THE NON-RECURRENCE OF INCREASES IN CLAIMS ASSOCIATED WITH THE COMPANY’S TAX SERVICE OUTSOURCING BUSINESS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	FUTURE PAYMENT OF DIVIDENDS; AND

•	POTENTIAL WRITE-DOWNS OF THE COMPANY’S INVESTMENTS AND THE EFFECTS THEREOF;

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

•	CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS;

•	CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE COMPANY’S PENSION PLAN; AND

•	OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, AS UPDATED HEREIN.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$934,080	$934,945

Accounts and accrued income receivable, net	509,514	558,946

Income tax receivable	49,163	61,678

Investments:
Deposits with savings and loan associations and banks	206,516	182,117
Debt securities	1,670,593	1,718,320
Equity securities	104,618	110,126
Other long-term investments	383,777	371,157

	2,365,504	2,381,720

Loans receivable, net	154,287	151,692

Property and equipment, net	638,018	665,305

Title plants and other indexes	688,261	685,090

Deferred income taxes	148,160	149,473

Goodwill	2,607,279	2,594,738

Other intangible assets, net	286,670	298,411

Other assets	247,995	248,057

	$8,628,931	$8,730,055

Liabilities and Equity
Demand deposits	$1,358,196	$1,298,221
Accounts payable and accrued liabilities	873,081	994,093
Deferred revenue	702,644	728,844
Reserve for known and incurred but not reported claims	1,316,533	1,355,392
Notes and contracts payable	862,796	868,274
Deferrable interest subordinated notes	100,000	100,000

	5,213,250	5,344,824

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—93,190 and 92,963 shares	93,190	92,963
Additional paid-in capital	811,521	801,228
Retained earnings	2,115,544	2,099,654
Accumulated other comprehensive loss	(297,324)	(290,615)

The First American Corporation (“FAC”) stockholders’ equity	2,722,931	2,703,230
Noncontrolling interests	692,750	682,001

Total equity	3,415,681	3,385,231

	$8,628,931	$8,730,055

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues
Operating revenues	$1,319,169	$1,595,269
Investment and other income	57,613	69,732
Net realized investment gains (losses)	1,030	(5,876)

	1,377,812	1,659,125

Expenses
Salaries and other personnel costs	462,860	577,614
Premiums retained by agents	239,559	364,051
Other operating expenses	427,130	449,640
Provision for policy losses and other claims	89,391	107,099
Depreciation and amortization	52,002	57,523
Premium taxes	7,766	12,016
Interest	16,091	21,608

	1,294,799	1,589,551

Income before income taxes	83,013	69,574
Income taxes provision	28,055	22,117

Net income	54,958	47,457
Less: Net income attributable to noncontrolling interests	18,933	18,139

Net income attributable to FAC	$36,025	$29,318

Net income attributable to FAC stockholders (Note 7):
Basic	$0.39	$0.32

Diluted	$0.38	$0.32

Cash dividends per share	$0.22	$0.22

Weighted-average number of shares (Note 7):
Basic	93,022	92,000

Diluted	93,695	92,725

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net income	$54,958	$47,457

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	624	(27,326)
Unrealized loss on securities for which credit-related portion was recognized in net realized investment gains (losses)	(4,720)	—
Foreign currency translation adjustments	(4,577)	744
Minimum pension liability adjustment	3,607	2,083

Total other comprehensive (loss), net of tax	(5,066)	(24,499)

Comprehensive income	49,892	22,958
Less: Comprehensive income attributable to noncontrolling interests	20,576	13,069

Comprehensive income attributable to FAC	$29,316	$9,889

See notes to condensed consolidated financial statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$54,958	$47,457
Adjustments to reconcile net income to cash provided by (used for) operating activities-
Provision for policy losses and other claims	89,391	107,099
Depreciation and amortization	52,002	57,523
Share-based compensation	11,292	7,739
Net realized investment (gains) losses	(1,030)	5,876
Equity in earnings of affiliates	(21,112)	(15,263)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, including assets acquired, net of recoveries	(128,250)	(117,589)
Net change in income tax accounts	14,287	(63,467)
Decrease (increase) in accounts and accrued income receivable	49,433	(83,764)
Decrease in accounts payable and accrued liabilities	(109,604)	(80,254)
Decrease in deferred revenue	(26,200)	(19,960)
Other, net	(3,454)	329

Cash used for operating activities	(18,287)	(154,274)

Cash flows from investing activities:
Net cash effect of company acquisitions	(20,485)	(76,107)
Purchase of subsidiary shares from noncontrolling interests	(7,997)	—
Sale of subsidiary shares to noncontrolling interest	778	—
Net increase in deposits with banks	(24,399)	(178,302)
Net increase in loans receivable	(2,595)	(2,398)
Purchases of debt and equity securities	(91,620)	(169,634)
Proceeds from sales of debt and equity securities	75,610	93,543
Proceeds from maturities of debt securities	60,299	60,883
Net decrease in other long-term investments	9,632	20,001
Capital expenditures	(18,770)	(43,832)
Purchases of capitalized data	(6,094)	(5,914)
Proceeds from sale of property and equipment	8,611	1,642

Cash used for investing activities	(17,030)	(300,118)

Cash flows from financing activities:
Net change in demand deposits	59,975	237,478
Proceeds from issuance of debt	45,006	125,102
Repayment of debt	(50,160)	(119,740)
Proceeds from exercise of stock options	1,318	4,901
Proceeds from the issuance of stock to employee benefit plans	1,289	2,405
Contributions from noncontrolling interests	891	—
Distributions to noncontrolling interests	(3,499)	(8,439)
Excess tax benefits from share-based compensation	84	—
Cash dividends	(20,452)	(20,204)

Cash provided by financing activities	34,452	221,503

Net decrease in cash and cash equivalents	(865)	(232,889)
Cash and cash equivalents—Beginning of period	934,945	1,162,569

Cash and cash equivalents—End of period	$934,080	$929,680

Supplemental information:
Cash paid during the quarter for:
Interest	$18,337	$3,945
Premium taxes	$10,454	$17,423
Income taxes	$12,162	$64,564
Noncash investing and financing activities:
Liabilities incurred in connection with Company acquisitions	$—	$950

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Equity

(in thousands)

(unaudited)

	First American Corporation Stockholders					Non- controlling interest	Total
	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2008	92,963	$92,963	$801,228	$2,099,654	$(290,615)	$682,001	$3,385,231
Net income for three months ended March 31, 2009				36,025		18,933	54,958
Dividends on common shares				(20,502)			(20,502)
Shares issued in connection with option, benefit and savings plans	227	227	1,071				1,298
Share-based compensation			9,030				9,030
Restricted stock unit dividend equivalents			192	(192)			—
Dividends paid deduction				559			559
Purchase of subsidiary shares from noncontrolling interest						(7,997)	(7,997)
Sale of subsidiary shares to noncontrolling interest						778	778
Contributions from noncontrolling interest						891	891
Distributions to noncontrolling interest						(3,499)	(3,499)
Other comprehensive loss					(6,709)	1,643	(5,066)

Balance at March 31, 2009	93,190	$93,190	$811,521	$2,115,544	$(297,324)	$692,750	$3,415,681

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

The Company has adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of FAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not apply SFAS 159 to any assets or liabilities and, therefore, the adoption had no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). Effective January 1, 2009, the Company adopted the provisions of SFAS 141(R). This statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The adoption of SFAS 141(R) had no impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-a”). The FASB carried forward the requirements in Statement of Financial Accounting Standards No. FAS 141, “Business Combinations” (“SFAS 141”), for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. FSP 141(R)-a had the same effective date as SFAS 141(R), and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of SFAS 141(R)-a had no impact on the consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The Company adopted the provisions of SFAS 160 effective January 1, 2009. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively. Except for the required presentation and disclosures, the adoption of SFAS 160 had no material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP 115-2 and FSP 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company has elected to adopt FSP 115-2 and FSP 124-2 in the first quarter of 2009. See further discussion in Note 4 on the impact of adoption.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company has elected to adopt FSP 157-4 in the first quarter of 2009. The adoption of FSP 157-4 had no material impact on the consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”) on Other-Than-Temporary Impairments (“OTTI”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5. M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 in the first quarter of 2009. SAB 111 did not have a material impact on the consolidated financial statements.

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

The transaction remains subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the SEC, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

Note 3 – Escrow and Trust Deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $4.8 billion and $3.8 billion at March 31, 2009 and December 31, 2008, respectively, of which $1.06 billion and $1.04 billion were held at the Company’s federal savings bank subsidiary and thrift company. The escrow deposits held at the bank and thrift company are included in the accompanying consolidated balance sheets, with $178.1 million included in cash and cash equivalents and $880.2 million included in debt and equity securities at March 31, 2009 and $135.2 million included in cash and cash equivalents and $909.3 million included in debt and equity securities at December 31, 2008, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust deposits totaled $2.5 billion and $3.4 billion at March 31, 2009 and December 31, 2008, respectively, and were held at the Company’s federal savings bank. Trust deposits, as well as escrow deposits held at third party financial institutions, are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 4 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
March 31, 2009
U.S. Treasury bonds	$39,525	$2,980	$(1)	$42,504
Municipal bonds	75,655	2,022	(1,029)	76,648
Foreign bonds	92,289	2,045	(45)	94,289
Governmental agency bonds	160,284	3,576	(445)	163,415
Governmental agency mortgage-backed and asset-backed securities	1,147,845	13,651	(19,719)	1,141,777
Non-agency mortgage-backed and asset-backed securities	133,042	—	(68,076)	64,966
Corporate debt securities	97,280	1,599	(11,885)	86,994

	$1,745,920	$25,873	$(101,200)	$1,670,593

December 31, 2008
U.S. Treasury bonds	$39,574	$3,436	$(4)	$43,006
Municipal bonds	80,136	1,610	(2,448)	79,298
Foreign bonds	97,371	3,300	(78)	100,593
Governmental agency bonds	128,403	3,448	(381)	131,470
Governmental agency mortgage-backed and asset-backed securities	1,196,381	9,233	(33,225)	1,172,389
Non-agency mortgage-backed and asset-backed securities	137,696	—	(52,188)	85,508
Corporate debt securities	114,208	1,643	(9,795)	106,056

	$1,793,769	$22,670	$(98,119)	$1,718,320

The cost and estimated fair value of investments in equity securities are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
March 31, 2009
Preferred stocks	$53,993	$34	$(23,758)	$30,269
Common stocks	89,452	6,992	(22,095)	74,349

	$143,445	$7,026	$(45,853)	$104,618

December 31, 2008
Preferred stocks	$52,056	$63	$(15,206)	$36,913
Common stocks	89,443	4,201	(20,431)	73,213

	$141,499	$4,264	$(35,637)	$110,126

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices. Sales of debt and equity securities resulted in realized gains of $1.9 million and $1.9 million and realized losses of $1.0 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company had the following gross unrealized losses as of March 31, 2009 and December 31, 2008:

	12 months or less		12 months or longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2009
Debt securities
U.S. Treasury bonds	$381	$(1)	$—	$—	$381	$(1)
Municipal bonds	8,884	(596)	7,618	(433)	16,502	(1,029)
Foreign bonds	8,358	(16)	15,692	(29)	24,050	(45)
Governmental agency bonds	15,791	(435)	590	(10)	16,381	(445)
Governmental agency mortgage-backed and asset-backed securities	297,974	(4,738)	396,742	(14,981)	694,716	(19,719)
Non-agency mortgage-backed and asset-backed securities	7,130	(1,002)	57,837	(67,074)	64,967	(68,076)
Corporate debt securities	45,588	(5,650)	17,451	(6,235)	63,039	(11,885)

Total debt securities	384,106	(12,438)	495,930	(88,762)	880,036	(101,200)
Equity securities	41,214	(22,887)	21,774	(22,966)	62,988	(45,853)

Total	$425,320	$(35,325)	$517,704	$(111,728)	$943,024	$(147,053)

December 31, 2008
Debt securities
U.S. Treasury bonds	$246	$(4)	$—	$—	$246	$(4)
Municipal bonds	1,149	(8)	20,550	(2,440)	21,699	(2,448)
Foreign bonds	2,798	(1)	6,329	(77)	9,127	(78)
Governmental agency bonds	13,099	(75)	296	(306)	13,395	(381)
Governmental agency mortgage-backed and asset-backed securities	361,154	(10,854)	399,210	(22,371)	760,364	(33,225)
Non-agency mortgage-backed and asset-backed securities	29,263	(19,800)	56,246	(32,388)	85,509	(52,188)
Corporate debt securities	13,568	(1,029)	61,078	(8,766)	74,646	(9,795)

Total debt securities	421,277	(31,771)	543,709	(66,348)	964,986	(98,119)
Equity securities	37,915	(16,248)	23,096	(19,389)	61,011	(35,637)

Total	$459,192	$(48,019)	$566,805	$(85,737)	$1,025,997	$(133,756)

The current disruptions in the capital and credit markets have resulted in extreme volatility and disruption in the financial markets. These and other factors including the tightening of credit markets, failures of significant financial institutions, uncertainty regarding the effectiveness of governmental solutions, and a general slowdown in economic activity are contributing to decreases in the fair value of the investment portfolio as of March 31, 2009. It is possible that the Company could recognize impairment losses on some securities it owns at March 31, 2009 if future events or information cause the Company to determine that a decline in value is other-than-temporary.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. This pricing service is a leading provider of financial market data, analytics and related services to financial institutions. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, foreign government bonds, and municipal bonds. When the value from an independent pricing service is utilized, management obtains an understanding of the valuation models and assumptions utilized by the service and has processes in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. The Company’s non-agency mortgage-backed and asset-backed securities consist of senior tranches of securitizations and the underlying borrowers are substantially all prime. At March 31, 2009, the Company performed a cash flow analysis of those securities using assumptions which management believes reasonable as to housing prices and default rates. The cash flow analysis was stress-tested for various increases in the frequency and severity of losses. The analysis indicates that all contractual amounts should be collected given this securities portfolio.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at March 31, 2009 and December 31, 2008. These securities were classified as Level 2 at March 31, 2009 and December 31, 2008 because the valuation models use observable market inputs in addition to traded prices.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, classified using the SFAS 157 valuation hierarchy:

(in thousands)	Carrying Balance as of March 31, 2009	Level 1	Level 2
Debt securities
U.S. Treasury bonds	$42,504	$—	$42,504
Municipal bonds	76,648	—	76,648
Foreign bonds	94,289	—	94,289
Governmental agency bonds	163,415	—	163,415
Governmental agency mortgage-backed and asset-backed securities	1,141,777	—	1,141,777
Non-agency mortgage-backed and asset-backed securities	64,966	—	64,966
Corporate debt securities	86,994	—	86,994

	1,670,593	—	1,670,593

Equity securities
Preferred stocks	30,269	30,269	—
Common stocks	74,349	74,349	—

	104,618	104,618	—

	$1,775,211	$104,618	$1,670,593

(in thousands)	Carrying Balance as of December 31, 2008	Level 1	Level 2
Debt securities
U.S. Treasury bonds	$43,006	$—	$43,006
Municipal bonds	79,298	—	79,298
Foreign bonds	100,593	—	100,593
Governmental agency bonds	131,470	—	131,470
Governmental agency mortgage-backed and asset-backed securities	1,172,389	—	1,172,389
Non-agency mortgage-backed and asset-backed securities	85,508	—	85,508
Corporate debt securities	106,056	—	106,056

	1,718,320	—	1,718,320

Equity securities
Preferred stocks	36,913	36,913	—
Common stocks	73,213	73,213	—

	110,126	110,126	—

	$1,828,446	$110,126	$1,718,320

The Company had no securities at March 31, 2009 and December 31, 2008 that were valued at Level 3 of the valuation hierarchy.

In the first quarter, the Company adopted the provisions of FSP 115-2 and FSP 124-2 and assessed the unrealized losses in its portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities portfolios. In determining whether a credit loss existed, the Company estimated the present value of cash flows expected to be collected from the non-agency mortgage and asset-backed securities. The discounted cash flow analysis calculated the fair value of the securities using cash flow valuation models. The inputs into the model were developed using management’s expectations of the future performance of the underlying collateral (including, but not limited to, prepayments, defaults, and loss severity assumptions). In developing these expectations, management utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and the Company’s securities data and market analytic tools. The expected cash flows were discounted using the effective yield to maturity implicit in the securities at the valuation date. Based on management’s current assessment of the performance of these securities and other economic factors, management has recognized $2.4 million of losses associated with these securities in the current quarter, which amount relates to estimated credit losses on the securities. Unrealized losses of $40.8 million related to these securities are included in accumulated other comprehensive loss at March 31, 2009. For discussion of the methodology previously utilized to evaluate debt securities refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

When, in the opinion of management, a decline in the fair value of an equity security is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities (including estimates of prepayments and credit losses and sensitivity analysis of those estimates), company-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

The following table presents the change in other-than-temporary credit related impairment charges on fixed maturity securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss:

(in thousands)
Credit related impairments on fixed maturity securities as of December 31, 2008	$—
Credit related impairments not previously recognized	2,422

Credit related impairments on fixed maturity securities as of March 31, 2009	$2,422

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2009, is as follows:

(in thousands)	Balance as of December 31, 2008	Dispositions	Other/ post acquisition adjustments	Balance as of March 31, 2009
Financial Services:
Title Insurance and Services	$700,204	$(6,317)	$(1,335)	$692,552
Specialty Insurance	44,490	—	—	44,490
Information Solutions:
Information and Outsourcing Solutions	649,605	—	2,000	651,605
Data and Analytic Solutions	451,626	—	—	451,626
Risk Mitigation and Business Solutions	748,813	—	18,193	767,006

	$2,594,738	$(6,317)	$18,858	$2,607,279

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

In accordance with SFAS 142 and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Impairment analyses were not performed in the first quarter of 2009 or in any interim period in 2008 other than the fourth quarter as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Covenants not to compete	$58,027	$59,884
Customer lists	359,549	359,805
Trademarks and licenses	61,685	61,679

	479,261	481,368
Accumulated amortization	(192,591)	(182,957)

	$286,670	$298,411

Amortization expense for other finite-lived intangible assets, with definite lives ranging from two to twenty years, was $11.5 million, and $12.4 million for the three months ended March 31, 2009 and 2008, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2009	$39,486
2010	$42,161
2011	$38,204
2012	$35,176
2013	$31,547
2014	$18,512

Note 7 – Earnings Per Share

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Numerator for basic net income per share:
Net income attributable to The First American Corporation	$36,025	$29,318
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	—	11
Subsidiary potential dilutive shares	(4)	(13)

Numerator for diluted net income per share	$36,021	$29,316

Denominator for basic net income per share:
Weighted-average shares	93,022	92,000
Effect of dilutive securities:
Employee stock options and restricted stock units	673	689
Convertible debt	—	36

Denominator for diluted net income per share	93,695	92,725

Basic net income per share	$0.39	$0.32

Diluted net income per share	$0.38	$0.32

For the three months ended March 31, 2009 and 2008, respectively, 2.5 million and 1.5 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 8 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Expense:
Service cost	$1,497	$1,900
Interest cost	8,483	8,425
Expected return on plan assets	(4,875)	(6,229)
Amortization of prior service credit	(323)	(323)
Amortization of net loss	5,872	3,527

	$10,654	$7,300

The Company contributed $4.0 million to its pension plans in the three months ended March 31, 2009, and expects to contribute an additional $19.2 million during the remainder of 2009. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 9 – Share-Based Compensation

The Company currently utilizes restricted stock units (RSUs) as its share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. RSUs receive dividend RSUs having the same vesting requirements as the RSUs initially granted.

The following table sets forth the share-based compensation expense recognized for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Stock options	$456	$508
Restricted stock units	8,347	4,133
Employee stock purchase plan	227	424

	$9,030	$5,065

In addition to the share-based compensation above, the Company’s consolidated financial statements include $2.2 million and $2.7 million share-based compensation related to the Company’s publicly traded subsidiary, First Advantage Corporation and the Company’s subsidiary, First American CoreLogic Holdings, Inc., for the three months ended March 31, 2009 and 2008, respectively.

RSU activity for the three months ended March 31, 2009, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Restricted stock units unvested at December 31, 2008	981	$37.32
Granted during 2009	800	$25.30
Vested during 2009	179	$39.56
Forfeited during 2009	5	$36.49

Restricted stock units unvested at March 31, 2009	1,597	$31.03

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2008	3,050	$30.59
Exercised during 2009	51	$18.45
Forfeited during 2009	33	$31.93

Balance at March 31, 2009	2,966	$30.79	4.7	$8,184

Vested and expected to vest at March 31, 2009	2,950	$30.72	4.7	$8,184

Exercisable at March 31, 2009	2,501	$28.90	4.3	$8,184

Note 10 – Business Combinations

During the three months ended March 31, 2009, the Company purchased the remaining noncontrolling interests in three companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $5.1 million in cash.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

In addition, during the three months ended March 31, 2008, the Company purchased noncontrolling interests in three companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $41.7 million in cash. As a result of these three transactions, the Company recorded approximately $25.0 million of goodwill.

Note 11 – Segment Information

The Company currently presents the following business groups and underlying segments.

Financial Services Group

•

Title Insurance and Services: The title insurance and services segment issues residential and commercial title insurance policies and provides related escrow services, accommodates tax-deferred exchanges and provides investment advisory services, trust services, lending and deposit products and other related products and services. The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title or related services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Chile, China, Ireland, Latin America, Mexico, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The international operations account for an immaterial amount of the Company’s income before income taxes and noncontrolling interests.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2009:

(in thousands)	Revenues	Income (loss) before income taxes and noncontrolling interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$792,404	$172	$17,680	$7,009
Specialty Insurance	70,216	8,113	955	1,414

	862,620	8,285	18,635	8,423

Information Solutions:
Information and Outsourcing Solutions	206,461	55,909	5,456	2,051
Data and Analytic Solutions	132,063	27,509	14,700	3,166
Risk Mitigation and Business Solutions	203,189	18,679	10,678	5,130

	541,713	102,097	30,834	10,347

	1,404,333	110,382	49,469	18,770
Corporate	2,979	(27,369)	2,533	—
Eliminations	(29,500)	—	—	—

	$1,377,812	$83,013	$52,002	$18,770

For the three months ended March 31, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and noncontrolling interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,074,328	$5,370	$18,775	$13,709
Specialty Insurance	76,081	8,491	630	2,173

	1,150,409	13,861	19,405	15,882

Information Solutions:
Information and Outsourcing Solutions	196,182	50,492	5,829	5,392
Data and Analytic Solutions	137,204	19,858	17,961	10,628
Risk Mitigation and Business Solutions	203,620	22,139	10,445	10,888

	537,006	92,489	34,235	26,908

	1,687,415	106,350	53,640	42,790
Corporate	(1,405)	(36,776)	3,883	1,042
Eliminations	(26,885)	—	—	—

	$1,659,125	$69,574	$57,523	$43,832

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 12 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company maintained a reserve for these lawsuits totaling $24.0 million at March 31, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at March 31, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 13 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	March 31, 2009		December 31, 2008
Known title claims	$230,673	17.5%	$234,311	17.3%
IBNR	1,014,680	77.1%	1,035,779	76.4%

Total title claims	1,245,353	94.6%	1,270,090	93.7%
Non-title claims	71,180	5.4%	85,302	6.3%

Total loss reserves	$1,316,533	100.0%	$1,355,392	100.0%

Note 14 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns.

As of March 31, 2009, the liability for income taxes associated with uncertain tax positions was $28.3 million. This liability can be reduced by $3.8 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $24.5 million, if recognized, would favorably affect the company’s effective tax rate.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2009, the Company had accrued $4.9 million of interest (net of tax benefit) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statute of limitation for the assessment of taxes.

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.8% for the three months ended March 31, 2009 and 31.8% for the same period of the prior year. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and the effect of interest and penalties recognized in the quarter relating to FIN 48.

The California 2009-2010 budget was passed by the legislature in February 2009, and included significant revisions to the state’s corporation franchise and income tax laws. Most of the provisions contained in the legislation are prospective in nature and take effect for taxable years beginning on or after January 1, 2011. California has not yet provided guidance on the implementation of several aspects of the new law and the application of certain aspects are highly complex, data intensive, and judgmental. The Company has estimated a $2 million benefit related to the impact of this legislation, which has been included in the tax provision for the current quarter. This estimate is subject to change as additional information becomes available.

Note 15 – Stockholders’ Equity

The Company has a plan authorizing the repurchase of $800.0 million of its common shares. Under the plan, which has no expiration date, the Company has repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

Note 16 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(77,062)	$(29,407)	$(195,500)	$(301,969)
Pretax change	777	(4,577)	5,549	1,749
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in net realized investment gains (losses)	(7,262)	—	—	(7,262)
Tax effect	2,389	—	(1,942)	447

Balance at March 31, 2009	$(81,158)	$(33,984)	$(191,893)	$(307,035)

Allocated to The First American Corporation	$(81,527)	$(23,903)	$(191,893)	$(297,323)
Allocated to noncontrolling interests	369	(10,081)	—	(9,712)

Balance at March 31, 2009	$(81,158)	$(33,984)	$(191,893)	$(307,035)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 17 – Pending Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than just annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. FSP 107-1 must be applied prospectively. The Company does not believe the adoption of FSP 107-1 will have a material impact on the consolidated financial statements.

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

Recent Accounting Pronouncements

The Company has adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of FAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, which had no effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 effective January 1, 2008. The Company did not apply SFAS 159 to any assets or liabilities and, therefore, the adoption had no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). Effective January 1, 2009, the Company adopted the provisions of SFAS 141(R). This statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141, “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The adoption of SFAS 141(R) had no impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-a”). The FASB carried forward the requirements in Statement of Financial Accounting Standards No. FAS 141, “Business Combinations” (“SFAS 141”), for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. FSP 141(R)-a had the same effective date as SFAS 141(R), and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of SFAS 141(R)-a had no impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The Company adopted the provisions of SFAS 160 effective January 1, 2009. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively. Except for the required presentation and disclosures, the adoption of SFAS 160 had no material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company has elected to adopt FSP 157-4 in the first quarter of 2009. The adoption of FSP 157-4 had no material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than just annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. FSP 107-1 must be applied prospectively. The Company does not believe the adoption of FSP 107-1 will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP 115-2 and FSP 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company has elected to adopt FSP 115-2 and FSP 124-2 in the first quarter of 2009. See further discussion in Note 4 on the impact of adoption.

In April 2009, the US Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”) on Other-Than-Temporary Impairments (“OTTI”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5. M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 in the first quarter of 2009. SAB 111 did not have a material impact on the consolidated financial statements.

OVERVIEW

Results of Operations

Summary

The dollar amount of mortgage originations decreased 3.8% in the first quarter of 2009, when compared with the same period of the prior year according to the Mortgage Bankers Association’s April 10, 2009, Long-term Mortgage Finance Forecast (the “MBA Forecast”). This decrease in mortgage originations primarily was due to continued softening in the purchase market, offset in part by an improvement in the refinance market. According to the MBA Forecast, the dollar amount of purchase originations decreased

22.7% and refinance originations increased 9.2%, in the first quarter of 2009 when compared with the same quarter of the prior year. The overall decline in mortgage originations, as well as the continued decline in home values, impacted the Company’s financial services group, which experienced a 24.9% drop in operating revenues period over period. The information solutions group also was impacted by the decline in mortgage originations as well as by the continued difficulties in the credit and securitization markets. However, as a result of the growth in default-related revenues, increases in risk management related sales of data analytics and the relatively consistent revenues generated by subscription-based businesses, operating revenues for the information solutions group remained relatively flat period over period. On a consolidated basis, operating revenues decreased 17.3% quarter over quarter.

Total expenses for the Company, before income taxes, decreased 18.5% in the first quarter of 2009 when compared with the same period of the prior year. For the financial services group, the decrease was 24.8% and for the information solutions group, 1.1%. The benefits from cost saving initiatives at the information solutions group were partially offset by increased costs of goods sold associated with the increased default-related and lead generation revenues. The Company-wide decrease in total expenses in 2009 primarily reflected a decline in title insurance agent retention due in large part to the decline in title insurance agent revenues, reductions in employee compensation expense, primarily reflecting employee reductions and reduced benefit costs, a decline in other operating expenses due to overall cost-containment programs and a reduction in claims expense.

Net income was $55.0 million and $47.5 million for the three months ended March 31, 2009 and 2008, respectively. Net income attributable to the Company for the three months ended March 31, 2009, was $36.0 million, or $0.38 per diluted share. Net income attributable to the Company for the three months ended March 31, 2008, was $29.3 million, or $0.32 per diluted share. Net income attributable to noncontrolling interests was $18.9 million and $18.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

FINANCIAL SERVICES GROUP

The Company expects that the uncertainty in the real estate and mortgage markets will continue to impact many of the financial services group’s lines of business. However, the recently announced governmental programs and relatively low interest rate environment have, to some extent, provided an improved operating environment. The financial services group is maintaining its focus on controlling costs by reducing employee count, consolidating offices, centralizing agency and administrative functions, optimizing management structure and rationalizing its brand strategy. The financial services group plans to continue these efforts where appropriate. In addition, the financial services group will continue to scrutinize the profitability of its agency relationships, increase its offshore leverage and develop new sales opportunities. Beginning at the end of 2008, the title insurance and services segment also initiated an effort to optimize its claims handling process through, among other things, the centralization of claims handling, enhanced corporate control over the claims process and claims process standardization.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands except percentages)	2009	2008	$ Change	% Change
Revenues
Direct operating revenues	$460,757	$571,700	$(110,943)	(19.4)%
Agent operating revenues	298,319	456,456	(158,137)	(34.6)
Investment and other income	31,837	45,543	(13,706)	(30.1)
Net realized investment gains	1,491	629	862	137.0

	792,404	1,074,328	(281,924)	(26.2)

Expenses
Salaries and other personnel costs	269,309	350,118	(80,809)	(23.1)
Premiums retained by agents	239,559	364,051	(124,492)	(34.2)
Other operating expenses	204,899	250,944	(46,045)	(18.3)
Provision for policy losses and other claims	49,340	63,501	(14,161)	(22.3)
Depreciation and amortization	17,680	18,775	(1,095)	(5.8)
Premium taxes	6,681	10,943	(4,262)	(38.9)
Interest	4,764	10,626	(5,862)	(55.2)

	792,232	1,068,958	(276,726)	(25.9)

Income before income taxes	$172	$5,370	$(5,198)	(96.8)%

Margins	0.0%	0.5%	(0.5)%	(95.7)%

Operating revenues from direct title operations were $460.8 million for the three months ended March 31, 2009, a decrease of 19.4% for the current quarter when compared with the same period of the prior year. This decrease was due to a decline in the average revenues per order closed and in the number of title orders closed by the Company’s direct operations. The average revenues per order closed were $1,248 for the three months ended March 31, 2009, a decrease of 15.0% when compared with $1,467 for the three months ended March 31, 2008. There were a number of factors contributing to the decline in average revenues per order closed including an increase in the mix of lower-premium refinance transactions and a decrease in average home prices as well as a reduction in the mix of direct revenue coming from the international and commercial divisions. The Company’s direct operations closed 369,200 title orders during the current three month period, a decrease of 5.2% when compared with 389,600 title orders closed during the same period of the prior year. This decrease reflected the decline in mortgage originations.

Operating revenues from agency operations were $298.3 million for the three months ended March 31, 2009, a decrease of 34.6% for the current quarter when compared with the same period of the prior year. This decrease was primarily due to the same factors impacting direct operations and the cancellation of certain agency relationships. Management continued to analyze the terms and profitability of its title agent relationships and is working to amend certain agency agreements.

Investment and other income totaled $31.8 million for the three months ended March 31, 2009, a decrease of 30.1% when compared with the same period of the prior year. This decrease primarily reflected declining yields earned from the Company’s investment portfolio, a decrease in interest earned on certain escrow deposits and decreased net interest income at the Company’s trust division.

Salaries and other personnel costs for the title insurance segment were $269.3 million for the three months ended March 31, 2009, a decrease of $80.8 million, or 23.1%, when compared with the same period of the prior year. This decrease was primarily due to a reduction in base salary expense and bonus expense resulting from staff reductions. Staff reductions were approximately 3,900 since the end of the first quarter 2008, including approximately 365 reductions in the first quarter of 2009. In addition, effective March 30, 2008, the Company reduced the base salary of highly compensated title insurance employees. Employee separation costs included in salaries and other personnel costs for the current quarter totaled $3.9 million.

Agents retained $239.6 million of title premiums generated by agency operations for the three months ended March 31, 2009, which compares with $364.1 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.3% for the three months ended March 31, 2009, up from 79.8% for the three months ended March 31, 2008. This change primarily was due to increases in activity with agents operating in regions with less favorable premium splits.

Other operating expenses for the title insurance and services segment were $204.9 million for the three months ended March 31, 2009, a decrease of $46.0 million, or 18.3%, when compared with the same period of the prior year. This decrease was primarily due to a decline in title production costs associated with the decline in business volume, lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs.

The provision for title insurance policy losses as a percentage of title insurance operating revenues was 6.5% for the current quarter and 6.2% for the same period of the prior year. The current quarter rate reflects the expected claims experience for policy year 2009, with no reserve estimate adjustments required for prior policy years.

Premium taxes were $6.7 million and $10.9 million for the three months ended March 31, 2009 and 2008, respectively. Premium taxes as a percentage of operating revenues were 0.9% and 1.1% for the three month period and for the same period of the prior year, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins were 0.0% and 0.5% for the three month period ending March 31, 2009 and 2008, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands except percentages)	2009	2008	$ Change	% Change
Revenues
Operating revenues	$67,092	$71,607	$(4,515)	(6.3)%
Investment and other income	3,527	4,220	(693)	(16.4)
Net realized investment (losses) gains	(403)	254	(657)	(258.7)

	70,216	76,081	(5,865)	(7.7)

Expenses
Salaries and other personnel costs	13,760	14,300	(540)	(3.8)
Other operating expenses	12,709	12,655	54	0.4
Provision for policy losses and other claims	33,594	38,932	(5,338)	(13.7)
Depreciation and amortization	955	630	325	51.6
Premium taxes	1,085	1,073	12	1.1

	62,103	67,590	(5,487)	(8.1)

Income before income taxes	$8,113	$8,491	$(378)	(4.5)%

Margins	11.6%	11.2%	0.4%	3.5%

Operating revenues for the specialty insurance segment decreased $4.5 million, or 6.3% for the three months ended March 31, 2009, when compared with the same period of the prior year. This decrease primarily reflected a decline in business volume impacting both the property and casualty insurance division and the home warranty division.

Investment and other income for the segment totaled $3.5 million for the three months ended March 31, 2009, a decrease of $0.7 million, or 16.4% when compared with the same period of the prior year. This decrease was primarily due to a decrease in yields earned from the portfolio.

Net realized investment losses for the specialty insurance segment totaled $0.4 million for the three months ended March 31, 2009, a decrease of $0.7 million when compared with the comparable period of the prior year.

Specialty insurance personnel and other operating expenses were $26.5 million for the three months ended March 31, 2009, relatively unchanged when compared with the same period of the prior year.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 51.3% for the current three-month period and 50.6% for the same period of the prior year. This increase in rate was primarily due to an increase in contractor and supplier claims coupled with reduced operating revenues. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 48.3% for the current three-month period, a decrease when compared with 59.7% for the same period of the prior year. This decrease was primarily due to a decline in core or routine losses.

Premium taxes were $1.1 million for each of the three months ended March 31, 2009 and 2008, respectively. Premium taxes as a percentage of operating revenues were 1.6% and 1.5% for the current three-month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margin for the current three-month period was 11.6%, up from 11.2% for the comparable period of the prior year. This increase primarily reflected decreased claims activity at the property and casualty business.

INFORMATION SOLUTIONS

The Company expects that the uncertainty in the real estate and mortgage markets will continue to impact many of the information solutions group’s lines of business. However, the recently announced governmental programs and relatively low interest rate environment have, to some extent, provided an improved operating environment. The information solutions group is maintaining its focus on controlling costs by reducing employee count, consolidating/exiting facilities, centralizing administrative functions, and streamlining its management structure. The information solutions group plans to continue these efforts where appropriate. In addition, the information solutions group will continue to focus on increasing its offshore leverage, developing new products and service offerings to meet the changing market needs and pursue the new sales opportunities present within the marketplace.

Information and Outsourcing Solutions

	Three Months Ended March 31,
(in thousands except percentages)	2009	2008	$ Change	% Change
Revenues
Operating revenues	$188,080	$181,342	$6,738	3.7%
Investment and other income	18,695	14,878	3,817	25.7
Net realized investment losses	(314)	(38)	(276)	(726.3)

	206,461	196,182	10,279	5.2

Expenses
Salaries and other personnel costs	46,235	51,698	(5,463)	(10.6)
Other operating expenses	94,033	85,051	8,982	10.6
Provision for policy losses and other claims	6,335	4,544	1,791	39.4
Depreciation and amortization	5,456	5,829	(373)	(6.4)
Interest	(1,507)	(1,432)	(75)	(5.2)

	150,552	145,690	4,862	3.3

Income before income taxes	$55,909	$50,492	$5,417	10.7%

Margins	27.1%	25.7%	1.3%	5.2%

The information and outsourcing solutions segment had total operating revenues of $188.1 million in the three months ended March 31, 2009, an increase of $6.7 million, or 3.7%, when compared with the same period of the prior year. This increase primarily reflected an increase in volume at the appraisal and the default-related businesses due to the higher level of loan loss mitigation and foreclosure related activity occurring in the market. Offsetting these improvements were decreases in flood and tax service revenues due to the decline in mortgage originations in the first quarter and a higher percentage of revenues coming from refinancing. The information and outsourcing solutions segment provides services at different stages of the loan origination cycle, with revenues from valuation and flood certifications occurring earlier in the origination cycle and with tax service revenues generally being recognized after the loan has been closed by the lender. As a result, the tax service revenues for this segment typically lag the normal loan origination cycle.

Information and outsourcing solutions investment and other income totaled $18.7 million and $14.9 million for the three months ended March 31, 2009 and 2008, respectively. The increase in investment income primarily reflects the continued strong results of the segment’s national joint ventures.

Information and outsourcing solutions salaries and other personnel costs were $46.2 million for the three months ended March 31, 2009, a decrease of $5.5 million, or 10.6%, when compared with the same period of the prior year. This decrease was primarily due to general expense reductions actions taken throughout 2008 and early 2009, a 8% decrease in domestic headcount from the previous year and continued offshoring initiatives. The reductions were offset in part by increased expenses at the appraisal and default-related businesses due to increased revenues at those entities due to the current market conditions.

Information and outsourcing solutions other operating expenses were $94.0 million for the three months ended March 31, 2009, an increase of $9.0 million, or 10.6%, when compared with the same period of the prior year. The increases were primarily driven by higher cost of goods sold associated with the higher volume of appraisal and default-related revenues, which offset the impact of the 2008 cost savings initiatives. Excluding the increase in cost of goods sold of $7.7 million, other operating expenses for the segment were up 1.5% in the current year with increased bad debt expense and other variable costs of sales offsetting the impact of the cost saving initiatives implemented by management.

The current year increase in the provision for policy losses and other claims was driven by an increase in claims associated with the segment’s tax service outsourcing business. Management does not anticipate the level of increases in claims to be recurring in future periods.

Most of the businesses included in the information and outsourcing solutions segment are database intensive, with a relatively high proportion of fixed costs. This segment’s appraisal and default-related businesses, in contrast, are less database intensive and, thus, have a higher level of variable costs. As such, profit margins generally decline as revenues decline. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. The information and outsourcing solutions segment had pre-tax margins for the current three-month period of 27.1%, up from 25.7% margin for the prior year three-month period. The margins were impacted by the 5% increase in revenues and a decrease in controllable costs within the segment relative to the first quarter of 2008.

Data and Analytic Solutions

	Three Months Ended March 31,
(in thousands except percentages)	2009	2008	$ Change	% Change
Revenues
Direct operating revenues	$131,906	$135,659	$(3,753)	(2.8)%
Investment and other income	400	1,483	(1,083)	(73.0)
Net realized investment gains	(243)	62	(305)	(491.9)

	132,063	137,204	(5,141)	(3.7)

Expenses
Salaries and other personnel costs	69,655	79,654	(9,999)	(12.6)
Other operating expenses	18,580	17,704	876	4.9
Provision for policy losses and other claims	122	122	—	—
Depreciation and amortization	14,700	17,961	(3,261)	(18.2)
Interest	1,497	1,905	(408)	(21.4)

	104,554	117,346	(12,792)	(10.9)

Income before income taxes	$27,509	$19,858	$7,651	38.5%

Margins	20.8%	14.5%	6.4%	43.9%

Operating revenues for the data and analytic solutions segment decreased $3.8 million, or 2.8%, for the three months ended March 31, 2009, when compared with the same period of the prior year. This decrease was primarily due to the effects of the continued slowdown in mortgage originations, the continued tightening of the credit markets and the higher cancellation rate from clients (some of which are no longer in business) on subscription revenues. Also contributing to the decrease in revenues was deferred buying decisions by many of the segment’s investor clients who were waiting for clarity on what role the government would be playing in the mortgage finance field going forward. These decreases were offset in part by increased demand for title and document products in the latter part of the current quarter.

Data and analytic solutions salaries and other personnel costs were $69.7 million for the three months ended March 31, 2009, a decrease of $10.0 million, or 12.6% when compared with the same period of the prior year. The decrease was driven by a 23% decrease in domestic headcount relative to the prior year due to management’s cost containment initiatives implemented in 2008 and year-to-date in 2009.

Data and analytic solutions other operating expenses were $18.6 million for the three months ended March 31, 2009, an increase of $0.9 million, or 4.9% when compared with the same period of the prior year. This increase was primarily due to increased foreign currency translation adjustments related to the India operations and a decrease in the amount of other operating expenses that are capitalized data acquisition costs.

Depreciation and amortization expense decreased $3.3 million or 18.2% relative to 2008 due to a one-time adjustment recorded in 2008 related to capitalized software.

Most of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decrease. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margin for the current three-month period of 2009 was 20.8%, up from 14.5% margin for the prior year three-month period. The impact of the lower revenues was offset by the impact of cost savings initiatives implemented in 2008 and year-to-date in 2009, resulting in the improved margins in 2009 relative to 2008.

Risk Mitigation and Business Solutions

	Three Months Ended March 31,
(in thousands except percentages)	2009	2008	$ Change	% Change
Revenues
Operating revenues	$199,615	$204,414	$(4,799)	(2.3)%
Investment and other income	3,616	3,129	487	15.6
Net realized investment losses	(42)	(3,923)	3,881	98.9

	203,189	203,620	(431)	(0.2)

Expenses
Salaries and other personnel costs	53,215	68,871	(15,656)	(22.7)
Other operating expenses	120,242	101,740	18,502	18.2
Depreciation and amortization	10,678	10,445	233	2.2
Interest	375	425	(50)	(11.8)%

	184,510	181,481	3,029	1.7

Income before income taxes	$18,679	$22,139	(3,460)	(15.6)

Margins	9.2%	10.9%	(1.7)%	(15.4)%

Risk mitigation and business solutions operating revenues decreased $4.8 million, or 2.3% for the three months ended March 31, 2009, when compared with the same period of the prior year. Acquisitions generated $0.3 million of operating revenues for the period. The overall decrease in service revenue is directly related to the downturn in domestic and international hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown. These declines were offset to an extent by increased revenues in 2009 due to improvements in the segment’s lead generation business.

Risk mitigation and business solutions investment and other income totaled $3.6 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively.

Risk mitigation and business solutions net realized investment losses totaled $42 thousand and $3.9 million for the three months ended March 31, 2009 and 2008, respectively. Prior year losses were mainly attributed to losses associated with the segment’s discontinued operations.

Risk mitigation and business solutions salaries and other personnel costs were $53.2 million for the three months ended March 31, 2009, a decrease of $15.7 million, or 22.7% when compared with the same period of the prior year. Acquisition activity contributed $0.1 million of costs. The impact of this increase was offset by strategic reductions in employees, office consolidations, and a reduction in 401(k) match expense.

Risk mitigation and business solutions other operating expenses were $120.2 million for the three months ended March 31, 2009, an increase of $18.5 million, or 18.2% when compared with the same period of the prior year. Acquisition activity contributed $0.2 million of costs in the current year. The overall increase in other operating expenses was primarily driven by higher cost of goods sold associated with the lead generation business. Excluding the increase in cost of goods sold of $26.7 million, other operating expenses were down 8.1% in the current year due to the recognized benefits from the 2008 cost containment initiatives.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins for the first quarter of 2009 were 9.2% compared to 10.9% in the same period in the prior year.

Corporate

	Three Months Ended March 31,
(in thousands except percentages)	2009	2008	$ Change	% Change
Revenues
Investment and other income	$2,438	$1,455	$983	67.6%
Net realized investment gains (losses)	541	(2,860)	3,401	118.9

	2,979	(1,405)	4,384	312.0

Expenses
Salaries and other personnel costs	10,686	12,973	(2,287)	(17.6)
Other operating expenses	3,317	7,455	(4,138)	(55.5)
Depreciation and amortization	2,533	3,883	(1,350)	(34.8)
Interest	13,812	11,060	2,752	24.9

	30,348	35,371	(5,023)	(14.2)

Loss before income taxes	$(27,369)	$(36,776)	$9,407	25.6%

Corporate total salaries and other personnel costs and other operating expenses totaled $14.0 million for the three months ended March 31, 2009, a decrease of $6.4 million, or 31.5%, when compared with the same period of the prior year. This decrease was primarily due to changes in technology initiatives, salary reductions, employee reductions and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company.

Interest expense was $13.8 million for the three months ended March 31, 2009, an increase of $2.8 million, or 24.9%, when compared with the same period of the prior year. Interest expense includes interest associated with inter-company notes issued to the home warranty business (a component of the specialty insurance segment) and the title insurance business. These amounts totaled $2.9 million and $1.0 million for the three months ended March 31, 2009, and 2008, respectively. Excluding inter-company interest expense, corporate interest expense increased relative to the prior periods due to incremental draws on the Company’s credit facility. The inter-company interest expense at the corporate level and related interest income which is included in the title insurance and specialty insurance segments are eliminated in the consolidated financial statements.

Eliminations

	Three Months Ended March 31,
(in thousands except percentages)	2009	2008	$ Change	% Change
Revenues
Operating revenues	$(26,600)	$(25,909)	$(691)	(2.7)%
Investment and other income	(2,900)	(976)	(1,924)	(197.1)

	(29,500)	(26,885)	(2,615)	(9.7)

Expenses
Other operating expenses	(26,650)	(25,909)	(741)	(2.9)
Interest expense	(2,850)	(976)	(1,874)	(192.0)

	(29,500)	(26,885)	(2,615)	(9.7)%

Income before income taxes	$—	$—	$—	—

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.8% for the three months ended March 31, 2009 and 31.8% for the same period of the prior year. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and the effect of interest and penalties recognized in the quarter relating to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. A large portion of the Company’s income attributable to non-controlling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to non-controlling interests.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through March 31, 2009. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

NET INCOME AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income was $55.0 million and $47.5 million for the three months ended March 31, 2009 and 2008, respectively. Net income attributable to the Company for the three months ended March, 31, 2009, was $36.0 million, or $0.38 per diluted share. Net income attributable to the Company for the three months ended March 31, 2008, was $29.3 million, or $0.32 per diluted share. Net income attributable to noncontrolling interests was $18.9 million and $18.1 million for the three months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $0.9 million for the three months ended March 31, 2009, and $232.9 million for the three months ended March 31, 2008. The decrease for the current year period was due primarily to an increase in deposits with banks, purchases of debt securities, cash paid for acquisitions and capital expenditures. The uses were offset by positive cash flow from operations in the quarter and a decrease in demand deposits. The decrease for the prior year period was due primarily to net cash used in operations for the quarter, an increase in deposits with banks, purchases of debt securities, cash paid for acquisitions and capital expenditures. The uses were offset by a decrease in demand deposits.

Notes and contracts payable as a percentage of total capitalization was 22.0% at March 31, 2009 and 22.2% at December 31, 2008.

The Company has a plan authorizing the repurchase of $800.0 million of its common shares. Under the plan, which has no expiration date, the Company has repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

As of March 31, 2009, the Company’s debt and equity investment securities portfolio consists of approximately 94% of fixed income securities. As of that date, over 84% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA by Standard & Poor’s Ratings Group, and approximately 97% of the fixed income portfolio is rated or classified as investment grade by one or more of the major ratings agencies or the National Association of Insurance Commissioners.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations. While, prior to the spin-off transaction, the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements.

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

There have been no material changes in the Company’s market risks since the filing of its Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company maintained a reserve for these lawsuits totaling $24.0 million at March 31, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $2.4 million at March 31, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

The Company has added the risk factors set forth below. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

17. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets.

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, and negative macroeconomic, industry and Company-specific trends. These and other factors could lead to a conclusion that the Company’s goodwill or other indefinite-lived intangibles are no longer fully recoverable, in which case the Company would be required to write off the portion of goodwill believed to be unrecoverable. As of March 31, 2009, goodwill was approximately $2.6 billion, or 30.2% of the Company’s total assets. Any substantial goodwill impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

18. The Company’s investment portfolio is subject to certain risks and could experience losses.

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities, but also including money-market and other short-term investments, as well as some common and preferred stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations and financial condition.

19. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of the weak performance of financial markets and its effect on plan assets.

The Company has a defined benefit pension plan which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. Due primarily to significant declines in financial markets which have led to a deterioration in the value of plan assets, the pension plan was underfunded as of December 31, 2008 by approximately $110.4 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market value of the assets held by the pension plan continue to decline or if the other assumptions regarding plan earnings and expenses require adjustment. This could have a material adverse effect on the Company’s results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. During the quarter ended March 31, 2009, the Company did not repurchase any shares under this plan and cumulatively the Company has repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions) under the plan.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1 to January 31, 2009	—	—	—	$360,369,939
February 1 to February 28, 2009	—	—	—	$360,369,939
March 1 to March 31, 2009	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ Parker S. Kennedy
Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

By	/s/ Anthony S. Piszel
Anthony S. Piszel Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 1, 2009

EXHIBIT INDEX

Exhibit No.	Description	Location
10(a)	Arrangement regarding salaries, bonuses, long term incentive restricted stock units and performance units for named executive officers, approved March 12, 2009.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K dated March 13, 2009.

10(b)	Arrangement regarding bonus plan for named executive officers, approved April 6, 2009.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K dated April 10, 2009.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.