Form 10-Q
period 2009-06-30
FIRST AMERICAN CORP
filed 2009-07-30
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

On July 28, 2009, there were 93,366,157 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION ANNOUNCED JANUARY 15, 2008 AND THE FORM AND TIMING THEREOF;

•	THE TEMPORARY NATURE OF THE DOWNTURN IN THE FINANCIAL SERVICES SECTOR AND THE COMPANY’S ABILITY AND INTENT TO HOLD CERTAIN SECURITIES UNTIL A RECOVERY OCCURS;

•	ESTIMATED AMORTIZATION EXPENSE FOR CERTAIN FINITE-LIVED INTANGIBLE ASSETS;

•	FUTURE COMPANY CONTRIBUTIONS TO ITS PENSION PLAN;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	CHANGES IN UNRECOGNIZED TAX POSITIONS AND THE EFFECT THEREOF ON THE COMPANY’S EFFECTIVE TAX RATE;

•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS

•	THE EFFECT OF THE ISSUES FACING THE COMPANY’S CUSTOMERS;

•	THE IMPACT OF THE UNCERTAINTY IN THE OVERALL ECONOMY, INCLUDING UNEMPLOYMENT AND THE REAL ESTATE AND MORTGAGE MARKETS, ON THE COMPANY’S LINES OF BUSINESS;

•	THE COMPANY’S COST CONTROL INITIATIVES, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE, SALES EFFORTS AND DEVELOPMENT OF NEW PRODUCTS AND SERVICE OFFERINGS;

•	THE NON-RECURRENCE OF INCREASES IN CLAIMS ASSOCIATED WITH THE COMPANY’S TAX SERVICE OUTSOURCING BUSINESS;

•	THE INCREASE IN PROFIT MARGINS OF THE INFORMATION AND OUTSOURCING SOLUTIONS SEGMENT AS REVENUES INCREASE;

•	THE EFFECT ON REVENUES OF RECENT CLARITY ON THE ROLE THE GOVERNMENT WILL BE PLAYING IN THE MORTGAGE FINANCE FIELD;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	FUTURE PAYMENT OF DIVIDENDS; AND

•	POTENTIAL WRITE-DOWNS OF THE COMPANY’S INVESTMENTS AND THE EFFECTS THEREOF;

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

•	CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS;

•	CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE COMPANY’S PENSION PLAN;

•	WEAKNESS IN THE COMMERCIAL REAL ESTATE MARKET AND INCREASES IN THE AMOUNT OR SEVERITY OF COMMERCIAL REAL ESTATE TRANSACTION CLAIMS; AND

•

OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, AS UPDATED IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009, AND AS FURTHER UPDATED HEREIN.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,022,931	$934,945

Accounts and accrued income receivable, net	537,913	558,946

Income tax receivable	45,013	61,678

Investments:
Deposits with savings and loan associations and banks	118,523	182,117
Debt securities	1,608,650	1,718,320
Equity securities	140,192	110,126
Other long-term investments	378,802	371,157

	2,246,167	2,381,720

Loans receivable, net	152,494	151,692

Property and equipment, net	629,141	665,305

Title plants and other indexes	690,511	685,090

Deferred income taxes	100,923	149,473

Goodwill	2,620,582	2,594,738

Other intangible assets, net	276,562	298,411

Other assets	244,485	248,057

	$8,566,722	$8,730,055

Liabilities and Equity
Demand deposits	$1,167,857	$1,298,221
Accounts payable and accrued liabilities	890,973	994,093
Deferred revenue	702,738	728,844
Reserve for known and incurred but not reported claims	1,310,524	1,355,392
Notes and contracts payable	833,553	868,274
Deferrable interest subordinated notes	100,000	100,000

	5,005,645	5,344,824

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—93,357 and 92,963 shares	93,357	92,963
Additional paid-in capital	817,388	801,228
Retained earnings	2,166,054	2,099,654
Accumulated other comprehensive loss	(221,236)	(290,362)

The First American Corporation (“FAC”) stockholders’ equity	2,855,563	2,703,483
Noncontrolling interests	705,514	681,748

Total equity	3,561,077	3,385,231

	$8,566,722	$8,730,055

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Operating revenues	$1,503,799	$1,668,548	$2,822,968	$3,263,817
Investment and other income	55,342	56,516	112,955	126,248
Gain on stock issued by subsidiary	—	1,325	—	1,325
Net realized investment losses	(21,759)	(41,338)	(20,729)	(47,214)

	1,537,382	1,685,051	2,915,194	3,344,176

Expenses
Salaries and other personnel costs	475,943	562,900	938,803	1,140,514
Premiums retained by agents	278,604	377,062	518,163	741,113
Other operating expenses	449,911	478,980	877,041	928,620
Provision for policy losses and other claims	104,616	114,883	194,007	221,982
Depreciation and amortization	51,532	59,703	103,534	117,226
Premium taxes	8,650	12,270	16,416	24,286
Interest	15,713	15,644	31,804	37,252

	1,384,969	1,621,442	2,679,768	3,210,993

Income before income taxes	152,413	63,609	235,426	133,183
Income taxes provision	58,478	26,876	86,533	48,993

Net income	93,935	36,733	148,893	84,190
Less: Net income attributable to noncontrolling interests	23,663	17,128	42,596	35,267

Net income attributable to FAC	$70,272	$19,605	$106,297	$48,923

Net income attributable to FAC stockholders (Note 7):
Basic	$0.75	$0.21	$1.14	$0.53

Diluted	$0.75	$0.21	$1.13	$0.53

Cash dividends per share	$0.22	$0.22	$0.44	$0.44

Weighted-average number of shares (Note 7):
Basic	93,260	92,503	93,141	92,252

Diluted	94,005	93,205	93,758	92,951

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$93,935	$36,733	$148,893	$84,190

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	49,625	(23,483)	50,249	(50,809)
Unrealized gain (loss) on securities for which credit-related portion was recognized in net realized investment gains (losses)	3,521	—	(1,199)	—
Foreign currency translation adjustments	22,152	3,156	17,575	3,900
Minimum pension liability adjustment	3,771	2,083	7,378	4,166

Total other comprehensive income (loss), net of tax	79,069	(18,244)	74,003	(42,743)

Comprehensive income	173,004	18,489	222,896	41,447
Less: Comprehensive income attributable to noncontrolling interests	26,897	13,171	47,473	26,240

Comprehensive income attributable to FAC	$146,107	$5,318	$175,423	$15,207

See notes to condensed consolidated financial statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$148,893	$84,190
Adjustments to reconcile net income to cash provided by (used for) operating activities-
Provision for policy losses and other claims	194,007	221,982
Depreciation and amortization	103,534	117,226
Net realized investment losses	20,729	45,889
Share-based compensation	17,309	14,653
Equity in earnings of affiliates	(49,716)	(28,257)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions-
Claims paid, including assets acquired, net of recoveries	(244,991)	(241,326)
Net change in income tax accounts	41,007	(85,065)
Decrease (increase) in accounts and accrued income receivable	25,718	(66,633)
Decrease in accounts payable and accrued liabilities	(88,743)	(121,627)
Decrease in deferred revenue	(26,106)	(21,962)
Other, net	10,978	(2,192)

Cash provided by (used for) operating activities	152,619	(83,122)

Cash flows from investing activities:
Net cash effect of company acquisitions	(25,849)	(110,410)
Purchase of subsidiary shares from noncontrolling interests	(9,873)	—
Sale of subsidiary shares to/other changes in noncontrolling interest	5,113	—
Net decrease (increase) in deposits with banks	63,594	(191,515)
Net increase in loans receivable	(802)	(6,424)
Purchases of debt and equity securities	(298,213)	(414,121)
Proceeds from sales of debt and equity securities	228,199	131,018
Proceeds from maturities of debt securities	194,789	126,560
Net decrease in other long-term investments	42,720	21,905
Capital expenditures	(35,320)	(77,455)
Purchases of capitalized data	(12,584)	(16,267)
Proceeds from sale of property and equipment	9,219	12,650

Cash provided by (used for) investing activities	160,993	(524,059)

Cash flows from financing activities:
Net change in demand deposits	(130,364)	409,846
Proceeds from issuance of debt	54,011	214,888
Repayment of debt	(94,085)	(198,790)
Proceeds from exercise of stock options	2,169	12,569
Proceeds from the issuance of stock to employee benefit plans	2,429	4,005
Contributions from noncontrolling interests	891	—
Distributions to noncontrolling interests	(19,838)	(22,368)
Excess tax benefits from share-based compensation	115	491
Cash dividends	(40,954)	(40,492)

Cash (used for) provided by financing activities	(225,626)	380,149

Net increase (decrease) in cash and cash equivalents	87,986	(227,032)
Cash and cash equivalents—Beginning of period	934,945	1,162,569

Cash and cash equivalents—End of period	$1,022,931	$935,537

Supplemental information:
Cash paid during the quarter for:
Interest	$31,887	$34,979
Premium taxes	$18,796	$33,043
Income taxes	$34,253	$122,041
Noncash investing and financing activities:
Liabilities incurred in connection with Company acquisitions	$1,547	$1,049

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Equity

(in thousands)

(unaudited)

	First American Corporation Stockholders					Non- controlling interest	Total
	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2008	92,963	$92,963	$801,228	$2,099,654	$(290,362)	$681,748	$3,385,231
Net income for six months ended June 30, 2009				106,297		42,596	148,893
Dividends on common shares				(41,040)			(41,040)
Shares issued in connection with option, benefit and savings plans	394	394	2,895				3,289
Share-based compensation			12,764				12,764
Restricted stock unit dividend equivalents			501	(501)			—
Dividends paid deduction				1,644			1,644
Purchase of subsidiary shares from noncontrolling interest						(9,873)	(9,873)
Sale of subsidiary shares to / other changes in noncontrolling interest						5,113	5,113
Contributions from noncontrolling interest						891	891
Distributions to noncontrolling interest						(19,838)	(19,838)
Other comprehensive income					69,126	4,877	74,003

Balance at June 30, 2009	93,357	$93,357	$817,388	$2,166,054	$(221,236)	$705,514	$3,561,077

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

The Company has adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of FAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). Effective January 1, 2009, the Company adopted the provisions of SFAS 141(R). This statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The adoption of SFAS 141(R) had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-a”). The FASB carried forward the requirements in SFAS 141 for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. FSP 141(R)-a had the same effective date as SFAS 141(R), and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of SFAS 141(R)-a had no impact on the Company’s consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The Company adopted the provisions of SFAS 160 effective January 1, 2009. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively. Except for the required presentation and disclosures, the adoption of SFAS 160 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP 115-2 and FSP 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt FSP 115-2 and FSP 124-2 in the first quarter of 2009. See the discussion in Note 4 regarding the impact of adoption.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company elected to adopt FSP 157-4 in the first quarter of 2009. The adoption of FSP 157-4 had no material impact on the Company’s consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”) on Other-Than-Temporary Impairments. SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5. M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 in the first quarter of 2009. SAB 111 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 107-1 in the second quarter of 2009. Except for the disclosure requirements, the adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

additional disclosures. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company has adopted SFAS 165 in the second quarter of 2009. Except for the disclosure requirements, the adoption of SFAS 165 had no material impact on the Company’s consolidated financial statements.

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

The Company continues to proceed with preparations for the anticipated separation and to monitor market conditions, and currently expects the separation to occur during the first half of 2010.

The transaction remains subject to customary conditions, including final approval by the Board of Directors, filing and effectiveness of a Form 10 Registration Statement with the SEC, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities.

Note 3 – Escrow and Trust Deposits

The Company administers escrow and trust deposits as a service to its customers. Escrow deposits totaled $3.9 billion and $3.8 billion at June 30, 2009 and December 31, 2008, respectively, of which $888.9 million and $1.04 billion were held at the Company’s federal savings bank subsidiary and the Company’s thrift company. The escrow deposits held at the bank and thrift company are included in the accompanying consolidated balance sheets, with $165.9 million included in cash and cash equivalents and $723.0 million included in debt and equity securities at June 30, 2009, and $135.2 million included in cash and cash equivalents and $909.3 million included in debt and equity securities at December 31, 2008, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust deposits totaled $2.8 billion and $3.4 billion at June 30, 2009 and December 31, 2008, respectively, and were held at the Company’s federal savings bank. Trust deposits, as well as escrow deposits held at third party financial institutions, are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 4 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
June 30, 2009
U.S. Treasury bonds	$32,110	$2,105	$—	$34,215
Municipal bonds	93,968	1,783	(1,522)	94,229
Foreign bonds	114,582	1,936	(17)	116,501
Governmental agency bonds	192,034	3,757	(1,112)	194,679
Governmental agency mortgage-backed and asset-backed securities	1,015,968	11,547	(10,033)	1,017,482
Non-agency mortgage-backed and asset-backed securities	121,020	8	(52,638)	68,390
Corporate debt securities	87,367	978	(5,191)	83,154

	$1,657,049	$22,114	$(70,513)	$1,608,650

December 31, 2008
U.S. Treasury bonds	$39,574	$3,436	$(4)	$43,006
Municipal bonds	80,136	1,610	(2,448)	79,298
Foreign bonds	97,371	3,300	(78)	100,593
Governmental agency bonds	128,403	3,448	(381)	131,470
Governmental agency mortgage-backed and asset-backed securities	1,196,381	9,233	(33,225)	1,172,389
Non-agency mortgage-backed and asset-backed securities	137,696	—	(52,188)	85,508
Corporate debt securities	114,208	1,643	(9,795)	106,056

	$1,793,769	$22,670	$(98,119)	$1,718,320

The cost and estimated fair value of investments in equity securities are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
June 30, 2009
Preferred stocks	$49,541	$239	$(5,841)	$43,939
Common stocks	79,717	17,994	(1,458)	96,253

	$129,258	$18,233	$(7,299)	$140,192

December 31, 2008
Preferred stocks	$52,056	$63	$(15,206)	$36,913
Common stocks	89,443	4,201	(20,431)	73,213

	$141,499	$4,264	$(35,637)	$110,126

Sales of debt and equity securities resulted in realized gains of $5.3 million and $2.7 million and realized losses of $1.1 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively. Sales of debt and equity securities resulted in realized gains of $7.2 million and $4.7 million and realized losses of $2.2 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company had the following gross unrealized losses as of June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2009
Debt securities
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	28,786	(1,301)	6,013	(221)	34,799	(1,522)
Foreign bonds	39,857	(14)	2,354	(3)	42,211	(17)
Governmental agency bonds	55,764	(1,109)	497	(3)	56,261	(1,112)
Governmental agency mortgage-backed and asset-backed securities	177,190	(1,772)	368,183	(8,261)	545,373	(10,033)
Non-agency mortgage-backed and asset-backed securities	1,994	(363)	65,542	(52,275)	67,536	(52,638)
Corporate debt securities	16,643	(1,155)	27,394	(4,036)	44,037	(5,191)

Total debt securities	320,234	(5,714)	469,983	(64,799)	790,217	(70,513)
Equity securities	25,727	(5,802)	9,111	(1,497)	34,838	(7,299)

Total	$345,961	$(11,516)	$479,094	$(66,296)	$825,055	$(77,812)

December 31, 2008
Debt securities
U.S. Treasury bonds	$246	$(4)	$—	$—	$246	$(4)
Municipal bonds	1,149	(8)	20,550	(2,440)	21,699	(2,448)
Foreign bonds	2,798	(1)	6,329	(77)	9,127	(78)
Governmental agency bonds	13,099	(75)	296	(306)	13,395	(381)
Governmental agency mortgage-backed and asset-backed securities	361,154	(10,854)	399,210	(22,371)	760,364	(33,225)
Non-agency mortgage-backed and asset-backed securities	29,263	(19,800)	56,246	(32,388)	85,509	(52,188)
Corporate debt securities	13,568	(1,029)	61,078	(8,766)	74,646	(9,795)

Total debt securities	421,277	(31,771)	543,709	(66,348)	964,986	(98,119)
Equity securities	37,915	(16,248)	23,096	(19,389)	61,011	(35,637)

Total	$459,192	$(48,019)	$566,805	$(85,737)	$1,025,997	$(133,756)

Recent dislocations in the capital and credit markets have resulted in extreme volatility and disruption in the financial markets. These and other factors including the tightening of credit markets, failures of significant financial institutions, declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions, and a general slowdown in economic activity have contributed to decreases in the fair value of the investment portfolio as of June 30, 2009. It is possible that the Company could recognize impairment losses on some securities it owns at June 30, 2009 if future events or information cause the Company to determine that a decline in value is other-than-temporary.

The Company determines the fair value of its debt and equity in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

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

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent brokerdealers. This pricing service, which is a provider of financial market data, analytics and related services to financial institutions, provides management one price for each security. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable. Level 2 also includes non-agency mortgage-backed and asset-backed securities and municipal bonds which are currently not actively traded securities. When the value from an independent pricing service is utilized, management obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage and asset-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. The Company’s validation procedures include assessing the reasonableness of the changes relative to prior periods given the prevailing market conditions, comparison of the prices received from the pricing service to quotes received from other third party sources for securities with market prices that are readily verifiable, changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any adjustments to the results provided by the pricing service.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at June 30, 2009 and December 31, 2008. These securities were classified as Level 2 at June 30, 2009 and December 31, 2008 because the valuation models use observable market inputs in addition to traded prices.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, classified using the SFAS 157 valuation hierarchy:

(in thousands)	Carrying Value as of June 30, 2009	Level 1	Level 2
Debt securities
U.S. Treasury bonds	$34,215	$—	$34,215
Municipal bonds	94,229	—	94,229
Foreign bonds	116,501	—	116,501
Governmental agency bonds	194,679	—	194,679
Governmental agency mortgage-backed and asset-backed securities	1,017,482	—	1,017,482
Non-agency mortgage-backed and asset-backed securities	68,390	—	68,390
Corporate debt securities	83,154	—	83,154

	1,608,650	—	1,608,650

Equity securities
Preferred stocks	43,939	43,939	—
Common stocks	96,253	96,253	—

	140,192	140,192	—

	$1,748,842	$140,192	$1,608,650

(in thousands)	Carrying Value as of December 31, 2008	Level 1	Level 2
Debt securities
U.S. Treasury bonds	$43,006	$—	$43,006
Municipal bonds	79,298	—	79,298
Foreign bonds	100,593	—	100,593
Governmental agency bonds	131,470	—	131,470
Governmental agency mortgage-backed and asset-backed securities	1,172,389	—	1,172,389
Non-agency mortgage-backed and asset-backed securities	85,508	—	85,508
Corporate debt securities	106,056	—	106,056

	1,718,320	—	1,718,320

Equity securities
Preferred stocks	36,913	36,913	—
Common stocks	73,213	73,213	—

	110,126	110,126	—

	$1,828,446	$110,126	$1,718,320

The Company had no securities at June 30, 2009 and December 31, 2008 that were valued at Level 3 of the valuation hierarchy.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

In the first quarter of 2009, the Company adopted the provisions of FSP 115-2 and FSP 124-2 and assessed the unrealized losses in its portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities portfolios. In determining whether a credit loss exists, the Company evaluated individual securities by estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions such as the remaining payment terms of the security, prepayment speeds, default rates, and loss severity on the collateral supporting the security. In developing these assumptions, management utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and the Company’s securities data and market analytic tools. The expected cash flows were discounted using the credit adjusted effective yield to maturity. As a result of management’s security-level review and other economic factors, management has recognized $5.5 million of losses associated with non-agency mortgage-backed and asset-backed securities in the second quarter of 2009, which amount relates to the present value of estimated credit losses on the securities. Non-credit related unrealized losses of $35.3 million related to these securities are included in accumulated other comprehensive loss at June 30, 2009. For discussion of the methodology previously utilized to evaluate the non-agency mortgage-backed and asset-backed securities portfolio refer to Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

When, in the opinion of management, a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities (including estimates of prepayments and credit losses and sensitivity analysis of those estimates), issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the second quarter of 2009, the Company concluded that such evidence was not available on 41 common equity securities and 14 preferred equity securities. Accordingly, an other-than-temporary impairment charge of $15.6 million and $2.2 million, relating to its common and preferred equity securities, respectively, was recorded as a component of net realized investment losses.

In addition, in July 2009, the Company elected to convert its preferred stock in Citigroup Inc. into common stock of that entity under the terms of Citigroup’s publicly announced exchange offer. Based on the terms of the exchange offer and the level at which Citigroup’s common stock was trading, the Company concluded that the investment was other-than-temporarily impaired by $3.5 million. The Company concluded that this was a recognized subsequent event and recorded the impairment loss at June 30, 2009.

Most of the Company’s preferred equity securities are in the financial services sector, which the Company believes to be in a temporary, though potentially protracted, downturn. While the duration of disruption in the financial services sector, and accompanying depressed market values of industry participants’ preferred equity securities, are unknown, the Company believes a full recovery is likely and the Company has the ability and intent to hold the equity preferred securities that are currently in an unrealized loss position until that recovery occurs. The Company believes that the United States government’s adopted policy of stabilizing the financial services sector is an important factor in its determination that the sector will return to a more normal operating environment. The Company also assessed the historic and current credit ratings of the individual issuers, the capital adequacy and anticipated profitability of each issuer, and any changes to the investments’ fair value subsequent to the balance sheet date. Based on these factors, the Company has concluded that none of the individual investments, except those referenced above, were other-than-temporarily impaired as of June 30, 2009.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The following table presents the change in other-than-temporary credit related impairment charges on fixed non-agency mortgage-backed and asset-backed securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss:

(in thousands)
Credit related impairments on non-agency mortgage-backed and asset-backed securities as of December 31, 2008	$—
Credit related impairments not previously recognized	7,770

Credit related impairments on non-agency mortgage-backed and asset-backed securities as of June 30, 2009	$7,770

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2009, is as follows:

(in thousands)	Balance as of December 31, 2008	Acquisitions	Dispositions	Other/ post acquisition adjustments	Balance as of June 30, 2009
Financial Services:
Title Insurance and Services	$700,204	$—	$(6,317)	$3,569	$697,456
Specialty Insurance	44,490	—	—	—	44,490
Information Solutions:
Information and Outsourcing Solutions	649,605	—	—	1,894	651,499
Data and Analytic Solutions	451,626	5,472	—	104	457,202
Risk Mitigation and Business Solutions	748,813	—	—	21,122	769,935

	$2,594,738	$5,472	$(6,317)	$26,689	$2,620,582

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

In accordance with SFAS 142 and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Impairment analyses were not performed in the first six months of 2009 or in any interim period in 2008 other than the fourth quarter as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2009	December 31, 2008
Covenants not to compete	$58,762	$59,884
Customer lists	360,798	359,805
Trademarks and licenses	61,915	61,679

	481,475	481,368
Accumulated amortization	(204,913)	(182,957)

	$276,562	$298,411

Amortization expense for other intangible assets, with definite lives ranging from two to twenty years, was $11.6 million and $23.1 million for the three and six months ended June 30, 2009 and $12.9 million and $25.3 million for the three and six months ended June 30, 2008, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2009	$24,883
2010	$43,450
2011	$39,106
2012	$35,602
2013	$31,957
2014	$18,860

Note 7 – Earnings Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator for basic net income per share:
Net income attributable to The First American Corporation	$70,272	$19,605	$106,297	$48,923
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	—	6	—	17
Subsidiary potential dilutive shares	(20)	(28)	(24)	(25)

Numerator for diluted net income per share	$70,252	$19,583	$106,273	$48,915

Denominator for basic net income per share:
Weighted-average shares	93,260	92,503	93,141	92,252
Effect of dilutive securities:
Employee stock options and restricted stock units	745	680	617	670
Convertible debt	—	22	—	29

Denominator for diluted net income per share	94,005	93,205	93,758	92,951

Basic net income per share	$0.75	$0.21	$1.14	$0.53

Diluted net income per share	$0.75	$0.21	$1.13	$0.53

For the three and six months ended June 30, 2009, 2.4 million and 2.5 million stock options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share due to their antidilutive effect. For both the three and six months ended June 30, 2008, 1.8 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 8 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Expense:
Service Cost	$1,512	$1,900	$3,024	$3,799
Interest Cost	8,666	8,425	17,332	16,851
Expected return on plan assets	(5,038)	(6,229)	(10,077)	(12,458)
Amortization of prior service cost (benefit)	(323)	(323)	(645)	(646)
Amortization of net loss	5,998	3,527	11,996	7,054

	$10,815	$7,300	$21,630	$14,600

The Company contributed $9.6 million to its pension plans in the six months ended June 30, 2009, and expects to contribute an additional $13.5 million during the remainder of 2009. These contributions are both those required by funding

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 9 – Fair Value of Financial Instruments

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

The methodology for determining the fair value of debt and equity securities is discussed in Note 4.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are presented in the following table.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
Financial Assets:
Cash and cash equivalents	$1,022,931	$1,022,931	$934,945	$934,945
Accounts receivable	$537,913	$537,913	$558,946	$558,946
Investments:
Deposits with savings and loan associations and banks	$118,523	$118,523	$182,117	$182,117
Debt securities	$1,608,650	$1,608,650	$1,718,320	$1,718,320
Equity securities	$140,192	$140,192	$110,126	$110,126
Other long-term investments	$378,802	$378,802	$371,157	$371,157
Loans receivable, net	$152,494	$158,403	$151,692	$167,532
Financial Liabilities:
Demand deposits	$1,167,857	$1,167,857	$1,298,221	$1,298,602
Accounts payable and accrued liabilities	$890,973	$890,973	$994,093	$994,093
Notes payable and contracts	$833,553	$778,710	$868,274	$778,009
Deferrable interest subordinated notes	$100,000	$103,915	$100,000	$102,054

Note 10 – Share-Based Compensation

The Company currently utilizes RSUs as its share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs receive dividend RSUs having the same vesting requirements as the RSUs initially granted.

The following table sets forth the share-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Stock options	$420	$178	$876	$682
Restricted stock units	3,113	3,345	11,460	7,478
Employee stock purchase plan	202	282	429	707

	$3,735	$3,805	$12,765	$8,867

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s publicly traded subsidiary, First Advantage Corporation and the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $2.3 million and $4.5 million for the three and six months ending as of June 30, 2009, respectively, and $3.1 million and $5.8 million for the three and six months ending as of June 30, 2008.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

RSU activity for the six months ended June 30, 2009, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Restricted stock units unvested at December 31, 2008	981	$37.32
Granted during 2009	987	$25.43
Vested during 2009	(248)	$37.50
Forfeited during 2009	(14)	$34.36

Restricted stock units unvested at June 30, 2009	1,706	$30.43

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term )	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2008	3,050	$30.59
Exercised during 2009	(111)	$16.68
Forfeited during 2009	(53)	$34.37

Balance at June 30, 2009	2,886	$31.06	4.5	$6,969

Vested and expected to vest at June 30, 2009	2,875	$31.00	4.5	$6,969

Exercisable at June 30, 2009	2,432	$29.20	4.2	$6,969

Note 11 – Business Combinations

During the six months ended June 30, 2009, the Company completed two acquisitions. These acquisitions were not material, individually or in the aggregate. Of these two acquisitions, one has been included in the Company’s data and analytic solutions segment and one in the information and outsourcing solutions segment. The aggregate purchase price for the acquisitions was $7.1 million in cash. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the two acquisitions, the Company recorded approximately $5.5 million of goodwill and $0.3 million of intangible assets with finite lives.

During the six months ended June 30, 2009, the Company purchased the remaining noncontrolling interests in four companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $5.1 million in cash.

On June 26, 2009, the Company made an offer to acquire the issued and outstanding common stock of its publicly traded subsidiary, First Advantage Corporation (“First Advantage”). Under the terms of the offer, First Advantage’s shareholders would receive, at a fixed exchange ratio, 0.5375 of a share of First American common stock for each share of First Advantage common stock. The proposed exchange ratio represents an offer price of $14.04 per share and a 10.2 percent premium to First Advantage’s stock price, based on First American’s and First Advantage’s closing stock prices on Friday, June 26, 2009. First American’s proposed acquisition is subject to customary conditions, including the execution of a definitive agreement and the receipt of necessary approvals.

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

Note 12 – Segment Information

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

•

Specialty Insurance: The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. Home warranty services are provided in 34 states throughout the United States and the District of Columbia. Property and casualty insurance is offered in 43 states.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes and noncontrolling interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$935,345	$62,183	$16,246	$4,838
Specialty Insurance	64,402	1,312	865	1,131

	999,747	63,495	17,111	5,969

Information Solutions:
Information and Outsourcing Solutions	259,747	64,592	6,027	923
Data and Analytic Solutions	133,016	28,979	15,259	4,703
Risk Mitigation and Business Solutions	177,967	21,697	10,886	4,526

	570,730	115,268	32,172	10,152

	1,570,477	178,763	49,283	16,121
Corporate	(599)	(26,350)	2,324	428
Eliminations	(32,496)	—	(75)	—

	$1,537,382	$152,413	$51,532	$16,549

For the three months ended June 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and noncontrolling interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,107,561	$(1,022)	$20,486	$9,263
Specialty Insurance	76,537	8,685	819	1,927

	1,184,098	7,663	21,305	11,190

Information Solutions:
Information and Outsourcing Solutions	193,863	45,037	6,307	6,053
Data and Analytic Solutions	137,543	24,622	16,821	7,693
Risk Mitigation and Business Solutions	196,644	20,950	11,341	7,874

	528,050	90,609	34,469	21,620

	1,712,148	98,272	55,774	32,810
Corporate	2,002	(34,663)	3,929	814
Eliminations	(29,099)	—	—	—

	$1,685,051	$63,609	$59,703	$33,624

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

For the six months ended June 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes and noncontrolling interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$1,727,338	$62,355	$33,783	$11,847
Specialty Insurance	134,618	9,424	1,820	2,545

	1,861,956	71,779	35,603	14,392

Information Solutions:
Information and Outsourcing Solutions	466,618	120,500	11,626	2,974
Data and Analytic Solutions	265,080	56,488	29,959	7,870
Risk Mitigation and Business Solutions	381,156	40,376	21,565	9,656

	1,112,854	217,364	63,150	20,500

	2,974,810	289,143	98,753	34,892
Corporate	2,380	(53,717)	4,856	428
Eliminations	(61,996)	—	(75)	—

	$2,915,194	$235,426	$103,534	$35,320

For the six months ended June 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes and noncontrolling interests	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,181,375	$6,196	$39,104	$22,972
Specialty Insurance	152,618	17,175	1,450	4,100

	2,333,993	23,371	40,554	27,072

Information Solutions:
Information and Outsourcing Solutions	390,558	93,682	12,293	11,445
Data and Analytic Solutions	274,748	44,480	34,781	18,321
Risk Mitigation and Business Solutions	400,264	43,088	21,786	18,762

	1,065,570	181,250	68,860	48,528

	3,399,563	204,621	109,414	75,600
Corporate	597	(71,438)	7,812	1,855
Eliminations	(55,984)	—	—	—

	$3,344,176	$133,183	$117,226	$77,455

Note 13 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company maintained a reserve for these lawsuits totaling $16.6 million at June 30, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $1.1 million at June 30, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 14 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	June 30, 2009		December 31, 2008
Known title claims	$226,756	17.3%	$234,311	17.3%
IBNR	1,009,351	77.0%	1,035,779	76.4%

Total title claims	1,236,107	94.3%	1,270,090	93.7%
Non-title claims	74,417	5.7%	85,302	6.3%

Total loss reserves	$1,310,524	100.0%	$1,355,392	100.0%

Note 15 – Income Taxes

As of June 30, 2009, the liability for income taxes associated with uncertain tax positions was $29.3 million. This liability can be reduced by $4.1 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $25.2 million, if recognized, would favorably affect the company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2009, the Company had accrued $5.5 million of interest (net of tax benefit) and penalties related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statutes of limitation for the assessment of taxes. The Company estimates that decreases in unrecognized tax benefits within the next 12 months will total approximately $8 million.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 36.8% for the six months ended June 30, 2009 and 36.8% for the same period of the prior year. The decrease in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and the effect of interest and penalties recognized in the quarter relating to FIN 48.

Note 16 – Stockholders’ Equity

The Company has a plan authorizing the repurchase of $800.0 million of its common shares. Under the plan, which has no expiration date, the Company has repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

Note 17 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

For the three months ended June 30, 2009:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at March 31, 2009	$(81,158)	$(33,984)	$(191,893)	$(307,035)
Pretax change	71,899	22,152	5,801	99,852
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in net realized investment gains (losses)	5,417	—	—	5,417
Tax effect	(24,170)	—	(2,030)	(26,200)

Balance at June 30, 2009	$(28,012)	$(11,832)	$(188,122)	$(227,966)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

For the six months ended June 30, 2009:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(77,062)	$(29,407)	$(195,500)	$(301,969)
Pretax change	72,676	17,575	11,350	101,601
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in net realized investment gains (losses)	(1,845)	—	—	(1,845)
Tax effect	(21,781)	—	(3,972)	(25,753)

Balance at June 30, 2009	$(28,012)	$(11,832)	$(188,122)	$(227,966)

Allocated to The First American Corporation	$(30,035)	$(3,079)	$(188,122)	$(221,236)
Allocated to noncontrolling interests	2,023	(8,753)	—	(6,730)

Balance at June 30, 2009	$(28,012)	$(11,832)	$(188,122)	$(227,966)

Note 18 – Pending Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards CodificationTM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the Company’s consolidated financial statements.

Note 19 – Subsequent Events

In June 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is modeled after the subsequent event guidance in auditing literature, with some terminology changes and additional required disclosures. Subsequent events have been reviewed through July 30, 2009, the date of issuance of these financial statements. See Note 4 for discussion regarding losses on a preferred equity security due to a subsequent event. There were no other subsequent events requiring adjustment to or disclosure in the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

The Company has adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of FAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). Effective January 1, 2009, the Company adopted the provisions of SFAS 141(R). This statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The adoption of SFAS 141(R) had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-a”). The FASB carried forward the requirements in SFAS 141, for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. FSP 141(R)-a had the same effective date as SFAS 141(R), and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of SFAS 141(R)-a had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The Company adopted the provisions of SFAS 160 effective January 1, 2009. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively. Except for the required presentation and disclosures, the adoption of SFAS 160 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP 115-2 and FSP 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt FSP 115-2 and FSP 124-2 in the first quarter of 2009. See the discussion in Note 4 regarding the impact of adoption.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company elected to adopt FSP 157-4 in the first quarter of 2009. The adoption of FSP 157-4 had no material impact on the Company’s consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”) on Other-Than-Temporary Impairments. SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5. M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 in the first quarter of 2009. SAB 111 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 107-1 in the second quarter of 2009. Except for the disclosure requirements, the adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company has adopted SFAS 165 in the second quarter of 2009. Except for the disclosure requirements, the adoption of SFAS 165 had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards CodificationTM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the Company’s consolidated financial statements.

OVERVIEW

Corporate Update

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

The Company continues to proceed with preparations for the anticipated separation, and to monitor market conditions, and currently expects the separation to occur during the first half of 2010.

Declines in real estate prices, as well as a continued tightening of mortgage credit for non-conforming loans and decreases in general economic conditions continue to impact the demand for many of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers in many of the segments in which the Company operates; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity. Additionally, the Company sees continued stress in the commercial real estate market. This may result in the instability or failure of developers and other participants in the commercial real estate business, which increases the probability of claims on commercial title insurance policies issued or reinsured by the Company.

Results of Operations

Summary of Second Quarter

The dollar amount of mortgage originations increased 62.0% in the second quarter of 2009, when compared with the same period of the prior year according to the Mortgage Bankers Association’s July 10, 2009, Long-term Mortgage Finance Forecast (the “MBA Forecast”). This increase in mortgage originations reflected a relatively strong refinance market. According to the MBA Forecast, the dollar amount of refinance originations increased 123.4% in the second quarter of 2009 when compared with the same quarter of the prior year, while purchase originations remained relatively flat. However, as a result of the relatively soft commercial real estate market, depressed international real estate activity, and declining home values, operating revenues for the Company’s financial services group decreased 16.3% in the second quarter 2009 when compared with the same period of the prior year.

Growth in default-related revenues, revenues from origination-related products and the relatively consistent revenues generated by subscription-based businesses, resulted in operating revenues for the information solutions group increasing 6.1% in the second quarter 2009 when compared with the same period of the prior year. On a consolidated basis, operating revenues decreased 9.9% in the second quarter 2009 when compared with the same period of the prior year.

During the second quarter, the Company concluded that $17.8 million of unrealized losses on investments in preferred and common equity securities were other-than-temporary and recorded realized investment losses for that amount.

Total expenses for the Company, before income taxes, decreased 14.6% for the three months ended June 30, 2009, when compared with the same period of the prior year. For the financial services group, the decrease was 20.4%, with a partial offsetting increase of 4.1% at the information solutions group. The benefits from cost saving initiatives at the information solutions group were partially offset by increased costs of goods sold associated with the increased default-related and lead generation revenues. The Company-wide decrease in total expenses in the second quarter 2009 primarily reflected a decline in title insurance agent retention due in large part to the decline in title insurance agent revenues, reductions in employee compensation expense, primarily reflecting employee reductions, a decline in other operating expenses due to overall cost-containment programs and a reduction in claims expense.

Net income attributable to the Company for the three months ended June 30, 2009, was $70.3 million, or $0.75 per diluted share, compared with $19.6 million, or $0.21 per diluted share for the same period of the prior year.

FINANCIAL SERVICES GROUP

The Company expects that the uncertainty in the real estate and mortgage markets will continue to impact many of the financial services group’s lines of business. However, certain governmental programs and a relatively low interest rate environment have, to some extent, provided an improved operating environment. The financial services group is maintaining its focus on controlling costs by centralizing agency and administrative functions, optimizing management structure and rationalizing its brand strategy. The financial services group plans to continue these efforts where appropriate. In addition, the financial services group will continue to scrutinize the profitability of its agency relationships, to increase its offshore leverage and to develop new sales opportunities. Beginning at the end of 2008, the title insurance and services segment also initiated an effort to optimize its claims handling process through, among other things, the centralization of claims handling, enhanced corporate control over the claims process and claims process standardization.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Direct operating revenues	$570,446	$633,561	$(63,115)	(10.0)	$1,031,202	$1,205,261	$(174,059)	(14.4)
Agent operating revenues	351,047	475,640	(124,593)	(26.2)	649,367	932,096	(282,729)	(30.3)
Investment and other income	29,377	37,782	(8,405)	(22.2)	60,804	82,810	(22,006)	(26.6)
Net realized investment (losses) gains	(15,525)	(39,422)	23,897	60.6	(14,035)	(38,792)	24,757	63.8

	935,345	1,107,561	(172,216)	(15.5)	1,727,338	2,181,375	(454,037)	(20.8)

Expenses
Salaries and other personnel costs	283,476	345,011	(61,535)	(17.8)	551,276	693,742	(142,466)	(20.5)
Premiums retained by agents	278,604	377,062	(98,458)	(26.1)	518,163	741,113	(222,950)	(30.1)
Other operating expenses	223,045	280,755	(57,710)	(20.6)	429,185	530,883	(101,698)	(19.2)
Provision for policy losses and other claims	59,897	70,372	(10,475)	(14.9)	109,237	133,872	(24,635)	(18.4)
Depreciation and amortization	16,246	20,486	(4,240)	(20.7)	33,783	39,104	(5,321)	(13.6)
Premium taxes	7,593	11,171	(3,578)	(32.0)	14,273	22,114	(7,841)	(35.5)
Interest	4,301	3,726	575	15.4	9,066	14,351	(5,285)	(36.8)

	873,162	1,108,583	(235,421)	(21.2)	1,664,983	2,175,179	(510,196)	(23.5)

Income (loss) before income taxes	$62,183	(1,022)	$63,205	6,184.4	$62,355	$6,196	$56,159	906.4

Margins	6.6%	(0.1)%	6.7%	7,304.7	3.6%	0.3%	3.3%	1,170.9

Operating revenues from direct title operations were $570.4 million and $1,031.2 million for the three and six months ended June 30, 2009, respectively, decreases of $63.1 million, or 10.0%, and $174.1 million, or 14.4%, when compared with the respective periods of the prior year. These decreases were due to a decline in the average revenues per order closed, offset by an increase in the number of title orders closed by the Company’s direct operations. The average revenues per order closed were $1,302 and $1,277 for the three and six months ended June 30, 2009, respectively, decreases of 17.6% and 16.2% when compared with the respective periods of the prior year. These decreases reflected the relatively soft commercial and international real estate markets, as well the increased mix of lower-premium refinance transactions. The Company’s direct operations closed 438,100 and 807,300 title orders during the current three and six month periods, respectively, increases of 9.2% and 2.1% when compared with the respective periods of the prior year. These increases were primarily due to the relatively strong refinance market.

Operating revenues from agency operations were $351.0 million and $649.4 million for the three and six months ended June 30, 2009, respectively, decreases of $124.6 million, or 26.2%, and $282.7 million, or 30.3%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. These decreases were primarily due to the same factors impacting direct operations and the cancellation of certain agency relationships. Management continued to analyze the terms and profitability of its title agent relationships and is working to amend certain agency agreements.

Total operating revenues for the title insurance segment contributed by new acquisitions were $4.4 million and $7.8 million for the three and six months ended June 30, 2009, respectively.

Investment and other income totaled $29.4 million and $60.8 million for the three and six months ended June 30, 2009, respectively, decreases of $8.4 million, or 22.2%, and $22.0 million, or 26.6%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. These decreases primarily reflected declining yields earned from the Company’s investment portfolio, a decrease in interest earned on certain escrow deposits and decreased net interest income at the Company’s trust division.

The Company’s net realized investment losses totaled $15.5 million and $14.0 million for the three and six months ended June 30, 2009, respectively. The Company’s net realized investment losses totaled $39.4 million and $38.8 million for the three and six months ended June 30, 2008, respectively. The current three and six-month period totals included $19.3 million and $21.5 million impairment losses taken on certain debt, preferred equity and common equity securities. These losses were offset in part by realized gains on the sales of certain investments. The prior three and six-month period losses were primarily driven by a $37.3 million write-down taken to reflect the permanent impairment of one of the title segment’s long-term investments.

Salaries and other personnel costs for the title insurance segment were $283.5 million and $551.3 million for the three and six months ended June 30, 2009, respectively, decreases of $61.5 million, or 17.8%, and $142.5 million, or 20.5%, when compared with the respective periods of the prior year. Total salaries and other personnel for the title insurance segment contributed by new acquisitions were $1.8 million and $3.4 million for the three and six months ended June 30, 2009, respectively. These decreases were primarily due to a reduction in base salary expense and bonus expense resulting from staff reductions. Staff reductions were approximately 3,050 since the end of the second quarter 2008. Employee separation costs included in salaries and other personnel costs for the current quarter totaled $1.7 million.

Agents retained $278.6 million and $518.2 million of title premiums generated by agency operations for the three and six months ended June 30, 2009, which compares with $377.1 million and $741.1 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.4% and 79.8% for the three and six months ended June 30, 2009, up from 79.3% and 79.5% for the same periods of the prior year. This change primarily was due to increases in activity with agents operating in regions with less favorable premium splits.

Other operating expenses for the title insurance and services segment were $223.0 million and $429.2 million for the three and six months ended June 30, 2009, respectively, decreases of $57.7 million, or 20.6%, and $101.7 million, or 19.2%, when compared with the same periods of the prior year. Acquisitions contributed $2.3 million and $4.0 million to other operating expenses for the three and six months ended June 30, 2009, respectively. The decreases in other operating expenses were primarily due to a decline in title production costs associated with the decline in open orders, lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs.

The provision for title insurance policy losses as a percentage of title insurance operating revenues was 6.5% for the current six-month period and 6.3% for the same period of the prior year. The current period rate reflects the expected claims experience for policy year 2009, with no reserve estimate adjustments required for prior policy years.

Premium taxes were $14.3 million and $22.1 million for the six months ended June 30, 2009 and 2008, respectively. Premium taxes as a percentage of operating revenues were 0.8% and 1.0% for the current six-month period and for the same period of the prior year, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins were 6.6% and 3.6% for the three and six-month period ending June 30, 2009, compared with (0.1)% and 0.3% for the three and six-month period ending June 30, 2008, respectively.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$67,350	$72,573	$(5,223)	(7.2)	$134,442	$144,180	$(9,738)	(6.8)
Investment and other income	3,348	3,848	(500)	(13.0)	6,875	8,068	(1,193)	(14.8)
Net realized investment (losses) gains	(6,296)	116	(6,412)	NM	(6,699)	370	(7,069)	NM

	64,402	76,537	(12,135)	(15.9)	134,618	152,618	(18,000)	(11.8)

Expenses
Salaries and other personnel costs	14,213	15,608	(1,395)	(8.9)	27,973	29,908	(1,935)	(6.5)
Other operating expenses	10,961	12,009	(1,048)	(8.7)	23,670	24,664	(994)	(4.0)
Provision for policy losses and other claims	35,984	38,317	(2,333)	(6.1)	69,578	77,249	(7,671)	(9.9)
Depreciation and amortization	865	819	46	5.6	1,820	1,450	370	25.5
Premium taxes	1,057	1,099	(42)	(3.8)	2,143	2,172	(29)	(1.3)
Interest	10	—	10	—	10	—	10	NM

	63,090	67,852	(4,762)	(7.0)	125,194	135,443	(10,249)	(7.6)

Income (loss) before income taxes	$1,312	$8,685	$(7,373)	(84.9)	$9,424	$17,175	$(7,751)	(45.1)

Margins	2.0%	11.3%	(9.3)%	(82.0)	7.0%	11.3%	(4.3)%	(37.8)

Operating revenues for the specialty insurance segment were $67.4 million and $134.4 million for the three and six months ended June 30, 2009, respectively, decreases of $5.2 million, or 7.2% and $9.7 million, or 6.8%, when compared with the same periods of the prior year. These decreases primarily reflected a decline in business volume impacting both the property and casualty insurance division and the home warranty division.

Investment and other income for the segment totaled $3.3 million and $6.9 million for the three and six months ended June 30, 2009, respectively, decreases of $0.5 million, or 13.0% and $1.2 million, or 14.8%, when compared with the same periods of the prior year. These decreases primarily reflected the decreased yields earned from the investment portfolio.

Net realized investment losses for the specialty insurance segment totaled $6.3 million and $6.7 million for the three and six months ended June 30, 2009, respectively, compared with net realized investment gains of $0.1 million and $0.4 million for the respective periods of the prior year. The current three and six month period totals included $6.3 million impairment losses taken on certain debt, preferred equity and common equity securities.

Personnel and other operating expenses were $25.2 million and $51.6 million for the three and six months ended June 30, 2009, respectively, decreases of $2.4 million, or 8.8%, and $2.9 million, or 5.4%, when compared with the same periods of the prior year. These decreases primarily reflected staff reductions as well as other cost containment programs.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 55.6% for the current six-month period and 54.4% for the same period of the prior year. The increase in rate was primarily due to an increase in contractor and supplier claims coupled with reduced operating revenues. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 45.9% for the current six-month period, a decrease when compared with 52.4% for the same period of the prior year. This decrease was primarily due to a decline in core or routine losses.

Premium taxes were $2.1 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. Premium taxes as a percentage of operating revenues were 1.6% and 1.5% for the current six-month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three and six-month periods of 2009 were 2.0% and 7.0%, down from 11.3% for the comparable periods of the prior year.

INFORMATION SOLUTIONS

The Company expects that the uncertainty in the overall economy, including unemployment as well as the real estate and mortgage markets, will continue to impact many of the information solutions group’s lines of business. However, the recently announced governmental programs and relatively low interest rate environment have, to some extent, provided an improved operating environment, although the sustainability of these improvements is unclear. The information solutions group is maintaining its focus on controlling costs by consolidating/exiting facilities, centralizing administrative functions, increasing its offshore leverage, streamlining its management structure and improving the level of process automation. The information solutions group plans to continue these efforts where appropriate. In addition, the information solutions group will continue to focus on increasing its offshore leverage, developing new products and service offerings to meet the changing market needs and aggressively pursuing opportunities for market share growth present within the marketplace.

Information and Outsourcing Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$239,951	$180,322	$59,629	33.1	$428,032	$361,664	$66,368	18.4
Investment and other income	20,173	13,540	6,633	49.0	39,277	28,932	10,345	35.8
Net realized investment (losses) gains	(377)	1	(378)	NM	(691)	(38)	(653)	NM

	259,747	193,863	65,884	34.0	466,618	390,558	76,060	19.5

Expenses
Salaries and other personnel costs	51,426	50,332	1,094	2.2	99,171	103,416	(4,245)	(4.1)
Other operating expenses	130,635	87,658	42,977	49.0	223,428	173,525	49,903	28.8
Provision for policy losses and other claims	8,613	6,048	2,565	42.4	14,947	10,592	4,355	41.1
Depreciation and amortization	6,027	6,307	(280)	(4.4)	11,626	12,293	(667)	(5.4)
Interest	(1,546)	(1,519)	(27)	(1.8)	(3,054)	(2,950)	(104)	(3.5)

	195,155	148,826	46,329	31.1	346,118	296,876	49,242	16.6

Income (loss) before income taxes	$64,592	$45,037	$19,555	43.4	$120,500	$93,682	$26,818	28.6

Margins	24.9%	23.2%	1.6%	7.0	25.8%	24.0%	1.8%	7.7

The information and outsourcing solutions segment had total operating revenues of $240.0 million and $428.0 million, increases of $59.6 million, or 33.1% and $66.4 million, or 18.4% for the three and six months ended June 30, 2009 respectively, when compared with the same periods of the prior year. Excluding acquisition activity, information and outsourcing solutions operating revenues increased $22.0 million, or 12.2%, and $28.8 million, or 8.0%, in the current three and six-month periods. The current period acquisition related to the Company’s acquisition of the previously un-owned equity in a national joint venture. These increases primarily reflected market share gains in many lines of business, an increase in volume at the appraisal and the default-related businesses due to the higher level of increased loan loss mitigation and foreclosure related activity occurring in the market. There were also increased sales at flood and tax service due to the increase in mortgage originations in the second quarter, (with a higher percentage of revenues coming from refinancing, leading to an overall lower average revenue per transaction), as well as increased appraisal revenues due to the recently implemented Home Valuation Code of Conduct. The information and outsourcing solutions segment provides services at different stages of the loan origination cycle, with revenues from valuation and flood certifications occurring earlier in the origination cycle and with tax service revenues generally being recognized after the loan has been closed by the lender. As a result, the tax service revenues for this segment typically lag the normal loan origination cycle.

Information and outsourcing solutions investment and other income was $20.2 million and $39.3 million for the three and six months ended June 30, 2009, increases of $6.6 million, or 49.0%, and $10.3 million, or 35.8%, when compared with the same periods of the prior year. The increases in investment income primarily reflect the continued strong results of the segment’s national joint ventures.

Information and outsourcing solutions salaries and other personnel were $51.4 million and $99.2 million for the three and six months ended June 30, 2009, an increase of $1.1 million, or 2.2% when compared with the same quarter of the prior year, and a decrease of $4.3 million, or 4.1%, when compared with the same period of the prior year. Acquisitions contributed $1.9 million to salaries and other personnel costs for the three and six months ended June 30, 2009, respectively. Excluding acquisition activity, information and outsourcing solutions salaries and other personnel costs decreased $0.8 million, or 1.5%, and $6.1 million, or 5.9%, in the current three and six-month periods. The decrease was primarily due to general expense reductions actions taken throughout 2008 and early 2009 and continued off shoring initiatives. The reductions were offset in part by increased expenses at the appraisal and default-related businesses due to increased revenues at those entities due to the current market conditions as well as hiring at the servicing-related businesses to effectively service the increased volumes arising from the higher levels of originations and new client wins.

Information and outsourcing solutions other operating expenses were $130.6 million and $223.4 million for the three and six months ended June 30, 2009, increases of $43.0 million, or 49.0%, and $49.9 million, or 28.8%, when compared with the same periods of the prior year. Acquisitions contributed $30.9 million to other operating expenses for the three and six months ended June 30, 2009. Excluding acquisition activity, information and outsourcing solutions other operating expenses increased $12.0 million, or 13.7%, and $19.0 million, or 10.9%, in the current three and six-month periods. The increases were primarily driven by higher cost of goods sold associated with the higher volume of appraisal and default-related revenues, which offset the impact of the 2008 cost savings initiatives. Excluding the increase in cost of goods sold of $42.5 million, other operating expenses for the segment were up 4.3% in the current year with increased bad debt expense and other variable costs of sales offsetting the impact of the cost saving initiatives implemented by management.

Information and outsourcing solutions provision for policy losses and other claims increased 42.4% and 41.1% for the three and six months periods ending June 30, 2009, when compared with the same periods of the prior year. The current year increases in the provision for policy losses and other claims was driven by an increase in claims associated with the segment’s tax service outsourcing business. Management does not anticipate the level of increases in claims to be recurring in future periods.

Most of the businesses included in the information and outsourcing solutions segment are database intensive, with a relatively high proportion of fixed costs. This segment’s tax service, appraisal and default-related businesses, in contrast, are less database intensive and, thus, have a higher level of variable costs. Profit margins generally increase as revenues increase. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. The information and outsourcing solutions segment had pre-tax margins for the current three and six-month periods of 24.9% and 25.8%, up from 23.2% and 24.0% margins for the prior year three and six-month periods, respectively. The margins were impacted by an increase in revenues from legacy businesses and a decrease in controllable costs within the segment relative to 2008, offset slightly by growth in several valuation and default-related products which have lower associated margins.

Data and Analytic Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$129,748	$136,821	$(7,073)	(5.2)	$261,654	$272,480	$(10,826)	(4.0)
Investment and other income	1,210	739	471	63.7	1,610	2,223	(613)	(27.6)
Net realized investment gains (losses)	2,058	(17)	2,075	NM	1,816	45	1,771	NM

	133,016	137,543	(4,527)	(3.3)	265,080	274,748	(9,668)	(3.5)

Expenses
Salaries and other personnel costs	70,559	76,965	(6,406)	(8.3)	140,213	156,620	(16,407)	(10.5)
Other operating expenses	16,623	17,166	(543)	(3.2)	35,204	34,870	334	1.0
Provision for policy losses and other claims	122	146	(24)	(16.4)	245	269	(24)	(8.9)
Depreciation and amortization	15,259	16,821	(1,562)	(9.3)	29,959	34,781	(4,822)	(13.9)
Interest	1,474	1,823	(349)	(19.1)	2,971	3,728	(757)	(20.3)

	104,037	112,921	(8,884)	(7.9)	208,592	230,268	(21,676)	(9.4)

Income (loss) before income taxes	$28,979	$24,622	$4,357	17.7	$56,488	$44,480	$12,008	27.0

Margins	21.8%	17.9%	3.9%	21.7	21.3%	16.2%	5.1%	31.6

Operating revenues for the data and analytic solutions segment were $129.7 million and $261.7 million for the three and six months ended June 30, 2009, respectively, decreases of $7.1 million, or 5.2%, and $10.8 million, or 4.0%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. Revenues associated with sales of property information as well as analytic products were down relative to the same period in the prior year. These decreases were primarily due to the continued deterioration of the segment’s customer base (primarily mortgage originators) due to economic conditions, the ongoing tightening of the credit markets, and the higher cancellation rate from clients on subscription revenues. Also contributing to the decrease in revenues were deferred buying decisions by many of the segment’s investor clients who were waiting for clarity on what role the government would be playing in the mortgage finance field going forward; recent clarity on this topic is expected to provide sources of increased revenues going forward. These decreases were offset in part by increased demand for title and document products due to improved loan origination activity.

Data and analytic solutions salaries and other personnel were $70.6 million and $140.2 million for the three and six months ended June 30, 2009, respectively, decreases of $6.4 million, or 8.3%, and $16.4 million, or 10.5%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. The decreases were driven by a 3% decrease in domestic headcount relative to the prior year due to management’s cost containment initiatives implemented in 2008 and year-to-date in 2009.

Data and analytic solutions other operating expenses were $16.6 million and $35.2 million for the three and six months ended June 30, 2009, respectively, a decrease of $0.5 million, or 3.2%, for the current three-month period and an increase of $0.3 million, or 1.0%, for the current six-month period when compared with the same periods of the prior year. The improvements generated by management’s cost containment initiatives were offset in part by increased foreign currency translation adjustments related to the India operations and a decrease in the amount of other operating expenses that are capitalized data acquisition costs.

Depreciation and amortization expense decreased $1.6 million, or 9.3%, and $4.8 million, or 13.9%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year due to a one-time adjustment recorded in 2008 related to capitalized software, offset in the second quarter of 2009 by a write-off of software of approximately $624,000 which arose due to cessation of a product.

Most of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decrease. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margins for the current three and six-month periods of 2009 were 21.8% and 21.3%, respectively, up from the 17.9% and 16.2% margins for the prior year three and six-month periods. The impact of the lower revenues was offset by the impact of cost savings initiatives implemented in 2008 and year-to-date in 2009, resulting in the improved margins in 2009 relative to 2008.

Risk Mitigation and Business Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$174,870	$196,141	$(21,271)	(10.8)	$374,484	$400,555	$(26,071)	(6.5)
Investment and other income	3,209	2,404	805	33.5	6,826	5,533	1,293	23.4
Net realized investment (losses) gains	(112)	(1,901)	1,789	94.1	(154)	(5,824)	5,670	97.4

	177,967	196,644	(18,677)	(9.5)	381,156	400,264	(19,108)	(4.8)

Expenses
Salaries and other personnel costs	48,149	64,922	(16,773)	(25.8)	101,364	133,793	(32,429)	(24.2)
Other operating expenses	96,942	98,356	(1,414)	(1.4)	217,182	200,096	17,086	8.5
Depreciation and amortization	10,886	11,341	(455)	(4.0)	21,565	21,786	(221)	(1.0)
Interest	293	1,075	(782)	(72.7)	669	1,501	(832)	(55.4)

	156,270	175,694	(19,424)	(11.1)	340,780	357,176	(16,396)	(4.6)

Income (loss) before income taxes	$21,697	$20,950	747	3.6	$40,376	$43,088	(2,712)	(6.3)

Margins	12.2%	10.7%	1.5%	14.4	10.6%	10.8%	(0.2)%	(1.6)

Risk mitigation and business solutions operating revenues were $174.9 million and $374.5 million for the three and six months ended June 30, 2009, respectively, decreases of $21.3 million, or 10.8%, and $26.1 million, or 6.5%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. The overall decrease in service revenue is directly related to the downturn in domestic and international hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown, which lead to declines in revenues in the credit, employer, multi-family and investigative/ litigation support lines of business. These declines were offset to an extent by increased revenues in 2009 due to improvements in the segment’s lead generation business.

Risk mitigation and business solutions investment and other income totaled $3.2 million and $6.8 million for the three and six months ended June 30, 2009, respectively, increases of $0.8 million, or 33.5%, and $1.3 million, or 23.4%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year.

Risk mitigation and business solutions net realized investment losses totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, decreases of $1.8 million, or 94.1%, and $5.7 million, or 97.4%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. Prior year losses were mainly attributed to losses associated with the segment’s discontinued operations.

Risk mitigation and business solutions salaries and other personnel costs were $48.1 million and $101.4 million for the three and six months ended June 30, 2009, respectively, decreases of $16.8 million, or 25.8%, and $32.4 million, or 24.2%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. The overall decrease in salaries and other personnel expenses was attributed to strategic reductions in employees, office consolidations, a decline in compensation related to revenue and profitability and a reduction in 401(k) match expense.

Risk mitigation and business solutions other operating expenses were $96.9 million and $217.2 million for the three and six months ended June 30, 2009, respectively, a decrease of $1.4 million, or 1.4%, for the current three-month period and an increase of $17.1 million, or 8.5%, for the current six-month period when compared with the same periods of the prior year. The overall decrease in other operating expenses was primarily attributed to office consolidations and general cost reduction measures. Offsetting these improvements were higher cost of goods sold related to higher revenues in the lead generation business and bad debt expense associated with the lead generation business. Excluding the increase in cost of goods sold of $32.4 million, other operating expenses were down 7.7% in the current year due to the recognized benefits from the 2008 and 2009 cost containment initiatives.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins for the current three and six-month periods of 2009 were 12.2% and 10.6%, respectively, compared with the 10.7% and 10.8% for the prior year three and six-month periods.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Investment and other (losses) income	$908	$792	$116	14.6	$3,346	$2,247	$1,099	48.9
Gain on stock issued by a subsidiary	—	1,325	(1,325)	(100.0)	—	1,325	(1,325)	(100.0)
Net realized investment (losses) gains	(1,507)	(115)	(1,392)	NM	(966)	(2,975)	2,009	67.5

	(599)	2,002	(2,601)	(129.9)	2,380	597	1,783	298.7

Expenses
Salaries and other personnel costs	8,120	10,062	(1,942)	(19.3)	18,806	23,035	(4,229)	(18.4)
Other operating expenses	1,295	9,546	(8,251)	(86.4)	4,612	17,001	(12,389)	(72.9)
Depreciation and amortization	2,324	3,929	(1,605)	(40.9)	4,856	7,812	(2,956)	(37.8)
Interest	14,012	13,128	884	6.7	27,823	24,187	3,636	15.0

	25,751	36,665	(10,914)	(29.8)	56,097	72,035	(15,938)	(22.1)

Loss before income taxes	$(26,350)	$(34,663)	$8,313	24.0	$(53,717)	$(71,438)	$17,721	24.8

Corporate total salaries and other personnel costs and other operating expenses totaled $9.4 million and $23.4 million for the three and six months ended June 30, 2009, respectively, decreases of $10.2 million, or 52.0%, and $16.6 million, or 41.5%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. These decreases were primarily due to changes in technology initiatives, salary reductions, employee reductions and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company.

Interest expense was $14.0 million and $27.8 million for the three and six months ended June 30, 2009, respectively, increases of $0.9 million, or 6.7%, and $3.6 million, or 15.0%, for the three and six months ended June 30, 2009, when compared with the respective periods of the prior year. Interest expense includes interest associated with inter-company notes issued to the home warranty business (a component of the specialty insurance segment) and the title insurance business. These amounts totaled $2.8 million and $5.7 million for the three and six months ended June 30, 2009, respectively, and $2.6 million and $3.6 million for the three and six months ended June 30, 2008, respectively. Excluding inter-company interest expense, corporate interest expense for the six months ended June 30, 2009 increased relative to the prior periods due to incremental draws on the Company’s credit facility made during 2008. There were no draws made during the current quarter. The inter-company interest expense at the corporate level and related interest income which is included in the title insurance and specialty insurance segments are eliminated in the consolidated financial statements.

Eliminations

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$(29,613)	$(26,510)	$(3,103)	(11.7)	$(56,213)	$(52,419)	$(3,794)	(7.2)
Investment and other income	(2,883)	(2,589)	(294)	(11.4)	(5,783)	(3,565)	(2,218)	(62.2)

	(32,496)	(29,099)	(3,397)	(11.7)	(61,996)	(55,984)	(6,012)	(10.7)

Expenses
Other operating expenses	(29,590)	(26,510)	(3,080)	(11.6)	(56,240)	(52,419)	(3,821)	(7.3)
Depreciation expense	(75)	—	(75)	—	(75)	—	(75)	—
Interest expense	(2,831)	(2,589)	(242)	(9.3)	(5,681)	(3,565)	(2,116)	(59.4)

	(32,496)	(29,099)	(3,397)	(11.7)	(61,996)	(55,984)	(6,012)	(10.7)

Income before income taxes	$—	$—	$—	—	$—	$—	$—	—

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 36.8% for the six months ended June 30, 2009 and 36.8% for the same period of the prior year. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. A large portion of the Company’s income from non-controlling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to non-controlling interests.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through June 30, 2009. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

NET INCOME AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income was $93.9 million and $148.9 million for the three and six months ended June 30, 2009. Net income was $36.7 million and $84.2 million for the three and six months ended June 30, 2008. Net income attributable to the Company for the three and six months ended June 30, 2009, was $70.3 million, or $0.75 per diluted share and $106.3 million, or $1.13 per diluted share. Net income attributable to the Company for the three and six months ended June 30, 2008, was $19.6 million, or $0.21 per diluted share and $48.9 million, or $0.53 per diluted share. Net income attributable to noncontrolling interests was $23.7 million and $42.6 million for the three and six months ended June 30, 2009. Net income attributable to noncontrolling interests was $17.1 million and $35.3 million for the three and six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $88.0 million for the six months ended June 30, 2009, and decreased $227.0 million for the six months ended June 30, 2008. The increase for the current year period was due primarily to positive cash flow from operations, a decrease in deposits with banks and proceeds from sales and maturities of debt securities. The increases were offset by purchases of debt securities, cash paid for acquisitions, a decrease in demand deposits and capital expenditures. The decrease for the prior year period was due primarily to net cash used in operations, an increase in deposits with banks, net purchases of debt securities, cash paid for acquisitions and capital expenditures. The uses were offset by an increase in demand deposits and net borrowings.

Notes and contracts payable as a percentage of total capitalization was 20.8% at June 30, 2009 and 22.2% at December 31, 2008.

The Company has a plan authorizing the repurchase of $800.0 million of its common shares. Under the plan, which has no expiration date, the Company has repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

As of June 30, 2009, the Company’s debt and equity investment securities portfolio consists of approximately 92% of fixed income securities. As of that date, over 83% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA by Standard & Poor’s Ratings Group, and approximately 98% of the fixed income portfolio is rated or classified as investment grade by one or more of the major ratings agencies or the National Association of Insurance Commissioners.

The table below outlines the composition of the investment portfolio currently in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments). Categorizations are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated by both rating agencies, the lower of the two ratings was selected:

(in thousands)	A-Ratings or Higher	BBB+ to BBB Ratings	Non- Investment Grade
June 30, 2009
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	89.8%	10.2%	0.0%
Foreign bonds	100.0%	0.0%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed and asset-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	10.3%	13.9%	75.8%
Corporate debt securities	75.4%	9.2%	15.4%
Preferred stock	8.4%	24.2%	67.4%

	84.2%	3.3%	12.5%

Approximately 68% of the Company’s municipal bond portfolio has third party insurance in effect.

The Company has assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at June 30, 2009. During the quarter ended June 30, 2009, the Company concluded that a $5.5 million other-than-temporary charge was appropriate. This amount represents the present value of the estimated credit losses inherent within six individual securities. Management’s analysis of the remaining portfolio included management’s expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults, and loss severity assumptions. In developing these expectations, management utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and the Company’s securities data and market analytic tools. Based on this analysis, the remaining unrealized loss of $52.6 million at June 30, 2009 is considered temporary impairment and the Company concluded that no additional impairment charges were considered necessary.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company maintained a reserve for these lawsuits totaling $16.6 million at June 30, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $1.1 million at June 30, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

The Company has amended its first risk factor and added a twentieth risk factor as set forth below. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and as further updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

1. Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which the Company’s products and services are purchased decreases. The Company has found that the number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations:

•	when mortgage interest rates are high;

•	when the availability of credit, including commercial and residential mortgage funding, is limited; and

•	when real estate values are declining.

20. Weakness in the commercial real estate market or an increase in the amount or severity of claims in connection with commercial real estate transactions could adversely affect the Company’s results of operations.

The Company, through its title insurance subsidiaries, issues title insurance policies in connection with commercial real estate transactions. Premiums paid and limits on these policies are large relative to policies issued on residential transactions. Because a claim under a single policy could be significant, title insurers often seek reinsurance or coinsurance from other insurance companies, both within and outside the industry. The Company both receives and provides such coverage. Additionally, the pretax margin derived from these policies generally is higher than on other policies. Disruptions in the commercial real estate market, including limitations on available credit and defaults on loans secured by commercial real estate, may result in a decrease in the number of commercial policies issued by the Company and/or an increase in the number of claims on these policies. A decrease in the number of commercial policies issued by the Company or an increase in the amount or severity of claims on those policies could adversely affect the Company’s results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. During the quarter ended June 30, 2009, the Company did not repurchase any shares under this plan and cumulatively the Company has repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions) under the plan.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1 to April 30, 2009	—	—	—	$360,369,939
May 1 to May 31, 2009	—	—	—	$360,369,939
June 1 to June 30, 2009	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ Parker S. Kennedy
Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

By	/s/ Anthony S. Piszel
Anthony S. Piszel Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: July 30, 2009

EXHIBIT INDEX

Exhibit No.	Description	Location
10(a)	Arrangement regarding bonus plan for named executive officers, approved April 6, 2009.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K dated April 6, 2009.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.