Form 10-K/A
period 2008-12-31
FIRST AMERICAN CORP
filed 2009-10-08
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13585

(Exact name of registrant as specified in its charter)

Incorporated in California	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On October 6, 2009, there were 93,579,332 shares of common stock outstanding.

EXPLANATORY NOTE

On March 2, 2009, The First American Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission and on April 24, 2009 the Company amended that filing to include the information required by Part III of Form 10-K. The Company is filing this amendment to add certain footnote disclosure in Note 1 regarding an investment in an affiliate and to correct a typographical error in the salaries and other personnel costs line item of the consolidated statements of income for the year ended December 31, 2008. Additionally, in connection with the anticipated filing of a Registration Statement on Form S-4, the Company is amending its Annual Report on Form 10-K to retroactively adopt the presentation and disclosure requirements of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” as required by the instructions for the Registration Statement on Form S-4. Except as set forth herein, the Company is not further amending any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and has not undertaken to update forward-looking or other disclosures contained therein to speak as of the date of the amendment.

PART II

Item 6.	Selected Financial Data

The selected consolidated financial data for The First American Corporation (“the Company”) for the five-year period ended December 31, 2008, has been derived from the Consolidated Financial Statements. The five-year selected consolidated financial data has been retrospectively adjusted as required by the Company’s adoption of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51”. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.”

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2008	2007	2006	2005	2004
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$6,213,758	$8,222,383	$8,533,597	$8,104,751	$6,722,326
Net (loss) income attributable to the Company	$(26,320)	$(3,119)	$287,676	$480,380	$345,847
Total assets	$8,730,055	$8,647,921	$8,224,285	$7,598,641	$6,216,536
Notes and contracts payable	$868,274	$906,046	$847,991	$848,569	$732,770
Deferrable interest subordinated notes	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity (Note A)	$2,697,650	$2,975,398	$3,202,281	$3,005,519	$2,468,408
Return on average stockholders’ equity	(0.9)%	(0.1)%	9.3%	17.6%	15.9%
Dividends on common shares	$81,542	$82,833	$69,213	$68,636	$52,403
Per share of common stock (Note B)— Net (loss) income attributable to the Company:
Basic	$(0.28)	$(0.03)	$2.99	$5.09	$4.00
Diluted	$(0.28)	$(0.03)	$2.92	$4.92	$3.80
Stockholders’ equity (Note A)	$29.02	$32.40	$33.19	$31.35	$27.41
Cash dividends	$0.88	$0.88	$0.72	$0.72	$0.60
Number of common shares outstanding— Weighted average during the year:
Basic	92,516	94,649	96,206	94,351	86,430
Diluted	92,516	94,649	98,653	97,691	91,669
End of year	92,963	91,830	96,484	95,860	90,058
Other Operating Data (unaudited):
Title orders opened (Note C)	1,961	2,402	2,510	2,700	2,519
Title orders closed (Note C)	1,399	1,697	1,866	2,017	1,909
Number of employees (Note D)	31,411	37,354	39,670	37,883	30,994

Note A—Stockholders’ equity refers to the stockholders of The First American Corporation and excludes noncontrolling interests.

Note B—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note C—Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Note D—Number of employees in 2008, 2007, 2006 and 2005 is based on actual employee headcount, including employees of unconsolidated subsidiaries. Number of employees in 2004 was based on full-time equivalents.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Retroactive application of the presentation and disclosure requirements has been provided herein. All other requirements of SFAS 160 will be applied prospectively. Except for the required presentation and disclosures, the adoption of SFAS 160 had no material impact on the Company’s consolidated financial statements.

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

Total expenses for the Company, before income taxes, decreased 23.6% in 2008 from 2007 and increased 1.7% in 2007 over 2006. For the financial services group, the decreases were 29.2% in 2008 from 2007 and 0.1% in 2007 from 2006. For the information solutions group, the decrease in 2008 from 2007 was 4.3%, with an increase of 9.8% in 2007 over 2006. The Company-wide decrease in 2008 primarily reflected a decline in title insurance agent retention due in large part to the decline in title insurance agent revenues, reductions in employee compensation expense, primarily reflecting employee reductions and reduced benefit costs, a decline in other operating expenses due to overall cost-containment programs and a reduction in interest expense. Contributing to the decrease for 2008 was a reduction in title insurance claims expense primarily due to a lower reserve strengthening adjustment recorded in 2008 as compared to 2007. Offsetting these decreases was a $19.7 million goodwill impairment charge at the risk mitigation and business solutions segment in 2008. The Company-wide increase in 2007 over 2006 primarily reflected a reserve strengthening adjustment, increased costs at the information solutions group to service the increased business volume, offset in part by employee reductions and other cost containment programs.

Net loss attributable to the Company for 2008 was $26.3 million, or $0.28 per diluted share. Net loss attributable to the Company for 2007 was $3.1 million, or $0.03 per diluted share. Net income attributable to the Company for 2006 was $287.7 million, or $2.92 per diluted share.

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

FINANCIAL SERVICES GROUP

Title Insurance and Services

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct operating revenues	$2,112,482	$2,758,142	$2,919,018	$(645,660)	(23.4)	$(160,876)	(5.5)
Agent operating revenues	1,724,687	2,629,640	3,001,965	(904,953)	(34.4)	(372,325)	(12.4)

Operating revenues	3,837,169	5,387,782	5,920,983	(1,550,613)	(28.8)	(533,201)	(9.0)
Investment and other income	159,406	247,243	204,299	(87,837)	(35.5)	42,944	21.0
Net realized investment (losses) gains	(84,505)	(79,056)	(2,364)	(5,449)	(6.9)	(76,692)	NM [1]

	3,912,070	5,555,969	6,122,918	(1,643,899)	(29.6)	(566,949)	(9.3)

Expenses
Salaries and other personnel costs	1,242,846	1,637,065	1,703,082	(394,219)	(24.1)	(66,017)	(3.9)
Premiums retained by agents	1,371,802	2,107,351	2,401,440	(735,549)	(34.9)	(294,089)	(12.2)
Other operating expenses	938,115	1,167,472	1,062,870	(229,357)	(19.6)	104,602	9.8
Provision for policy losses and other claims	330,112	704,083	480,780	(373,971)	(53.1)	223,303	46.4
Depreciation and amortization	80,167	81,773	72,661	(1,606)	(2.0)	9,112	12.5
Premium taxes	41,527	60,330	65,976	(18,803)	(31.2)	(5,646)	(8.6)
Interest	24,730	42,578	31,000	(17,848)	(41.9)	11,578	37.3

	4,029,299	5,800,652	5,817,809	(1,771,353)	(30.5)	(17,157)	(0.3)

(Loss) income before income taxes	$(117,229)	$(244,683)	$305,109	$127,454	52.1	$(549,792)	(180.2)

Margins	(3.0)%	(4.4)%	5.0%	1.4%	32.0	(9.4)%	(188.4)

(1)	Not meaningful

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

Specialty Insurance

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$286,321	$302,822	$309,261	$(16,501)	(5.4)	$(6,439)	(2.1)
Investment and other income	15,657	18,848	17,450	(3,191)	(16.9)	1,398	8.0
Net realized investment (losses) gains	(4,161)	1,770	1,668	(5,931)	(335.1)	102	6.1

	297,817	323,440	328,379	(25,623)	(7.9)	(4,939)	(1.5)

Expenses
Salaries and other personnel costs	56,532	60,585	61,502	(4,053)	(6.7)	(917)	(1.5)
Other operating expenses	49,703	50,962	47,697	(1,259)	(2.5)	3,265	6.8
Provision for policy losses and other claims	166,004	165,192	154,806	812	0.5	10,386	6.7
Depreciation and amortization	3,329	2,190	1,947	1,139	52.0	243	12.5
Premium taxes	4,366	4,776	5,152	(410)	(8.6)	(376)	(7.3)
Interest	24	7	869	17	242.9	(862)	(99.2)

	279,958	283,712	271,973	(3,754)	(1.3)	11,739	4.3

Income (loss) before income taxes	$17,859	$39,728	$56,406	$(21,869)	(55.0)	$(16,678)	(29.6)

Margins	6.0%	12.3%	17.2%	(6.3)%	(51.2)	(4.9)%	(28.5)

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

INFORMATION SOLUTIONS

Information and Outsourcing Solutions

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$688,349	$742,870	$689,318	$(54,521)	(7.3)	$53,552	7.8
Investment and other income	51,106	44,242	28,228	6,864	15.5	16,014	56.7
Net realized investment (losses) gains	(287)	(437)	(54)	150	34.3	(383)	(709.3)

	739,168	786,675	717,492	(47,507)	(6.0)	69,183	9.6

Expenses
Salaries and other personnel costs	194,662	219,097	225,549	(24,435)	(11.2)	(6,452)	(2.9)
Other operating expenses	358,334	370,802	294,356	(12,468)	(3.4)	76,446	26.0
Provision for policy losses and other claims	23,898	18,086	18,793	5,812	32.1	(707)	(3.8)
Depreciation and amortization	23,346	22,023	23,533	1,323	6.0	(1,510)	(6.4)
Interest	(6,233)	(5,419)	(4,573)	(814)	(15.0)	(846)	(18.5)

	594,007	624,589	557,658	(30,582)	(4.9)	66,931	12.0

Income (loss) before income taxes	$145,161	$162,086	$159,834	$(16,925)	(10.4)	$2,252	1.4

Margins	19.6%	20.6%	22.3%	(1.0)%	(4.7)	(1.7)%	(7.5)

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

Data and Analytic Solutions

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct operating revenues	$589,480	$632,214	$572,709	$(42,734)	(6.8)	$59,505	10.4
Agent operating revenues	4,753	7,464	6,124	(2,711)	(36.3)	1,340	21.9

Operating revenues	594,233	639,678	578,833	(45,445)	(7.1)	60,845	10.5
Investment and other income	5,323	4,899	6,276	424	8.7	(1,377)	(21.9)
Net realized investment (losses) gains	(3,536)	56,808	148	(60,344)	(106.2)	56,660	38,283.8

	596,020	701,385	585,257	(105,365)	(15.0)	116,128	19.8

Expenses
Salaries and other personnel costs	320,738	332,038	283,851	(11,300)	(3.4)	48,187	17.0
Premiums retained by agents	2,650	4,447	3,452	(1,797)	(40.4)	995	28.8
Other operating expenses	102,499	117,605	132,058	(15,106)	(12.8)	(14,453)	(10.9)
Provision for policy losses and other claims	13,310	6,581	2,671	6,729	102.2	3,910	146.3
Depreciation and amortization	69,310	65,482	47,031	3,828	5.8	18,451	39.2
Premium taxes	473	614	631	(141)	(23.0)	(17)	(2.7)
Interest	7,463	8,395	2,637	(932)	(11.1)	5,758	218.4

	516,443	535,162	472,331	(18,719)	(3.5)	62,831	13.3

Income (loss) before income taxes	$79,577	$166,223	$112,926	$(86,646)	(52.1)	$53,297	47.2

Margins	13.4%	23.7%	19.3%	(10.3)%	(43.7)	4.4%	22.8

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

Risk Mitigation and Business Solutions

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$779,109	$856,542	$809,723	$(77,433)	(9.0)	$46,819	5.8
Investment and other income	9,422	10,947	11,122	(1,525)	(13.9)	(175)	(1.6)
Net realized investment (losses) gains	(6,257)	117,237	6,816	(123,494)	(105.3)	110,421	1,620.0

	782,274	984,726	827,661	(202,452)	(20.6)	157,065	19.0

Expenses
Salaries and other personnel costs	246,396	275,918	237,604	(29,522)	(10.7)	38,314	16.1
Other operating expenses	405,582	421,994	420,488	(16,412)	(3.9)	1,506	0.4
Provision for policy losses and other claims	—	3	(103)	(3)	(100.0)	106	102.9
Depreciation and amortization	64,756	43,182	39,104	21,574	50.0	4,078	10.4
Interest	2,548	10,638	13,320	(8,090)	(76.0)	(2,682)	(20.1)

	719,282	751,735	710,413	(32,453)	(4.3)	41,322	5.8

Income (loss) before income taxes	$62,992	$232,991	$117,248	$(169,999)	(73.0)	$115,743	98.7

Margins	8.1%	23.7%	14.2%	(15.6)%	(66.0)	9.5%	67.0

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

Corporate

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Investment and other income	$698	$(2,395)	$3,993	$3,093	129.1	$(6,388)	(160.0)
Gain on stock issued by a subsidiary	1,325	9,426	9,290	(8,101)	(85.9)	136	1.5
Net realized investment (losses) gains	(1,750)	(30,654)	(158)	28,904	94.3	(30,496)	(19,301.3)

	273	(23,623)	13,125	23,896	101.2	(36,748)	(280.0)

Expenses
Salaries and other personnel costs	39,582	78,848	59,765	(39,266)	(49.8)	19,083	31.9
Other operating expenses	30,880	46,373	51,903	(15,493)	(33.4)	(5,530)	(10.7)
Depreciation and amortization	22,037	17,689	22,649	4,348	24.6	(4,960)	(21.9)
Interest	51,923	37,749	33,428	14,174	37.5	4,321	12.9

	144,422	180,659	167,745	(36,237)	(20.1)	12,914	7.7

(Loss) income before income taxes	$(144,149)	$(204,282)	$(154,620)	$60,133	29.4	$(49,662)	(32.1)

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

Eliminations

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$(104,533)	$(102,475)	$(57,461)	$(2,058)	(2.0)	$(45,014)	(78.3)
Investment and other income	(9,331)	(3,714)	(3,774)	(5,617)	(151.2)	60	1.6

	(113,864)	(106,189)	(61,235)	(7,675)	(7.2)	(44,954)	(73.4)

Expenses
Other operating expenses	(104,533)	(102,475)	(57,461)	(2,058)	(2.0)	(45,014)	(78.3)
Interest	(9,331)	(3,714)	(3,774)	(5,617)	(151.2)	60	1.6

	(113,864)	(106,189)	(61,235)	(7,675)	(7.2)	(44,954)	(73.4)

Income (loss) before income taxes	$—	$—	$—	$—	—	$—	—

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2008	2007	2006
	(in thousands)
Taxes calculated at federal rate	$(3,666)	$14,200	$177,722
State taxes, net of federal benefit	13,792	12,635	24,074
Change in FIN 48	(9,961)	8,892	—
Goodwill impairment	6,778	—	—
Tax effect of noncontrolling interests	5,694	15,792	8,952
Dividends received deduction	(1,846)	(1,288)	(834)
Exclusion of certain meals and entertainment expenses	4,494	5,981	7,435
Foreign taxes (less than) in excess of federal rate	(450)	(2,077)	(3,888)
Other items, net	1,011	(10,446)	6,639

	$15,846	$43,689	$220,100

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 35.8% for 2008, 28.7% for 2007 and 36.9% for 2006. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The absolute differences in the effective tax rates for 2008 and 2007 were primarily due to changes in the ratio of permanent differences to income before income taxes, reserve adjustments recorded in 2008 and 2007, for which corresponding tax benefits were recognized, as well as changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to FIN 48 liabilities were released during the year based on changes in facts and circumstances associated with the related tax uncertainty. The change in the FIN 48 liability for income taxes associated with uncertain tax positions in 2008, primarily relates to a foreign transfer pricing matter impacted by recent administrative and judicial developments. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through December 31, 2008. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations. A large portion of the Company’s income attributed to noncontrolling interests is related to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to noncontrolling interests.

Net income (loss) and net income attributable to noncontrolling interests

Net income (loss) and per share information are summarized as follows (see Note 14 to the consolidated financial statements):

	2008	2007	2006
	(in thousands, except per share amounts)
Net income	$28,365	$108,374	$376,803
Less: Net income attributable to noncontrolling interests	54,685	111,493	89,127

Net (loss) income attributable to the Company	$(26,320)	$(3,119)	$287,676

Per share of common stock:
Net (loss) income attributable to the Company:
Basic	$(0.28)	$(0.03)	$2.99

Diluted	$(0.28)	$(0.03)	$2.92

Weighted-average shares:
Basic	92,516	94,649	96,206

Diluted	92,516	94,649	98,653

Net income attributable to noncontrolling interests decreased $56.8 million in 2008 over 2007 and increased $22.4 million in 2007 over 2006. Net income attributable to noncontrolling interests typically fluctuates proportionately with the relative changes in the profits of FARES, which includes certain companies in the Company’s information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments. Contributing to the increase for 2007 over 2006 was net income attributable to noncontrolling interests on the $117.8 million realized gain at the Company’s risk mitigation and business solutions segment resulting from the sale of a portion of its investment in DealerTrack Holdings, Inc. and its US SEARCH subsidiary, and net income attributable to noncontrolling interests on $77.1 million in realized gains at the data and analytic solutions segment, which reflected the combination of the Company’s RES division with CoreLogic Systems, Inc.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $76.8 million, $659.6 million, and $612.1 million for 2008, 2007, and 2006, respectively, after net claim payments of $502.1 million, $487.7 million, and $382.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three-year period ended December 31, 2008, were for company acquisitions, additions to the investment portfolio, capital expenditures, dividends, distributions to noncontrolling interests, the repayment of debt and the repurchase of Company shares. The most significant nonoperating sources of cash and cash equivalents were proceeds from draws on the Company’s credit facility, and proceeds from the sales and maturities of certain marketable and other long-term investments. The net effect of all activities on total cash and cash equivalents were decreases of $227.6 million, $242.3 million and $156.3 million for 2008, 2007 and 2006, respectively.

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

Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted either because they would not constitute a significant subsidiary or because the Company has received a waiver from the Securities and Exchange Commission with respect thereto.

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

  The First American Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting (not presented herein) appearing under Item 9A of the Company’s 2008 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009 and the manner in which the Company accounts for uncertain income tax positions as of January 1, 2007

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

March 2, 2009, except with respect to our opinion on the consolidated financial statements insofar as it relates to the fourth paragraph of Investments and the effects of the change in accounting for noncontrolling interests in the fifth paragraph of Recent Accounting Pronouncements discussed in Note 1, as to which the date is October 8, 2009.

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

LIABILITIES AND EQUITY
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

Commitments and contingencies
The First American Corporation (“FAC”) stockholders’ equity:
Preferred stock, $1 par value
Authorized—500 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000 shares; Outstanding— 92,963 and 91,830 shares	92,963	91,830
Additional paid-in capital	801,228	762,734
Retained earnings	2,099,654	2,205,994
Accumulated other comprehensive loss	(296,195)	(85,160)

Total FAC stockholders’ equity	2,697,650	2,975,398
Noncontrolling interests	687,581	685,334

Total equity	3,385,231	3,660,732

	$8,730,055	$8,647,921

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2008	2007	2006
Revenues:
Operating revenues	$6,080,648	$7,827,219	$8,250,657
Investment and other income	232,281	320,070	267,594
Gain on stock issued by subsidiary	1,325	9,426	9,290
Net realized investment (losses) gains	(100,496)	65,668	6,056

	6,213,758	8,222,383	8,533,597

Expenses:
Salaries and other personnel costs	2,100,756	2,603,551	2,571,353
Premiums retained by agents	1,374,452	2,111,798	2,404,892
Other operating expenses	1,780,580	2,072,733	1,951,911
Provision for title losses and other claims	533,324	893,945	656,947
Depreciation and amortization	262,945	232,339	206,925
Premium taxes	46,366	65,720	71,759
Interest	71,124	90,234	72,907

	6,169,547	8,070,320	7,936,694

Income before income taxes	44,211	152,063	596,903
Income taxes	15,846	43,689	220,100

Net income	28,365	108,374	376,803
Less: Net income attributable to noncontrolling interests	54,685	111,493	89,127

Net (loss) income attributable to FAC	$(26,320)	$(3,119)	$287,676

Net (loss) income per share attributable to FAC stockholders:
Basic	$(0.28)	$(0.03)	$2.99

Diluted	$(0.28)	$(0.03)	$2.92

Weighted-average common shares outstanding:
Basic	92,516	94,649	96,206

Diluted	92,516	94,649	98,653

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31
	2008	2007	2006
Net income	$28,365	$108,374	$376,803

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities	(113,885)	42,600	975
Foreign currency translation adjustments	(54,676)	15,781	5,521
Minimum pension liability adjustment	(57,675)	41,170	(8,827)

Total other comprehensive (loss) income, net of tax	(226,236)	99,551	(2,331)

Comprehensive (loss) income	(197,871)	207,925	374,472
Less: Comprehensive income attributable to noncontrolling interests	39,484	121,148	88,685

Comprehensive (loss) income attributable to FAC	$(237,355)	$86,777	$285,787

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non- controlling interest	Total
Balance at December 31, 2005	95,860	$95,860	$956,720	$2,078,969	$(126,030)	$459,879	$3,465,398
Net income for 2006	—	—	—	287,676	—	89,127	376,803
Dividends on common shares	—	—	—	(69,213)	—	—	(69,213)
Purchase of Company shares	(1,158)	(1,158)	(45,360)	—	—	—	(46,518)
Conversion of debt	467	467	13,548	—	—	—	14,015
Shares issued in connection with company acquisitions	833	833	31,910	—	—	—	32,743
Shares issued in connection with option, benefit and savings plans	482	482	11,868	—	—	—	12,350
Share-based compensation expense	—	—	14,735	—	—	—	14,735
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(47,137)	—	(47,137)
Purchases / other decreases in noncontrolling interests	—	—	—	—	—	(20,682)	(20,682)
Sales / other increases in noncontrolling interests	—	—	—	—	—	22,079	22,079
Contributions from noncontrolling interests	—	—	—	—	—	7,926	7,926
Distributions to noncontrolling interests	—	—	—	—	—	(46,066)	(46,066)
Other comprehensive loss (Note 20)	—	—	—	—	(1,889)	(442)	(2,331)

Balance at December 31, 2006	96,484	96,484	983,421	2,297,432	(175,056)	511,821	3,714,102
Net loss for 2007	—	—	—	(3,119)	—	111,493	108,374
Dividends on common shares	—	—	—	(82,833)	—	—	(82,833)
Purchase of Company shares	(6,648)	(6,648)	(299,304)	—	—	—	(305,952)
Shares issued in connection with company acquisitions	19	19	627	—	—	—	646
Shares issued in connection with option, benefit and savings plans	1,975	1,975	59,211	—	—	—	61,186
Share-based compensation expense	—	—	18,679	—	—	—	18,679
Restricted stock unit dividend equivalents	—	—	100	(100)	—	—	—
Dividends paid deduction	—	—	—	2,720	—	—	2,720
Adjustment to adopt FIN 48	—	—	—	(8,106)	—	—	(8,106)
Purchases /other decreases in noncontrolling interests	—	—	—	—	—	(24,176)	(24,176)
Sales / other increases in noncontrolling interests	—	—	—	—	—	130,480	130,480
Contributions from noncontrolling interests	—	—	—	—	—	19,037	19,037
Distributions to noncontrolling interests	—	—	—	—	—	(72,976)	(72,976)
Other comprehensive income (Note 20)	—	—	—	—	89,896	9,655	99,551

Balance at December 31, 2007	91,830	91,830	762,734	2,205,994	(85,160)	685,334	3,660,732

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non- controlling interest	Total
Net loss for 2008	—	—	—	(26,320)	—	54,685	28,365
Dividends on common shares	—	—	—	(81,542)	—	—	(81,542)
Shares issued in connection with company acquisitions	125	125	3,463	—	—	—	3,588
Shares issued in connection with option, benefit and savings plans	1,008	1,008	19,745	—	—	—	20,753
Share-based compensation expense	—	—	14,479	—	—	—	14,479
Restricted stock unit dividend equivalents	—	—	807	(807)	—	—	—
Dividends paid deduction	—	—	—	2,329	—	—	2,329
Purchases / other decreases in noncontrolling interests	—	—	—	—	—	(31,241)	(31,241)
Sales / other increases in noncontrolling interests	—	—	—	—	—	30,006	30,006
Distributions to noncontrolling interests	—	—	—	—	—	(36,002)	(36,002)
Other comprehensive loss (Note 20)	—	—	—	—	(211,035)	(15,201)	(226,236)

Balance at December 31, 2008	92,963	$92,963	$801,228	$2,099,654	$(296,195)	$687,581	$3,385,231

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,365	$108,374	$376,803
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	533,324	893,945	656,947
Depreciation and amortization	262,945	232,339	206,925
Net realized investment losses (gains)	99,171	(75,094)	(15,346)
Share-based compensation	25,026	43,407	25,654
Equity in earnings of affiliates	(44,762)	(47,708)	(44,534)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(502,098)	(487,665)	(382,514)
Net change in income tax accounts	(65,094)	(95,479)	(42,894)
Decrease (increase) in accounts and accrued income receivable	(2,056)	12,455	(53,570)
(Decrease) increase in accounts payable and accrued liabilities	(175,950)	32,308	(78,243)
(Decrease) in deferred revenue	(27,359)	(8,082)	(10,458)
Other, net	(54,745)	50,809	(26,627)

Cash provided by operating activities	76,767	659,609	612,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(114,327)	(239,543)	(261,589)
Purchase of subsidiary shares from noncontrolling interests	(12,763)	—	—
Net decrease (increase) in deposits with banks	16,618	(86,180)	(19,417)
Purchases of debt and equity securities	(913,382)	(672,264)	(522,948)
Proceeds from sales of debt and equity securities	200,507	176,047	227,706
Proceeds from maturities of debt securities	198,084	289,378	206,111
Net decrease (increase) in other long-term investments	87,088	256,005	(31,016)
Origination and purchases of loans and participations	(45,096)	(37,066)	(25,697)
Net decrease in loans receivable after originations and others	10,155	21,956	18,868
Capital expenditures	(145,304)	(229,108)	(219,760)
Purchases of capitalized data	(32,239)	(25,319)	(23,301)
Proceeds from sale of property and equipment	23,626	57,699	5,328

Cash used for investing activities	(727,033)	(488,395)	(645,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	554,536	(62,641)	113,151
Proceeds from issuance of notes	300,253	497,016	105,808
Repayment of debt	(336,920)	(465,881)	(200,805)
Purchase of Company shares	—	(305,952)	(46,518)
Proceeds from exercise of stock options	14,357	42,189	5,779
Proceeds from issuance of stock to employee benefit plans	6,394	8,568	5,684
Contributions from noncontrolling interests	—	19,037	7,926
Distributions to noncontrolling interests	(36,002)	(72,976)	(46,066)
Excess tax benefits from share-based compensation	1,315	7,103	1,446
Cash dividends	(81,291)	(79,992)	(69,093)

Cash provided by (used for) financing activities	422,642	(413,529)	(122,688)

Net decrease in cash and cash equivalents	(227,624)	(242,315)	(156,260)
Cash and cash equivalents—Beginning of year	1,162,569	1,404,884	1,561,144

Cash and cash equivalents—End of year	$934,945	$1,162,569	$1,404,884

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$73,732	$65,419	$69,467
Premium taxes	$56,717	$67,524	$68,428
Income taxes, net	$86,341	$150,139	$246,401
Noncash operating, investing and financing activities:
Shares issued in repayment of convertible debt	$—	$—	$14,015
Company acquisitions in exchange for common stock	$3,588	$647	$32,743
Liabilities assumed in connection with company acquisitions	$5,445	$146,955	$125,622
Impact of adoption of FIN 48	$—	$78,734	$—
Exchange of net assets for interest in unconsolidated affiliate	$—	$39,193	$—

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

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of The First American Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control, and is not the primary beneficiary are accounted for using the equity method. Dividends from equity method investments for the years ended December 31, 2008 and 2007 were $67.9 million and $60.4 million, respectively. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

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

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting or the cost method of accounting, and notes receivable and other investments, which are carried at the lower of cost or fair value less costs to sell. One of the Company’s equity method investments is a joint venture that provides products used in connection with loan originations, in which a subsidiary of the Company owns a 50.1% interest. Based on the terms and conditions of the joint venture agreement, the Company does not have control of or a majority voting interest in the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

(in thousands)	December 31
	2008	2007
Balance sheets
Total assets	$67,042	$92,663
Total liabilities	$31,664	$28,565

(in thousands)	December 31
	2008	2007	2006
Statement of operations
Net revenue	$337,130	$301,466	$296,195
Income before income taxes	$77,773	$63,507	$59,650
Net income	$77,773	$63,507	$59,650

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2007, the Company had a $75.0 million investment in non-voting convertible preferred stock of a diversified provider of real estate settlement and related services that was subject to redemption on September 30, 2007, but was not redeemed as of that date. Based on the terms of the security, the convertible preferred stock was expected to be converted into common stock of that entity in the fourth quarter of 2007 based upon its appraised value, as determined by three independent appraisal firms. That conversion did not occur and based on the estimated fair value, the Company has recognized an impairment loss on the non-voting convertible preferred stock of $60.1 million in 2007. During 2008, the investee declared bankruptcy and the Company impaired the remaining $14.9 million investment in the preferred stock and an additional $22.4 million related to note and other receivables.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment of $8.1 million as a reduction to retained earnings as of January 1, 2007.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are recorded as a component of accumulated other comprehensive income. This standard also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The Company uses December 31 as its measurement date.

Prior to the adoption of the recognition provisions of SFAS 158 discussed below, the Company accounted for its defined benefit pension plans under SFAS 87. SFAS 87 required that a liability (minimum pension liability) be recorded as a non-cash charge to accumulated other comprehensive income in stockholder’s equity. Under SFAS 87, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 31, 2006:

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Retroactive application of the presentation and disclosure requirements has been provided herein. All other requirements of SFAS 160 will be applied prospectively. Except for the required presentation and disclosures, the adoption of SFAS 160 had no material impact on the Company’s consolidated financial statements.

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

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices. Sales of debt and equity securities resulted in realized gains of $6.3 million, $3.5 million and $4.8 million and realized losses of $5.8 million, $1.2 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the commons stocks above is First Advantage’s investment in DealerTrack Holdings, Inc. (“DealerTrack”). In October 2007, First Advantage sold 2,875,000 shares of DealerTrack common stock. The sale resulted in a gain, before income taxes, of approximately, $97.4 million. After the sale, First Advantage owns approximately 2,553,000 shares of DealerTrack common stock, which is approximately 6% of the outstanding shares. As a result, the Company discontinued using the equity method of accounting for its remaining investment in DealerTrack and the investment is classified as marketable equity securities on the consolidated balance sheets at December 31, 2008 and 2007. The investment had an unrealized loss of $55.1 million and unrealized gain of $58.2 million for the years ended December 31, 2008 and 2007, respectively.

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

Income taxes are summarized as follows:

	2008	2007	2006
	(in thousands)
Current:
Federal	$26,039	$89,327	$211,694
State	18,841	12,658	21,981
Foreign	12,687	22,551	17,864

	57,567	124,536	251,539

Deferred:
Federal	(36,793)	(86,189)	(44,694)
State	2,377	6,780	15,055
Foreign	(7,305)	(1,438)	(1,800)

	(41,721)	(80,847)	(31,439)

	$15,846	$43,689	$220,100

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2008	2007	2006
	(in thousands)
Taxes calculated at federal rate	$(3,666)	$14,200	$177,722
State taxes, net of federal benefit	13,792	12,635	24,074
Change in FIN 48	(9,961)	8,892	—
Goodwill impairment	6,778	—	—
Tax effect of noncontrolling interests	5,694	15,792	8,952
Dividends received deduction	(1,846)	(1,288)	(834)
Exclusion of certain meals and entertainment expenses	4,494	5,981	7,435
Foreign taxes (less than) in excess of federal rate	(450)	(2,077)	(3,888)
Other items, net	1,011	(10,446)	6,639

	$15,846	$43,689	$220,100

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 35.8% for 2008, 28.7% for 2007 and 36.9% for 2006. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The absolute differences in the effective tax rates for 2008 and 2007 were primarily due to changes in the ratio of permanent differences to income before income taxes, reserve adjustments recorded in 2008 and 2007, for which corresponding tax benefits were recognized, as well as changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to FIN 48 liabilities were released during the year based on changes in facts and circumstances associated with the related tax uncertainty. The change in the FIN 48 liability for income taxes associated with uncertain tax positions in 2008, primarily relates to a foreign transfer pricing matter impacted by recent administrative and judicial developments. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through December 31, 2008. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations. A large portion of the Company’s income attributed to noncontrolling interests is related to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to noncontrolling interests.

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

	2008	2007	2006
	(in thousands, except per share data)
Numerator for basic net (loss) income per share:
Net (loss) income attributable to The First American Corporation	$(26,320)	$(3,119)	$287,676
Effect of dilutive securities:
Convertible debt—interest expense (net of tax)	—	—	633
Subsidiary potential dilutive shares	—	—	(545)

Numerator for diluted net (loss) income per share	$(26,320)	$(3,119)	$287,764

Denominator for basic net (loss) income per share:
Weighted-average shares	92,516	94,649	96,206
Effect of dilutive securities:
Employee stock options and restricted stock units	—	—	1,935
Convertible debt	—	—	512

Denominator for diluted net (loss) income per share	92,516	94,649	98,653

Net (loss) income per share:
Basic	$(0.28)	$(0.03)	$2.99

Diluted	$(0.28)	$(0.03)	$2.92

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2008, there was $21.6 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 3.8 years. In addition, the Company’s publicly traded subsidiary, First Advantage, has $13.1 million of total unrecognized compensation cost related to nonvested RSUs that are expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed on December 31, 2008 is $0.6 million. RSUs and activity for the twelve months ended December 31, 2008, is as follows:

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

Future minimum rental payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 are as follows:

Year	Operating
(in thousands)
2009	$175,013
2010	126,851
2011	92,959
2012	66,292
2013	46,731
Later years	96,449

$604,295

Total rental expense for all operating leases and month-to-month rentals was $281.9 million, $291.0 million and $244.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other commitments and guarantees

The Company and Experian are parties to a joint venture that resulted in the creation of the Company’s FARES subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is less than $160.0 million. As of December 31, 2008, the purchase price would have exceeded $160.0 million and, consequently, Experian could not exercise this right. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company to purchase some or all of the noncontrolling shares of certain less-than-100.0%-owned subsidiaries. The total potential purchase price related to those agreements that have met the necessary conditions as of December 31, 2008, was not material.

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

Components of other comprehensive income (loss) are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Minimum pension liability adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2005	$(6,752)	$3,967	$(123,031)	$—	$(125,816)
Pretax change, including impact of adopting SFAS 158	874	5,521	189,280	(275,376)	(79,701)
Tax effect	101	—	(66,249)	96,381	30,233

Balance at December 31, 2006	(5,777)	9,488	—	(178,995)	(175,284)
Pretax change	66,092	15,781	—	63,337	145,210
Tax effect	(23,492)	—	—	(22,167)	(45,659)

Balance at December 31, 2007	36,823	25,269	—	(137,825)	(75,733)
Pretax change	(175,121)	(54,676)	—	(88,731)	(318,528)
Tax effect	61,236	—	—	31,056	92,292

Balance at December 31, 2008	$(77,062)	$(29,407)	$—	$(195,500)	$(301,969)

Components of other comprehensive income (loss) allocated to The First American Corporation and noncontrolling interests are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Minimum pension liability adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Allocated to The First American Corporation	(5,687)	9,626	—	(178,995)	(175,056)
Allocated to noncontrolling interests	(90)	(138)	—	—	(228)

Balance at December 31, 2006	(5,777)	9,488	—	(178,995)	(175,284)

Allocated to The First American Corporation	28,130	24,535	—	(137,825)	(85,160)
Allocated to noncontrolling interests	8,693	734	—	—	9,427

Balance at December 31, 2007	36,823	25,269	—	(137,825)	(75,733)

Allocated to The First American Corporation	(76,710)	(23,985)	—	(195,500)	(296,195)
Allocated to noncontrolling interests	(352)	(5,422)	—	—	(5,774)

Balance at December 31, 2008	$(77,062)	$(29,407)	$—	$(195,500)	$(301,969)

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the acquisitions discussed above, during the twelve months ended December 31, 2008, the Company purchased the remaining noncontrolling interests in five companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $61.0 million in cash. As a result of the five transactions, the Company recorded approximately $28.3 million of goodwill and $0.4 million of intangible assets with finite lives.

On February 2, 2007, the Company combined its First American Real Estate Solutions (“RES”) division with CoreLogic Systems, Inc. (“CoreLogic”), a leading provider of mortgage risk assessment and fraud prevention solutions. The new combined company, which is included in the Company’s data and analytic solutions segment, is majority owned by the Company through its FARES joint venture with Experian. CoreLogic’s shareholders received cash consideration of $100 million and approximately 18% of the economic interests of the combined company through the ownership of Class A Shares of the new combined entity. To finance the cash consideration, FARES secured bank financing of $100 million. The Company recognized a gain of $77.1 million before income tax to reflect the difference between the market value (as determined by an independent valuation firm) and the book value multiplied by the percentage of RES that the Company relinquished in this transaction. The aggregate purchase price for the CoreLogic transaction was $296.4 million including the above referenced gain. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of this acquisition, the Company recorded approximately $198.5 million of goodwill and $92.7 million of intangible assets with finite lives.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the acquisitions discussed above, during the twelve months ended December 31, 2007, the Company purchased the remaining noncontrolling interests in seven companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $62.4 million in cash. As a result of the seven transactions, the Company recorded approximately $31.6 million of goodwill, $21.2 million of intangible assets with finite lives and $1.2 million of intangible assets with indefinite lives.

In October 2007, First Advantage, the Company’s publicly-traded subsidiary, sold approximately 2.9 million shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale resulted in a gain to the Company, before income taxes, of approximately $97.4 million. As a result of the sale, First Advantage discontinued using the equity method of accounting for its remaining investment in DealerTrack.

In October 2007, First Advantage completed the sale of its US SEARCH business for $26.5 million resulting in a gain to the Company of $20.4 million, before income taxes.

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

Financial Services Group

•

Title Insurance and Services: The title insurance and services segment issues residential and commercial title insurance policies and provides related escrow services, accommodates tax-deferred exchanges and provides investment advisory services, trust services, lending and deposit products and other related products and services. The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only, because title insurance is not permitted by law. The Company also offers title or related services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Chile, China, Ireland, Latin America, Mexico, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The international operations account for an immaterial amount of the Company’s income before income taxes.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates	Income (loss) before income taxes	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2008
Title Insurance	$3,912,070	$80,167	$(2,160)	$(117,229)	$4,331,669	$114,538	$52,070
Specialty Insurance	297,817	3,329	—	17,859	420,983	—	7,344
Information and Outsourcing Solutions	739,168	23,346	40,858	145,161	1,000,307	29,332	19,750
Data and Analytic Solutions	596,020	69,310	907	79,577	1,361,247	105,667	32,171
Risk Mitigation and Business Solutions	782,274	64,756	5,299	62,992	1,131,610	—	31,522
Corporate	273	22,037	(142)	(144,149)	484,239	63,727	2,447
Eliminations	(113,864)	—	—	—	—	—	—

	$6,213,758	$262,945	$44,762	$44,211	$8,730,055	$313,264	$145,304

2007
Title Insurance	$5,555,969	$81,773	$10,283	$(244,683)	$4,211,624	$141,005	$74,102
Specialty Insurance	323,440	2,190	—	39,728	496,166	—	7,355
Information and Outsourcing Solutions	786,675	22,023	30,496	162,086	974,782	43,412	14,450
Data and Analytic Solutions	701,385	65,482	281	166,223	1,402,697	105,504	85,832
Risk Mitigation and Business Solutions	984,726	43,182	6,057	232,991	1,219,486	—	38,011
Corporate	(23,623)	17,689	591	(204,282)	343,166	71,364	9,358
Eliminations	(106,189)	—	—	—	—	—	—

	$8,222,383	$232,339	$47,708	$152,063	$8,647,921	$361,285	$229,108

2006
Title Insurance	$6,122,918	$72,661	$14,543	$305,109	$4,391,531	$148,932	$69,159
Specialty Insurance	328,379	1,947	—	56,406	441,150	—	5,657
Information and Outsourcing Solutions	717,492	23,533	23,410	159,834	994,784	47,463	21,070
Data and Analytic Solutions	585,257	47,031	(417)	112,926	1,041,949	71,123	76,203
Risk Mitigation and Business Solutions	827,661	39,104	7,490	117,248	1,085,837	55,001	29,671
Corporate	13,125	22,649	(492)	(154,620)	341,034	90,801	18,000
Eliminations	(61,235)	—	—	—	—	—	—

	$8,533,597	$206,925	$44,534	$596,903	$8,224,285	$413,320	$219,760

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2008
Revenues	$1,659,125	$1,685,051	$1,518,970	$1,350,612
Income (loss) before income taxes	$69,574	$63,609	$823	$(89,795)
Net income (loss)	$47,457	$36,733	$1,856	$(57,681)
Net income (loss) attributable to FAC	$29,318	$19,605	$(8,340)	$(66,903)
Net income (loss) per share attributable to FAC stockholders:
Basic	$0.32	$0.21	$(0.09)	$(0.72)
Diluted	$0.32	$0.21	$(0.09)	$(0.72)

(1)	Net loss for the fourth quarter ending December 31, 2008 includes the impairment loss on goodwill of $19.7 million and the title insurance loss reserve strengthening adjustment of $78.0 million.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Revenues	$2,124,767	$2,162,904	$2,058,102	$1,876,610
Income (loss) before income taxes	$180,418	$(79,960)	$108,011	$(56,406)
Net income (loss)	$120,979	$(40,195)	$66,568	$(38,978)
Net income (loss) attributable to FAC	$83,787	$(65,996)	$46,589	$(67,499)
Net income (loss) per share attributable to FAC stockholders:
Basic	$0.87	$(0.68)	$0.50	$(0.74)
Diluted	$0.84	$(0.68)	$0.49	$(0.74)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006
Revenues	$2,006,284	$2,169,920	$2,178,279	$2,179,114
Income before income taxes	$135,030	$74,019	$186,892	$200,962
Net income	$86,430	$48,719	$113,992	$127,662
Net income attributable to FAC	$67,800	$25,476	$90,429	$103,971
Net income (loss) per share attributable to FAC stockholders:
Basic	$0.71	$0.26	$0.94	$1.08
Diluted	$0.69	$0.26	$0.92	$1.06

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

The exhibits filed as part of this Amendment No. 2 on Form 10-K/A are as follows:

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

THE FIRST AMERICAN CORPORATION (Registrant)

Date: October 8, 2009	By:	/S/ PARKER S. KENNEDY
Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2009	By:	/S/ ANTHONY S. PISZEL
Anthony S. Piszel Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PARKER S. KENNEDY	Chairman, CEO and Director	October 8, 2009
Parker S. Kennedy
/S/ ANTHONY S. PISZEL	Chief Financial Officer and Treasurer (Principal Financial Officer)	October 8, 2009
Anthony S. Piszel
/S/ MAX O. VALDES	Chief Accounting Officer (Principal Accounting Officer)	October 8, 2009
Max O. Valdes

/S/ GEORGE L. ARGYROS	Director	October 8, 2009
George L. Argyros

/S/ BRUCE S. BENNETT	Director	October 8, 2009
Bruce S. Bennett

	Director	October 8, 2009
Matthew B. Botein

/S/ J. DAVID CHATHAM	Director	October 8, 2009
J. David Chatham

/S/ GLENN C. CHRISTENSON	Director	October 8, 2009
Glenn C. Christenson

/S/ WILLIAM G. DAVIS	Director	October 8, 2009
William G. Davis

/S/ JAMES L. DOTI	Director	October 8, 2009
James L. Doti

Signature	Title	Date

/S/ LEWIS W. DOUGLAS, JR.	Director	October 8, 2009
Lewis W. Douglas, Jr.

/S/ CHRISTOPHER V. GREETHAM	Director	October 8, 2009
Christopher V. Greetham

/S/ THOMAS C. O’BRIEN	Director	October 8, 2009
Thomas C. O’Brien

/S/ FRANK O’BRYAN	Director	October 8, 2009
Frank O’Bryan

/S/ ROSLYN B. PAYNE	Director	October 8, 2009
Roslyn B. Payne

	Director	October 8, 2009
John W. Peace

/S/ D. VAN SKILLING	Director	October 8, 2009
D. Van Skilling

	Director	October 8, 2009
Herbert B. Tasker

/S/ VIRGINIA UEBERROTH	Director	October 8, 2009
Virginia Ueberroth

	Director	October 8, 2009
Mary Lee Widener