Form 10-Q
period 2009-09-30
FIRST AMERICAN CORP
filed 2009-11-02
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On October 27, 2009, there were 93,598,420 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION ANNOUNCED JANUARY 15, 2008 AND THE FORM AND TIMING THEREOF;

•	THE TEMPORARY NATURE OF THE DOWNTURN IN THE FINANCIAL SERVICES SECTOR AND THE COMPANY’S ABILITY AND INTENT TO HOLD CERTAIN SECURITIES UNTIL A RECOVERY OCCURS;

•	ESTIMATED AMORTIZATION EXPENSE FOR CERTAIN FINITE-LIVED INTANGIBLE ASSETS;

•	FUTURE COMPANY CONTRIBUTIONS TO ITS PENSION PLAN;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	CHANGES IN UNRECOGNIZED TAX POSITIONS AND THE EFFECT THEREOF ON THE COMPANY’S EFFECTIVE TAX RATE;

•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•

THE CONSUMMATION OF THE OFFER TO PURCHASE THE OUTSTANDING CLASS A COMMON SHARES OF THE COMPANY’S SUBSIDIARY, FIRST ADVANTAGE CORPORATION, AND SUBSEQUENT SHORT FORM MERGER THEREOF, THE EFFECT OF THE OFFER AND MERGER ON THE COMPANY’S OPERATING RESULTS AND FIRST ADVANTAGE OPTIONS AND RESTRICTED STOCK AWARDS, AND THE AMOUNT OF THE FEES TO BE PAID IN CONNECTION THEREWITH;

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

•	CONSOLIDATION AMONG THE COMPANY’S SIGNIFICANT CUSTOMERS AND COMPETITORS;

•	CHANGES IN THE COMPANY’S ABILITY TO INTEGRATE BUSINESSES WHICH IT ACQUIRES;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE COMPANY’S PENSION PLAN;

•	WEAKNESS IN THE COMMERCIAL REAL ESTATE MARKET AND INCREASES IN THE AMOUNT OR SEVERITY OF COMMERCIAL REAL ESTATE TRANSACTION CLAIMS;

•	REGULATION OF TITLE INSURANCE RATES; AND

•

OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, AS UPDATED IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31 AND JUNE 30, 2009, AND AS FURTHER UPDATED HEREIN.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,095,922	$934,945

Accounts and accrued income receivable, net	511,508	558,946

Income tax receivable	20,825	61,678

Investments:
Deposits with savings and loan associations and banks	122,826	182,117
Debt securities	1,661,523	1,718,320
Equity securities	119,004	110,126
Other long-term investments	380,930	371,157

	2,284,283	2,381,720

Loans receivable, net	162,240	151,692

Property and equipment, net	605,549	665,305

Title plants and other indexes	692,963	685,090

Deferred income taxes	100,923	149,473

Goodwill	2,614,209	2,594,738

Other intangible assets, net	271,256	298,411

Other assets	257,682	248,057

	$8,617,360	$8,730,055

Liabilities and Equity
Demand deposits	$1,175,249	$1,298,221
Accounts payable and accrued liabilities	925,051	994,093
Deferred revenue	710,053	728,844
Reserve for known and incurred but not reported claims	1,286,221	1,355,392
Notes and contracts payable	809,589	868,274
Deferrable interest subordinated notes	100,000	100,000

	5,006,163	5,344,824

Commitments and contingencies
The First American Corporation (“FAC”) stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; outstanding—none
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—93,579 and 92,963 shares	93,579	92,963
Additional paid-in capital	815,458	801,228
Retained earnings	2,200,501	2,099,654
Accumulated other comprehensive loss	(193,776)	(296,195)

Total FAC stockholders’ equity	2,915,762	2,697,650
Noncontrolling interests	695,435	687,581

Total equity	3,611,197	3,385,231

	$8,617,360	$8,730,055

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Operating revenues	$1,510,181	$1,513,073	$4,333,149	$4,776,890
Investment and other income	50,195	56,098	163,150	182,346
Gain on stock issued by subsidiary	—	—	—	1,325
Net realized investment gains (losses)	5,106	(50,201)	(15,623)	(97,415)

	1,565,482	1,518,970	4,480,676	4,863,146

Expenses
Salaries and other personnel costs	466,320	513,710	1,405,123	1,654,224
Premiums retained by agents	363,408	347,379	881,571	1,088,492
Other operating expenses	439,326	445,102	1,316,367	1,373,722
Provision for policy losses and other claims	97,181	121,903	291,188	343,885
Depreciation and amortization	62,260	59,993	165,794	177,219
Premium taxes	10,350	12,487	26,766	36,773
Interest	13,636	17,573	45,440	54,825

	1,452,481	1,518,147	4,132,249	4,729,140

Income before income taxes	113,001	823	348,427	134,006
Income taxes provision (benefit)	41,719	(1,033)	128,252	47,960

Net income	71,282	1,856	220,175	86,046
Less: Net income attributable to noncontrolling interests	15,920	10,196	58,516	45,463

Net income (loss) attributable to FAC	$55,362	$(8,340)	$161,659	$40,583

Net income (loss) attributable to FAC stockholders (Note 7):
Basic	$0.59	$(0.09)	$1.73	$0.44

Diluted	$0.59	$(0.09)	$1.72	$0.44

Cash dividends per share	$0.22	$0.22	$0.66	$0.66

Weighted-average number of shares (Note 7):
Basic	93,448	92,659	93,243	92,388

Diluted	94,525	92,659	94,075	93,172

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$71,282	$1,856	$220,175	$86,046

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	14,733	(27,942)	66,022	(78,751)
Unrealized gain (loss) on securities for which credit-related portion was recognized in net realized investment gains (losses)	2,369	—	130	—
Foreign currency translation adjustments	13,859	(23,221)	31,434	(19,321)
Minimum pension liability adjustment	3,690	2,049	11,068	6,215

Total other comprehensive income (loss), net of tax	34,651	(49,114)	108,654	(91,857)

Comprehensive income (loss)	105,933	(47,258)	328,829	(5,811)
Less: Comprehensive income attributable to noncontrolling interests	17,278	8,101	64,751	34,341

Comprehensive income (loss) attributable to FAC	$88,655	$(55,359)	$264,078	$(40,152)

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$220,175	$86,046
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	291,188	343,885
Depreciation and amortization	165,794	177,219
Net realized investment losses	15,623	96,090
Share-based compensation	23,487	20,972
Equity in earnings of affiliates	(74,112)	(38,057)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(370,182)	(370,227)
Net change in income tax accounts	53,452	(108,578)
Decrease (increase) in accounts and accrued income receivable	52,221	(31,199)
Decrease in accounts payable and accrued liabilities	(49,667)	(108,532)
Decrease in deferred revenue	(19,493)	(14,641)
Other, net	2,201	(20,724)

Cash provided by operating activities	310,687	32,254

Cash flows from investing activities:
Net cash effect of company acquisitions	(28,318)	(115,014)
Purchase of subsidiary shares from noncontrolling interests	(31,864)	—
Sale of subsidiary shares to/other changes in noncontrolling interest	5,785	—
Net decrease (increase) in deposits with banks	59,291	(84,084)
Net increase in loans receivable	(10,548)	(14,692)
Purchases of debt and equity securities	(555,616)	(705,507)
Proceeds from sales of debt and equity securities	393,838	166,281
Proceeds from maturities of debt securities	288,642	154,734
Net decrease in other long-term investments	72,035	33,632
Capital expenditures	(57,918)	(112,744)
Purchases of capitalized data	(21,125)	(24,404)
Proceeds from sale of property and equipment	14,486	19,048

Cash provided by (used for) investing activities	128,688	(682,750)

Cash flows from financing activities:
Net change in demand deposits	(122,972)	353,361
Proceeds from issuance of debt	58,483	298,801
Repayment of debt	(131,876)	(266,909)
Proceeds from exercise of stock options	6,250	14,053
Proceeds from the issuance of stock to employee benefit plans	3,567	5,219
Contributions from noncontrolling interests	891	—
Distributions to noncontrolling interests	(31,709)	(31,215)
Excess tax benefits from share-based compensation	460	1,143
Cash dividends	(61,492)	(60,864)

Cash (used for) provided by financing activities	(278,398)	313,589

Net increase (decrease) in cash and cash equivalents	160,977	(336,907)
Cash and cash equivalents—Beginning of period	934,945	1,162,569

Cash and cash equivalents—End of period	$1,095,922	$825,662

Supplemental information:
Cash paid during the quarter for:
Interest	$48,680	$51,755
Premium taxes	$25,362	$47,098
Income taxes	$61,475	$133,953
Noncash investing and financing activities:
Liabilities incurred in connection with Company acquisitions	$4,044	$977
Company acquisitions in exchange for common stock	$—	$3,588
Purchase of assets under capital lease obligation	$4,901	$—

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Equity

(in thousands)

(unaudited)

	First American Corporation Stockholders					Non-controlling interest	Total
	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2008	92,963	$92,963	$801,228	$2,099,654	$(296,195)	$687,581	$3,385,231
Net income for nine months ended September 30, 2009				161,659		58,516	220,175
Dividends on common shares				(61,628)			(61,628)
Tax benefit for dividends paid				1,644			1,644
Shares issued in connection with option, benefit and savings plans	616	616	8,146				8,762
Share-based compensation			16,793				16,793
Restricted stock unit dividend equivalents			828	(828)			—
Purchase of subsidiary shares from noncontrolling interest			(11,537)			(31,864)	(43,401)
Sale of subsidiary shares to / other changes in noncontrolling interest						5,785	5,785
Contributions from noncontrolling interest						891	891
Distributions to noncontrolling interest						(31,709)	(31,709)
Other comprehensive income					102,419	6,235	108,654

Balance at September 30, 2009	93,579	$93,579	$815,458	$2,200,501	$(193,776)	$695,435	$3,611,197

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the amendments thereto. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”also issued as Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105-10”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s consolidated financial statements. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“ASC Topic 820-10-15-1”). ASC Topic 820-10-15-1 delayed the effective date of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“ASC Topic 820-10”) for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of ASC Topic 820-10 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC Topic 825-10”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted ASC Topic 825-10 effective January 1, 2008. The Company did not apply ASC Topic 825-10 to any assets or liabilities and, therefore, the adoption had no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“ASC Topic 805-10”). Effective January 1, 2009, the Company adopted the provisions of ASC Topic 805-10. This statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. ASC Topic 805-10 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805-10 requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. ASC Topic 805-10 also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted ASC Topic 805-10 on January 1, 2009 and the adoption of ASC Topic 805-10 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20-25-19”). The FASB carried forward the requirements in SFAS 141 for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“ASC 450-10”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of ASC Topic 805-20-25-19. Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. ASC Topic 805-20-25-19 had the same effective date as ASC Topic 805-10, and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The Company adopted ASC Topic 805-20-25-19 on January 1, 2009 and the adoption of ASC Topic 805-20-25-19 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“ASC Topic 810-10”). The Company adopted the provisions of ASC Topic 810-10 effective January 1, 2009. ASC Topic 810-10 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. ASC Topic 810-10 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests—all other requirements are to be applied prospectively. The Company filed Amendment No. 2 to the Company’s Annual Report on Form 10-K on October 8, 2009 to apply the retroactive provisions of ASC Topic 810-10 to its consolidated financial statements. Except for the required presentation and disclosures, the adoption of ASC Topic 810-10 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC Topic 320-10-65-1”). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC Topic 320-10”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC 320-10-65-1 in the first quarter of 2009. See the discussion in Note 4 regarding the impact of adoption.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10”). ASC Topic 820-10 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. ASC Topic 820-10 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. ASC Topic 820-10 must be applied prospectively. The Company elected to adopt ASC Topic 820-10 in the first quarter of 2009. The adoption of ASC Topic 820-10 had no material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 825-10-65-1”). This FSP relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107 (ASC Topic 825-10), “Disclosures about Fair Value of Financial Instruments”. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. ASC Topic 825-10-65-1 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC Topic 825-10-65-1 in the second quarter of 2009. Except for the disclosure requirements, the adoption of ASC Topic 825-10-65-1 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“ASC Topic 855-10”). ASC Topic 855-10 is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. ASC Topic 855-10 is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted ASC Topic 855-10 in the second quarter of 2009. Except for the disclosure requirements, the adoption of ASC Topic 855-10 had no impact on the Company’s consolidated financial statements.

Note 2 – Spin-off and other Corporate Developments

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

On June 29, 2009, the Company announced its proposal to acquire the issued and outstanding common stock of its publicly traded subsidiary, First Advantage Corporation (“First Advantage”), in a stock-for-stock transaction in which the Company would issue 0.5375 of a common share for each issued and outstanding share of First Advantage. On October 9, 2009, the Company commenced an exchange offer (the “Offer”) for all publicly held shares of Class A common stock of First Advantage (“Class A Shares”) at an exchange ratio of 0.58 of a Company common share for each Class A Share. The Offer is currently scheduled to expire on November 10, 2009, unless extended (as may be extended from time to time, the “Expiration Time”) (See Note 19 Subsequent Events).

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits, like-kind 1031 exchange deposits and trust assets as a service to its customers, some of which are held by or managed by its affiliates.

Escrow deposits totaled $4.4 billion and $3.8 billion at September 30, 2009 and December 31, 2008, respectively, of which $920.2 million and $1.04 billion were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at the bank are included in the accompanying consolidated balance sheets, with $272.4 million included in cash and cash equivalents and $647.8 million included in debt and equity securities at September 30, 2009, and $135.2 million included in cash and cash equivalents and $909.3 million included in debt and equity securities at December 31, 2008, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Like-kind exchange deposits held by the Company for the purpose of completing such transactions totaled $242.3 million and $553.1 million at September 30, 2009 and December 31, 2008, respectively, of which $181.5 million and $173.9 million were held at the First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying consolidated balance sheets, in cash and cash equivalents with offsetting liabilities included in demand deposits. The remaining exchange deposits were held at third-party financial institutions.

Trust assets under management and administration for others totaled $2.9 billion and $3.4 billion at September 30, 2009 and December 31, 2008, respectively, and were held by the Company’s federal savings bank. Trust assets, as well as escrow and like-kind exchange deposits held at third party financial institutions, are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets, transfers of property, disbursements of proceeds and the return on the proceeds.

Note 4 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
September 30, 2009
U.S. Treasury bonds	$35,564	$2,146	$(3)	$37,707
Municipal bonds	96,932	3,649	(28)	100,553
Foreign bonds	136,992	2,160	(12)	139,140
Governmental agency bonds	244,405	2,165	(356)	246,214
Governmental agency mortgage-backed and asset-backed securities	1,021,974	15,188	(11,845)	1,025,317
Non-agency mortgage-backed and asset-backed securities	109,634	5	(51,140)	58,499
Corporate debt securities	51,996	3,385	(1,288)	54,093

	$1,697,497	$28,698	$(64,672)	$1,661,523

December 31, 2008
U.S. Treasury bonds	$39,574	$3,436	$(4)	$43,006
Municipal bonds	80,136	1,610	(2,448)	79,298
Foreign bonds	97,371	3,300	(78)	100,593
Governmental agency bonds	128,403	3,448	(381)	131,470
Governmental agency mortgage-backed and asset-backed securities	1,196,381	9,233	(33,225)	1,172,389
Non-agency mortgage-backed and asset-backed securities	137,696	—	(52,188)	85,508
Corporate debt securities	114,208	1,643	(9,795)	106,056

	$1,793,769	$22,670	$(98,119)	$1,718,320

The cost and estimated fair value of investments in equity securities are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
September 30, 2009
Preferred stocks	$31,917	$1,526	$(2,021)	$31,422
Common stocks	61,664	26,167	(249)	87,582

	$93,581	$27,693	$(2,270)	$119,004

December 31, 2008
Preferred stocks	$52,056	$63	$(15,206)	$36,913
Common stocks	89,443	4,201	(20,431)	73,213

	$141,499	$4,264	$(35,637)	$110,126

Sales of debt and equity securities resulted in realized gains of $12.6 million and $1.6 million and realized losses of $1.5 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively. Sales of debt and equity securities resulted in realized gains of $19.7 million and $6.2 million and realized losses of $3.7 million and $4.6 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company had the following gross unrealized losses as of September 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2009
Debt securities
U.S. Treasury bonds	$475	$(3)	$—	$—	$475	$(3)
Municipal bonds	486	(12)	1,408	(16)	1,894	(28)
Foreign bonds	47,693	(11)	1,247	(1)	48,940	(12)
Governmental agency bonds	28,817	(356)	—	—	28,817	(356)
Governmental agency mortgage-backed and asset-backed securities	276,884	(2,629)	361,765	(9,216)	638,649	(11,845)
Non-agency mortgage-backed and asset-backed securities	960	(267)	57,280	(50,873)	58,240	(51,140)
Corporate debt securities	5,418	(320)	11,395	(968)	16,813	(1,288)

Total debt securities	360,733	(3,598)	433,095	(61,074)	793,828	(64,672)
Equity securities	3,299	(1,408)	8,848	(862)	12,147	(2,270)

Total	$364,032	$(5,006)	$441,943	$(61,936)	$805,975	$(66,942)

December 31, 2008
Debt securities
U.S. Treasury bonds	$246	$(4)	$—	$—	$246	$(4)
Municipal bonds	1,149	(8)	20,550	(2,440)	21,699	(2,448)
Foreign bonds	2,798	(1)	6,329	(77)	9,127	(78)
Governmental agency bonds	13,099	(75)	296	(306)	13,395	(381)
Governmental agency mortgage-backed and asset-backed securities	361,154	(10,854)	399,210	(22,371)	760,364	(33,225)
Non-agency mortgage-backed and asset-backed securities	29,263	(19,800)	56,246	(32,388)	85,509	(52,188)
Corporate debt securities	13,568	(1,029)	61,078	(8,766)	74,646	(9,795)

Total debt securities	421,277	(31,771)	543,709	(66,348)	964,986	(98,119)
Equity securities	37,915	(16,248)	23,096	(19,389)	61,011	(35,637)

Total	$459,192	$(48,019)	$566,805	$(85,737)	$1,025,997	$(133,756)

Recent dislocations in the capital and credit markets have resulted in extreme volatility and disruption in the financial markets. These and other factors including the tightening of credit markets, failures of significant financial institutions, declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions, and a general slowdown in economic activity have contributed to decreases in the fair value of the investment portfolio as of September 30, 2009. It is possible that the Company could recognize impairment losses on some securities it owns at September 30, 2009 if future events or information cause the Company to determine that a decline in value is other-than-temporary.

The Company determines the fair value of its debt and equity in accordance with ASC Topic 820-10. ASC Topic 820-10 provides a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1 – Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category was based on quoted prices that are readily and regularly available in an active market.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. This pricing service, which is a provider of financial market data, analytics and related services to financial institutions, provides management one price for each security. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable. Level 2 also includes non-agency mortgage-backed and asset-backed securities and municipal bonds which are currently not actively traded securities. When the value from an independent pricing service is utilized, management obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage and asset-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. The Company’s validation procedures include assessing the reasonableness of the changes relative to prior periods given the prevailing market conditions, comparison of the prices received from the pricing service to quotes received from other third party sources for securities with market prices that are readily verifiable, changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any adjustments to the results provided by the pricing service.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Currently the Company does not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at September 30, 2009 and December 31, 2008. These securities were classified as Level 2 at September 30, 2009 and December 31, 2008 because the valuation models use observable market inputs in addition to traded prices.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, classified using the ASC Topic 820-10 valuation hierarchy:

(in thousands)	Carrying Value as of September 30, 2009	Level 1	Level 2
Debt securities
U.S. Treasury bonds	$37,707	$—	$37,707
Municipal bonds	100,553	—	100,553
Foreign bonds	139,140	—	139,140
Governmental agency bonds	246,214	—	246,214
Governmental agency mortgage-backed and asset-backed securities	1,025,317	—	1,025,317
Non-agency mortgage-backed and asset-backed securities	58,499	—	58,499
Corporate debt securities	54,093	—	54,093

	1,661,523	—	1,661,523

Equity securities
Preferred stocks	31,422	31,422	—
Common stocks	87,582	87,582	—

	119,004	119,004	—

	$1,780,527	$119,004	$1,661,523

(in thousands)	Carrying Value as of December 31, 2008	Level 1	Level 2
Debt securities
U.S. Treasury bonds	$43,006	$—	$43,006
Municipal bonds	79,298	—	79,298
Foreign bonds	100,593	—	100,593
Governmental agency bonds	131,470	—	131,470
Governmental agency mortgage-backed and asset-backed securities	1,172,389	—	1,172,389
Non-agency mortgage-backed and asset-backed securities	85,508	—	85,508
Corporate debt securities	106,056	—	106,056

	1,718,320	—	1,718,320

Equity securities
Preferred stocks	36,913	36,913	—
Common stocks	73,213	73,213	—

	110,126	110,126	—

	$1,828,446	$110,126	$1,718,320

The Company had no securities at September 30, 2009 and December 31, 2008 that were valued at Level 3 of the valuation hierarchy.

In the first quarter of 2009, the Company adopted the provisions of ASC Topic 320-10-65-1 and assessed the unrealized losses in its portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities portfolios. In determining whether a credit loss exists, the Company evaluated individual securities by estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions such as the remaining payment terms of the security, prepayment speeds, default rates, and loss severity on the collateral supporting the security. In developing these assumptions, management utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and the Company’s securities data and market analytic tools. In instances in which a determination is made that a credit loss (as defined in ASC Topic 320-10-65-1), which is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis, exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), ASC Topic 320-10-65-1 changes the presentation and amount of the OTTI recognized in the statements of earnings. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The total OTTI is presented in the statements of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security. For discussion of the methodology previously utilized to evaluate the non-agency mortgage-backed and asset-backed securities portfolio refer to Note 1 to the consolidated financial statements in Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on October 8, 2009. The expected cash flows were discounted using the credit adjusted effective yield to maturity. As a result of management’s security-level review and other economic factors, management has recognized $3.6 million of losses associated with non-agency mortgage-backed and asset-backed securities in the third quarter of 2009, which amount relates to the present value of estimated credit losses on the securities. Non-credit related unrealized losses of $42.2 million related to these securities are included in accumulated other comprehensive loss at September 30, 2009.

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the third quarter of 2009, the Company concluded that such evidence was not available on ten common equity securities. Accordingly, an other-than-temporary impairment charge of $0.5 million, relating to its common equity securities, was recorded as a component of net realized investment losses.

Most of the Company’s preferred equity securities are in the financial services sector, which the Company believes to be in a temporary, though potentially protracted, downturn. While the duration of disruption in the financial services sector, and accompanying depressed market values of industry participants’ preferred equity securities, are unknown, the Company believes a full recovery is likely and the Company has the ability and intent to hold the equity preferred securities that are currently in an unrealized loss position until that recovery occurs. The Company believes that the United States government’s adopted policy of stabilizing the financial services sector is an important factor in its determination that the sector will return to a more normal operating environment. The Company also assessed the historic and current credit ratings of the individual issuers, the capital adequacy and anticipated profitability of each issuer, and any changes to the investments’ fair value subsequent to the balance sheet date. Based on these factors, the Company has concluded that none of the individual investments were other-than-temporarily impaired as of September 30, 2009.

The following table presents the change in other-than-temporary credit related impairment charges on fixed non-agency mortgage-backed and asset-backed securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss:

(in thousands)
Credit related impairments on non-agency mortgage-backed and asset-backed securities as of December 31, 2008	$—
Credit related impairments not previously recognized	10,959

Credit related impairments on non-agency mortgage-backed and asset-backed securities as of September 30, 2009	$10,959

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2009, is as follows:

(in thousands)	Balance as of December 31, 2008	Acquisitions	Dispositions	Other/ post acquisition adjustments	Balance as of September 30, 2009
Financial Services:
Title Insurance and Services	$706,075	—	$(6,317)	$3,088	$702,846
Specialty Insurance	46,056	—	—	—	46,056
Information Solutions:
Information and Outsourcing Solutions	641,519	—	—	1,894	643,413
Data and Analytic Solutions	452,275	5,472	—	(6,845)	450,902
Risk Mitigation and Business Solutions	748,813	—	—	22,179	770,992

	$2,594,738	$5,472	$(6,317)	$20,316	$2,614,209

The Company’s reporting units, for purposes of applying the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“ASC Topic 350-10-05”), are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, information and outsourcing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services.

In accordance with ASC Topic 350-10-05 and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Impairment analyses were not performed in the first nine months of 2009 or in any interim period in 2008 other than the fourth quarter as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2009	December 31, 2008
Covenants not to compete	$60,405	$59,884
Customer lists	359,517	359,805
Trademarks and licenses	60,647	61,679

	480,569	481,368
Accumulated amortization	(209,313)	(182,957)

	$271,256	$298,411

Amortization expense for other intangible assets, with definite lives ranging from two to twenty years, was $11.6 million and $34.7 million for the three and nine months ended September 30, 2009 and $14.1 million and $39.4 million for the three and nine months ended September 30, 2008, respectively.

Estimated amortization expense for other finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2009	$13,551
2010	$44,654
2011	$40,258
2012	$36,588
2013	$32,499
2014	$19,683

Note 7 – Earnings Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator for basic net income (loss) per share:
Net income (loss) attributable to The First American Corporation	$55,362	$(8,340)	$161,659	$40,583
Effect of dilutive securities:
Subsidiary potential dilutive shares	(40)	—	(63)	(42)

Numerator for diluted net income (loss) per share	$55,322	$(8,340)	$161,596	$40,541

Denominator for basic net income (loss) per share:
Weighted-average shares	93,448	92,659	93,243	92,388
Effect of dilutive securities:
Employee stock options and restricted stock units	1,077	—	832	784

Denominator for diluted net income (loss) per share	94,525	92,659	94,075	93,172

Basic net income (loss) per share	$0.59	$(0.09)	$1.73	$0.44

Diluted net income (loss) per share	$0.59	$(0.09)	$1.72	$0.44

For the three and nine months ended September 30, 2009, 1.6 million and 2.0 million stock options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months ended September 30, 2008, 3.5 million potential dilutive shares of common stock (representing all dilutive shares) were excluded due to the net loss for the period. For the nine months ended September 30, 2008, 1.7 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 8 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Expense:
Service Cost	$1,497	$1,363	$4,492	$5,162
Interest Cost	8,482	8,239	25,447	25,090
Expected return on plan assets	(4,875)	(6,306)	(14,625)	(18,765)
Amortization of prior service benefit	(323)	(323)	(969)	(968)
Amortization of net loss	5,873	3,476	17,617	10,530

	$10,654	$6,449	$31,962	$21,049

The Company contributed $18.5 million to its pension plans in the nine months ended September 30, 2009, and expects to contribute an additional $4.6 million during the remainder of 2009. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 9 – Fair Value of Financial Instruments

The Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (“ASC Topic 825-10”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, ASC Topic 825-10 excludes certain financial instruments including those related to insurance contracts.

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

Notes and Contracts Payable

The fair value of notes and contracts payable was estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Deferrable Interest Subordinated Notes

The fair value of the Company’s deferrable interest subordinated notes was estimated based on the current rates offered to the Company for debt of the same type and remaining maturity.

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are presented in the following table.

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$1,095,922	$1,095,922	$934,945	$934,945
Accounts receivable	$511,508	$511,508	$558,946	$558,946
Investments:
Deposits with savings and loan associations and banks	$122,826	$122,826	$182,117	$182,117
Debt securities	$1,661,523	$1,661,523	$1,718,320	$1,718,320
Equity securities	$119,004	$119,004	$110,126	$110,126
Other long-term investments	$380,930	$380,930	$371,157	$371,157
Loans receivable, net	$162,240	$168,915	$151,692	$167,532
Financial Liabilities:
Demand deposits	$1,175,249	$1,175,249	$1,298,221	$1,298,602
Accounts payable and accrued liabilities	$925,051	$925,051	$994,093	$994,093
Notes and contracts payable	$809,589	$759,237	$868,274	$778,009
Deferrable interest subordinated notes	$100,000	$107,487	$100,000	$102,054

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

The following table sets forth the share-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Stock options	$461	$418	$1,339	$1,113
Restricted stock units	3,071	3,030	14,531	10,490
Employee stock purchase plan	201	214	629	921

	$3,733	$3,662	$16,499	$12,524

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to the Company’s publicly traded subsidiary, First Advantage and the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $2.2 million and $6.7 million for the three and nine months ended as of September 30, 2009, respectively, and $2.4 million and $7.5 million for the three and nine months ended as of September 30, 2008.

RSU activity for the nine months ended September 30, 2009, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant- date fair value
Restricted stock units unvested at December 31, 2008	981	$37.32
Granted during 2009	1,001	$25.50
Vested during 2009	(271)	$37.04
Forfeited during 2009	(22)	$34.93

Restricted stock units unvested at September 30, 2009	1,689	$30.40

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2008	3,050	$30.59
Exercised during 2009	(281)	$17.78
Forfeited during 2009	(72)	$37.37

Balance at September 30, 2009	2,697	$31.75	4.4	$12,981

Vested and expected to vest at September 30, 2009	2,689	$31.71	4.4	$12,981

Exercisable at September 30, 2009	2,304	$29.96	4.1	$12,981

Note 11 – Business Combinations

During the nine months ended September 30, 2009, the Company completed two acquisitions. One was included in the data and analytic solutions segment and the other in the information and outsourcing solutions segment. These acquisitions had a combined purchase price of $7.1 million in cash and were not considered material, individually or in the aggregate. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the two acquisitions, the Company recorded approximately $5.5 million of goodwill and $0.3 million of intangible assets with finite lives.

Also during the nine months ended September 30, 2009, the Company purchased the remaining noncontrolling interests in five companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $16.4 million in cash. In addition to the above transactions, the Company paid $19.5 million for acquisition earn outs.

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

In addition, during the nine months ended September 30, 2008, the Company purchased noncontrolling interests in five companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $60.9 million in cash. As a result of these five transactions, the Company recorded approximately $28.3 million of goodwill and $0.4 million of intangible assets with finite lives. In addition to the above transactions, the Company paid out $35.5 million for acquisition earn outs and other prior year acquisition adjustments.

Note 12 – Segment Information

The Company currently presents the following business groups and underlying segments.

Financial Services Group

•

Title Insurance and Services: The title insurance and services segment issues residential and commercial title insurance policies and provides related escrow services, accommodates tax-deferred exchanges and provides investment advisory services, trust services, lending and deposit products and other related products and services. The Company, through First American Title Insurance Company and its affiliates, transacts the business of title insurance through a network of direct operations and agents. Through this network, the Company issues policies in all states (except Iowa) and the District of Columbia. In Iowa, the Company provides abstracts of title only. The Company also offers title or related services, either directly or through joint ventures, in Guam, Puerto Rico, the U.S. Virgin Islands, the Bahamas, Australia, Canada, Chile, China, Ireland, Brazil, Mexico, New Zealand, South Korea, the United Kingdom, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, the Slovak Republic, Turkey, Spain and other territories and countries. The international operations account for an immaterial amount of the Company’s income before income taxes and noncontrolling interests.

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

•

Risk Mitigation and Business Solutions: The risk mitigation and business solutions segment, which is comprised entirely of the Company’s publicly traded First Advantage Corporation subsidiary, provides consumer credit reporting solutions for mortgage and home equity needs, transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting, lead generation services, consolidated consumer credit reports for the automotive dealer marketplace, employment background screening, hiring management solutions, occupational health services, tax incentive services, payroll and human resource management, resident screening services, property management software, renters’ insurance services, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative services.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense. Eliminations consist of inter-segment revenues included in the results of the operating segments.

Selected financial information by reporting segment is as follows:

For the three months ended September 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$996,998	$58,523	$15,487	$8,301
Specialty Insurance	71,086	7,438	944	3,754

	1,068,084	65,961	16,431	12,055

Information Solutions:
Information and Outsourcing Solutions	227,659	43,900	6,095	806
Data and Analytic Solutions	129,317	21,319	15,822	9,640
Risk Mitigation and Business Solutions	169,309	18,313	10,983	5,606

	526,285	83,532	32,900	16,052

	1,594,369	149,493	49,331	28,107
Corporate	1,331	(36,492)	13,004	(608)
Eliminations	(30,218)	—	(75)	—

	$1,565,482	$113,001	$62,260	$27,499

For the three months ended September 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$977,857	$(33,716)	$21,316	$17,552
Specialty Insurance	72,758	316	941	1,926

	1,050,615	(33,400)	22,257	19,478

Information Solutions:
Information and Outsourcing Solutions	181,845	31,407	5,827	1,846
Data and Analytic Solutions	130,936	15,136	16,249	6,049
Risk Mitigation and Business Solutions	188,064	21,365	12,171	7,561

	500,846	67,908	34,247	15,456

	1,551,461	34,508	56,504	34,934
Corporate	1,742	(33,685)	3,489	355
Eliminations	(34,232)	—	—	—

	$1,518,970	$823	$59,993	$35,289

For the nine months ended September 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$2,724,335	$120,877	$49,270	$20,148
Specialty Insurance	205,705	16,862	2,765	6,300

	2,930,040	137,739	52,035	26,448

Information Solutions:
Information and Outsourcing Solutions	686,043	165,033	17,297	3,780
Data and Analytic Solutions	402,630	77,175	46,205	17,510
Risk Mitigation and Business Solutions	550,465	58,689	32,547	15,261

	1,639,138	300,897	96,049	36,551

	4,569,178	438,636	148,084	62,999
Corporate	3,712	(90,209)	17,860	(180)
Eliminations	(92,214)	—	(150)	—

	$4,480,676	$348,427	$165,794	$62,819

For the nine months ended September 30, 2008:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$3,159,233	$(27,519)	$60,420	$40,701
Specialty Insurance	225,376	17,491	2,390	6,026

	3,384,609	(10,028)	62,810	46,727

Information Solutions:
Information and Outsourcing Solutions	566,695	128,870	17,932	13,115
Data and Analytic Solutions	411,393	55,834	51,219	24,369
Risk Mitigation and Business Solutions	588,327	64,453	33,958	26,323

	1,566,415	249,157	103,109	63,807

	4,951,024	239,129	165,919	110,534
Corporate	2,339	(105,123)	11,300	2,210
Eliminations	(90,217)	—	—	—

	$4,863,146	$134,006	$177,219	$112,744

Note 13 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with ASC Topic 450-10, the Company maintained a reserve for these lawsuits totaling $18.4 million at September 30, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with ASC Topic 450-10, the Company maintained a reserve for these matters totaling $1.5 million at September 30, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 14 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	September 30, 2009		December 31, 2008
Known title claims	$222,774	17.3%	$234,311	17.3%
IBNR	988,581	76.9%	1,035,779	76.4%

Total title claims	1,211,355	94.2%	1,270,090	93.7%
Non-title claims	74,866	5.8%	85,302	6.3%

Total loss reserves	$1,286,221	100.0%	$1,355,392	100.0%

Note 15 – Income Taxes

As of September 30, 2009, the liability for income taxes associated with uncertain tax positions was $25.9 million. This liability can be reduced by $4.0 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $21.9 million, if recognized, would favorably affect the company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2009, the Company had accrued $4.8 million of interest (net of tax benefit) and penalties related to uncertain tax positions.

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

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 36.8% for the nine months ended September 30, 2009 and 35.8% for the same period of the prior year. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and the effect of interest and penalties recognized in the quarter relating to FIN 48 (“ASC Topic 740-10”).

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

Components of other comprehensive income (loss) are as follows:

For the three months ended September 30, 2009:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at June 30, 2009	$(28,012)	$(11,832)	$(188,122)	$(227,966)
Pretax change	23,271	13,859	5,677	42,807
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in net realized investment gains (losses)	3,645	—	—	3,645
Tax effect	(9,814)	—	(1,987)	(11,801)

Balance at September 30, 2009	$(10,910)	$2,027	$(184,432)	$(193,315)

For the nine months ended September 30, 2009:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(77,062)	$(29,407)	$(195,500)	$(301,969)
Pretax change	97,545	31,434	17,027	146,006
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in net realized investment gains (losses)	200	—	—	200
Tax effect	(31,593)	—	(5,959)	(37,552)

Balance at September 30, 2009	$(10,910)	$2,027	$(184,432)	$(193,315)

Components of other comprehensive (loss) income allocated to The First American Corporation and noncontrolling interests are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Allocated to The First American Corporation	$(76,710)	$(23,985)	$(195,500)	$(296,195)
Allocated to noncontrolling interests	(352)	(5,422)	—	(5,774)

Balance at December 31, 2008	$(77,062)	$(29,407)	$(195,500)	$(301,969)

Allocated to The First American Corporation	$(13,635)	$4,291	$(184,432)	$(193,776)
Allocated to noncontrolling interests	2,725	(2,264)	—	461

Balance at September 30, 2009	$(10,910)	$2,027	$(184,432)	$(193,315)

Note 18 – Pending Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”) establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“ASC Topic 810-10”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

Note 19 – Subsequent Events

In June 2009, the Company adopted ASC Topic 855-10. ASC Topic 855-10 is modeled after the subsequent event guidance in auditing literature, with some terminology changes and additional required disclosures. Subsequent events have been reviewed through November 2, 2009, the date of issuance of these financial statements. There were no other subsequent events requiring adjustment to or disclosure in the Company’s consolidated financial statements.

On June 29, 2009, the Company announced its proposal to acquire the issued and outstanding common stock of its publicly traded subsidiary, First Advantage, in a stock-for-stock transaction in which the Company would issue 0.5375 of a common share for each issued and outstanding share of First Advantage. On October 9, 2009, the Company commenced the Offer for all publicly held First Advantage Class A Shares at an exchange ratio of 0.58 of a Company common share for each share of First Advantage Class A Shares (the “Exchange Ratio”). As of October 7, 2009, the Exchange Ratio represented an offer price of $18.86 per Class A Share and a 47.89% premium to the closing price of the Class A Shares on the last trading day prior to the June 29, 2009 announcement.

In the event that the Offer and subsequent merger of a subsidiary of the Company into First Advantage are consummated in the fourth quarter, operating results for the fourth quarter will be negatively impacted due to related costs. The transaction will constitute a “Change in Control” under the First Advantage 2003 Incentive Compensation Plan (“the Plan”). Upon a Change in Control, the unvested awards of stock options, restricted stock units and restricted stock issued under the Plan will vest, the stock options will be assumed by the Company and converted at the Exchange Ratio to options to purchase common shares of the Company, and the unamortized costs of those awards will be expensed. At September 30, 2009, the unamortized compensation expense was $8.5 million and $0.9 million related to the unvested restricted stock and unvested options, respectively. In addition, Morgan Stanley is acting as First Advantage’s financial advisor related to the Offer. Pursuant to the terms of Morgan Stanley’s engagement, in the event that the Offer is accepted, First Advantage has agreed to pay Morgan Stanley a transaction fee which is currently estimated to be approximately $3.0 million.

The Company and Experian Information Solutions, Inc. (“Experian”) are parties to a joint venture that resulted in the creation of the Company’s First American Real Estate Solutions LLC (“FARES”) subsidiary. Pursuant to the terms of the joint venture, Experian has the right to sell to the Company its interest in FARES at a purchase price determined pursuant to a specified formula based on the after-tax earnings of FARES. Experian may only exercise this right if the purchase price is less than $160.0 million. As of September 30, 2009 and December 31, 2008, the purchase price would have exceeded $160.0 million and, consequently, Experian could not exercise this right. In addition to the agreement with Experian, the Company is also party to several other agreements that require the Company, under certain conditions, some of which have not been met, to purchase some or all of those noncontrolling shares of certain less-than-100.0%-owned subsidiaries for approximately $100 million. The total potential purchase price related to those agreements that have met the necessary conditions as of September 30, 2009 or December 31, 2008, was not material.

On October 28, 2009, the Company signed a letter of intent with Experian that provides for, among other items, (i) the buy-out of Experian’s indirect interest in FARES’s plant management and imaged document business for $48.0 million in cash, and (ii) amending the arrangement with respect to the Company’s buy-out of Experian’s interest in FARES to provide that, if exercised by either party in 2010, the exercise price would be $313.8 million in cash and would close on December 31, 2010. The transaction remains subject to the execution of definitive agreements and the satisfaction of customary closing conditions. A copy of the letter of intent is attached as Exhibit 10(f) to this Quarterly Report on Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” also issued as Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105-10”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s consolidated financial statements. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“ASC Topic 820-10-15-1”). ASC Topic 820-10-15-1 delayed the effective date of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“ASC Topic 820-10”) for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of ASC Topic 820-10 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC Topic 825-10”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted ASC Topic 825-10 effective January 1, 2008. The Company did not apply ASC Topic 825-10 to any assets or liabilities and, therefore, the adoption had no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“ASC Topic 805-10”). Effective January 1, 2009, the Company adopted the provisions of ASC Topic 805-10. This statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. ASC Topic 805-10 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805-10 requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. ASC Topic 805-10 also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted ASC Topic 805-10 on January 1, 2009 and the adoption of ASC Topic 805-10 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20-25-19”). The FASB carried forward the requirements in SFAS 141 for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“ASC Topic 450-10”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of ASC Topic 805-20-25-19. Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. ASC Topic 805-20-25-19 had the same effective date as ASC Topic 805-10, and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The Company adopted ASC Topic 805-20-25-19 on January 1, 2009 and the adoption of ASC Topic 805-20-25-19 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” (“ASC Topic 810-10”). The Company adopted the provisions of ASC Topic 810-10 effective January 1, 2009. ASC Topic 810-10 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. ASC Topic 810-10 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests—all other requirements are to be applied prospectively. The Company filed Amendment No. 2 to the Company’s Annual Report on Form 10-K on October 8, 2009 to apply the retroactive provisions of ASC Topic 810-10 to its consolidated financial statements. Except for the required presentation and disclosures, the adoption of ASC Topic 810-10 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC Topic 320-10-65-1”). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC Topic 320-10”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC Topic 320-10-65-1 in the first quarter of 2009. See the discussion in Note 4 regarding the impact of adoption.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10”). ASC Topic 820-10 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. ASC Topic 820-10 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. ASC Topic 820-10 must be applied prospectively. The Company elected to adopt ASC Topic 820-10 in the first quarter of 2009. The adoption of ASC Topic 820-10 had no material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 825-10-65-1”). This FSP relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107 (ASC Topic 825-10), “Disclosures about Fair Value of Financial Instruments”. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC Topic 825-10-65-1 in the second quarter of 2009. Except for the disclosure requirements, the adoption of ASC Topic 825-10-65-1 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“ASC Topic 855-10”). ASC Topic 855-10 is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. ASC Topic 855-10 is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted ASC Topic 855-10 in the second quarter of 2009. Except for the disclosure requirements, the adoption of ASC Topic 855-10 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“ASC Topic 810-10”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

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

On June 29, 2009, the Company announced its proposal to acquire the issued and outstanding common stock of its publicly traded subsidiary, First Advantage, in a stock-for-stock transaction in which the Company would issue 0.5375 of a common share for each issued and outstanding share of First Advantage. On October 9, 2009, the Company commenced an exchange offer (the “Offer”) for all publicly held First Advantage Class A Shares at an exchange ratio of 0.58 of a Company common share for each share of First Advantage Class A Shares (the “Exchange Ratio”). As of October 7, 2009, the Exchange Ratio represented an offer price of $18.86 per Class A Share and a 47.89% premium to the closing price of the Class A Shares on the last trading day prior to the June 29, 2009 announcement.

In the event that the Offer and subsequent merger of a subsidiary of the Company into First Advantage are consummated in the fourth quarter, operating results for the fourth quarter will be negatively impacted due to related costs. The transaction will constitute a “Change in Control” under the First Advantage 2003 Incentive Compensation Plan (“the Plan”). Upon a Change in Control, the unvested awards of stock options, restricted stock units and restricted stock issued under the Plan will vest, the stock options will be assumed by the Company and converted at the Exchange Ratio to options to purchase common shares of the Company, and the unamortized costs of those awards will be expensed. At September 30, 2009, the unamortized compensation expense was $8.5 million and $0.9 million related to the unvested restricted stock and unvested options, respectively. In addition, Morgan Stanley is acting as First Advantage’s financial advisor related to the Offer. Pursuant to the terms of Morgan Stanley’s engagement, in the event that the Offer is accepted, First Advantage has agreed to pay Morgan Stanley a transaction fee which is currently estimated to be approximately $3.0 million.

Declines in real estate prices, as well as a continued tightening of mortgage credit for non-conforming loans and decreases in general economic conditions continue to impact the demand for many of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers in many of the segments in which the Company operates; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity. Additionally, the Company sees further stress in the commercial real estate market. This may result in the instability or failure of developers and other participants in the commercial real estate business, which increases the probability of claims on commercial title insurance policies issued or reinsured by the Company.

Results of Operations

Summary of Third Quarter

The dollar amount of mortgage originations increased 51.5% in the third quarter of 2009, when compared with the same period of the prior year according to the Mortgage Bankers Association’s October 13, 2009, Mortgage Finance Forecast (the “MBA Forecast”). This increase in mortgage originations reflected a relatively strong refinance market. According to the MBA Forecast, the dollar amount of refinance originations increased 146.2% in the third quarter of 2009 when compared with the same quarter of the prior year, while purchase originations remained flat. However, as a result of the continued soft commercial real estate market, depressed international real estate activity, and declining home values, offset in part by an increase in agent operating revenues, operating revenues for the Company’s financial services group decreased 2.0% in the third quarter 2009 when compared with the same period of the prior year. Operating revenues for the information solutions group increased 2.8% in the third quarter 2009 when compared with the same period of the prior year. This increase reflected growth in default-related revenues, the relatively consistent revenues generated by origination-related products and by subscription-based businesses, offset in part by a decline in revenues at the risk mitigation segment which primarily reflected the downturn in domestic and international hiring, weakness in the credit markets, and overall economic slowdown. On a consolidated basis, operating revenues were relatively unchanged in the third quarter 2009 when compared with the same period of the prior year.

Total expenses for the Company, before income taxes, decreased 4.3% for the three months ended September 30, 2009, when compared with the same period of the prior year. For the financial services group, the decrease was 7.6%, with a partial offsetting increase of 2.3% at the information solutions group. The benefits from cost saving initiatives at the information solutions group were partially offset by increased costs of goods sold associated with the increased default-related and lead generation revenues. The Company-wide decrease in total expenses in the third quarter 2009 primarily reflected a decline in the title insurance loss provision, reductions in employee compensation expense, (primarily reflecting employee reductions) and a decline in other operating expenses due to overall cost-containment programs. These declines were offset in part by an increase in title insurance agent retention due in large part to the improvement in title insurance agent revenues.

Net income attributable to the Company for the three months ended September 30, 2009, was $55.4 million, or $0.59 per diluted share, compared with a net loss attributable to the Company of $8.3 million, or $0.09 per diluted share for the same period of the prior year.

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

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Direct operating revenues	$515,523	$546,498	$(30,975)	(5.7)	$1,546,725	$1,751,761	$(205,036)	(11.7)
Agent operating revenues	450,829	436,938	13,891	3.2	1,100,196	1,369,033	(268,837)	(19.6)
Investment and other income	25,172	39,030	(13,858)	(35.5)	85,975	121,840	(35,865)	(29.4)
Net realized investment gains (losses)	5,474	(44,609)	50,083	112.3	(8,561)	(83,401)	74,840	89.7

	996,998	977,857	19,141	2.0	2,724,335	3,159,233	(434,898)	(13.8)

Expenses
Salaries and other personnel costs	276,725	310,016	(33,291)	(10.7)	828,001	1,003,758	(175,757)	(17.5)
Premiums retained by agents	363,408	347,379	16,029	4.6	881,571	1,088,492	(206,921)	(19.0)
Other operating expenses	220,716	243,139	(22,423)	(9.2)	649,901	774,022	(124,121)	(16.0)
Provision for policy losses and other claims	49,577	72,604	(23,027)	(31.7)	158,815	206,476	(47,661)	(23.1)
Depreciation and amortization	15,487	21,316	(5,829)	(27.3)	49,270	60,420	(11,150)	(18.5)
Premium taxes	9,134	11,295	(2,161)	(19.1)	23,407	33,409	(10,002)	(29.9)
Interest	3,428	5,824	(2,396)	(41.1)	12,493	20,175	(7,682)	(38.1)

	938,475	1,011,573	(73,098)	(7.2)	2,603,458	3,186,752	(583,294)	(18.3)

Income (loss) before income taxes	$58,523	$(33,716)	$92,239	273.6	$120,877	$(27,519)	$148,396	539.2

Margins	5.9%	(3.4)%	9.3%	270.2	4.4%	(0.9)%	5.3%	609.4

Operating revenues from direct title operations were $515.5 million and $1,546.7 million for the three and nine months ended September 30, 2009, respectively, decreases of $31.0 million, or 5.7%, and $205.0 million, or 11.7%, when compared with the respective periods of the prior year. These decreases were due to a decline in the average revenues per order closed, offset by an increase in the number of title orders closed by the Company’s direct operations. The average revenues per order closed were $1,423 and $1,323 for the three and nine months ended September 30, 2009, respectively, decreases of 15.8% and 15.9% when compared with the respective periods of the prior year. These decreases reflected the relatively soft commercial and international real estate markets, as well the increased mix of lower-premium refinance transactions. The Company’s direct operations closed 362,200 and 1,169,500 title orders during the current three and nine month periods, respectively, increases of 12.1% and 5.0% when compared with the respective periods of the prior year. These increases were primarily due to the relatively strong refinance market.

Operating revenues from agency operations were $450.8 million and $1.1 billion for the three and nine months ended September 30, 2009, respectively, an increase of $13.9 million, or 3.2% for the current three month period and a decrease of $268.8 million, or 19.6% for the ninth month period, when compared with the respective periods of the prior year. The increase for the current three month period reflected the relatively high number of remittances received from agents during the current quarter from policies issued during the second quarter 2009, offset in part by the cancellation of certain agency relationships. Management continued to analyze the terms and profitability of its title agent relationships and is working to amend certain agency agreements.

Investment and other income totaled $25.2 million and $86.0 million for the three and nine months ended September 30, 2009, respectively, decreases of $13.9 million, or 35.5%, and $35.9 million, or 29.4%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. These decreases primarily reflected declining yields earned from the Company’s investment portfolio, a decrease in interest earned on certain escrow deposits and decreased net interest income at the Company’s trust division.

The title insurance segment reported net realized investment gains of $5.5 million for the three months ended September 30, 2009, and net realized investment losses of $8.6 million for the nine months ended September 30, 2009. Net realized investment losses for the three and nine months ended September 30, 2008, totaled $44.6 million and $83.4 million, respectively. The current three-month period included an $8.5 million gain on the sale of a preferred equity security, offset in part by $3.5 million of impairment losses taken on certain debt securities. The current nine-month period total included a $19.3 million impairment loss taken in the second quarter of the current year on certain debt, preferred equity and common equity securities. The prior three and nine-month period losses were primarily driven by a $37.3 million write-down taken to reflect the permanent impairment of one of the title segment’s long-term investments.

Salaries and other personnel costs for the title insurance segment were $276.7 million and $828.0 million for the three and nine months ended September 30, 2009, respectively, decreases of $33.3 million, or 10.7% and $175.8 million, or 17.5%, when compared with the respective periods of the prior year. Total salaries and other personnel for the title insurance segment contributed by new acquisitions were $1.4 million and $4.8 million for the three and nine months ended September 30, 2009, respectively. These decreases were primarily due to a reduction in base salary expense and bonus expense resulting from staff reductions. Staff reductions were approximately 3,332 since the end of the second quarter 2008. Employee separation costs included in salaries and other personnel costs for the three and nine months ended September 30, 2009, totaled $1.5 million and $7.0 million, respectively.

Agents retained $363.4 million and $881.6 million of title premiums generated by agency operations for the three and nine months ended September 30, 2009, which compares with $347.4 million and $1,088.5 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.6% and 80.1% for the three and nine months ended September 30, 2009, up from 79.5% for both periods of the prior year. This change primarily was due to increases in activity with agents operating in regions with less favorable premium splits.

Other operating expenses for the title insurance and services segment were $220.7 million and $649.9 million for the three and nine months ended September 30, 2009, respectively, decreases of $22.4 million, or 9.2%, and $124.1 million, or 16.0%, when compared with the same periods of the prior year. Acquisitions contributed $2.2 million and $6.3 million to other operating expenses for the three and nine months ended September 30, 2009, respectively. The decreases in other operating expenses were primarily due to lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs.

The provision for title insurance policy losses as a percentage of title insurance operating revenues was 6.0% for the current nine-month period and 6.6% for the same period of the prior year. The current period rate reflects the expected claims experience for policy year 2009, with no reserve estimate adjustments required for prior policy years. Management lowered the expected claims rate for 2009 from 6.5% used for the first half of the current year to 6.0% cumulatively as a result of better than anticipated claims experience for the 2009 policy year.

Premium taxes were $23.4 million and $33.4 million for the nine months ended September 30, 2009 and 2008, respectively. Premium taxes as a percentage of operating revenues were 0.9% and 1.1% for the current nine-month period and for the same period of the prior year, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins were 5.9% and 4.4% for the three and nine-month period ending September 30, 2009, compared with pre-tax margin losses of 3.4% and 0.9% for the three and nine-month period ending September 30, 2008, respectively.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$68,283	$72,016	$(3,733)	(5.2)	$202,725	$216,196	$(13,471)	(6.2)
Investment and other income	3,337	3,825	(488)	(12.8)	10,212	11,893	(1,681)	(14.1)
Net realized investment losses	(534)	(3,083)	2,549	82.7	(7,232)	(2,713)	(4,519)	(166.6)

	71,086	72,758	(1,672)	(2.3)	205,705	225,376	(19,671)	(8.7)

Expenses
Salaries and other personnel costs	14,291	14,147	144	1.0	42,264	44,055	(1,791)	(4.1)
Other operating expenses	9,883	12,285	(2,402)	(19.6)	33,553	36,949	(3,396)	(9.2)
Provision for policy losses and other claims	37,307	43,869	(6,562)	(15.0)	106,885	121,118	(14,233)	(11.8)
Depreciation and amortization	944	941	3	0.3	2,765	2,390	375	15.7
Premium taxes	1,216	1,192	24	2.0	3,359	3,364	(5)	(0.1)
Interest	7	8	(1)	(12.5)	17	9	8	88.9

	63,648	72,442	(8,794)	(12.1)	188,843	207,885	(19,042)	(9.2)

Income before income taxes	$7,438	$316	$7,122	NM	$16,862	$17,491	$(629)	(3.6)

Margins	10.5%	0.4%	10.0%	NM	8.2%	7.8%	0.4%	5.6

Operating revenues for the specialty insurance segment were $68.3 million and $202.7 million for the three and nine months ended September 30, 2009, respectively, decreases of $3.7 million, or 5.2% and $13.5 million, or 6.2%, when compared with the same periods of the prior year. These decreases primarily reflected a decline in business volume impacting both the property and casualty insurance division and the home warranty division.

Investment and other income for the segment totaled $3.3 million and $10.2 million for the three and nine months ended September 30, 2009, respectively, decreases of $0.5 million, or 12.8% and $1.7 million, or 14.1%, when compared with the same periods of the prior year. These decreases primarily reflected the decreased yields earned from the investment portfolio.

Net realized investment losses for the specialty insurance segment totaled $0.5 million and $7.2 million for the three and nine months ended September 30, 2009, respectively, compared with net realized investment losses of $3.1 million and $2.7 million for the respective periods of the prior year. The current nine month period totals included $6.8 million impairment losses taken on certain debt, preferred equity and common equity securities.

Personnel and other operating expenses were $24.2 million and $75.8 million for the three and nine months ended September 30, 2009, respectively, decreases of $2.3 million, or 8.5%, and $5.2 million, or 6.4%, when compared with the same periods of the prior year. These decreases primarily reflected staff reductions as well as other cost containment programs.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 55.6% for the current nine-month period and 58.9% for the same period of the prior year. The decrease in rate was primarily due to a reduction in contractor and supplier claims. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 48.3% for the current nine-month period, a decrease when compared with 51.8% for the same period of the prior year. This decrease was primarily due to a decline in core or routine losses.

Premium taxes were $3.4 million for both the nine months ended September 30, 2009 and 2008. Premium taxes as a percentage of operating revenues were 1.7% and 1.6% for the current nine-month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three and nine-month periods of 2009 were 10.5% and 8.2%, up from 0.4% and 7.8% for the three and nine-month period ending September 30, 2008, respectively.

INFORMATION SOLUTIONS

The Company expects that the uncertainty in the overall economy, including unemployment as well as the real estate and mortgage markets, will continue to impact many of the information solutions group’s lines of business. However, the current governmental programs designed to stimulate investment in the housing market and relatively low interest rates have, to some extent, provided an improved operating environment, although the sustainability of these improvements remains unclear. The information solutions group is maintaining its focus on controlling costs by consolidating/exiting facilities, centralizing administrative functions, increasing its offshore leverage, streamlining its management structure and improving the level of process automation. The information solutions group plans to continue these efforts where appropriate. In addition, the information solutions group will continue to focus on developing new products and service offerings to meet the changing market needs and aggressively pursuing opportunities for market share growth present within the marketplace.

Information and Outsourcing Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$209,091	$170,276	$38,815	22.8	$628,888	$526,220	$102,668	19.5
Investment and other income	18,696	11,538	7,158	62.0	57,973	40,470	17,503	43.2
Net realized investment (losses) gains	(128)	31	(159)	NM	(818)	5	(823)	NM

	227,659	181,845	45,814	25.2	686,043	566,695	119,348	21.1

Expenses
Salaries and other personnel costs	50,467	48,242	2,225	4.6	146,596	147,652	(1,056)	(0.7)
Other operating expenses	118,328	92,602	25,726	27.8	336,378	260,887	75,491	28.9
Provision for policy losses and other claims	10,487	5,304	5,183	97.7	25,434	15,896	9,538	60.0
Depreciation and amortization	6,095	5,827	268	4.6	17,297	17,932	(635)	(3.5)
Interest	(1,618)	(1,537)	(81)	(5.3)	(4,695)	(4,542)	(153)	(3.4)

	183,759	150,438	33,321	22.1	521,010	437,825	83,185	19.0

Income before income taxes	$43,900	$31,407	$12,493	39.8	$165,033	$128,870	$36,163	28.1

Margins	19.3%	17.3%	2.0%	11.6	24.1%	22.7%	1.3%	5.8

The information and outsourcing solutions segment had total operating revenues of $209.1 million and $628.9 million, increases of $38.8 million, or 22.8% and $102.7 million, or 19.5% for the three and nine months ended September 30, 2009 respectively, when compared with the same periods of the prior year. Excluding acquisition activity, information and outsourcing solutions operating revenues increased $13.1 million, or 7.7%, and $39.4 million, or 7.5%, in the current three and nine-month periods. The current year acquisition related to the Company’s acquisition of the previously un-owned equity in a national joint venture. These increases primarily reflected market share gains in many lines of business, and an increase in volume of appraisal and default-related businesses due to the higher level of increased loan loss mitigation and foreclosure related activity occurring in the market. There were also increased sales in the current quarter relative to 2008 due to the increase in mortgage originations in the quarter. The information and outsourcing solutions segment provides services at different stages of the loan origination cycle, with revenues from valuation and flood certifications occurring earlier in the origination cycle and with tax service revenues generally being recognized after the loan has been closed by the lender. As a result, the tax service revenues for this segment typically lag the normal loan origination cycle.

Information and outsourcing solutions investment and other income was $18.7 million and $58.0 million for the three and nine months ended September 30, 2009, increases of $7.2 million, or 62.0%, and $17.5 million, or 43.2%, when compared with the same periods of the prior year. The increases in investment income primarily reflect the continued strong results of the segment’s national joint ventures.

Information and outsourcing solutions salaries and other personnel were $50.5 million and $146.6 million for the three and nine months ended September 30, 2009, an increase of $2.2 million, or 4.6% when compared with the same quarter of the prior year, and a decrease of $1.1 million, or 0.7%, when compared with the same period of the prior year. Acquisitions contributed $2.8 million and $4.7 million to salaries and other personnel costs for the three and nine months ended September 30, 2009, respectively. Excluding acquisition activity, information and outsourcing solutions salaries and other personnel costs decreased $0.6 million, or 1.3%, and $5.8 million, or 3.9%, in the current three and nine-month periods. The decrease was primarily due to general expense reduction actions taken throughout 2008 and early 2009 and continued off shoring initiatives. The reductions were offset in part by increased expenses at the appraisal and tax service businesses due to hiring at the businesses to effectively service the increased volumes arising from the higher levels of activity and business from new clients.

Information and outsourcing solutions other operating expenses were $118.3 million and $336.4 million for the three and nine months ended September 30, 2009, increases of $25.7 million, or 27.8%, and $75.5 million, or 28.9%, when compared with the same periods of the prior year. Acquisitions contributed $20.4 million and $51.3 million to other operating expenses for the three and nine months ended September 30, 2009. Excluding acquisition activity, information and outsourcing solutions other operating expenses increased $5.4 million, or 5.8%, and $24.2 million, or 9.3%, in the current three and nine-month periods. The increases were primarily driven by higher cost of goods sold associated with the higher volume of appraisal and default-related revenues, which offset the impact of the 2008 cost savings initiatives. Excluding the increase in cost of goods sold of $20.9 million, other operating expenses for the segment were up 5.2% in the current quarter with increased bad debt expense and other variable costs of sales offsetting the impact of the cost saving initiatives implemented by management.

Information and outsourcing solutions provision for policy losses and other claims increased 97.7% and 60.0% for the three and nine months periods ending September 30, 2009, when compared with the same periods of the prior year. The current year increases in the provision for policy losses and other claims was driven by an increase in claims associated with the segment’s tax service outsourcing business. Management does not anticipate the level of increases in claims to be recurring in future years.

Many of the businesses included in the information and outsourcing solutions segment are database intensive, with a relatively high proportion of fixed costs. This segment’s tax service, appraisal and default-related businesses, in contrast, are less database intensive and, thus, have a higher level of variable costs. Profit margins generally increase as revenues increase. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. The information and outsourcing solutions segment had pre-tax margins for the current three and nine-month periods of 19.3% and 24.1%, up from 17.3% and 22.7% margins for the prior year three and nine-month periods, respectively. The margins were impacted by an increase in revenues from legacy businesses and a decrease in controllable costs within the segment relative to 2008, offset slightly by growth in several collateral valuation products which have lower associated margins.

Data and Analytic Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$126,320	$132,273	$(5,953)	(4.5)	$396,208	$410,473	$(14,265)	(3.5)
Investment and other income	1,004	2,241	(1,237)	(55.2)	2,614	4,465	(1,851)	(41.5)
Net realized investment gains (losses)	1,993	(3,578)	5,571	155.7	3,808	(3,545)	7,353	207.4

	129,317	130,936	(1,619)	(1.2)	402,630	411,393	(8,763)	(2.1)

Expenses
Salaries and other personnel costs	69,046	72,638	(3,592)	(4.9)	212,301	233,264	(20,963)	(9.0)
Other operating expenses	21,809	25,082	(3,273)	(13.0)	62,390	65,192	(2,802)	(4.3)
Provision for policy losses and other claims	(190)	126	(316)	(250.8)	54	395	(341)	(86.3)
Depreciation and amortization	15,822	16,249	(427)	(2.6)	46,205	51,219	(5,014)	(9.8)
Interest	1,511	1,705	(194)	(11.4)	4,505	5,489	(984)	(17.9)

	107,998	115,800	(7,802)	(6.7)	325,455	355,559	(30,104)	(8.5)

Income before income taxes	$21,319	$15,136	$6,183	40.8	$77,175	$55,834	$21,341	38.2

Margins	16.5%	11.6%	4.9%	42.6	19.2%	13.6%	5.6%	41.2

Operating revenues for the data and analytic solutions segment were $126.3 million and $396.2 million for the three and nine months ended September 30, 2009, respectively, decreases of $6.0 million, or 4.5%, and $14.3 million, or 3.5%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. Revenues associated with sales of property information (including custom fulfillment projects) and Multiple Listing Service (“MLS”) software products were down relative to the same period in the prior year. These decreases were primarily due to the impact of market conditions on mortgage banking and real estate clients. In addition, the segment’s revenues were impacted by the consolidation of several large clients. These decreases were offset in part by increased demand for title and document products due to improved loan origination activity.

Data and analytic solutions salaries and other personnel were $69.0 million and $212.3 million for the three and nine months ended September 30, 2009, respectively, decreases of $3.6 million, or 4.9%, and $21.0 million, or 9.0%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. The decreases were driven by a 5.7% decrease in domestic headcount relative to the prior year due to management’s cost containment initiatives implemented in 2008 and year-to-date in 2009.

Data and analytic solutions other operating expenses were $21.8 million and $62.4 million for the three and nine months ended September 30, 2009, respectively, a decrease of $3.3 million, or 13.0%, for the current three-month period and an increase of $2.8 million, or 4.3%, for the current nine-month period when compared with the same periods of the prior year. The improvements generated by management’s cost containment initiatives were offset in part by increased foreign currency translation adjustments related to the India operations and a higher level bad debt expense due to the current economic environment.

Depreciation and amortization expense decreased $0.4 million, or 2.6%, and $5.0 million, or 9.8%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year due to a one-time adjustment recorded in 2008 related to capitalized software, offset in the current year by a write-off of software of approximately $0.6 million which arose due to cessation of a product and other asset write-offs due to facilities consolidations.

Most of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decrease. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margins for the current three and nine-month periods of 2009 were 16.5% and 19.2%, respectively, up from the 11.6% and 13.6% margins for the prior year three and nine-month periods. The impact of the lower revenues was offset by the impact of cost savings initiatives implemented in 2008 and year-to-date in 2009, resulting in the improved margins in 2009 relative to 2008.

Risk Mitigation and Business Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except percentages)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$167,531	$186,459	$(18,928)	(10.2)	$542,016	$587,014	$(44,998)	(7.7)
Investment and other income	2,622	1,994	628	31.5	9,448	7,527	1,921	25.5
Net realized investment losses	(844)	(389)	(455)	(117.0)	(999)	(6,214)	5,215	83.9

	169,309	188,064	(18,755)	(10.0)	550,465	588,327	(37,862)	(6.4)

Expenses
Salaries and other personnel costs	49,957	58,984	(9,027)	(15.3)	151,321	192,777	(41,456)	(21.5)
Other operating expenses	90,063	94,902	(4,839)	(5.1)	307,245	294,999	12,246	4.2
Depreciation and amortization	10,983	12,171	(1,188)	(9.8)	32,547	33,958	(1,411)	(4.2)
Interest	(7)	642	(649)	(101.1)	663	2,140	(1,477)	(69.0)

	150,996	166,699	(15,703)	(9.4)	491,776	523,874	(32,098)	(6.1)

Income before income taxes	$18,313	$21,365	$(3,052)	(14.3)	$58,689	$64,453	$(5,764)	(8.9)

Margins	10.8%	11.4%	(0.5)%	(4.8)	10.7%	11.0%	(0.3)%	(2.7)

Risk mitigation and business solutions operating revenues were $167.5 million and $542.0 million for the three and nine months ended September 30, 2009, respectively, decreases of $18.9 million, or 10.2%, and $45.0 million, or 7.7%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. The overall decrease in operating revenue is directly related to the downturn in domestic and international hiring, weakness in the credit markets, and overall economic slowdown, which lead to declines in revenues in the credit, employer, multi-family and investigative/ litigation support lines of business. These declines were offset to an extent by increased revenues in 2009 in the segment’s lead generation business.

Risk mitigation and business solutions investment and other income totaled $2.6 million and $9.4 million for the three and nine months ended September 30, 2009, respectively, increases of $0.6 million, or 31.5%, and $1.9 million, or 25.5%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year.

Risk mitigation and business solutions net realized investment losses totaled $0.8 million and $1.0 million for the three and nine months ended September 30, 2009, respectively, an increase of $0.5 million, or 117.0% and a decrease of $5.2 million, or 83.9%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. Prior year losses were mainly attributed to losses associated with the segment’s discontinued operations.

Risk mitigation and business solutions salaries and other personnel costs were $50.0 million and $151.3 million for the three and nine months ended September 30, 2009, respectively, decreases of $9.0 million, or 15.3%, and $41.5 million, or 21.5%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. The overall decrease in salaries and other personnel expenses was attributed to strategic reductions in employees, office consolidations, a decline in compensation related to revenue and profitability and a reduction in 401(k) match expense.

Risk mitigation and business solutions other operating expenses were $90.1 million and $307.2 million for the three and nine months ended September 30, 2009, respectively, a decrease of $4.8 million, or 5.1%, for the current three-month period and an increase of $12.2 million, or 4.2%, for the current nine-month period when compared with the same periods of the prior year. The overall decrease in other operating expenses was primarily attributed to office consolidations and general cost reduction measures. Offsetting these improvements were higher cost of goods sold related to higher revenues in the lead generation business and bad debt expense associated with the lead generation business. Excluding the increase in cost of goods sold of $30.3 million, other operating expenses were down $18.1 million, or 6.1% in the current year due to the 2008 and 2009 cost containment initiatives.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins for the current three and nine-month periods of 2009 were 10.8% and 10.7%, respectively, compared with the 11.4% and 11.0% for the prior year three and nine-month periods.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Investment and other (losses) income	$2,186	$315	$1,871	594.0	$5,533	$2,561	$2,972	116.0
Gain on stock issued by a subsidiary	—	—	—	—	—	1,325	(1,325)	(100.0)
Net realized investment (losses) gains	(855)	1,427	(2,282)	(159.9)	(1,821)	(1,547)	(274)	(17.7)

	1,331	1,742	(411)	(23.6)	3,712	2,339	1,373	58.7

Expenses
Salaries and other personnel costs	5,834	9,683	(3,849)	(39.8)	24,640	32,718	(8,078)	(24.7)
Other operating expenses	5,893	8,479	(2,586)	(30.5)	10,506	25,480	(14,974)	(58.8)
Depreciation and amortization	13,004	3,489	9,515	272.7	17,860	11,300	6,560	58.1
Interest	13,092	13,776	(684)	(5.0)	40,915	37,964	2,951	7.8

	37,823	35,427	2,396	6.8	93,921	107,462	(13,541)	(12.6)

Loss before income taxes	$(36,492)	$(33,685)	$(2,807)	(8.3)	$(90,209)	$(105,123)	$14,914	14.2

Corporate total salaries and other personnel costs and other operating expenses totaled $11.7 million and $35.1 million for the three and nine months ended September 30, 2009, respectively, decreases of $6.4 million, or 35.4%, and $23.1 million, or 39.6%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. These decreases were primarily due to changes in technology initiatives, salary reductions, employee reductions and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company.

Corporate depreciation and amortization increased $9.5 million and $6.6 million in the three and nine months ended September 30, 2009 when compared with the respective periods in the prior year due to the current quarter write-off of certain technology assets that were discontinued.

Interest expense was $13.1 million and $40.9 million for the three and nine months ended September 30, 2009, respectively, a decrease of $0.7 million, or 5.0%, and an increase of $3.0 million, or 7.8%, for the three and nine months ended September 30, 2009, when compared with the respective periods of the prior year. Interest expense includes interest associated with inter-company notes issued to the home warranty business (a component of the specialty insurance segment) and the title insurance business. These amounts totaled $2.8 million and $8.4 million for the three and nine months ended September 30, 2009, respectively, and $2.9 million and $6.1 million for the three and nine months ended September 30, 2008, respectively. Excluding inter-company interest expense, corporate interest expense for the nine months ended September 30, 2009 increased relative to the prior periods due to incremental draws on the Company’s credit facility made during 2008. There were no draws made during the current quarter. The inter-company interest expense at the corporate level and related interest income which is included in the title insurance and specialty insurance segments are eliminated in the consolidated financial statements.

Eliminations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues
Operating revenues	$(27,396)	$(31,387)	$3,991	12.7	$(83,609)	$(83,807)	$198	0.2
Investment and other income	(2,822)	(2,845)	23	0.8	(8,605)	(6,410)	(2,195)	(34.2)

	(30,218)	(34,232)	4,014	11.7	(92,214)	(90,217)	(1,997)	(2.2)

Expenses
Other operating expenses	(27,366)	(31,387)	4,021	12.8	(83,606)	(83,807)	201	0.2
Depreciation expense	(75)	—	(75)	—	(150)	—	(150)	—
Interest expense	(2,777)	(2,845)	68	2.4	(8,458)	(6,410)	(2,048)	(32.0)

	(30,218)	(34,232)	4,014	11.7	(92,214)	(90,217)	(1,997)	(2.2)

Income before income taxes	$—	$—	$—	—	$—	$—	$—	—

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 36.8% for the nine months ended September 30, 2009 and 35.8% for the same period of the prior year. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. A large portion of the Company’s income from non-controlling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to non-controlling interests.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through September 30, 2009. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

NET INCOME AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income was $71.3 million and $220.2 million for the three and nine months ended September 30, 2009. Net income was $1.9 million and $86.0 million for the three and nine months ended September 30, 2008. Net income attributable to the Company for the three and nine months ended September 30, 2009, was $55.4 million, or $0.59 per diluted share and $161.7 million, or $1.72 per diluted share. Net loss attributable to the Company for the three months ended September 30, 2008, was $8.3 million, or $0.09 per diluted share and net income attributable to the Company for the nine months ended September 30, 2008, was $40.6 million, or $0.44 per diluted share. Net income attributable to noncontrolling interests was $15.9 million and $58.5 million for the three and nine months ended September 30, 2009. Net income attributable to noncontrolling interests was $10.2 million and $45.5 million for the three and nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $161.0 million for the nine months ended September 30, 2009, and decreased $336.9 million for the nine months ended September 30, 2008. The increase for the current year period was due primarily to positive cash flow from operations, a decrease in deposits with banks and proceeds from sales and maturities of debt securities. The increases were offset by purchases of debt securities, cash paid for acquisitions, a decrease in demand deposits and capital expenditures. The decrease for the prior year period was due primarily to net cash used in operations, an increase in deposits with banks, net purchases of debt securities, cash paid for acquisitions and capital expenditures. The uses were offset by an increase in demand deposits and net borrowings.

Notes and contracts payable as a percentage of total capitalization was 20.1% at September 30, 2009 and 22.2% at December 31, 2008.

The Company has a plan authorizing the repurchase of $800.0 million of its common shares. Under the plan, which has no expiration date, the Company has repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

As of September 30, 2009, the Company’s debt and equity investment securities portfolio consists of approximately 97% of fixed income securities. As of that date, over 79% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA by Standard & Poor’s Ratings Group, and approximately 89% of the fixed income portfolio is rated or classified as investment grade by one or more of the major ratings agencies or the National Association of Insurance Commissioners.

The table below outlines the composition of the investment portfolio currently in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments). Categorizations are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated by both rating agencies, the lower of the two ratings was selected:

(in thousands)	A-Ratings or Higher	BBB+ to BBB Ratings	Non- Investment Grade
September 30, 2009
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	89.8%	7.7%	2.5%
Foreign bonds	92.9%	0.8%	6.3%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed and asset-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	10.4%	6.6%	83.0%
Corporate debt securities	89.7%	5.2%	5.1%
Preferred stock	15.5%	13.1%	71.4%

	91.3%	1.3%	7.4%

Approximately 68% of the Company’s municipal bond portfolio has third party insurance in effect.

The Company has assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at September 30, 2009. During the quarter ended September 30, 2009, the Company concluded that a $3.6 million other-than-temporary charge was appropriate. This amount represents the present value of the estimated credit losses inherent within six individual securities. Management’s analysis of the remaining portfolio included management’s expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults, and loss severity assumptions. In developing these expectations, management utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and the Company’s securities data and market analytic tools. Based on this analysis, the remaining unrealized loss of $51.1 million at September 30, 2009 is considered temporary impairment and the Company concluded that no additional impairment charges were considered necessary.

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

There have been no material changes in the Company’s market risks since December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these lawsuits totaling $18.4 million at September 30, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry and title insurance customer acquisition and retention practices. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on facts known to the Company. In accordance with SFAS 5, the Company maintained a reserve for these matters totaling $1.5 million at September 30, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

The Company has amended its tenth risk factor and added a twenty-first risk factor as set forth below. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009 and as further updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

21. Regulation of title insurance rates could adversely affect the Company’s results of operations

Title insurance rates are subject to extensive regulation, which varies from state to state. In many states the preapproval of the applicable state insurance regulator is required prior to implementing a rate change. This regulation could hinder the Company’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. During the quarter ended September 30, 2009, the Company did not repurchase any shares under this plan and cumulatively the Company has repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions) under the plan.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1 to July 31, 2009	—	—	—	$360,369,939
August 1 to August 31, 2009	—	—	—	$360,369,939
September 1 to September 30, 2009	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ Parker S. Kennedy
Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

By	/s/ Anthony S. Piszel
Anthony S. Piszel Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 2, 2009

EXHIBIT INDEX

Exhibit No.	Description	Location
10(a)	Consent to Transaction between The First American Corporation and Experian Information Solutions, Inc., dated October 2, 2009	Incorporated by reference herein to the Company’s Schedule 13D/A dated October 9, 2009.

10(b)	Letter agreement regarding relocation arrangement with Anthony S. Piszel, dated August 25, 2009	Attached.

10(c)	Amended and Restated Change in Control Agreement (Executive Form), to be effective as of January 1, 2010	Attached.

10(d)	Amended and Restated Change in Control Agreement (Management Form), to be effective as of January 1, 2010	Attached.

10(e)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved October 5, 2009	Attached.

10(f)	Letter of intent between The First American Corporation and Experian Information Solutions, Inc., dated October 28, 2009	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.