Form 10-K
period 2009-12-31
FIRST AMERICAN CORP
filed 2010-03-01
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $2,381,862,953.

On February 22, 2010, there were 103,493,745 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2010 annual meeting of the shareholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE CONSUMMATION OF THE COMPANY’S PROPOSED SPIN-OFF TRANSACTION AND THE TIMING, FORM AND TAX FREE NATURE THEREOF;

•

THE COMPANY’S COST CONTROL INITIATIVES, BRAND STRATEGY, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE, COMMERCIAL AND INTERNATIONAL SALES EFFORTS, AND OTHER PLANS AND FOCUSES WITH RESPECT TO ITS TITLE INSURANCE BUSINESS;

•	THE COMPANY’S PRACTICE OF ASSUMING AND CEDING LARGE TITLE INSURANCE RISKS THROUGH THE MECHANISM OF REINSURANCE;

•	FUTURE PRICE ADJUSTMENTS FOR TITLE INSURANCE POLICIES;

•	THE COMPANY’S CONTINUED EFFORTS TO FOCUS ON ORGANIC GROWTH, PRODUCT DEVELOPMENT AND MARGIN IMPROVEMENT AND TO STREAMLINE ITS BUSINESS;

•	THE ADEQUACY OF THE COMPANY’S BANKING SUBSIDIARY’S ALLOWANCE FOR LOAN LOSSES;

•	THE LIKELY DEGREE OF CHANGE TO THE COMPANY’S TITLE INSURANCE LOSS RATES;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	FUTURE PAYMENT OF DIVIDENDS AND THE AMOUNT THEREOF;

•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	THE IMPACT OF THE CONTINUED TIGHTENING OF MORTGAGE CREDIT AND THE UNCERTAINTY IN GENERAL ECONOMIC CONDITIONS ON THE COMPANY’S LINES OF BUSINESS;

•	EXPECTED LOSS RATIOS FOR POLICY YEARS 2009, 2008 AND OTHER POLICY YEARS;

•	FUTURE CLAIMS LEVELS FOR THE COMPANY’S TAX SERVICE OUTSOURCING BUSINESS;

•	FUTURE IMPAIRMENT CHARGES;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;

•	THE TIMING OF CLAIM PAYMENTS;

•	THE IMPACT OF DIVIDEND, LOAN AND ADVANCE RESTRICTIONS ON THE COMPANY’S ABILITY TO MEET ITS CASH OBLIGATIONS;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	CREDIT LOSSES ON THE COMPANY’S NON-AGENCY MORTGAGE AND ASSET-BACKED SECURITIES PORTFOLIO;

•	THE EFFECT OF THE CURRENT ENVIRONMENT ON THE POTENTIAL FOR CLAIMS ON LENDERS’ TITLE POLICIES;

•	THE CONTINUED REINVESTMENT OF UNDISTRIBUTED EARNINGS IN THE COMPANY’S FOREIGN SUBSIDIARIES;

•	ESTIMATED NET LOSS AND PRIOR SERVICE CREDIT AND CASH CONTRIBUTIONS RELATING TO PENSION PLANS;

•	THE ANTICIPATED WEIGHTED AVERAGE PERIOD OF RECOGNITION OF STOCK OPTIONS AND RSUs; AND

•	2010 SALARIES AND BONUS AMOUNTS FOR EXECUTIVE OFFICERS;

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

On January 15, 2008, the Company announced its intention to separate its financial services companies from its information solutions companies via a spin-off transaction, resulting in two separate publicly traded entities. The Company continues to proceed with preparations for the anticipated separation, and currently expects the separation to occur during the first half of 2010, with a target date of June 1, 2010. The Company’s subsidiary, First American Financial Corporation, filed a Form 10 Registration Statement with the Securities and Exchange Commission on December 14, 2009, and Amendment No. 1 thereto on February 12, 2010, in preparation for the separation. The transaction remains subject to customary conditions, including final approval by the Board of Directors, effectiveness of the Form 10 Registration Statement, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities, some of which have already been received.

The Company is a California corporation and has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information solutions. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, escrow or closing services and similar or related financial services domestically and internationally in connection with residential and commercial real estate transactions. It also provides thrift, trust and investment advisory services. Beginning on January 1, 2010, this segment is also in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties, which was previously carried on by the data and analytic solutions segment. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments comprise its information solutions group. The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. The data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database access tools and automated appraisal services. The risk mitigation and business solutions segment provides credit reporting solutions for mortgage and home equity needs, consumer credit reporting services, consumer credit reporting for the automotive dealer marketplace, automotive lead generation services, transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty finance credit reporting, lead generation services, employment background screening, occupational health services, tax incentive services, hiring solutions, resident screening, software services and investigative services. Financial information regarding each of the Company’s business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The Company believes that it holds the number one market share position for many of its products and services, including flood zone determinations, based on the number of flood zone certification reports issued; tax monitoring services, based on the number of loans under service; credit reporting services to the United States mortgage lending industry, based on the number of credit reports issued; credit reports focusing on specialty borrowers in the United States, based on the number of credit reports issued; property data services, based on the number of inquiries; automated appraisals, based on the number of reports sold; and MLS services, based on the number of active desktops. The Company also believes that it holds the number two market share position for home warranty services, based on an extrapolation of market share statistics provided by regulators in Texas and California. The Company believes that it now holds the number two market share position for title insurance, based on premiums written. During 2008, LandAmerica Financial Group, Inc., believed to be the third largest provider of title insurance in the United States at the time, filed for bankruptcy protection and sold certain of its title insurance underwriters and other assets to Fidelity National Financial, Inc., which at the time the Company believed to be the second largest provider of title insurance, which combination produced the largest title insurance provider. The Company also believes it is a leading provider of broker price opinions, based upon the number of reports sold.

In 2009, 2008 and 2007 the Company derived 59%, 62% and 66% of its consolidated revenues, respectively, from title insurance products. A substantial portion of the revenues for the Company’s title insurance and services segment result from or relate to resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and new home transactions. Over one-half of the revenues in the Company’s data and analytic solutions and information and outsourcing solutions segments and approximately 19% of the revenues from the Company’s risk mitigation and business solutions segment also depend on real estate activity. The remaining portion of the data and analytic solutions and risk mitigation and business solutions segments’ revenues are less impacted by, or are isolated from, the volatility of real estate transactions. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

The Financial Services Group

Title Insurance and Services Segment

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate and provides investment advisory, trust, lending and deposit services.

Overview of Title Insurance Industry

In most real estate transactions, mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title they acquire. Title insurance is a means of providing such protection.

Title Policies.    Title insurance policies insure the interests of owners or lenders against defects in the title to real property. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies are issued on the basis of a title report, which is typically prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

The beneficiaries of title insurance policies are usually real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a mortgage lender generally terminates upon repayment of the mortgage loan. Coverage under a title insurance policy issued to a buyer generally terminates upon the sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

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

The closing function, sometimes called an escrow in the western United States, is often performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is “closed.” The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. Before a closing takes place, however, the closer requests that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

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

Premiums.    The premium for title insurance is due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

The Company’s Title Insurance Operations

Overview.    The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. In Iowa, the Company provides title abstracts only because title insurance is not permitted by law. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

Beginning in 2007, in response to deteriorating market conditions and as part of an effort to enhance its operating efficiency and improve its margins, the Company began to focus on controlling costs by reducing employee count, consolidating offices, centralizing agency and administrative functions, optimizing management structure and rationalizing its brand strategy. The Company plans to continue these efforts where appropriate. In addition, the Company will continue to scrutinize the profitability of its agency relationships, increase its offshore leverage and develop new sales opportunities. Beginning at the end of 2008, the Company initiated an effort to optimize its claims handling process through, among other things, centralization of claims handling, enhanced corporate control over the claims process and claims process standardization. The Company substantially completed its claims centralization project during the third quarter of 2009.

Sales and Marketing.    Though the Company endeavors to educate consumers on the value of title insurance and the closing process, the Company can most efficiently market to its primary sources of business referrals, including escrow or closing service providers, real estate agents and brokers, developers, mortgage brokers , mortgage bankers, lenders and attorneys. In addition, the Company also markets its title insurance services directly to large corporate customers and mortgage lenders and servicers. The Company actively markets to mortgage servicers, foreclosure outsourcing providers and investors who are important sources of title insurance business during periods with high levels of foreclosures. The Company also markets its title insurance services to independent agents. The Company’s marketing efforts emphasize the combination of its products, the quality and timeliness of its services, process innovation and its national presence.

The Company provides its sales personnel with training in its product and service offerings, as well as selling techniques, and local management is responsible for hiring the sales staff and ensuring that sales personnel are properly trained. The Company also maintains a client relations group to coordinate sales to institutional customers, such as lenders, mortgage servicers, foreclosure outsourcing providers and investors.

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

The Company supplements the efforts of its sales force with general advertising in various trade and professional journals.

International Operations.    Over the past 20 years, the Company has led the industry in global expansion by investing in the development and growth of operations in international markets. The Company now provides products and services in over 60 countries, and its international operations accounted for approximately 8% of its title revenues in 2009. Today the Company has direct operations and a physical presence in 12 countries including Canada and the United Kingdom. Additionally, the Company has partnered with leading local companies to provide services in many other countries. According to data from the American Land Title Association, as of September 30, 2009, the Company’s reported overall title insurance market share was close to 60% internationally.

The Company’s range of international products and services is designed to lower its clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In established markets, primarily British Commonwealth countries, the Company has combined title insurance with unique processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes.

The Company believes that key opportunities for growth exist not only in the relatively established markets, but also in the emerging markets that are heavily reliant on expensive manual business processes and dated technology and land registry systems. As the number of countries adopting Western style mortgage systems continues to increase and as the demand for greater efficiency in the real estate settlement process continues to grow, the Company is well situated to seize these opportunities because of its industry expertise, financial strength, existing international licenses and contacts around the world. For example, the Company is licensed or otherwise authorized to do business in thirty-nine countries and has partnered with entities authorized to do business in various additional countries.

Underwriting.    Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. The Company believes that it is important for the underwriting function to operate efficiently and effectively at all decision-making levels so that transactions may proceed in a timely manner. To perform this function, the Company has underwriters at the regional, divisional and corporate levels to whom the Company gives varying levels of underwriting authority.

Agency Operations.    The Company’s agreements with its agents state the conditions under which the agent is authorized to issue title insurance policies on the Company’s behalf. The agency agreement also prescribes the circumstances under which the agent may be liable to the Company if a policy loss occurs. Although such agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause, certain agents have negotiated terms that are more favorable to them. Beginning in early 2008, the Company intensified its effort to evaluate all of its agency relationships, including a review of premium splits, deductibles and claims. As a result, the Company terminated or renegotiated the terms of many of its agency relationships. The Company has also centralized the receipt of agency remittances and is in the process of centralizing other agent-related administrative activities, and it continues to evaluate the profitability of agency relationships.

The Company has an agent selection process and an agent audit program. In determining whether to engage an independent agent, the Company obtains information about the agent, including the agent’s experience and background. The Company maintains loss experience records for each agent and conducts periodic audits of its agents. The Company also maintains agent representatives and agent auditors. Agent auditors routinely perform an examination of the agent’s escrow trust accounts and supporting accounting records. In addition to these routine examinations, an expanded examination will be triggered if certain “warning signs” are evident. Warning signs that can trigger an expanded examination include the failure to implement required accounting controls, shortages of escrow funds and failure to remit title insurance premiums on a timely basis. Adverse findings in an agency audit may result in various actions, including, if warranted, termination of the agency relationship.

Title Plants.    The Company’s network of title plants constitutes one of its principal assets. A title search is conducted by searching the public records or utilizing a title plant holding duplicate public records. While public title records generally are indexed by reference to the names of the parties to a given recorded document, most title plants arrange their records on a geographic basis. Because of this difference, title plant records generally may be searched more efficiently, which the Company believes reduces the risk of errors associated with the search. Most title plants also index prior policies, adding to searching efficiency. Many title plants are automated, or available on-line. Certain offices utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. In addition to these ownership interests, the Company is in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties. The Company believes that its title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

The Company’s title plants are carried on its consolidated balance sheets at original cost, which includes the cost of producing or acquiring interests in title plants or the appraised value of subsidiaries’ title plants at dates of acquisition for companies accounted for as purchases. Thereafter, the cost of daily maintenance of these plants is charged to expense as incurred. A properly maintained title plant has an indefinite life and does not diminish in value with the passage of time. Therefore, in accordance with generally accepted accounting principles, no provision is made for amortization of these plants. Since each document must be reviewed and indexed into the title plant, such maintenance activities constitute a significant item of expense. The Company is able to offset a portion of title plant maintenance costs through joint ownership and access agreements with other title insurers and title agents. The Company continually analyzes its title plants for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic events.

Reserves for Claims and Losses.    The Company provides for title insurance losses based upon its historical experience and other factors by a charge to expense when the related premium revenue is recognized. The resulting reserve for known claims and incurred but not reported claims reflects management’s best estimate of the total costs required to settle all claims reported to the Company and claims incurred but not reported, and is considered to be adequate for such purpose. Each period the reasonableness of the estimated reserves is assessed; if the estimate requires adjustment, such an adjustment is recorded.

In settling claims, the Company occasionally purchases and ultimately sells an insured’s interest in the underlying real property or the interest of a claimant adverse to the insured. These assets are carried at the lower of cost or fair value, less costs to sell, and are included in “Other assets” in the Company’s consolidated balance sheets.

Reinsurance and Coinsurance.    The Company plans to continue its practice of assuming and ceding large title insurance risks through the mechanism of reinsurance. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. Prior to 2010, the Company’s title reinsurance arrangements primarily involved other industry participants. Beginning in January of 2010, the Company established a global reinsurance program involving treaty reinsurance provided by a global syndicate of highly rated non-industry reinsurers. In addition to covering claims under policies issued while the program is in effect, the program also generally covers claims made under policies issued in prior years, as long as the losses are discovered while the program is in effect.

The Company also serves as a coinsurer in connection with certain transactions. In a coinsurance scenario, two or more insurers are selected by the insured and typically issue separate policies with respect to the subject property, with each coinsurer liable to the extent provided in the policy that it issues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which the Company conducts business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, the Company competes with many other title insurers. Over 30 title insurance underwriters, for example, are members of the American Land Title Association, the title insurance industry’s national trade association. The Company’s major nationwide competitors in its principal markets include Fidelity National Financial, Inc., Stewart Title Guaranty Company and Old Republic International Corporation. The Company is currently the second largest provider of title insurance in the United States. During 2008, LandAmerica Financial Group, Inc., believed to be the third largest provider of title insurance in the United States at the time, filed for bankruptcy protection and sold certain of its title insurance underwriters and other assets to Fidelity, which at the time the Company believed to be the second largest provider of title insurance, which combination produced the largest title insurance provider. In addition to these competitors, small nationwide, regional and local competitors as well as numerous agency operations throughout the country provide aggressive competition on the local level.

The Company believes that competition for title insurance business is based primarily on both the price of the policy and the quality and timeliness of the service, because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength is also important. In those states where prices are established by regulatory authorities, the price of title insurance policies is not likely to be an important competitive factor. The Company continuously evaluates its pricing, and based on competitive, market and regulatory conditions and claims history, among other factors, intends to continue to adjust its prices as and where appropriate.

Trust and Investment Advisory Services.    Since 1960, the Company has conducted a general trust business in California, acting as trustee when so appointed pursuant to court order or private agreement. In 1985, the Company formed a banking subsidiary into which its subsidiary trust operation was merged. During August 1999, this subsidiary converted from a state-chartered bank to a federal savings bank. This subsidiary, First American Trust, FSB, offers investment advisory services and manages equity and fixed-income securities. As of December 31, 2009, this company managed $1.5 billion of assets, administered fiduciary and custodial assets having a market value in excess of $2.9 billion, had assets of $1.0 billion, deposits of $954.6 million and stockholder’s equity of $63.7 million.

Lending and Deposit Products.    During 1988, the Company acquired an industrial bank that accepts deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2009, this company, First Security Business Bank, had approximately $260.6 million of deposits and $161.9 million of loans outstanding.

Loans made or acquired during 2009 by the bank totaled $23.7 million, with an average new loan balance of $1,327,627. The average loan balance outstanding at December 31, 2009, was $678,130. Loans are made only on a secured basis, at loan-to-value percentages generally less than 70%. The bank specializes in making commercial real estate loans. The majority of the bank’s loans are made on a fixed-to-floating rate basis. The average coupon on the bank’s loan portfolio as of December 31, 2009, was 6.78%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The bank’s primary competitors in the Southern California commercial real estate lending market are local community banks, other industrial banks and, to a lesser extent, commercial banks. The bank’s average loan to value was approximately 44% at December 31, 2009.

The performance of the bank’s loan portfolio is evaluated on an ongoing basis by management of the bank. The bank places a loan on non-accrual status when two payments become past due. When a loan is placed on non-accrual status, the bank’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2009, if all of such loans had been current in accordance with their original terms, totaled $12,084.

The following table sets forth the amount of the bank’s non-performing loans as of the dates indicated.

	Year Ended December 31
	2009	2008	2007	2006	2005
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$603	$—	$—	$—	$—

Total	$603	$—	$—	$—	$—

Based on a variety of factors concerning the creditworthiness of its borrowers, the bank determined that it had one non-performing asset as of December 31, 2009.

The bank’s allowance for loan losses is established through charges to earnings in the form of provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management of the bank, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, the Company believes that, in light of the collateral securing its loan portfolio, the bank’s current allowance for loan losses is an adequate allowance against foreseeable losses.

The following table provides certain information with respect to the bank’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2009	2008	2007	2006	2005
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$1,600	$1,488	$1,440	$1,410	$1,350

Charge-offs:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provision for losses	471	112	48	30	60

Balance at end of year	$2,071	$1,600	$1,488	$1,440	$1,410

Ratio of net charge-offs during the year to average loans outstanding during the year	0%	0%	0%	0%	0%

The adequacy of the bank’s allowance for loan losses is based on formula allocations and specific allocations. Formula allocations are made on a percentage basis, which is dependent on the underlying collateral, the type of loan and general economic conditions. Specific allocations are made as problem or potential problem loans are identified and are based upon an evaluation by the bank’s management of the status of such loans. Specific allocations may be revised from time to time as the status of problem or potential problem loans changes.

The following table shows the allocation of the bank’s allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

	Year Ended December 31
	2009		2008		2007		2006		2005
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$2,071	100	$1,600	100	$1,488	100	$1,440	100	$1,410	100
Other	—	—	—	—	—	—	—	—	—	—

	$2,071	100	$1,600	100	$1,488	100	$1,440	100	$1,410	100

Specialty Insurance Segment

Property and Casualty Insurance.    The Company’s property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. The Company is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, the Company also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The Company markets its property and casualty insurance business using both direct distribution channels, including cross-selling through its existing closing-service activities, and through a network of independent brokers. Reinsurance is used extensively to limit risk associated with natural disasters such as windstorms, winter storms, wildfires and earthquakes.

Home Warranties.    The Company’s home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. Most of these policies are issued on resale residences, although policies are also available in some instances for new homes. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon the Company’s approval. Coverage and pricing typically vary by geographic region. Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer and are recognized monthly over the initial contract period. Renewal premiums may be paid by a number of different options. In addition, the contract holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, although the Company also markets directly to consumers. The Company generally sells renewals directly to consumers. The home warranty business currently operates in 34 states and the District of Columbia.

The Information Solutions Group

Information and Outsourcing Solutions Segment

The information and outsourcing solutions segment provides a wide-range of products and services, including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. The segment’s primary source of revenue is large, national mortgage lenders; additional customers include, but are not limited to, regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies. The segment is also responsible for the Company’s national joint ventures. One of these joint ventures, which provides products used in connection with loan originations, has generated a significant portion of the segment’s revenues in the past two years.

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

Under a typical contract the Company, on behalf of mortgage originators and servicers, monitors the real estate taxes owing on properties securing such originators’ and servicers’ mortgage loans for the life of such loans. In general, providers of tax monitoring services, such as the Company’s tax service, indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. Where a mortgage lender requires that tax payments be impounded on behalf of borrowers, the Company also may monitor and oversee the transfer of these monies to the taxing authorities and provide confirmation to lenders that such taxes have been paid. The Company also may indemnify mortgage lenders against losses for any failure to make such transfers.

The Company generally receives a fee for the loan at the time a life of the loan contract is entered into or the loan is funded and recognizes revenues from tax service contracts over the estimated duration of the contracts. However, income taxes are paid on the entire fee in the first two years of the contract. Although losses have increased over the past two years, historically, the Company’s loss experience has not been significant and therefore the Company has maintained minimal reserves for losses relating to its tax monitoring service because its losses have been relatively minor. In addition, when performing tax outsourcing the Company performs the servicers’ tax payment processing function for the life of the loan for an additional fee.

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

Outsourcing and Technology Solutions.    The Company’s outsourcing and technology solutions business sells software and provides services which assist mortgage servicing companies and financial institutions mitigate losses on mortgages that are in default as well as help manage foreclosures, maintain and sell real estate owned (“REO”) properties and process foreclosure claims. Its comprehensive suite of solutions supports the default lifecycle from borrower solicitation through settlement. Its loss mitigation services cover the lifecycle of the loss mitigation process and include portfolio analysis, data driven workout options, campaign management and back office fulfillment, including signature and recording services. Additionally, the Company provides flexible staffing models that give its clients the ability to respond to growing delinquency volumes while substantially eliminating capacity fluctuations.

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

Data and Analytic Solutions Segment

The Company’s data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics, provides database access tools to various businesses, in particular to businesses operating in the real estate industry, and provides automated valuation models which use data and sophisticated mathematical models and analytic tools to arrive at a property valuation. The Company’s data and analytic solutions segment’s primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed income investors, real estate agents, property and casualty insurance companies and title insurance companies. The data offered by this segment includes loan information, property characteristic information and images of publicly recorded documents relating to real property, as well as information on mortgage-backed securities.

The data and analytic solutions segment was created in the Company’s First American Real Estate Solutions LLC (“FARES”) joint venture with an affiliate of Experian Group Limited in January 1998. Since that time this segment has grown through a number of significant acquisitions. In August 2000, the Company combined its property data business with Transamerica Corporation’s competing business. At the time the Company owned 80% of the resulting entity. During 2004, the Company purchased the remaining 20%. In April 2005, the Company expanded its offering of analytic products with the acquisition of LoanPerformance. This company provides mortgage information and mortgage performance and risk analytics largely to mortgage investors, originators and servicers. In February 2007, the Company combined its property data and related analytics businesses with CoreLogic Systems, Inc., a provider of mortgage risk assessment and fraud prevention solutions. The former stockholders of CoreLogic own approximately 18% of the combined entity. On January 1, 2010, the Company’s business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties, became part of the title insurance and services segment.

Risk Mitigation and Business Solutions Segment

The Company’s risk mitigation and business solutions segment is comprised entirely of the Company’s First Advantage Corporation (“First Advantage”) subsidiary, which was, until November 18, 2009, a public company whose shares of Class A common stock traded on the NASDAQ Global Market. First Advantage was formed in the 2003 merger of the Company’s screening information segment with US SEARCH.com, Inc. Since that time First Advantage has grown substantially through acquisitions. In particular, in September 2005, the Company contributed its credit information group to First Advantage in exchange for additional Class B common stock of First Advantage. In November 2009, the Company completed the acquisition of the publicly held shares of First Advantage. As a result, First Advantage is now a wholly-owned subsidiary of the Company.

First Advantage provides credit services, data services, employer services, multifamily services, and investigative and litigation support services. The credit services business offers lenders credit reporting solutions for mortgage and home equity needs, provides consumer credit reporting services and serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services. The data services business provides transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty finance credit reporting and lead generation services. The employer services business includes employment background screening, occupational health services, tax incentive services and hiring solutions. The multifamily services business provides resident screening and software services. The investigative and litigation support services business provides all investigative services.

Acquisitions

Commencing in the 1960s, the Company initiated a growth program with a view to becoming a nationwide provider of title insurance. This program included expansion into new geographic markets through internal growth and selective acquisitions. In 1986, the Company began expanding into other real estate business information services. In 1998, the Company expanded its diversification program to include business information companies outside of the real estate transfer and closing process. Through 2007, the Company had made numerous strategic acquisitions designed to expand its direct title operations, as well as the range of services it can provide to its customers, and to diversify its revenues and earnings. Beginning in 2007, the number of acquisitions slowed considerably, as the Company focused on organic growth, product development and margin improvement. During 2009, the Company undertook to buyout minority investors in certain of its subsidiaries, including the purchase of the publicly held shares of First Advantage and the entry into an agreement regarding the purchase of the outstanding noncontrolling interest in the Company’s FARES joint venture.

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

The Company’s property and casualty businesses are subject to regulation by state insurance regulators in the states in which they transact business.

The nature and extent of regulation to which insurance companies are subject may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of “control” of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the amount and payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and policy form approvals.

The Company’s home warranty business is subject to regulation in some states by insurance authorities or other applicable regulatory entities. The Company’s federal savings bank and thrift are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, the federal savings bank is regulated by the United States Department of the Treasury’s Office of Thrift Supervision, and the thrift is regulated by the California Department of Financial Institutions.

Investment Policies

Subject to oversight by the Company’s Board of Directors, the Company’s investment activities are overseen at the parent company by an investment committee made up of certain senior executives, which is advised by, and has delegated certain functions to, an investment advisory committee. The investment advisory committee’s members include the Company’s portfolio manager and certain treasury department personnel. Certain day-to-day investment decisions have been delegated to the investment advisory committee, to be made within the guidelines and pursuant to the direction provided by the investment committee from time to time. Policy setting, oversight, and significant individual investment decisions occur at the investment committee level. In addition, a number of the Company’s regulated subsidiaries, including its title insurance underwriters, property and casualty insurance companies and federal savings bank are required to oversee their own investments and maintain investment committees at the subsidiary level. The investment policies and objectives of these regulated subsidiaries depend to a large extent on their particular business and regulatory considerations. For example, the Company’s federal savings bank is required to maintain at least 65% of its asset portfolio in loans or securities that are secured by real estate. The bank currently does not make real estate loans, and therefore fulfills this regulatory requirement predominately through investments in mortgage backed securities. In addition, state laws impose certain restrictions upon the types and amounts of investments that may be made by the Company’s regulated insurance subsidiaries.

Pursuant to the Company’s investment policy, fiduciary funds are to be managed in a manner designed to ensure return of the principal to the underlying beneficiaries and, where appropriate, an investment return to the Company. The policy further provides that operating and investment funds are to be managed to balance the Company’s earnings, liquidity, regulatory and risk objectives, and that investments should not expose the Company to excessive levels of credit risk, interest (including call, prepayment and extension) risk or liquidity risk.

As of December 31, 2009, the Company’s debt and equity investment securities portfolio consists of approximately 96% of fixed income securities. As of that date, over 83% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 95% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s (“S&P”) and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments. The Company also holds strategic equity investments in companies engaged in the title insurance, settlement services and data and analytics industries.

Employees

As of December 31, 2009, the Company employed 30,922 people on either a part-time or full-time basis. Of these employees, approximately 33% are employed outside of the United States and approximately 5% are employed at unconsolidated subsidiaries.

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

1. Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases. The number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations:

•	when mortgage interest rates are high or rising;

•	when the availability of credit, including commercial and residential mortgage funding, is limited; and

•	when real estate values are declining.

2. Unfavorable economic conditions may have a material adverse effect on the Company

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult operating environment for the Company’s businesses and other companies in its industries. In addition, the Company holds investments in entities, such as title agencies, settlement service providers, data and analytics providers and property and casualty insurance companies, and instruments, such as mortgage backed securities, which may be negatively impacted by these conditions. The Company also owns a federal savings bank into which it deposits some of its own funds and some funds held in trust for third parties. This bank invests those funds and any realized losses incurred will be reflected in the Company’s consolidated results. The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of its investments and increased credit risk from customers and others with obligations to the Company.

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2009 is approximately $2.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

5. Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that the Company would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, the Company also could be held liable for the funds owned by third parties.

6. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome to conduct such operations

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

7. Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry, an industry in which the Company generates a substantial portion of its revenue and earnings, has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company’s businesses. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

Governmental entities have inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state and federal laws. Departments of insurance in the various states, either separately or in conjunction with federal regulators, also periodically conduct inquiries, generally referred to at the state level as “market conduct exams,” into the practices of title insurance companies in their respective jurisdictions. Further, from time to time plaintiffs’ lawyers may target the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. Any of these types of inquiries or proceedings may result in a finding of a violation of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on the Company’s conduct which could impact its operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows.

8. The Company may find it difficult to acquire necessary data

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

9. Regulation of title insurance rates could adversely affect the Company’s results of operations

Title insurance rates are subject to extensive regulation, which varies from state to state. In many states the approval of the applicable state insurance regulator is required prior to implementing a rate change. This regulation could hinder the Company’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

10. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations may limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its shareholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available in 2010 from these insurance subsidiaries, is $258.0 million.

11. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of the weak performance of financial markets and its effect on plan assets

The Company’s defined benefit pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of December 31, 2009 by approximately $99.4 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

12. Weakness in the commercial real estate market or an increase in the amount or severity of claims in connection with commercial real estate transactions could adversely affect the Company’s results of operations

The Company issues title insurance policies in connection with commercial real estate transactions. Premiums paid and limits on these policies are large relative to policies issued on residential transactions. Because a claim under a single policy could be significant, title insurers often seek reinsurance or coinsurance from other insurance companies, both within and outside the industry. The Company both receives and provides such coverage. Additionally, the pretax margin derived from these policies generally is higher than on other policies. Disruptions in the commercial real estate market, including limitations on available credit and defaults on loans secured by commercial real estate, may result in a decrease in the number of commercial policies issued by the Company and/or an increase in the number of claims it incurs on commercial policies. As a reference, commercial premiums earned by the Company in 2009 decreased nearly 50 percent compared with the amount earned in 2006. A further decrease in the number of commercial policies issued by the Company or an increase in the amount or severity of claims we incur on commercial policies could adversely affect the Company’s results of operations.

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported (“IBNR”) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is believed to be reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $123.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

14. Systems interruptions and intrusions may impair the delivery of the Company’s products and services

System interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in its data centers. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities.

15. The Company may not be able to realize the benefits of its offshore strategy

The Company utilizes lower cost labor in foreign countries, such as India and the Philippines, among others. These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters. Such disruptions could decrease efficiency and increase the Company’s costs in these countries. Weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. The Company may not be able to pass on the increased costs of higher priced United States-based labor to its customers.

16. The Company may not be able to consummate the spin-off transaction, consummate such transaction in its originally proposed form, or realize the anticipated benefits thereof

On January 15, 2008, the Company announced its intention to spin-off its financial services businesses, consisting primarily of its title insurance and specialty insurance reporting segments, into a separate public company. The proposed transaction is highly complex. Because, among other factors, a number of the Company’s businesses are regulated and intertwined and the Company is a party to a multitude of transactions, the completion of the transaction may require significant time, effort and expense. This could lead to a distraction from the day to day operations of the Company’s business, which could adversely affect those operations. In addition, the transaction will require certain regulatory approvals and the final approval of the Company’s Board of Directors, and may require other third party consents, which could be withheld, or the receipt of which could require the Company to make undesirable concessions or accommodations. The landscape of the real estate and mortgage credit markets also has changed substantially since early 2008, including the dissolution or expected dissolution of certain financial institutions, the bankruptcy of a large competitor of the Company and further consolidation among the Company’s current and potential customers. Market conditions also have put pressure on the revenues, earnings and cash flows of participants in the industries in which the Company operates, including the Company. For these reasons, as well as other potential factors such as the inability to transfer assets into the entity being spun-off or unfavorable reactions from customers, ratings agencies, investors or other interested persons, the Company may not be able to consummate the spin-off transaction or may not be able to consummate the transaction in the form originally proposed. Should the transaction be consummated, factors in addition to those described above could prevent one or both of the resulting companies from being able to realize the anticipated benefits of the separation. These factors include increased borrowing costs, competition between the resulting companies, unfavorable reactions from employees, any inability of the financial services company to pay the anticipated level of dividends, the triggering of rights and obligations by the transaction or any litigation arising out of or related to the separation.

17. Product migration may result in decreased revenue

Customers of many real estate settlement services the Company provides increasingly require these services to be delivered faster, cheaper and more efficiently. Many of the traditional products it provides are labor and time intensive. As these customer pressures increase, the Company may be forced to replace traditional products with automated products that can be delivered electronically and with limited human processing. Because many of these traditional products have higher prices than corresponding automated products, the Company’s revenues may decline.

18. Increases in the size of the Company’s customers enhance their negotiating position with respect to pricing and terms and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the ability of these customers to negotiate, where permitted by law, more favorable pricing and more favorable terms for the Company’s products and services. Moreover, these larger customers may prove more capable of performing in-house some or all of the services the Company provides and, consequently, their demand for its products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability.

19. Certain provisions of the Company’s articles of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s shareholders might consider favorable

The Company’s restated articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Accordingly, the Company’s board is empowered, without further shareholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of the Company’s common shareholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by the Company’s shareholders. Although the Company has no present intention of issuing any additional shares or series of preferred stock, the Company cannot guarantee that it will not make such an issuance in the future.

20. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed and asset-backed securities), but also including money-market and other short-term investments, as well as some common and preferred stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company maintains its executive offices at MacArthur Place in Santa Ana, California. In 2005, the Company expanded its three-building office campus through the addition of two four-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage to approximately 490,000 square feet. The original three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to the Company’s principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $43.9 million as of December 31, 2009.

As of December 31, 2006, the Company’s information and outsourcing solutions segment relocated most of its national operations from a facility in Dallas, Texas to a location in Westlake, Texas. The Company entered into a lease expiring in 2017 on the Westlake, Texas facility, which comprises approximately 729,000 square feet. The Company’s title insurance segment occupies a portion of this facility.

In 1999, the Company completed the construction of two office buildings in Poway, California. These two buildings, which are owned by the Company’s title insurance subsidiary and are leased to the information solutions group, total approximately 153,000 square feet and are located on a 17 acre parcel of land.

One of the Company’s subsidiaries, which is part of the data and analytic solutions segment, has leased approximately 127,000 square feet of a multi-tenant facility in the Bagmane Technology Park in Bangalore, India. The lease expires at the end of 2011. In addition, a subsidiary of the Company that is part of the title insurance and services segment has leased an aggregate of approximately 134,000 square feet of office space in four buildings of the International Technology Park, also located in Bangalore. Five of the six leases associated with this space expire in 2012 and the sixth expires in 2010. The Company has the option to terminate all of the leases in the International Technology Park in 2011.

The office facilities occupied by the Company or its subsidiaries are, in all material respects, in good condition and adequate for their intended use.

Item 3.    Legal Proceedings

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where it has been determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. In accordance with accounting guidance, the Company maintained a reserve for these lawsuits totaling $18.9 million at December 31, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and asset valuation services. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the

Company has recorded a liability representing its best estimate of the financial exposure based on known facts. In accordance with accounting guidance, the Company maintained a reserve for these matters totaling $2.0 million at December 31, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on December 8, 2009. The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting at the annual meeting with respect to each nominee. All nominees were elected.

Name of Nominee	Votes For	Votes Withheld
George L. Argyros	81,449,327	1,178,087
Bruce S. Bennett	81,884,366	743,048
Matthew B. Botein	80,400,487	2,226,927
J. David Chatham	81,156,515	1,470,899
Glenn C. Christenson	81,996,121	631,293
William G. Davis	73,033,438	9,593,976
James L. Doti	52,961,955	29,665,459
Lewis W. Douglas, Jr.	79,744,818	2,882,596
Christopher V. Greetham	81,957,990	669,424
Parker S. Kennedy	81,482,586	1,144,828
Thomas C. O’Brien	81,471,628	1,155,786
Frank O’Bryan	81,489,327	1,138,087
Roslyn B. Payne (1)	77,512,308	5,115,106
John W. Peace	81,875,826	751,588
D. Van Skilling	81,547,835	1,079,579
Herbert B. Tasker	81,645,894	981,520
Virginia M. Ueberroth	81,425,245	1,202,169
Mary Lee Widener	80,176,774	2,450,640

(1)	On December 28, 2009, Roslyn B. Payne resigned from the Board of Directors.

At the meeting, the shareholders of the Company also voted to ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009, with 81,903,257 votes for, 423,372 votes against, 300,785 votes abstaining and no broker non-votes.

At the meeting, a proposal to reincorporate the Company in Delaware was defeated, with 31,849,946 votes for, 41,066,233 votes against, 269,100 votes abstaining and 9,442,135 broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common shares trade on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common shares on February 22, 2010, was 3,275.

High and low stock prices and dividends declared for the last two years were as follows:

	2009		2008
Quarter Ended	High-low range	Cash dividends	High-low range	Cash dividends
March 31	$28.56—$19.59	$0.22	$43.58—$28.10	$0.22
June 30	$29.96—$21.65	$0.22	$37.65—$26.40	$0.22
September 30	$33.57—$25.08	$0.22	$33.70—$21.08	$0.22
December 31	$33.88—$30.39	$0.22	$30.34—$15.11	$0.22

On January 15, 2008, the Company announced its intention to separate its financial services companies from its information solutions companies. Following the consummation of the spin-off transaction, the financial services company is expected to pay approximately $24.0 million per year in dividends to holders of its common stock. However, the amount of the dividend, if any, depends on the earnings, financial condition and capital requirements of the financial services company at that time. The information solutions company is not expected to pay a dividend following the transaction.

While, prior to the spin-off transaction, the Company expects to continue its policy of paying regular quarterly cash dividends, future dividends will be dependent on future earnings, financial condition and capital requirements. The ability to pay dividends also is potentially affected by the restrictions described in Note 3 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2009, the Company did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. In 2009, the Company did not repurchase any shares under this plan and cumulatively the Company has repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions) under the plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2009	—	—	—	$360,369,939
November 1 to November 30, 2009	—	—	—	$360,369,939
December 1 to December 31, 2009	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

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

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the corresponding changes in the cumulative total returns of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financials Index and a peer group index. The comparison assumes an investment of $100 on December 31, 2004 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return

	The First American Corp (FAF) (1)	Custom Peer Group (1)(2)	S&P 500 Financial Sector Index (1)	S&P 500 Index (1)
12/31/2004	$100	$100	$100	$100
12/31/2005	$131	$108	$107	$105
12/31/2006	$120	$115	$127	$121
12/31/2007	$103	$87	$103	$128
12/31/2008	$90	$69	$46	$81
12/31/2009	$106	$82	$54	$102

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.

(2)	The peer group consists of the following companies: Assurant, Inc.; Affiliated Computer Services, Inc.; Fidelity National Financial, Inc. (as it existed on December 31, 2004 and its successor entities); Fiserv, Inc.; Old Republic International Corp.; LandAmerica Financial Group, Inc. (through December 8, 2009); Equifax Inc.; Stewart Information Services Corp.; MGIC Investment Corporation; The Dun & Bradstreet Corporation; The PMI Group, Inc.; ChoicePoint Inc. (through September 19, 2008); Fair Isaac Corporation; Fidelity National Information Services, Inc.; and Radian Group Inc., each of which operates in a business similar to a business operated by the Company. The Compensation Committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.    Selected Financial Data

The selected consolidated financial data for The First American Corporation (“the Company”) for the five-year period ended December 31, 2009, has been derived from the Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.” The selected Consolidated Statements of Income data for the years ended December 31, 2006 and 2005 and the Consolidated Balance Sheet data as of December 31, 2007, 2006 and 2005 have been derived from audited financial statements not included herein and, where applicable, such data was recast for the retrospective application of new accounting guidance for noncontrolling interests in a consolidated subsidiary, which the Company became subject to beginning January 1, 2009.

The First American Corporation and Subsidiary Companies

	Year Ended December 31
	2009	2008	2007	2006	2005
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$5,972,777	$6,213,758	$8,222,383	$8,533,597	$8,104,751
Net income	$269,176	$28,365	$108,374	$376,803	$574,242
Net income attributable to noncontrolling interests	$69,525	$54,685	$111,493	$89,127	$93,862
Net income (loss) attributable to the Company	$199,651	$(26,320)	$(3,119)	$287,676	$480,380
Total assets	$8,723,097	$8,808,070	$8,647,921	$8,224,285	$7,598,641
Notes and contracts payable	$791,083	$868,274	$906,046	$847,991	$848,569
Deferrable interest subordinated notes	$100,000	$100,000	$100,000	$100,000	$100,000
Stockholders’ equity (Note A)	$3,154,295	$2,697,650	$2,975,398	$3,202,281	$3,005,519
Return on average stockholders’ equity	6.8%	(0.9)%	(0.1)%	9.3%	17.6%
Dividends on common shares	$84,349	$81,542	$82,833	$69,213	$68,636
Per share of common stock (Note B)—Net income (loss) attributable to the Company:
Basic	$2.11	$(0.28)	$(0.03)	$2.99	$5.09
Diluted	$2.09	$(0.28)	$(0.03)	$2.92	$4.92
Stockholders’ equity (Note A)	$30.54	$29.02	$32.40	$33.19	$31.35
Cash dividends	$0.88	$0.88	$0.88	$0.72	$0.72
Number of common shares outstanding— Weighted average during the year:
Basic	94,551	92,516	94,649	96,206	94,351
Diluted	95,478	92,516	94,649	98,653	97,691
End of year	103,283	92,963	91,830	96,484	95,860
Other Operating Data (unaudited):
Title orders opened (Note C)	1,991	1,961	2,402	2,510	2,700
Title orders closed (Note C)	1,503	1,399	1,697	1,866	2,017
Number of employees (Note D)	30,922	31,411	37,354	39,670	37,883

Note A—Stockholders’ equity refers to the stockholders of the Company and excludes noncontrolling interests.

Note B—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note C—Title order volumes are those processed by the direct title operations of the Company and do not include orders processed by agents.

Note D—Number of employees is based on actual employee headcount, including employees of unconsolidated subsidiaries.

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

Spin-off

On January 15, 2008, the Company announced that its Board of Directors had approved a plan to separate the Company into two independent publicly traded companies (the “separation”), one consisting of the Company’s financial services businesses, FinCo, and one for its information solutions businesses, InfoCo. The Company expects to accomplish this by way of a dividend distribution of the common stock of FinCo, the Company’s wholly-owned subsidiary, to the Company’s shareholders (the “Distribution”). Immediately following the Distribution, the Company’s shareholders will own 100% of the outstanding common stock of FinCo. Prior to the Distribution, certain internal transactions will occur so that FinCo directly or indirectly owns all of the Company’s financial services businesses and the title plant management business. The remaining entity, InfoCo, will own all of the Company’s remaining information solutions businesses. FinCo will adopt the “FAF” ticker symbol and its shares of common stock will be traded on the New York Stock Exchange under that symbol. InfoCo will change its name and ticker symbol following the separation.

The Company continues to proceed with preparations for the separation, and currently expects the separation to occur during the first half of 2010, with a target date of June 1, 2010. The Company’s subsidiary, First American Financial Corporation, filed a Form 10 Registration Statement with the Securities and Exchange Commission on December 14, 2009, and Amendment No. 1 thereto on February 12, 2010, in preparation for the separation. The transaction remains subject to customary conditions, including final approval by the Board of Directors, effectiveness of the Form 10 Registration Statement, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities, some of which have already been received.

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

Financial Services Group

•

Title Insurance and Services: The title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate and provides investment advisory, trust, lending and deposit services. Beginning on January 1, 2010, this segment is also in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties, which was previously carried on by the data and analytic solutions segment. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. In Iowa, the Company provides title abstracts only because title insurance is not permitted by law. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets. The international operations account for an immaterial amount of the Company’s income before income taxes.

•

Specialty Insurance: The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 34 states and the District of Columbia.

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment provides a wide-range of products and services, including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. These products are generally provided nationwide.

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

•

Risk Mitigation and Business Solutions: The risk mitigation and business solutions segment is comprised entirely of the Company’s wholly-owned subsidiary, First Advantage Corporation (“First Advantage”). First Advantage provides credit services, data services, employer services, multifamily services, and investigative and litigation support services. The credit services business offers lenders credit reporting solutions for mortgage and home equity needs, provides consumer credit reporting services and serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services. The data services business provides transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty finance credit reporting and lead generation services. The employer services business includes employment background screening, occupational health services, tax incentive services and hiring solutions. The multifamily services business provides resident screening and software services. The investigative and litigation support services business provides all investigative services.

Critical Accounting Policies and Estimates

The Company’s management considers the accounting policies described below to be critical in preparing the Company’s consolidated financial statements. These policies require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. See Note 1 Description of the Company to the consolidated financial statements for a more detailed description of the Company’s accounting policies.

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are also recognized ratably over the 12-month duration of the policies. Interest on loans of the Company’s thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the trust and banking operations of the Company are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery. The Company’s tax service division defers the tax service fee on life of loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. The Company reviews its tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, the Company may adjust the rates to reflect current trends. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Revenues earned by most other products in the information solutions group are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Provision for title losses.    The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserve included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of both an in-house actuarial review and independent actuarial analysis. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR was determined by applying an expected loss rate to operating revenue and adjusting for policy year maturity using the estimated loss development pattern. The expected loss rate is based on historical experience and the relationship of the history to the applicable policy years. This is a generally accepted actuarial method of determining IBNR for policy years at early development ages, and when claims data reflects unusual impacts. IBNR calculated in this way differs from the IBNR a multiplicative loss development factor calculation would produce. Factor-based development effectively extrapolates results to date forward through the lifetime of the policy year’s development. Management believes the expected loss rate method is appropriate for recent policy years, because of the high level of loss emergence during the past three calendar years. This loss emergence is believed to consist largely of acceleration of claims that otherwise would have been realized later and one-time losses. Both of these effects are results of temporary economic conditions that are not expected to persist throughout the development lifetime of those policy years.

For more mature policy years (generally, policy years aged more than three years), IBNR was determined using multiplicative loss development factor calculations. These years were also exposed to adverse economic conditions during 2007-2009 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007-2009 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on more recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2006 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $123.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported and non-title claims, follows:

(in thousands except percentages)	December 31, 2009		December 31, 2008
Known title claims	$206,439	16.4%	$234,311	17.3%
IBNR	978,854	78.0%	1,035,779	76.4%

Total title claims	1,185,293	94.4%	1,270,090	93.7%
Non-title claims	69,795	5.6%	85,302	6.3%

Total loss reserves	$1,255,088	100.0%	$1,355,392	100.0%

Fair Value of Investment Portfolio.    The Company classifies its publicly traded debt and equity securities as available-for-sale and carries them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss.

The Company determines the fair value of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category was based on quoted prices that are readily and regularly available in an active market.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. This pricing service, which is a provider of financial market data, analytics and related services to financial institutions, provides the Company one price for each security. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable. Level 2 also includes non-agency mortgage-backed and asset-backed securities and municipal bonds which are currently not actively traded securities. When the value from an independent pricing service is utilized, the Company obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. The Company’s non-agency mortgage-backed and asset-backed securities consist of senior tranches of securitizations and the underlying borrowers are substantially all prime. The Company’s validation procedures include assessing the reasonableness of the changes relative to prior periods given the prevailing market conditions, comparison of the prices received from the pricing service to quotes received from other third party sources for securities with market prices that are readily verifiable, changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any adjustments to the results provided by the pricing service.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at December 31, 2009. These securities were classified as Level 2 at December 31, 2009 because the valuation models use observable market inputs in addition to traded prices.

In the first quarter of 2009, the Company adopted newly issued accounting guidance that establishes a new method of recognizing and reporting other-than-temporary impairment of debt securities. The Company assesses the unrealized losses in its debt security portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities. If the Company determines it does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if it does not intend to sell or it is not more likely than not that it will be required to sell the debt security before the recovery of the debt security’s remaining amortized cost basis), the credit portion of the other-than-temporary impairment loss is recognized in earnings and the non-credit portion, if any, is recognized in other comprehensive income. The credit portion of the other-than-

temporary impairment loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. Expected future cash flows are based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery. For non-agency mortgage-backed and asset-backed securities, estimated future cash flows are based on the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates and loss severity on the collateral supporting the security. In developing the assumptions used in estimating the expected future cash flows, the Company utilized publicly available information related to individual assets, generally available market data such as forward interest rate curves and its securities data and market analytic tools. The expected future cash flows are discounted using the current accrual rate attributable to the security.

When, in the opinion of management, a decline in the fair value of an equity security (including common and preferred stock) and, prior to the first quarter of 2009, a debt security is considered to be other-than-temporary, such security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Purchase accounting and impairment testing for goodwill and other intangible assets.    The Company is required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit. This annual test, which the Company has elected to perform every fourth quarter, utilizes a variety of valuation techniques, all of which require it to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. The Company also uses certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. The Company’s reporting units are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, information and outsourcing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services. The Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment.

Management’s impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and the Company’s expectations as to future market conditions. These types of analyses contain uncertainties because they require the Company to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, it may be exposed to an additional impairment loss that could be material. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment charges may be required. The Company completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2009 and 2008, in the fourth quarter of each year. In 2009 and 2008, management concluded that, based on its assessment of the reporting units’ operations, the markets in which the reporting units operate and the long-term prospects for those reporting units that the more likely than not threshold for decline in value had not been met and that therefore no triggering events requiring an earlier analysis had occurred.

As of the date of the Company’s 2009 annual impairment review, the title insurance reporting unit included $699.5 million of goodwill. The fair value of this reporting unit under the income and market value approaches exceeded the carrying value of the reporting unit’s book value by approximately 4.5% and 20.0%, respectively. The property and casualty insurance reporting unit included $33.2 million of goodwill as of the Company’s 2009 annual impairment review. The fair value of this reporting unit under the income and market value approaches exceeded the carrying value of the reporting unit’s book value by approximately 36.0% and 6.4%, respectively. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is reasonably possible that changes in the judgments, assumptions and estimates the Company made in assessing the fair value of its goodwill could cause these or other reporting units to become impaired. There were no other reporting units that management deemed to have a reasonable risk of material impairment charge at this time.

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

The Company recognizes the effect of income tax positions only if sustaining those positions is “more likely than not.” Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in tax expense. As a result of adopting the accounting guidance for uncertain income tax positions, the Company recorded a cumulative effect adjustment of $8.1 million as a reduction to retained earnings as of January 1, 2007.

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

Share-based compensation.    The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified prospective method, the Company continues to use the Black-Scholes option-pricing model for all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. The Company utilizes the straight-line single option method of attributing the value of share-based compensation expense unless another expense attribution model is required by the guidance. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applies the long-form method for determining the pool of windfall tax benefits.

The Company’s primary means of share-based compensation is granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

In addition to stock options and RSUs, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. The Company recognizes an expense in the amount equal to the discount.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance surrounding the Hierarchy of Generally Accepted Accounting Principles. This guidance established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance related to defining fair value, establishing a framework for measuring fair value within GAAP, and expanding disclosure requirements regarding fair value measurements. Although this guidance does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, this guidance simplifies and codifies fair value related guidance previously issued within GAAP. In February 2008, the FASB issued authoritative guidance which delayed the effective date for application of the fair value framework to non-financial assets and non-financial liabilities until January 1, 2009. The provisions of this guidance related to financial assets and liabilities were applied as of January 1, 2008, and had no material effect on the Company’s consolidated financial statements. The fair value framework relating to non-financial assets and non-financial liabilities was applied as of January 1, 2009, and had no material effect on the Company’s consolidated financial statements. In October 2008, the FASB issued supplemental guidance relating to determining the fair value of a financial asset when the market for that asset is not active. This guidance clarifies the application of the fair value framework in cases where a market is not active. The Company considered the supplemental guidance in its determination of estimated fair values as of December 31, 2009 and 2008, and the impact was not material.

In February 2007, the FASB issued authoritative guidance permitting companies to elect to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted this guidance effective January 1, 2008, but did not apply it to any assets or liabilities and, therefore, the adoption had no effect on its consolidated financial statements.

In April 2009, the FASB issued authoritative guidance surrounding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Further, this guidance must be applied prospectively. The Company elected to adopt the guidance in the first quarter of 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance relating to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidelines which establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. The guidance also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in accumulated other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt this guidance in the first quarter of 2009. See the discussion in Note 4 Debt and Equity Securities regarding to the consolidated financial statements for the impact of adoption.

In April 2009, the SEC issued authoritative guidance surrounding other-than-temporary impairment which amended existing SEC guidance relating to other-than-temporary impairment for certain investments in debt and equity securities. The guidance maintains the SEC staff’s previous views related to equity securities, but now excludes debt securities from its scope. The Company elected to adopt this guidance in the first quarter of 2009. There was no material impact on the Company’s consolidated financial statements as a result of adopting this guidance.

In December 2007, the FASB revised authoritative guidance surrounding business combinations. The guidance retains the fundamental requirements contained in the original pronouncement. For example, the acquisition method of accounting, previously known as the purchase method, is required to be used for all business combinations and for an acquirer to be identified for each business combination. This revised guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Further, this guidance requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. This guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted this guidance on January 1, 2009 and the adoption did not have a material impact on its financial statements.

In April 2009, the FASB issued supplemental guidance surrounding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The FASB voted to carry forward the requirements under existing guidelines surrounding business combinations for acquired contingencies, which required contingencies to be recognized at fair value on the acquisition date if the fair value could be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with authoritative literature surrounding accounting for contingencies. As a result of the requirement to carry forward the accounting treatment for acquired contingencies, accounting for pre-acquisition contingencies may be an exception to the recognition and fair value measurement under authoritative guidance surrounding business combinations. Additionally, the FASB voted to change the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. The revised guidance is effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance surrounding noncontrolling interest in consolidated financial statements—an amendment to existing authoritative literature. The newly issued guidance requires recharacterizing minority interests as noncontrolling interests in addition to classifying noncontrolling interest as a component of equity. The guidance also establishes reporting requirements to provide disclosures that identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests – all other requirements are to be applied prospectively. All periods presented in these consolidated financial statements reflect the presentation and disclosure required by this guidance. All other requirements under the guidance are being applied prospectively. The Company adopted this guidance on January 1, 2009. Except for the presentation disclosure requirements required by this guidance, there was no impact on the Company’s financial statements.

In May 2009, the FASB issued authoritative guidance relating to the disclosure of subsequent events. This guidance is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted the guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance that expands the disclosures required in an employer’s financial statements about pension and other postretirement benefit plan assets. The new disclosures include more details about the categories of plan assets and information regarding fair value measurements. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the guidance in the fourth quarter of 2009 and except for the disclosure requirements, the adoption had no impact on its consolidated financial statements.

Pending Accounting Pronouncements:

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

Results of Operations

Overview

A substantial portion of the revenues for the Company’s title insurance and services segment result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing. Over one-half of the revenues in the Company’s information and outsourcing solutions and data and analytic solutions segments and approximately 19% of the revenues from the Company’s risk mitigation and business solutions segment also depend on real estate activity. The remaining portion of the information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments’ revenues are less impacted by, or are isolated from, the volatility of real estate transactions. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 40.0% in 2009 when compared with 2008, according to the Mortgage Bankers Association’s January 12, 2010 Mortgage Finance Forecast (the “MBA Forecast”). This increase was primarily due to increased refinance activity. According to the MBA Forecast, the dollar amount of refinance originations and purchase originations increased 76.6% and 1.5%, respectively, in 2009 when compared with 2008. Residential mortgage originations in the United States decreased 23.3% in 2008 when compared with 2007 according to the January 12, 2009 MBA Forecast. This decrease reflected declines in refinance originations and purchase originations of 23.1% and 23.6%, respectively.

Notwithstanding the increase in mortgage originations in 2009 over 2008, consolidated operating revenues for the Company decreased 4.8% year over year; with the financial services group decreasing 8.4% and the information solutions group increasing 3.1%. The decrease in operating revenues for the financial services group was primarily due to lower average revenues per title order closed, which reflected an increased mix of lower-premium refinance orders and a decreased mix of higher-premium commercial and resale orders, as well as the continued decline in home values. The increase in operating revenues for the information solutions group was primarily attributable to revenue growth at the information and outsourcing solutions segment due primarily to acquisition activity, market share growth and the increase in mortgage originations, offset in part by a decline in revenues at the risk mitigation and business solutions segment. This segment continues to be impacted by the downturn in domestic and international hiring, weakness in the credit markets and the overall economic slowdown.

Comparing 2008 with 2007, total operating revenues decreased 22.3%; with the financial services group decreasing 27.3% and the information solutions group decreasing 7.6%. The overall declines in mortgage originations, as well as the decline in home values, impacted the Company’s financial services group. In 2008, the information solutions group was also impacted by the decline in mortgage originations as well as difficulties in the credit and securitization markets combined with economic difficulties experienced by its customers.

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

Realized pre-tax net investment losses and other-than-temporary impairment losses for the Company in 2009 were $30.1 million; with $24.1 million recognized at the financial services group, $4.2 million at the information solutions group and $1.8 million at Corporate. Realized pre-tax net investment losses and other-than-temporary impairment losses for the Company in 2008 were $100.5 million; with $88.7 million recognized at the financial services group, $10.1 million at the information solutions group and $1.7 million at Corporate.

Total expenses for the Company, before income taxes, decreased 10.1% in 2009 from 2008 and 23.6% in 2008 from 2007. For the financial services group, the decreases were 14.4% in 2009 from 2008 and 28.7% in 2008 from 2007. For the information solutions group, expenses increased 1.4% in 2009 over 2008 and decreased 4.6% in 2008 from 2007. The Company-wide decrease for both years primarily reflected a decline in title insurance agent retention due in large part to the decline in title insurance agent revenues, reductions in employee compensation expense, primarily reflecting employee reductions, a decline in other operating expenses due to overall cost-containment programs and a reduction in interest expense. Contributing to the decrease for 2008 was a reduction in title insurance claims expense primarily due to a lower reserve strengthening adjustment recorded in 2008 as compared to 2007. Offsetting these decreases for 2008 was a $19.7 million goodwill impairment charge at the risk mitigation and business solutions segment.

Net income attributable to the Company for 2009 was $199.7 million, or $2.09 per diluted share. Net loss attributable to the Company for 2008 was $26.3 million, or $0.28 per diluted share. Net loss attributable to the Company for 2007 was $3.1 million, or $0.03 per diluted share.

The continued tightening of mortgage credit and the uncertainty in general economic conditions continue to impact the demand for many of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers in many of the segments in which the Company operates; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity.

Management expects the above mentioned conditions will continue impacting many of the Company’s lines of business. Given this outlook, the Company continues its focus on controlling costs by reducing employee counts, consolidating offices, centralizing agency and administrative functions, optimizing management structure and rationalizing its brand strategy. The Company plans to continue these efforts where appropriate. In addition, the Company will continue to scrutinize the profitability of its agency relationships, increase its offshore leverage and develop new sales opportunities. Beginning at the end of 2008, the Company initiated an effort to optimize its claims handling process through, among other things, the centralization of claims handling, enhanced corporate control over the claims process and claims process standardization.

FINANCIAL SERVICES GROUP

Title Insurance and Services

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct operating revenues	$2,031,937	$2,179,521	$2,827,166	$(147,584)	(6.8)	$(647,645)	(22.9)
Agent operating revenues	1,541,739	1,729,440	2,637,105	(187,701)	(10.9)	(907,665)	(34.4)

Operating revenues	3,573,676	3,908,961	5,464,271	(335,285)	(8.6)	(1,555,310)	(28.5)
Investment and other income	117,193	158,077	247,549	(40,884)	(25.9)	(89,472)	(36.1)
Net realized investment gains (losses) and OTTI losses recognized in earnings	(18,510)	(84,513)	(79,053)	66,003	78.1	(5,460)	(6.9)

	3,672,359	3,982,525	5,632,767	(310,166)	(7.8)	(1,650,242)	(29.3)

Expenses
Salaries and other personnel costs	1,108,177	1,265,782	1,668,237	(157,605)	(12.5)	(402,455)	(24.1)
Premiums retained by agents	1,237,566	1,374,452	2,111,798	(136,886)	(10.0)	(737,346)	(34.9)
Other operating expenses	839,329	976,527	1,192,098	(137,198)	(14.0)	(215,571)	(18.1)
Provision for policy losses and other claims	207,804	343,041	709,935	(135,237)	(39.4)	(366,894)	(51.7)
Depreciation and amortization	67,135	80,460	82,000	(13,325)	(16.6)	(1,540)	(1.9)
Premium taxes	32,138	42,000	60,944	(9,862)	(23.5)	(18,944)	(31.1)
Interest	14,795	24,907	42,567	(10,112)	(40.6)	(17,660)	(41.5)

	3,506,944	4,107,169	5,867,579	(600,225)	(14.6)	(1,760,410)	(30.0)

Income (loss) before income taxes	$165,415	$(124,644)	$(234,812)	$290,059	232.7	$110,168	46.9

Margins	4.5%	(3.1)%	(4.2)%	7.6%	243.9	1.0%	24.9

Operating revenues from direct title operations decreased 6.8% in 2009 from 2008 and 22.9% in 2008 from 2007. The decrease in 2009 from 2008 was due to a decline in average revenues per order closed, offset in part by an increase in the number of orders closed by the Company’s direct operations. The decrease in 2008 from 2007 was due to a decline in both the number of orders closed by the Company’s direct operations and in the average revenues per order closed. The average revenues per order closed were $1,352, $1,558 and $1,666 for 2009, 2008 and 2007, respectively. The Company’s direct title operations closed 1,503,300, 1,398,700 and 1,696,500 title orders during 2009, 2008 and 2007, respectively. The fluctuations in closings primarily reflected the change in mortgage origination activity. Operating revenues from agency title operations decreased 10.9% in 2009 from 2008 and 34.4% in 2008 from 2007. These decreases were primarily due to the same factors impacting direct title operations and the cancellation of certain agency relationships. Management is continuing to analyze the terms and profitability of its title agency relationships and is working to amend agent agreements to the extent possible. Amendments being sought include, among others, changing the percentage of premiums retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, management may elect to terminate certain agreements.

Total operating revenues for the title insurance segment (direct and agency operations) contributed by new acquisitions were $11.5 million, $12.5 million and $67.8 million for 2009, 2008 and 2007, respectively.

Investment and other income decreased 25.9% in 2009 from 2008 and 36.1% in 2008 from 2007. The decrease in 2009 from 2008 primarily reflected declining yields earned from the investment portfolio, a decrease in interest earned on certain escrow deposits, which reflected lower yields and lower balances, and a decrease in investment income at the Company’s trust division as a result a decline in deposits. These decreases were partially offset by an increase in the average investment portfolio balance. The decrease in 2008 from 2007 primarily reflected declining yields earned from the investment portfolio and a decrease in interest earned on certain escrow deposits, which reflected lower yields and lower balances. These decreases were partially offset by an increase in investment income at the Company’s trust division as a result of increased deposits.

Net realized investment losses and other-than-temporary impairment losses recognized in earnings for the title insurance segment totaled $18.5 million, $84.5 million and $79.1 million for 2009, 2008 and 2007, respectively. Net realized losses in 2009 primarily reflected $33.1 million in realized impairment losses on this segment’s debt and equity investment portfolio, offset in part by certain realized net investment gains, which included an $8.4 million gain on the sale of a preferred equity security. Net realized losses in 2008 were primarily driven by a $37.3 million write-down to reflect the permanent impairment of a long-term investment in a title insurance agent, a $30.3 million impairment loss on preferred securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and $7.5 million in other long-term asset permanent impairments.

The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major variable expense component is salaries and other personnel costs. This expense component is affected by two competing factors; the need to monitor personnel changes to match the level of corresponding or anticipated new orders, and the need to provide quality service.

Title insurance salaries and other personnel costs decreased 12.5% in 2009 from 2008 and 24.1% in 2008 from 2007. The decrease in 2009 from 2008 was primarily due to employee reductions, offset in part by employee separations costs, an increase in employee benefit expense due primarily to the profit-driven 401(k) match and salary expense associated with new acquisitions. The Company reduced staff by approximately 1,050 since the beginning of 2009, incurring $10.8 million in employee separation costs. The 401(k) match, which was not made by the Company in 2008, totaled $15.1 million in 2009. Salary expense associated with new acquisitions was $4.8 million. The decrease in 2008 from 2007 was attributable to employee reductions, salary reductions, the modification of bonus programs and reductions in employee benefits expense, including the profit-driven 401(k) match, offset in part by employee separation costs. The reduction in the profit-driven 401(k) match is due to the fact that the Company did not meet the requirement for a 401(k) plan match in 2008. The Company reduced staff by approximately 4,300 since the beginning of 2008, incurring approximately $23.7 million in employee separation costs.

The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,991,300, 1,960,800, and 2,401,500 orders in 2009, 2008, and 2007, respectively, representing an increase of 1.6% in 2009 over 2008 and a decrease of 18.4% in 2008 from 2007.

A summary of agent retention and agent revenues is as follows:

	2009	2008	2007
	(in thousands, except percentages)
Agent retention	$1,237,566	$1,374,452	$2,111,798

Agent revenues	$1,541,739	$1,729,440	$2,637,105

% retained by agents	80.3%	79.5%	80.1%

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

Title insurance other operating expenses (principally direct operations) decreased 14.0% in 2009 from 2008 and 18.1% in 2008 from 2007. The decrease in 2009 from 2008 was primarily due to lower occupancy costs as a result of the continued consolidation/closure of certain title offices and other cost-containment programs, offset in part by $6.3 million in other operating costs associated with new acquisitions and $4.4 million in costs associated the office consolidation/closures. The decrease in 2008 from 2007 was primarily due to a decline in title production costs associated with the decrease in business volume, lower occupancy costs as a result of the consolidation/closure of certain title offices and other cost-containment programs. Offsetting in part these decreases were $26.0 million in costs associated with office consolidation/closure and $5.0 million in other operating costs associated with new acquisitions.

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 5.8% in 2009, 8.8% in 2008 and 13.0% in 2007. The current year rate reflects an expected ultimate loss rate of 6.0% for policy year 2009, with a minor downward adjustment to the reserve for certain prior policy years. The prior year rate of 8.8% included a $78.0 million reserve strengthening adjustment. The adjustment reflected changes in estimates for ultimate losses expected, primarily from policy years 2006 and 2007. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2008, for those policy years. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2008; increases in defaults and foreclosures during 2008; and higher than expected claims emergence from lenders policies. The rate of 13.0% for 2007 included $365.9 million in reserve strengthening adjustments, which reflected changes in estimates for ultimate losses expected, primarily from policy years 2004 through 2006. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2007. There were many factors that impacted the claims emergence, including but not limited to decreases in real estate prices during 2007 and increases in defaults and foreclosures during 2007. In addition, the reserve strengthening adjustments reflected a large single fraud loss resulting from a settlement during 2007 of a claim under a closing protection letter issued during 2005. The claim involved multiple properties and the settlement amount exceeded what had been included in reserves for that type of claim, such reserves having been established based on the Company’s actuarial analysis. Since the loss was determined to be an isolated event with no future trend component, the adjustment to reserves associated with the closing protection letter only impacted 2007. The reserve strengthening adjustments made during 2007 also reflected an increase in claims emergence from a large title agent related to the geographic expansion of the agent’s business combined with changes in economic conditions. In addition, the adjustments reflected higher-than-expected claims from a recently-acquired underwriter, due to changes in the business strategy with respect to the underwriter post-acquisition combined with unfavorable external economic events. The Company continuously monitors the impact, if any, of these types of events on the Company’s reserve balances and adjusts the reserves when facts and circumstances indicate a change is warranted.

The current economic environment appears to have more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which directly affect title claims. Relevant contributing factors include general economic instability and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, economic and market conditions appear to be improving, yet significant uncertainty remains. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

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

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment may continue to have increased potential for claims on lenders’ title policies, particularly if defaults and foreclosures are at elevated levels. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. Management believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have been experiencing higher losses on mortgage loans from prior years, including loans that were originated during the past several years. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 1991-2004 are all below 6.0% and average 4.8%. By contrast, loss ratios for policy years 2005-2007 range from 7.6% to 7.8%. The major causes of the higher loss ratios for those three policy years are believed to be confined mostly to that period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratios for policy years 2009 and 2008 are 6.0% and 6.5%, respectively, which are lower than the ratios for 2005 through 2007. These projections are based in part on an assumption that more favorable underwriting conditions existed in 2008 and 2009 than in 2005-2007, including tighter loan underwriting standards and lower housing prices. Current claims data from both policy years 2008 and 2009, while still at an early stage of development, supports this assumption.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a “premium” tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s underwritten title company (noninsurance) subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance operating revenues were 0.9% for 2009 and 1.1% for 2008 and 2007.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margin was 4.5% for the year ended December 31, 2009. The pre-tax margin losses for the years ended December 31, 2008 and 2007 were 3.1% and 4.2%, respectively.

Specialty Insurance

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$269,631	$286,321	$302,822	$(16,690)	(5.8)	$(16,501)	(5.4)
Investment and other income	13,431	15,657	18,848	(2,226)	(14.2)	(3,191)	(16.9)
Net realized investment gains (losses) and OTTI losses recognized in earnings	(5,523)	(4,161)	1,770	(1,362)	(32.7)	(5,931)	(335.1)

	277,539	297,817	323,440	(20,278)	(6.8)	(25,623)	(7.9)

Expenses
Salaries and other personnel costs	54,907	56,532	60,585	(1,625)	(2.9)	(4,053)	(6.7)
Other operating expenses	44,297	49,704	50,962	(5,407)	(10.9)	(1,258)	(2.5)
Provision for policy losses and other claims	140,895	166,004	165,192	(25,109)	(15.1)	812	0.5
Depreciation and amortization	4,275	3,329	2,190	946	28.4	1,139	52.0
Premium taxes	4,346	4,366	4,776	(20)	(0.5)	(410)	(8.6)
Interest	26	23	7	3	13.0	16	228.6

	248,746	279,958	283,712	(31,212)	(11.1)	(3,754)	(1.3)

Income (loss) before income taxes	$28,793	$17,859	$39,728	$10,934	61.2	$(21,869)	(55.0)

Margins	10.4%	6.0%	12.3%	4.4%	73.0	(6.3)%	(51.2)

Specialty insurance operating revenues decreased 5.8% in 2009 from 2008 and 5.4% in 2008 from 2007. These decreases primarily reflected declines in business volume impacting both the property and casualty insurance division and the home warranty division.

Investment and other income decreased 14.2% in 2009 from 2008 and 16.9% in 2008 from 2007. These decreases primarily reflected the decreased yields earned from the investment portfolio.

Net realized investment losses and other-than-temporary impairment losses recognized in earnings for the specialty insurance segment totaled $5.5 million in 2009, compared with net realized losses of $4.2 million in 2008 and net realized gains of $1.8 million for 2007. The current year net realized losses were primarily driven by impairment losses taken on certain debt, preferred equity and common equity securities. The prior year losses were primarily due to realized losses on the sale of certain securities.

Specialty insurance salaries and other personnel costs and other operating expenses decreased 6.6% in 2009 from 2008 and 4.8% in 2008 from 2007. The decreases were primarily due to employee reductions as well as other cost-containment programs.

The provision for home warranty claims, expressed as a percentage of home warranty operating revenues, was 53.9% in 2009, 60.5% in 2008 and 53.8% in 2007. The decrease in rate in 2009 from 2008 was primarily due to a reduction in the average cost of claims. The increase in rate in 2008 over 2007 was primarily due to an increase in the severity of claims due in part to an increase in the cost of replacing air conditioners with models that met new federal guidelines related to energy efficiency.

The provision for property and casualty claims, expressed as a percentage of property and casualty operating revenues, was 49.8% in 2009, 54.3% in 2008 and 55.6% in 2007. The decrease in the rate in 2009 from 2008 was the result of a decline in seasonal winter storm and wildfire losses, as well as lower routine or core losses.

Premium taxes as a percentage of specialty insurance operating revenues were 1.6% in 2009, 1.5% in 2008 and 1.6% in 2007.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, due to the fact that a large portion are generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins were 10.4%, 6.0% and 12.3% for 2009, 2008 and 2007, respectively.

INFORMATION SOLUTIONS

Information and Outsourcing Solutions

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$838,898	$675,229	$735,562	$163,669	24.2	$(60,333)	(8.2)
Investment and other income	71,548	52,758	45,062	18,790	35.6	7,696	17.1
Net realized investment gains (losses)	(6,221)	(275)	(437)	(5,946)	NM [1]	162	37.1

	904,225	727,712	780,187	176,513	24.3	(52,475)	(6.7)

Expenses
Salaries and other personnel costs	197,250	192,688	214,685	4,562	2.4	(21,997)	(10.2)
Other operating expenses	450,546	342,232	366,775	108,314	31.6	(24,543)	(6.7)
Provision for policy losses and other claims	36,694	23,898	18,086	12,796	53.5	5,812	32.1
Depreciation and amortization	23,022	23,707	22,045	(685)	(2.9)	1,662	7.5
Interest	(6,270)	(6,228)	(5,388)	(42)	(0.7)	(840)	(15.6)

	701,242	576,297	616,203	124,945	21.7	(39,906)	(6.5)

Income (loss) before income taxes	$202,983	$151,415	$163,984	$51,568	34.1	$(12,569)	(7.7)

Margins	22.4%	20.8%	21.0%	1.6%	7.9	(0.2)%	(1.0)

(1)	Not meaningful

Information and outsourcing solutions operating revenues increased 24.2% in 2009 over 2008 and decreased 8.2% in 2008 from 2007. Total operating revenues for the information and outsourcing solutions segment contributed by new acquisitions were $88.4 million, $4.6 million and $3.7 million for 2009, 2008 and 2007, respectively. The current year acquisition related to the Company’s purchase of its partner’s membership interest in a national joint venture. The increase in revenues in 2009 over 2008 primarily reflected market share gains in many lines of business, increased volumes due to increased loan origination volumes, (primarily refinancings), and an increase in the volume of appraisal and default-related business due to the higher level of loan loss mitigation and foreclosure-related activity occurring in the market. The revenue decrease in 2008 from 2007 primarily reflected a decline in volume at the tax service, flood certification, traditional appraisal businesses due to the continued decline in mortgage originations, and revenues from the Louisiana Road Home Project, offset in part by an increase in volume for default and outsourcing services and default-related valuation products due to higher default and foreclosure activity throughout most of 2008. Also negatively impacting the revenues at the tax service business in both 2009, 2008 and 2007 were net increases in the required deferred revenue adjustment totaling $1.5 million in 2009, $1.3 million in 2008 and $1.9 million in 2007 due to the lengthening of the service period associated with that portfolio. The information and outsourcing solutions segment provides services at different stages of the loan origination cycle, with revenues from valuation and flood certifications occurring earlier in the origination cycle and with tax service revenues generally being recognized after the loan has been closed by the lender. As a result, the tax service revenues for this segment typically lag the normal loan origination cycle.

Information and outsourcing solutions investment and other income totaled $71.5 million, $52.8 million and $45.1 million for 2009, 2008 and 2007, respectively, increases of 35.6% in 2009 over 2008 and 17.1% in 2008 over 2007. The increase in investment income in 2009 over 2008 and 2008 over 2007 primarily reflects the growth in and improved results of the segment’s national joint ventures.

Information and outsourcing solutions salaries and other personnel costs increased 2.4% in 2009 over 2008 and decreased 10.2% in 2008 from 2007. Included in information and outsourcing solutions salaries and other personnel costs for 2009, 2008 and 2007 were $7.6 million, $2.5 million and $2.3 million of costs associated with new acquisitions, respectively. The increases in 2009 were primarily due to increased expenses at the appraisal, default-related and tax service businesses due to hiring at those businesses to effectively service increased volumes arising from higher levels of activity and business from new clients, as well as approximately $2.0 million of severance expense incurred during the year. The increases were offset in part by expense reduction actions taken throughout 2008 and early 2009 and continued off shoring initiatives. The decreases in 2008 were primarily due to general expense reductions in response to the decrease in business volume, including gross domestic headcount reductions in force of 8.8%, and reductions in employee benefit expenses, including bonus and the profit-driven 401(k) match offset by the benefit of the employees transferred to other segments for management reporting purposes. The reduction in the profit driven 401(k) match is due to the fact that the Company did not meet the requirement for a 401(k) plan match in 2008. These decreases were offset by increased expenses at the default-related businesses due to increased revenues at those entities under the current market conditions. Also offsetting these decreases in 2008 was an increase in severance expense of $3.1 million.

Information and outsourcing solutions other operating expenses increased 31.6% in 2009 over 2008 and decreased 6.7% in 2008 from 2007. The increase in 2009 over 2008 was primarily due to $70.3 million of costs associated with new acquisitions and higher cost of goods sold associated with the higher volume of appraisal and default-related revenues, which offset the impact of the 2008 cost savings initiatives. Excluding cost of goods sold, which increased $88.4 million in the current year, other operating expenses for the segment were up 11.9% in the current year with increased bad debt expense and other variable costs of sales offsetting the impact of the cost saving initiatives implemented by management. The decrease in 2008 from 2007 reflected general expense reductions in response to the decrease in business volume, primarily at the tax servicing, flood and appraisal-related businesses, as well as the impact of management’s cost savings initiatives, offset by increased expenses at the default-related businesses due to increased revenues at those entities resulting from the current market conditions, $2.1 million of costs associated with new acquisitions, and increased legal fees primarily associated with appraisal-related cases.

The provision for policy losses and other claims increased by 53.5% in 2009 relative to 2008, due to an increase in claims associated with the segment’s tax service outsourcing business primarily in connection with higher volumes of activity and a higher rate of claims on loans. The provision for policy losses and other claims increased by 32.1% in 2008 relative to 2007, due to a significant one-time loss associated primarily with commercial tax outsourcing, higher than usual levels of claims on traditional tax outsourcing and increases in the level of business at default-related entities (which typically carry a higher level of claims). Management continues to assess the operating effectiveness of these businesses and does not anticipate the level of increases in claims to be recurring in future years.

Many of the businesses included in the information and outsourcing solutions segment have a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decline, with default-related products providing some counter-cyclicality. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. The information and outsourcing solutions segment had pre-tax margins of 22.4%, 20.8% and 21.0%, in 2009, 2008 and 2007, respectively. The pre-tax margin in 2009 was impacted by the increase in revenues from legacy businesses, offset slightly by growth in several valuation products which have lower associated margins. The pre-tax margin in 2008 was impacted by the reduction in revenues, a shift in the revenues and the impact of the adjustments to the tax service revenue. Offsetting these factors were benefits from cost reduction efforts as well as the strength of the segment’s relationships with large, national lenders that have experienced market share growth in spite of the current market conditions.

Data and Analytic Solutions

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$526,144	$543,567	$570,497	$(17,423)	(3.2)	$(26,930)	(4.7)
Investment and other income	2,981	5,000	3,773	(2,019)	(40.4)	1,227	32.5
Net realized investment gains (losses) and OTTI losses recognized in earnings	3,317	(3,540)	56,805	6,857	193.7	(60,345)	(106.2)

	532,442	545,027	631,075	(12,585)	(2.3)	(86,048)	(13.6)

Expenses
Salaries and other personnel costs	282,342	299,766	305,268	(17,424)	(5.8)	(5,502)	(1.8)
Other operating expenses	82,535	88,917	97,752	(6,382)	(7.2)	(8,835)	(9.0)
Provision for policy losses and other claims	(1,941)	381	729	(2,322)	(609.4)	(348)	(47.7)
Depreciation and amortization	63,193	68,568	65,155	(5,375)	(7.8)	3,413	5.2
Interest	5,897	7,145	8,256	(1,248)	(17.5)	(1,111)	(13.5)

	432,026	464,777	477,160	(32,751)	(7.0)	(12,383)	(2.6)

Income (loss) before income taxes	$100,416	$80,250	$153,915	$20,166	25.1	$(73,665)	(47.9)

Margins	18.9%	14.7%	24.4%	4.1%	28.1	(9.7)%	(39.6)

Data and analytic solutions segment operating revenues decreased 3.2% and 4.7% in 2009 from 2008 and in 2008 from 2007, respectively. The decrease in 2009 from 2008 reflected declines in revenues associated with sales of property information (including custom fulfillment projects) and Multiple Listing Service (“MLS”) software products which were down relative to the prior year. These decreases were primarily due to the impact of market conditions on mortgage banking and real estate clients. In addition, the segment’s revenues were impacted by the consolidation of several large clients. These decreases were offset in part by increased demand for title and document products due to improved loan origination activity, primarily refinancings. The decrease in 2008 from 2007 was primarily due to the effects of the continued slowdown in mortgage originations and the ongoing tightening of the credit markets. These conditions have resulted in a decrease for many of the segment’s traditional loan origination related products, a decrease in mortgage securitization risk analytics, and a drop in the demand for some of the mortgage analytic product offerings; these decreases were offset in part by growth in securities analytics and risk mitigation, custom and licensing product revenues.

Data and analytic solutions investment and other income totaled $3.0 million, $5.0 million and $3.8 million for 2009, 2008 and 2007, respectively, a decrease of 40.4% in 2009 from 2008 and an increase of 32.5% in 2008 over 2007.

Data and analytic solutions net realized investment gains totaled $3.3 million in 2009, net realized investment losses totaled $3.5 million in 2008 and net realized investment gains totaled $56.8 million in 2007. The net realized investment gain during 2009 reflects gains on sales of investment securities during the year offset by an other-than-temporary impairment loss recognized in earnings of $1.8 million on this segment’s debt and equity investment portfolio. The net realized investment loss during 2008 reflects a $3.6 million investment loss related to a decline in value of Fannie Mae and Freddie Mac securities. The net realized investment gain in 2007 included a $77.1 million realized gain resulting from the combination of the Company’s RES division with CoreLogic Systems, Inc. Offsetting in part the 2007 realized gains were realized investment losses of $22.2 million consisting of impairment losses related to the permanent impairment of certain unconsolidated affiliates.

Data and analytic solutions salaries and other personnel costs decreased 5.8% in 2009 from 2008 and decreased 1.8% in 2008 from 2007. The decrease in salaries and other personnel costs in 2009 from 2008 was primarily driven by a 6.5% decrease in domestic headcount relative to the prior year due to management’s cost containment initiatives implemented in 2008 and 2009. The decrease of salaries and other personnel costs in 2008 from 2007 was primarily due to general expense reductions in response to the decrease in business volume, including gross domestic headcount reductions in force of 12.8%, and reductions in employee benefit expenses, including bonus and the profit-driven 401(k) match. The reduction in the profit driven 401(k) match is due to the fact that the Company did not meet the requirement for a 401(k) plan match. Offsetting this decrease was an increase in severance expense of $5.3 million.

Data and analytic solutions other operating expenses decreased 7.2% in 2009 from 2008 and decreased 9.0% in 2008 from 2007. When comparing 2009 to 2008, the improvements generated by management’s cost containment initiatives were offset in part by increased foreign currency translation adjustments related to the India operations and a higher level bad debt expense due to the current economic environment. Offsetting the decrease in 2008 were increases in restructuring costs totaling $6.7 million.

Many of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decline. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue. Pre-tax margins were 18.9%, 14.7% and 24.4%, for 2009, 2008, and 2007, respectively. The impact of the lower revenues was offset by the impact of cost savings initiatives implemented in 2008 and 2009, resulting in the improved margins in 2009 relative to 2008. The lower revenues, combined with the high level of fixed costs, primarily drove the decrease in 2008 from 2007; the impact of these items was offset by the impact of the cost cutting initiatives implemented by management. If the impact of the gain recognized in connection with the acquisition of CoreLogic Systems, Inc. had been excluded, margins for 2007 would have been 13.9%.

Risk Mitigation and Business Solutions

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$695,067	$779,109	$856,542	$(84,042)	(10.8)	$(77,433)	(9.0)
Investment and other income	11,700	9,422	10,947	2,278	24.2	(1,525)	(13.9)
Net realized investment gains (losses)	(1,330)	(6,257)	117,237	4,927	78.7	(123,494)	(105.3)

	705,437	782,274	984,726	(76,837)	(9.8)	(202,452)	(20.6)

Expenses
Salaries and other personnel costs	206,015	246,396	275,918	(40,381)	(16.4)	(29,522)	(10.7)
Other operating expenses	401,598	405,582	421,994	(3,984)	(1.0)	(16,412)	(3.9)
Provision for policy losses and other claims	—	—	3	—	—	(3)	(100.0)
Depreciation and amortization	43,441	64,756	43,182	(21,315)	(32.9)	21,574	50.0
Interest	842	2,548	10,638	(1,706)	(67.0)	(8,090)	(76.0)

	651,896	719,282	751,735	(67,386)	(9.4)	(32,453)	(4.3)

Income (loss) before income taxes	$53,541	$62,992	$232,991	$(9,451)	(15.0)	$(169,999)	(73.0)

Margins	7.6%	8.1%	23.7%	(0.5)%	(5.7)	(15.6)%	(66.0)

Risk mitigation and business solutions operating revenues decreased 10.8% in 2009 from 2008 and decreased 9.0% in 2008 from 2007; new acquisitions contributed $0.3 million and $5.8 million of operating revenues in 2009 and 2008, respectively. The overall decrease in operating revenue in 2009 is directly related to the downturn in domestic and international hiring, weakness in the credit markets, and overall economic slowdown, which lead to declines in revenues in the credit, employer, multi-family and investigative/ litigation support lines of business. These declines were offset to an extent by increased revenues in 2009 in the segment’s lead generation business. The 2008 decreases in revenue were due to the downturn in domestic hiring, the decline in the mortgage industry, weakness in the credit markets, and the overall economic slowdown.

Risk mitigation and business solutions investment and other income totaled $11.7 million, $9.4 million and $10.9 million for 2009, 2008 and 2007, respectively, an increase of 24.2% in 2009 over 2008 and a decrease of 13.9% in 2008 from 2007.

Risk mitigation and business solutions net realized investment losses totaled $1.3 million and $6.3 million in 2009 and 2008, respectively, and net realized gains totaled $117.2 million in 2007. The high level of losses in 2008 were mainly attributed to the segment’s loss on sale of discontinued operations which were disposed of in 2008. The 2007 total included $117.8 million of realized gains resulting from the sale of a portion of its DealerTrack Holdings, Inc. investment and its sale of the US SEARCH subsidiary.

Risk mitigation and business solutions salaries and other personnel costs decreased 16.4% in 2009 from 2008 and decreased 10.7% in 2008 from 2007. The overall decrease in 2009 in salaries and other personnel costs was attributed to strategic reductions in employees, office consolidations, a decline in compensation related to revenue and profitability and a reduction in 401(k) match expense. The impact of these cost savings initiatives was offset in 2009 by $9.1 million of expense associated with accelerated vesting of stock-based compensation due to the buy-in of the remaining noncontrolling interest in First Advantage during the fourth quarter of 2009 and $1.9 million of severance expense incurred during the year. Excluding acquisition activity, risk mitigation and business solutions salaries and other personnel costs decreased $31.8 million, or 11.5% for 2008 from 2007. Risk mitigation and business solutions incurred $3.5 million of severance expense in 2008. Severance and acquisition related increases were offset by a decrease in salaries and other personnel costs due to the reduction in production volumes in 2008, domestic headcount reductions in force of 13.2%, lower share-based compensation in 2008 and the $8.0 million of severance included in the 2007 results related to the departure of the former chief executive officer.

Risk mitigation and business solutions other operating expenses decreased 1.0% in 2009 from 2008 and decreased 3.9% in 2008 from 2007. Excluding other operating expenses of $2.0 million associated with new acquisitions for 2008, other operating expenses for risk mitigation and business solutions decreased 4.4% in 2008 from 2007. The overall decrease in other operating expenses was primarily attributed to office consolidations and general cost reduction measures. Offsetting these improvements were higher cost of goods sold related to higher revenues in the lead generation business and bad debt expense associated with the lead generation business and $4.3 million of transaction costs related to the buy-in of the remaining noncontrolling interest in First Advantage during the fourth quarter of 2009. Excluding cost of goods sold, which increased $6.2 million in the current year and transaction costs, other operating expenses were down $14.4 million, or 11.7% in the current year. For 2008, the decreases are due to a decrease in temporary labor, leased equipment, marketing, and office expenses related to the overall initiative to reduce costs.

Risk mitigation and business solutions depreciation and amortization decreased by 32.9% in 2009 from 2008 and increased by 50.0% in 2008 over 2007. The decrease in 2009 relative to 2008 was due to the fact that there was no significant impairment charges recorded in 2009 similar to those recorded in 2008. The 2008 increase is primarily due to a goodwill impairment charge of $19.7 million related to the data services reporting unit. The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million in the data services reporting unit in the fourth quarter based primarily upon diminished earnings and cash flow expectations for the lead generation business and lower residual valuation multiples existing in the then present market conditions. Additionally, approximately $0.9 million was recorded related to asset write-downs and $1.6 million related to identifiable intangible assets write-downs for office consolidations.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins were 7.6%, 8.1% and 23.7%, for 2009, 2008 and 2007, respectively. Excluding the transaction related costs in 2009, the pre-tax margins would have been 8.2%, excluding the goodwill impairment charge in 2008, the pre-tax margins for the segment would have been 10.6% and excluding the realized gains in 2007, pre-tax margins for the segment would have been 13.3%.

Corporate

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Investment and other income	$5,749	$698	$(2,395)	$5,051	723.6	$3,093	129.1
Gain on stock issued by a subsidiary	—	1,325	9,426	(1,325)	(100.0)	(8,101)	(85.9)
Net realized investment gains (losses)	(1,826)	(1,750)	(30,654)	(76)	(4.3)	28,904	94.3

	3,923	273	(23,623)	3,650	NM [1]	23,896	101.2

Expenses
Salaries and other personnel costs	39,375	39,592	78,858	(217)	(0.5)	(39,266)	(49.8)
Other operating expenses	20,491	30,157	45,627	(9,666)	(32.1)	(15,470)	(33.9)
Depreciation and amortization	19,081	22,125	17,767	(3,044)	(13.8)	4,358	24.5
Interest	52,327	52,060	37,868	267	0.5	14,192	37.5

	131,274	143,934	180,120	(12,660)	(8.8)	(36,186)	(20.1)

Income (loss) before income taxes	$(127,351)	$(143,661)	$(203,743)	$16,310	11.4	$60,082	29.5

(1)	Not meaningful

Gain on stock issued by a subsidiary represents realized gains relating to the issuance of shares by First Advantage.

Net realized investment losses for 2007 included $35.0 million of impairment losses primarily related to the permanent impairment of certain unconsolidated affiliates.

Corporate salaries and other personnel costs decreased 0.5% in 2009 from 2008 and decreased 49.8% in 2008 from 2007. The decrease in 2009 from 2008 was primarily due to changes in technology initiatives and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company. These decreases were offset by severance of $5.8 million in 2009. The decrease in 2008 from 2007 was primarily due to changes in technology initiatives, salary reductions, employee reductions and the impact of other corporate-wide cost saving initiatives that have been implemented by the Company. Contributing to the reduction in 2008 from 2007 was a decrease in employee benefit and retirement costs.

Corporate other operating expenses decreased 32.1% in 2009 from 2008 and 33.9% in 2008 from 2007. These decreases were primarily due to cost reductions.

Interest expense increased 0.5% in 2009 over 2008 and 37.5% in 2008 over 2007. Interest expense includes interest associated with inter-company notes issued to the home warranty business (a component of the specialty insurance segment) and the title insurance business. These amounts totaled $10.8 million, $8.9 million and $2.9 million for 2009, 2008 and 2007, respectively. Excluding inter-company interest expense, corporate interest expense increased in 2008 relative to 2007 due to incremental draws on the Company’s credit facility. The inter-company interest expense at the corporate level and related interest income which is included in the title insurance and specialty insurance segments are eliminated in the consolidated financial statements.

Eliminations

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Operating revenues	$(112,112)	$(112,539)	$(102,475)	$427	0.4	$(10,064)	(9.8)
Investment and other income	(11,036)	(9,331)	(3,714)	(1,705)	(18.3)	(5,617)	(151.2)

	(123,148)	(121,870)	(106,189)	(1,278)	(1.0)	(15,681)	(14.8)

Expenses
Other operating expenses	(112,068)	(112,539)	(102,475)	471	0.4	(10,064)	(9.8)
Depreciation and amortization	(225)	—	—	(225)	—	—	—
Interest	(10,855)	(9,331)	(3,714)	(1,524)	(16.3)	(5,617)	(151.2)

	(123,148)	(121,870)	(106,189)	(1,278)	(1.0)	(15,681)	(14.8)

Income (loss) before income taxes	$—	$—	$—	$—	—	$—	—

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2009	2008	2007
	(in thousands)
Taxes calculated at federal rate	$148,327	$15,474	$53,222
State taxes, net of federal benefit	14,292	13,792	12,635
Foreign taxes in excess of (less than) federal rate	12,967	(450)	(2,077)
Exclusion of certain meals and entertainment expenses	3,162	4,494	5,981
Goodwill impairment	—	6,778	—
Dividends received deduction	(2,056)	(1,846)	(1,288)
Change in liability for income taxes associated with uncertain tax positions	(8,206)	(9,961)	8,892
Tax effect of noncontrolling interests	(17,875)	(13,446)	(23,230)
Other items, net	4,010	1,011	(10,446)

	$154,621	$15,846	$43,689

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 36.5% for 2009, 35.8% for 2008 and 28.7% for 2007. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The absolute differences in the effective tax rates for 2009 and 2008 were primarily due to changes in the ratio of permanent differences to income before income taxes and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to uncertain tax positions were released during the year based on changes in facts and circumstances associated with the related tax uncertainty. The changes in the liability for income taxes associated with uncertain tax positions in 2009 and 2008 relate primarily to statutes of limitation closures and a foreign transfer pricing matter impacted by recent administrative and judicial developments, respectively. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through December 31, 2009. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations. A large portion of the Company’s income attributed to noncontrolling interests is related to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to noncontrolling interests.

Net income and net income (loss) attributable to the Company

Net income (loss) and per share information are summarized as follows (see Note 15 Earnings (Loss) Per Share to the consolidated financial statements):

	2009	2008	2007
	(in thousands, except per share amounts)
Net income	$269,176	$28,365	$108,374
Less: Net income attributable to noncontrolling interests	69,525	54,685	111,493

Net income (loss) attributable to the Company	$199,651	$(26,320)	$(3,119)

Per share of common stock:
Net income (loss) attributable to the Company:
Basic	$2.11	$(0.28)	$(0.03)

Diluted	$2.09	$(0.28)	$(0.03)

Weighted-average shares:
Basic	94,551	92,516	94,649

Diluted	95,478	92,516	94,649

Net income attributable to noncontrolling interests increased $14.8 million in 2009 over 2008 and decreased $56.8 million in 2008 from 2007. Net income attributable to noncontrolling interests typically fluctuates proportionately with the relative changes in the profits of FARES, which includes certain companies in the Company’s information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $487.8 million, $76.8 million and $659.6 million for 2009, 2008, and 2007, respectively, after net claim payments of $497.8 million, $502.1 million, and $487.7 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three years ended December 31, 2009 were for acquisitions (including the acquisition of noncontrolling interests), additions to the investment portfolio, capital expenditures, dividends, distributions to noncontrolling shareholders and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from draws on the Company’s credit facility and proceeds from the sales and maturities of certain marketable and other long-term investments. The net effect of all activities on total cash and cash equivalents was an increase of $47.5 million for 2009 and decreases of $227.6 million and $242.3 million for 2008 and 2007, respectively.

Notes and contracts payable, as a percentage of total capitalization (FAC stockholders’ equity, noncontrolling interests and redeemable noncontrolling interests), was 19.7% as of December 31, 2009, as compared with 22.2% as of the prior year end. This decrease was primarily attributable to the decrease in debt levels during the year and the increase in equity due to profitability and issuance of shares for the purchase of noncontrolling interests. Notes and contracts payable are more fully described in Note 11 Notes and Contracts Payable to the consolidated financial statements.

In November 2005, the Company amended its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. In July 2007, the credit agreement was further amended to extend the expiration date to July 2012. In November 2009, the credit agreement was again amended to allow for the acquisition of the remaining noncontrolling interest in First Advantage. Under the credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit had a balance due of $340.0 million at December 31, 2009. At December 31, 2009, the Company is in compliance with the debt covenants under the amended and restated credit agreement.

First Advantage had one bank credit agreement which was terminated upon consummation of the buy-in transaction in the fourth quarter of 2009. This agreement provided for a $225.0 million revolving line of credit and was collateralized by the stock and accounts receivable of First Advantage’s subsidiaries. The line of credit was to remain in effect until September 2010. Under the terms of the credit agreement, First Advantage was required to satisfy certain financial requirements. At December 31, 2008, First Advantage was in compliance with the financial covenants of its loan agreement except for the consolidated to fixed charge coverage ratio for the quarter ended December 31, 2008. Compliance with this covenant was waived by the required lenders.

In December 2007, First American CoreLogic entered into a $100.0 million secured financing arrangement with Banc of America Leasing & Capital, LLC. Borrowings under the arrangement are secured by the capitalized software and data of First American CoreLogic and are guaranteed by FARES. The outstanding balance at December 31, 2009 totaled $64.2 million.

As of December 31, 2009, the Company’s debt and equity investment securities portfolio consists of approximately 96% of fixed income securities. As of that date, over 83% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 95% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s (“S&P”) and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio currently in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments). Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
December 31, 2009
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	99.2%	0.8%	0.0%
Foreign bonds	100.0%	0.0%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed and asset-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	11.3%	7.5%	81.2%
Corporate debt securities	90.1%	4.9%	5.0%
Preferred stock	0.0%	8.1%	91.9%

	92.7%	0.9%	6.4%

Approximately 35% of the Company’s municipal bonds portfolio has third party insurance in effect.

The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and credit ratings. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

(in thousands, except percentages and number of securities)	Amortized Cost	Estimated Fair Value	Number of Securities	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	$7,615	$2,558	1	0.0%	0.0%	100.0%
2006	44,789	25,458	11	0.0%	0.5%	99.5%
2005	13,967	10,292	9	37.2%	49.5%	13.3%
2003	941	853	4	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	25,483	18,509	2	0.0%	0.0%	100.0%
Non-agency asset-backed securities	4,600	3,754	5	100.0%	0.0%	0.0%

	$97,395	$61,424	32	11.0%	7.3%	81.7%

As of December 31, 2009, eleven non-agency mortgage-backed and asset-backed securities with an amortized cost of $30.8 million and an estimated fair value of $19.9 million were on negative credit watch by S&P or Moody’s.

The Company assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at December 31, 2009. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults, and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of the Company’s securities data and market analytic tools. Based on this analysis, the Company recognized total other-than-temporary impairments of $50.6 million associated with non-agency mortgage-backed and asset-backed securities for the year ended December 31, 2009. $19.7 million of other-than-temporary impairments were considered to be credit related, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis, and were recognized in earnings for the year ended December 31, 2009 and the remaining $30.9 million of other-than-temporary impairment losses were considered to be related to factors other than credit and were recognized in accumulated other comprehensive loss for the year ended December 31, 2009.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and the obligations and cash requirements of its holding company for at least the next twelve months. Prior to the spin-off transaction, the Company expects to continue its policy of paying regular quarterly cash dividends. Following the consummation of the spin-off transaction, the financial services company is expected to pay approximately $24.0 million per year in dividends to holders of its common stock. However, the amount of the dividend, if any, depends on the earnings, financial condition and capital requirements of the financial services company at that time. The information solutions company is not expected to pay a dividend following the transaction.

Off-balance sheet arrangements and contractual obligations.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $2.9 billion and $3.8 billion at

December 31, 2009 and 2008, respectively, of which $0.9 billion and $1.04 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets, with $794.3 million and $909.3 million included in debt and equity securities at December 31, 2009, and 2008, respectively, and $70.6 million and $135.2 million included in cash and cash equivalents at December 31, 2009 and 2008, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion and $3.4 billion at December 31, 2009 and 2008, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $385.0 million and $553.1 million at December 31, 2009 and 2008, respectively, of which $186.1 million and $173.9 million at December 31, 2009 and 2008, respectively, were held at the First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying consolidated balance sheets, in cash and cash equivalents with offsetting liabilities included in demand deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under U.S. generally accepted accounting principles (“GAAP”) and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

A summary, by due date, of the Company’s total contractual obligations at December 31, 2009, is as follows:

	Notes and contracts payable	Interest on notes and contracts payable	Operating leases	Claim losses	Deferrable interest subordinated notes	Total
	(in thousands)
2010	$73,052	$38,950	$153,512	$346,821	$—	$612,335
2011	43,146	35,389	115,701	195,279	—	389,515
2012	372,140	22,548	81,778	149,600	100,000	726,066
2013	5,900	18,610	56,702	113,577	—	194,789
2014	161,672	13,941	37,857	84,724	—	298,194
Later years	135,173	124,485	65,169	365,087	—	689,914

	$791,083	$253,923	$510,719	$1,255,088	$100,000	$2,910,813

The timing of claim payments is estimated and are not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for its uncertain tax positions will increase or decrease over time; therefore the liability of $21.4 million has not been included in the contractual obligations table (see Note 14 Income Taxes to the consolidated financial statements).

Pursuant to various insurance and other regulations, the maximum amount of dividends, loans and advances available to the Company in 2010 from its insurance subsidiaries is $258.0 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations. See Note 3 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements.

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. On January 15, 2008, the Board of Directors authorized an additional $300 million of repurchase capacity. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. Between inception of the plan and December 31, 2007, the Company had repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. The Company did not repurchase any shares in 2009 and 2008.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has exposure to market risk related to interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage the perceived risk. However, it does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loans
Book Value	$124,553						$124,553	$124,553
Average Interest Rate	1.39%							100.0%
Debt Securities
Book Value	$105,022	59,116	149,016	127,645	134,523	1,315,024	$1,890,346	$1,868,413
Average Interest Rate	1.84%	5.24%	3.08%	3.07%	3.52%	2.81%		98.8%
Loans Receivable
Book Value	$43	3,111	3,221	2,260	2,808	153,385	$164,828	$165,130
Average Interest Rate	3.00%	7.35%	7.52%	6.95%	6.26%	6.67%		100.2%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$670,308						$670,308	$670,308
Average Interest Rate	0.61%							100.0%
Variable Rate Demand Deposits
Book Value	$215,031						$215,031	$215,031
Average Interest Rate	0.33%							100.0%
Fixed Rate Demand Deposits
Book Value	$27,829	9,896	5,238	616	2,035		$45,614	$46,249
Average Interest Rate	3.10%	3.10%	4.05%	3.92%	3.17%			101.4%
Notes and Contracts Payable
Book Value	$73,052	43,146	372,140	5,900	161,672	135,173	$791,083	$747,711
Average Interest Rate	4.54%	4.47%	3.75%	6.17%	6.19%	7.13%		94.5%
Deferrable Interest Subordinates Notes
Book Value			$100,000				$100,000	$108,992
Average Interest Rate			8.50%					109.0%

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. At December 31, 2009, the Company had equity securities with a cost of $75.6 million and fair value of $99.2 million. The Company currently manages the equity price risk through the investment committee process.

Foreign Currency Risk

Although the Company has exchange rate risk for its operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations. The Company does not hedge any of its foreign exchange risk.

Credit Risk

The Company’s corporate, municipal, foreign, non-agency mortgage-backed and asset-backed and, to a lesser extent, its agency securities are subject to credit risk. The Company manages its credit risk through diversification and concentration limits by asset type as established by its investment committee.

The Company’s non-agency mortgage-backed and asset-backed securities credit risk is analyzed by monitoring servicer reports and through utilization of sophisticated cash flow models to measure the underlying collateral pools. The Company performed a sensitivity analysis on the estimated investment losses on its non-agency mortgage-backed and asset-backed securities portfolio assuming a hypothetical 20% increase in credit losses on the underlying pools of mortgages or other assets. At December 31, 2009, such an increase in credit losses would result in an approximate decline in cash flows on the non-agency portfolio of 3.7%. Actual results could vary from the estimated results of the sensitivity analysis.

The Company holds a large concentration in US government agency securities, including agency mortgage-backed securities. In the event of discontinued US government support of its agencies, material credit risk could be observed in the portfolio. The Company views that scenario unlikely but possible.

The Company’s overall investment securities portfolio maintains an average credit quality of AA.

Item 8.    Financial Statements and Supplementary Data

Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted either because they would not constitute a significant subsidiary or, as it relates to the 2008 financial statements, because the Company has received a waiver from the Securities and Exchange Commission with respect thereto.

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The First American Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The First American Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests and other-than-temporary impairments of debt securities in 2009.

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

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

March 1, 2010

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31
	2009	2008
ASSETS
Cash and cash equivalents	$982,448	$934,945
Accounts and accrued income receivable, less allowances ($66,724 and $71,871)	491,539	558,946
Income taxes receivable	97,989	61,678
Investments:
Deposits with savings and loan associations and banks	124,553	182,117
Debt securities	1,868,413	1,718,320
Equity securities	99,167	110,126
Other long-term investments	374,862	371,157

	2,466,995	2,381,720

Loans receivable, net	161,897	151,692
Property and equipment, net	591,782	665,305
Title plants and other indexes	692,359	685,090
Deferred income taxes	13,255	149,473
Goodwill	2,617,577	2,594,738
Other intangible assets, net	257,526	298,411
Other assets	349,730	326,072

	$8,723,097	$8,808,070

LIABILITIES AND EQUITY
Demand deposits	$1,153,574	$1,298,221
Accounts payable and accrued liabilities:
Accounts payable	109,653	119,234
Salaries and other personnel costs	216,277	197,335
Pension costs and other retirement plans	478,587	434,641
Other	280,514	320,898

	1,085,031	1,072,108

Deferred revenue	710,217	728,844
Reserve for known and incurred but not reported claims	1,255,088	1,355,392
Notes and contracts payable	791,083	868,274
Deferrable interest subordinated notes	100,000	100,000

Total liabilities	5,094,993	5,422,839

Commitments and contingencies
Redeemable noncontrolling interests	458,847	—
The First American Corporation (“FAC”) stockholders’ equity:
Preferred stock, $1 par value
Authorized—500 shares; Outstanding—None
Common stock, $1 par value
Authorized—180,000 shares; Outstanding—103,283 and 92,963 shares	103,283	92,963
Additional paid-in capital	1,001,305	801,228
Retained earnings	2,217,505	2,099,654
Accumulated other comprehensive loss	(167,798)	(296,195)

Total FAC stockholders’ equity	3,154,295	2,697,650
Noncontrolling interests	14,962	687,581

Total equity	3,169,257	3,385,231

	$8,723,097	$8,808,070

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2009	2008	2007
Revenues:
Operating revenues	$5,791,304	$6,080,648	$7,827,219
Investment and other income	211,566	232,281	320,070
Gain on stock issued by subsidiary	—	1,325	9,426
Net realized investment gains (losses)	11,644	(64,325)	65,668
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	(21,992)	(35,412)	—
Total OTTI losses on debt securities	(50,639)	(759)	—
Portion of OTTI losses on debt securities recognized in other comprehensive loss	30,894	—	—

	(41,737)	(36,171)	—

	5,972,777	6,213,758	8,222,383

Expenses:
Salaries and other personnel costs	1,888,066	2,100,756	2,603,551
Premiums retained by agents	1,237,566	1,374,452	2,111,798
Other operating expenses	1,726,728	1,780,580	2,072,733
Provision for title losses and other claims	383,452	533,324	893,945
Depreciation and amortization	219,922	262,945	232,339
Premium taxes	36,484	46,366	65,720
Interest	56,762	71,124	90,234

	5,548,980	6,169,547	8,070,320

Income before income taxes	423,797	44,211	152,063
Income taxes	154,621	15,846	43,689

Net income	269,176	28,365	108,374
Less: Net income attributable to noncontrolling interests	69,525	54,685	111,493

Net income (loss) attributable to FAC	$199,651	$(26,320)	$(3,119)

Net income (loss) per share attributable to FAC stockholders:
Basic	$2.11	$(0.28)	$(0.03)

Diluted	$2.09	$(0.28)	$(0.03)

Weighted-average common shares outstanding:
Basic	94,551	92,516	94,649

Diluted	95,478	92,516	94,649

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31
	2009	2008	2007
Net income	$269,176	$28,365	$108,374

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	62,283	(113,885)	42,600
Unrealized gain on securities for which credit-related portion was recognized in earnings	12,111	—	—
Foreign currency translation adjustment	36,886	(54,676)	15,781
Pension benefit adjustment	21,016	(57,675)	41,170

Total other comprehensive income (loss), net of tax	132,296	(226,236)	99,551

Comprehensive income (loss)	401,472	(197,871)	207,925
Less: Comprehensive income attributable to noncontrolling interests	73,424	39,484	121,148

Comprehensive income (loss) attributable to FAC	$328,048	$(237,355)	$86,777

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Total
Balance at December 31, 2006	96,484	$96,484	$983,421	$2,297,432	$(175,056)	$511,821	$3,714,102
Net loss for 2007	—	—	—	(3,119)	—	111,493	108,374
Dividends on common shares	—	—	—	(82,833)	—	—	(82,833)
Purchase of Company shares	(6,648)	(6,648)	(299,304)	—	—	—	(305,952)
Shares issued in connection with company acquisitions	19	19	627	—	—	—	646
Shares issued in connection with restricted stock unit, option and benefit plans	1,975	1,975	59,211	—	—	—	61,186
Share-based compensation expense	—	—	18,679	—	—	—	18,679
Restricted stock unit dividend equivalents	—	—	100	(100)	—	—	—
Dividends paid deduction	—	—	—	2,720	—	—	2,720
Adjustment to adopt accounting guidance for uncertain income tax positions	—	—	—	(8,106)	—	—	(8,106)
Sale of subsidiary shares to / other increases in noncontrolling interests	—	—	—	—	—	130,480	130,480
Purchase of subsidiary shares from / other decreases in noncontrolling interests	—	—	—	—	—	(24,176)	(24,176)
Contributions from noncontrolling interests	—	—	—	—	—	19,037	19,037
Distributions to noncontrolling interests	—	—	—	—	—	(72,976)	(72,976)
Other comprehensive income (Note 22)	—	—	—	—	89,896	9,655	99,551

Balance at December 31, 2007	91,830	91,830	762,734	2,205,994	(85,160)	685,334	3,660,732
Net loss for 2008	—	—	—	(26,320)	—	54,685	28,365
Dividends on common shares	—	—	—	(81,542)	—	—	(81,542)
Shares issued in connection with company acquisitions	125	125	3,463	—	—	—	3,588
Shares issued in connection with restricted stock unit, option and benefit plans	1,008	1,008	19,745	—	—	—	20,753
Share-based compensation expense	—	—	14,479	—	—	—	14,479
Restricted stock unit dividend equivalents	—	—	807	(807)	—	—	—
Dividends paid deduction	—	—	—	2,329	—	—	2,329
Sale of subsidiary shares to / other increases in noncontrolling interests	—	—	—	—	—	30,006	30,006
Purchase of subsidiary shares from / other decreases in noncontrolling interests	—	—	—	—	—	(31,241)	(31,241)
Distributions to noncontrolling interests	—	—	—	—	—	(36,002)	(36,002)
Other comprehensive loss (Note 22)	—	—	—	—	(211,035)	(15,201)	(226,236)

Balance at December 31, 2008	92,963	92,963	801,228	2,099,654	(296,195)	687,581	3,385,231
Net income for 2009	—	—	—	199,651	—	69,525	269,176
Dividends on common shares	—	—	—	(84,349)	—	—	(84,349)
Shares issued in connection with company acquisitions(Note 24)	9,497	9,497	301,767	—	—	—	311,264
Shares issued in connection with restricted stock unit, option and benefit plans	823	823	11,778	—	—	—	12,601
Share-based compensation expense	—	—	24,067	—	—	—	24,067
Restricted stock unit dividend equivalents	—	—	1,146	(1,146)	—	—	—
Dividends paid deduction	—	—	—	3,695	—	—	3,695
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	(332,964)	(332,964)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	—	—	(12,798)	—	—	(384,523)	(397,321)
Sale of subsidiary shares to / other increases in noncontrolling interests	—	—	—	—	—	12,347	12,347
Distributions to noncontrolling interests	—	—	—	—	—	(40,903)	(40,903)
Adjust redeemable noncontrolling interests to redemption value	—	—	(125,883)	—	—	—	(125,883)
Other comprehensive income (Note 22)	—	—	—	—	128,397	3,899	132,296

Balance at December 31, 2009	103,283	$103,283	$1,001,305	$2,217,505	$(167,798)	$14,962	$3,169,257

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$269,176	$28,365	$108,374
Adjustments to reconcile net income to cash provided by operating activities:
Provision for title losses and other claims	383,452	533,324	893,945
Depreciation and amortization	219,922	262,945	232,339
Net realized investment (gains) losses	(11,644)	64,325	(65,668)
Net OTTI losses recognized in earnings	41,737	36,171	—
Gain on stock issued by subsidiary	—	(1,325)	(9,426)
Share-based compensation expense	40,866	25,026	43,407
Equity in earnings of affiliates	(91,389)	(44,762)	(47,708)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(497,779)	(502,098)	(487,665)
Net change in income tax accounts	79,666	(65,094)	(95,479)
Decrease (increase) in accounts and accrued income receivable	73,121	(2,056)	12,455
Increase (decrease) in accounts payable and accrued liabilities	34,053	(175,950)	32,308
Decrease in deferred revenue	(18,627)	(27,359)	(8,082)
Other, net	(34,752)	(54,745)	50,809

Cash provided by operating activities	487,802	76,767	659,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of company acquisitions/dispositions	(51,546)	(125,855)	(345,847)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(53,439)	(31,241)	(24,176)
Sale of subsidiary shares to / other increases in noncontrolling interests	12,347	30,006	130,480
Increase in deposits with banks	(20,146,612)	(18,312,457)	(10,255,327)
Decrease in deposits with banks	20,211,637	18,329,075	10,169,147
Purchases of debt and equity securities	(953,259)	(913,382)	(672,264)
Proceeds from sales of debt and equity securities	427,407	200,507	176,047
Proceeds from maturities of debt securities	491,493	198,084	289,378
Dividends from equity method investments	93,483	69,361	60,405
Net (increase) decrease in other long-term investments	(10,310)	17,727	195,600
Origination and purchases of loans and participations	(23,729)	(45,096)	(37,066)
Decrease in loans receivable after originations and others	13,524	10,155	21,956
Capital expenditures	(88,408)	(145,304)	(229,108)
Purchases of capitalized data	(28,904)	(32,239)	(25,319)
Proceeds from sale of property and equipment	14,833	23,626	57,699

Cash used for investing activities	(91,483)	(727,033)	(488,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits	(144,651)	554,536	(62,641)
Proceeds from issuance of debt	58,960	300,253	497,016
Repayment of debt	(154,598)	(336,920)	(465,881)
Purchase of Company shares	—	—	(305,952)
Proceeds from exercise of stock options	8,787	14,357	42,189
Proceeds from issuance of stock to employee benefit plans	4,875	6,394	8,568
Contributions from noncontrolling interests	—	—	19,037
Distributions to noncontrolling interests	(40,903)	(36,002)	(72,976)
Excess tax benefits from share-based compensation	768	1,315	7,103
Cash dividends	(82,054)	(81,291)	(79,992)

Cash (used for) provided by financing activities	(348,816)	422,642	(413,529)

Net increase (decrease) in cash and cash equivalents	47,503	(227,624)	(242,315)
Cash and cash equivalents—Beginning of year	934,945	1,162,569	1,404,884

Cash and cash equivalents—End of year	$982,448	$934,945	$1,162,569

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$58,937	$73,732	$65,419
Premium taxes	$33,713	$56,717	$67,524
Income taxes, net	$79,470	$86,341	$150,139
Noncash operating, investing and financing activities:
Company acquisitions in exchange for common stock	$311,264	$3,588	$647
Liabilities assumed in connection with company acquisitions	$6,260	$5,445	$146,955
Impact of adoption of accounting guidance for uncertain income tax positions	$—	$—	$78,734
Exchange of net assets for interest in unconsolidated affiliate	$—	$—	$39,193
Assets under capital lease obligation	$8,178	$—	$—

See Notes to Consolidated Financial Statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

The First American Corporation, through its subsidiaries, is engaged in the business of providing business information and related products and services. The Company has five reporting segments that fall within two primary business groups, financial services and information solutions. The financial services group includes the Company’s title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, escrow or closing services and similar or related financial services domestically and internationally in connection with residential and commercial real estate transactions. It also provides thrift, trust and investment advisory services. Beginning on January 1, 2010, this segment is also in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties, which was previously carried on by the data and analytic solutions segment. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The Company’s information and outsourcing solutions, data and analytic solutions and risk mitigation and business solutions segments comprise its information solutions group. The information and outsourcing solutions segment focuses on providing a wide-range of products and services including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. The data and analytic solutions segment provides licenses and analyzes data relating to mortgage securities and loans and real property, offers risk management and collateral assessment analytics and provides database access tools and automated appraisal services. The risk mitigation and business solutions segment, which is comprised entirely of the Company’s wholly-owned subsidiary, First Advantage Corporate (“First Advantage”) provides credit reporting solutions for mortgage and home equity needs, consumer credit reporting services, consumer credit reporting for the automotive dealer marketplace, automotive lead generation services, transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty finance credit reporting, lead generation services, employment background screening, occupational health services, tax incentive services, hiring solutions, resident screening, software services and investigative services.

Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of The First American Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Reclassification and out of period adjustments

Certain 2007 and 2008 amounts have been reclassified to conform to the 2009 presentation.

Net income for the year ended December 31, 2009 includes income of $7.1 million related to certain items that should have been recorded in a prior year. These items increased diluted net income per share attributable to FAC stockholders by $0.05 for the year.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents

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

The Company classifies its publicly traded debt and equity securities as available-for-sale and carries them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss.

The Company determines the fair value of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category was based on quoted prices that are readily and regularly available in an active market.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and short-term investments included in the Level 2 category was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. This pricing service, which is a provider of financial market data, analytics and related services to financial institutions, provides the Company one price for each security. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable. Level 2 also includes non-agency mortgage-backed and asset-backed securities and municipal bonds which are currently not actively traded securities. When the value from an independent pricing service is utilized, the Company obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. The Company’s non-agency mortgage-backed and asset-backed securities consist of senior tranches of securitizations and the underlying borrowers are substantially all prime. The Company’s validation procedures include assessing the reasonableness of the changes relative to prior periods given the prevailing market conditions, comparison of the prices received from the pricing service to quotes received from other third party sources for securities with market prices that are readily verifiable, changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any adjustments to the results provided by the pricing service.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and market prices for these securities existed at December 31, 2009. These securities were classified as Level 2 at December 31, 2009 because the valuation models use observable market inputs in addition to traded prices.

In the first quarter of 2009, the Company adopted newly issued accounting guidance that establishes a new method of recognizing and reporting other-than-temporary impairment of debt securities. The Company assesses the unrealized losses in its debt security portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities. If the Company determines it does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if it does not intend to sell or it is not more likely than not that it will be required to sell the debt security before the recovery of the debt security’s remaining amortized cost basis), the credit portion of the other-than-temporary impairment loss is recognized in earnings and the non-credit portion, if any, is recognized in other comprehensive income. The credit portion of the other-than-temporary impairment loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. Expected future cash flows are based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery. For non-agency mortgage-backed and asset-backed securities, estimated future cash flows are based on the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates and loss severity on the collateral supporting the security. In developing the assumptions used in estimating the expected future cash flows, the Company utilized publicly available information related to individual assets, generally available market data such as forward interest rate curves and its securities data and market analytic tools. The expected future cash flows are discounted using the current accrual rate attributable to the security.

When, in the opinion of management, a decline in the fair value of an equity security (including common and preferred stock) and, prior to the first quarter of 2009, a debt security is considered to be other-than-temporary, such security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

	December 31
	2009	2008
	(in thousands)
Balance sheets
Total assets	$62,141	$67,042
Total liabilities	$32,660	$31,664

	December 31
	2009	2008	2007
	(in thousands)
Statements of operations
Net revenue	$526,505	$337,130	$301,466
Income before income taxes	$142,489	$77,773	$63,507
Net income	$142,489	$77,773	$63,507

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

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 40 years and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 10 years. Leasehold improvements are amortized over useful lives that are consistent with the lease term.

Title plants and other indexes

Title plants and other indexes include the Company’s title plants, flood zone databases and capitalized real estate data. Title plants and flood zone databases are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants and flood zone databases

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plant and other indexes for impairment on an annual basis. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.

Capitalized real estate data, which is primarily used by the Company’s data and analytic solutions segment, is amortized using the straight-line method over estimated useful lives of 5 to 15 years. Amortization expense for the capitalized real estate data was $16.4 million, $15.2 million and $13.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Title plants and other indexes consist of the following:

	December 31
	2009	2008
	(in thousands)
Title plants	$484,674	$488,212
Capitalized real estate data, net	154,769	143,962
Flood zone certification database	52,916	52,916

Title plants and other indexes	$692,359	$685,090

Assets acquired in connection with claim settlements

In connection with settlement of title insurance and other claims, the Company sometimes purchases mortgages, deeds of trust, real property or judgment liens. These assets, sometimes referred to as “salvage assets,” are carried at the lower of cost or fair value less costs to sell and are included in other assets in the Company’s consolidated balance sheets.

Goodwill

Goodwill is tested at least annually for impairment. The Company performs the goodwill impairment test in the fourth quarter using September 30 as the annual valuation date to test goodwill for impairment.

Management’s impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to future impairment losses that could be material. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment charges may be required.

Other intangible assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks and licenses. Each of these intangible assets, excluding licenses, is amortized on a straight-line basis over their useful lives ranging from 2 to 20 years and is subject to impairment tests when there is an indication of a triggering event or abandonment. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather tested for impairment by comparing the fair value of the license with its carrying value at least annually and when an indicator of potential impairment has occurred.

Impairment of long-lived assets and loans receivable

Long-lived assets held and used include investments in affiliates, notes receivable, property and equipment, capitalized software, other intangible assets and the Company’s real estate investments. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the impairment loss recorded is the excess of the carrying amount of the asset over its fair value.

In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2009 and 2008 no long-lived assets were classified as held for sale.

During 2009 the Company recognized $23.5 million of impairment losses on investment in affiliates, other long-term investments, internally developed software, fixed assets and other intangible assets including $4.3 million in the title insurance and services segment, $0.5 million at the specialty insurance segment, $5.4 million at the information and outsourcing solutions segment, $0.6 million at the data and analytics segment and $12.7 million at the corporate level. During 2008 the Company recorded impairments of long-lived assets of $9.6 million, consisting primarily of internally developed software of $7.3 million at the corporate level and $2.3 million within the data and analytic solutions segment. Additionally, during 2007 the Company recognized $56.1 million of impairment losses on investment in affiliates and other long-term investments including $13.7 million in the title insurance and services segment, $22.2 million in the data and analytic solutions segment and $20.2 million at the corporate level. 2007 marked the depth of the real estate crisis and many of the investments written off in whole or in part during 2007 were companies whose revenues, income or other prospects for success were largely determined by the overall amount of real estate activity or the amount of activity in the geographies where the specific company was operating. In making the determination as to whether an individual investment was other than temporarily impaired, the Company assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, the Company had a $75.0 million investment in non-voting convertible preferred stock of a diversified provider of real estate settlement and related services that was subject to redemption on September 30, 2007, but was not redeemed as of that date. Based on the terms of the security, the convertible preferred stock was expected to be converted into common stock of that entity in the fourth quarter of 2007 based upon its appraised value, as determined by three independent appraisal firms. That conversion did not occur and based on the estimated fair value, the Company recognized an impairment loss on the non-voting convertible preferred stock of $60.1 million in 2007. During 2008, the investee declared bankruptcy and the Company impaired the remaining $14.9 million investment in the preferred stock and an additional $22.4 million related to note and other receivables.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of material impairment of loans receivable were identified during the three-year period ended December 31, 2009.

Reserve for known and incurred but not reported claims

The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance operating revenues. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserve included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of both an in-house actuarial review and independent actuarial analysis. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR was determined by applying an expected loss rate to operating revenue and adjusting for policy year maturity using the estimated loss development pattern. The expected loss rate is based on historical experience and the relationship of the history to the applicable policy years. This is a generally accepted actuarial method of determining IBNR for policy years at early development ages, and when claims data reflects unusual impacts. IBNR calculated in this way differs from the IBNR a multiplicative loss development factor calculation would produce. Factor-based development effectively extrapolates results to date forward through the lifetime of the policy year’s development. Management believes the expected loss rate method is appropriate for recent policy years, because of the high level of loss emergence during the past three calendar years. This loss emergence is believed to consist largely of acceleration of claims that otherwise would have been realized later and one-time losses. Both of these effects are results of temporary economic conditions that are not expected to persist throughout the development lifetime of those policy years.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For more mature policy years (generally, policy years aged more than three years), IBNR was determined using multiplicative loss development factor calculations. These years were also exposed to adverse economic conditions during 2007-2009 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007-2009 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on more recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2006 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $123.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

Revenues from home warranty contracts are recognized ratably over the 12-month duration of the contracts. Revenues from property and casualty insurance policies are also recognized ratably over the 12-month duration of the policies.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes the effect of income tax positions only if sustaining those positions is “more likely than not.” Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in tax expense. As a result of adopting the accounting guidance for uncertain tax positions, the Company recorded a cumulative effect adjustment of $8.1 million as a reduction to retained earnings as of January 1, 2007.

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified prospective method, the Company continues to use the Black-Scholes option-pricing model for

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all unvested options as of December 31, 2005. The Company has selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. The Company utilizes the straight-line single option method of attributing the value of share-based compensation expense unless another expense attribution model is required by the guidance. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applies the long-form method for determining the pool of windfall tax benefits.

The Company’s primary means of share-based compensation is granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

In addition to stock options and RSUs, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. The Company recognizes an expense in the amount equal to the discount.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to FAC stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs were vested. The dilutive effect of stock options and unvested RSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under share based compensation standards.

Employee benefit plans

The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss, a component of FAC stockholders’ equity. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured as of December 31.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The Company operates in foreign countries, including Canada, the United Kingdom and various other established and emerging markets. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss a separate component of FAC stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Risk of real estate market

Real estate activity is cyclical in nature and is affected greatly by the cost and availability of long-term mortgage funds. Real estate activity and, in turn, the majority of the Company’s revenues can be adversely affected during periods of high interest rates, limited money supply and/or declining real estate values.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $2.9 billion and $3.8 billion at December 31, 2009 and 2008, respectively, of which $0.9 billion and $1.04 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets, with $794.3 million and $909.3 million included in debt and equity securities at December 31, 2009, and 2008, respectively, and $70.6 million and $135.2 million included in cash and cash equivalents at December 31, 2009 and 2008, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion and $3.4 billion at December 31, 2009 and 2008, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the customer. Like-kind exchange funds held by the Company for the purpose of completing such transactions totaled $385.0 million and $553.1 million at December 31, 2009 and 2008, respectively, of which $186.0 million and $173.9 million at December 31, 2009 and 2008, respectively, were held at the First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying consolidated balance sheets, in cash and cash equivalents with offsetting liabilities included in demand deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under U.S. generally accepted accounting principles (“GAAP”) and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance surrounding the Hierarchy of Generally Accepted Accounting Principles. This guidance established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for codifying existing GAAP, the adoption of this statement did not have an impact on the determination or reporting of the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance related to defining fair value, establishing a framework for measuring fair value within GAAP, and expanding disclosure requirements regarding fair value measurements. Although this guidance does not require any new fair value measurements, its application may, in certain instances, change current practice. Where applicable, this guidance simplifies and codifies fair value related guidance previously issued within GAAP. In February 2008, the FASB issued authoritative guidance which delayed the effective date for application of the fair value framework to non-financial assets and non-financial liabilities until January 1, 2009. The provisions of this guidance related to financial assets and liabilities were applied as of January 1, 2008, and had no material effect on the Company’s consolidated financial statements. The fair value framework relating to non-financial assets and non-financial liabilities was applied as of January 1, 2009, and had no material effect on the Company’s consolidated financial statements. In October 2008, the FASB issued supplemental guidance relating to determining the fair value of a financial asset when the market for that asset is not active. This guidance clarifies the application of the fair value framework in cases where a market is not active. The Company considered the supplemental guidance in its determination of estimated fair values as of December 31, 2009 and 2008, and the impact was not material.

In February 2007, the FASB issued authoritative guidance permitting companies to elect to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted this guidance effective January 1, 2008, but did not apply it to any assets or liabilities and, therefore, the adoption had no effect on its consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued authoritative guidance surrounding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Further, this guidance must be applied prospectively. The Company elected to adopt the guidance in the first quarter of 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance relating to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidelines which establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. The guidance also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in accumulated other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt this guidance in the first quarter of 2009. See the discussion in Note 4 Debt and Equity Securities to the consolidated financial statements regarding the impact of adoption.

In April 2009, the SEC issued authoritative guidance surrounding other-than-temporary impairment which amended existing SEC guidance relating to other-than-temporary impairment for certain investments in debt and equity securities. The guidance maintains the SEC staff’s previous views related to equity securities, but now excludes debt securities from its scope. The Company elected to adopt this guidance in the first quarter of 2009. There was no material impact on the Company’s consolidated financial statements as a result of adopting this guidance.

In December 2007, the FASB revised authoritative guidance surrounding business combinations. The guidance retains the fundamental requirements contained in the original pronouncement. For example, the acquisition method of accounting, previously known as the purchase method, is required to be used for all business combinations and for an acquirer to be identified for each business combination. This revised guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Further, this guidance requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. This guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted this guidance on January 1, 2009 and the adoption did not have a material impact on its financial statements.

In April 2009, the FASB issued supplemental guidance surrounding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The FASB voted to carry forward the requirements under existing guidelines surrounding business combinations for acquired contingencies, which required contingencies to be recognized at fair value on the acquisition date if the fair value could be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with authoritative literature surrounding accounting for contingencies. As a result of the requirement to carry forward the accounting treatment for acquired contingencies, accounting for pre-acquisition contingencies may be an exception to the recognition and fair value measurement under authoritative guidance surrounding business combinations. Additionally, the FASB voted to change the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. The revised guidance is effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance surrounding noncontrolling interest in consolidated financial statements—an amendment to existing authoritative literature. The newly issued guidance requires recharacterizing minority interests as noncontrolling interests in addition to classifiying noncontrolling interest as a component of equity. The guidance also establishes reporting requirements to provide disclosures that identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests – all other requirements are to be applied prospectively. All periods presented in these consolidated financial statements reflect the presentation and disclosure required by this guidance. All other requirements under the guidance are being applied prospectively. The Company adopted this guidance on January 1, 2009. Except for the presentation and disclosure requirements required by this guidance, there was no impact on the Company’s financial statements.

In May 2009, the FASB issued authoritative guidance relating to the disclosure of subsequent events. This guidance is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted the guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance that expands the disclosures required in an employer’s financial statements about pension and other postretirement benefit plan assets. The new disclosures include more details about the categories of plan assets and information regarding fair value measurements. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the guidance in the fourth quarter of 2009 and except for the disclosure requirements, the adoption had no impact on its consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pending Accounting Pronouncements:

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

NOTE 2.    Spin-off and other Corporate Developments:

On January 15, 2008, the Company announced that its Board of Directors had approved a plan to separate the Company into two independent publicly traded companies (the “separation”), one consisting of the Company’s financial services businesses, FinCo, and one for its information solutions businesses, InfoCo. The Company expects to accomplish this by way of a dividend distribution of the common stock of FinCo, the

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s wholly-owned subsidiary, to the Company’s shareholders (the “Distribution”). Immediately following the Distribution, the Company’s shareholders will own 100% of the outstanding common stock of FinCo. Prior to the Distribution, certain internal transactions will occur so that FinCo directly or indirectly owns all of the Company’s financial services businesses and the title plant management business. The remaining entity, InfoCo, will own all of the Company’s remaining information solutions businesses. FinCo will adopt the “FAF” ticker symbol and its shares of common stock will be traded on the New York Stock Exchange under that symbol. InfoCo will change its name and ticker symbol following the separation.

The Company continues to proceed with preparations for the separation, and currently expects the separation to occur during the first half of 2010, with a target date of June 1, 2010. The Company’s subsidiary, First American Financial Corporation, filed a Form 10 Registration Statement with the Securities and Exchange Commission on December 14, 2009, and Amendment No. 1 thereto on February 12, 2010, in preparation for the separation. The transaction remains subject to customary conditions, including final approval by the Board of Directors, effectiveness of the Form 10 Registration Statement, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities, some of which have already been received.

On November 18, 2009, the Company consummated the buy-in of the publicly held shares of First Advantage. See further discussion at Note 24 Business Combinations and Divestitures to the consolidated financial statements.

On December 31, 2009, the Company entered into a Joint Venture Restructuring Agreement by and among the Company, certain of its subsidiaries and Experian Information Solutions, Inc. (“Experian”), the Company’s partner in its First American Real Estate Solutions LLC (“FARES”) joint venture. The Company and Experian also entered into an Amended and Restated Contribution and Joint Venture Agreement and Amended and Restated Operating Agreement for FARES, dated as of December 31, 2009. See further discussion at Note 20 Redeemable Noncontrolling Interests to the consolidated financial statements.

NOTE 3.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $135.4 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2009.

Pursuant to insurance and other regulations of the various states in which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such statutory regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2010 is $258.0 million.

The Company’s title insurance subsidiary, First American Title Insurance Company, maintained statutory surplus of $802.3 million and $602.0 million as of December 31, 2009 and 2008, respectively. Statutory net income for the year ended December 31, 2009 was $213.1 million. Statutory net loss for the year ended December 31, 2008 was $89.4 million. Statutory net income for the year ended December 31, 2007 was $12.1 million.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to non-admission of certain assets (principally limitations on deferred tax assets, capitalized furniture and other equipment, premiums and other receivables 90 days past due, assets acquired in connection with claim settlements other than real estate or mortgage loans secured by real estate and limitations on goodwill), reporting of bonds at amortized cost, deferral of premiums received as statutory premium reserve and supplemental reserve (if applicable), exclusion of incurred but not reported claims reserve.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities, all of which are classified at available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2009
U.S. Treasury bonds	$72,316	$1,834	$(297)	$73,853
Municipal bonds	132,965	2,484	(493)	134,956
Foreign bonds	150,105	1,886	(83)	151,908
Governmental agency bonds	326,787	1,816	(1,829)	326,774
Governmental agency mortgage-backed and asset-backed securities	1,023,867	14,829	(6,083)	1,032,613
Non-agency mortgage-backed and asset-backed securities	97,395	1,548	(37,519)	61,424
Corporate debt securities	86,911	1,204	(1,230)	86,885

	$1,890,346	$25,601	$(47,534)	$1,868,413

December 31, 2008
U.S. Treasury bonds	$39,574	$3,436	$(4)	$43,006
Municipal bonds	80,136	1,610	(2,448)	79,298
Foreign bonds	97,371	3,300	(78)	100,593
Governmental agency bonds	128,403	3,448	(381)	131,470
Governmental agency mortgage-backed and asset-backed securities	1,196,381	9,233	(33,225)	1,172,389
Non-agency mortgage-backed and asset-backed securities	137,696	—	(52,188)	85,508
Corporate debt securities	114,208	1,643	(9,795)	106,056

	$1,793,769	$22,670	$(98,119)	$1,718,320

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturities, are as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$101,287	$101,774
Due after one year through five years	464,793	468,274
Due after five years through ten years	157,310	158,842
Due after ten years	45,694	45,486

	769,084	774,376
Mortgage-backed and asset-backed securities	1,121,262	1,094,037

	$1,890,346	$1,868,413

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
		gains	losses
	(in thousands)
December 31, 2009
Preferred stocks	$32,007	$1,523	$(2,179)	$31,351
Common stocks	43,589	24,228	(1)	67,816

	$75,596	$25,751	$(2,180)	$99,167

December 31, 2008
Preferred stocks	$52,056	$63	$(15,206)	$36,913
Common stocks	89,443	4,201	(20,431)	73,213

	$141,499	$4,264	$(35,637)	$110,126

Sales of debt and equity securities resulted in realized gains of $21.9 million, $6.3 million and $3.5 million and realized losses of $3.5 million, $5.8 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following gross unrealized losses as of December 31, 2009 and December 31, 2008:

	12 months or less		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
December 31, 2009
Debt securities
U.S. Treasury bonds	$44,382	$(297)	$—	$—	$44,382	$(297)
Municipal bonds	42,428	(448)	25,067	(45)	67,495	(493)
Foreign bonds	28,541	(82)	1,091	(1)	29,632	(83)
Governmental agency bonds	185,351	(1,817)	4,138	(12)	189,489	(1,829)
Governmental agency mortgage-backed and asset-backed securities	268,778	(3,051)	319,375	(3,032)	588,153	(6,083)
Non-agency mortgage-backed and asset-backed securities	1,767	(176)	56,955	(37,343)	58,722	(37,519)
Corporate debt securities	49,970	(443)	23,500	(787)	73,470	(1,230)

Total debt securities	621,217	(6,314)	430,126	(41,220)	1,051,343	(47,534)
Equity securities	1,523	(1,380)	7,776	(800)	9,299	(2,180)

Total	$622,740	$(7,694)	$437,902	$(42,020)	$1,060,642	$(49,714)

December 31, 2008
Debt securities
U.S. Treasury bonds	$246	$(4)	$—	$—	$246	$(4)
Municipal bonds	1,149	(8)	20,550	(2,440)	21,699	(2,448)
Foreign bonds	2,798	(1)	6,329	(77)	9,127	(78)
Governmental agency bonds	13,099	(75)	296	(306)	13,395	(381)
Governmental agency mortgage-backed and asset-backed securities	361,154	(10,854)	399,210	(22,371)	760,364	(33,225)
Non-agency mortgage-backed and asset-backed securities	29,263	(19,800)	56,246	(32,388)	85,509	(52,188)
Corporate debt securities	13,568	(1,029)	61,078	(8,766)	74,646	(9,795)

Total debt securities	421,277	(31,771)	543,709	(66,348)	964,986	(98,119)
Equity securities	37,915	(16,248)	23,096	(19,389)	61,011	(35,637)

Total	$459,192	$(48,019)	$566,805	$(85,737)	$1,025,997	$(133,756)

Dislocations in the capital and credit markets continue to result in extreme volatility and disruption in the financial markets. These and other factors including the tightening of credit markets, failures of significant financial institutions, declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions, and a general slowdown in economic activity have contributed to decreases in the fair value of the investment portfolio as of December 31, 2009. It is possible that the Company could recognize impairment losses on some securities it owns at December 31, 2009 if future events or information cause it to determine that a decline in value is other-than-temporary.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of December 31, 2009 and 2008, classified using the three-level hierarchy for fair value measurements:

	Estimated fair value as of December 31, 2009	Level 1	Level 2	Level 3
	(in thousands)
Debt securities
U.S. Treasury bonds	$73,853	$—	$73,853	$—
Municipal bonds	134,956	—	134,956	—
Foreign bonds	151,908	—	151,908	—
Governmental agency bonds	326,774	—	326,774	—
Governmental agency mortgage-backed and asset-backed securities	1,032,613	—	1,032,613	—
Non-agency mortgage-backed and asset-backed securities	61,424	—	—	61,424
Corporate debt securities	86,885	—	86,885	—

	1,868,413	—	1,806,989	61,424

Equity securities
Preferred stocks	31,351	31,351	—	—
Common stocks	67,816	67,816	—	—

	99,167	99,167	—	—

	$1,967,580	$99,167	$1,806,989	$61,424

	Estimated fair value as of December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Debt securities
U.S. Treasury bonds	$43,006	$—	$43,006	$—
Municipal bonds	79,298	—	79,298	—
Foreign bonds	100,593	—	100,593	—
Governmental agency bonds	131,470	—	131,470	—
Governmental agency mortgage-backed and asset-backed securities	1,172,389	—	1,172,389	—
Non-agency mortgage-backed and asset-backed securities	85,508	—	85,508	—
Corporate debt securities	106,056	—	106,056	—

	1,718,320	—	1,718,320	—

Equity securities
Preferred stocks	36,913	36,913	—	—
Common stocks	73,213	73,213	—	—

	110,126	110,126	—	—

	$1,828,446	$110,126	$1,718,320	$—

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews the fair value measurement classification of its available-for-sale investments quarterly. During the quarter ended December 31, 2009, the Company determined that the fair values of its non-agency mortgage-backed and asset-backed securities were estimated using certain significant unobservable inputs, which resulted in a Level 3 classification. The Company’s policy is to report transfers into Level 3 as of the end of the period.

In the first quarter of 2009, the Company adopted newly issued accounting guidance that establishes a new method of recognizing and reporting other-than-temporary impairment of debt securities. The Company assesses the unrealized losses in its debt security portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities. If the Company determines it does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if it does not intend to sell or it is not more likely than not that it will be required to sell the debt security before the recovery of the debt security’s remaining amortized cost basis), the credit portion of the other-than-temporary impairment loss is recognized in earnings and the non-credit portion, if any, is recognized in other comprehensive income. The credit portion of the other-than-temporary impairment loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. Expected future cash flows are based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery. For non-agency mortgage-backed and asset-backed securities, estimated future cash flows are based on the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates and loss severity on the collateral supporting the security. In developing the assumptions used in estimating the expected future cash flows, the Company utilized publicly available information related to individual assets, generally available market data such as forward interest rate curves and its securities data and market analytic tools. The expected future cash flows are discounted using the current accrual rate attributable to the security. As a result of the Company’s security-level review and other economic factors, the Company recognized total other-than-temporary impairments of $50.6 million associated with non-agency mortgage-backed and asset-backed securities for the year ended December 31, 2009. $19.7 million of other-than-temporary impairment losses were considered to be credit related and were recognized in earnings and $30.9 million of other-than-temporary impairment losses were considered to be related to factors other than credit and were recognized in other comprehensive income for the year ended December 31, 2009.

The following table presents the change in other-than-temporary credit related impairment charges recognized in earnings on non-agency mortgage-backed and asset-backed securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss):

(in thousands)
Credit related impairments on non-agency mortgage-backed and asset-backed securities as of December 31, 2008	$—
Credit related impairments not previously recognized	19,745

Credit related impairments on non-agency mortgage-backed and asset-backed securities as of December 31, 2009	$19,745

When, in the Company’s opinion, a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities (including estimates of prepayments and credit losses and sensitivity analysis of those estimates), issuer-specific news and

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the year ended December 31, 2009, the Company concluded that such evidence was not available on 51 common equity securities and 15 preferred equity securities. Accordingly, an other-than-temporary impairment charge of $16.3 million and $5.7 million, relating to the Company’s common and preferred equity securities, respectively, was recorded in earnings. The Company elected to convert its preferred stock in Citigroup Inc. into common stock of that entity under the terms of Citigroup’s publicly announced exchange offer. Based on the terms of the exchange offer and the level at which Citigroup’s common stock was trading, the Company concluded that the investment was other-than-temporarily impaired by $3.5 million which is included in the other-than-temporary impairment charge for preferred equity securities above. The common stock was subsequently sold for a gain of $10.9 million. For the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge in earnings of $34.8 million related to its investments in perpetual preferred securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The impairment was due to actions taken by the United States government with respect to Fannie Mae and Freddie Mac.

Most of the Company’s preferred equity securities are in the financial services sector, which it believes to be in a temporary, though potentially protracted, downturn. While the duration of disruption in the financial services sector, and accompanying depressed market values of industry participants’ preferred equity securities, are unknown, the Company believes a full recovery is likely and the Company has the ability and intent to hold the equity preferred securities that are currently in an unrealized loss position until that recovery occurs. The Company believes that the United States government’s adopted policy of stabilizing the financial services sector is an important factor in its determination that the sector will return to a more normal operating environment. The Company has also assessed the historic and current credit ratings of the individual issuers, the capital adequacy and anticipated profitability of each issuer, and any changes to the investments’ fair value subsequent to the balance sheet date. Based on these factors, it has concluded that none of the individual investments, except those for which an impairment charge was recorded, were other-than-temporarily impaired as of December 31, 2009 and 2008.

NOTE 5.    Loans Receivable:

Loans receivable are summarized as follows:

	December 31
	2009	2008
	(in thousands)
Real estate—mortgage	$164,055	$153,853
Other	773	69

	164,828	153,922
Allowance for loan losses	(2,071)	(1,600)
Participations sold	(1,031)	(799)
Deferred loan fees, net	171	169

	$161,897	$151,692

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the Company’s loan portfolio was 6.78% and 7.08% for the years ended December 31, 2009 and 2008, respectively. Average yields are affected by prepayment penalties recorded as income, prepayment speeds, loan fees amortized to income and the market interest rates.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for known risks in the portfolio.

The aggregate annual maturities for loans receivable are as follows:

Year	(in thousands)
2010	$43
2011	3,111
2012	3,221
2013	2,260
2014	2,808
2015 and thereafter	153,385

$164,828

NOTE 6.    Property and Equipment:

Property and equipment consists of the following:

	December 31
	2009	2008
	(in thousands)
Land	$38,273	$40,457
Buildings	264,093	267,838
Furniture and equipment	468,323	498,275
Capitalized software	736,378	744,652

	1,507,067	1,551,222
Accumulated depreciation and amortization	(915,285)	(885,917)

	$591,782	$665,305

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Goodwill:

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment, for the years ended December 31, 2009 and 2008, is as follows:

	Financial Services		Information Solutions
	Title Insurance	Specialty Insurance	Information and Outsourcing Solutions	Data and Analytic Solutions	Risk Mitigation and Business Solutions	Total
	(in thousands)
Balance as of January 1, 2008
Goodwill	$730,665	$41,525	$649,806	$439,800	$712,469	$2,574,265
Accumulated impairment	—	—	(6,925)	—	—	(6,925)

	730,665	41,525	642,881	439,800	712,469	2,567,340

Acquired during the year	9,877	4,531	—	14,566	21,823	50,797
Dispositions	(6,025)	—	—	—	—	(6,025)
Impairment	—	—	—	—	(19,734)	(19,734)
Other/ post acquisition adjustments	(28,442)	—	(1,362)	(2,091)	34,255	2,360

Balance as of December 31, 2008
Goodwill	706,075	46,056	648,444	452,275	768,547	2,621,397
Accumulated impairment	—	—	(6,925)	—	(19,734)	(26,659)

	706,075	46,056	641,519	452,275	748,813	2,594,738

Acquired during the year	—	—	—	5,472	—	5,472
Dispositions	(6,317)	—	—	—	—	(6,317)
Other/ post acquisition adjustments	1,866	—	3,008	(2,491)	21,301	23,684

Balance as of December 31, 2009
Goodwill	701,624	46,056	651,452	455,256	789,848	2,644,236
Accumulated impairment	—	—	(6,925)	—	(19,734)	(26,659)

	$701,624	$46,056	$644,527	$455,256	$770,114	$2,617,577

The Company’s reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, information and outsourcing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Although recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financials results, impairment analyses were not performed at any other time in the year as no triggering events requiring such an analysis occurred.

The Company’s 2009 evaluation did not indicate impairment in any of its reporting units. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the date of the Company’s 2009 annual impairment review, the title insurance reporting unit included $699.5 million of goodwill. The fair value of this reporting unit under the income and market value approaches exceeded the carrying value of the reporting unit’s book value by approximately 4.5% and 20.0%, respectively. The property and casualty insurance reporting unit included $33.2 million of goodwill as of the Company’s 2009 annual impairment review. The fair value of this reporting unit under the income and market value approaches exceeded the carrying value of the reporting unit’s book value by approximately 36.0% and 6.4%, respectively. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is reasonably possible that changes in the judgments, assumptions and estimates the Company made in assessing the fair value of its goodwill could cause these or other reporting units to become impaired. There were no other reporting units that management deemed to have a reasonable risk of material impairment charge at this time.

The Company’s 2008 evaluation resulted in an impairment loss of $19.7 million in the data services reporting unit in the fourth quarter based primarily upon diminished earnings and cash flow expectations for the lead generation business and lower residual valuation multiples existing in the then present market conditions. The 2008 evaluation did not indicate impairment in any other reporting units.

NOTE 8.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31
	2009	2008
	(in thousands)
Finite-lived intangible assets:
Customer lists	$359,711	$359,805
Covenants not to compete	58,836	59,884
Trademarks	38,724	42,741

	457,271	462,430
Accumulated amortization	(219,466)	(182,957)

	237,805	279,473
Indefinite-lived intangible assets:
Licenses	19,721	18,938

	$257,526	$298,411

Amortization expense for finite-lived intangible assets was $47.0 million, $51.9 million and $51.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year
(in thousands)
2010	$45,138
2011	$40,788
2012	$36,798
2013	$32,633
2014	$19,644

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Demand Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31
	2009	2008
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$670,308	$732,648
Non-interest bearing	222,621	311,880

	892,929	1,044,528

Passbook accounts	215,031	217,356

Certificate accounts:
Less than one year	27,829	22,479
One to five years	17,785	13,858

	45,614	36,337

	$1,153,574	$1,298,221

Annualized interest rates:
Escrow accounts	0.61%	1.37%

Passbook accounts	0.33%	1.13%

Certificate accounts	3.23%	4.36%

NOTE 10.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$1,355,392	$1,357,632	$936,989
Provision related to:
Current year	390,887	455,794	527,566
Prior years	(7,435)	77,530	366,379

	383,452	533,324	893,945

Payments, net of recoveries, related to:
Current year	182,892	200,840	195,367
Prior years	314,887	301,258	292,298

	497,779	502,098	487,665

Other	14,023	(33,466)	14,363

Balance at end of year	$1,255,088	$1,355,392	$1,357,632

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions and foreign currency gains/losses. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $191.2 million, $191.3 million and $186.5 million in 2009, 2008 and 2007, respectively, that relate to the Company’s non-title insurance operations.

The provision for title insurance losses, expressed as a percentage of title insurance operating revenues, was 5.8% in 2009, 8.8% in 2008 and 13.0% in 2007. The current year rate reflects an expected ultimate loss rate of 6.0% for policy year 2009, with a minor downward adjustment to the reserve for certain prior policy years. The prior year rate of 8.8% included a $78.0 million reserve strengthening adjustment. The adjustment reflected changes in estimates for ultimate losses expected, primarily from policy years 2006 and 2007. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2008, for those policy years. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2008; increases in defaults and foreclosures during 2008; and higher than expected claims emergence from lenders policies. The rate of 13.0% for 2007 included $365.9 million in reserve strengthening adjustments, which reflected changes in estimates for ultimate losses expected, primarily from policy years 2004 through 2006. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2007. There were many factors that impacted the claims emergence, including but not limited to decreases in real estate prices during 2007 and increases in defaults and foreclosures during 2007. In addition, the reserve strengthening adjustments reflected a large single fraud loss resulting from a settlement during 2007 of a claim under a closing protection letter issued during 2005. The claim involved multiple properties and the settlement amount exceeded what had been included in reserves for that type of claim, such reserves having been established based on the Company’s actuarial analysis. Since the loss was determined to be an isolated event with no future trend component, the adjustment to reserves associated with the closing protection letter only impacted 2007. The reserve strengthening adjustments made during 2007 also reflected an increase in claims emergence from a large title agent related to the geographic expansion of the agent’s business combined with changes in economic conditions. In addition, the adjustments reflected higher-than-expected claims from a recently-acquired underwriter, due to changes in the business strategy with respect to the underwriter post-acquisition combined with unfavorable external economic events. The Company continuously monitors the impact, if any, of these types of events on the Company’s reserve balances and adjusts the reserves when facts and circumstances indicate a change is warranted.

The current economic environment appears to have more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which directly affect title claims. Relevant contributing factors include general economic instability and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, economic and market conditions appear to be improving, yet significant uncertainty remains. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment may continue to have increased potential for claims on lenders’ title policies, particularly if defaults and foreclosures are at elevated levels. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. Management believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have been experiencing higher losses on mortgage loans from prior years, including loans that were originated during the past several years. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 1991-2004 are all below 6.0% and average 4.8%. By contrast, loss ratios for policy years 2005-2007 range from 7.6% to 7.9%. The major causes of the higher loss ratios for those three policy years are believed to be confined mostly to that period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratios for policy years 2009 and 2008 are 6.0% and 6.5%, respectively, which are lower than the ratios for 2005 through 2007. These projections are based in part on an assumption that more favorable underwriting conditions existed in 2008 and 2009 than in 2005-2007, including tighter loan underwriting standards and lower housing prices. Current claims data from both policy years 2008 and 2009, while still at an early stage of development, supports this assumption.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	December 31, 2009		December 31, 2008
Known title claims	$206,439	16.4%	$234,311	17.3%
IBNR	978,854	78.0%	1,035,779	76.4%

Total title claims	1,185,293	94.4%	1,270,090	93.7%
Non-title claims	69,795	5.6%	85,302	6.3%

Total loss reserves	$1,255,088	100.0%	$1,355,392	100.0%

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Notes and Contracts Payable:

	December 31
	2009	2008
	(in thousands)
5.7% senior debentures, due August 2014	$149,808	$149,766
7.55% senior debentures, due April 2028	99,662	99,644
Line of credit borrowings due July 2012, weighted average interest rate of 1.43%	340,000	340,000
1.37% First Advantage line of credit, due September 2010	—	15,000
Trust deed notes with maturities through 2032, collateralized by land and buildings with a net book value of $40,520, weighted-average interest rate of 5.24%	50,403	52,081
Other notes and contracts payable with maturities through 2017, weighted-average interest rate of 5.54%	151,210	211,783

	$791,083	$868,274

In November 2005, the Company amended its $500.0 million credit agreement that was originally entered into in August 2004. The November 2005 amendment extended the expiration date to November 2010 and permitted the Company to increase the credit amount to $750.0 million under certain circumstances. In July 2007, the credit agreement was further amended to extend the expiration date to July 2012. In November 2009, the credit agreement was again amended to allow for the acquisition of the remaining noncontrolling interest in First Advantage. Under the credit agreement the Company is required to maintain certain minimum levels of capital and earnings and meet predetermined debt-to-capitalization ratios. The line of credit had a balance due of $340.0 million at December 31, 2009. At December 31, 2009, the Company is in compliance with the debt covenants under the amended and restated credit agreement.

First Advantage had one bank credit agreement which was terminated upon consummation of the buy-in transaction in the fourth quarter of 2009. This agreement provided for a $225.0 million revolving line of credit and was collateralized by the stock and accounts receivable of First Advantage’s subsidiaries. The line of credit was to remain in effect until September 2010. Under the terms of the credit agreement, First Advantage was required to satisfy certain financial requirements. At December 31, 2008, First Advantage was in compliance with the financial covenants of its loan agreement except for the consolidated to fixed charge coverage ratio for the quarter ended December 31, 2008. Compliance with this covenant was waived by the required lenders.

In December 2007, First American CoreLogic entered into a $100.0 million secured financing arrangement with Banc of America Leasing & Capital, LLC. Borrowings under the arrangement are secured by the capitalized software and data of First American CoreLogic and are guaranteed by FARES. The outstanding balance at December 31, 2009 totaled $64.2 million.

In July 2004, the Company sold unsecured debt securities in the aggregate principal amount of $150.0 million. These securities, which bear interest at a fixed rate of 5.7%, are due August 2014.

In April 1998, the Company issued and sold $100.0 million of 7.55% senior debentures, due April 2028. The 30-year bonds were issued at 99.456% of the principal amount.

The weighted-average interest rate for the Company’s notes and contracts payable was 4.0% and 5.3% at December 31, 2009 and 2008, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2009, are as follows:

Year	Notes and contracts payable
(in thousands)
2010	$73,052
2011	$43,146
2012	$372,140
2013	$5,900
2014	$161,672

NOTE 12.    Deferrable Interest Subordinated Notes:

On April 22, 1997, the Company issued and sold $100.0 million of 8.5% trust preferred securities, due in 2012, through its wholly-owned subsidiary, First American Capital Trust. In connection with the subsidiary’s issuance of the preferred securities, the Company issued to the subsidiary trust 8.5% subordinated interest notes due in 2012. The sole assets of the subsidiary are and will be the subordinated interest notes. The Company’s obligations under the subordinated interest notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary’s obligations under the preferred securities. Distributions on the securities are included as interest expense in the Company’s consolidated statements of income.

NOTE 13.    Investment and Other Income:

The components of investment and other income are as follows:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$18,805	$54,193	$109,632
Debt securities	48,015	57,516	67,976
Other long-term investments	2,199	22,456	53,184
Loans receivable	10,711	9,055	8,556
Dividends on marketable equity securities	5,041	5,405	6,770
Equity in earnings of unconsolidated affiliates	91,389	44,762	47,708
Trust and banking activities	12,834	23,032	13,870
Other	22,572	15,862	12,374

	$211,566	$232,281	$320,070

NOTE 14.    Income Taxes:

For the years ended December 31, 2009, 2008 and 2007, domestic and foreign pretax income from continuing operations was $407.4 million and $16.4 million, $23.2 million and $21.0 million and $99.8 million and $52.3 million, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes are summarized as follows:

	2009	2008	2007
	(in thousands)
Current:
Federal	$13,335	$26,039	$89,327
State	13,805	18,841	12,658
Foreign	14,927	12,687	22,551

	42,067	57,567	124,536

Deferred:
Federal	99,936	(36,793)	(86,189)
State	8,051	2,377	6,780
Foreign	4,567	(7,305)	(1,438)

	112,554	(41,721)	(80,847)

	$154,621	$15,846	$43,689

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	2009	2008	2007
	(in thousands)
Taxes calculated at federal rate	$148,327	$15,474	$53,222
State taxes, net of federal benefit	14,292	13,792	12,635
Foreign taxes in excess of (less than) federal rate	12,967	(450)	(2,077)
Exclusion of certain meals and entertainment expenses	3,162	4,494	5,981
Goodwill impairment	—	6,778	—
Dividends received deduction	(2,056)	(1,846)	(1,288)
Change in liability for income taxes associated with uncertain tax positions	(8,206)	(9,961)	8,892
Tax effect of noncontrolling interests	(17,875)	(13,446)	(23,230)
Other items, net	4,010	1,011	(10,446)

	$154,621	$15,846	$43,689

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 36.5% for 2009, 35.8% for 2008 and 28.7% for 2007. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The absolute differences in the effective tax rates for 2009 and 2008 were primarily due to changes in the ratio of permanent differences to income before income taxes and changes in state income and franchise taxes resulting from fluctuations in the Company’s noninsurance subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to uncertain tax positions were released during the year based on changes in facts and circumstances associated with the related tax uncertainty. The changes in the liability for income taxes associated with uncertain tax positions in 2009 and 2008 relate primarily to statutes of limitation closures and a foreign transfer pricing matter impacted by recent administrative and judicial developments, respectively. The Company continues to monitor the realizability of recognized, impairment and unrecognized losses recorded through December 31, 2009. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations. A

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

large portion of the Company’s income attributed to noncontrolling interests is related to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to noncontrolling interests.

The primary components of temporary differences that give rise to the Company’s net deferred tax asset are as follows:

	December 31
	2009	2008
	(in thousands)
Deferred tax assets:
Deferred revenue	$117,983	$117,440
Employee benefits	98,052	99,780
Bad debt reserves	26,351	26,796
Loss reserves	47,175	77,618
Claims and related salvage	(18,549)	49,414
Pension	116,674	105,269
Loss on investments	(61)	48,380
Capital loss carryforward	30,264	27,143
Net operating loss carryforwards	43,766	39,679
Other	31,007	25,748

	492,662	617,267

Deferred tax liabilities:
Depreciable and amortizable assets	401,416	384,185
Investment in affiliates	32,569	36,890
Other	5,504	17,804

	439,489	438,879

Net deferred tax asset before valuation allowance	53,173	178,388
Valuation allowance	(39,918)	(28,915)

Net deferred tax asset	$13,255	$149,473

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $0.1 million, $0.0 million and $10.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company had available federal, state and foreign net operating loss carryforwards totaling, in aggregate, approximately $219.6 million for income tax purposes, of which $37.8 million has an indefinite expiration. The remaining $181.8 million expire at various times beginning in 2010. Available foreign tax credit carryforwards of $12.7 million at December 31, 2009 expire at various times beginning in 2014.

The Company has a capital loss carryforward of $86.5 million that expires in 2013. In addition, the Company has impairment and unrealized capital losses of $84.0 million which includes $35.6 million of unrealized losses related to debt securities that the Company has the ability and intent to hold to recovery. The Company continues to monitor the realizability of these losses and believes it is more likely than not that the tax benefits associated with these losses will be realized. In making that determination the Company identified certain prudent and feasible tax planning strategies that it will implement unless the need to do so is eliminated in the future. However, this determination is a judgment and could be impacted by further market fluctuations.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance relates to deferred tax assets for federal and state net operating loss carryforwards relating to acquisitions consummated by First Advantage, foreign operations of the Company, and foreign tax credits. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and State jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The increase in the valuation allowance primarily results from current year losses from foreign subsidiaries and unutilized foreign tax credits.

As of December 31, 2009, United States taxes were not provided for on the earnings of the Company’s foreign subsidiaries of $125.4 million, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practical to calculate the deferred taxes associated with these earnings; however foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2009, the liability for income taxes associated with uncertain tax positions was $21.4 million. This liability can be reduced by $4.6 million of offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments. The net amount of $16.8 million, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(in thousands)
Unrecognized tax benefits—opening balance	$28,200	$33,900	$95,700
Gross increases—tax positions in prior period	—	200	—
Gross decreases—tax positions in prior period	(700)	(5,100)	(65,500)
Gross increases—current period tax positions	2,600	3,900	8,100
Settlements with taxing authorities	(800)	—	—
Expiration of the statute of limitations for the assessment of taxes	(7,900)	(4,700)	(4,400)

Unrecognized tax benefits—ending balance	$21,400	$28,200	$33,900

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of December 31, 2009 and 2008, the Company had accrued $4.1 million and $4.6 million, respectively, of interest and penalties (net of tax benefits of $1.3 million and $1.6 million, respectively,) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Florida, New York, Texas, and Canada. The Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statute of limitations for the assessment of taxes. The Company estimates that decreases in unrecognized tax benefits within the next 12 months will total approximately $5.0 million.

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

NOTE 15.    Earnings (Loss) Per Share:

The Company’s potential dilutive securities are stock options and RSUs. Stock options and RSUs are reflected in diluted net income (loss) per share attributable to FAC stockholders by application of the treasury-stock method. There are no reconciling items for net income (loss) attributable to FAC for the three years ended December 31, 2009, necessary for the diluted net income (loss) per share attributable to FAC stockholders calculation. A reconciliation of weighted-average shares outstanding is as follows:

	2009	2008	2007
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share attributable to FAC stockholders:
Net income (loss) attributable to FAC	$199,651	$(26,320)	$(3,119)

Denominator for basic net income (loss) per share attributable to FAC stockholders:
Weighted-average shares	94,551	92,516	94,649
Effect of dilutive securities:
Employee stock options and restricted stock units	927	—	—

Denominator for diluted net income (loss) per share attributable to FAC stockholders	95,478	92,516	94,649

Net income (loss) per share attributable to FAC stockholders:
Basic	$2.11	$(0.28)	$(0.03)

Diluted	$2.09	$(0.28)	$(0.03)

For the year ended December 31, 2009, 3.7 million options were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the years ended December 31, 2008 and December 31, 2007, 4.0 million and 4.5 million potential dilutive shares of common stock (representing all potential dilutive shares), respectively, were excluded due to the net loss for the periods.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Employee Benefit Plans:

The Company has benefit plans covering substantially all employees, including a 401(k) savings plan (the “Savings Plan”), an employee stock purchase plan, defined benefit pension plan and a deferred compensation plan.

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $22.7 million, $0.0 million and $34.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. There was no contribution or expense for the year ended December 31, 2008 related to the Company’s Savings Plan as a result of the determination that the Company did not meet the requirement for a profit driven 401(k) match. The Savings Plan allows the participants to purchase the Company’s stock as one of the investment options, subject to certain limitations. The Savings Plan held 6,790,000 and 7,312,000 shares of the Company’s common stock, representing 6.6% and 7.9% of the total shares outstanding at December 31, 2009 and 2008, respectively.

The employee stock purchase plan allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. There were 208,000, 251,000 and 235,000 shares issued in connection with the plan for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were 1,046,000 shares reserved for future issuances.

The Company’s defined benefit pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee’s compensation and years of service. The defined benefit pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s policy is to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The Company also has nonqualified, unfunded supplemental benefit plans covering certain key management personnel.

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

The Company has a deferred compensation plan that allows participants to defer up to 100% of their salary, commissions and bonus. Participants allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). Deemed investments mean that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to their deferral account over time. Participants can elect to have their deferral balance paid out in a future year while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of ERISA because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be an unfunded or informally funded future promise to pay. The participants’ deferrals and any earnings on those deferrals are general unsecured obligations of the Company. The Company is informally funding the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as a Company asset within a

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

special trust, called a “Rabbi Trust.” The value of the assets in the Rabbi Trust at December 31, 2009 and 2008 is $88.6 million and $78.0 million, respectively, and is included in other assets in the consolidated balance sheets. The unfunded liability for the deferred compensation plan at December 31, 2009 and 2008 is $89.9 million and $78.0 million, respectively, and is included in pension costs and other retirement plans in the consolidated balance sheets.

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the defined benefit pension plans and supplemental benefit plans as of December 31, 2009 and 2008:

	December 31
	2009		2008
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$314,657	$241,528	$312,400	$237,903
Service costs	—	5,989	359	6,009
Interest costs	19,538	15,306	19,066	15,080
Actuarial losses (gains)	24,150	7,376	1,748	(7,400)
Benefits paid	(15,428)	(11,568)	(18,916)	(10,064)

Projected benefit obligation at end of year	342,917	258,631	314,657	241,528

Change in plan assets:
Plan assets at fair value at beginning of year	201,280	—	283,236	—
Actual return on plan assets	42,634	—	(80,817)	—
Company contributions	12,292	11,568	17,777	10,064
Benefits paid	(15,428)	(11,568)	(18,916)	(10,064)

Plan assets at fair value at end of year	240,778	—	201,280	—

Reconciliation of funded status:
Unfunded status of the plans	$(102,139)	$(258,631)	$(113,377)	$(241,528)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(102,139)	$(258,631)	$(113,377)	$(241,528)

	$(102,139)	$(258,631)	$(113,377)	$(241,528)

Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized net actuarial loss	$196,112	$107,936	$205,189	$109,762
Unrecognized prior service cost (credit)	140	(13,031)	165	(14,347)

	$196,252	$94,905	$205,354	$95,415

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for the three years ended December 31, 2009, for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	2009	2008	2007
	(in thousands)
Expense:
Service costs	$6,049	$6,428	$11,287
Interest costs	34,845	34,146	34,340
Expected return on plan assets	(20,176)	(25,814)	(23,162)
Amortization of net loss	19,956	13,541	18,791
Amortization of prior service (credit) cost	(1,291)	(1,291)	26
Curtailment loss	—	—	1

	$39,383	$27,010	$41,283

The estimated net loss and prior service credit for pension benefits that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year are expected to be $24.1 million and $1.3 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31
	2009	2008
Defined benefit pension plan
Discount rate	6.30%	6.30%
Rate of return on plan assets	8.00%	9.00%
Unfunded supplemental benefit plans
Discount rate	6.30%	6.30%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31
	2009	2008
Defined benefit pension plan
Discount rate	5.81%	6.30%
Unfunded supplemental benefit plans
Discount rate	5.81%	6.30%
Salary increase rate	5.00%	5.00%

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

Assumptions for the expected long-term rate of return on plan assets are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical real and expected returns for the asset classes covered by the investment policy and (2) projections of inflation over the long-term period during which benefits are payable to plan participants. The

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company believes its assumptions are appropriate based on the investment mix and long-term nature of the plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

The following table provides the funded status in the defined benefit pension plans and supplemental benefit plans as of December 31, 2009 and 2008:

	December 31
	2009		2008
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Projected benefit obligation	$342,917	$258,631	$314,657	$241,528
Accumulated benefit obligation	$342,917	$225,389	$314,657	$207,214
Plan assets at fair value at end of year	$240,778	$—	$201,280	$—

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. The investment objective is balanced growth which requires investments for income and capital appreciation, with a slight bias toward capital appreciation. To achieve this, the pension plan assets are managed by investment managers that invest plan assets in equity and fixed income debt securities and cash. Sufficient liquidity is also maintained to provide cash flow for ongoing needs

Cash investments may be made in short-term securities, such as commercial paper or variable rate notes, or in money market funds. The short-term securities are investment grade with a maturity of less than 13 months. Fixed income investments must be government or government agency obligations, corporate debt or preferred stock, or fixed income mutual funds. The corporate debt are investment grade. Common stock investments may be either individual issues or stock mutual funds. The Company’s pension investment policy prohibits the use of the following financial instruments: options, short sales, commodities, derivatives, letter stock, private or direct placements and margin purchases. At December 31, 2009 and 2008, the Company’s pension plan assets also include $5.7 million and $5.1 million, respectively, of investment contracts with insurance companies as part of an acquired plan.

A summary of the asset allocation as of December 31, 2009 and 2008 and the target mix are as follows:

	Target allocation	Percentage of plan assets at December 31
	2010	2009	2008
Asset category
Domestic and international equities	65.0%	66.0%	57.1%
Fixed income	33.0%	31.7%	42.4%
Cash	2.0%	2.3%	0.5%

From time to time, market conditions may cause the portfolio’s investment in various asset classes to deviate from the target asset allocation. To remain consistent with these target asset allocations, the investment manager reviews the portfolio quarterly and rebalances the portfolio if necessary.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to make cash contributions to its pension plans of approximately $34.8 million during 2010.

The following benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2010	$28,434
2011	$29,397
2012	$30,949
2013	$32,546
2014	$33,731
2015-2019	$188,790

The Company determines the fair value of its defined benefit pension plans assets with a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s defined benefit pension plan assets is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. See Note 1 Description of the Company to the consolidated financial statements for a more in-depth discussion on the fair value hierarchy and a description for each level.

The following table presents the Company’s defined benefit pension plan assets measured at fair value on a recurring basis as of December 31, 2009 and 2008, classified using the fair value hierarchy:

	Estimated fair value as of December 31, 2009	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$5,338	$5,338	$—

Debt securities:
Municipal bonds	8,688	—	8,688
Foreign bonds	3,820	—	3,820
Governmental agency mortgage-backed securities	31,322	—	31,322
Corporate debt securities	25,362	—	25,362

	69,192	—	69,192

Equity securities:
Preferred stocks	3,865	3,865	—
Domestic common stocks	126,561	126,561	—
International common stocks	30,087	30,087	—

	160,513	160,513	—

Investment contract with insurance companies	5,735	—	5,735

	$240,778	$165,851	$74,927

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Estimated fair value as of December 31, 2008	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$1,052	$1,052	$—

Debt securities:
Municipal bonds	11,047	—	11,047
Governmental agency mortgage-backed securities	30,566	—	30,566
Corporate debt securities	39,840	—	39,840

	81,453	—	81,453

Equity securities:
Preferred stocks	152	152	—
Domestic common stocks	91,125	91,125	—
International common stocks	22,350	22,350	—

	113,627	113,627	—

Investment contract with insurance companies	5,148	—	5,148

	$201,280	$114,679	$86,601

The Company’s defined benefit pension plans had no securities at December 31, 2009 and 2008 that were valued at Level 3 of the fair value hierarchy.

NOTE 17.    Fair Value of Financial Instruments:

Guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, the guidance excludes certain financial instruments including those related to insurance contracts.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents

The carrying amount for cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

Accounts and accrued income receivable, net

The carrying amount for accounts and accrued income receivable, net is a reasonable estimate of fair value due to the short-term maturity of these assets.

Investments

The carrying amount of deposits with savings and loan associations and banks is a reasonable estimate of fair value due to their short-term nature.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The methodology for determining the fair value of debt and equity securities is discussed in Note 1 Description of the Company to the consolidated financial statements.

As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs. The cost basis is used as a proxy for fair value.

Loans receivable, net

The fair value of loans receivable, net was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

Demand Deposits

The carrying value of escrow and passbook accounts approximates fair value due to the short-term nature of these liabilities. The fair value of investment certificate accounts was estimated based on the discounted value of future cash flows using a discount rate approximating current market rates for similar liabilities.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2009 and 2008 are presented in the following table.

	December 31
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$982,448	$982,448	$934,945	$934,945
Accounts and accrued income receivable, net	$491,539	$491,539	$558,946	$558,946
Investments:
Deposits with savings and loan associations and banks	$124,553	$124,553	$182,117	$182,117
Debt securities	$1,868,413	$1,868,413	$1,718,320	$1,718,320
Equity securities	$99,167	$99,167	$110,126	$110,126
Other long-term investments	$374,862	$374,862	$371,157	$371,157
Loans receivable, net	$161,897	$165,130	$151,692	$167,532
Financial Liabilities:
Demand deposits	$1,153,574	$1,154,210	$1,298,221	$1,298,602
Accounts payable and accrued liabilities	$1,085,031	$1,085,031	$1,072,108	$1,072,108
Notes and contracts payable	$791,083	$747,711	$868,274	$778,009
Deferrable interest subordinated notes	$100,000	$108,992	$100,000	$102,054

NOTE 18.    Share-Based Compensation Plans:

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

On May 18, 2006, the Company’s shareholders voted to approve the Company’s 2006 Incentive Compensation Plan (the “Incentive Compensation Plan”), which was previously approved by the Board of Directors. The Stock Option Plan and the Director’s Plan were terminated and replaced by the Incentive Compensation Plan. Eligible participants in the Incentive Compensation Plan include the Company’s directors and executive officers, as well as other employees of the Company and certain of its affiliates. The Incentive Compensation Plan permits the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Under the terms of the Incentive Compensation Plan, 4,700,000 Company Common shares can be awarded from authorized but unissued shares, subject to certain annual limits on the amounts that can be awarded based on the type of award granted. The Incentive Compensation Plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s Board of Directors.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the share-based compensation expense recognized for the three years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Expense:
Stock options	$2,390	$588	$7,847
Restricted stock units	20,817	12,763	9,320
Employee stock purchase plan	860	1,128	1,511

	$24,067	$14,479	$18,678

In addition to the share-based compensation above, the Company’s consolidated financial statements include share-based compensation related to First Advantage, of $15.5 million, $9.3 million and $13.3 million for the years ended December 31, 2009, 2008 and 2007. In addition to the share-based compensation above and the share-based compensation related to First Advantage, the Company’s consolidated financial statements include share-based compensation related to the Company’s subsidiary, First American CoreLogic Holdings, Inc., of $1.2 million for both the years ended December 31, 2009 and 2008.

On November 18, 2009, the Company consummated the buy-in of the publicly held shares of First Advantage. See further discussion at Note 24 Business Combinations and Divestitures to the consolidated financial statements. This transaction constituted a “Change in Control” under the First Advantage 2003 Incentive Compensation Plan. Upon a Change in Control, the unvested awards of stock options, restricted stock and RSUs issued under the First Advantage 2003 Incentive Compensation Plan vested and the unamortized costs of those awards was expensed. For the year ended December 31, 2009, the additional compensation expense was approximately $8.4 million and $0.7 million related to the unvested restricted stock and RSUs and unvested stock options, respectively. First Advantage’s vested restricted stock and RSUs were distributed as shares of First American common stock. The ratio used to convert the stock options, restricted stock and RSUs was the same per-share ratio used in the exchange offer of 0.58 of a First American common stock. As of December 31, 2009, 0.4 million shares of First American common stock were issued for vested restricted stock and RSUs and 1.8 million stock options were granted in exchange for First Advantage outstanding stock options. As of December 31, 2009, there were no outstanding stock options, restricted stock or RSUs under the First Advantage share-based plan.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity related to the Company’s plans:

	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
	(in thousands, except weighted- average exercise price)
Balance at December 31, 2008	3,050	$30.59
Granted during 2009 in connection with First Advantage acquisition	1,792	$39.69
Exercised during 2009	(410)	$18.12
Forfeited during 2009	(157)	$38.08

Balance at December 31, 2009	4,275	$35.26	4.5	$13,182

Vested and expected to vest at December 31, 2009	4,271	$35.25	4.5	$13,182

Exercisable at December 31, 2009	4,071	$34.86	4.5	$13,182

As of December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to unvested stock options of the Company that is expected to be recognized over a weighted-average period of 1.0 year. Cash received from the exercise of stock options for the year ended December 31, 2009, 2008 and 2007 totaled $8.8 million, $14.4 million and $42.2 million, respectively.

Total intrinsic value of options exercised for the year ended December 31, 2009, 2008 and 2007 was $4.9 million, $7.6 million and $39.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

As of December 31, 2009, there was $27.5 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 3.6 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed on December 31, 2009 is $4.0 million. RSU activity for the year ended December 31, 2009, is as follows:

	Shares	Weighted- average grant-date fair value
	(in thousands, except weighted- average grant-date fair value)
Nonvested RSUs outstanding at December 31, 2008	981	$37.32
Granted during 2009	1,127	$26.40
Vested during 2009	(385)	$35.77
Forfeited during 2009	(55)	$32.17

Nonvested RSUs outstanding at December 31, 2009	1,668	$30.48

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

Future minimum rental payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009 are as follows:

Operating
(in thousands)
Year
2010	$153,512
2011	115,701
2012	81,778
2013	56,702
2014	37,857
Later years	65,169

$510,719

Total rental expense for all operating leases and month-to-month rentals was $232.7 million, $281.9 million and $291.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other commitments and guarantees

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2009.

NOTE 20.    Redeemable Noncontrolling Interests:

Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the Company’s consolidated balance sheet between liabilities and stockholders’ equity. Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustments to the redemption value impacts additional paid-in capital.

On December 31, 2009, the Company entered into agreements with Experian that provide for: (i) amending Experian’s right to sell to the Company (the “put”), and the Company’s right to purchase from Experian (the “call”), the membership interest in FARES held by Experian to provide that, if exercised in 2010, the exercise price will be $313.8 million in cash; (ii) the fixing of the closing date of any put or call as the last business day of the year in which the put or call is exercised or if exercised in December, on any business day in the following January as determined by the Company; and (iii) the ability of the Company to amend the operating agreement governing the joint venture following the exercise of the put or call subject to certain specified exceptions. As Experian’s right to exercise its put is outside of the Company’s control, the contractual obligation of $313.8 million is included as redeemable noncontrolling interest in the accompanying consolidated balance sheet.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company has an agreement with the owners of the noncontrolling interest holders in a subsidiary of FARES whereby the owners can put their ownership interest back to the Company at fair value, as defined by the operating agreement. The Company included the estimated liability associated with this put right as redeemable noncontrolling interests in the accompanying consolidated balance sheet at December 31, 2009.

NOTE 21.    Stockholders’ Equity:

On May 18, 2004, the Company announced that its Board of Directors adopted a plan authorizing the repurchase of $100 million of its common shares. On May 19, 2005, the Company announced an amendment to this plan increasing the amount of shares that the Company may repurchase to $200 million. On June 26, 2006, the Company announced a further amendment to this plan, increasing the amount of shares that may be repurchased to $500 million. On January 15, 2008, the Board of Directors authorized an additional $300 million of repurchase capacity. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. Between inception of the plan and December 31, 2007, the Company had repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. The Company did not repurchase any shares in 2009 and 2008.

NOTE 22.    Other Comprehensive Income (Loss):

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2006	$(5,777)	$9,488	$(178,995)	$(175,284)
Pretax change	66,092	15,781	63,337	145,210
Tax effect	(23,492)	—	(22,167)	(45,659)

Balance at December 31, 2007	36,823	25,269	(137,825)	(75,733)
Pretax change	(175,121)	(54,676)	(88,731)	(318,528)
Tax effect	61,236	—	31,056	92,292

Balance at December 31, 2008	(77,062)	(29,407)	(195,500)	(301,969)
Pretax change	89,826	36,886	9,611	136,323
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	18,633	—	—	18,633
Tax effect	(34,065)	—	11,405	(22,660)

Balance at December 31, 2009	$(2,668)	$7,479	$(174,484)	$(169,673)

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other comprehensive income (loss) allocated to The First American Corporation and noncontrolling interests are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2009
Allocated to The First American Corporation	$(5,461)	$12,147	$(174,484)	$(167,798)
Allocated to noncontrolling interests	2,793	(4,668)	—	(1,875)

Balance at December 31, 2009	$(2,668)	$7,479	$(174,484)	$(169,673)

2008
Allocated to The First American Corporation	$(76,710)	$(23,985)	$(195,500)	$(296,195)
Allocated to noncontrolling interests	(352)	(5,422)	—	(5,774)

Balance at December 31, 2008	$(77,062)	$(29,407)	$(195,500)	$(301,969)

2007
Allocated to The First American Corporation	$28,130	$24,535	$(137,825)	$(85,160)
Allocated to noncontrolling interests	8,693	734	—	9,427

Balance at December 31, 2007	$36,823	$25,269	$(137,825)	$(75,733)

The change in net unrealized gains on securities includes reclassification adjustments of $18.4 million, $0.6 million and $2.3 million of net realized gains on debt and equity securities for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 23.    Litigation and Regulatory Contingencies:

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where it has been determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. In accordance with accounting guidance, the Company maintained a reserve for these lawsuits totaling $18.9 million at December 31, 2009. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and asset valuation services. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based known facts. In accordance with accounting guidance, the Company maintained a reserve for these matters totaling $2.0 million at December 31, 2009. While the ultimate disposition of each such audit or investigation is not yet determinable,

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 24.    Business Combinations and Divestitures:

During the year ended December 31, 2009, the Company completed five acquisitions. Three acquisitions were included in the title insurance and services segment, one in the data and analytic solutions segment and one in the information and outsourcing solutions segment. These acquisitions had a combined purchase price of $8.4 million in cash and were not considered material, individually or in the aggregate. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the five acquisitions, the Company recorded approximately $5.5 million of goodwill and $0.3 million of intangible assets with finite lives.

Also during the year ended December 31, 2009, the Company purchased the remaining noncontrolling interests in eight companies already included in the Company’s consolidated financial statements, including the buy-in of First Advantage. Excluding the buy-in of First Advantage, the total purchase price of these transactions was $52.6 million in cash and $8.6 million in notes payable. During 2009, the Company completed the buy-in of the publicly held shares of First Advantage in a stock for stock transaction for $311.3 million (9.5 million Company shares). In connection with the buy-in, $9.1 million of stock-based compensation expense was recorded due to accelerated vesting of First Advantage stock options, restricted stock and RSUs. In addition to the above transactions, the Company paid $21.5 million for acquisition earn-outs.

During the year ended December 31, 2008, the Company completed three acquisitions. These acquisitions were not material, individually or in the aggregate. Of these three acquisitions, two have been included in the Company’s title insurance segment and one in the Company’s risk mitigation and business solutions segment.

The aggregate purchase price for the acquisitions included in the Company’s title insurance segment was $3.4 million in cash and $2.5 million in notes payable. The acquisition included in the Company’s risk mitigation and business solutions segment was completed by First Advantage. The aggregate purchase price for this acquisition was $16.3 million in cash. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the three acquisitions, the Company recorded approximately $22.5 million of goodwill and $2.3 million of intangible assets with finite lives.

In addition to the acquisitions discussed above, during the year ended December 31, 2008, the Company purchased the remaining noncontrolling interests in five companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $61.0 million in cash. As a result of the five transactions, the Company recorded approximately $28.3 million of goodwill and $0.4 million of intangible assets with finite lives.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25.    Segment Financial Information:

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

Financial Services Group

•

Title Insurance and Services: The title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate and provides investment advisory, trust, lending and deposit services. Beginning on January 1, 2010, this segment is also in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties, which was previously carried on by the data and analytic solutions segment. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. In Iowa, the Company provides title abstracts only because title insurance is not permitted by law. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets. The international operations account for an immaterial amount of the Company’s income before income taxes.

•

Specialty Insurance: The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 34 states and the District of Columbia.

Information Solutions Group

•

Information and Outsourcing Solutions: The information and outsourcing solutions segment provides a wide-range of products and services, including tax monitoring, flood zone certification and monitoring, building and maintaining geospatial proprietary software and databases, default management services, loan administration and production services, business process outsourcing and asset valuation and management services. These products are generally provided nationwide.

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

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Risk Mitigation and Business Solutions: The risk mitigation and business solutions segment is comprised entirely of First Advantage. First Advantage provides credit services, data services, employer services, multifamily services, and investigative and litigation support services. The credit services business offers lenders credit reporting solutions for mortgage and home equity needs, provides consumer credit reporting services and serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services. The data services business provides transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty finance credit reporting and lead generation services. The employer services business includes employment background screening, occupational health services, tax incentive services and hiring solutions. The multifamily services business provides resident screening and software services. The investigative and litigation support services business provides all investigative services.

Corporate consists primarily of investment gains and losses, personnel and other operating expenses associated with the Company’s corporate facilities, certain technology initiatives and unallocated interest expense. Eliminations consist of inter-segment revenues included in the results of the operating segments.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years ended December 31, 2009 is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates	Income (loss) before income taxes	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2009
Title Insurance	$3,672,359	$67,135	$10,065	$165,415	$4,320,340	$138,108	$31,881
Specialty Insurance	277,539	4,275	—	28,793	445,649	—	7,503
Information and Outsourcing Solutions	904,225	23,022	69,602	202,983	1,024,578	24,586	7,802
Data and Analytic Solutions	532,442	63,193	1,150	100,416	1,372,865	107,957	27,729
Risk Mitigation and Business Solutions	705,437	43,441	7,868	53,541	1,145,187	1,903	21,314
Corporate	3,923	19,081	2,704	(127,351)	414,478	44,487	357
Eliminations	(123,148)	(225)	—	—	—	—	—

	$5,972,777	$219,922	$91,389	$423,797	$8,723,097	$317,041	$96,586

2008
Title Insurance	$3,982,525	$80,460	$(2,620)	$(124,644)	$4,400,484	$114,538	$54,936
Specialty Insurance	297,817	3,329	—	17,859	420,983	—	7,344
Information and Outsourcing Solutions	727,712	23,707	41,318	151,415	994,273	29,332	19,724
Data and Analytic Solutions	545,027	68,568	907	80,250	1,338,443	105,667	29,331
Risk Mitigation and Business Solutions	782,274	64,756	5,299	62,992	1,131,610	—	31,522
Corporate	273	22,125	(142)	(143,661)	522,277	63,727	2,447
Eliminations	(121,870)	—	—	—	—	—	—

	$6,213,758	$262,945	$44,762	$44,211	$8,808,070	$313,264	$145,304

2007
Title Insurance	$5,632,767	$82,000	$9,462	$(234,812)	$4,269,343	$141,005	$74,190
Specialty Insurance	323,440	2,190	—	39,728	496,166	—	7,355
Information and Outsourcing Solutions	780,187	22,045	31,316	163,984	976,780	6,285	13,368
Data and Analytic Solutions	631,075	65,155	281	153,915	1,342,980	142,631	86,826
Risk Mitigation and Business Solutions	984,726	43,182	6,057	232,991	1,219,486	—	38,011
Corporate	(23,623)	17,767	592	(203,743)	343,166	71,364	9,358
Eliminations	(106,189)	—	—	—	—	—	—

	$8,222,383	$232,339	$47,708	$152,063	$8,647,921	$361,285	$229,108

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating revenues from external customers separated between domestic and foreign operations and by segment for each of the three years ended December 31, 2009 is as follows:

	December 31
	2009		2008		2007
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance	$3,282,822	$287,190	$3,535,818	$373,143	$5,033,328	$430,801
Specialty Insurance	269,631	—	286,321	—	302,822	—
Information and Outsourcing Solutions	832,888	—	668,747	—	721,577	—
Data and Analytic Solutions	419,246	5,957	433,026	8,099	475,956	8,454
Risk Mitigation and Business Solutions	656,537	37,033	686,178	89,316	769,736	84,545

	$5,461,124	$330,180	$5,610,090	$470,558	$7,303,419	$523,800

Long-lived assets separated between domestic and foreign operations and by segment as of December 31, 2009, 2008 and 2007 is as follows:

	December 31
	2009		2008		2007
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance	$1,455,956	$209,801	$1,553,216	$114,020	$1,664,079	$145,210
Specialty Insurance	107,774	—	109,254	—	104,301	—
Information and Outsourcing Solutions	844,246	108	865,412	—	878,674	—
Data and Analytic Solutions	1,112,922	39,701	1,133,993	25,460	1,159,928	20,166
Risk Mitigation and Business Solutions	853,776	74,118	855,121	71,514	845,756	59,770

	$4,374,674	$323,728	$4,516,996	$210,994	$4,652,738	$225,146

NOTE 26.    Subsequent Events:

Subsequent events have been reviewed through the date of issuance of these consolidated financial statements. There were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31 (2)
	(in thousands, except per share amounts)
2009 (1)
Revenues	$1,377,812	$1,537,382	$1,565,482	$1,492,101
Income before income taxes	$83,013	$152,413	$113,001	$75,370
Net income	$54,958	$93,935	$71,282	$49,001
Net income attributable to noncontrolling interests	$18,933	$23,663	$15,920	$11,009
Net income attributable to FAC	$36,025	$70,272	$55,362	$37,992
Net income per share attributable to FAC stockholders:
Basic (3)	$0.39	$0.75	$0.59	$0.39
Diluted (3)	$0.38	$0.75	$0.59	$0.38

(1)	Net income for the year ended December 31, 2009 includes income of $7.1 million related to certain items that should have been recorded in a prior year. These items increased diluted net income per share attributable to FAC stockholders by $0.05 for the year.
(2)	Net income for the fourth quarter ended December 31, 2009 includes income of $4.9 million related to certain items that should have been recorded in a prior quarter. These items increased diluted net income per share attributable to FAC stockholders by $0.03 for the quarter.
(3)	Net income per share attributable to FAC stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
	(in thousands, except per share amounts)
2008
Revenues	$1,659,125	$1,685,051	$1,518,970	$1,350,612
Income (loss) before income taxes	$69,574	$63,609	$823	$(89,795)
Net income (loss)	$47,457	$36,733	$1,856	$(57,681)
Net income attributable to noncontrolling interests	$18,139	$17,128	$10,196	$9,222
Net income (loss) attributable to FAC	$29,318	$19,605	$(8,340)	$(66,903)
Net income (loss) per share attributable to FAC stockholders:
Basic (2)	$0.32	$0.21	$(0.09)	$(0.72)
Diluted (2)	$0.32	$0.21	$(0.09)	$(0.72)

(1)	Net loss for the fourth quarter ended December 31, 2008 includes the impairment loss on goodwill of $19.7 million and the title insurance loss reserve strengthening adjustment of $78.0 million.
(2)	Net income (loss) per share attributable to FAC stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Revenues	$2,124,767	$2,162,904	$2,058,102	$1,876,610
Income (loss) before income taxes	$180,418	$(79,960)	$108,011	$(56,406)
Net income (loss)	$120,979	$(40,195)	$66,568	$(38,978)
Net income attributable to noncontrolling interests	$37,192	$25,801	$19,979	$28,521
Net income (loss) attributable to FAC	$83,787	$(65,996)	$46,589	$(67,499)
Net income (loss) per share attributable to FAC stockholders:
Basic (1)	$0.87	$(0.68)	$0.50	$(0.74)
Diluted (1)	$0.84	$(0.68)	$0.49	$(0.74)

(1)	Net income (loss) per share attributable to FAC stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

SCHEDULE I

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2009

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Registrant—None
Consolidated	$124,553	$124,553		$124,553

Debt securities:
U.S. Treasury bonds
Registrant—None
Consolidated	$72,316	$73,853		$73,853

Municipal bonds
Registrant—None
Consolidated	$132,965	$134,956		$134,956

Foreign bonds
Registrant—None
Consolidated	$150,105	$151,908		$151,908

Governmental agency bonds
Registrant—None
Consolidated	$326,787	$326,774		$326,774

Governmental agency mortgage-backed and asset-backed securities
Registrant—None
Consolidated	$1,023,867	$1,032,613		$1,032,613

Non-agency mortgage-backed and asset-backed securities
Registrant—None
Consolidated	$97,395	$61,424		$61,424

Corporate debt securities
Registrant—None
Consolidated	$86,911	$86,885		$86,885

Total debt securities:
Registrant—None
Consolidated	$1,890,346	$1,868,413		$1,868,413

Equity securities:
Registrant—None
Consolidated	$75,596	$99,167		$99,167

Other long-term investments:
Registrant	$47,589	$47,589	(1)	$47,589

Consolidated	$374,862	$374,862	(1)	$374,862

Total investments:
Registrant	$47,589	$47,589	(1)	$47,589

Consolidated	$2,465,357	$2,466,995		$2,466,995

(1)	As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs. The cost basis is used as a proxy for fair value.

SCHEDULE III

1 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2009
Title Insurance and Services	$—	$1,185,296	$7,216
Specialty Insurance	22,526	39,205	137,540
Information and Outsourcing Solutions	—	26,987	510,199
Data and Analytic Solutions	—	3,600	49,414
Risk Mitigation and Business Solutions	—	—	5,848
Corporate	—	—	—

Total	$22,526	$1,255,088	$710,217

2008
Title Insurance and Services	$—	$1,277,081	$9,248
Specialty Insurance	24,879	43,811	138,825
Information and Outsourcing Solutions	—	28,758	527,680
Data and Analytic Solutions	—	5,742	45,710
Risk Mitigation and Business Solutions	—	—	7,381
Corporate	—	—	—

Total	$24,879	$1,355,392	$728,844

SCHEDULE III

2 OF 2

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Operating revenues	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2009
Title Insurance and Services	$3,573,676	$98,683	$207,804	$—	$839,329	$—
Specialty Insurance	269,631	7,908	140,895	2,353	44,297	102,233
Information and Outsourcing Solutions	838,898	65,327	36,694	—	450,546	—
Data and Analytic Solutions	526,144	6,298	(1,941)	—	82,535	—
Risk Mitigation and Business Solutions	695,067	10,370	—	—	401,598	—
Corporate	—	3,923	—	—	20,491	—
Eliminations	(112,112)	(11,036)	—	—	(112,068)	—

Total	$5,791,304	$181,473	$383,452	$2,353	$1,726,728	$102,233

2008
Title Insurance and Services	$3,908,961	$73,564	$343,041	$—	$976,527	$—
Specialty Insurance	286,321	11,496	166,004	1,145	49,704	110,847
Information and Outsourcing Solutions	675,229	52,483	23,898	—	342,232	—
Data and Analytic Solutions	543,567	1,460	381	—	88,917	—
Risk Mitigation and Business Solutions	779,109	3,165	—	—	405,582	—
Corporate	—	273	—	—	30,157	—
Eliminations	(112,539)	(9,331)	—	—	(112,539)	—

Total	$6,080,648	$133,110	$533,324	$1,145	$1,780,580	$110,847

2007
Title Insurance and Services	$5,464,271	$168,496	$709,935	$—	$1,192,098	$—
Specialty Insurance	302,822	20,618	165,192	1,032	50,962	117,649
Information and Outsourcing Solutions	735,562	44,625	18,086	—	366,775	—
Data and Analytic Solutions	570,497	60,578	729	—	97,752	—
Risk Mitigation and Business Solutions	856,542	128,184	3	—	421,994	—
Corporate	—	(23,623)	—	—	45,627	—
Eliminations	(102,475)	(3,714)	—	—	(102,475)	—

Total	$7,827,219	$395,164	$893,945	$1,032	$2,072,733	$117,649

SCHEDULE IV

1 OF 1

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Insurance operating revenues before reinsurance	Ceded to other companies	Assumed from other companies	Insurance operating revenues	Percentage of amount assumed to operating revenues
Title Insurance
2009	$3,570,442	5,721	8,955	$3,573,676	0.3%

2008	$3,904,773	9,356	13,544	$3,908,961	0.3%

2007	$5,452,340	11,792	23,723	$5,464,271	0.4%

Specialty Insurance
2009	$114,094	7,832	—	$106,262	0.0%

2008	$122,118	7,341	—	$114,777	0.0%

2007	$129,179	8,558	—	$120,621	0.0%

SCHEDULE V

1 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2009

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$71,871	$34,693		$39,840	(A)	$66,724

Reserve for title losses and other claims:
Registrant—None
Consolidated	$1,355,392	$383,452	$14,023	$497,779	(B)	$1,255,088

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,600	$471				$2,071

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,604	$181		$1,009	(C)	$776

Reserve deducted from other assets:
Registrant—None
Consolidated	$20,317	$(6,086)		$—		$14,231

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$28,915	$(15,660)				$13,255

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

2 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2008

Column A	Column B	Column C		Column D		Column E
	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
Description		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,677	$40,178		$30,984	(A)	$71,871

Reserve for title losses and other claims:
Registrant—None
Consolidated	$1,357,632	$533,324	$(33,466)	$502,098	(B)	$1,355,392

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,488	$112				$1,600

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,316	$572		$284	(C)	$1,604

Reserve deducted from other assets:
Registrant—None
Consolidated	$18,996	$1,321		$—		$20,317

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$19,785	$9,130				$28,915

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

3 OF 3

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2007

Column A	Column B	Column C		Column D		Column E
	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
Description		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$62,467	$44,943		$44,733	(A)	$62,677

Reserve for title losses and other claims:
Registrant—None
Consolidated	$936,989	$893,945	$14,363	$487,665	(B)	$1,357,632

Reserve deducted from loans receivable:
Registrant—None
Consolidated	$1,440	$48				$1,488

Reserve deducted from assets acquired in connection with claim settlements:
Registrant—None
Consolidated	$1,280	$6,635		$6,599	(C)	$1,316

Reserve deducted from other assets:
Registrant—None
Consolidated	$1,713	$17,283		$—		$18,996

Reserve deducted from deferred income taxes:
Registrant—None
Consolidated	$11,043	$8,742				$19,785

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued an attestation report on the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Executive Compensation

On February 23, 2010, the Compensation Committee finalized its determinations regarding the amount of executive officer annual bonuses for services rendered during 2009. The cash portion of the annual bonuses is paid by reducing the amount of previously awarded performance units to the annual bonus amount and, assuming the performance criteria are met, converting those performance units to cash. The Compensation Committee determined that the applicable performance criteria were met and instructed that the performance units be converted to cash. Excess performance units were cancelled. The committee also determined the amount of long term incentive RSUs to be awarded to the executive officers. Target and actual named executive officer bonuses, the breakdown of the bonuses between cash and RSUs, and long term incentive RSU amounts are as follows:

	Target 2009 Bonus	Actual 2009 Bonus	Cash Portion of 2009 Bonus	RSU Portion of 2009 Bonus (1)	Long Term Incentive RSUs (1)
Kennedy, Parker S.	$2,075,000	$2,616,483	$1,308,242	$1,308,242	$850,000

Gilmore, Dennis J.	$1,690,000	$1,983,353	$991,677	$991,677	$850,000

Piszel, Anthony S.	$1,000,000	$1,260,956	$756,574	$504,382	$475,000

Sando, Barry M.	$950,000	$1,075,281	$698,933	$376,348	$325,000

Valdes, Max O.	$500,000	$630,478	$409,811	$220,667	$165,000

(1)	The RSUs vest in five equal annual installments commencing on the first anniversary of the date of the grant. Pursuant to Company policy, the number of RSUs awarded will be determined by dividing the applicable dollar amount by the closing price of the Company’s stock on the second full business day following the Company’s filing of this Annual Report on Form 10-K for the year ended December 31, 2009. A copy of the complete form of the Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement is attached hereto as Exhibit 10(zz).

The annual bonus amounts reflect the application of the metrics provided for in the bonus plan previously approved by the Compensation Committee, except that for Parker S. Kennedy, Dennis J. Gilmore, Anthony S. Piszel and Max O. Valdes the target title segment profit margins and labor and operating expense ratios did not adjust based on net operating revenue as originally contemplated by the bonus plan. In determining that the adjustment of the targets for net operating revenue should not apply the Compensation Committee believed the plan, as designed, did not appropriately reflect the impact of the decline in commercial revenues in 2009 on title segment margins and labor and operating expense ratios. The committee also noted the significant improvements in title segment performance, the meaningful increase in cash flow generated by the Company in 2009 compared to 2008 and the overall increase in stockholder value during 2009.

On February 23, 2010, the Compensation Committee also approved certain executive officer salaries, target bonus amounts and maximum long term incentive RSU awards.

Mr. Kennedy’s 2010 salary will remain at its 2009 level of $675,000 pending the consummation of the spin-off of the financial services businesses. Similarly, Mr. Kennedy’s pre-spin target bonus amount will remain at its 2009 annualized level of $2,075,000 and Mr. Kennedy’s maximum long term incentive RSU amount will remain at $850,000 on an annualized basis. With respect to service before the spin-off, Mr. Kennedy’s target bonus and maximum long term incentive amount will be prorated for the period from January 1, 2010 to the spin-off date. The committee deferred any determination of Mr. Kennedy’s post-spin compensation to the post-spin compensation committees.

Mr. Gilmore’s 2010 salary will remain at $650,000, target bonus will remain at $1,690,000 and maximum long term incentive RSU award amount will remain at $850,000 prior to the spin-off. Following the spin-off, when Mr. Gilmore becomes the chief executive officer of the publicly traded entity being spun-off from the Company, Mr. Gilmore’s salary will be $750,000, with a target bonus of $2,100,000 and a maximum long term incentive RSU award of $900,000. The ultimate 2010 target bonus and maximum long term incentive RSU opportunity will be determined by pro-rating the pre-spin and post-spin amounts based on the number of days before and after the spin-off during 2010.

Mr. Valdes’ 2010 salary, target bonus and maximum long term incentive RSU amounts will remain at their 2009 levels of $350,000, $500,000 and $175,000, respectively.

In addition, on February 23, 2010, the Compensation Committee determined the criteria upon which the target bonuses for Messrs. Kennedy, Gilmore and Valdes are anticipated to be adjusted in determining the annual incentive bonus amounts for services rendered during 2010.

Mr. Gilmore’s 2010 annual incentive bonus will be determined by adjusting the target bonus amount based on objective financial criteria in two areas (subject to certain specified adjustments that may be made at the discretion of the Compensation Committee), each of which has associated with it a threshold, target and superior level of achievement. Fifty percent of Mr. Gilmore’s target bonus amount adjusts based on the extent that actual return on equity for the financial services company deviates from budgeted return on equity and fifty percent adjusts based on the extent to which the actual pretax profit margin of the financial services company deviates from the budgeted margin. At threshold, target and superior performance levels, fifty percent, one hundred percent and one hundred seventy five percent of the target bonus amount is payable, respectively. Performance on each measure could range from zero to above one hundred seventy five percent to a maximum of two hundred fifty percent on a linear basis, provided that the total bonus payment is capped at one hundred seventy five percent of the target. It is anticipated that Mr. Gilmore’s bonus will be paid fifty percent in cash and fifty percent in RSUs vesting in four equal annual increments commencing on the first anniversary of the date of grant.

It is anticipated that half of Mr. Kennedy’s pre-spin-off 2010 bonus will be determined by adjusting the target bonus amount in the same manner as Mr. Gilmore’s bonus, and that the other half will be adjusted pursuant to the criteria applicable to the information solutions company’s chief executive officer, which criteria have yet to be determined. The post-spin-off portion of the bonus will be collectively determined by the two post-spin compensation committees.

Mr. Valdes’ annual incentive bonus will be determined in the same manner as Mr. Gilmore’s bonus amount, with the percentage to be paid in RSUs dependent upon Mr. Valdes’ total compensation for the year.

The payment of the cash portion of the 2010 annual incentive bonuses to named executive officers is anticipated to occur through the conversion into cash of performance units, which will be awarded to allow the Company to deduct for tax purposes the entire amount of such cash bonuses under section 162(m) of the Internal Revenue Code. Accordingly, each of Messrs. Kennedy, Gilmore and Valdes will receive performance units representing twice the cash portion of his 2010 annual incentive bonus amount at target (using the post-spin target amount for Messrs. Gilmore and Valdes), as follows: Parker S. Kennedy ($2,075,000); Dennis J. Gilmore ($2,100,000); and Max O. Valdes ($650,000). The award agreements give the Compensation Committee complete discretion to reduce the actual amount of performance units payable and the Compensation Committee expects to make such a reduction when it determines actual 2010 annual incentive bonus amounts. A copy of the complete form of the agreement awarding the performance units is attached hereto as Exhibit 10(mmm).

Shareholders’ Meeting

The Company’s annual shareholders’ meeting has been scheduled for May 18, 2010, at 2:00 p.m. in the Company’s home office at 1 First American Way, Santa Ana, California, 92707. Shareholders of record as of March 22, 2010, will be entitled to vote at the meeting. Shareholder proposals in connection with the meeting should be sent to our secretary and must be received no later than March 12, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 61 in Item 8 of Part II of this report.

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

Date: March 1, 2010

By	/s/ ANTHONY S. PISZEL

Anthony S. Piszel Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman, CEO and Director	March 1, 2010

/s/ ANTHONY S. PISZEL Anthony S. Piszel	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2010

/s/ MAX O. VALDES Max O. Valdes	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

/s/ GEORGE L. ARGYROS George L. Argyros	Director	March 1, 2010

/s/ BRUCE S. BENNETT Bruce S. Bennett	Director	March 1, 2010

/s/ MATHEW B. BOTEIN Mathew B. Botein	Director	March 1, 2010

/s/ J. DAVID CHATHAM J. David Chatham	Director	March 1, 2010

Signature	Title	Date

/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Director	March 1, 2010

/s/ WILLIAM G. DAVIS William G. Davis	Director	March 1, 2010

/s/ JAMES L. DOTI James L. Doti	Director	March 1, 2010

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	March 1, 2010

/s/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director	March 1, 2010

/s/ THOMAS C. O’BRIEN Thomas C. O’Brien	Director	March 1, 2010

/s/ FRANK O’BRYAN Frank O’Bryan	Director	March 1, 2010

John W. Peace	Director

/s/ D. VAN SKILLING D. Van Skilling	Director	March 1, 2010

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	March 1, 2010

/s/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	March 1, 2010

/s/ MARY LEE WIDENER Mary Lee Widener	Director	March 1, 2010

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of The First American Financial Corporation, dated July 14, 1998, incorporated by reference herein from Exhibit 3.1 of Amendment No. 1, dated July 28, 1998, to the Company’s Registration Statement No. 333-53681 on Form S-4.

(3)(b)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation, dated April 23, 1999, incorporated by reference herein from Exhibit (3) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)(c)	Certificate of Amendment of Restated Articles of Incorporation of The First American Financial Corporation, dated May 11, 2000, incorporated by reference herein from Exhibit 3.1 of Current Report on Form 8-K, dated June 12, 2000.

(3)(d)	Certificate of Amendment of Restated Articles of Incorporation of The First American Corporation, dated December 10, 2008, incorporated by reference herein from Exhibit 3(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(3)(e)	Amended and Restated Bylaws of The First American Corporation, effective December 10, 2008, incorporated by reference herein from Exhibit 3(e) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(4)(a)	Junior Subordinated Indenture, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.2) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(b)	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(c)	Certificate of Trust of First American Capital Trust I, incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(d)	Amended and Restated Declaration of Trust of First American Capital Trust I, dated as of April 22, 1997, incorporated by reference herein from Exhibit (4.3) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4)(e)	Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security), incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(f)	Form of New Guarantee Agreement, incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997.

(4)(g)	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee, incorporated by reference herein from Exhibit (4) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)(h)	Form of Underwriting Agreement, incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3, dated July 19, 2004.

(4)(i)	Form of First Supplemental Indenture, incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004.

(4)(j)	Form of Senior Note, incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004.

*(10)(a)	Description of Stock Bonus Plan, as amended, incorporated by reference herein from Exhibit 10(a) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(b)	Executive Supplemental Benefit Plan, dated April 10, 1986, and Amendment No. 1 thereto, dated October 1, 1986, incorporated by reference herein from Exhibit 10(b) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit No.	Description
*(10)(c)	Amendment No. 2, dated March 22, 1990, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(d)	Amendment No. 3, dated July 7, 1998, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(d) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(e)	Amendment No. 4, dated March 22, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(f)	Amendment No. 5, dated July 19, 2000, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(g)	Amendment No. 6, dated September 1, 2005, to Executive Supplemental Benefit Plan, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*(10)(h)	Amended and Restated Executive Supplemental Benefit Plan, dated November 1, 2007, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*(10)(i)	Amended and Restated Executive Supplemental Benefit Plan, effective as of January 1, 2009, incorporated by reference herein from Exhibit 10(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(j)	Management Supplemental Benefit Plan, dated July 20, 1988, incorporated by reference herein from Exhibit 10(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*(10)(k)	Amendment No. 1, dated July 7, 1998, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*(10)(l)	Amendment No. 2, dated March 22, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(h) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(m)	Amendment No. 3, dated July 19, 2000, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(f) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(n)	Amendment No. 4, dated September 1, 2005, to Management Supplemental Benefit Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
*(10)(o)	Amended and Restated Management Supplemental Benefit Plan, dated November 1, 2007, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*(10)(p)	Amended and Restated Management Supplemental Benefit Plan, effective as of January 1, 2009, incorporated by reference herein from Exhibit 10(p) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(q)	Pension Restoration Plan (effective as of January 1, 1994), incorporated by reference herein from Exhibit (10)(c) of Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*(10)(r)	Amendment No. 1, dated July 19, 2000, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit No.	Description

*(10)(s)	Amendment No. 2, dated August 1, 2001, to Pension Restoration Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*(10)(t)	Amendment No. 3, dated April 21, 2008, to Pension Restoration Plan.

*(10)(u)	Amended and Restated Pension Restoration Plan, effective as of January 1, 2009, incorporated by reference herein from Exhibit 10(t) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(v)	1996 Stock Option Plan, incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8, dated December 30, 1996.

*(10)(w)	Amendment No. 1, dated February 26, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(i) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(x)	Amendment No. 2, dated June 22, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(j) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(y)	Amendment No. 3, dated July 7, 1998, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(k) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(z)	Amendment No. 4, dated April 22, 1999, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(10)(aa)	Amendment No. 5, dated February 29, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(o) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(bb)	Amendment No. 6, dated July 19, 2000, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(cc)	Amendment No. 7, dated June 4, 2002, to 1996 Stock Option Plan, incorporated by reference herein from Exhibit (10)(a) of Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

*(10)(dd)	Stock Option Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K, dated March 31, 2006.

*(10)(ee)	Amended and Restated Change in Control Agreement (Executive Form), dated February 26, 2008, incorporated by reference herein from Exhibit (10)(xxx) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(ff)	Amended and Restated Change in Control Agreement (Executive Form), effective as of January 1, 2009, incorporated by reference herein from Exhibit 10(ee) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(gg)	Amended and Restated Change in Control Agreement (Executive Form), effective as of January 1, 2010, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*(10)(hh)	Amended and Restated Change in Control Agreement (Management Form), dated February 26, 2008, incorporated by reference herein from Exhibit (10)(yyy) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Exhibit No.	Description

*(10)(ii)	Amended and Restated Change in Control Agreement (Management Form), effective as of January 1, 2009, incorporated by reference herein from Exhibit 10(gg) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(jj)	Amended and Restated Change in Control Agreement (Management Form), effective as of January 1, 2010, incorporated by reference herein from Exhibit (10)(d) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*(10)(kk)	Letter agreement regarding Amended and Restated Change in Control Agreement, dated December 29, 2008, incorporated by reference herein from Exhibit 10(hh) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(ll)	1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8, dated December 11, 1997.

*(10)(mm)	Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998, incorporated by reference herein from Exhibit (10)(m) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(nn)	Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998, incorporated by reference herein from Exhibit (10)(n) of Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)(oo)	Amendment No. 3, dated July 19, 2000, to 1997 Directors’ Stock Plan, incorporated by reference herein from Exhibit (10)(c) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)(pp)	Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009, incorporated by reference herein from Exhibit 10(mm) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(qq)	The First American Financial Corporation Deferred Compensation Plan Trust Agreement, dated March 10, 2000, incorporated by reference herein from Exhibit (10)(w) of Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)(rr)	Letter agreement, dated June 25, 2007, regarding the retirement of Craig I. DeRoy, incorporated by reference herein from Exhibit 10(a) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*(10)(ss)	The First American Corporation 2006 Incentive Compensation Plan, incorporated by reference herein from Appendix A of the Definitive Proxy Statement of the Company filed on April 10, 2006.

*(10)(tt)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated February 27, 2007.

*(10)(uu)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated March 20, 2007.

*(10)(vv)	Form of Amendment to Restricted Stock Unit Award Agreement, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated April 6, 2007.

*(10)(ww)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 26, 2008, incorporated by reference herein from Exhibit (10)(tt) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(xx)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 10, 2009, incorporated by reference herein from Exhibit 10(uu) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Exhibit No.	Description

*(10)(yy)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved October 5, 2009, incorporated by reference herein from Exhibit (10)(e) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*(10)(zz)	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010.

*(10)(aaa)	Restricted Stock Award Agreement, dated as of March 31, 2006, between The First American Corporation and Frank V. McMahon, incorporated by reference herein from Exhibit 99.1 of Current Report on Form 8-K, dated March 31, 2006.

*(10)(bbb)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated March 1, 2007.

*(10)(ccc)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

*(10)(ddd)	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009, incorporated by reference herein from Exhibit 10(yy) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(eee)	Arrangement regarding bonus plan for named executive officers, approved February 28, 2008, incorporated by reference herein to the description contained in Item 9B of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(fff)	Arrangement regarding bonus plan for named executive officers, approved July 29, 2008, incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated July 29, 2008.

*(10)(ggg)	Arrangement regarding salaries, bonuses, long term incentive restricted stock units and performance units for named executive officers, approved March 12, 2009, incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated March 13, 2009.

*(10)(hhh)	Arrangement regarding bonus plan for named executive officers, approved April 6, 2009, incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated April 10, 2009.

*(10)(iii)	Arrangement regarding salaries, bonuses, long term incentive restricted stock units and performance units for named executive officers, approved February 23, 2010, incorporated by reference herein to the description contained in Item 9B of this Annual Report on Form 10-K.

*(10)(jjj)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K, dated March 20, 2007.

*(10)(kkk)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 26, 2008, incorporated by reference herein from Exhibit (10)(yy) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*(10)(lll)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 10, 2009, incorporated by reference herein from Exhibit 10(eee) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(mmm)	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010.

(10)(nnn)	Amended and Restated Contribution and Joint Venture Agreement by and among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated December 31, 2009.

Exhibit No.	Description

(10)(ooo)	Amended and Restated Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, by and among First American Real Estate Information Services, Inc. and Experian Information Solutions, Inc., et al., dated December 31, 2009.

(10)(ppp)	Reseller Services Agreement, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(g) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(qqq)	Amendment to Reseller Services Agreement for Resales to Consumers, dated as of November 30, 1997, incorporated by reference herein from Exhibit (10)(h) of Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10)(rrr)	Termination and Release Agreement by and among The First American Corporation and Experian Information Solutions, Inc., et al., dated December 31, 2009.

(10)(sss)	Second Amended and Restated Credit Agreement, dated as of November 16, 2009, among The First American Corporation, JP Morgan Chase Bank, as Administrative Agent, and certain other Lenders party thereto.

(10)(ttt)	Promissory Note, dated as of December 13, 2007, of First American CoreLogic Holdings, Inc. in favor of Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated December 13, 2007.

(10)(uuu)	Master Security Agreement, dated as of December 13, 2007, between First American CoreLogic Holdings, Inc. and Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.2 to Current Report on Form 8-K, dated December 13, 2007.

(10)(vvv)	Continuing Guaranty, dated as of December 13, 2007, by First American Real Estate Solutions LLC in favor of Banc of America Leasing & Capital, LLC, incorporated by reference herein from Exhibit 99.3 to Current Report on Form 8-K, dated December 13, 2007.

(10)(www)	Letter to Curt Johnson, dated February 26, 2008, regarding relocation loan, incorporated by reference herein from Exhibit (10)(www) of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(10)(xxx)	Support Agreement, dated April 10, 2008, between The First American Corporation, Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I L.P., Highfields Capital II L.P., and Highfields Capital III L.P., incorporated by reference herein from Exhibit 99.1 to Current Report on Form 8-K, dated April 14, 2008.

(10)(yyy)	Employment offer letter, dated February 21, 2006 from The First American Corporation to Frank V. McMahon, incorporated by reference herein from Exhibit 99.2 of Current Report on Form 8-K, dated February 21, 2006.

(10)(zzz)	Employment Agreement, dated September 12, 2008, between First American Title Insurance Company and Curt G. Johnson, incorporated by reference herein from Exhibit 10(b) of Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*(10)(aaaa)	Employment Agreement, dated December 17, 2008, between The First American Corporation and Dennis J. Gilmore, incorporated by reference herein from Exhibit 10(dddd) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(bbbb)	Employment Agreement, dated December 17, 2008, between The First American Corporation and Barry M. Sando, incorporated by reference herein from Exhibit 10(eeee) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(cccc)	Employment Agreement, dated December 17, 2008, between The First American Corporation and Max O. Valdes, incorporated by reference herein from Exhibit 10(ffff) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Exhibit No.	Description

*(10)(dddd)	Employment Agreement, dated January 27, 2009, between The First American Corporation and Anthony S. Piszel, incorporated by reference herein from Exhibit 10(gggg) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*(10)(eeee)	Letter agreement regarding relocation arrangement with Anthony S. Piszel, dated August 25, 2009, incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*(10)(ffff)	Employment Agreement, dated August 10, 2009, between First Advantage Corporation and Anand Nallathambi, incorporated by reference herein from Exhibit 99(e)(8) of Solicitation/Recommendation Statement on Schedule 14D-9 of First Advantage Corporation, dated October 9, 2009.

*(10)(gggg)	Separation Agreement and General Release, dated as of January 13, 2010, between The First American Corporation and Frank V. McMahon.

*(10)(hhhh)	Consulting Agreement, dated as of January 13, 2010, between The First American Corporation and Frank V. McMahon.

*(10)(iiii)	Non-Employee Director 2009 Compensation Summary, incorporated by reference herein from Exhibit 10(hhhh) of Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.