Form 10-Q
period 2010-03-31
FIRST AMERICAN CORP
filed 2010-05-03
CIK 36047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On April 26, 2010, there were 103,901,992 Common shares outstanding.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 and 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE CONSUMMATION OF THE PROPOSED SPIN-OFF TRANSACTION ANNOUNCED JANUARY 15, 2008, THE FORM AND TIMING THEREOF AND THE REMAINING STEPS TO BE TAKEN IN CONNECTION THEREWITH;

•	THE CLOSING OF THE FINCO CREDIT AGREEMENT;

•	THE EXPIRATION OF THE COMPANY’S DEBT TENDER OFFERS;

•	CHANGES IN UNRECOGNIZED TAX POSITIONS AND THE EFFECT THEREOF ON THE COMPANY’S EFFECTIVE TAX RATE;

•	THE CONSIDERATION TO BE PAID FOR THE REMAINING NONCONTROLLING INTERESTS IN FIRST AMERICAN CORELOGIC HOLDINGS, INC.;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	THE EXPECTED CLOSING AND PURCHASE PRICE TO ACQUIRE EXPERIAN’S INTEREST IN FARES;

•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	THE EFFECT OF THE ISSUES FACING THE COMPANY’S CUSTOMERS;

•	THE IMPACT OF THE UNCERTAINTY IN THE OVERALL ECONOMY, INCLUDING UNEMPLOYMENT AND THE REAL ESTATE AND MORTGAGE MARKETS, ON THE COMPANY’S LINES OF BUSINESS;

•	THE COMPANY’S COST CONTROL INITIATIVES, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE, SALES EFFORTS AND DEVELOPMENT OF NEW PRODUCTS AND SERVICE OFFERINGS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	FUTURE PAYMENT OF DIVIDENDS; AND

•	THE BENEFITS TO BE PROVIDED TO THE COMPANY’S EXECUTIVE CHAIRMAN FOLLOWING THE CONSUMMATION OF THE SPIN-OFF

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

•	INCREASES IN THE SIZE OF THE COMPANY’S CUSTOMERS;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE COMPANY’S PENSION PLAN;

•	WEAKNESS IN THE COMMERCIAL REAL ESTATE MARKET AND INCREASES IN THE AMOUNT OR SEVERITY OF COMMERCIAL REAL ESTATE TRANSACTION CLAIMS;

•	REGULATION OF TITLE INSURANCE RATES; AND

•	OTHER FACTORS DESCRIBED IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, AS UPDATED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$758,816	$982,448
Accounts and accrued income receivable, net	478,221	491,539
Income taxes receivable	40,051	97,989
Investments:
Deposits with savings and loan associations and banks	95,567	124,553
Debt securities	2,025,295	1,868,413
Equity securities	89,659	99,167
Other long-term investments	378,143	374,862

	2,588,664	2,466,995

Loans receivable, net	163,329	161,897
Property and equipment, net	592,440	591,782
Title plants and other indexes	693,230	692,359
Deferred income taxes	13,255	13,255
Goodwill	2,621,494	2,617,577
Other intangible assets, net	246,584	257,526
Other assets	346,169	349,730

	$8,542,253	$8,723,097

Liabilities and Equity
Demand deposits	$1,182,759	$1,153,574
Accounts payable and accrued liabilities	994,734	1,085,031
Deferred revenue	687,989	710,217
Reserve for known and incurred but not reported claims	1,227,473	1,255,088
Notes and contracts payable	775,660	791,083
Deferrable interest subordinated notes	88,059	100,000
Mandatorily redeemable noncontrolling interests	72,000	—

Total liabilities	5,028,674	5,094,993

Commitments and contingencies
Redeemable noncontrolling interests	313,847	458,847
The First American Corporation (“FAC”) stockholders’ equity:
Preferred stock, $1 par value Authorized—500 shares; Outstanding—None
Common stock, $1 par value:
Authorized—180,000 shares
Outstanding—103,846 and 103,283 shares	103,846	103,283
Additional paid-in capital	1,017,916	1,001,305
Retained earnings	2,223,792	2,217,505
Accumulated other comprehensive loss	(158,922)	(167,798)

Total FAC stockholders’ equity	3,186,632	3,154,295
Noncontrolling interests	13,100	14,962

Total equity	3,199,732	3,169,257

	$8,542,253	$8,723,097

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Operating revenues	$1,312,622	$1,319,169
Investment and other income	45,279	57,613
Net realized investment gains	4,136	3,452
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	(19)	—
Total OTTI losses on debt securities	(736)	(43,183)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	(971)	40,761

	(1,726)	(2,422)

	1,360,311	1,377,812

Expenses
Salaries and other personnel costs	448,807	462,860
Premiums retained by agents	302,508	239,559
Other operating expenses	403,824	427,130
Provision for title losses and other claims	75,892	89,391
Depreciation and amortization	49,823	52,002
Premium taxes	9,264	7,766
Interest	10,144	16,091

	1,300,262	1,294,799

Income before income taxes	60,049	83,013
Income taxes	21,410	28,055

Net income	38,639	54,958
Less: Net income attributable to noncontrolling interests	9,183	18,933

Net income attributable to FAC	$29,456	$36,025

Net income per share attributable to FAC stockholders (Note 10):
Basic	$0.28	$0.39

Diluted	$0.28	$0.38

Cash dividends per share	$0.22	$0.22

Weighted-average common shares outstanding (Note 10):
Basic	103,474	93,022

Diluted	104,752	93,695

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net income	$38,639	$54,958

Other comprehensive income (loss), net of tax:
Unrealized gain on securities	1,475	624
Unrealized gain (loss) on securities for which credit-related portion was recognized in earnings	1,990	(4,720)
Foreign currency translation adjustment	3,978	(4,577)
Pension benefit adjustment	3,514	3,607

Total other comprehensive income (loss), net of tax	10,957	(5,066)

Comprehensive income	49,596	49,892
Less: Comprehensive income attributable to noncontrolling interests	11,264	20,576

Comprehensive income attributable to FAC	$38,332	$29,316

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$38,639	$54,958
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for title losses and other claims	75,892	89,391
Depreciation and amortization	49,823	52,002
Share-based compensation expense	9,891	11,292
Net realized investment gains	(4,136)	(3,452)
Net OTTI losses recognized in earnings	1,726	2,422
Equity in earnings of affiliates	(13,151)	(21,112)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(107,382)	(128,250)
Net change in income tax accounts	53,893	14,287
Decrease in accounts and accrued income receivable	13,286	49,433
Decrease in accounts payable and accrued liabilities	(84,702)	(109,604)
Decrease in deferred revenue	(22,223)	(26,200)
Other, net	2,786	(3,454)

Cash provided by (used for) operating activities	14,342	(18,287)

Cash flows from investing activities:
Net cash effect of company acquisitions	(3,922)	(20,485)
Purchase of subsidiary shares from redeemable noncontrolling interests	(72,000)	—
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(3,550)	(7,997)
Sale of subsidiary shares to / other increases in noncontrolling interests	51	778
Increase in deposits with banks	(3,001,385)	(10,603,789)
Proceeds from deposits with banks	3,029,895	10,579,390
Net increase in loans receivable	(1,432)	(2,595)
Purchases of debt and equity securities	(478,850)	(91,620)
Proceeds from sales of debt and equity securities	209,488	75,610
Proceeds from maturities of debt securities	133,740	60,299
Dividends received from unconsolidated subsidiaries	9,265	13,938
Net decrease (increase) in other long-term investments	1,625	(4,306)
Capital expenditures	(38,422)	(18,770)
Purchases of capitalized data	(5,949)	(6,094)
Proceeds from sale of property and equipment	1,364	8,611

Cash used for investing activities	(220,082)	(17,030)

Cash flows from financing activities:
Net change in demand deposits	29,185	59,975
Proceeds from issuance of debt	3,596	45,006
Repayment of debt	(31,438)	(50,160)
Proceeds from exercise of stock options	5,679	1,318
Proceeds from issuance of stock to employee benefit plans	1,761	1,289
Contributions from noncontrolling interests	—	891
Distributions to noncontrolling interests	(355)	(3,499)
Distributions to redeemable noncontrolling interests	(5,118)	—
Excess tax benefits from share-based compensation	1,520	84
Cash dividends	(22,722)	(20,452)

Cash (used for) provided by financing activities	(17,892)	34,452

Net decrease in cash and cash equivalents	(223,632)	(865)
Cash and cash equivalents—Beginning of period	982,448	934,945

Cash and cash equivalents—End of period	$758,816	$934,080

Supplemental information:
Cash paid (received) during the quarter for:
Interest	$7,182	$18,337
Premium taxes	$10,721	$10,454
Income taxes	$(24,549)	$12,162

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Equity

(in thousands)

(unaudited)

	First American Corporation Stockholders					Non-controlling interests (1)	Total
	Shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2009	103,283	$103,283	$1,001,305	$2,217,505	$(167,798)	$14,962	$3,169,257
Net income for three months ended March 31, 2010	—	—	—	29,456	—	(89)	29,367
Dividends on common shares	—	—	—	(22,846)	—	—	(22,846)
Shares issued in connection with restricted stock unit, option and benefit plans	563	563	3,414	—	—	—	3,977
Share-based compensation expense	—	—	9,787	—	—	—	9,787
Restricted stock unit dividend equivalents	—	—	323	(323)	—	—	—
Purchase of subsidiary shares from / other decreases in noncontrolling interests	—	—	(2,067)	—	—	(3,550)	(5,617)
Sale of subsidiary shares to / other increases in noncontrolling interests	—	—	—	—	—	51	51
Distributions to noncontrolling interests	—	—	—	—	—	(355)	(355)
Adjust redeemable noncontrolling interests to redemption value	—	—	5,154	—	—	—	5,154
Other comprehensive income	—	—	—	—	8,876	2,081	10,957

Balance at March 31, 2010	103,846	$103,846	$1,017,916	$2,223,792	$(158,922)	$13,100	$3,199,732

(1)	Excludes amounts related to redeemable noncontrolling interests recorded in the mezzanine section of the Company’s condensed consolidated balance sheet between liabilities and stockholders’ equity. See Note 14 Redeemable Noncontrolling Interests and Stockholders’ Equity to the condensed consolidated financial statements for a summary of the changes in redeemable noncontrolling interests.

See notes to condensed consolidated financial statements.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed consolidated results for the interim periods. Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance surrounding the Hierarchy of Generally Accepted Accounting Principles. This guidance established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for codifying existing GAAP, the adoption of this statement did not have an impact on the determination or reporting of the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued guidance relating to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance relating to the disclosure of subsequent events. This guidance is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted the guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In December 2008, the FASB issued guidance that expands the disclosures required in an employer’s financial statements about pension and other postretirement benefit plan assets. The new disclosures include more details about the categories of plan assets and information regarding fair value measurements. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the guidance in the fourth quarter of 2009 and except for the disclosure requirements, the adoption had no impact on its condensed consolidated financial statements.

Equity Method Investments

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

(in thousands)	For the Three Months Ended March 31,
	2010	2009
Statement of operations
Net revenue	$85,032	$122,757
Income before income taxes	$20,841	$26,896
Net income	$20,720	$26,518

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 2 – Spin-off Developments

On January 15, 2008, the Company announced that its Board of Directors had approved a plan to separate the Company into two independent publicly traded companies (the “separation”), one consisting of the Company’s financial services businesses, First American Financial Corporation (“FinCo”), a wholly-owned subsidiary of the Company, and one for its information solutions businesses, InfoCo. The Company expects to accomplish this by way of a dividend distribution of the common stock of FinCo to the Company’s shareholders (the “Distribution”). Immediately following the Distribution, the Company’s shareholders will own 100 percent of the outstanding common stock of FinCo. Prior to the Distribution, certain internal transactions will occur so that FinCo directly or indirectly owns all of the Company’s financial services businesses. The remaining entity, InfoCo, will own all of the Company’s remaining information solutions businesses. FinCo will adopt the “FAF” ticker symbol and its shares of common stock will be traded on the New York Stock Exchange under that symbol. InfoCo will be known as CoreLogic, Inc. and its shares of common stock will be traded on the New York Stock Exchange under the ticker symbol “CLGX.”

The Company continues to proceed with preparations for the separation, and currently expects the separation to occur during the first half of 2010, with a target date of June 1, 2010. FinCo filed a Form 10 Registration Statement with the Securities and Exchange Commission on December 14, 2009, Amendment No. 1 thereto on February 12, 2010, Amendment No. 2 thereto on March 22, 2010, and Amendment No. 3 thereto on April 30, 2010, in preparation for the separation. The transaction remains subject to customary conditions, including final approval by the Board of Directors, effectiveness of the Form 10 Registration Statement, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities, many of which have already been received. In April 2010, the Company and FinCo established the post separation credit facilities for both InfoCo and FinCo. See Note 8 Notes and Contracts Payable to the condensed consolidated financial statements for further discussion regarding the post separation credit facilities.

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.90 billion and $2.86 billion at March 31, 2010 and December 31, 2009, respectively, of which $0.9 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, with $867.5 million and $794.3 million included in debt and equity securities at March 31, 2010 and December 31, 2009, respectively, and $18.4 million and $70.6 million included in cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.94 billion and $2.93 billion at March 31, 2010 and December 31, 2009, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

Like-kind exchange funds held by the Company totaled $314.0 million and $385.0 million at March 31, 2010 and December 31, 2009, respectively, of which $202.4 million and $186.0 million at March 31, 2010 and December 31, 2009, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents with offsetting liabilities included in demand deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under GAAP and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 4 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments
		gains	losses		in AOCI
March 31, 2010
U.S. Treasury bonds	$77,148	$1,983	$(51)	$79,080	$—
Municipal bonds	164,327	2,156	(1,038)	165,445	—
Foreign bonds	154,876	1,605	(268)	156,213	—
Governmental agency bonds	419,393	2,255	(912)	420,736	—
Governmental agency mortgage-backed and asset-backed securities	1,005,295	12,207	(3,278)	1,014,224	—
Non-agency mortgage-backed and asset-backed securities (1)	91,325	2,194	(33,938)	59,581	29,923
Corporate debt securities	128,819	1,815	(618)	130,016	—

	$2,041,183	$24,215	$(40,103)	$2,025,295	$29,923

December 31, 2009
U.S. Treasury bonds	$72,316	$1,834	$(297)	$73,853	$—
Municipal bonds	132,965	2,484	(493)	134,956	—
Foreign bonds	150,105	1,886	(83)	151,908	—
Governmental agency bonds	326,787	1,816	(1,829)	326,774	—
Governmental agency mortgage-backed and asset-backed securities	1,023,867	14,829	(6,083)	1,032,613	—
Non-agency mortgage-backed and asset-backed securities (1)	97,395	1,548	(37,519)	61,424	30,894
Corporate debt securities	86,911	1,204	(1,230)	86,885	—

	$1,890,346	$25,601	$(47,534)	$1,868,413	$30,894

(1)	At March 31, 2010, the $91.3 million amortized cost is net of $1.7 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the three months ended March 31, 2010. At December 31, 2009, the $97.4 million amortized cost is net of $19.7 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2009. At March 31, 2010, the $33.9 million gross unrealized losses include $15.6 million of unrealized losses for securities determined to be other-than-temporarily impaired and $18.3 million of unrealized losses for securities for which an other-than temporary impairment has not been recognized. At December 31, 2009, the $37.5 million gross unrealized losses include $16.7 million of unrealized losses for securities determined to be other-than-temporarily impaired and $20.8 million of unrealized losses for securities for which an other-than temporary impairment has not been recognized. The $29.9 million and $30.9 million other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) as of March 31, 2010 and December 31, 2009, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, from January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed and asset-backed securities only.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
March 31, 2010
Preferred stocks	$24,570	$1,713	$(545)	$25,738
Common stocks	43,437	20,484	—	63,921

	$68,007	$22,197	$(545)	$89,659

December 31, 2009
Preferred stocks	$32,007	$1,523	$(2,179)	$31,351
Common stocks	43,589	24,228	(1)	67,816

	$75,596	$25,751	$(2,180)	$99,167

The Company had the following net unrealized gains (losses) as of March 31, 2010 and December 31, 2009:

(in thousands)	As of March 31, 2010	As of December 31, 2009
Debt securities for which an OTTI has been recognized	$(13,395)	$(15,148)
Debt securities—all other	(2,493)	(6,785)
Equity securities	21,652	23,571

	$5,764	$1,638

Sales of debt and equity securities resulted in realized gains of $4.7 million and $1.9 million and realized losses of $0.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The Company had the following gross unrealized losses as of March 31, 2010 and December 31, 2009:

	12 months or less		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2010
Debt securities
U.S. Treasury bonds	$12,312	$(51)	$—	$—	$12,312	$(51)
Municipal bonds	88,190	(991)	1,302	(47)	89,492	(1,038)
Foreign bonds	71,483	(265)	2,568	(3)	74,051	(268)
Governmental agency bonds	194,027	(901)	4,139	(11)	198,166	(912)
Governmental agency mortgage-backed and asset-backed securities	406,666	(1,783)	222,180	(1,495)	628,846	(3,278)
Non-agency mortgage-backed and asset-backed securities	398	(18)	55,612	(33,920)	56,010	(33,938)
Corporate debt securities	54,636	(431)	4,235	(187)	58,871	(618)

Total debt securities	827,712	(4,440)	290,036	(35,663)	1,117,748	(40,103)
Equity securities	1,278	(178)	1,926	(367)	3,204	(545)

Total	$828,990	$(4,618)	$291,962	$(36,030)	$1,120,952	$(40,648)

December 31, 2009
Debt securities
U.S. Treasury bonds	$44,382	$(297)	$—	$—	$44,382	$(297)
Municipal bonds	42,428	(448)	25,067	(45)	67,495	(493)
Foreign bonds	28,541	(82)	1,091	(1)	29,632	(83)
Governmental agency bonds	185,351	(1,817)	4,138	(12)	189,489	(1,829)
Governmental agency mortgage-backed and asset-backed securities	268,778	(3,051)	319,375	(3,032)	588,153	(6,083)
Non-agency mortgage-backed and asset-backed securities	1,767	(176)	56,955	(37,343)	58,722	(37,519)
Corporate debt securities	49,970	(443)	23,500	(787)	73,470	(1,230)

Total debt securities	621,217	(6,314)	430,126	(41,220)	1,051,343	(47,534)
Equity securities	1,523	(1,380)	7,776	(800)	9,299	(2,180)

Total	$622,740	$(7,694)	$437,902	$(42,020)	$1,060,642	$(49,714)

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2010.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,414	$2,486	0.0%	0.0%	100.0%
2006	10	41,750	25,542	0.0%	0.5%	99.5%
2005	7	12,412	9,267	0.0%	54.1%	45.9%
2003	3	863	793	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	24,286	17,747	0.0%	0.0%	100.0%
Non-agency asset-backed securities	5	4,600	3,746	100.0%	0.0%	0.0%

	28	$91,325	$59,581	6.0%	7.6%	86.4%

As of March 31, 2010, 16 non-agency mortgage-backed and asset-backed securities with an amortized cost of $60.9 million and an estimated fair value of $38.3 million were on negative credit watch by S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$5,337	$67,110	$4,567	$134	$77,148
Estimated fair value	$5,440	$68,419	$5,061	$160	$79,080
Municipal bonds
Amortized cost	$3,176	$24,269	$95,819	$41,063	$164,327
Estimated fair value	$3,222	$25,278	$95,944	$41,001	$165,445
Foreign bonds
Amortized cost	$73,372	$73,906	$7,598	$—	$154,876
Estimated fair value	$73,640	$74,947	$7,626	$—	$156,213
Governmental agency bonds
Amortized cost	$5,495	$247,105	$133,320	$33,473	$419,393
Estimated fair value	$5,635	$248,268	$133,556	$33,277	$420,736
Corporate debt securities
Amortized cost	$2,956	$71,631	$51,264	$2,968	$128,819
Estimated fair value	$3,001	$72,835	$51,197	$2,983	$130,016

Total debt securities excluding mortgage-backed and asset-backed securities
Amortized cost	$90,336	$484,021	$292,568	$77,638	$944,563
Estimated fair value	$90,938	$489,747	$293,384	$77,421	$951,490

Total mortgage-backed and asset-backed securities
Amortized cost					$1,096,620
Estimated fair value					$1,073,805
Total debt securities
Amortized cost					$2,041,183
Estimated fair value					$2,025,295

Other-than-temporary impairment—debt securities

Dislocations in the capital and credit markets continue to result in volatility and disruption in the financial markets. These and other factors including the decline in liquidity of credit markets, failures of significant financial institutions, declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions, and a general slowdown in economic activity have contributed to decreases in the fair value of the Company’s investment portfolio as of March 31,

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

2010. As of March 31, 2010, gross unrealized losses on non-agency mortgage-backed and asset-backed securities for which an other-than-temporary impairment has not been recognized were $18.3 million (which represents 21 securities), of which $18.3 million related to 20 securities that have been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed and asset-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed and asset-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at March 31, 2010, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

In the first quarter of 2009, the Company adopted newly issued accounting guidance that established a new method of recognizing and measuring other-than-temporary impairment of debt securities. The Company assesses the unrealized losses in its debt security portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities. If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of March 31, 2010, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

If the Company does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before the recovery of its remaining amortized cost basis), the losses the Company considers to be the credit portion of the other-than-temporary impairment loss (“credit loss”) is recognized in earnings and the non-credit portion is recognized in other comprehensive income. The credit loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. The cash flows expected to be collected are discounted at the rate implicit in the security immediately prior to the recognition of the other-than-temporary impairment.

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security. Specifically, the cash flows expected to be collected for each non-agency mortgage-backed and asset-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and the Company’s securities, loans and property data and market analytics tools.

The table below summarizes the primary assumptions used at March 31, 2010 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.1%	4.0% – 13.6%
Default rates	5.4%	0.1% – 16.8%
Loss severity	33.3%	0.2% – 61.5%

As a result of the Company’s security-level review, it recognized $1.7 million of other-than-temporary impairments in earnings for the three months ended March 31, 2010. Total new other-than-temporary impairments for the three months ended March 31, 2010 were $0.7 million. This amount is less than the amount recognized in earnings because $1.0 million of the $1.7 million recognized presently in earnings had already been recognized as other-than-temporary impairment in other comprehensive income in prior periods. The migration of the $1.0 million of other-than-temporary impairment from other comprehensive income to earnings occurred due to additional forecasted credit losses based on the analysis described above.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

No new material other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at March 31, 2010 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2010.

(in thousands)
Credit loss on debt securities held as of January 1, 2010	$19,745
Addition for credit loss for which an other-than-temporary impairment was previously recognized	1,684
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	23

Credit loss on debt securities held as of March 31, 2010	$21,452

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2009.

(in thousands)
Credit loss on debt securities held as of January 1, 2009	$—
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	2,422

Credit loss on debt securities held as of March 31, 2009	$2,422

Credit loss on debt securities held as of January 1, 2009 was $0 as there was no cumulative effect adjustment recorded related to initially applying the newly issued accounting guidance that establishes a new method of recognizing and measuring other-than-temporary impairments of debt securities. There was no cumulative effect adjustment recorded because there were no other-than-temporary impairment adjustments previously recognized on the debt securities held by the Company at January 1, 2009.

Other-than-temporary impairment—equity securities

When, in the Company’s opinion, a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record material other-than-temporary impairment losses related to its equity securities for the three months ended March 31, 2010 and 2009.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Fair value measurement

The Company classifies the fair value of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1 – Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities are classified as Level 1.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Level 2 category includes U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes non-agency mortgage-backed and asset-backed securities which are currently not actively traded.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The valuation techniques and inputs used to estimate the fair value of the Company’s debt and equity securities are summarized as follows:

Debt Securities

The fair value of debt securities was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The pricing service utilizes the market approach in determining the fair value of the debt securities held by the Company. Additionally, the Company obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent fair value. The Company’s validation procedures include comparing prices received from the pricing service to quotes received from other third party sources for securities with market prices that are readily verifiable. If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing service.

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed and asset-backed securities was obtained from the independent pricing service referenced above and subject to the Company’s validation procedures discussed above. However, due to the fact that these securities were not actively traded, there was less observable inputs available requiring the pricing service to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed and asset-backed securities as Level 3.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Equity Securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of March 31, 2010	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$79,080	$—	$79,080	$—
Municipal bonds	165,445	—	165,445	—
Foreign bonds	156,213	—	156,213	—
Governmental agency bonds	420,736	—	420,736	—
Governmental agency mortgage-backed and asset-backed securities	1,014,224	—	1,014,224	—
Non-agency mortgage-backed and asset-backed securities	59,581	—	—	59,581
Corporate debt securities	130,016	—	130,016	—

	2,025,295	—	1,965,714	59,581

Equity securities
Preferred stocks	25,738	25,738	—	—
Common stocks	63,921	63,921	—	—

	89,659	89,659	—	—

	$2,114,954	$89,659	$1,965,714	$59,581

(in thousands)	Estimated fair value as of December 31, 2009	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$73,853	$—	$73,853	$—
Municipal bonds	134,956	—	134,956	—
Foreign bonds	151,908	—	151,908	—
Governmental agency bonds	326,774	—	326,774	—
Governmental agency mortgage-backed and asset-backed securities	1,032,613	—	1,032,613	—
Non-agency mortgage-backed and asset-backed securities	61,424	—	—	61,424
Corporate debt securities	86,885	—	86,885	—

	1,868,413	—	1,806,989	61,424

Equity securities
Preferred stocks	31,351	31,351	—	—
Common stocks	67,816	67,816	—	—

	99,167	99,167	—	—

	$1,967,580	$99,167	$1,806,989	$61,424

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three months ended March 31, 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended March 31, 2010. The Company did not have any available-for-sale investments classified as Level 3 at March 31, 2009 or during the three months ended March 31, 2009.

(in thousands)	Non-agency mortgage-backed and asset-backed securities
Fair value as of January 1, 2010	$61,424
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(1,707)
Included in other comprehensive loss	4,227
Settlements and sales	(4,363)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value as of March 31, 2010	$59,581

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(1,707)

The Company did not purchase or issue any non-agency mortgage-backed and asset-backed securities during the three months ended March 31, 2010. Also, the Company did not have a material amount of sales of non-agency mortgage-backed and asset-backed securities for the three months ended March 31, 2010.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment, for the three months ended March 31, 2010, is as follows:

	Financial Services		Information Solutions			Total
(in thousands)	Title Insurance	Specialty Insurance	Information and Outsourcing Solutions	Data and Analytic Solutions	Risk Mitigation and Business Solutions
Balance as of January 1, 2010
Goodwill	$701,624	$46,056	$651,452	$455,256	$789,848	$2,644,236
Accumulated impairment	—	—	(6,925)	—	(19,734)	(26,659)

	701,624	46,056	644,527	455,256	770,114	2,617,577

Other/ post acquisition adjustments	967	—	—	200	2,750	3,917

Balance as of March 31, 2010
Goodwill	702,591	46,056	651,452	455,456	792,598	2,648,153
Accumulated impairment	—	—	(6,925)	—	(19,734)	(26,659)

	$702,591	$46,056	$644,527	$455,456	$772,864	$2,621,494

The Company’s reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance, trust and other services, data and analytic solutions, information and outsourcing solutions, lender services, data services, dealer services, employer services, multifamily services and investigative and litigation support services.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Although recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financials results, an impairment analysis has not been performed during the three months ended March 31, 2010 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Finite-lived intangible assets:
Customer lists	$360,272	$359,711
Covenants not to compete	58,160	58,836
Trademarks	38,709	38,724

	457,141	457,271
Accumulated amortization	(230,270)	(219,466)

	226,871	237,805
Indefinite-lived intangible assets:
Licenses	19,713	19,721

	$246,584	$257,526

Amortization expense for finite-lived intangible assets was $11.8 million and $11.5 million for the three months ended March 31, 2010 and 2009, respectively.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2010	$33,222
2011	$40,382
2012	$36,418
2013	$32,250
2014	$19,192
2015	$12,074

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands except percentages)	March 31, 2010		December 31, 2009
Known title claims	$201,890	16.4%	$206,439	16.4%
IBNR	956,855	78.0%	978,854	78.0%

Total title claims	1,158,745	94.4%	1,185,293	94.4%
Non-title claims	68,728	5.6%	69,795	5.6%

Total loss reserves	$1,227,473	100.0%	$1,255,088	100.0%

Note 8 – Notes and Contracts Payable

In April 2010, the Company and FinCo established the post separation credit facilities for both InfoCo and FinCo.

InfoCo Credit Agreement

On April 12, 2010, the Company signed and closed a third amended and restated credit agreement (the “InfoCo Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”) and a syndicate of lenders, with JPMorgan also serving as administrative agent and collateral agent.

The InfoCo Credit Agreement amends and restates the Company’s second amended and restated credit agreement dated as of November 16, 2009. The proceeds of the extensions of credit under the InfoCo Credit Agreement may be used for working capital and other general corporate purposes.

The InfoCo Credit Agreement consists of a $350.0 million six-year term loan facility and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full on April 12, 2010 and the proceeds will be used to settle the cash tender offers discussed below. The revolving loan commitments are scheduled to terminate on July 11, 2012. The InfoCo Credit Agreement provides for the ability to increase the term loan facility provided that the total credit exposure under the InfoCo Credit Agreement does not exceed $1.05 billion in the aggregate.

The Company’s obligations under the InfoCo Credit Agreement have been guaranteed by the InfoCo subsidiaries that comprise at least 90% of the total U.S. assets of InfoCo. From July 7, 2010 onward, the obligations under the InfoCo Credit Agreement must be guaranteed by InfoCo subsidiaries that comprise at least 95% of the total U.S. assets of InfoCo. The InfoCo subsidiaries that from time to time guarantee the Company’s obligations under the InfoCo Credit Agreement are referred to as the “InfoCo Guarantors.”

To secure the Company’s obligations under the InfoCo Credit Agreement, the Company and the InfoCo Guarantors (the “InfoCo Loan Parties”) have granted JPMorgan as collateral agent a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1 million or more.

The term loan is subject to mandatory repayment, commencing September 30, 2010, and continuing on each three month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to repayment from (i) the net proceeds of certain debt incurred

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

or issued by any InfoCo Loan Party, (ii) a percentage of excess cash flow of the Company (unless the Company’s leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any InfoCo Loan Party from certain assets sales and recovery events.

The terms of the InfoCo Credit Agreement include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.

FinCo Credit Agreement

On April 12, 2010, FinCo entered into a credit agreement (the “FinCo Credit Agreement”) with JPMorgan in its capacity as administrative agent and a syndicate of lenders. The proceeds of the extensions of credit under the FinCo Credit Agreement may be used for general corporate purposes, including repayment of certain debt retained by the Company in connection with the separation.

The FinCo Credit Agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments are scheduled to terminate on the third anniversary of the date of closing. The closing is expected to occur immediately following the consummation of the separation.

FinCo’s obligations under the facility will be guaranteed by its Data Trace and Data Tree companies, their parent entities (other than First American Title Insurance Company (“FATICO”)) and their subsidiaries (collectively, the “FinCo Guarantors”).

To secure the obligations of FinCo and the FinCo Guarantors (collectively, the “FinCo Loan Parties”) under the FinCo Credit Agreement, all of the equity interests in each Data Trace and Data Tree company and 9% of the equity interests in FATICO will be pledged.

If at any time the rating by Moody’s or S&P of the senior, unsecured, long-term indebtedness for borrowed money of FinCo that is not guaranteed by any other person or subject to any other credit enhancement is rated lower than Baa3 or BBB-, respectively, or is not rated by either such rating agency, then the loan commitments are subject to mandatory reduction from (i) 50% of the net proceeds of certain equity issuances by any FinCo Loan Party, (ii) 50% of the net proceeds of certain debt incurred or issued by any FinCo Loan Party, (iii) 25% of the net proceeds received by any FinCo Loan Party from the disposition of Company stock received in connection with the separation and (iv) the net proceeds received by any FinCo Loan Party from certain dispositions of assets, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $200.0 million. In addition, FinCo is only required to prepay loans as described above to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the total loan commitments.

The terms of the FinCo Credit Agreement also include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.

The Tender Offer

On April 12, 2010, the Company also announced that it was (i) commencing cash tender offers for the outstanding $100.0 million 7.55% senior debentures of the Company due 2028, the $150.0 million 5.7% senior notes of the Company due 2014 and the $100.0 million 8.5% capital securities of First American Capital Trust I due 2012, as well as the PREFERRED PLUS 7.55% trust certificates issued by the PREFERRED PLUS Trust Series Far-1 due 2028 (collectively, the “Existing Notes”), and (ii) soliciting from the holders of certain of the Existing Notes consents to amend the indentures under which such Existing Notes were issued to expressly affirm that the Company’s separation does not conflict with the terms of the indentures.

On April 27, 2010, the Company announced that it had received tenders and accompanying consents from the holders of 99% of the 5.7% senior notes of the Company due 2014 and the holders of 64% of the 8.5% capital securities of First American Capital Trust I due 2012. Accordingly, the Company has received the requisite approval to amend the related indentures.

The tender and solicitation offers remain open and are scheduled to expire on May 7, 2010.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 9 – Income Taxes

As of March 31, 2010, the liability for income taxes associated with uncertain tax positions was $21.8 million. This liability can be reduced by $4.6 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $17.2 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2010, the Company had accrued $4.3 million of interest (net of tax benefit) related to uncertain tax positions.

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

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.7% for the three months ended March 31, 2010 and 33.8% for the same period of the prior year. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and the effect of interest and penalties recognized in the quarter related to uncertain tax positions.

Note 10 – Earnings Per Share

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Numerator for basic net income per share attributable to FAC stockholders:
Net income attributable to FAC	$29,456	$36,025
Effect of dilutive securities:
Subsidiary potential dilutive shares	—	(4)

Numerator for diluted net income per share attributable to FAC stockholders	$29,456	$36,021

Denominator for basic net income per share attributable to FAC stockholders:
Weighted-average shares	103,474	93,022
Effect of dilutive securities:
Employee stock options and restricted stock units	1,278	673

Denominator for diluted net income per share attributable to FAC stockholders	104,752	93,695

Net income per share attributable to FAC stockholders:
Basic	$0.28	$0.39

Diluted	$0.28	$0.38

For the three months ended March 31, 2010 and 2009, 2.8 million and 2.5 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 11 – Employee Benefit Plans

Net periodic pension cost for the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Expense:
Service costs	$1,315	$1,497
Interest costs	8,525	8,483
Expected return on plan assets	(3,367)	(4,875)
Amortization of prior service credit	(323)	(323)
Amortization of net loss	6,022	5,872

	$12,172	$10,654

The Company contributed $6.6 million to the Company’s defined benefit pension and supplemental benefit plans in the three months ended March 31, 2010, and expects to contribute an additional $28.4 million during the remainder of 2010. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 12 – Fair Value of Financial Instruments

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

The methodology for determining the fair value of debt and equity securities is discussed in Note 4 Debt and Equity Securities to the condensed consolidated financial statements.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are presented in the following table.

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$758,816	$758,816	$982,448	$982,448
Accounts and accrued income receivable, net	$478,221	$478,221	$491,539	$491,539
Loans receivable, net	$163,329	$171,515	$161,897	$165,130
Investments:
Deposits with savings and loan associations and banks	$95,567	$95,567	$124,553	$124,553
Debt securities	$2,025,295	$2,025,295	$1,868,413	$1,868,413
Equity securities	$89,659	$89,659	$99,167	$99,167
Other long-term investments	$378,143	$378,143	$374,862	$374,862
Financial Liabilities:
Demand deposits	$1,182,759	$1,183,243	$1,153,574	$1,154,210
Accounts payable and accrued liabilities	$994,734	$994,734	$1,085,031	$1,085,031
Notes and contracts payable	$775,660	$763,128	$791,083	$747,711
Deferrable interest subordinated notes	$88,059	$95,587	$100,000	$108,992

Note 13 – Share-Based Compensation

The Company currently utilizes restricted stock units (“RSUs”) as its share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. RSUs receive dividend RSUs having the same vesting requirements as the RSUs initially granted.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The following table sets forth the share-based compensation expense recognized for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Stock options	$132	$456
Restricted stock units	9,345	8,347
Employee stock purchase plan	310	227

	$9,787	$9,030

In addition to the share-based compensation expense above, the Company’s condensed consolidated financial statements include $2.2 million of share-based compensation expense related to the Company’s subsidiary, First Advantage Corporation and the Company’s subsidiary, First American CoreLogic Holdings, Inc., for the three months ended March 31, 2009.

RSU activity for the three months ended March 31, 2010, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Restricted stock units unvested at December 31, 2009	1,668	$30.48
Granted during 2010	687	$33.58
Vested during 2010	(600)	$31.67
Forfeited during 2010	(3)	$30.62

Restricted stock units unvested at March 31, 2010	1,752	$31.28

The following table summarizes stock option activity related to the Company’s plans:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2009	4,275	$35.26
Exercised during 2010	(305)	$18.38
Forfeited during 2010	(91)	$40.55

Balance at March 31, 2010	3,879	$36.46	4.4	$9,705

Vested and expected to vest at March 31, 2010	3,876	$36.46	4.4	$9,705

Exercisable at March 31, 2010	3,783	$36.21	4.4	$9,705

Note 14 – Redeemable Noncontrolling Interests and Stockholders’ Equity

Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the Company’s condensed consolidated balance sheet between liabilities and stockholders’ equity. Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustments to the redemption value impacts additional paid-in capital.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

The following is a summary of the changes in noncontrolling interests for the three months ended March 31, 2010. The Company did not have any redeemable noncontrolling interests for the three months ended March 31, 2009.

(in thousands)
Redeemable noncontrolling interests, January 1, 2010	$458,847
Net income	9,272
Distributions	(5,118)
Adjust to redemption value	(5,154)
Purchase of subsidiary shares	(72,000)
Transfer to mandatorily redeemable noncontrolling interests	(72,000)

Redeemable noncontrolling interests, March 31, 2010	$313,847

In March 2010, the Company entered into an agreement to acquire the 18% redeemable noncontrolling interest in First American CoreLogic Holdings, Inc. On March 29, 2010, the Company acquired half of the noncontrolling interests (9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in February 2011 in exchange for additional consideration of $72.0 million. The form of the additional consideration will either be common stock of InfoCo, cash or a combination of stock and cash. The determination of the consideration is dictated by the occurrence of certain conditions, including the consummation of the separation. The remaining $72.0 million of the noncontrolling interests related to First American CoreLogic Holdings, Inc. is classified as mandatorily redeemable noncontrolling interests in the liability section of the Company’s condensed consolidated balance sheet at March 31, 2010.

The Company has a plan authorizing the repurchase of $800.0 million of its common shares. Under the plan, which has no expiration date, the Company has repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

Note 15 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(2,668)	$7,479	$(174,484)	$(169,673)
Pretax change	1,069	3,978	5,699	10,746
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	3,061	—	—	3,061
Tax effect	(665)	—	(2,185)	(2,850)

Balance at March 31, 2010	$797	$11,457	$(170,970)	$(158,716)

Allocated to The First American Corporation	$707	$11,341	$(170,970)	$(158,922)
Allocated to noncontrolling interests	90	116	—	206

Balance at March 31, 2010	$797	$11,457	$(170,970)	$(158,716)

Note 16 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where it has been determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. In accordance with accounting guidance, the Company maintained a reserve for these lawsuits totaling $14.5 million at March 31, 2010.

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

On March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. According to the complaint, Fiserv Solutions, Inc. (“Fiserv”), as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest. On April 1, 2010, the Company filed an answer to Bank of America’s complaint and filed a third party complaint within the same litigation against Fiserv for breach of contract, indemnification and other matters. The Company’s agreement with Fiserv required Fiserv, among other things, to ensure that the Company’s policies were issued in accordance with prudent practices, to refrain from issuing the Company’s policies unless it had determined the product could be properly issued in accordance with the Company’s standards and to provide reasonable assistance in claims handling. The agreement also required Fiserv to indemnify the Company for certain losses, including losses resulting from Fiserv’s failure to comply with its agreement with the Company or with Company instructions or from its negligence or misconduct. While it is not feasible at this time to predict with certainty the outcome, the ultimate resolution could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and asset valuation services. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. In accordance with accounting guidance, the Company maintained a reserve for these matters totaling $0.9 million at March 31, 2010. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the ultimate resolution of any of such proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

Note 17 – Business Combinations

During the three months ended March 31, 2010, the Company purchased the remaining noncontrolling interests in one company already included in the Company’s condensed consolidated financial statements. The total purchase price of this transaction was $2.5 million in cash. In addition, the Company paid $2.8 million for acquisition earn-outs.

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

During the three months ended March 31, 2009, the Company purchased the remaining noncontrolling interests in three companies already included in the Company’s condensed consolidated financial statements. The total purchase price of these transactions was $5.1 million in cash.

Note 18 – Segment Information

Beginning on January 1, 2010, the title insurance and services segment is in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties. This business was previously carried on by the data and analytic solutions segment. All previously reported segment information has been restated to conform to this presentation.

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

Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$839,228	$28,601	$17,474	$12,205
Specialty Insurance	68,574	9,571	1,699	1,022

	907,802	38,172	19,173	13,227

Information Solutions:
Information and Outsourcing Solutions	209,020	38,097	4,911	2,312
Data and Analytic Solutions	98,761	10,704	14,133	17,830
Risk Mitigation and Business Solutions	163,283	13,214	10,894	4,993

	471,064	62,015	29,938	25,135

	1,378,866	100,187	49,111	38,362
Corporate	1,600	(40,138)	787	60
Eliminations	(20,155)	—	(75)	—

	$1,360,311	$60,049	$49,823	$38,422

For the three months ended March 31, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Financial Services:
Title Insurance and Services	$816,647	$9,278	$19,134	$8,312
Specialty Insurance	70,216	8,113	955	1,414

	886,863	17,391	20,089	9,726

Information Solutions:
Information and Outsourcing Solutions	203,245	56,246	5,503	2,051
Data and Analytic Solutions	104,505	17,819	13,199	1,863
Risk Mitigation and Business Solutions	203,189	18,679	10,678	5,130

	510,939	92,744	29,380	9,044

	1,397,802	110,135	49,469	18,770
Corporate	2,979	(27,122)	2,533	—
Eliminations	(22,969)	—	—	—

	$1,377,812	$83,013	$52,002	$18,770

THE FIRST AMERICAN CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements—(continued)

(Unaudited)

Note 19 – Pending Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

Note 20 – Subsequent Events

In April 2010, the Company and FinCo established the post separation credit facilities for both InfoCo and FinCo. See Note 8 Notes and Contracts Payable to the condensed consolidated financial statements for further disclosure.

On April 22, 2010, the Company exercised its option to purchase Experian Information Solutions, Inc.’s (“Experian”), 20% ownership in the First American Real Estate Solutions, LLC joint venture (“FARES”). As prescribed by the terms of the joint venture agreement with Experian, the transaction will be for a purchase price of $313.8 million and is expected to close on December 31, 2010. Experian’s ownership in FARES is classified as redeemable noncontrolling interests in the mezzanine section of the Company’s condensed consolidated balance sheet between liabilities and stockholders’ equity at March 31, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance surrounding the Hierarchy of Generally Accepted Accounting Principles. This guidance established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of GAAP. All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for codifying existing GAAP, the adoption of this statement did not have an impact on the determination or reporting of the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued guidance relating to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance relating to the disclosure of subsequent events. This guidance is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted the guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In December 2008, the FASB issued guidance that expands the disclosures required in an employer’s financial statements about pension and other postretirement benefit plan assets. The new disclosures include more details about the categories of plan assets and information regarding fair value measurements. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the guidance in the fourth quarter of 2009 and except for the disclosure requirements, the adoption had no impact on its condensed consolidated financial statements.

Pending Accounting Pronouncements:

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

OVERVIEW

Corporate Update

On January 15, 2008, the Company announced that its Board of Directors had approved a plan to separate the Company into two independent publicly traded companies (the “separation”), one consisting of the Company’s financial services businesses, First American Financial Corporation (“FinCo”), a wholly-owned subsidiary of the Company, and one for its information solutions businesses, InfoCo. The Company expects to accomplish this by way of a dividend distribution of the common stock of FinCo to the Company’s shareholders (the “Distribution”). Immediately following the Distribution, the Company’s shareholders will own 100 percent of the outstanding common stock of FinCo. Prior to the Distribution, certain internal transactions will occur so that FinCo directly or indirectly owns all of the Company’s financial services businesses. The remaining entity, InfoCo, will own all of the Company’s remaining information solutions businesses. FinCo will adopt the “FAF” ticker symbol and its shares of common stock will be traded on the New York Stock Exchange under that symbol. InfoCo will be known as CoreLogic, Inc. and its shares of common stock will be traded on the New York Stock Exchange under the ticker symbol “CLGX.”

The Company continues to proceed with preparations for the separation, and currently expects the separation to occur during the first half of 2010, with a target date of June 1, 2010. FinCo filed a Form 10 Registration Statement with the Securities and Exchange Commission on December 14, 2009, Amendment No. 1 thereto on February 12, 2010, Amendment No. 2 thereto on March 22, 2010, and Amendment No. 3 thereto on April 30, 2010, in preparation for the separation. The transaction remains subject to customary conditions, including final approval by the Board of Directors, effectiveness of the Form 10 Registration Statement, receipt of a tax ruling from the Internal Revenue Service and the approval of applicable regulatory authorities, many of which have already been received. In April 2010, the Company and FinCo established the post separation credit facilities for both InfoCo and FinCo. See Note 8 Notes and Contracts Payable to the condensed consolidated financial statements for further discussion regarding the post separation credit facilities.

Results of Operations

Summary

The dollar amount of mortgage originations decreased 4.1% in the first quarter of 2010, when compared with the same period of the prior year according to the Mortgage Bankers Association’s April 12, 2010 Long-term Mortgage Finance Forecast (the “MBA Forecast”). This decrease in mortgage originations was primarily due to a softening in the refinance market, offset in part by an improvement in the purchase market. According to the MBA Forecast, the dollar amount of refinance originations decreased 10.8% and purchase originations increased 12.2%, in the first quarter of 2010 when compared with the same quarter of the prior year. The overall decline in mortgage originations, as well as the continued decrease in home values, impacted the Company’s financial services group, primarily direct title operating revenues, which experienced a 9.2% decline quarter over quarter. However, as a result of a 26.1% increase in agent operating revenues, the financial services group reported a 3.2% increase in total operating revenues period over period. The increase in agent revenues quarter over quarter primarily reflected low agent remittances for the first quarter of 2009 which reflected low fourth quarter 2008 mortgage origination activity. By comparison, mortgage origination activity, primarily refinance activity, was stronger in the fourth quarter of 2009 which resulted in increased agent remittances for the first quarter 2010.

The information solutions group also was impacted by the decline in mortgage originations as well as by the continued difficulties in the credit markets. These factors primarily impacted the operating revenues of the information and outsourcing solutions segment and the data and analytic solutions segment, which on a combined basis decreased 4.9% in the first quarter of 2010 when compared with the same quarter of the prior year (excluding operating revenues contributed by new acquisitions). Including operating revenues contributed by new acquisitions, the combined operating revenues for these two segments increased 1.0% quarter over quarter.

Also impacting the information solutions group was the downturn in domestic and international hiring and the overall economic slowdown. These factors led to revenue declines in the credit, employer, multi-family and investigative/litigation support businesses included in the risk mitigation and business solutions segment. This segment’s operating revenues declined 19.4% quarter over quarter.

On a consolidated basis, the Company’s total operating revenues decreased 0.5% quarter over quarter.

Total expenses for the Company, before income taxes, increased 0.4% in the first quarter of 2010 when compared with the same period of the prior year. This increase reflected the increase in agent retention and premium taxes at the financial services group associated with the proportionate increase in agent revenues, offset in part by declines in all other expenses.

Net income was $38.6 million and $55.0 million for the three months ended March 31, 2010 and 2009, respectively. Net income attributable to the Company for the three months ended March 31, 2010, was $29.5 million, or $0.28 per diluted share. Net income attributable to the Company for the three months ended March 31, 2009, was $36.0 million, or $0.38 per diluted share. Net income attributable to noncontrolling interests was $9.2 million and $18.9 million for the three months ended March 31, 2010 and 2009, respectively.

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

FINANCIAL SERVICES GROUP

Title Insurance and Services

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Direct operating revenues	$436,403	$485,419	$(49,016)	(10.1)%
Agent operating revenues	376,047	298,319	77,728	26.1
Investment and other income	24,088	31,430	(7,342)	(23.4)
Net realized investment gains (losses)	4,059	3,628	431	11.9
Net other-than-temporary impairment losses recognized in earnings	(1,369)	(2,149)	780	36.3

	839,228	816,647	22,581	2.8

Expenses
Salaries and other personnel costs	261,601	276,942	(15,341)	(5.5)
Premiums retained by agents	302,508	239,559	62,949	26.3
Other operating expenses	179,513	210,912	(31,399)	(14.9)
Provision for policy losses and other claims	39,372	49,462	(10,090)	(20.4)
Depreciation and amortization	17,474	19,134	(1,660)	(8.7)
Premium taxes	8,299	6,681	1,618	24.2
Interest	1,860	4,679	(2,819)	(60.2)

	810,627	807,369	3,258	0.4

Income before income taxes	$28,601	$9,278	$19,323	208.3%

Margins	3.4%	1.1%	2.3%	200.0%

Operating revenues from direct title operations were $436.4 million for the three months ended March 31, 2010, a decrease of 10.1% when compared with the same period of the prior year. This decrease was due to a decline in the number of title orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The Company’s direct operations closed 286,600 title orders during the current three month period, a decrease of 22.4% when compared with 369,200 title orders closed during the same period of the prior year. The average revenues per order closed were $1,435 for the three months ended March 31, 2010, an increase of 15.0% when compared with $1,248 for the three months ended March 31, 2009. There were a number of factors contributing to the increase in average revenues per order closed including an increase in the mix of higher-premium purchase transactions and an increase in the mix of direct revenue coming from the international and commercial divisions, offset in part by a decrease in average home prices.

Operating revenues from agency operations were $376.0 million for the three months ended March 31, 2010, an increase of 26.1% for the current quarter when compared with the same period of the prior year. This increase primarily reflected low agent remittances for the first quarter of 2009 which reflected low fourth quarter 2008 mortgage origination activity. By comparison, mortgage origination activity, primarily refinance activity, was stronger in the fourth quarter of 2009 which resulted in increased agent remittances for the first quarter 2010.

Investment and other income totaled $24.1 million for the three months ended March 31, 2010, a decrease of 23.4% when compared with the same period of the prior year. This decrease primarily reflected declining yields earned from the Company’s investment portfolio, a decrease in interest earned on certain escrow deposits and decreased net interest income at the Company’s trust division.

Salaries and other personnel costs for the title insurance and services segment were $261.6 million for the three months ended March 31, 2010, a decrease of 5.5% when compared with the same period of the prior year. This decrease was primarily due to a reduction in headcount, commissions and overtime expense.

Agents retained $302.5 million of title premiums generated by agency operations for the three months ended March 31, 2010, which compares with $239.6 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.4% for the three months ended March 31, 2010, and 80.3% for the three months ended March 31, 2009.

Other operating expenses for the title insurance and services segment were $179.5 million for the three months ended March 31, 2010, a decrease of 14.9%, when compared with the same period of the prior year. This decrease was primarily due to a decline in title production costs, lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs.

The provision for title insurance policy losses as a percentage of title insurance premiums, escrow and other related fees was 5.0% for the current quarter and 6.5% for the same period of the prior year. The current quarter rate reflects an expected ultimate loss rate of 5.4% for policy year 2010, offset in part by a downward adjustment to the reserve for favorable developments in prior policy years, primarily policy year 2009.

Premium taxes were $8.3 million and $6.7 million for the three months ended March 31, 2010 and 2009, respectively. Premium taxes as a percentage of operating revenues were 1.0% and 0.9% for the current three month period and for the same period of the prior year, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s other segments. The lower profit margins reflect the high cost of producing title evidence while the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins were 3.4% and 1.1% for the three month period ending March 31, 2010 and 2009, respectively. The increase in margins year over year is primarily due to increases in net revenues from agency operations, decline in title production costs, decrease in salaries and other personnel costs and a decrease in provision for title losses.

Specialty Insurance

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Operating revenues	$65,436	$67,092	$(1,656)	(2.5)%
Investment and other income	3,144	3,527	(383)	(10.9)
Net realized investment gains (losses)	21	(403)	424	105.2
Net other-than-temporary impairment losses recognized in earnings	(27)	—	(27)	—

	68,574	70,216	(1,642)	(2.3)

Expenses
Salaries and other personnel costs	13,381	13,760	(379)	(2.8)
Other operating expenses	11,344	12,709	(1,365)	(10.7)
Provision for policy losses and other claims	31,609	33,594	(1,985)	(5.9)
Depreciation and amortization	1,699	955	744	77.9
Premium taxes	965	1,085	(120)	(11.1)
Interest	5	—	5	—

	59,003	62,103	(3,100)	(5.0)

Income before income taxes	$9,571	$8,113	$1,458	18.0%

Margins	14.0%	11.6%	2.4%	20.8%

Operating revenues for the specialty insurance segment were $65.4 million, a decrease of 2.5% for the three months ended March 31, 2010, when compared with the same period of the prior year. This decrease primarily reflected a decline in business volume impacting the home warranty division.

Investment and other income for the segment totaled $3.1 million for the three months ended March 31, 2010, a decrease of 10.9% when compared with the same period of the prior year. This decrease was primarily due to a decrease in yields earned from the investment portfolio.

Specialty insurance salaries and other personnel costs and other operating expenses were $24.7 million for the three months ended March 31, 2010, a decrease of $1.7 million, or 6.6%, when compared with the same period of the prior year. This decrease is primarily related to expense management in response to a decline in business volume impacting the home warranty division.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 44.3% for the current three-month period and 51.3% for the same period of the prior year. This decrease in rate was primarily due to a lower incidence of claims and a lower average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 54.8% for the current three-month period, an increase when compared with 48.3% for the same period of the prior year. This increase was primarily due to $2.1 million in winter storm losses in January and February, with no comparable storm losses last year, partially offset by a decrease in core or routine losses.

Premium taxes were $1.0 million and $1.1 million, for the three months ended March 31, 2010 and 2009, respectively. Premium taxes as a percentage of operating revenues were 1.5% and 1.6% for the current three-month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margin for the current three-month period was 14.0%, up from 11.6% for the comparable period of the prior year.

INFORMATION SOLUTIONS GROUP

Information and Outsourcing Solutions

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Operating revenues	$197,992	$184,454	$13,538	7.3%
Investment and other income	11,024	19,105	(8,081)	(42.3)
Net realized investment gains (losses)	4	(314)	318	101.3

	209,020	203,245	5,775	2.8

Expenses
Salaries and other personnel costs	48,714	46,197	2,517	5.4
Other operating expenses	112,387	90,477	21,910	24.2
Provision for policy losses and other claims	4,911	6,335	(1,424)	(22.5)
Depreciation and amortization	4,911	5,503	(592)	(10.8)
Interest	—	(1,513)	1,513	100.0

	170,923	146,999	23,924	16.3

Income before income taxes	$38,097	$56,246	$(18,149)	(32.3)%

Margins	18.2%	27.7%	(9.4)%	(34.1)%

The information and outsourcing solutions segment had total operating revenues of $198.0 million in the three months ended March 31, 2010, an increase of $13.5 million, or 7.3%, when compared with the same period of the prior year. Acquisition activity contributed $17.1 million of operating revenue for the information and outsourcing solutions segment for the three months ended March 31, 2010. After consideration of the impact of acquisitions, operating revenues decreased $3.6 million or 1.9%. These revenue decreases primarily reflected a decline in volume at the tax service and flood certification businesses due to the decline in mortgage originations and the impact of consolidation of a client by a large flood services originator. Those decreases were offset by an increase in demand for default and outsourcing services and default-related valuation products due to an overall increase in default and foreclosure activity when compared to 2009.

Information and outsourcing solutions investment and other income totaled $11.0 million and $19.1 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in investment income primarily reflects a decline in the net earnings of the segment’s national joint ventures, which were negatively impacted by the decline in mortgage orginations.

Information and outsourcing solutions salaries and other personnel costs were $48.7 million for the three months ended March 31, 2010, an increase of $2.5 million, or 5.4%, when compared with the same period of the prior year. Excluding acquisition activity, information and outsourcing solutions salaries and other personnel costs were relatively flat with an increase of $0.1 million, or 0.3%, in the current three month period. These increases include increased expenses at the default-related businesses (including default-related valuation) due to increased revenues at those entities as a result of the current market conditions as well as increases at certain lines of business, particularly tax services, in order to meet enhanced service level requirements of clients. These increases were offset by continued emphasis on cost containment efforts with an emphasis on ensuring staffing levels are adjusted, to the extent possible, to current production volumes.

Information and outsourcing solutions other operating expenses were $112.4 million for the three months ended March 31, 2010, an increase of $21.9 million, or 24.2%, when compared with the same period of the prior year. Excluding acquisition activity, information and outsourcing solutions other operating expenses increased $4.4 million, or 4.8%, in the current three month period primarily due to increased utilization of offshoring resources, increased costs to meet enhanced service level requirements of clients and higher costs associated with servicing the increased volume of default related products.

The current year decrease in the provision for policy losses and other claims was driven primarily by improvements made to the operating policies and procedures within the segment’s tax service outsourcing business that have resulted in lower levels of claims within that business.

Most of the businesses included in the information and outsourcing solutions segment have a relatively high proportion of fixed costs. This segment’s appraisal and default-related businesses, in contrast, are less database intensive and, thus, have a higher level of variable costs. As such, profit margins generally decline as revenues decline. Revenues for the information and outsourcing solutions segment are primarily dependent on the level of mortgage origination and servicing activity. The information and outsourcing solutions segment had pre-tax margins for the current three-month period of 18.2%, down from 27.7% margin for the prior year three-month period, with the margin compression primarily being attributed to a shift in business mix away from higher margin flood certification and joint venture earnings to lower margin businesses (primarily default-related businesses) combined with cost increases in certain businesses to ensure that those businesses meet customer service requirements.

Data and Analytic Solutions

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Operating revenues	$93,808	$104,339	$(10,531)	(10.1)%
Investment and other income	4,207	397	3,810	959.7
Net realized investment gains (losses)	1,076	42	1,034	N/M [1]
Net other than temporary impairment losses recognized in earnings	(330)	(273)	(57)	(20.9)

	98,761	104,505	(5,744)	(5.5)

Expenses
Salaries and other personnel costs	60,965	62,060	(1,095)	(1.8)
Other operating expenses	11,979	9,839	2,140	21.8
Depreciation and amortization	14,133	13,199	934	7.1
Interest	980	1,588	(608)	(38.3)

	88,057	86,686	1,371	1.6

Income before income taxes	$10,704	$17,819	$(7,115)	(39.9)%

Margins	10.8%	17.1%	(6.2)%	(36.4)%

(1)	Not meaningful

Operating revenues for the data and analytic solutions segment decreased $10.5 million, or 10.1%, for the three months ended March 31, 2010, when compared with the same period of the prior year. These decreases were primarily due to a decrease in demand for many of the segment’s data and analytical products, driven by the continuing impact of market conditions on the segment’s mortgage banking and real estate clients. In addition, the segment’s revenues were negatively impacted by the consolidation of several large clients.

Investment and other income for the data and analytic solutions segment increased $3.8 million for the three months ended March 31, 2010, when compared with the same period of the prior year. The increase was attributed to the release of certain purchase accounting liabilities as a result of the acquisition of noncontrolling interests in the quarter.

Net realized investment gains for the data and analytic solutions segment increased $1.0 million for the three months ended March 31, 2010, when compared with the same period of the prior year. The increase was attributed to gains generated by the sale of certain non-strategic investment assets during the quarter.

Data and analytic solutions salaries and other personnel costs were $61.0 million for the three months ended March 31, 2010, a decrease of $1.1 million, or 1.8% when compared with the same period of the prior year. The decrease was generated by a reduction in domestic headcount relative to the prior year due to management’s cost containment initiatives implemented in reaction to the marking conditions. Offsetting the impact of these decreases were increases in headcount attributed to new product development, higher stock-based compensation expense due to accelerated vesting of certain awards granted during the quarter and severance expense totaling $0.5 million.

Data and analytic solutions other operating expenses were $12.0 million for the three months ended March 31, 2010, an increase of $2.1 million, or 21.8% when compared with the same period of the prior year. This increase was primarily due to the higher levels of outside services attributed to securities system upgrade projects and increased royalty expense, offset by improved foreign currency translation adjustments relative to the prior year.

Most of the businesses included in the data and analytic solutions segment are database intensive, with a relatively high proportion of fixed costs. As such, profit margins generally decline as revenues decrease. Revenues for the data and analytic solutions segment are, in part, dependent on real estate activity. Pre-tax margin for the current three-month period of 2010 was 10.8%, down from 17.1% margin for the prior year three-month period. The decline in margins year over year is primarily attributed to the drop in revenues and the fixed cost infrastructure associated with many aspects of the businesses within the segment.

Risk Mitigation and Business Solutions

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Operating revenues	$160,953	$199,615	$(38,662)	(19.4)%
Investment and other income	2,658	3,616	(958)	(26.5)
Net realized investment gains (losses)	(328)	(42)	(286)	(681.0)

	163,283	203,189	(39,906)	(19.6)

Expenses
Salaries and other personnel costs	48,338	53,215	(4,877)	(9.2)
Other operating expenses	90,764	120,242	(29,478)	(24.5)
Depreciation and amortization	10,894	10,678	216	2.0
Interest	73	375	(302)	(80.5)

	150,069	184,510	(34,441)	(18.7)

Income before income taxes	$13,214	$18,679	$(5,465)	(29.3)%

Margins	8.1%	9.2%	(1.1)%	(12.0)%

Risk mitigation and business solutions operating revenues decreased $38.7 million, or 19.4% for the three months ended March 31, 2010, when compared with the same period of the prior year. The overall decrease in operating revenue continues to be related to the downturn in domestic and international hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown. Relative to 2009, the lead generation businesses suffered a $36 million decrease in revenue due to a decline in demand for one health and wellness product.

Risk mitigation and business solutions salaries and other personnel costs were $48.3 million for the three months ended March 31, 2010, a decrease of $4.9 million, or 9.2% when compared with the same period of the prior year, reflecting the impact of the headcount and salary-related reductions implemented in reaction to the economic downturn and lower levels of amortization of stock based compensation due to the buy-in of First Advantage in 2009. These decreases were offset in part by accelerated vesting of certain awards granted during the quarter.

Risk mitigation and business solutions other operating expenses were $90.8 million for the three months ended March 31, 2010, a decrease of $29.5 million, or 24.5% when compared with the same period of the prior year. The overall decrease in other operating expenses was primarily driven by lower cost of goods sold associated with the lead generation business. Excluding cost of goods sold, which decreased $24.7 million in the current period, other operating expenses were down $4.8 million, or 18.3%, in the current period due to the recognized benefits from prior year cost containment initiatives and synergies generated from the buy-in of First Advantage in 2009.

Many of the expenses incurred by the risk mitigation and business solutions segment are variable in nature and therefore generally decrease as revenues decrease. Most of the revenues for the risk mitigation and business solutions segment are unaffected by real estate activity, with the exception of the mortgage credit business, which is dependent on real estate activity. Pre-tax margins for the first quarter of 2010 were 8.1% compared to 9.2% in the same period in the prior year.

Corporate

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Investment and other income	$2,296	$2,438	$(142)	(5.8)%
Net realized investment gains (losses)	(696)	541	(1,237)	(228.7)

	1,600	2,979	(1,379)	(46.3)

Expenses
Salaries and other personnel costs	15,808	10,686	5,122	47.9
Other operating expenses	15,808	3,070	12,738	414.9
Depreciation and amortization	787	2,533	(1,746)	(68.9)
Interest	9,335	13,812	(4,477)	(32.4)

	41,738	30,101	11,637	38.7

Income before income taxes	$(40,138)	$(27,122)	$(13,016)	(48.0)%

Corporate salaries and other personnel costs totaled $15.8 million for the three months ended March 31, 2010, an increase of $5.1 million when compared with the same period of the prior year. The increase was primarily due to higher expense associated with restricted stock units recognized in the current quarter and bonus expense related to the separation of the Company.

Other operating expenses were $15.8 million, an increase of $12.7 million when compared with the same period of the prior year. This increase was primarily due to expenses incurred in connection with the separation of the Company.

Interest expense was $9.3 million for the three months ended March 31, 2010, a decrease of $4.5 million, or 32.4%, when compared with the same period of the prior year. Corporate interest expense decreased relative to the prior period primarily due to a reduction in the interest rate on the Company’s credit facility. Additionally, interest expense includes interest associated with inter-company notes issued to the home warranty business (a component of the specialty insurance segment) and the title insurance business. These amounts totaled $2.1 million and $2.9 million for the three months ended March 31, 2010, and 2009, respectively. The inter-company interest expense at the corporate level and related interest income which is included in the title insurance and specialty insurance segments are eliminated in the consolidated financial statements.

Eliminations

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Operating revenues	$(18,017)	$(20,069)	$2,052	10.2%
Investment and other income	(2,138)	(2,900)	762	26.3

	(20,155)	(22,969)	2,814	12.3

Expenses
Other operating expenses	(17,971)	(20,119)	2,148	10.7
Depreciation and Amortization	(75)	—	(75)	—
Interest expense	(2,109)	(2,850)	741	26.0

	(20,155)	(22,969)	2,814	12.3

Income before income taxes	$—	$—	$—	—%

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with inter-company notes which are eliminated in the consolidated financial statements.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.7% for the three months ended March 31, 2010 and 33.8% for the same period of the prior year. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The increase in the effective rate was primarily attributable to changes in the ratio of permanent differences to income before income taxes and the effect of interest and penalties recognized in the quarter related to uncertain tax positions. A large portion of the Company’s income attributable to noncontrolling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for that portion of the income attributable to noncontrolling interests.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through March 31, 2010. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $38.6 million and $55.0 million for the three months ended March 31, 2010 and 2009, respectively. Net income attributable to the Company for the three months ended March, 31, 2010, was $29.5 million, or $0.28 per diluted share. Net income attributable to the Company for the three months ended March 31, 2009, was $36.0 million, or $0.38 per diluted share. Net income attributable to noncontrolling interests was $9.2 million and $18.9 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in net income attributable to noncontrolling interests quarter over quarter of $9.8 million, or 51.5%, is primarily due to the purchases of subsidiary shares from noncontrolling interests in the fourth quarter of 2009 related to the Company’s data and analytic solutions segment and risk mitigation and business solutions segment and decreases in the profits of certain companies, of which the Company is the majority owner, within the Company’s information and outsourcing solutions segment for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $223.6 million for the three months ended March 31, 2010 and $0.9 million for the three months ended March 31, 2009. The decrease for the current year period was due primarily to purchases of debt and equity securities, the purchase of subsidiary shares from redeemable noncontrolling interests, capital expenditures and repayment of debt. The uses were offset by positive cash flow from operations in the quarter and an increase in demand deposits. The decrease for the prior year period was due primarily to net cash used in operations for the quarter, an increase in deposits with banks, purchases of debt securities, cash paid for acquisitions and capital expenditures. The uses were offset by an increase in demand deposits.

In March 2010, the Company entered into an agreement to acquire the 18% redeemable noncontrolling interest in First American CoreLogic Holdings, Inc. On March 29, 2010, the Company acquired half of the noncontrolling interests (9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in February 2011 in exchange for additional consideration of $72.0 million. The form of the additional consideration will either be common stock of InfoCo, cash or a combination of stock and cash. The determination of the consideration is dictated by the occurrence of certain conditions, including the consummation of the separation.

On April 22, 2010, the Company exercised its option to purchase Experian Information Solutions, Inc.’s (“Experian”), 20% ownership in the First American Real Estate Solutions, LLC joint venture (“FARES”). As prescribed by the terms of the joint venture agreement with Experian, the transaction will be for a purchase price of $313.8 million and is expected to close on December 31, 2010.

Notes and contracts payable (including deferrable interest subordinated notes and mandatorily redeemable noncontrolling interests) as a percentage of total capitalization was 21.0% at March 31, 2010 and 19.7% at December 31, 2009.

In April 2010, the Company and FinCo established the post separation credit facilities for both InfoCo and FinCo.

InfoCo Credit Agreement

On April 12, 2010, the Company signed and closed a third amended and restated credit agreement (the “InfoCo Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”) and a syndicate of lenders, with JPMorgan also serving as administrative agent and collateral agent.

The InfoCo Credit Agreement amends and restates the Company’s second amended and restated credit agreement dated as of November 16, 2009. The proceeds of the extensions of credit under the InfoCo Credit Agreement may be used for working capital and other general corporate purposes.

The InfoCo Credit Agreement consists of a $350.0 million six-year term loan facility and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full on April 12, 2010 and the proceeds will be used to settle the cash tender offers discussed below. The revolving loan commitments are scheduled to terminate on July 11, 2012. The InfoCo Credit Agreement provides for the ability to increase the term loan facility provided that the total credit exposure under the InfoCo Credit Agreement does not exceed $1.05 billion in the aggregate.

The Company’s obligations under the InfoCo Credit Agreement have been guaranteed by the InfoCo subsidiaries that comprise at least 90% of the total U.S. assets of InfoCo. From July 7, 2010 onward, the obligations under the InfoCo Credit Agreement must be guaranteed by InfoCo subsidiaries that comprise at least 95% of the total U.S. assets of InfoCo. The InfoCo subsidiaries that from time to time guarantee the Company’s obligations under the InfoCo Credit Agreement are referred to as the “InfoCo Guarantors.”

To secure the Company’s obligations under the InfoCo Credit Agreement, the Company and the InfoCo Guarantors (the “InfoCo Loan Parties”) have granted JPMorgan as collateral agent a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1 million or more.

The term loan is subject to mandatory repayment, commencing September 30, 2010, and continuing on each three month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to repayment from (i) the net proceeds of certain debt incurred or issued by any InfoCo Loan Party, (ii) a percentage of excess cash flow of the Company (unless the Company’s leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any InfoCo Loan Party from certain assets sales and recovery events.

The terms of the InfoCo Credit Agreement include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default, customary for financings of this type.

FinCo Credit Agreement

On April 12, 2010, FinCo entered into a credit agreement (the “FinCo Credit Agreement”) with JPMorgan in its capacity as administrative agent and a syndicate of lenders. The proceeds of the extensions of credit under the FinCo Credit Agreement may be used for general corporate purposes, including repayment of certain debt retained by the Company in connection with the separation.

The FinCo Credit Agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments are scheduled to terminate on the third anniversary of the date of closing. The closing is expected to occur immediately following the consummation of the separation.

FinCo’s obligations under the facility will be guaranteed by its Data Trace and Data Tree companies, their parent entities (other than First American Title Insurance Company (“FATICO”)) and their subsidiaries (collectively, the “FinCo Guarantors”).

To secure the obligations of FinCo and the FinCo Guarantors (collectively, the “FinCo Loan Parties”) under the FinCo Credit Agreement, all of the equity interests in each Data Trace and Data Tree company and 9% of the equity interests in FATICO will be pledged.

If at any time the rating by Moody’s or S&P of the senior, unsecured, long-term indebtedness for borrowed money of FinCo that is not guaranteed by any other person or subject to any other credit enhancement is rated lower than Baa3 or BBB-, respectively, or is not rated by either such rating agency, then the loan commitments are subject to mandatory reduction from (i) 50% of the net proceeds of certain equity issuances by any FinCo Loan Party, (ii) 50% of the net proceeds of certain debt incurred or issued by any FinCo Loan Party, (iii) 25% of the net proceeds received by any FinCo Loan Party from the disposition of Company stock received in connection with the separation and (iv) the net proceeds received by any FinCo Loan Party from certain dispositions of assets, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $200.0 million. In addition, FinCo is only required to prepay loans as described above to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the total loan commitments.

The terms of the FinCo Credit Agreement also include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.

The Tender Offer

On April 12, 2010, the Company also announced that it was (i) commencing cash tender offers for the outstanding $100.0 million 7.55% senior debentures of the Company due 2028, the $150.0 million 5.7% senior notes of the Company due 2014 and the $100.0 million 8.5% capital securities of First American Capital Trust I due 2012, as well as the PREFERRED PLUS 7.55% trust certificates issued by the PREFERRED PLUS Trust Series Far-1 due 2028 (collectively, the “Existing Notes”), and (ii) soliciting from the holders of certain of the Existing Notes consents to amend the indentures under which such Existing Notes were issued to expressly affirm that the Company’s separation does not conflict with the terms of the indentures.

On April 27, 2010, the Company announced that it had received tenders and accompanying consents from the holders of 99% of the 5.7% senior notes of the Company due 2014 and the holders of 64% of the 8.5% capital securities of First American Capital Trust I due 2012. Accordingly, the Company has received the requisite approval to amend the related indentures.

The tender and solicitation offers remain open and are scheduled to expire on May 7, 2010.

The Company has a plan authorizing the repurchase of $800.0 million of its common shares. Under the plan, which has no expiration date, the Company has repurchased and retired 10.5 million of its common shares for a total purchase price of $439.6 million and has the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

As of March 31, 2010, the Company’s debt and equity investment securities portfolio consists of approximately 97% of fixed income securities. As of that date, over 80% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA and approximately 96% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
March 31, 2010
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	99.6%	0.1%	0.3%
Foreign bonds	96.9%	0.0%	3.1%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed and asset-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	5.0%	8.8%	86.2%
Corporate debt securities	96.9%	0.0%	3.1%
Preferred stock	0.0%	5.4%	94.6%

	91.9%	0.7%	7.4%

Approximately 36% of the Company’s municipal bonds portfolio has third party insurance in effect.

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2010.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,414	$2,486	0.0%	0.0%	100.0%
2006	10	41,750	25,542	0.0%	0.5%	99.5%
2005	7	12,412	9,267	0.0%	54.1%	45.9%
2003	3	863	793	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	24,286	17,747	0.0%	0.0%	100.0%
Non-agency asset-backed securities	5	4,600	3,746	100.0%	0.0%	0.0%

	28	$91,325	$59,581	6.0%	7.6%	86.4%

As of March 31, 2010, 16 non-agency mortgage-backed and asset-backed securities with an amortized cost of $60.9 million and an estimated fair value of $38.3 million were on negative credit watch by S&P or Moody’s.

The Company assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at March 31, 2010. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults, and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of the Company’s securities data and market analytic tools. As a result of the Company’s security-level review, it recognized $1.7 million of other-than-temporary impairments in earnings for the three months ended March 31, 2010. Total new other-than-temporary impairments for the three months ended March 31, 2010 were $0.7 million. This amount is less than the amount recognized in earnings because $1.0 million of the $1.7 million recognized presently in earnings had already been recognized as other-than-temporary impairment in other comprehensive income in prior periods. The migration of the $1.0 million of other-than-temporary impairment from other comprehensive income to earnings occurred due to additional forecasted credit losses based on the analysis described above. No new material other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and the obligations and cash requirements of its holding company for at least the next twelve months. Prior to the spin-off transaction, the Company expects to continue its policy of paying regular quarterly cash dividends. Following the consummation of the spin-off transaction, FinCo is expected to pay approximately $25.0 million per year in dividends to holders of its common stock. However, the amount of the dividend, if any, depends on the earnings, financial condition and capital requirements of the financial services company at that time. InfoCo is not expected to pay a dividend following the transaction.

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

There have been no material changes in the Company’s market risks since the filing of its Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where it has been determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. In accordance with accounting guidance, the Company maintained a reserve for these lawsuits totaling $14.5 million at March 31, 2010. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. According to the complaint, Fiserv Solutions, Inc., as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest. On April 1, 2010, the Company filed an answer to Bank of America’s complaint and filed a third party complaint within the same litigation against Fiserv for breach of contract, indemnification and other matters. The Company’s agreement with Fiserv required Fiserv, among other things, to ensure that the Company’s policies were issued in accordance with prudent practices, to refrain from issuing the Company’s policies unless it had determined the product could be properly issued in accordance with the Company’s standards and to provide reasonable assistance in claims handling. The agreement also required Fiserv to indemnify the Company for certain losses, including losses resulting from Fiserv’s failure to comply with its agreement with the Company or with Company instructions or from its negligence or misconduct.

While it is not feasible to predict with certainty the outcome, the ultimate resolution could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and asset valuation services. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. In accordance with accounting guidance, the Company maintained a reserve for these matters totaling $0.9 million at March 31, 2010. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the ultimate resolution of any of such proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

Item 1A.	Risk Factors.

The Company has amended its eighteenth risk factor as set forth below. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

18. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. For example, the Company believes that three lenders collectively originate more than 50 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase our products and other matters. Moreover, these larger customers may prove more capable of performing in-house some or all of the services the Company provides and, consequently, their demand for its products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers or the loss of all or a portion of the business the Company derives from these customers could have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2010, the Company did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of the Company’s Common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, the Company may repurchase up to $800 million of the Company’s issued and outstanding Common shares. During the quarter ended March 31, 2010, the Company did not repurchase any shares under this plan and cumulatively the Company has repurchased $439.6 million (including commissions) of its shares and had the authority to repurchase an additional $360.4 million (including commissions) under the plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2010	—	—	—	$360,369,939
February 1 to February 28, 2010	—	—	—	$360,369,939
March 1 to March 31, 2010	—	—	—	$360,369,939

Total	—	—	—	$360,369,939

Item 5.	Other Information.

On April 27, 2010, the Compensation Committee of the Company’s Board of Directors approved a form of letter agreement to be entered into among the Company, FinCo and Parker S. Kennedy in connection with the spin-off transaction. The letter agreement details the benefits plans in which Mr. Kennedy will be entitled to participate following the consummation of the transaction. In most instances Mr. Kennedy will be entitled to participate in the benefits plans of both entities following the separation so long as he remains employed by both resulting entities, with necessary adjustments to avoid duplication in the overall level of such benefits.

With respect to health and welfare plans, Mr. Kennedy will participate only in FinCo’s plans, and InfoCo will reimburse FinCo for half the expense associated with that participation. In addition, because FinCo will inherit the Company’s defined benefit pension plan, and InfoCo will not maintain a similar plan following the separation, Mr. Kennedy will participate only in FinCo’s pension plan. His benefit thereunder will remain frozen according to the current terms of that plan.

The agreement further provides that half of Mr. Kennedy’s outstanding Company restricted stock units and stock options will convert into FinCo restricted stock units and options, with the other half converted into InfoCo awards at the same time and in the same manner in which other employees’ outstanding awards are converted in connection with the spin-off.

The letter agreement also provides that Mr. Kennedy’s change in control agreement with the Company will be amended at the time of the spin-off such that, in the event of a change in control and a related termination of employment from either company, he will receive from the company experiencing the change in control severance benefits equal to 50 percent of the benefits his change in control agreement provides prior to the separation, but his benefit will be based on his combined compensation with both entities for purposes of calculating the change in control benefit. Special provision is made to provide for equitable treatment in a situation where Mr. Kennedy is employed by only one company and that company experiences a change in control, such that 100 percent of the benefit is paid with respect to the company experiencing the change in control, but compensation amounts are based on 100 percent of Mr. Kennedy’s compensation from that entity post-separation and only 50 percent of pre-separation compensation from the Company.

In addition, the letter agreement provides that Mr. Kennedy’s employment with one entity will not be deemed to violate any employee benefit plan provision of the other entity which conditions the receipt of benefits upon not engaging in competitive or detrimental activity.

The summary of the letter agreement provided above is qualified in its entirety by reference to the letter agreement, a complete copy of which is attached hereto as Exhibit 10(d).

*        *        *

The Company has previously disclosed that Mr. Kennedy’s pre-spin-off 2010 bonus will be determined by adjusting the target bonus amount in the same manner as the financial services group’s bonus, and that the other half will be adjusted pursuant to the criteria applicable to the information solutions group’s chief executive officer. On April 27, 2010, the Compensation Committee clarified that the half that is tied to the information solutions group’s chief executive officer’s performance metrics will relate solely to metrics that reflect objective criteria and shall exclude metrics that are subjective in nature.

*        *        *

As discussed in First American Financial Corporation’s Registration Statement on Form 10 filed on December 14, 2009, as amended on February 12, 2010, March 22, 2010 and April 30, 2010, in connection with the spin-off the Company is expected to issue a number of shares to FinCo and its principal title insurance subsidiary that will result in these entities collectively owning approximately $250 million of InfoCo’s issued and outstanding common shares following the separation. FinCo and its subsidiary will not have the right to vote these shares. Rather, it is anticipated that a voting agreement will be entered into pursuant to which InfoCo’s board of directors will direct the vote of these shares. FinCo and its subsidiary will agree to dispose of the InfoCo common shares within five years after the separation or to bear any adverse tax consequence arising out of holding the shares for longer than that period.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST AMERICAN CORPORATION
(Registrant)

By	/s/ Parker S. Kennedy
Parker S. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

By	/s/ Anthony S. Piszel
Anthony S. Piszel Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2010

EXHIBIT INDEX

Exhibit No.	Description	Location
10(a)	Arrangement regarding salaries and bonuses for certain named executive officers, approved March 29, 2010.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K dated April 1, 2010.

10(b)	Credit Agreement dated as of April 12, 2010, among First American Financial Corporation, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10(s) to Amendment No. 3 to First American Financial Corporation Registration Statement on Form 10 filed April 30, 2010.

10(c)	Third Amended and Restated Credit Agreement dated as of April 12, 2010, among The First American Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	Attached.

10(d)	Form of letter agreement among The First American Corporation, First American Financial Corporation and Parker S. Kennedy.	Incorporated by reference herein to Exhibit 10(bb) to Amendment No. 3 to First American Financial Corporation Registration Statement on Form 10 filed April 30, 2010.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.