Form 10-Q
period 2010-06-30
CORELOGIC, INC.
filed 2010-08-09
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13585

CoreLogic, Inc.
(Exact name of registrant as specified in its charter)

Incorporated in Delaware	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 First American Way, Santa Ana, California	92707-5913
(Address of principal executive offices)	(Zip Code)

(714) 250-6400
(Registrant’s telephone number, including area code)

The First American Corporation
1 First American Way,
Santa Ana, California  92707
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

On August 3, 2010, there were 116,999,315 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

Items 3 and 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except per share value)	June 30,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$395,174	$498,997
Accounts receivable (less allowance for doubtful accounts of $28,075 and $30,813 in 2010 and 2009, respectively)	270,669	251,915
Prepaid expenses and other current assets	48,794	30,654
Income tax receivable	17,348	70,724
Deferred tax asset	23,011	22,776
Marketable securities	64,829	77,841
Due from First American Financial Corporation ("FAFC"), net	-	15,238
Assets of discontinued operations (Note 15)	-	5,136,677
Total current assets	819,825	6,104,822
Property and equipment, net	247,035	249,704
Goodwill	1,819,116	1,816,591
Other intangible assets, net	162,330	175,636
Capitalized data and database costs, net	207,637	204,224
Investment in affiliates	182,291	171,803
Other assets	140,439	110,301
Total assets	$3,578,673	$8,833,081
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$307,415	$362,327
Deferred revenue, current	197,086	208,749
Due to FAFC, net	447	-
Mandatorily redeemable noncontrolling interests	385,847	-
Current portion of long-term debt	32,762	32,532
Liabilities of discontinued operations (Note 15)	-	3,545,166
Total current liabilities	923,557	4,148,774
Long-term debt, net of current portion	584,628	539,662
Deferred revenue, long-term	338,266	356,712
Deferred income tax liability	119,921	110,509
Other liabilities	47,087	49,321
Total liabilities	2,013,459	5,204,978

Redeemable noncontrolling interests	-	458,847

Equity:
CoreLogic Inc.'s ("CLGX") stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized,no shares issued or outstanding	-	-
Common stock, $0.00001 par value; 180,000 shares authorized; 116,972 and 103,283 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	1,130,927	1,104,587
Retained earnings	433,969	2,217,504
Accumulated other comprehensive income (loss)	590	(167,798)
Total CLGX's stockholders' equity	1,565,487	3,154,294
Noncontrolling interests	(273)	14,962
Total equity	1,565,214	3,169,256
Total liabilities and equity	$3,578,673	$8,833,081

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
 Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Operating revenue	$468,279	$499,929	$916,524	$985,116
External cost of revenues	143,267	156,695	278,973	306,473
Salaries and benefits	165,537	173,006	343,403	352,543
Other operating expenses	102,164	77,282	187,937	149,924
Depreciation and amortization	31,864	32,322	62,364	64,345
Total operating expenses	442,832	439,305	872,677	873,285
Income from operations	25,447	60,624	43,847	111,831
Interest (expense) income:
Interest income	141	1,726	1,708	3,669
Interest expense	(9,261)	(9,403)	(16,520)	(18,789)
Total interest (expense), net	(9,120)	(7,677)	(14,812)	(15,120)
(Loss) gain on investment and other income	(5,520)	440	(3,071)	142
Income from continuing operations before equity in earnings of affiliates and income taxes	10,807	53,387	25,964	96,853
Provision for income taxes	10,529	13,370	13,286	28,415
Income from continuing operations before equity in earnings of affiliates	278	40,017	12,678	68,438
Equity in earnings of affiliates	8,458	15,676	15,885	27,304
Income from continuing operations	8,736	55,693	28,563	95,742
Income from discontinued operations, net of tax	24,709	33,442	43,520	45,884
Net income	33,445	89,135	72,083	141,626
Less: Net income attributable to noncontrolling interest	9,035	18,863	18,257	35,329
Net income attributable to CLGX	$24,410	$70,272	$53,826	$106,297
Amounts attributable to CLGX stockholders:
(Loss) income from continuing operations	$(299)	$36,830	$10,306	$60,413
Income from discontinued operations, net of tax	24,709	33,442	43,520	45,884
Net income	$24,410	$70,272	$53,826	$106,297
Basic income per share:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.01)	$0.39	$0.10	$0.65
Income from discontinued operations attributable to CLGX stockholders, net of tax	0.23	0.36	0.41	0.49
Net income attributable to CLGX	$0.22	$0.75	$0.51	$1.14
Diluted income per share:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.01)	$0.39	$0.09	$0.64
Income from discontinued operations attributable to CLGX stockholders, net of tax	0.23	0.36	0.41	0.49
Net income attributable to CLGX	$0.22	$0.75	$0.50	$1.13
Weighted-average common shares outstanding:
Basic	108,936	93,260	106,205	93,141
Diluted	109,716	94,005	107,046	93,758

See notes condensed consolidated financial statements.

CoreLogic, Inc.
 Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net income attributable to CLGX	$24,410	$70,272	$53,826	$106,297
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	(2,160)	332	(4,818)	774
Foreign currency translation adjustments	318	3,742	(1,002)	2,958
Supplemental Benefit Plan Adjustment	(171)	(239)	(407)	(479)
Total other comprehensive (loss) income, net of tax	(2,013)	3,835	(6,227)	3,253
Comprehensive income	22,397	74,107	47,599	109,550
Less: Comprehensive income attributable to the noncontrolling interest	-	(987)	(12)	(1,230)
Comprehensive income attributable to CLGX	$22,397	$75,094	$47,611	$110,780

See notes condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$72,083	$141,626
Income from discontinued operations	43,520	45,884
Income from continuing operations	$28,563	$95,742
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	62,364	64,345
Provision for bad debt and claim losses	12,315	21,400
Share-based compensation	8,985	9,894
Equity in earnings of affiliates	(15,885)	(27,304)
Deferred income tax	-	13,581
Net realized investment losses (gains)	3,071	(142)
Change in operating assets and liabilities:
Accounts receivable	(20,738)	3,026
Prepaid expenses and other assets	(18,140)	49,251
Accounts payable and accrued expenses	(43,421)	(131,107)
Deferred income	(30,109)	(17,499)
Due to affiliates	43,924	(115,230)
Income tax accounts	10,133	46,340
Dividends received from investments in affiliates	17,395	43,189
Change in other assets and other liabilities	(52,657)	88,064
Net cash provided by operating activities - continuing operations	5,800	143,550
Net cash (used in) provided by operating activities - discontinued operations	(9,676)	67,429
Total cash (used in) provided by operating activities	(3,876)	210,979
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	(72,000)	-
Purchase of subsidiary shares from and other decreases in noncontrolling interests	(5,617)	(5,455)
Purchases of capitalized data	(12,054)	(12,577)
Purchases of property and equipment	(32,050)	(22,104)
Cash paid for acquisitions	(2,773)	(29,465)
Purchases of investments	(21,819)	(10,158)
Proceeds from sale of investments	26,386	-
Net cash used in investing activities - continuing operations	(119,927)	(79,759)
Net cash (used in) provided by investing activities - discontinued operations	(61,099)	183,990
Total cash (used in) provided by investing activities	(181,026)	104,231
Cash flows from financing activities:
Proceeds from long-term debt	654,900	54,912
Repayment of long-term debt	(609,705)	(60,507)
Proceeds from issuance of stock related to stock options and employee benefit plans	7,123	4,598
Distribution to noncontrolling interests	(12,888)	(19,838)
Cash dividends	(22,846)	(40,954)
Tax benefit related to stock options	1,110	115
Net cash provided by (used in) financing activities - continuing operations	17,694	(61,674)
Net cash provided by (used in) financing activities - discontinued operations	29,087	(164,605)
Total cash provided (used in) by financing activities	46,781	(226,279)
Net (decrease) increase in cash and cash equivalents	(138,121)	88,931
Cash and cash equivalents at beginning of year	498,997	311,507
Change in cash and cash equivalents - discontinued operations	34,298	(72,254)
Cash and cash equivalents at end of year	$395,174	$328,184

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,568	$19,866
Cash (refunds received) paid income taxes, net	$(21,171)	$34,253
Non-cash financing activities:
Distribution to stockholders of First American Financial Corporation ("FAFC")	$1,664,043	$-
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$6,806	$-

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Noncontrolling Interests (1)	Total
Balance at December 31, 2009	103,283	$1	$1,104,587	$2,217,504	$(167,798)	$14,962	$3,169,256
Net income for the six months ended June 30, 2010				54,012		(184)	53,828
Spin-off distribution of FAFC	-	-	-	(1,814,378)	163,612	(13,277)	(1,664,043)
Shares and capital issued to FAFC	12,933	-	-		-	-	-
Dividends on common shares	-	-	-	(22,846)	-	-	(22,846)
Shares issued in connection with share-based compensation	756	-	7,123	-	-	-	7,123
Share-based compensation	-	-	14,155	-			14,155
Restricted stock unit dividend equivalents	-	-	323	(323)	-	-	-
Purchase of subsidiary shares from and other decreases in noncontrolling interests	-	-	(2,067)	-	-	(3,550)	(5,617)
Sale of subsidiary shares to and other increases in noncontrolling interests	-	-	-	-	-	51	51
Distributions to noncontrolling interests	-	-	-	-	-	(355)	(355)
Adjust redeemable noncontrolling interests to redemption value	-	-	6,806	-	-	-	6,806
Other comprehensive income	-	-	-	-	4,776	2,080	6,856
Balance at June 30, 2010	116,972	$1	$1,130,927	$433,969	$590	$(273)	$1,565,214

(1)           Excludes amounts related to redeemable noncontrolling interests recorded in the mezzanine section of the Company’s condensed consolidated balance sheet. See Note 12- Redeemable Noncontrolling Interests to the condensed consolidated financial statements for a summary of the changes in redeemable noncontrolling interests.

See notes to condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual amounts may differ from these estimated amounts. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.  These financial statements should also be read in conjunction with our Current Reports on Form 8-K filed with the SEC on June 1, 2010 and June 4, 2010.  The net impact of errors related to out of period expenses recorded in the three and six month periods ended June 30, 2010 totaled incremental expense of $4.5 million, or $0.4 per diluted share.  The impact of these errors has been evaluated relative to the current and prior periods, individually and in the aggregate, and the impact is not considered material.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Prior year balances and amounts have been classified to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Spin-off Transaction

On June 1, 2010, The First American Corporation (“FAC”) completed a transaction (the “Separation”) by which it separated into two independent, publicly traded companies through a distribution (the “Distribution”) of all of the outstanding shares of its subsidiary, First American Financial Corporation (“FAFC”), to the holders of FAC’s common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, FAFC owned the businesses that comprised FAC’s financial services businesses immediately prior to the Separation and FAC retained its information solutions businesses.

On May 18, 2010, the shareholders of FAC approved a separate transaction pursuant to which FAC changed its place of incorporation from California to Delaware (the “Reincorporation”). The Reincorporation became effective June 1, 2010. To effect the Reincorporation, FAC and CoreLogic, Inc., which was a wholly-owned subsidiary of FAC, incorporated in Delaware, entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, FAC merged with and into CoreLogic, Inc. with CoreLogic, Inc. continuing as the surviving corporation. Concurrent with the Separation, FAC changed its trading symbol to CLGX.  For purposes of this report, "CoreLogic," the "Company," "we," "our," "us" or similar references mean CoreLogic, Inc. and our consolidated subsidiaries.

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement as described in Note 7 – Income Taxes, The Company and FAFC also entered into a Restrictive Covenants Agreement pursuant to which FAFC is restricted in certain respects from competing with the Company in our tax services business within the United States for a period of ten years.  In addition, CoreLogic issued a promissory note to FAFC relating to certain pension liabilities. See Note 9 – Employee Benefit Plans.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.  As a result of the Separation, the FAFC businesses are reflected in our condensed consolidated financial statements as discontinued operations.  The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification.  See Note 15 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts outstanding at June 30, 2010.
As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our issued and outstanding common shares, or 12,933,265 shares to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million.  As a result, we have accrued a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million.  As a condition to the Separation, FAFC is expected to dispose of the shares within five years following the Separation.

GAAP requires that we include all of the corporate costs of FAC up to the Separation date in our income statement.  For the three and six month periods ended June 30, 2010, those net expenses totaled approximately $38.6 million and $70.5 million, respectively, (including spin-related expenses totaling approximately $12.7 million and $31.4 million respectively) as compared to $19.2 million and $37.9 million for the three and six months ended June 30, 2009, respectively.

In connection with the Separation, we reorganized our reporting segments into three reporting segments to be consistent with how we view and operate our businesses.  See Note 17 – Segment Information.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact our condensed consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on our condensed consolidated financial statements.

Note 2 – Investment in Affiliates

We record equity in earnings of affiliates net of income taxes.  For the three and six months ended June 30, 2010, income tax of $5.6 million and $10.6 million, respectively was recorded on these earnings and for the same periods of the prior year $10.5 million and $18.2 million was recorded on these earnings.

One of our investments in affiliates is a joint venture that provides products and services used in connection with loan originations, in which our subsidiary owns a 50.1% interest. Based on the terms and conditions of the joint venture agreement, we do not have control of, or a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Statement of operations
Net revenue	$105,710	$150,993	$190,486	$273,853
Expenses	78,708	115,537	142,385	211,604
Income before income taxes	$27,002	$35,456	$48,101	$62,249
Net income	$26,877	$35,308	$47,854	$61,723
CLGX equity in earnings of affiliate	$13,465	$17,689	$23,975	$30,923

Note 3 – Marketable Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized	Gross unrealized		Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2010
Non-agency mortgage-backed and asset-backed securities	$2,215	$-	$(178)	$2,037
	$2,215	$-	$(178)	$2,037
December 31, 2009
Governmental agency mortgage-backed and asset-backed securities	$26,574	$897	$-	$27,471
Non-agency mortgage-backed and asset-backed securities	2,941	-	(718)	2,223
	$29,515	$897	$(718)	$29,694

The cost and estimated fair value of investments in equity securities are as follow:

		Gross unrealized		Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2010
Common stock	$27,256	$14,754	$-	$42,010
Preferred stock	21,873	-	(1,091)	20,782
	$49,129	$14,754	$(1,091)	$62,792
December 31, 2009
Common stock	27,256	20,730	-	47,986
Preferred stock	161	-	-	161
	$27,417	$20,730	$-	$48,147

Sales of debt and equity securities resulted in realized gains of $1.1 million and a realized loss of $1.3 million for the three and six months ended June 30, 2010 and 2009, respectively.

Fair value measurement

We classify the fair value of our debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

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

Level 3 – Valuations based on inputs that are unobservable and material to the overall fair value measurement, and involve management judgment. The Level 3 category includes non-agency mortgage-backed and asset-backed securities which are currently not actively traded.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is material to the fair value measurement.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, classified using the three-level hierarchy for fair value measurements:

	Estimated fair value as of
(in thousands)	June 30, 2010	Level 1	Level 2
Debt securities:
Non-agency mortgage-backed and asset-backed securities	$2,037	$-	$2,037
	2,037	-	2,037
Equity Securities:
Common stock	42,010	42,010	-
Preferred stock	20,782	20,782	-
	62,792	62,792	-
	$64,829	$62,792	$2,037

	Estimated fair value as of
(in thousands)	December 31, 2009	Level 1	Level 2
Debt securities:
Governmental agency mortgage-backed and asset-backed securities	$27,471	$-	$27,471
Non-agency mortgage-backed and asset-backed securities	2,223	-	2,223
	29,694	-	29,694
Equity Securities:
Common stock	47,986	47,986	-
Preferred stock	161	161	-
	48,147	48,147	-
	$77,841	$48,147	$29,694

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting segment, for the six months ended June 30, 2010, is as follows:

(in thousands)	Business and Information Services	Data and Analytics	Employer, Legal and Marketing Services	Consolidated
Balance at December 31, 2009:
Goodwill	$707,582	$608,334	$527,334	$1,843,250
Accumulated impairment losses	(6,925)	-	(19,734)	(26,659)
Goodwill	$700,657	$608,334	$507,600	$1,816,591
Acquisitions, (disposals), and earnouts	-	-	2,773	2,773
Other/post acquisition adjustments	(85)	101	(264)	(248)
Balance at June 30, 2010:
Goodwill	$707,497	$608,435	$529,843	$1,845,775
Accumulated impairment losses	(6,925)	-	(19,734)	(26,659)
Goodwill	$700,572	$608,435	$510,109	$1,819,116

We have seven reporting units within our three reporting segments utilized in goodwill impairment testing: mortgage origination services, default and technology services, specialty finance solutions, risk and fraud analytics, employer services, legal services and marketing services.

Our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. We have not performed an impairment analysis on any of our reporting units during the six months ended June 30, 2010 as no triggering events requiring such an analysis have occurred.  See further discussion related to impairment analysis performed as a result of the Separation of FAFC.  See Note 15 – Discontinued Operations.

Note 5 – Other Intangible Assets, net

Other intangible assets consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Customer lists	$289,527	$290,075
Noncompete agreements	16,056	13,920
Trade names and licenses	28,209	28,199
	333,792	332,194
Less accumulated amortization	(171,462)	(156,558)
Other identifiable intangible assets, net	$162,330	$175,636

Amortization expense for finite-lived intangible assets was $8.3 million and $8.2 million for the three months ended June 30, 2010 and 2009, respectively and $16.4 million for the six months ended June 30, 2010 and 2009.

Estimated amortization expense relating to finite-lived intangible asset balances as of June 30, 2010, is expected to be as follows for the next five years:

(in thousands)
Remainder of 2010	$15,565
2011	28,677
2012	26,953
2013	23,771
2014	14,816
Thereafter	52,548
$162,330

Note 6 – Notes and Contracts Payable

Credit Agreement

On April 12, 2010, we signed and closed a third amended and restated credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Securities and a syndicate of lenders, with JPMorgan also serving as administrative agent and collateral agent.

The Credit Agreement amends and restates our second amended and restated credit agreement dated as of November 16, 2009. Proceeds from the extensions of credit under the Credit Agreement were used for working capital, retirement of public debt and other general corporate purposes.

The Credit Agreement consists of a $350.0 million six-year term loan facility and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full as of June 30, 2010 and the proceeds were used to settle the cash tender offers discussed below, as well as to pay down amounts owed on the revolving credit facility. The revolving loan commitments are scheduled to terminate on July 11, 2012. The Credit Agreement provides for the ability to increase the term loan facility provided that the total credit exposure under the Credit Agreement does not exceed $1.05 billion in the aggregate.

Our obligations under the Credit Agreement are guaranteed by our subsidiaries that comprise at least 95% of our total U.S. assets (the “Guarantors”).

To secure our obligations under the Credit Agreement, the Company and the Guarantors (the “Loan Parties”) have granted JPMorgan, as collateral agent, a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1 million or more.

The term loan is subject to mandatory repayment, commencing September 30, 2010, and continuing on each three month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to prepayment from (i) the net proceeds (as defined in the Credit Agreement) of certain debt incurred or issued by any Loan Party, (ii) a percentage of our excess cash flow (as defined in the Credit Agreement) (unless our leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any Loan Party from certain assets sales and recovery events.

At our election, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the greatest of (a) JPMorgan’s “prime rate”, (b) the Federal Funds effective rate plus 1/2% and (c) the reserve adjusted London interbank offering rate for a one month Eurodollar borrowing plus 1%) (the “Alternate Base Rate”) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurodollar borrowings (the “LIBO Rate”) adjusted for statutory reserves (the “Adjusted LIBO Rate”), provided that the minimum LIBO Rate with respect to any term loan shall not be less than 1.50%, plus the Applicable Rate. We may select interest periods of one, two, three or six months or, if agreed to by all lenders, nine or twelve months for Eurodollar borrowings of revolving loans. We may select interest periods of three or six months or (if agreed to by all lenders) one, two, nine or twelve months for Eurodollar borrowings of term loans.

The Applicable Rate varies depending upon the Company’s leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum is 3.25%. The initial interest rate for the term loans is approximately 4.75%.  As of June 30, 2010, the applicable rate for the term loans was 4.75%.

The Credit Agreement includes customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. As of June 30, 2010, we were in compliance with these covenants.

The Tender Offer

On April 12, 2010, we announced that we were (i) commencing cash tender offers for the outstanding $100.0 million 7.55% senior debentures of the Company due 2028, the $150.0 million 5.7% senior notes of the Company due 2014 and the $100.0 million 8.5% capital securities of First American Capital Trust I due 2012, as well as the PREFERRED PLUS 7.55% trust certificates issued by the PREFERRED PLUS Trust Series Far-1 due 2028 (collectively, the “Existing Notes”), and (ii) soliciting from the holders of certain of the Existing Notes consents to amend the indentures under which such Existing Notes were issued to expressly affirm that the Separation does not conflict with the terms of the indentures.

On April 27, 2010, we announced that we had received tenders and accompanying consents from the holders of 99% of the 5.7% senior notes of the Company due 2014 and the holders of 64% of the 8.5% capital securities of First American Capital Trust I due 2012.  On May 10, 2010, we announced that over 50.0% of the holders (direct and indirect), of the 7.55% Senior Debentures due 2028 tendered valid consents.  Consents were received through direct solicitation to the 7.55% Senior Debentures holders as well as Preferred Plus 7.55% trust certificate holders. Accordingly, we received the requisite approvals and amended the related indentures. Consent fees paid in connection with the tender offer totaling $2.7 million are included in other operating expenses for the three and six months ended June 30, 2010.

Our long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Acquisition related notes:
Weighted average interest rate of 5.35% and 5.27% at June 30, 2010 and December 31, 2009, respectively, with maturities through 2013	$58,262	$71,867
Bank notes:
5.7% senior debentures due August, 2014	1,175	149,808
7.55% senior debentures due April, 2028	59,645	100,000
8.5% deferrable interest subordinated notes due April, 2012	34,768	100,000
Line of credit borrowings due July 2012, weighted average interest rate of 3.63%	85,000	140,000
Term loan facility borrowings due April 2016, weighted average	350,000	-
Other debt:
6.52% Promissory Note due to First American Financial Corporation (Note 9)	19,900	-
Various interest rates with maturities through 2013	8,640	10,519
Total long-term debt	617,390	572,194
Less current portion of long-term debt	32,762	32,532
Long-term debt, net of current portion	$584,628	$539,662

Note 7 – Income Taxes

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 64.9 % and 45.5% for the three and six months ended June 30, 2010, respectively, and 30% and 33% respectively for the same periods of the prior year. The increase in the effective rate is primarily attributable to non-deductible transaction costs incurred in connection with the Separation.  Income taxes included in equity in earnings of affiliates was $5.6 million and $10.6 million for the three and six months ended June 30, 2010, respectively, and $10.5 million and $18.2 million, respectively, for the same periods of the prior year.  These amounts are not reflected at the segment level but are recorded as a component of Corporate in the equity in earnings in affiliates.

A large portion of our income attributable to noncontrolling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

As of June 30, 2010, we have a net deferred tax liability in the amount of $96.9 million and at December 31, 2009 we had a net deferred tax asset in the amount of $13.2 million. The net change is attributable to the Separation, which occurred on June 1, 2010. Our deferred tax balances at June 30, 2010 relate primarily to deferred revenue and basis differences in tangible and intangible assets.

As of June 30, 2010, the liability for income taxes associated with uncertain tax positions was $25.2 million. This liability can be reduced by $10.8 million of offsets for amounts subject to indemnification from FAFC under the Tax Sharing Agreement and $7.3 million in tax benefits from correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $7.1 million, if recognized, would favorably affect the Company's effective tax rate.

Our continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2010, we had accrued $6.1 million of interest (net of tax benefit) and penalties related to uncertain tax positions. This liability can be reduced by $3.0 million of offsets subject to indemnification from FAFC under the Tax Sharing Agreement.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statutes of limitation for the assessment of taxes.

We entered into a Tax Sharing Agreement with FAFC in connection with the Separation that occurred on June 1, 2010. The Tax Sharing Agreement governs ours and FAFC’s respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended, and taxes incurred in connection with certain internal transactions undertaken in anticipation of the Separation. Our rights, responsibilities and obligations under the Tax Sharing Agreement are discussed in the disclosure in our Current Report on Form 8-K filed with the SEC on June 1, 2010, set forth in Item 1.01.

Note 8 – Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(in thousands, except per share amounts)
Numerator for basic net income per share:
(Loss) income from continuing operations attributable to CLGX stockholders	$(299)	$36,830	$10,306	$60,413
Effect of dilutive securities:
Subsidiary potential dilutive shares	-	(20)	-	(24)
(Loss) income from continuing operations attributable to CLGX stockholders	$(299)	$36,810	$10,306	$60,389
Income from discontinued operations attributable to CLGX stockholders, net of tax	24,709	33,442	43,520	45,884
Net income attributable to CLGX	$24,410	$70,252	$53,826	$106,273
Numerator for basic net income per share
Denominator:
Weighted-average shares for basic earnings per share	108,936	93,260	106,205	93,141
Effect of dilutive securities:
Effect of stock options and restricted stock units	780	745	841	617
Denominator for diluted earnings per share	109,716	94,005	107,046	93,758
Earnings per share
Basic:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.01)	$0.39	$0.10	$0.65
Income from discontinued operations attributable to CLGX stockholders, net of tax	0.23	0.36	0.41	0.49
Net income per share attributable to CLGX	$0.22	$0.75	$0.51	$1.14
Diluted:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.01)	$0.39	$0.09	$0.64
Income from discontinued operations attributable to CLGX stockholders, net of tax	0.23	0.36	0.41	0.49
Net income per share attributable to CLGX	$0.22	$0.75	$0.50	$1.13

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available during the period. Diluted earnings per share reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company’s stock incentive plan.

For the three months ended June 30, 2010 and 2009, 3.4 million and 2.4 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2010 and 2009, 3.6 million and 2.5 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 9 – Employee Benefit Plans

FAC’s defined benefit pension plan was a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service. The policy was to fund all accrued pension costs. Contributions are intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The sponsorship for this plan was transferred to FAFC as part of the Separation. As part of the Separation, we provided FAFC with a $19.9 million promissory note for all future pension costs, as well as the plan’s anticipated administrative costs, related to our participants in the plan.  The promissory note matures in 2017 and bears interest at a fixed rate of 6.52% per annum, which we believe is a market rate for similar instruments.

The liability associated with FAFC’s participants in the FAC non-qualified, unfunded supplemental benefit plan, 401(k) savings plan and deferred compensation plan was transferred to FAFC as part of the Separation.  The terms of the non-qualified, unfunded supplemental executive retirement plan (“SERP”), pension restoration (“Restoration”) and deferred compensation plans, as described in our Annual Report on Form 10-K for the year ended December 31, 2009, are unchanged.  The value of the assets underlying our deferred compensation plan was $25.5 million and $28.3 million at June 30, 2010 and December 31, 2009, respectively, and is included in other assets in the Condensed Consolidated Balance Sheet.  The unfunded liability for our deferred compensation plan at June 30, 2010 and December 31, 2009 was $26.2 million and $28.7 million, respectively, and is included in other liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with our supplemental benefit plans (SERP and Restoration) as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in thousands)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of period	$258,632	$241,528
Service costs	2,189	5,989
Interest costs	6,361	15,307
Actuarial gains	-	7,376
Separation of FAFC	(228,345)	-
Benefits paid	(5,903)	(11,568)
Projected benefit obligation at end of period	32,934	258,632
Change in plan assets:
Plan assets at fair value at beginning of period	-	-
Actual return on plan assets	-	-
Company contributions	5,903	11,568
Benefits paid	(5,903)	(11,568)
Plan assets at fair value at end of the period	-	-
Reconciliation of funded status:
Unfunded status of the plans	$(32,934)	$(258,632)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(32,934)	$(258,632)
	$(32,934)	$(258,632)

Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized net actuarial loss	$11,989	$107,936
Unrecognized prior service cost (credit)	(2,321)	(13,031)
Separation of FAFC	-	-
	$9,668	$94,905

The net periodic pension cost for the three and six months ended June 30, 2010 and 2009, for our supplemental benefit plans (SERP and Restoration) includes the following components:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30,		June 30,
Expense:	2010	2009	2010	2009
Service costs	931	1,497	2,189	2,994
Interest costs	2,649	3,822	6,361	7,643
Amortization of net loss	1,633	2,292	3,908	4,584
Amortization of prior service credit	(240)	(329)	(569)	(658)
	$4,973	$7,282	$11,889	$14,563

Assumptions for the expected long-term rate of return on plan assets are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical real and expected returns for the asset classes covered by the investment policy and (2) projections of inflation over the long-term period during which benefits are payable to plan participants. We believe the assumptions are appropriate based on the investment mix and long-term nature of the plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

Note 10 – Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are materially affected by the assumptions used.

For specific financial assets and liabilities (cash and cash equivalents, accounts receivable, net, accounts payable and accrued liabilities), we believe that the carrying value is a reasonable estimate of fair value due to the short-term nature of the instrument.

In estimating the fair value of the other financial instruments presented, we used the following methods and assumptions:

Investments

The methodology for determining the fair value of debt and equity securities is discussed in Note 3- Marketable Securities to the condensed consolidated financial statements.

As other long-term investments are not publicly traded, reasonable estimate by management of the fair values could not be made without incurring excessive costs.

Notes and contracts payable

The fair value of notes and contracts payable was estimated based on the current rates available to us for debt of the same remaining maturities.

Deferrable interest subordinated notes

The fair value of our deferrable interest subordinated notes was estimated based on the current rates available to us for debt of the same type and remaining maturity.

The carrying amounts and fair values of our financial instruments as of June 30, 2010 and December 31, 2009 are presented in the following table.

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$395,174	$395,174	$498,997	$498,997
Accounts and accrued income receivable, net	270,669	270,669	251,915	251,915
Investments:
Debt securities	$2,037	$2,037	$29,694	$29,694
Equity securities	62,792	62,792	48,147	48,147
Financial Liabilities:
Accounts payable and accrued liabilities	$307,415	$307,415	$362,327	$362,327
Notes and contracts payable	617,390	553,536	572,194	561,861

Note 11 – Share-Based Compensation

We issue equity awards under the CoreLogic, Inc. 2006 Incentive Compensation Plan (the “Plan”) which permits the grant of stock options, RSUs, performance units and other stock-based awards.  In connection with the Separation, on June 1, 2010, each FAC stock option held by a CoreLogic employee was converted into an adjusted CoreLogic stock option.  The exercise prices of the adjusted CoreLogic stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option.  The resulting CoreLogic stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the FAC stock option immediately prior to the Separation.

Also, in connection with the Separation, on June 1, 2010, any unvested FAC restricted stock units (“RSUs”) granted to CoreLogic employees were converted into CoreLogic RSUs.  The restricted stock unit grants were converted in a manner that was intended to preserve the fair market value of the FAC awards.  The resulting CoreLogic restricted share unit grants are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the FAC restricted share unit grants immediately prior to the Separation.

FAC stock options and RSUs held by FAFC employees were cancelled at the date of the Separation.

We primarily utilize RSUs as our share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

In connection with the Separation, we awarded performance-based restricted stock units (“PBRSUs”) to certain key employees pursuant to the Plan, and subject to certain conditions in the grant agreement.  A total of 366,154 PBRSUs were issued at an estimated value of $6.9 million.  These awards will vest based on the attainment of certain performance goals relating to our EBITDA for the years ending December 31, 2011 through 2014 and 2015.  There was no material expense recognized for these units in the three and six months ended June 30, 2010.

In connection with the Separation, we issued CoreLogic stock options as incentive compensation for certain key employees.  The exercise price of each stock option is the closing market price of our common stock on the date of grant.  These stock options generally vest equally over a four-year period (33% on the second, third, and fourth anniversaries) and expire ten years after the grant date.  The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

At June 30,
2010
Black-Scholes

Expected dividend yield	0%
Risk-free interest rate (1)	2.58%
Expected volatility (2)	34.59%
Expected life (3)	6.5

(1) The risk-free rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(2) The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.
(3) The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on  our historical data.

The following table sets forth the share-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Stock options	$216	$1,109	$416	$2,409
Restricted stock	2,189	3,148	8,146	7,003
Employee stock purchase plan	112	225	423	482
	$2,517	$4,482	$8,985	$9,894

In addition to the share-based compensation expense above, our condensed consolidated financial statements include $2.3 million and $4.5 million of share-based compensation expense related to two subsidiaries, First Advantage Corporation and First American CoreLogic Holdings, Inc., for the three and six months ended June 30, 2009, respectively.

RSU activity for the six months ended June 30, 2010, is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at December 31, 2009	3,143	$17.91
Restricted stock units granted	1,615	$19.06
Restricted stock units cancelled - Separation-related	(2,461)	-
Restricted stock units forfeited	(36)	$16.74
Restricted stock units vested	(543)	$18.41
Nonvested restricted stock units outstanding at June 30, 2010	1,718	$18.48

The following table summarizes stock option activity related to our plan:
(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average remaining contractual term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	7,483	$23.82
Options granted	1,099	$18.76
Options exercised	(776)	$11.60
Options canceled - Separation-related	(2,261)	-
Options canceled	(180)	$23.33
Options outstanding at June 30, 2010	5,365	$21.29	5.4	$1,994
Options vested and expected to vest at June 30, 2010	5,333	$21.30	5.4	$1,994
Options exercisable at June 30, 2010	4,209	$21.87	4.2	$1,994

Note 12 – Redeemable Noncontrolling Interests

Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of our Condensed Consolidated Balance Sheet between liabilities and stockholders’ equity. Noncontrolling interests for which there is a contractual requirement for purchasing the interest are included as a liability in our Condensed Consolidated Balance Sheet.  Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustments to the redemption value impacts additional paid-in capital.

The following is a summary of the changes in noncontrolling interests for the six months ended June 30, 2010. We did not have any redeemable noncontrolling interests for the six months ended June 30, 2009.

(in thousands)
Redeemable noncontrolling interests, December 31, 2009	$458,847
Net income	18,342
Distributions	(12,536)
Adjust to redemption value	(6,806)
Purchase of subsidiary shares	(72,000)
Transfer to mandatorily redeemable noncontrolling interests	(385,847)
Redeemable noncontrolling interests, June 30, 2010	$-

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the First American Real Estate Solutions, LLC (“FARES”) joint venture.  We are required to pay the $314.0 million purchase price on December 31, 2010.  This balance is included as mandatorily redeemable noncontrolling interests in the liability section of our Condensed Consolidated Balance Sheet at June 30, 2010.  We are required to make profit distributions ($4.2 million per quarter), management fee distributions ($0.5 million per quarter) and tax distributions (based on profitability of FARES) between now and the closing date.

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in First American CoreLogic Holdings, Inc. (“FACL”).  On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in February 2011 in exchange for additional consideration of $72.0 million.

The form of the additional consideration will either be common stock of CoreLogic, cash or a combination of stock and cash. The determination of the consideration is dictated by the occurrence of certain conditions, one of which was the consummation of the Separation. The remaining $72.0 million of the noncontrolling interests related to FALC is classified as mandatorily redeemable noncontrolling interests in the liability section of our Condensed Consolidated Balance Sheet at June 30, 2010.

Note 13 – Stockholder’s Equity

On May 18, 2004, our Board of Directors approved a stock repurchase plan, which was subsequently amended to add additional amounts to the stock repurchase plan on May 19, 2005, June 26, 2006 and January 15, 2008, and currently authorizes the repurchase of $800.0 million of our common shares. The plan does not have an expiration date.  Under the plan, we have repurchased 10.5 million of our common shares for a total purchase price of $439.6 million and have the authority to repurchase an additional $360.4 million. No purchases have been made subsequent to December 31, 2007.

Note 14 – Litigation and Regulatory Contingencies

We and our subsidiaries have been named in various lawsuits. In cases where it has been determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of our financial exposure based on known facts has been recorded. We do not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations. With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts outstanding at June 30, 2010.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation.  Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At June 30, 2010, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of FAC’s financial services business with FAFC and financial responsibility for the obligations and liabilities of FAC’s information solutions business with the Company. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with:

•	the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and

•	any breach by such party of the Separation and Distribution Agreement.

Note 15 – Discontinued Operations

The businesses retained by FAFC are presented within these financial statements as discontinued operations. The net income from discontinued operations in the current and restated periods includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.  The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six months June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Total revenue	$582,075	$977,501	$1,490,501	$1,865,876
Income from discontinued operations before income taxes	$39,397	$68,118	$76,323	$88,282
Income tax expense	15,067	29,876	33,222	35,131
Income, net of tax	24,330	38,242	43,101	53,151
Less: Net income attributable to noncontrolling interests	(379)	4,800	(419)	7,267
Income from discontinued operations, net of tax	$24,709	$33,442	$43,520	$45,884
Earnings per share:
Basic	$0.23	$0.36	$0.41	$0.49
Diluted	$0.23	$0.36	$0.41	$0.49
Weighted-average common shares outstanding:
Basic	108,936	93,260	106,205	93,141
Diluted	109,716	94,005	107,046	93,758

At December 31, 2009, we classified certain assets and liabilities associated with the discontinued operations as assets of discontinued operations and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets in accordance with accounting guidance.  The December 31, 2009 balance sheet does not include the $250.0 million in shares issued to FAFC at the Separation.

December 31,
(in thousands)	2009
Cash and cash equivalents	$483,451
Accounts receivable, net of allowance for doubtful accounts of $35,595	239,166
Related party receivable (payable), net	(65,089)
Income tax receivable	27,265
Investments	2,397,141
Loans receivable, net	27,186
Property and equipment, net	342,318
Title plants and other indexes	488,135
Deferred income taxes	100,988
Goodwill	800,986
Other intangible assets, net	81,889
Other assets	213,241
Total assets of discontinued operations	5,136,677
Demand deposits	1,153,574
Accounts payable and accrued liabilities	699,766
Deferred revenue	144,756
IBNR reserve	1,227,757
Notes and contracts payable	119,313
Allocated portion of First American debt	200,000
Total liabilities of discontinued operations	3,545,166
Noncontrolling interests	13,277
Total net assets of discontinued operations	$1,578,234

Cash flows from discontinued operations are presented separately on our Condensed Consolidated Statements of Cash Flows.

In connection with the Separation, we have completed an impairment analysis as required by GAAP. This analysis was subject to significant estimate and judgment, including the forecasting of future cash flows, selection of a long term revenue growth rate, selection of a discount rate, selection of market multiples, and establishment of a control premium. As part of the analysis, the Company noted the market capitalization of the distributed assets was approximately $400 million or 22% below the book value. Management believes it appropriate to include a control premium when determining the fair value of FAFC. The control premium, which has been estimated to range from 20% to 35% was based on a study of market transactions involving primarily property and casualty insurance companies. Management believes that the analysis performed supports the fair value of FAFC exceeding it’s carry amount at the date of the Separation and, accordingly, concluded that there was no impairment of the distributed assets of FAFC. It is reasonably possible that changes in the judgments, assumptions and estimates the Company made in assessing the fair value would have caused the distributed assets to become impaired.

Note 16 – Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010.  The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit.  Except for the information technology services agreements, the transition services agreements are short-term in nature.  For the month ended June 30, 2010, the net amount of $0.9 million was recognized in other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation.  Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At June 30, 2010, no reserves were considered necessary.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities.  At June 20, 2010, we recorded a receivable from FAFC of $42.1 million for these contingent tax obligations.  See further discussion at Note 7 – Income Taxes.

On the record date for the Separation, we issued to FAFC shares of our common stock that resulted in FAFC owning 12.9 million shares of our common stock immediately following the Separation.  There are no restrictions related to FAFC’s ability to dispose of the shares and we retain a right of first offer on sales by FAFC.  FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period.

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrues interest at a rate of 6.52% per annum.  Interest is first due on July 1, 2010 and due quarterly thereafter.  The promissory note is due on May 31, 2017.  The note approximates the unfunded portion of the benefit obligation attributable to participants in the defined benefit pension plan that were our employees.  See Note 9 - Employee Benefits for further discussion of the defined benefit pension plan.

FAFC owns three office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2010, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2009, respectively.

During the three and six months ended June 30, 2010 and 2009 we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $5.2 million and $12.9 million for the three and six months ended June 30, 2010, respectively, and $12.7 million and $24.4 million for the three and six months ended June 30, 2009, respectively.

Prior to the Separation, certain commercial transactions with FAFC were settled in cash and are reflected in Due To/From Affiliates net in our Condensed Consolidated Balance Sheets. Following the Separation, all transactions with FAFC are settled in cash and are reflected in Due To/From FAFC, net in our Condensed Consolidated Balance Sheets.

Note 17 – Segment Information

In connection with the Separation, we reorganized our reporting segments into three reporting segments:

•
Business and Information Services: Our business and information services segment provides tax monitoring, flood zone certification and monitoring, mortgage default management services, mortgage loan administration and production services, mortgage-related business process outsourcing and property valuation and management services. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our business and information services segment has two components: mortgage origination services, which is focused on the mortgage origination and servicing industry, and default and technology services, which is primarily oriented toward services required by owners/servicers of troubled mortgage assets and toward providing custom outsourcing solutions for a wide range of clients.

•
Data and Analytics: Our data and analytics segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products for risk management, collateral assessment, loan quality reviews and fraud prediction. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segments has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which emphasizes our credit, broker and multiple listing services products.

•
Employer, Legal and Marketing Services:  Our employer, legal and marketing services segment provides information management and risk mitigation solutions to enable informed decision-making by our customers.  We deliver our solutions through a collection of businesses that possess advanced technology, proprietary processes, unique structured and unstructured data sources, advanced analytics and proactive applications. These capabilities provide our clients with enhanced situational awareness and transparency. Our customers include leading financial institutions, Fortune 500 companies, AmLaw 100 law firms, and middle-market enterprises.

Corporate and eliminations consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate facilities, certain technology initiatives, unallocated interest expense and elimination of inter-segment revenues included in the results of the reporting segments.

Operating revenue for international operations included in the employer, legal and marketing segment was $13.7 million and $8.4 million for the three months ended June 30, 2010 and 2009, respectively, and $24.6 million and $20.3 million for the six months ended June 30, 2010 and 2009, respectively.

Selected financial information by reporting segment is as follows:

(in thousands) At and for three months ended June 30, 2010	Revenue	Depreciation and Amortization	Income (Loss) From Continuing Operations	Assets (excluding for discontinued operations)	Capital Expenditures
Business and Information Services	$227,457	$5,303	$51,836	$1,107,704	$1,585
Data and Analytics	176,257	13,249	35,181	1,800,224	4,923
Employer, Legal and Marketing Services	64,553	5,689	(3,574)	896,413	2,092
Corporate and Eliminations	12	7,623	(74,707)	(225,668)	350
Consolidated	$468,279	$31,864	$8,736	$3,578,673	$8,950

At and for three months ended June 30, 2009
Business and Information Services	$254,509	$6,205	$69,965	$1,228,537	$2,710
Data and Analytics	174,739	12,951	46,441	1,743,094	3,422
Employer, Legal and Marketing Services	69,923	6,046	1,130	895,225	1,911
Corporate and Eliminations	758	7,120	(61,843)	(857,936)	(2,055)
Consolidated	$499,929	$32,322	$55,693	$3,008,920	$5,988

At and for six months ended June 30, 2010
Business and Information Services	$443,403	$10,624	$94,540	$1,107,704	$5,717
Data and Analytics	345,677	26,695	66,027	1,800,224	6,578
Employer, Legal and Marketing Services	125,220	11,743	(6,191)	896,413	4,133
Corporate and Eliminations	2,224	13,302	(125,813)	(225,668)	15,622
Consolidated	$916,524	$62,364	$28,563	$3,578,673	$32,050

At and for six months ended June 30, 2009
Business and Information Services	$458,018	$12,255	$129,951	$1,228,537	$11,461
Data and Analytics	350,429	25,826	89,477	1,743,094	6,680
Employer, Legal and Marketing Services	169,936	11,830	3,449	895,225	3,783
Corporate and Eliminations	6,733	14,434	(127,135)	(857,936)	180
Consolidated	$985,116	$64,345	$95,742	$3,008,920	$22,104

Note 18 – Pending Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using material unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, expected operating results, revenues and earnings liquidity, our income tax rate after the Separation, unrecognized tax position, amortization expenses, impact of recent accounting pronouncements, level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure, assumptions related to long-term rate of return of our supplemental benefit plans and the reasonableness of the carrying value related to specific financial assets and liabilities.

Our expectations, beliefs, objectives, intentions and strategies regarding the future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

●	limitations on access to data from external sources, including government and public record sources;
●	changes in applicable government legislation and regulations affecting our customers or us, including with respect to consumer financial services and the use of public records and consumer data;
●	compromises in the security of our data transmissions, including the transmission of confidential information or systems interruptions;

●	difficult conditions in the mortgage and consumer credit industry, the state of the securitization market, increased unemployment and the economy generally;

●	our ability to bring new products to market and to protect proprietary technology rights;

●
our ability to identify purchasers and complete the sale of certain businesses on satisfactory terms or to identify suitable acquisition targets, obtain necessary capital and complete such transactions on satisfactory terms;

●	our ability to realize the benefits of our off-shore strategy;

●	consolidation among our significant customers and competitors;

●	impairments in our goodwill or other intangible assets; and
●
the inability to realize the benefits of the spin-off transaction as a result of the factors described immediately above, as well as, among other factors, increased borrowing costs, competition between the resulting companies,  increased operating or other expenses or the triggering of rights and obligations by the transaction or any litigation arising out of or related to the Separation.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth in our Current Report on Form 8-K filed with the SEC on June 1, 2010 and Part I, Item 1A of our most recent Annual Report on Form 10-K, as updated by the risk factors set forth in Item 1A of Part II, below and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. You should also review carefully the cautionary statements listed in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

This report also contains estimates, projections and other information concerning our industry that are based on data and projections by market research firms or trade associations, as well as estimates and forecasts prepared by our management.  This information involves a number of assumptions, estimates, uncertainties and limitations.  The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those set forth in our Current Report on Form 8-K filed with the SEC on June 1, 2010 and Part I, Item 1A of our most recent Annual Report on Form 10-K and are based on information available to us on the date hereof.  These and other factors could cause actual industry, market or other conditions to differ materially from those reflected in these estimates, projections and other information.

INTRODUCTION

This Management’s Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of acquisitions and other non-recurring items that are not presented in accordance with generally accepted accounting principles (“GAAP”). We are presenting these non-GAAP financial measures because they provide our management and readers of the Quarterly Report on Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of certain management bonuses.  EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items and has inherent limitations.  We compensate for these limitations by using GAAP financials measures as well in managing our business.  In the view of management, EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

OVERVIEW

Corporate Update

On June 1, 2010, The First American Corporation (“FAC”) completed a transaction (the “Separation”) by which it separated into two independent, publicly traded companies through a distribution (the “Distribution”) of all of the outstanding shares of its subsidiary, First American Financial Corporation (“FAFC”), to the holders of FAC’s common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, FAFC owned the businesses that comprised FAC’s financial services businesses immediately prior to the Separation and FAC retained its information solutions businesses.

On May 18, 2010, the shareholders of FAC approved a separate transaction pursuant to which FAC changed its place of incorporation from California to Delaware (the “Reincorporation”). The Reincorporation became effective June 1, 2010. To effect the Reincorporation, FAC and CoreLogic, Inc. (“CoreLogic”), which was a wholly-owned subsidiary of FAC incorporated in Delaware, entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, FAC merged with and into CoreLogic with CoreLogic continuing as the surviving corporation. Concurrent with the Separation, FAC changed its trading symbol to CLGX.  For purposes of this report, "CoreLogic," the "Company," "we," "our," "us" or similar references mean CoreLogic, Inc and our consolidated subsidiaries.

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement as described in Note 7 – Income Taxes, The Company and FAFC also entered into a Restrictive Covenants Agreement pursuant to which FAFC is restricted in certain respects from competing with the Company in our tax services business within the United States for a period of ten years.  In addition, CoreLogic issued a promissory note to FAFC relating to certain pension liabilities See Note 9 – Employee Benefit Plans.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.  As a result of the Separation, the FAFC businesses are reflected in our condensed consolidated financial statements as discontinued operations.  The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts outstanding at June 30, 2010.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our issued and outstanding common shares, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million.  As a result we will pay FAFC $7.4 million in cash to arrive at the full value of $250.0 million.  FAFC is expected to dispose of the shares within five years following the Separation.

Business Overview

We are a leading provider of property, financial and consumer information, analytics and services to mortgage originators and servicers, financial institutions and other businesses and government entities. Our data, query, analytical and business outsourcing services help our clients to identify, manage and mitigate credit. In addition, our services enable clients to manage their hiring, marketing and litigation processes and decisions. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

We believe that we offer our clients access to the most comprehensive databases of public, contributory and proprietary data covering property and mortgage information, legal, parcel and geospatial data, motor vehicle records, criminal background records, national coverage eviction information, payday lending records, credit information, and tax records, among other data types. Our databases include over 500 million historical property transactions, over 70 million mortgage applications and property-specific data covering approximately 98% of U.S. residential properties. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Reporting Segments

In connection with the Separation, we reorganized our reporting segments into three reporting segments:

●
Business and Information Services: Our business and information services segment provides tax monitoring, flood zone certification and monitoring, mortgage default management services, mortgage loan administration and production services, mortgage-related business process outsourcing and property valuation and management services. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our business and information services segment has two components: mortgage origination services, which is focused on the mortgage origination and servicing industry, and default and technology services, which is primarily oriented toward services required by owners/servicers of troubled mortgage assets and toward providing custom outsourcing solutions for a wide range of clients.

●
Data and Analytics: Our data and analytics segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products for risk management, collateral assessment, loan quality reviews, and fraud prediction. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segments has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which emphasizes our credit, broker and multiple listing services products.

●
Employer, Legal and Marketing Services:  Our employer, legal and marketing services segment provides information management and risk mitigation solutions to enable informed decision-making by our customers.  We deliver our solutions through a collection of businesses that possess advanced technology, proprietary processes, unique structured and unstructured data sources, advanced analytics and proactive applications. These capabilities provide our clients with enhanced situational awareness and transparency. Our customers include leading financial institutions, Fortune 500 companies, AmLaw 100 law firms, and middle-market enterprises.

Results of Operations

Summary

The majority of our revenues are associated with the purchase, refinancing, servicing and other types of residential real estate transactions and activity in the United States.   For the three and six months ended June 30, 2010, 64.7% and 64.6%, respectively, of our revenues were tied to real estate mortgage origination and servicing.  Approximately 32% of our operating revenues in the first three and six months of 2010 were generated by the top 10 United States mortgage originators.  We estimate that total mortgage originations decreased approximately 30% in the second quarter of 2010 relative to the same period of 2009 and increased approximately 25% relative to the first quarter of 2010.  Due to the continued economic weakness and factors such as the cessation of the first-time homebuyers’ tax credit, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

We believe that the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans (which is impacted by the volume of securitization activity), mortgage interest rates and the overall state of the U.S. economy.  Additionally, measures taken by the federal government to stimulate the purchase of residential property helped increase transaction levels in early 2010.  The first-time homebuyer’s tax credit expired in April 2010, and there has been a decrease in residential sales activity since that expiration.

As of June 30, 2010, based on our internal estimates, the level of loans delinquent 90 days or more has increased approximately 22.0% relative to June 30, 2009, while the number of loans in foreclosure has decreased by approximately 13% over the comparable period from 2009.  Based on our internal analysis and market estimates, we believe that the inventory of delinquent mortgage loans and loans in foreclosure will continue to grow, which we believe will have a positive effect on our default-related revenues.

The decline in originations and the increase in default-related activity had a net negative impact on the operating revenues of the business and information services segment (which decreased 11.0% in the second quarter of 2010 when compared to the same quarter of the prior year).  Overall there was a positive impact on the operating revenues of the data and analytics segment (which improved .9% in the second quarter of 2010 when compared with the same quarter of the prior year) as a result of higher levels of risk management related activity.

The financial results of our employer, legal and marketing segment are impacted by global economic conditions, including the level of domestic and international hiring.  Unemployment in the United States was at approximately 9.5% at June 30, 2010, compared to the same level at June 30, 2009 according to the United States Department of Labor, which continues to restrain the growth for this segment.

On a consolidated basis, our total operating revenues decreased 6.3% for the three months ended June 30, 2010 and decreased 7.0% for the six months ended June 30, 2010, when compared to the previous year.

Our total operating expense increased 1.1% for the three months ended June 30, 2010 and increased 0.5% for the six months ended June 30, 2010, when compared to the previous year. GAAP requires that we include all of the corporate costs of FAC up to the Separation date in our income statement.  For the three and six month periods ended June 30, 2010, those net expenses totaled approximately $38.6 million and $70.5 million, respectively, (including spin-related expenses totaling approximately $12.7 million and $31.4 million respectively) as compared to $19.2 million and $37.9 million for the three and six months ended June 30, 2009, respectively.

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage from continuing operations before income taxes) was 66.0 % and 45.5% for the three and six months ended June 30, 2010 respectively and 30% and 33% respectively for the same periods of the prior year. The increase in the effective rate is primarily attributable to non-deductible transaction costs incurred in connection with the Separation.  Income taxes included in equity in earnings of affiliates was $5.6 million and $10.6 million for the three and six months ended June 30, 2010, respectively, and $10.5 million and $18.2 million, respectively, for the same periods of the prior year.

Net income was $33.4 million and $89.1 million for the three months ended June 30, 2010 and 2009, respectively. Net loss from continuing operations attributable to the Company for the three months ended June 30, 2010, was $0.3 million, or $0.01 per diluted share. Net income from continuing operations attributable to the Company for the three months ended June 30, 2009, was $36.8 million, or $0.39 per diluted share. Net income attributable to noncontrolling interests was $9.0 million and $18.9 million for the three months ended June 30, 2010 and 2009, respectively. The net income for the Company for the current three-month period was primarily a function of (i) the level of corporate expense, including Separation-related expenses and the legacy FAC corporate costs that would have been allocated to FAFC totaling approximately $38.6 million and (ii) the impact on the tax provision of Separation-related items totaling approximately $7.2 million.

Net income was $72.1 million and $141.6 million for the six months ended June 30, 2010 and 2009, respectively. Net income from continuing operations attributable to the Company for the six months ended June 30, 2010, was $10.3 million, or $0.09 per diluted share. Net income from continuing operations attributable to the Company for the six months ended June 30, 2009, was $60.4 million, or $0.64 per diluted share. Net income from continuing operations attributable to noncontrolling interests was $18.3 million and $35.3 million for the six months ended June 30, 2010 and 2009, respectively. The net income for the Company for the current six-month period was primarily a function of (i) the level of legacy FAC corporate expense, including Separation-related expense and the corporate costs that would have been allocated to FAFC totaling approximately $70.5 million and (ii) the impact on the tax provision of Separation-related items totaling approximately $7.2 million.

The continued tightening of mortgage credit and the uncertainty in general economic conditions continue to affect the demand for many of our products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of our customers in many of the segments in which we operate.  Should these parties continue to encounter material issues, those issues may lead to negative impacts on our revenue, earnings and liquidity. For additional information related to our results of operations for each of our three reporting segments please see the discussions under “Business and Information Services,” “Data and Analytics” and “Employer, Legal and Marketing” below.

Business and Information Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$227,457	$254,509	$(27,052)	-10.6%	$443,403	$458,018	$(14,615)	-3.2%
External cost of revenues	77,977	90,494	(12,517)	-13.8%	150,856	151,335	(479)	-0.3%
Salaries and benefits	52,647	53,433	(786)	-1.5%	105,137	103,612	1,525	1.5%
Other operating expenses	52,762	55,180	(2,418)	-4.4%	106,337	101,278	5,059	5.0%
Depreciation and amortization	5,303	6,205	(902)	-14.5%	10,624	12,255	(1,631)	-13.3%
Total operating expenses	188,689	205,312	(16,623)	-8.1%	372,954	368,480	4,474	1.2%
Income from operations	38,768	49,197	(10,429)	-21.2%	70,449	89,538	(19,089)	-21.3%
Total interest (expense), net	(22)	2,264	(2,286)	-101.0%	42	4,419	(4,377)	-99.0%
Gain (loss) on investment	(1,215)	(381)	(834)	218.9%	(1,215)	(685)	(530)	77.4%
Income (loss) from continuing operations before income taxes	$37,531	$51,080	$(13,549)	-26.5%	$69,276	$93,272	$(23,996)	-25.7%
Provision for income taxes	$-	$-	$-	0.0%	$-	$-	$-	0.0%
Income (loss) from continuing before equity in earnings of affiliates	$37,531	$51,080	$(13,549)	-26.5%	$69,276	$93,272	$(23,996)	-25.7%
Equity in earnings of affiliates	14,305	18,885	(4,580)	-24.3%	25,264	36,679	(11,415)	-31.1%
Income from continuing operations	$51,836	$69,965	$(18,129)	-25.9%	$94,540	$129,951	$(35,411)	-27.2%

Income from continuing operations	$37,531	$51,080	$(13,549)	-26.5%	$69,276	$93,272	$(23,996)	-25.7%
Depreciation and amortization	5,303	6,205	(902)	-14.5%	10,624	12,255	(1,631)	-13.3%
Total interest, net	22	(2,264)	2,286	-101.0%	(42)	(4,419)	4,377	-99.0%
EBITDA	$42,856	$55,021	$(12,165)	-22.1%	$79,858	$101,108	$(21,250)	-21.0%

Operating revenues for the business and information services segment were $227.5 million and $443.4 million for the three and six months ended June 30, 2010, respectively, representing decreases of $27.1 million, or 10.6%, and $14.6 million, or 3.2%, when compared with the respective periods of the prior year. Prior year acquisition activity contributed revenues of $21.2 million in the first six months of 2010.

Operating revenues for the mortgage origination group totaled $116.5 million and $228.6 million for the three and six months ended June 30, 2010, respectively, representing decreases of $27.6 million (19.1%) and $23.6 million (9.3%) over the three and six months ended June 30, 2009.  Prior year acquisition activity generated $21.2 million of revenue in the first six months of 2010.  The reduction in operating revenues for the mortgage origination group was primarily the result of a decline in flood certification, appraisal and tax servicing volumes due to the estimated 25% decline in mortgage originations in the current quarter relative to the second quarter of 2009, declines in flood certifications due to the impact of consolidation of a client by a large flood services originator (partially offset by increased sales to the insurance industry) and a decline in appraisal volumes due to market consolidations and increased internal capacity at one of our material customers.  The current three and six month revenues also were impacted by a 28% increase in loans under tax service contract that are under a periodic billing model and a $2.0 million and $2.4 million increase in the three and six months ended June 30, 2010, respectively, in the adjustment to the deferred revenue associated with the tax services business.

Operating revenues for the default and technology services group totaled $111.6 million and $215.5 million for the three and six months ended June 30, 2010, respectively, consistent with the three months ended June 30, 2009 and representing an increase of $9.3 million (4.5%) relative to the six months ended June 30, 2009.  Increased revenues for the six months ended June 30, 2010 were driven by pricing improvements, improved market conditions and market share gains in default-related valuation and were partially offset by declines in other default services.  These declines in other default-related services were primarily a net decrease in volumes at our field services operations (due to the impact on volumes from the sale of a portfolio of loans by a client, offset partially by volume increases at several clients) and decreases at our lien outsourcing business as a result of lower volumes of loans in that servicing portfolio.

Business and information services external cost of revenues were $78.0 million and $150.9 million for the three and six months ended June 30, 2010, respectively, decreases of $12.5 million (13.8%), over the three months ended June 30, 2009 and $0.5 million (0.3%), over the six months ended June 30, 2009.  Prior year acquisition activity contributed external cost of revenues of $13.2 million in the first six months of 2010.

External cost of revenues for the mortgage origination services group were $25.0 million and $46.9 million for the three and six months ended June 30, 2010, respectively, a decrease of $11.6 million (31.7%) relative to the three months ended June 30, 2009 and $2.0 million (4.2%) relative to the six months ended June 30, 2009.  Prior year acquisition activity generated $13.2 million of external cost of revenues in the first six months of 2010. The reductions in external cost of revenues principally related to appraisal services where the above noted decrease in volumes as well as improved pricing on the services led to reduced expense levels.

External cost of revenues for the default and technology services group were $53.0 million and $104.0 million for the three and six months ended June 30, 2010, respectively, a decrease of $1.0 million (1.8%) relative to the three months ended June 30, 2009 and an increase of $1.6 million (1.5%) over the six months ended June 30, 2009.  The decrease in the current three-month period was primarily due to the decline in revenues at the field service operations and lien servicing outsourcing business partially offset by increases in default-related valuations and other businesses.  The increase in the six months ended June 30, 2010 relative to the prior year was attributed to higher default-related valuation volumes, increases in external cost of revenues related to other default-related businesses, partially offset by declines at the field service operations due to decreases in volumes.

Salaries and benefits for the business and information services segment were $52.6 million and $105.1 million for the three and six months ended June 30, 2010, respectively, a decrease of $.8 million or 1.5%, relative to the three months ended June 30, 2009 and an increase of $1.5 million or 1.5%, from the six months ended June 30, 2009.  Prior year acquisition activity accounted for $3.0 million of salaries and benefits expense for the six months ended June 30, 2010.  Salaries and benefits for the mortgage origination services group were $39.6 million and $78.6 million for the three and six months ended June 30, 2010, respectively, representing increases of 3.1% and 5.7% over the three and six months ended June 30, 2009, respectively.  Prior year acquisition activity accounted for $3.0 million of the increase in the expense in the first six months of 2010 relative to the first six months of 2009.  The increases are attributable to increased headcount to meet increased service-level requirements at certain businesses and increased employee benefit costs.  For the default and technology solutions group, salaries and benefits totaled $13.0 million and $26.5 million for the three and six months ended June 30, 2010, respectively, representing decreases of $2.0 million (13.1%) and $2.7 million (9.2%) over the three and six month ended June 30, 2009, respectively.  The decreases were predominantly due to a 9% decrease in domestic headcount due to continued off-shoring and other cost containment initiatives.

Business and information services other operating expenses were $52.8 million and $106.3 million for the three and six months ended June 30, 2010, respectively, a decrease of $2.4 million, or 4.4%, relative to the quarter ended June 30, 2009 and increase of $5.1 million, or 5.0%, when compared with the six-month period of the prior year.  Prior year acquisition activity accounted for $3.7 million of the increase in the expense in the first six months of 2010 relative to the first six months of 2009.  For the three and six months ended June 30, 2010, the mortgage origination services group had a decrease in other operating expenses of $0.3 million (1.0%) and an increase of $4.8 million (7.7%) compared to prior periods.  Prior year acquisition activity accounted for $3.7 million for the six months ended June 30, 2010. The increases were due to higher costs to service loans at the tax services operation, partially offset cost containment initiatives at the appraisal and flood services businesses as well as lower levels of loss experience at the tax service operation.   As it relates to the default and technology services group, other operating expenses of $19.6 million and $39.2 million for the three and six month periods ended June 30, 2010, respectively, were down 8.0% and up 1.6% relative to the same periods in the prior year.  The decrease in 2010 is primarily due to margin improvement initiatives undertaken by management.

Gain on investments and other income, and equity in earnings of affiliates for the business and information services segment were $13.1 million and $24.0 million for the three and six months ended June 30, 2010, respectively, down $5.4 million, or 29.3% and $11.9 million, or 33.2%, relative to the three months and six months ended June 30, 2009.   At the mortgage origination services group, the decline in earnings of affiliates and gain on investments of $5.7 million (30.7%) and $12.1 million (33.9%) in the three and six months ended June 30, 2010, respectively, was related to decreased profits from the group’s national joint ventures, which was primarily driven by the decline in mortgage originations, as well as a $1.4 million loss associated with the closing of one of the national joint ventures.   Equity in earnings of affiliates and gain on investments is not a meaningful balance for the default and technology services group.

Most of the businesses included in the mortgage origination services group have a relatively high proportion of fixed costs due to the ongoing servicing nature of the operations.  The group’s appraisal businesses, in contrast, have a higher level of variable costs. Within the default and technology services group, the businesses typically have a high level of variable costs.  Revenues for the mortgage originations services group are primarily dependent on the level of mortgage origination and servicing activity while revenues from the default and technology services group are generally tied to the level of troubled loan activity in the United States.

Data and Analytics

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$176,257	$174,739	$1,518	0.9%	$345,677	$350,429	$(4,752)	-1.4%
External cost of revenues	40,085	38,604	1,481	3.8%	81,154	75,218	5,936	7.9%
Salaries and benefits	53,239	52,245	994	1.9%	106,056	105,532	524	0.5%
Other operating expenses	35,595	28,668	6,927	24.2%	67,390	59,352	8,038	13.5%
Depreciation and amortization	13,249	12,951	298	2.3%	26,695	25,826	869	3.4%
Total operating expenses	142,168	132,468	9,700	7.3%	281,295	265,928	15,367	5.8%
Income from operations	34,089	42,271	(8,182)	-19.4%	64,382	84,501	(20,119)	-23.8%
Total interest (expense), net	(404)	(653)	249	-38.1%	(863)	(1,384)	521	-37.6%
Gain (loss) on investment	-	2,067	(2,067)	-100.0%	752	1,793	(1,041)	-58.1%
Income (loss) from continuing operations before income taxes	$33,685	$43,685	$(10,000)	-22.9%	$64,271	$84,910	$(20,639)	-24.3%
Provision for income taxes	$-	$-	$-	0.0%	$-	$-	$-	0.0%

Income (loss) from continuing before equity in earnings of affiliates	$33,685	$43,685	$(10,000)	-22.9%	$64,271	$84,910	$(20,639)	-24.3%
Equity in earnings of affiliates	1,496	2,756	(1,260)	-45.7%	1,756	4,567	(2,811)	-61.6%
Income from continuing operations	$35,181	$46,441	$(11,260)	-24.2%	$66,027	$89,477	$(23,450)	-26.2%

Income from continuing operations	$35,181	$46,441	$(11,260)	-24.2%	$66,027	$89,477	$(23,450)	-26.2%
Depreciation and amortization	13,249	12,951	298	2.3%	26,695	25,826	869	3.4%
Total interest, net	404	653	(249)	-38.1%	863	1,384	(521)	-37.6%
EBITDA	$48,834	$60,045	$(11,211)	-18.7%	$93,585	$116,687	$(23,102)	-19.8%

Operating revenues for the data and analytics segment were $176.3 million and $345.7 million for the three and six months ended June 30, 2010, respectively, an increase of $1.5 million (0.9%), and a decrease of $4.8 million (1.4%), when compared with the respective periods of the prior year.

Operating revenues for the risk and fraud analytics group totaled $101.3 million and $195.4 million for the three and six months ended June 30, 2010, an increase of $4.4 million (4.5%) over the three months ended June 30, 2009, respectively, and a decrease of $1.3 million (0.6%) over the six months ended June 30, 2009.  The current three-month period benefited from a $4.3 million increase in sales, primarily of advisory services related to increased risk management reviews of portfolios and revenues from our recently introduced mortgage analytics product, with the current six-month period revenues being negatively impacted by a decrease in licensing and analytical revenues due to the decrease in originations and overall market conditions,  partially offset by the revenues from our recently introduced mortgage analytics product.

Operating revenues for the specialty financial solutions group totaled $77.0 million and $153.6 million for the three and six months-ended June 30, 2010, respectively, representing decreases of $2.7 million (3.4%) and $3.0 million (1.9%) over the three and six months ended June 30, 2009, respectively.  The decreases were predominantly due to a 12% decrease in the volume of credit orders processed in the respective periods when compared to the same period in the prior year partially offset by increased revenues related to the group’s program administration office that assists in identity and privacy management for consumers.  Along with a direct to consumer channel, this program has distribution partners including financial and membership services companies.

Data and analytics external cost of revenues were $40.1 million and $81.2 million for the three and six months ended June 30, 2010, respectively, representing increases of $1.5 million, or 3.8%, and $5.9 million, or 7.9%, when compared with the respective periods of the prior year. External cost of revenues for the risk and fraud analytics group were $8.6 million and $18.0 million for the three and six months ended June 30, 2010, a decrease of $.9 million for the three months ended June 30, 2010 relative to the same period in 2009 and consistent with the level of expense from the six months ended June 30, 2009.   The decrease in the quarter ended June 30, 2010 is primarily due to a change in the product mix in the current year’s quarter to products that have lower associated royalty payments.  External cost of revenues for the specialty financial solutions group totaled $31.5 million and $63.1 million for the three and six months ended June 30, 2010, respectively, representing increases of $2.4 million (8.2%) and $5.9 million (10.3%) over the three and six month ended June 30, 2009, respectively.  The increases were predominantly the result of increased volume of revenues related to the identity and privacy management group as well as an increase in the cost of those services, partially offset by a decrease in external cost of revenues of 26.2% and 28.6% for the three and six months ended June 30, 2010, respectively, associated with credit orders due to the reduction in volumes relative to 2009.

Salaries and benefits for the data and analytics segment were $53.2 million and $106.1 million for the three and six months ended June 30, 2010, respectively, representing increases of $1.0 million, or 1.9%, and $0.5 million, or 0.5%, respectively, when compared to the three and six months ended June 30, 2009. Salaries and benefits for the risk and fraud analytics group were $35.2 million and $70.1 million for the three and six months ended June 30, 2010, respectively, increases of 5.2% and 3.6% over the three and six months ended June 30, 2009 due to increases in headcount attributed to new product development, higher severance expense totaling $0.1 million and $0.1 million for the three and six months ended June 30, 2010, partially offset by lower employee benefits expenses for the year.  For the specialty financial solutions group, salaries and benefits totaled $18.0 million and $36.0 million for the three and six months ended June 30, 2010, respectively, representing decreases of $0.8 million (4.0%) and $1.9 million (5.0%) over the three and six month ended June 30, 2009, respectively.  The decreases were predominantly due to a 7.0% decrease in domestic headcount at the credit solutions businesses due to lower volumes relative to the prior year partially offset by increased severance expense of $0.1 million and $0.4 million over the three and six months June 30, 2010, respectively.

Data and analytics other operating expenses were $35.6 million and $67.4 million for the three and six months ended June 30, 2010, respectively, representing increases of $6.9 million, or 24.2%, for the current three-month period and $8.0 million, or 13.5% for the current six-month period when compared with the same periods of the prior year. Prior year acquisition activity contributed $1.8 million and $3.1 million in the three and six months ended June 30, 2010, respectively.  The risk and fraud analytics group had other operating expenses of $29.1 million for the three months ended June 30, 2010 (an increase of $9.0 million or 45.0% over the prior year period) and $47.8 million for the six months ended June 30, 2010 (an increase of $7.3 million or 18.0% over the prior year period).  The overall increase was driven by higher levels of outside services attributed to securities system upgrade projects, and increased costs associated with higher rebranding and product costs at certain businesses.  As it relates to the specialty finance solutions group, other operating expenses of $12.1 million and $23.0 million for the three and six month periods ended June 30, 2010, respectively, were relatively consistent with the levels from the same periods in the prior year, with increases at the identity and privacy management group due to increased volumes partially offset by decreases at the credit businesses due to the decreases in volume there.

Depreciation and amortization expense for the data and analytics segment increased $0.3 million, or 2.3%, and $0.9 million, or 3.4%, for the three and six months ended June 30, 2010, respectively, when compared with the same periods of the prior year.  Depreciation and amortization related to the risk and fraud analytics group increased to $10.3 million and $20.6 million for the three- and six- month periods ended June 30, 2010, respectively, representing increases of 6.2% and 7.4% over the comparable periods in the prior year due to increased amortization related to capitalized data, software and acquisition-related intangibles.  These increases were partially offset by decreases at the specialty finance group of $0.3 million and $0.6 million in the three and six months ended June 30, 2010, respectively, due to reductions in acquisition-related amortization within the multiple listing services business.

Gain on investments and other income, and equity in earnings of affiliates for the data and analytics segment were $1.5 million and $2.5 million for the three and six months ended June 30, 2010, respectively, down $3.3 million, or 69%, relative to the three months ended June 30, 2009 and $3.9 million, or 60.6%, relative to the six months ended June 30, 2009.  At the risk and fraud analytics group, a decrease in the equity in earnings of affiliates in the three and six months ended June 30, 2010 as well as the decrease in gain on investments, which were primarily related to a one-time gain recognized in the second quarter of 2009 due to the acquisition of the remaining ownership of a previously unconsolidated equity method investee, drove the overall decrease.  Overall, the risk and fraud analytics group reported net equity in earnings of affiliates and gain on investments of $0.9 million and $1.7 million of the three- and six-month periods ended June 30, 2010, respectively, representing decreases of $1.5 million and $0.1 million relative to the same periods in 2009.   Within the specialty finance group, equity in earnings of affiliates and gain on investments totaled $0.6 million and $0.8 million for the three and six months ended June 30, 2010, relative to $2.5 million and $4.5 million for the three and six months ended June 30, 2009, respectively.  The decrease was due to lower profitability in 2010 at our credit-related investment in affiliates.

Most of the businesses included in the risk and fraud analytics group are database intensive, with a relatively high proportion of fixed costs.  As such, profit margins generally decline as revenues decrease.  The specialty finance group has a more variable cost structure and, therefore, has margins that typically perform more consistently.  Revenues for the data and analytics segment are, in part, dependent on real estate activity but are less cyclical as a result of a more diversified customer base and a greater percentage of subscription-based revenue.

Employer, Legal and Marketing Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$64,553	$69,923	$(5,370)	-7.7%	$125,220	$169,936	$(44,716)	-26.3%
External cost of revenues	20,395	26,904	(6,509)	-24.2%	41,884	78,516	(36,632)	-46.7%
Salaries and benefits	24,524	23,341	1,183	5.1%	48,446	50,598	(2,152)	-4.3%
Other operating expenses	17,429	12,424	5,005	40.3%	28,841	25,490	3,351	13.1%
Depreciation and amortization	5,689	6,046	(357)	-5.9%	11,743	11,830	(87)	-0.7%
Total operating expenses	68,037	68,715	(678)	-1.0%	130,914	166,434	(35,520)	-21.3%
Income from operations	(3,484)	1,208	(4,692)	-388.4%	(5,694)	3,502	(9,196)	-262.6%
Total interest (expense), net	14	(78)	92	-117.9%	44	(53)	97	-183.0%
Gain (loss) on investment	-	-	-	0.0%	(341)	-	(341)	0.0%
(Loss) income from continuing operations before income taxes	$(3,470)	$1,130	$(4,600)	-407.1%	$(5,991)	$3,449	$(9,440)	-273.7%
Provision for income taxes	$-	$-	$-	0.0%	$-	$-	$-	0.0%

Income (loss) from continuing before equity in earnings of affiliates	$(3,470)	$1,130	$(4,600)	-407.1%	$(5,991)	$3,449	$(9,440)	-273.7%
Equity in earnings of affiliates	(104)	-	(104)	0.0%	(200)	-	(200)	0.0%
Income from continuing operations	$(3,574)	$1,130	$(4,704)	-416.3%	$(6,191)	$3,449	$(9,640)	-279.5%

Income from continuing operations	$(3,470)	$1,130	$(4,600)	-407.1%	$(5,991)	$3,449	$(9,440)	-273.7%
Depreciation and amortization	5,689	6,046	(357)	-5.9%	11,743	11,830	(87)	-0.7%
Total interest, net	(14)	78	(92)	-117.9%	(44)	53	(97)	-183.0%
EBITDA	$2,205	$7,254	$(5,049)	-69.6%	$5,708	$15,332	$(9,624)	-62.8%

Operating revenues for the employer, legal and marketing services segment were $64.6 million and $125.2 million for the three and six months ended June 30, 2010, respectively, representing decreases of $5.4 million, or 7.7%, and $44.7 million, or 26.3%, when compared with the respective periods of the prior year. Operating revenues for the employer services group were $49.6 million and $90.9 million for the three and six months ended June 30, 2010, respectively, representing increases of $7.0 million (16.4%) and $8.5 million (10.3%) primarily due to improved hiring conditions in overseas markets, and to a lesser extent in the United States, in the second quarter of 2010.  The legal services group generated operating revenues of $8.1 million and $15.7 million in the three and six months ended June 30, 2010, respectively, decreases of 9.6% and 25.4% over the same periods in 2009, primarily due to lower domestic and international levels of large-scale investigations, offset in part by an increase in background screening activity related to hedge fund managers.  Lastly, operating revenues from our marketing services group were $8.4 million and $20.5 million for the three and six months ended June 30, 2010, respectively, down 55.2% and 69.7% over the same periods in the prior year.  The declines in revenues from this group were related to overall lower levels of lead generation activity, primarily due to a decline in demand for one health and wellness product and stricter changes in the credit card processing rules.

The employer, legal and marketing services segment had external cost of revenues of $20.4 million and $41.9 million for the three and six months ended June 30, 2010, respectively, representing decreases of $6.5 million, or 24.2%, and $36.6 million, or 46.7%, relative to the three and six months ended June 30, 2009, respectively.  External cost of revenues for the employer services group were $13.8 million and $25.0 million for the three and six months ended June 30, 2010, respectively, representing increases of 17.1% and 9.6% relative to the same periods in the prior year.  The marketing services group had external cost of revenues of $6.2 million and $16.0 million for the three and six months ended June 30, 2010, decreases of 57.6% and 70.8% relative to the comparable periods in 2009.  The movement in external cost of revenues for both groups was consistent with the movement in operating revenues for those groups.  External cost of revenues is not a meaningful expense for the legal services group.

Salaries and benefits for the employer, legal and marketing services segment were $24.5 million and $48.4 million for the three and six months ended June 30, 2010, respectively, an increase of $1.2 million, or 5.1%, for the three months ended June 30, 2010 and a decrease of $2.2 million (4.3%), for the six months ended June 30, 2009, when compared with the respective periods of the prior year. The employer services group had salaries and benefits of $18.6 million and $36.3 million, increases of 9.9% and 2.6%, respectively, compared to the same periods in 2009 due to the increased levels of volumes domestically and abroad.  Legal services had salaries and benefits of $4.5 million and $9.2 million, in the three and six months ended June 30, 2010, respectively, representing decreases of 10.6% and 21.4%, respectively, compared to the same periods in 2009 due to the reductions in headcount resulting from lower levels of volume within the group.  Salaries and benefits expense is not a meaningful expense for the marketing services group.

Employer, legal and marketing services had other operating expenses of $17.4 million and $28.8 million for the three and six months ended June 30, 2010, respectively, representing an increase of $5.0 million (40.3%), for the three months ended June 30, 2009 and $3.3 million (13.1%), higher than the level for the six months ended June 30, 2009.  Employer services had other operating expenses of $16.4 million and $24.8 million for the three- and six- month periods ended June 30, 2010, respectively, increases of 118.5% and 66.9% relative to the prior year due to the increased level of business activity (including higher levels of temporary labor) as well as approximately $0.2 million of increased foreign currency translation adjustments, and a one-time expense related to prior period’s sales taxes totaling $4.75 million.  Other operating expenses for the legal services group were $2.0 million and $4.0 million for the current three- and six- month periods, substantially consistent with the levels from the three months ended June 30, 2009 and $1.7 million, or 29.4%, lower than the level for the six month ended June 30, 2009.  The marketing services business had other operating expenses of $1.1 million and $2.0 million, in the three and six months ended June 30, 2010, respectively, representing decreases of 62.7% and 68.0% from the prior year due to the decreases in business activity.

Corporate and Eliminations

(in thousands, except percentages)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$12	$758	$(746)	-98.4%	$2,224	$6,733	$(4,509)	-67.0%
External cost of revenues	4,810	693	4,117	594.1%	5,079	1,404	3,675	261.8%
Salaries and benefits	35,127	43,987	(8,860)	-20.1%	83,764	92,801	(9,037)	-9.7%
Other operating expenses	(3,622)	(18,990)	15,368	-80.9%	(14,631)	(36,196)	21,565	-59.6%
Depreciation and amortization	7,623	7,120	503	7.1%	13,302	14,434	(1,132)	-7.8%
Total operating expenses	43,938	32,810	11,128	33.9%	87,514	72,443	15,071	20.8%
Income from operations	(43,926)	(32,052)	(11,874)	37.0%	(85,290)	(65,710)	(19,580)	29.8%
Total interest (expense), net	(8,708)	(9,210)	502	-5.5%	(14,035)	(18,102)	4,067	-22.5%
Gain (loss) on investment	(4,305)	(1,246)	(3,059)	245.5%	(2,267)	(966)	(1,301)	134.7%
Income (loss) from continuing operations before income taxes	$(56,939)	$(42,508)	$(14,431)	33.9%	$(101,592)	$(84,778)	$(16,814)	19.8%
Provision for income taxes	$10,529	$13,370	$(2,557)	-19.1%	$13,286	$28,415	$2,766	9.7%
Income (loss) from continuing before equity in earnings of affiliates	$(67,468)	$(55,878)	$(11,874)	21.2%	$(114,878)	$(113,193)	$(19,580)	17.3%
Equity in earnings of affiliates	(7,239)	(5,965)	(1,274)	21.4%	(10,935)	(13,942)	3,007	-21.6%
Income from continuing operations	$(74,707)	$(61,843)	$(13,148)	21.3%	$(125,813)	$(127,135)	$(16,573)	13.0%

Income from continuing operations	$(56,939)	$(42,508)	$(14,431)	33.9%	$(101,592)	$(84,778)	$(16,814)	19.8%
Depreciation and amortization	7,623	7,120	503	7.1%	13,302	14,434	(1,132)	-7.8%
Total interest, net	8,708	9,210	(502)	-5.5%	14,035	18,102	(4,067)	-22.5%
EBITDA	$(40,608)	$(26,178)	$(14,430)	55.1%	$(74,255)	$(52,242)	$(22,013)	42.1%

Corporate salaries and other personnel costs totaled $35.1 million and $83.8 million for the three and six months ended June 30, 2010, respectively.   This is a decrease of $8.9 million (20.1%), and $9.0 million (9.7%), for the three and six months ended June 30, 2010, when compared with the respective periods of the prior year.  The decrease was primarily due to the movement of corporate personnel to FAFC in connection with the Separation.  For the three and six months ended June 30, 2010, spin-related expenses totaled approximately $12.7 million and $31.4 million, respectively.

Net interest expense was $8.7 million and $14.0 million for the three and six months ended June 30, 2010, respectively, a decrease of $0.5 million (5.5%), and a decrease of $4.1 million (22.5%), when compared to the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2010 relative to the six months ended June 30, 2009, the decrease is due to lower effective interest rates partially offset by the impact of a higher debt balance in the latter part of the period.

Eliminations represent revenues and related expenses associated with inter-segment sales of services and products, as well as interest expense and related interest income associated with intercompany notes which are eliminated in the condensed consolidated financial statements.

INCOME TAXES

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 64.9% and 45.5% for the three and six months ended June 30, 2010 respectively and 30 % and 33% respectively for the same periods of the prior year. The increase in the effective rate is primarily attributable to non-deductible transaction costs incurred in connection with the Separation. Income taxes included in equity in earnings of affiliates was $5.6 million and $10.6 million for the three and six months ended June 30, 2010, respectively, and $10.5 million and $18.2 million, respectively, for the same periods of the prior year.

A large portion of our income attributable to noncontrolling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

As of June 30, 2010, we have a net deferred tax liability in the amount of $96.9 million and at December 31, 2009 we had a net deferred tax liability in the amount of $87.7 million. The net change is attributable to the Separation, which occurred on Separation on June 1, 2010. Our deferred tax balances at June 30, 2010 relate primarily to deferred revenue and basis differences in tangible and intangible assets.

We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

NET INCOME FROM CONTINUING OPERATIONS AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $33.4 million and $72.1 million for the three and six months ended June 30, 2010, respectively. Net income was $89.1 million and $141.6 million for the three and six months ended June 30, 2009. Net income attributable to CoreLogic for the three and six months ended June 30, 2010, was $24.4 million, or $0.22 per diluted share and $53.8 million, or $0.50 per diluted share, respectively. Net income attributable to CoreLogic for the three months ended June 30, 2009, was $70.3 million, or $0.75 per diluted share and net income attributable CoreLogic for the six months ended June 30, 2009, was $106.3 million, or $1.13 per diluted share. Net income attributable to noncontrolling interests was $9.0 million and $18.3 million for the three and six months ended June 30, 2010, respectively. Net income attributable to noncontrolling interests was $18.9 million and $35.3 million for the three and six months ended June 30, 2009, respectively.  The net impact of errors related to out of period expenses recorded in the three and six month periods ended June 30, 2010 totaled incremental expenses of $4.5 million, or $0.4 per diluted share.  The impact of these errors has been evaluated relative to the current and prior periods, individually and in the aggregate, and the impact is not considered material.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $103.8 million in the six months ended June 30, 2010 and increased $88.9 million in the six months ended June 30, 2009. The decrease for the current-year period was due primarily to purchases of redeemable non-controlling interests, purchases of investment securities, cash used in operations by discontinued operations, Separation related costs, capital expenditures and repayment of debt. The uses were partly offset by positive cash flow from operations which were negatively impacted by legacy FAC corporate costs and tax impacts of the Separation.  in the quarter and proceeds from borrowings. The increase for the prior-year period was due primarily to cash generated by operations for the quarter, purchases of investment securities, cash paid for acquisitions and capital expenditures.

Due to our liquid-asset position and our ability to generate cash flows from operations, management believes that our resources are sufficient to satisfy our anticipated operational cash requirements and obligations.

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in First American CoreLogic Holdings, Inc (“FACL”). On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding shares of FACL) in exchange for a cash payment of $72.0 million, and agreed to acquire the remaining half of the noncontrolling interests in February 2011 in exchange for additional consideration of $72.0 million.

The form of the additional consideration will either be common stock of CoreLogic or a combination of stock and cash. The determination of the consideration is dictated by the occurrence of certain conditions, one of which was the consummation of the Separation. The remaining $72.0 million of the noncontrolling interests related to FACL is classified as mandatorily redeemable noncontrolling interests in the liability section of our condensed consolidated balance sheet at June 30, 2010.

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the First American Real Estate Solutions, LLC (“FARES”) joint venture.  We are required to pay the $314 million purchase price on December 31, 2010.  This balance is included as mandatory redeemable noncontrolling interest in the liability section of our Condensed Consolidated Balance Sheet at June 30, 2010.  We are required to make profit distributions ($4.2 million per quarter), management fee distributions ($0.5 million per quarter) and tax distributions (based on profitability of FARES) between now and the closing date.

Credit Agreement

On April 12, 2010, we signed and closed a third amended and restated credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Securities and a syndicate of lenders, with JPMorgan also serving as administrative agent and collateral agent.

The Credit Agreement amends and restates our second amended and restated credit agreement dated as of November 16, 2009. Proceeds from the extensions of credit under the Credit Agreement were used for working capital and other general corporate purposes.

The Credit Agreement consists of a $350.0 million six-year term loan facility and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full as of June 30, 2010 and the proceeds were used to settle the cash tender offers discussed below, as well as to pay down amounts owed on the revolving credit facility. The revolving loan commitments are scheduled to terminate on July 11, 2012. The Credit Agreement provides for the ability to increase the term loan facility provided that the total credit exposure under the Credit Agreement does not exceed $1.05 billion in the aggregate.

Our obligations under the Credit Agreement are guaranteed by our subsidiaries that comprise at least 95% of our total U.S. assets (the “Guarantors”). To secure our obligations under the Credit Agreement, the Company and the Guarantors (the “Loan Parties”) have granted JPMorgan, as collateral agent, a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1 million or more.

The term loan is subject to mandatory repayment, commencing September 30, 2010, and continuing on each three month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to prepayment from (i) the net proceeds (as defined in the Credit Agreement) of certain debt incurred or issued by any Loan Party, (ii) a percentage of excess cash flow (as defined in the Credit Agreement)) (unless our leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any Loan Party from certain assets sales and recovery events.

At our election, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the greatest of (a) JPMorgan’s “prime rate”, (b) the Federal Funds effective rate plus 1/2% and (c) the reserve adjusted London interbank offering rate for a one month Eurodollar borrowing plus 1%) (the “Alternate Base Rate”) plus the CoreLogic Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurodollar borrowings (the “LIBO Rate”) adjusted for statutory reserves (the “Adjusted LIBO Rate”), provided that the minimum LIBO Rate with respect to any term loan shall not be less than 1.50%, plus the CoreLogic Applicable Rate. We may select interest periods of one, two, three or six months or (if agreed to by all lenders) nine or twelve months for Eurodollar borrowings of revolving loans. The initial interest period for the term loans is one month. At the end of the initial one month period, we may select interest periods of three or six months or (if agreed to by all lenders) one, two, nine or twelve months for Eurodollar borrowings of term loans.

The Applicable Rate varies depending upon our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum is 3.25%. The initial interest rate for the term loans is approximately 4.75%.  As of June 30, 2010, the applicable rate for the term loans was 4.75%.

The Credit Agreement include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default, customary for financings of this type.

At June 30, 2010, we had available lines of credit of $416.8 million, and were in compliance with the financial covenants of our loan agreements. We believe that our financial resources will be sufficient to meet our operating cash needs through the next twelve months.

The Tender Offer

On April 12, 2010, we announced that we were (i) commencing cash tender offers for the outstanding $100.0 million 7.55% senior debentures of the Company due 2028, the $150.0 million 5.7% senior notes of the Company due 2014 and the $100.0 million 8.5% capital securities of First American Capital Trust I due 2012, as well as the PREFERRED PLUS 7.55% trust certificates issued by the PREFERRED PLUS Trust Series Far-1 due 2028 (collectively, the “Existing Notes”), and (ii) soliciting from the holders of certain of the Existing Notes consents to amend the indentures under which such Existing Notes were issued to expressly affirm that the Separation does not conflict with the terms of the indentures.

On April 27, 2010, we announced that we had received tenders and accompanying consents from the holders of 99% of the 5.7% senior notes of the Company due 2014 and the holders of 64% of the 8.5% capital securities of First American Capital Trust I due 2012.  On May 10, 2010, we announced that the holders of 50.0% of the 7.55% Senior Debentures due 2028 tendered valid consents. Accordingly, we received the requisite approvals and amended the related indentures.

The tender offers expired on May 12, 2010. As of June 30, 2010, the holders of 99.2% of the 5.7% senior notes of the Company due 2014 and the holders of 65.2 % of the 8.5% capital securities of First American Capital Trust I due 2012 the holders of 40.35% of the 7.55% senior debentures due 2028 and the holders of 48.5% of the PREFERRED PLUS 7.55% trust certificates tendered their senior notes and capital securities to the Company.

Consent fees in connection with the Tender offer totaling $2.7 million are included in other operating expenses for the three and six months ended June 30, 2010.

Contractual Obligations

The following is a schedule of long-term contractual commitments, as of June 30, 2010, over the periods in which they are expected to be paid:

(in thousands)	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$26,771	$44,849	$35,288	$22,347	$18,625	$38,960	186,840

Mandatorily redeemable noncontrolling interest (1)	313,847	72,000	-	-	-	-	385,847
Distributions to Experian	9,386	-	-	-	-	-	9,386
Notes and contracts payable	19,347	30,859	115,309	7,189	7,568	437,118	617,390
Interest payments related to debt (3)	16,117	31,661	27,628	24,127	23,612	124,275	247,420
Total (2)	$385,468	$179,369	$178,225	$53,663	$49,805	$600,353	$1,446,883

(1) Mandatorily redeemable noncontrolling interest is payable in stock and cash.
(2) Excludes tax liability of $25.2 million related to uncertain tax positions due to uncertainty of payment period.
(3) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider the accounting policies described below to be critical in preparing our condensed consolidated financial statements.  These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies.  See Note 1 – Description of the Company in our condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more detailed description of our accounting policies.

Revenue recognition. Our tax service division in our business information services segment defers the tax service fee on life–of-loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Revenues earned by most of our other products are recognized at the time of delivery, as we have no material ongoing obligation after delivery.

External cost of revenues.  External cost of revenue represents the direct incremental costs paid to outside parties to obtain information and/or services necessary to generate specific revenues, representing the variable costs associated with our revenues.  We do not include any component of depreciation and amortization in our external cost of revenues.

Purchase accounting and impairment testing for goodwill and other intangible assets. We are required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit. This annual test, which we have elected to perform every fourth quarter, utilizes a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. After the Separation, our reporting units are mortgage origination services, default and technology services, specialty finance solutions, risk and fraud analytics, employer services, legal services and marketing services. Our policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment.

Management’s impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analyses contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material. Due to material volatility in the current markets, our operations may be negatively impacted in the future to the extent that exposure to impairment charges may be required. We completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2009 and 2008, in the fourth quarter of each year.  In 2009 and 2008, we concluded that, based on our assessment of the reporting units’ operations, the markets in which the reporting units operate and the long-term prospects for those reporting units that the more- likely-than not threshold for decline in value had not been met and that therefore no triggering events requiring an earlier analysis had occurred.

We use estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Income taxes. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in a tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

We recognize the effect of income tax positions only if sustaining those positions is more-likely-than-not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. We recognize interest and penalties, if any, related to uncertain tax positions in tax expense.

Depreciation and amortization lives for assets. We are required to estimate the useful lives of several asset classes, including capitalized data, internally developed software and other intangible assets. The estimation of useful lives requires a significant amount of judgment related to matters such as future changes in technology, legal issues related to allowable uses of data and other matters.

Share-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. In accordance with the modified prospective method, we continue to use the Black-Scholes option-pricing model for all unvested options as of December 31, 2005. We have selected the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. We utilize the straight-line single option method of attributing the value of share-based compensation expense unless another expense attribution model is required by the guidance. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

Currently, our primary means of share-based compensation is granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense.

In addition to stock options and RSUs, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. We recognize an expense in the amount equal to the discount.

Recent Accounting Pronouncements:

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on our condensed consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on our condensed consolidated financial statements.

Pending Accounting Pronouncements:

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using material unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

We are also subject to equity price risk related to our equity securities portfolio. At June 30, 2010, we had equity securities with a cost of $49.1 million and fair value of $62.8 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations, and therefore, such risk is believed to be immaterial.

There have been no material changes in our market risks since the filing of our Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have concluded that, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

As a result of the Separation, we have made certain changes in management personnel and oversight responsibilities, including in our finance and accounting functions.  These changes have materially affected, or are reasonably likely to materially affect our internal control over financial reporting (as such term is defined in Rule 13(a)-15(f) under the Exchange Act).  Other than the changes mentioned above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 14 – Litigation and Regulatory of our Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

You should carefully consider the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the other information contained in our Annual Report on Form 10-K, and the disclosure in our Current Report on Form 8-K filed with the SEC on June 1, 2010, set forth in Item 8.01. Other Events. “Risks Relating to Our Business,” as updated or modified in subsequent filings. We face risks other than those listed in the Annual Report on Form 10-K and Current Report on Form 8-K, as updated, including those that are unknown and others of which we may be aware but, at present, consider immaterial. Because of the factors set forth in Part I, Item 1A of our Annual Report, and Item 8.01. Other Events of our Current Report on Form 8-K, as well as other variables affecting our financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2010, we did not issue any unregistered common shares.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our issued and outstanding common shares, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million.  As a result we will pay FAFC $7.4 million in cash to arrive at the full value of $250.0 million.  FAFC is expected to dispose of the shares within five years following the Separation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of our common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to our stock repurchase plan initially approved by the Board of Directors and announced by us on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. The stock repurchase plan has no expiration date.  Under this plan, we may repurchase up to $800 million of our issued and outstanding Common shares. During the quarter ended June 30, 2010, we did not repurchase any shares under this plan and cumulatively we have repurchased $439.6 million (including commissions) of our common shares and had the authority to repurchase an additional $360.4 million (including commissions) of our common shares under the plan.  No purchases have been made subsequent to December 31, 2007.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2010				$360,369,939
May 1 to May 31, 2010				$360,369,939
June 1 to June 30, 2010				$360,369,939
Total	-	$-	-	$360,369,939

Item  5.  Other Information.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2010

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated May 28, 2010, by and between The First American Corporation and CoreLogic, Inc. (Incorporated by reference to Exhibit 2.1 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

3.1	Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference to Exhibit 3.1 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

3.2	Bylaws of CoreLogic, Inc., effective June 1, 2010 (Incorporated by reference to Exhibit 3.2 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

4.1	Supplemental Indenture to Junior Subordinated Indenture, dated as of April 30, 2010. ✓

4.2	Second Supplemental Indenture to Junior Subordinated Indenture, dated as of June 1, 2010. ✓

4.3	Second Supplemental Indenture to Senior Indenture, dated as of April 30, 2010. ✓

4.4	Third Supplemental Indenture to Senior Indenture, dated as of May 10, 2010. ✓

4.5	Fourth Supplemental Indenture to Senior Indenture, dated as of June 1, 2010. ✓

10.1
Separation and Distribution Agreement by and between The First American Corporation and First American Financial Corporation, dated as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

10.2
Tax Sharing Agreement by and between The First American Corporation and First American Financial Corporation, dated as of June 1, 2010 (Incorporated by reference to Exhibit 10.2 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

10.3
Promissory Note issued by The First American Corporation to First American Financial Corporation, dated June 1, 2010 (Incorporated by reference to Exhibit 10.3 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

10.4
Restrictive Covenants Agreement among First American Financial Corporation and The First American Corporation, dated June 1, 2010 (Incorporated by reference to Exhibit 10.4 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

10.5
Letter Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated May 31, 2010 (Incorporated by reference to Exhibit 10.5 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).*

10.6
Amended and Restated Change in Control Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated May 31, 2010 (Incorporated by reference to Exhibit 10.6 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).*

10.7
Change in Control Agreement by and between CoreLogic, Inc. and Anthony Piszel effective as of June 9, 2010 (Incorporated by reference to Exhibit 10.1 to CoreLogic’s Current Report on Form 8-K filed on June 14, 2010).*

10.8	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to CoreLogic’s Current Report on Form 8-K filed on June 14, 2010).*

10.9	Arrangement regarding Mr. Nallathambi’s Relocation Assistance Package (Incorporated by reference to description included in CoreLogic’s Current Report on Form 8-K filed on June 14, 2010).*

10.10	Assignment and Assumption Agreement between CoreLogic, Inc. and First Advantage Corporation, dated as of June 9, 2010.✓*

10.11	Letter Agreement between CoreLogic, Inc. and Mr. Nallathambi, dated June 9, 2010.✓*

10.12	Employment Agreement, dated as of December 17, 2008, between The First American Corporation and George S. Livermore.✓*

10.13	Non-Employee Director Compensation Summary.✓*

10.14	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director).✓*

10.15	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee).✓*

10.16
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference to Exhibit 10.7 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).*

10.17
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.8 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).*

10.18	Pension Restoration Plan, effective as of June 1, 2010.✓*

10.19	Executive Supplemental Benefit Plan, effective as of June 1, 2010.✓*

10.20	Management Supplemental Benefit Plan, effective as of June 1, 2010.✓*

10.21	Deferred Compensation Plan, effective as of June 1, 2010.✓*

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. ✓

✓ Included in this filing
* Management contract or compensatory plan or arrangement