Form 10-Q/A
period 2010-06-30
CORELOGIC, INC.
filed 2010-08-10
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPL ANATORY NOTE

On August 9, 2010, CoreLogic, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 with the Securities and Exchange Commission. The Company is filing this amendment to correct a typographical error in Note 1 of Item 1 Financial Statements regarding the per share impact of the net impact of out of period expenses. The Company is correcting the same typographical error in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, is conforming the effective tax rate and the presentation of the deferred tax asset in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations to the presentation included in Note 7 of Item 1 Financial Statements, and is updating the "Interest payments related to debt" in the Contractual Obligations table in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as set forth herein, the Company is not further amending any information contained within its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 that was filed with the Securities and Exchange Commission on August 9, 2010 and has not undertaken to update forward-looking or other disclosures contained therein to speak as of the date of the amendment.

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

Note 1 – Basis of Condensed Consolidated Financial Statements

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual amounts may differ from these estimated amounts. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.  These financial statements should also be read in conjunction with our Current Reports on Form 8-K filed with the SEC on June 1, 2010 and June 4, 2010.  The net impact of errors related to out of period expenses recorded in the three and six month periods ended June 30, 2010 totaled incremental expense of $4.5 million, or $0.04 per diluted share.  The impact of these errors has been evaluated relative to the current and prior periods, individually and in the aggregate, and the impact is not considered material.

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

Our long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Acquisition related notes:
Weighted average interest rate of 5.35% and 5.27% at June 30, 2010 and December 31, 2009, respectively, with maturities through 2013	$58,262	$71,867
Bank notes:
5.7% senior debentures due August, 2014	1,175	149,808
7.55% senior debentures due April, 2028	59,645	100,000
8.5% deferrable interest subordinated notes due April, 2012	34,768	100,000
Line of credit borrowings due July 2012, weighted average interest rate of 3.63%	85,000	140,000
Term loan facility borrowings due April 2016, weighted average interest rate of 4.75%	350,000	-
Other debt:
6.52% Promissory Note due to First American Financial Corporation (Note 9)	19,900	-
Various interest rates with maturities through 2013	8,640	10,519
Total long-term debt	617,390	572,194
Less current portion of long-term debt	32,762	32,532
Long-term debt, net of current portion	$584,628	$539,662

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

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 64.9 % and 45.5% for the three and six months ended June 30, 2010 respectively, and 30% and 33% respectively for the same periods of the prior year. The increase in the effective rate is primarily attributable to non-deductible transaction costs incurred in connection with the Separation.  Income taxes included in equity in earnings of affiliates was $5.6 million and $10.6 million for the three and six months ended June 30, 2010, respectively, and $10.5 million and $18.2 million, respectively, for the same periods of the prior year.

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

NET INCOME FROM CONTINUING OPERATIONS AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $33.4 million and $72.1 million for the three and six months ended June 30, 2010, respectively. Net income was $89.1 million and $141.6 million for the three and six months ended June 30, 2009. Net income attributable to CoreLogic for the three and six months ended June 30, 2010, was $24.4 million, or $0.22 per diluted share and $53.8 million, or $0.50 per diluted share, respectively. Net income attributable to CoreLogic for the three months ended June 30, 2009, was $70.3 million, or $0.75 per diluted share and net income attributable CoreLogic for the six months ended June 30, 2009, was $106.3 million, or $1.13 per diluted share. Net income attributable to noncontrolling interests was $9.0 million and $18.3 million for the three and six months ended June 30, 2010, respectively. Net income attributable to noncontrolling interests was $18.9 million and $35.3 million for the three and six months ended June 30, 2009, respectively.  The net impact of errors related to out of period expenses recorded in the three and six month periods ended June 30, 2010 totaled incremental expenses of $4.5 million, or $0.04 per diluted share.  The impact of these errors has been evaluated relative to the current and prior periods, individually and in the aggregate, and the impact is not considered material.

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

Contractual Obligations

The following is a schedule of long-term contractual commitments, as of June 30, 2010, over the periods in which they are expected to be paid:

(in thousands)	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$26,771	$44,849	$35,288	$22,347	$18,625	$38,960	186,840

Mandatorily redeemable noncontrolling interest (1)	313,847	72,000	-	-	-	-	385,847
Distributions to Experian	9,386	-	-	-	-	-	9,386
Notes and contracts payable	19,347	30,859	150,077	7,189	7,568	402,350	617,390
Interest payments related to debt (3)	17,658	29,639	24,770	21,171	20,656	82,902	196,796
Total (2)	$387,009	$177,347	$210,135	$50,707	$46,849	$524,212	$1,396,259

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

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer
(Principal Financial Officer)
Date: August 10, 2010

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated May 28, 2010, by and between The First American Corporation and CoreLogic, Inc. (Incorporated by reference to Exhibit 2.1 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

3.1	Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference to Exhibit 3.1 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

3.2	Bylaws of CoreLogic, Inc., effective June 1, 2010 (Incorporated by reference to Exhibit 3.2 to CoreLogic’s Current Report on Form 8-K filed on June 1, 2010).

4.1	Supplemental Indenture to Junior Subordinated Indenture, dated as of April 30, 2010. +

4.2	Second Supplemental Indenture to Junior Subordinated Indenture, dated as of June 1, 2010. +

4.3	Second Supplemental Indenture to Senior Indenture, dated as of April 30, 2010. +

4.4	Third Supplemental Indenture to Senior Indenture, dated as of May 10, 2010. +

4.5	Fourth Supplemental Indenture to Senior Indenture, dated as of June 1, 2010. +

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

10.8	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to CoreLogic’s Current Report on Form 8-K filed on June 14, 2010).*

10.9	Arrangement regarding Mr. Nallathambi’s Relocation Assistance Package (Incorporated by reference to description included in CoreLogic’s Current Report on Form 8-K filed on June 14, 2010).*

10.10	Assignment and Assumption Agreement between CoreLogic, Inc. and First Advantage Corporation, dated as of June 9, 2010.+*

10.11	Letter Agreement between CoreLogic, Inc. and Mr. Nallathambi, dated June 9, 2010.+*

10.12	Employment Agreement, dated as of December 17, 2008, between The First American Corporation and George S. Livermore.+*

10.13	Non-Employee Director Compensation Summary.+*

10.14	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director).+*

10.15	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee).+*

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

10.18	Pension Restoration Plan, effective as of June 1, 2010.+*

10.19	Executive Supplemental Benefit Plan, effective as of June 1, 2010.+*

10.20	Management Supplemental Benefit Plan, effective as of June 1, 2010.+*

10.21	Deferred Compensation Plan, effective as of June 1, 2010.+*

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. ✓

✓	Included in this filing
*	Management contract or compensatory plan or arrangement
+	Filed as an exhibit to CoreLogic, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on August 9, 2010.