Form 10-Q
period 2010-09-30
CORELOGIC, INC.
filed 2010-11-05
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Not Applicable
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

Yes  ☐    No   ☐

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

On November 1, 2010, there were 117,009,790 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

Items 3 and 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except per share value)	September 30,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$327,304	$498,997
Restricted cash	21,095	-
Accounts receivable (less allowance for doubtful accounts
of $29,788 and $30,813 in 2010 and 2009, respectively)	294,518	251,915
Prepaid expenses and other current assets	40,418	37,912
Income tax receivable	8,028	70,724
Deferred tax asset	23,011	22,776
Marketable securities	67,578	77,841
Due from First American Financial Corporation ("FAFC"), net	5,045	14,152
Assets of discontinued operations (Note 15)	-	5,136,677
Total current assets	786,997	6,110,994
Property and equipment, net	248,478	249,704
Goodwill	1,645,994	1,816,591
Other intangible assets, net	154,707	175,636
Capitalized data and database costs, net	209,479	204,224
Investment in affiliates	178,483	171,803
Other assets	164,606	104,129
Total assets	$3,388,744	$8,833,081
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$261,971	$303,387
Deferred revenue, current	187,446	208,749
Mandatorily redeemable noncontrolling interests	385,847	-
Current portion of long-term debt	38,063	35,393
Liabilities of discontinued operations (Note 15)	-	3,545,166
Total current liabilities	873,327	4,092,695
Long-term debt, net of current portion	492,876	536,801
Deferred revenue, long-term	346,696	356,712
Deferred income tax liability	85,483	110,509
Other liabilities	110,339	108,261
Total liabilities	1,908,721	5,204,978

Redeemable noncontrolling interests	-	458,847

Equity:
CoreLogic, Inc.'s (CLGX) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.00001 par value; 180,000 shares
authorized; 117,001 and 103,283 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	1,138,409	1,104,587
Retained earnings	336,152	2,217,504
Accumulated other comprehensive income (loss)	5,719	(167,798)
Total CLGX's stockholders' equity	1,480,281	3,154,294
Noncontrolling interests	(258)	14,962
Total equity	1,480,023	3,169,256
Total liabilities and equity	$3,388,744	$8,833,081

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
 Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Operating revenue	$484,304	$469,796	$1,400,828	$1,454,912
External cost of revenue	150,626	139,924	429,716	446,690
Salaries and benefits	171,638	166,582	515,041	519,125
Other operating expenses	73,976	87,925	261,795	237,557
Depreciation and amortization	30,317	44,979	92,681	109,324
Impairment loss	174,000	-	174,000	-
Total operating expenses	600,557	439,410	1,473,233	1,312,696
(Loss) income from operations	(116,253)	30,386	(72,405)	142,216
Interest (expense) income:
Interest income	1,619	936	3,327	4,605
Interest expense	(9,049)	(7,763)	(25,569)	(26,552)
Total interest (expense), net	(7,430)	(6,827)	(22,242)	(21,947)
Gain (loss) on investment and other income	447	(154)	(2,624)	(11)
(Loss) income from continuing operations before equity in earnings of affiliates and income taxes	(123,236)	23,405	(97,271)	120,258
Provision for income taxes	(26,764)	3,832	(13,477)	38,314
(Loss) income from continuing operations before equity in earnings of affiliates	(96,472)	19,573	(83,794)	81,944
Equity in earnings of affiliates, net of tax	13,429	12,001	29,315	39,306
(Loss) income from continuing operations	(83,043)	31,574	(54,479)	121,250
Income from discontinued operations, net of tax	-	37,620	43,520	89,570
Net (loss) income	(83,043)	69,194	(10,959)	210,820
Less: Net income attributable to noncontrolling interests	10,372	13,832	28,629	49,161
Net (loss) income attributable to CLGX	$(93,415)	$55,362	$(39,588)	$161,659
Amounts attributable to CLGX stockholders:
(Loss) income from continuing operations	$(93,415)	$17,742	$(83,108)	$72,089
Income from discontinued operations, net of tax	-	37,620	43,520	89,570
Net (loss) income	$(93,415)	$55,362	$(39,588)	$161,659
Basic (loss) income per share:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.80)	$0.19	$(0.76)	$0.77
Income from discontinued operations attributable to CLGX stockholders, net of tax	-	0.40	0.40	0.96
Net (loss) income attributable to CLGX	$(0.80)	$0.59	$(0.36)	$1.73
Diluted (loss) income per share:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.80)	$0.19	$(0.76)	$0.77
Income from discontinued operations attributable to CLGX stockholders, net of tax	-	0.40	0.40	0.95
Net (loss) income attributable to CLGX	$(0.80)	$0.59	$(0.36)	$1.72
Weighted-average common shares outstanding:
Basic	116,991	93,448	109,800	93,243
Diluted	116,991	94,525	109,800	94,075

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
 Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net (loss) income attributable to CLGX	$(93,415)	$55,362	$(39,588)	$161,659
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	1,754	2,880	(2,606)	13,526
Foreign currency translation adjustments	3,276	1,512	3,086	4,468
Supplemental Benefit Plans adjustment	99	(2,566)	(308)	(1,494)
Total other comprehensive (loss) income, net of tax	5,129	1,826	172	16,500
Comprehensive (loss) income	(88,286)	57,188	(39,416)	178,159
Less: Comprehensive income (loss) attributable to the noncontrolling interests	6	899	(6)	4,052
Comprehensive (loss) income attributable to CLGX	$(88,292)	$56,289	$(39,410)	$174,107

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net (loss) income	$(10,959)	$210,820
Income from discontinued operations	43,520	89,570
(Loss) income from continuing operations	$(54,479)	$121,250
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	92,681	109,324
Impairment loss	174,000	-
Provision for bad debt and claim losses	20,985	33,182
Share-based compensation	11,685	14,045
Equity in earnings of affiliates, net of taxes	(29,315)	(39,306)
Deferred income tax	(32,289)	17,734
Net realized investment losses	2,624	11
Change in operating assets and liabilities:
Accounts receivable	(46,303)	22,344
Prepaid expenses and other assets	(2,506)	(1,384)
Accounts payable and accrued expenses	12,210	(44,604)
Deferred income	(31,319)	(19,870)
Due from FAFC	9,108	(27,153)
Income tax accounts	(29,821)	6,962
Dividends received from investments in affiliates	43,991	67,257
Other assets and other liabilities	(48,076)	(15,266)
Net cash provided by operating activities - continuing operations	93,176	244,526
Net cash (used in) provided by operating activities - discontinued operations	(9,676)	145,213
Total cash provided by operating activities	$83,500	$389,739
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	(72,000)	-
Purchase of subsidiary shares from and other decreases in noncontrolling interests	(5,617)	(5,914)
Purchases of capitalized data	(18,362)	(19,429)
Purchases of property and equipment	(50,411)	(35,957)
Cash paid for acquisitions	(2,863)	(29,465)
Purchases of investments	(21,819)	(10,008)
Proceeds from maturities of debt securities	298	10,325
Proceeds from sale of investments	26,386	4,488
Increase in restricted cash	(21,095)	-
Net cash used in investing activities - continuing operations	(165,483)	(85,960)
Net cash (used in) provided by investing activities - discontinued operations	(61,099)	130,473
Total cash (used in) provided by investing activities	$(226,582)	$44,513
Cash flows from financing activities:
Proceeds from long-term debt	635,000	55,384
Repayment of long-term debt	(696,155)	(83,692)
Proceeds from issuance of stock related to stock options and employee benefit plans	7,375	9,817
Distribution to noncontrolling interests	(18,719)	(24,437)
Cash dividends	(22,657)	(61,492)
Tax benefit related to stock options	3,160	460
Net cash used in financing activities - continuing operations	(91,996)	(103,960)
Net cash provided by (used in) financing activities - discontinued operations	29,087	(169,528)
Total cash used in by financing activities	$(62,909)	$(273,488)
Net (decrease) increase in cash and cash equivalents	(205,991)	160,764
Cash and cash equivalents at beginning of period	498,997	311,507
Change in cash and cash equivalents - discontinued operations	34,298	(45,509)
Cash and cash equivalents at end of period	$327,304	$426,762

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,540	$31,115
Cash paid income taxes, net	$1,454	$61,475
Non-cash financing activities:
Distribution to stockholders of First American Financial Corporation ("FAFC")	$1,661,443	$-
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$11,336	$-
Promissory Note due to First American Financial Corporation (Note 9)	$19,900	$-

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Capital	Earnings	(Loss) Income	Interests (1)	Total
Balance at December 31, 2009	103,283	$1	$1,104,587	$2,217,504	$(167,798)	$14,962	$3,169,256
Net loss for the nine months ended September 30, 2010				(39,588)		(169)	(39,757)
Spin-off distribution of FAFC	-	-	-	(1,811,778)	163,612	(13,277)	(1,661,443)
Tax attributes of spin transaction		-	-	(7,006)	-	-	(7,006)
Shares and capital issued to FAFC	12,933	-	-	-	-	-	-
Dividends on common shares	-	-	-	(22,657)	-	-	(22,657)
Shares issued in connection with share-based compensation	785	-	7,375	-	-	-	7,375
Share-based compensation	-	-	16,855	-	-	-	16,855
Restricted stock unit dividend equivalents	-	-	323	(323)	-	-	-
Purchase of subsidiary shares from and other decreases in noncontrolling interests	-	-	(2,067)	-	-	(3,550)	(5,617)
Sale of subsidiary shares to and other increases in noncontrolling interests	-	-	-	-	-	51	51
Distributions to noncontrolling interests	-	-	-	-	-	(355)	(355)
Adjust redeemable noncontrolling interests to redemption value	-	-	11,336	-	-	-	11,336
Other comprehensive income	-	-	-	-	9,905	2,080	11,985
Balance at September 30, 2010	117,001	$1	$1,138,409	$336,152	$5,719	$(258)	$1,480,023

(1)           Excludes amounts related to mandatorily redeemable noncontrolling interests included in current liabilities and redeemable noncontrolling interests recorded in the mezzanine section of the Company’s condensed consolidated balance sheet. See Note 12- Redeemable Noncontrolling Interests to the condensed consolidated financial statements for a summary of the changes in redeemable noncontrolling interests.

See notes to condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual amounts may differ from these estimated amounts. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.  These financial statements should also be read in conjunction with our Current Reports on Form 8-K filed with the SEC on June 1, 2010 and June 4, 2010 which include information concerning the Separation and Distribution described below and provide unaudited proforma financial information giving effect to those transactions.  The net impact of errors related to out-of-period expenses recorded in the nine-month period ended September 30, 2010 totaled incremental expense of $4.5 million, or $0.04 per diluted share. In the nine months ended September 30, 2009, we corrected the misallocation of the provision for income taxes between continuing and discontinued operations that occurred in the three months ended June 30, 2009.  This correction resulted in the provision for income taxes for continuing operations increasing by $6.1 million or $0.06 per diluted share, for the three and six months ended June 30, 2009, with an offsetting impact to income from discontinued operations, net of tax.  Additionally, as of September 30, 2010, we correctly classified our benefit-related liabilities as non-current, and although not material, revised the December 31, 2009 balance sheet to conform to the current presentation.  The impact of these errors has been evaluated relative to the current and prior periods, individually and in the aggregate, and the impact is not considered material.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain prior year amounts have been classified to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

On May 18, 2010, the shareholders of FAC approved a separate transaction pursuant to which FAC changed its place of incorporation from California to Delaware (the “Reincorporation”). The Reincorporation became effective June 1, 2010. To effect the Reincorporation, FAC and CoreLogic, Inc., which was a wholly-owned subsidiary of FAC incorporated in Delaware, entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, FAC merged with and into CoreLogic, Inc., with CoreLogic, Inc. continuing as the surviving corporation. Concurrent with the Separation, FAC changed its trading symbol to CLGX.  For purposes of this report, "CoreLogic," the "Company," "we," "our," "us" or similar references mean CoreLogic, Inc. and our consolidated subsidiaries.

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement as described in Note 7 – Income Taxes.  The Company and FAFC also entered into a Restrictive Covenants Agreement pursuant to which FAFC is restricted in certain respects from competing with the Company in our tax services business within the United States for a period of ten years from the date of the Separation.  In addition, CoreLogic issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities. See Note 9 – Employee Benefit Plans.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.  As a result of the Separation, the FAFC businesses are reflected in our condensed consolidated financial statements as discontinued operations.  The results of the FAFC businesses in the prior year have been reclassified to conform to the 2010 classification.  See Note 15 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts recorded for FAFC liabilities at September 30, 2010.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million shares of common stock, or 12,933,265 shares to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million.  As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million.  FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period.

GAAP requires that we include all of the corporate costs of FAC up to the Separation date in our income statement.  For the nine-month period ended September 30, 2010, those net expenses totaled approximately $69.0 million (including Separation-related expenses totaling approximately $33.1 million) as compared to $27.1 million and $65.0 million for the three and nine months ended September 30, 2009, respectively.

In connection with the Separation, we reorganized our reportable segments into three reportable segments to be consistent with how we view and operate our businesses.  See Note 17 – Segment Information.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on our condensed consolidated financial statements.

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

Note 2 – Investment in Affiliates

We record equity in earnings of affiliates net of tax.  For the three and nine months ended September 30, 2010, income tax of $9.0 million and $19.5 million, respectively, was recorded on these earnings and for the same periods of the prior year income tax of $8.0 million and $26.2 million, respectively, was recorded on these earnings.

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

Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Statement of operations
Net revenue	$118,777	$108,518	$309,263	$382,371
Expenses	84,972	73,832	227,358	285,436
Income before income taxes	$33,805	$34,686	$81,905	$96,935
Net income	$33,540	$34,676	$81,394	$96,399
CLGX equity in earnings of affiliate	$16,803	$17,373	$40,778	$48,296

Note 3 – Marketable Securities

The amortized cost and estimated fair value of investments in debt securities are as follows:

		Amortized	Gross unrealized		Estimated
(in thousands)		Cost	Gains	Losses	Fair Value
September 30, 2010
	Non-agency mortgage-backed and asset-backed securities	$2,077	$-	$-	$2,077
		$2,077	$-	$-	$2,077
December 31, 2009
	Governmental agency mortgage-backed and asset-backed securities	$26,574	$897	$-	$27,471
	Non-agency mortgage-backed and asset-backed securities	2,941	-	(718)	2,223
		$29,515	$897	$(718)	$29,694

The cost and estimated fair value of investments in equity securities are as follow:

			Gross unrealized		Estimated
(in thousands)		Cost	Gains	Losses	Fair Value
September 30, 2010
	Common stock	$27,256	$16,363	$-	$43,619
	Preferred stock	21,873	9	-	21,882
		$49,129	$16,372	$-	$65,501
December 31, 2009
	Common stock	27,256	20,730	-	47,986
	Preferred stock	161	-	-	161
		$27,417	$20,730	$-	$48,147

Sales of debt and equity securities resulted in a realized loss of $0.1 million and a realized gain of $0.4 million for the three and nine months ended September 30, 2010, respectively. Sales of debt and equity securities resulted in a realized gain of $2.0 million and $0.7 million for the three and nine months ended September 30, 2009, respectively.

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

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, classified using the three-level hierarchy for fair value measurements:

	Estimated fair
	value as of
(in thousands)	September 30, 2010	Level 1	Level 2
Debt securities:
Non-agency mortgage-backed and asset-backed securities	$2,077	$-	$2,077
	2,077	-	2,077
Equity Securities:
Common stock	43,619	43,619	-
Preferred stock	21,882	21,882	-
	65,501	65,501	-
	$67,578	$65,501	$2,077

	Estimated fair
	value as of
(in thousands)	December 31, 2009	Level 1	Level 2
Debt securities:
Governmental agency mortgage-backed and asset-backed securities	$27,471	$-	$27,471
Non-agency mortgage-backed and asset-backed securities	2,223	-	2,223
	29,694	-	29,694
Equity Securities:
Common stock	47,986	47,986	-
Preferred stock	161	161	-
	48,147	48,147	-
	$77,841	$48,147	$29,694

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reportable segment, for the nine months ended September 30, 2010, is as follows:

	Business and	Data and	Employer, Legal
(in thousands)	Information Services	Analytics	and Marketing Services	Consolidated
Balance at December 31, 2009:
Goodwill	$707,943	$607,670	$527,637	$1,843,250
Accumulated impairment losses	(6,925)	-	(19,734)	(26,659)
Goodwill	$701,018	$607,670	$507,903	$1,816,591
Impairment loss	-	-	(174,000)	(174,000)
Acquisitions, (disposals), and earnouts	-	-	2,773	2,773
Other/post acquisition adjustments	(85)	(527)	1,242	630
Balance at September 30, 2010:
Goodwill	$707,858	$607,143	$531,652	$1,846,653
Accumulated impairment losses	(6,925)	-	(193,734)	(200,659)
Goodwill	$700,933	$607,143	$337,918	$1,645,994

We have seven reporting units within our three reportable segments utilized in goodwill impairment testing: mortgage origination services, default and technology services, specialty finance solutions, risk and fraud analytics, employer services, legal services and marketing services.

On August 5, 2010, we announced our intent to pursue the sale of our employer and legal services businesses.  As part of the process of marketing the sale of these businesses, following the announcement, we updated our long-term projections for these businesses and obtained indicative fair market values from potential acquirers.  Although we have not yet committed to a sale of the businesses, the level of indicative values is below the net book value of the businesses being marketed, which prompted an interim goodwill impairment assessment of the two reporting units during the preparation of our financial statements for the three and nine months ended September 30, 2010.  We have concluded that based on the level of indicative fair market values and the lower anticipated future profitability of these businesses, the fair value of the businesses as determined did not support the recorded goodwill of the employer services reporting unit and legal services reporting unit and therefore that the goodwill was impaired as of September 30, 2010.  Accordingly, we recorded an impairment charge of $174.0 million for the three and nine months ended September 30, 2010.  We also evaluated the long-lived assets of these businesses for impairment at September 30, 2010, and based on this assessment, we determined that there was no impairment.

Our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter, unless there is a triggering event. Except for the assessment related to the employer services and legal services reporting units, discussed above, we have not performed an impairment analysis on any of our reporting units during the nine months ended September 30, 2010 as no triggering events requiring such an analysis have occurred.

For further discussion related to impairment analysis performed as a result of the Separation of FAFC, see Note 15 – Discontinued Operations.

Note 5 – Other Intangible Assets, net

Other intangible assets consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Customer lists	$289,689	$290,075
Noncompete agreements	16,146	13,920
Trade names and licenses	28,230	28,199
	334,065	332,194
Less accumulated amortization	(179,358)	(156,558)
Other identifiable intangible assets, net	$154,707	$175,636

Amortization expense for finite-lived intangible assets was $7.8 million and $8.1 million for the three months ended September 30, 2010 and 2009, respectively and $24.2 million and $24.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Estimated amortization expense relating to finite-lived intangible asset balances as of September 30, 2010, is expected to be as follows for the next five years:

(in thousands)
Remainder of 2010	7,702
2011	28,741
2012	26,954
2013	23,772
2014	14,816
Thereafter	52,722
$154,707

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

		September 30,	December 31,
(in thousands)		2010	2009
Acquisition related notes:
	Weighted average interest rate of 5.40% and 5.27% at September 30, 2010 and December
	31, 2009, respectively, with maturities through 2013	$51,479	$71,867
Notes:
	5.7% senior debentures due August, 2014	1,175	149,808
	7.55% senior debentures due April, 2028	34,768	100,000
	8.5% deferrable interest subordinated notes due April, 2012	59,645	100,000
Bank debt:
	Revolving line of credit borrowings due July 2012, weighted average
	interest rate of 3.63%	-	140,000
	Term loan facility borrowings due April 2016, weighted average
	interest rate of 4.75%	349,125	-
Other debt:
	6.52% Promissory Note due to First American Financial Corporation (Note 9)	18,787	-
	Various interest rates with maturities through 2013	15,960	10,519
Total long-term debt		530,939	572,194
Less current portion of long-term debt		38,063	35,393
Long-term debt, net of current portion		$492,876	$536,801

Restricted cash of $21.1 million at September 30, 2010 represents cash pledged for various letters of credit secured by the Company.

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

During the quarter ended September 30, 2010, we paid down the $85.0 million outstanding balance on the line of credit. At September 30, 2010, we had available lines of credit of $500.0 million, and were in compliance with the financial covenants contained in our loan agreements.

The Credit Agreement consists of a $350.0 million six-year term loan facility, expiring April 12, 2016, and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full on the closing date and the proceeds were used to settle the cash tender offers discussed below, as well as to pay down amounts owed on the revolving credit facility. The revolving loan commitments are scheduled to terminate on July 11, 2012. The Credit Agreement provides for the ability to increase the term loan facility provided that the total credit exposure under the Credit Agreement does not exceed $1.05 billion in the aggregate.

Our obligations under the Credit Agreement are guaranteed by our subsidiaries that comprise at least 95% of our total U.S. assets (the “Guarantors”).

To secure our obligations under the Credit Agreement, the Company and the Guarantors (the “Loan Parties”) have granted JPMorgan, as collateral agent, a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1.0 million or more.

The term loan is subject to mandatory repayment in an amount equal to $875,000, commencing September 30, 2010, and continuing on each three-month anniversary thereafter until and including March 31, 2016. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to prepayment from (i) the net proceeds (as defined in the Credit Agreement) of certain debt incurred or issued by any Loan Party, (ii) a percentage of our excess cash flow (as defined in the Credit Agreement) (unless our leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any Loan Party from certain assets sales and recovery events.

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

The Applicable Rate varies depending upon the Company’s leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum is 3.25%. As of September 30, 2010, the effective rate for the term loans was 4.75%.

In October 2010, we entered into interest rate swap agreements with various counterparties to remove the interest rate floor and convert the variable rate borrowings on our $350.0 million term loan facility to a fixed rate.  The weighted average fixed rate on the swaps is 2.42%. At September 30, 2010, there was $349.1 million outstanding on the term loan facility.

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

On April 27, 2010, we announced that we had received tenders and accompanying consents from the holders of 99% of the 5.7% senior notes of the Company due 2014 and the holders of 64% of the 8.5% capital securities of First American Capital Trust I due 2012.  On May 10, 2010, we announced that over 50.0% of the 7.55% Senior Debentures due 2028 tendered valid consents.   Accordingly, we received the requisite approvals and amended the related indentures.

The tender offers expired on May 12, 2010. As of September 30, 2010, the holders of 99.2% of the 5.7% senior notes of the Company due 2014, the holders of 65.2 % of the 8.5% capital securities of First American Capital Trust I due 2012, the holders of 40.35% of the 7.55% senior debentures due 2028 and the holders of 48.5% of the PREFERRED PLUS 7.55% trust certificates tendered their senior notes and capital securities to the Company.

Consent fees paid in connection with the tender offer totaling $2.7 million are included in other operating expenses for the nine months ended September 30, 2010.

Note 7 – Income Taxes

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 17.6% and (12.5)% for the three and nine months ended September 30, 2010, respectively, and 27.3% and 34.7% respectively, for the same periods of the prior year. The change in the effective rate is primarily attributable to the tax effect of the impairment of goodwill related to the employer services and legal services reporting units and non-deductible transaction costs incurred in connection with the Separation.  Income taxes included in equity in earnings of affiliates were $9.0 million and $19.5 million for the three and nine months ended September 30, 2010, respectively, and $8.0 million and $26.2 million, respectively, for the same periods of the prior year.  For the purposes of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of Corporate in the equity in earnings in affiliates.

A large portion of our income attributable to noncontrolling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

As of September 30, 2010, we have a net deferred tax liability in the amount of $62.5 million and at December 31, 2009 we had a net deferred tax asset in the amount of $13.2 million. The net change is attributable to the Separation, which occurred on June 1, 2010 and the impairment of goodwill related to the employer services and legal services reporting units. Our deferred tax balances at September 30, 2010 relate primarily to deferred revenue and basis differences in tangible and intangible assets.

As of September 30, 2010, the liability for income taxes associated with uncertain tax positions was $24.5 million. This liability can be reduced by $10.8 million of offsets for amounts subject to indemnification from FAFC under the Tax Sharing Agreement and $7.3 million in tax benefits from correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $6.4 million, if recognized, would favorably affect the Company's effective tax rate.

Our continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2010, we had accrued $5.6 million of interest (net of tax benefit) and penalties related to uncertain tax positions. This liability can be reduced by $3.1 million of offsets subject to indemnification from FAFC under the Tax Sharing Agreement.

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

We entered into a Tax Sharing Agreement with FAFC in connection with the Separation. The Tax Sharing Agreement governs ours and FAFC’s respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended, and taxes incurred in connection with certain internal transactions undertaken in anticipation of the Separation. Our rights, responsibilities and obligations under the Tax Sharing Agreement are discussed in our Current Report on Form 8-K filed with the SEC on June 1, 2010, set forth in Item 1.01.

Note 8 – Earnings Per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
(Loss) income from continuing operations attributable to CLGX stockholders	$(93,415)	$17,742	$(83,108)	$72,089
Effect of dilutive securities:
Subsidiary potential dilutive shares	-	(40)	-	(63)
(Loss) income from continuing operations attributable to CLGX stockholders	$(93,415)	$17,702	$(83,108)	$72,026
Income from discontinued operations attributable to CLGX stockholders, net of tax	-	37,620	43,520	89,570
Numerator for basic and diluted net (loss) income per share	$(93,415)	$55,322	$(39,588)	$161,596
Denominator:
Weighted-average shares for basic earnings per share	116,991	93,448	109,800	93,243
Effect of dilutive securities:
Effect of stock options and restricted stock units	-	1,077	-	832
Denominator for diluted earnings per share	116,991	94,525	109,800	94,075
Earnings per share
Basic:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.80)	$0.19	$(0.76)	$0.77
Income from discontinued operations attributable to CLGX stockholders, net of tax	-	0.40	0.40	0.96
Net (loss) income attributable to CLGX	$(0.80)	$0.59	$(0.36)	$1.73
Diluted:
(Loss) income from continuing operations attributable to CLGX stockholders	$(0.80)	$0.19	$(0.76)	$0.77
Income from discontinued operations attributable to CLGX stockholders, net of tax	-	0.40	0.40	0.95
Net (loss) income attributable to CLGX	$(0.80)	$0.59	$(0.36)	$1.72

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available during the period. Diluted earnings per share reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company’s stock incentive plan.

For the three and nine months ended September 30, 2010, 5.2 million and 4.7 million stock options and restricted stock units (representing all dilutive shares), respectively, were excluded from the computation of diluted earnings per share due to the net loss for the periods. These amounts include 0.8 million and 0.9 million stock options and restricted stock units for the three and nine months ended September 30, 2010, respectively, that would be dilutive if there was net income for the periods. For the three and nine months ended September 30, 2009, 1.6 million and 2.0 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 9 – Employee Benefit Plans

FAC’s defined benefit pension plan was a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service. The policy was to fund all accrued pension costs. Contributions were intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The sponsorship for this plan was transferred to FAFC as part of the Separation. As part of the Separation, we provided FAFC with a promissory note in the principal amount of $19.9 million.  The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees.  The promissory note matures in 2017 and bears interest at a fixed rate of 6.52% per annum, which we believe was a market rate for similar instruments.

The liability associated with FAFC’s participants in the FAC non-qualified, unfunded supplemental benefit plan, 401(k) savings plan and deferred compensation plan was transferred to FAFC as part of the Separation.  The terms of the non-qualified, unfunded supplemental management and executive retirement plans (“SERP”), pension restoration plan (“Restoration”) and deferred compensation plan, as described in our Annual Report on Form 10-K for the year ended December 31, 2009, are unchanged.  The value of the assets underlying our deferred compensation plan was $29.3 million and $28.3 million at September 30, 2010 and December 31, 2009, respectively, and is included in other assets in the Condensed Consolidated Balance Sheet.  The unfunded liability for our deferred compensation plan at September 30, 2010 and December 31, 2009 was $30.5 million and $28.7 million, respectively, and is included in other liabilities in the Condensed Consolidated Balance Sheet.

The net periodic pension cost for the three and nine months ended September 30, 2010 and 2009, for our supplemental benefit plans (SERP and Restoration) includes the following components:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30,		September 30,
Expense:	2010	2009	2010	2009
Service costs	$277	$304	$711	$911
Interest costs	470	765	1,753	2,295
Amortization of net loss	233	462	1,047	1,387
Amortization of prior service benefit	(62)	(67)	(178)	(200)
	$918	$1,464	$3,333	$4,393

The net periodic pension cost for our supplemental benefit plans for the three months ended September 30, 2009, and the nine months ended September 30, 2010 and 2009 were presented to exclude the amounts related to FAFC.  However, net periodic pension costs for our supplemental benefit plans for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009 include expense related to legacy First American Corporate expense totaling $0.6 million, $0.1 million and $1.6 million, respectively.

Assumptions for the expected long-term rate of return on plan assets are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical real and expected returns for the asset classes covered by the investment policy and (2) projections of inflation over the long-term period during which benefits are payable to plan participants. We believe the assumptions are appropriate based on the investment mix and long-term nature of each plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

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

For specific financial assets and liabilities (cash and cash equivalents, restricted cash, accounts receivable, net, due from FAFC, net, accounts payable and accrued liabilities and mandatorily redeemable noncontrolling interests), we believe that the carrying value is a reasonable estimate of fair value due to the short-term nature of the instrument and/or the basis of accounting required for such item.

In estimating the fair value of the other financial instruments presented, we used the following methods and assumptions:

Investments

The methodology for determining the fair value of debt and equity securities is discussed in Note 3- Marketable Securities to the condensed consolidated financial statements.

As other long-term investments, including investment in affiliates, are not publicly traded, reasonable estimate, by management of the fair values could not be made without incurring excessive costs.

Long-term debt

The fair value of long-term debt was estimated based on the current rates available to us for debt of the same remaining maturities.

The carrying amounts and fair values of our financial instruments as of September 30, 2010 and December 31, 2009 are presented in the following table.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$327,304	$327,304	$498,997	$498,997
Restricted cash	21,095	21,095	-	-
Accounts receivable, net	294,518	294,518	251,915	251,915
Due from FAFC	5,045	5,045	14,152	14,152
Investments:
Debt securities	$2,077	$2,077	$29,694	$29,694
Equity securities	65,501	65,501	48,147	48,147
Investment in affiliates	178,483	178,483	171,803	171,803
Financial Liabilities:
Accounts payable and accrued liabilities	$237,709	$237,709	$303,387	$303,387
Mandatorily redeemable noncontrolling interests	385,847	385,847	-	-
Long-term debt	530,939	524,106	572,194	561,861
Redeemable noncontrolling interests	-	-	458,847	458,847

Note 11 – Share-Based Compensation

We issue equity awards under the CoreLogic, Inc. 2006 Incentive Compensation Plan (the “Plan”) which permits the grant of stock options, restricted stock units (“RSUs”), performance units and other stock-based awards.  In connection with the Separation, on June 1, 2010, each FAC stock option held by a CoreLogic employee was converted into an adjusted CoreLogic stock option.  The exercise prices of the adjusted CoreLogic stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option.  The resulting CoreLogic stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the FAC stock options immediately prior to the Separation.

Also, in connection with the Separation, on June 1, 2010, any unvested FAC RSUs granted to CoreLogic employees were converted into CoreLogic RSUs.  The RSU grants were converted in a manner that was intended to preserve the fair market value of the FAC awards.  The resulting CoreLogic RSU grants are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the FAC RSU grants immediately prior to the Separation.

FAC stock options and RSUs held by FAFC employees were cancelled at the date of the Separation.

We primarily utilize RSUs as our share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

In connection with the Separation, we awarded performance-based restricted stock units (“PBRSUs”) to certain key employees pursuant to the Plan, and subject to certain conditions in the grant agreement.  A total of 366,154 PBRSUs were issued at an estimated value of $6.9 million.  These awards will vest based on the attainment of certain performance goals relating to our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the years ending December 31, 2011 through 2014 and 2015.  There was $1.0 million and $1.2 million in expense recognized for PBRSUs in the three and nine months ended September 30, 2010, respectively.

In connection with the Separation, we issued CoreLogic stock options as incentive compensation for certain key employees.  The exercise price of each stock option is the closing market price of our common stock on the date of grant.  These stock options generally vest equally over a four-year period (33% on the second, third, and fourth anniversaries) and expire ten years after the grant date.  The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Expected dividend yield	0%
Risk-free interest rate (1)	2.58%
Expected volatility (2)	34.59%
Expected life (3)	6.5

(1) The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
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

The following table sets forth the share-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Stock options	$547	$1,094	$963	$3,503
Restricted stock	2,153	2,835	10,299	9,839
Employee stock purchase plan	-	221	423	703
	$2,700	$4,150	$11,685	$14,045

Total share-based compensation expense for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009 include expense related to FAFC totaling $0.4 million, $2.6 million and $1.7 million, respectively.

RSU activity for the nine months ended September 30, 2010, is as follows:

		Weighted
		Average
	Number of	Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Nonvested restricted stock units outstanding at December 31, 2009	3,143	$17.91
Restricted stock units granted	1,616	$19.06
Restricted stock units cancelled - Separation-related	(2,463)	-
Restricted stock units forfeited	(76)	$17.98
Restricted stock units vested	(525)	$18.42
Nonvested restricted stock units outstanding at September 30, 2010	1,695	$18.46

Option activity for the nine months ended September 30, 2010, is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
(in thousands, except weighted average price)	Shares	Exercise Price	Contractual Term	Value
Options outstanding at December 31, 2009	7,483	$23.82
Options granted	1,099	$18.76
Options exercised	(802)	$11.81
Options canceled - Separation-related	(2,261)	-
Options canceled	(204)	$23.38
Options outstanding at September 30, 2010	5,315	$21.29	4.9	$3,721
Options vested and expected to vest at September 30, 2010	5,285	$21.28	5.0	$3,710
Options exercisable at September 30, 2010	4,169	$21.90	3.8	$3,282

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

The following is a summary of the changes in noncontrolling interests for the nine months ended September 30, 2010. We did not have any redeemable noncontrolling interests for the nine months ended September 30, 2009.

(in thousands)
Redeemable noncontrolling interests, December 31, 2009	$458,847
Net income	28,700
Distributions	(18,364)
Adjustment to redemption value	(11,336)
Purchase of subsidiary shares	(72,000)
Transfer to mandatorily redeemable noncontrolling interests	(385,847)
Redeemable noncontrolling interests, September 30, 2010	$-

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the First American Real Estate Solutions, LLC (“FARES”) joint venture.  We are required to pay the $314.0 million purchase price on December 31, 2010.  This balance is included as mandatorily redeemable noncontrolling interests in the liability section of our Condensed Consolidated Balance Sheet at September 30, 2010.  We are required to make profit distributions ($4.2 million per quarter), management fee distributions ($0.5 million per quarter) and tax distributions (based on profitability of FARES) in 2010, up to the closing date of December 31, 2010.

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in First American CoreLogic Holdings, Inc. (“FACL”).  On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in February 2011 in exchange for additional consideration of $72.0 million.  The form of the additional consideration will either be common stock of CoreLogic, cash or a combination of stock and cash. The determination of the consideration is dictated by the occurrence of certain conditions, one of which was the consummation of the Separation. If all the conditions are met, the consideration will be common stock of CoreLogic, subject to specified anti-dilution provisions.  The remaining $72.0 million of the noncontrolling interests related to FACL is classified as mandatorily redeemable noncontrolling interests in the liability section of our Condensed Consolidated Balance Sheet at September 30, 2010.

Note 13 – Stockholders’ Equity

On May 18, 2004, our Board of Directors approved a stock repurchase plan, which was subsequently amended to add additional amounts to the stock repurchase plan on May 19, 2005, June 26, 2006 and January 15, 2008.  The plan currently authorizes the repurchase of $800.0 million of our common stock. The plan does not have an expiration date.  Under the plan, we have repurchased 10.5 million shares of our common stock for a total purchase price of $439.6 million and have the authority to repurchase the remaining $360.4 million. No purchases have been made subsequent to December 31, 2007.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan.

Note 14 – Litigation and Regulatory Contingencies

We have been named in various lawsuits. In cases where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of our financial exposure based on known facts. While the ultimate disposition of each such pending lawsuit is not yet determinable, we do not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations. With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, we do not believe that the ultimate resolution of these matters either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts recorded at September 30, 2010.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation.  Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At September 30, 2010, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of FAC’s financial services business with FAFC and financial responsibility for the obligations and liabilities of FAC’s information solutions business with the Company. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with:

·	the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and

·	any breach by such party of the Separation and Distribution Agreement.

Note 15 – Discontinued Operations

The businesses retained by FAFC are presented within the condensed consolidated financial statements as discontinued operations. The net income from discontinued operations in the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009, includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.  The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended September 30, 2009, and the nine months ended September 30, 2010 and 2009.

	For the Three
	Months Ended	For the Nine Months Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2009	2010	2009
Total revenue	$1,148,165	$1,490,501	$3,014,041
Income from discontinued operations before income taxes	$74,379	$76,323	$162,660
Income tax expense	34,671	33,222	63,735
Income, net of tax	39,708	43,101	98,925
Less: Net income attributable to noncontrolling interests	2,088	(419)	9,355
Income from discontinued operations, net of tax	$37,620	$43,520	$89,570
Earnings per share:
Basic	$0.40	$0.40	$0.96
Diluted	$0.40	$0.40	$0.95
Weighted-average common shares outstanding:
Basic	93,448	109,800	93,243
Diluted	94,525	109,800	94,075

At December 31, 2009, we classified certain assets and liabilities associated with the discontinued operations as assets of discontinued operations and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets in accordance with accounting guidance.  The December 31, 2009 Condensed Consolidated Balance Sheet does not include the $250.0 million in shares issued to FAFC at the Separation.

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

In connection with the Separation, we completed an impairment analysis as required by GAAP. This analysis was subject to significant estimate and judgment, including the forecasting of future cash flows, selection of a long-term revenue growth rate, selection of a discount rate, selection of market multiples, and establishment of a control premium. As part of the analysis, the Company noted the market capitalization of the distributed assets was approximately $400 million or 22% below the book value as of the Distribution date. Management believes it appropriate to include a control premium when determining the fair value of FAFC. The control premium, which was estimated to range from 20% to 35%, was based on a study of market transactions involving primarily property and casualty insurance companies. Management believes that the analysis performed supports the fair value of FAFC exceeding its carry amount at the date of the Separation and, accordingly, concluded that there was no impairment of the distributed assets of FAFC. It is reasonably possible that changes in the judgments, assumptions and estimates the Company made in assessing the fair value would have caused the distributed assets to become impaired.

Note 16 – Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010.  The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit.  Except for the information technology services agreements, the transition services agreements are short-term in nature.  For the three and nine months ended September 30, 2010, the net amount of $2.9 million and $3.9 million, respectively, was recognized in other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation.  Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At September 30, 2010, no reserves were considered necessary.  See further discussion at Note 14 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities.  We have recorded a receivable from FAFC of $43.0 million for these contingent tax obligations.  See further discussion at Note 7 – Income Taxes.

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

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrues interest at a rate of 6.52% per annum.  Interest was first due on July 1, 2010 and is due quarterly thereafter.  The promissory note is due on May 31, 2017.  The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees.  See Note 9 - Employee Benefits for further discussion of the defined benefit pension plan.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million and $3.3 million for the three and nine months ended September 30, 2010, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2009, respectively.

During the three and nine months ended September 30, 2010 and 2009 we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $4.6 million and $17.4 million for the three and nine months ended September 30, 2010, respectively, and $9.4 million and $32.9 million for the three and nine months ended September 30, 2009, respectively.

Prior to the Separation, certain commercial transactions with FAFC were settled in cash and are reflected in due from FAFC, net in our Condensed Consolidated Balance Sheets. Following the Separation, all transactions with FAFC are settled in cash and are reflected in due from FAFC, net in our Condensed Consolidated Balance Sheets.

Note 17 – Segment Information

In connection with the Separation, we reorganized our reportable segments into three reportable segments:

·
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

Our business and information services segment includes $1.3 million and $2.9 million of inter-segment revenues for the three months ended September 30, 2010 and 2009, respectively, and $5.9 million and $8.8 million of inter-segment revenues for the nine months ended September 30, 2010 and 2009, respectively.

·
Data and Analytics: Our data and analytics segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products for risk management, collateral assessment, loan quality reviews and fraud assessment. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker and multiple listing services products.

·
Employer, Legal and Marketing Services:  Our employer, legal and marketing services segment provides information management and risk mitigation solutions to enable informed decision-making by our customers.  We deliver our solutions through a collection of businesses that possess advanced technology, proprietary processes, unique structured and unstructured data sources, advanced analytics and proactive applications. These capabilities provide our clients with enhanced situational awareness and transparency. Our customers include some of the leading financial institutions, Fortune 500 companies, AmLaw 100 law firms, and middle-market enterprises.

Our employer, legal and marketing services segment includes $2.2 million and $0.7 million of inter-segment revenues for the three months ended September 30, 2010 and 2009, respectively, and $4.6 million and $2.5 million of inter-segment revenues for the nine months ended September 30, 2010 and 2009, respectively.

Corporate and eliminations consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense and elimination of inter-segment revenues included in the results of the reportable segments.

Operating revenue for international operations included in the employer, legal and marketing segment was $16.4 million and $8.4 million for the three months ended September 30, 2010 and 2009, respectively, and $40.9 million and $22.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Selected financial information by reportable segment is as follows:

			Income (Loss)	Assets
(in thousands)		Depreciation	From Continuing	(excluding for	Capital
At and for three months ended September 30, 2010	Revenue	and Amortization	Operations	discontinued operations)	Expenditures
Business and Information Services	$229,602	$5,352	$55,927	1,074,102	$2,305
Data and Analytics	183,440	13,386	42,445	1,195,648	4,853
Employer, Legal and Marketing Services	77,857	5,688	(170,538)	539,061	1,813
Corporate and Eliminations	(6,595)	5,891	(10,877)	571,905	9,390
Consolidated	$484,304	$30,317	$(83,043)	$3,380,716	$18,361

At and for three months ended September 30, 2009
Business and Information Services	$227,666	$6,601	$48,033	$1,108,792	$2,066
Data and Analytics	166,909	14,065	34,474	1,352,564	5,361
Employer, Legal and Marketing Services	69,666	6,044	4,660	704,548	2,404
Corporate and Eliminations	5,555	18,269	(55,593)	244,839	4,145
Consolidated	$469,796	$44,979	$31,574	$3,410,743	$13,976

At and for nine months ended September 30, 2010
Business and Information Services	$673,758	$15,976	$150,453	$1,074,102	$8,022
Data and Analytics	532,517	40,080	108,471	1,195,648	11,432
Employer, Legal and Marketing Services	204,967	17,431	(176,729)	539,061	5,946
Corporate and Eliminations	(10,414)	19,194	(136,674)	571,905	25,011
Consolidated	$1,400,828	$92,681	$(54,479)	$3,380,716	$50,411

At and for nine months ended September 30, 2009
Business and Information Services	$686,051	$18,856	$177,983	$1,108,792	$13,527
Data and Analytics	520,205	39,891	123,951	1,352,564	12,041
Employer, Legal and Marketing Services	240,789	17,875	8,110	704,548	6,187
Corporate and Eliminations	7,867	32,702	(188,794)	244,839	4,202
Consolidated	$1,454,912	$109,324	$121,250	$3,410,743	$35,957

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

Note 19 – Subsequent Events

Subsequent to September 30, 2010, we acquired an incremental 60% of the equity of RealtyBid International, LLC, a leading on-line real estate owned auction site, for approximately $11.4 million in cash.

In October 2010, we entered into interest rate swap agreements with various counterparties to remove the interest rate floor and convert the variable rate borrowings on our $350.0 million term loan facility to a fixed rate.  The weighted average fixed rate on the swaps is 2.42%. At September 30, 2010, there was $349.1 million outstanding on the term loan facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, expected operating results, revenues and earnings liquidity, our income tax rate after the Separation, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, the Company’s intended share repurchases, the potential sale of the employer and legal services businesses, level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure, assumptions related to long-term rate of return of our supplemental benefit plans and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

●
changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our customers or us, including with respect to consumer financial services and the use of public records and consumer data;

●	compromises in the security of our data transmissions, including the transmission of confidential information or systems interruptions;

●	difficult conditions in the mortgage and consumer credit industry, the state of the securitization market, increased unemployment, and the economy generally;

●	our ability to bring new products to market and to protect proprietary technology rights;

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

●
the inability to realize the benefits of the Separation as a result of the factors described immediately above, as well as, among other factors, increased borrowing costs, competition between the resulting companies,  increased operating or other expenses or the triggering of rights and obligations by the transaction or any litigation arising out of or related to the Separation.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth in our Current Report on Form 8-K filed with the SEC on June 1, 2010 in Item 8.01-Other Events and Part I, Item 1A of our most recent Annual Report on Form 10-K, as updated by the risk factors set forth in Item 1A of Part II below, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. You should also review carefully the cautionary statements listed in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Because of these risk factors, as well as other variables affecting our financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

This report also contains estimates, projections and other information concerning our industry that are based on data and projections by market research firms or trade associations, as well as estimates and forecasts prepared by our management.  This information involves a number of assumptions, estimates, uncertainties and limitations.  The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those set forth in our Current Report on Form 8-K filed with the SEC on June 1, 2010 in Item 8.01-Other Events and Part I, Item 1A of our most recent Annual Report on Form 10-K, as updated by the risk factors set forth in Item 1A of Part II below, and are based on information available to us on the date hereof.  These and other factors could cause actual industry, market or other conditions to differ materially from those reflected in these estimates, projections and other information.

INTRODUCTION

This Management’s Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of acquisitions and other non-recurring items that are not presented in accordance with generally accepted accounting principles (“GAAP”). We are presenting these non-GAAP financial measures because they provide our management and readers of this Quarterly Report on Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is used by management to evaluate the operating performance of our business and is a metric used in the computation of certain management bonuses.  EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items and has inherent limitations.  We compensate for these limitations by using GAAP financial measures as well in managing our business.  In the view of management, EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

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

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement. The Company and FAFC also entered into a Restrictive Covenants Agreement pursuant to which FAFC is restricted in certain respects from competing with the Company in our tax services business within the United States for a period of ten years.  In addition, CoreLogic issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities.

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

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts recorded for FAFC liabilities at September 30, 2010.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our shares of common stock, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million.  As a result, we paid FAFC $7.4 million in cash to arrive at the full value of $250.0 million.  FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period.

Business Overview

We are a leading provider of property, financial and consumer information, analytics and services to mortgage originators and servicers, financial institutions and other businesses and government entities. Our data, query, analytical and business outsourcing services help our clients to identify, manage and mitigate credit and interest rate risk. In addition, our services enable clients to manage their hiring, marketing and litigation processes and decisions. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

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

Reportable segments

In connection with the Separation, we reorganized our reportable segments into three reportable segments:

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

●
Data and Analytics: Our data and analytics segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products for risk management, collateral assessment, loan quality reviews, and fraud assessment. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker and multiple listing services products.

●
Employer, Legal and Marketing Services:  Our employer, legal and marketing services segment provides information management and risk mitigation solutions to enable informed decision-making by our customers.  We deliver our solutions through a collection of businesses that possess advanced technology, proprietary processes, unique structured and unstructured data sources, advanced analytics and proactive applications. These capabilities provide our clients with enhanced situational awareness and transparency. Our customers include some of the leading financial institutions, Fortune 500 companies, AmLaw 100 law firms, and middle-market enterprises.

Results of Operations

Summary

The majority of our revenues are associated with the purchase, refinancing, servicing and other types of residential real estate transactions and activity in the United States.   For the three and nine months ended September 30, 2010, 64% of our revenues related to real estate mortgage origination and servicing.  Approximately 31% and 32% of our operating revenues in the first three and nine months of 2010, respectively, were generated by the top 10 United States mortgage originators.  We estimate that total mortgage originations decreased approximately 22% in the third quarter of 2010 relative to the same period of 2009 and decreased approximately 5.8% relative to the second quarter of 2010. Based on statistics from the Mortgage Bankers Association, mortgage applications are estimated to have increased 43% in the third quarter of 2010 relative to the same period of 2009 and increased 36% relative to the second quarter of 2010. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services.  Due to the continued economic weakness, uncertainty on interest rates, and factors such as the cessation of the first-time homebuyers’ tax credit, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

We believe that the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy.  Additionally, measures taken by the federal government to stimulate the purchase of residential property helped increase transaction levels in early 2010.  The first-time homebuyer’s tax credit expired in April 2010, and there has been a decrease in residential sales activity since that expiration.

As of September 30, 2010, based on our internal estimates, the level of loans delinquent 90 days or more has decreased approximately 8% relative to September 30, 2009, while the number of loans in foreclosure has increased by approximately 13% over the comparable period from 2009.  Notwithstanding the prospect for short-term declines due to the recently announced foreclosure moratoria, based on our internal analysis and market estimates, we believe that the inventory of delinquent mortgage loans and loans in foreclosure will continue to grow, which we believe will have a positive effect on our default-related revenues.

The increase in default-related activity combined with slightly higher overall origination activity (including application volumes) had a positive impact on the operating revenues of the business and information services segment (which increased 0.9% in the third quarter of 2010 when compared to the same quarter of the prior year).  Overall, there was a positive impact on the operating revenues of the data and analytics segment (which improved 9.9% in the third quarter of 2010 when compared with the same quarter of the prior year) as a result of higher levels of credit and risk management-related activity.

The financial results of our employer, legal and marketing segment are impacted by global economic conditions, including the level of domestic and international hiring.  Unemployment in the United States was at approximately 9.6% at September 30, 2010, compared to 9.8% at September 30, 2009 according to the United States Department of Labor, which continues to restrain the growth for this segment, although there was strengthening in employment overseas in the third quarter.

On a consolidated basis, our total operating revenues increased 3.1% for the three months ended September 30, 2010 and decreased 3.7% for the nine months ended September 30, 2010, when compared to the same periods of the previous year.

Our total operating expense increased 36.7% for the three months ended September 30, 2010 and 12.2% for the nine months ended September 30, 2010, when compared to the same periods of the previous year. GAAP requires that we include all of the corporate costs of FAC up to the Separation date in our income statement.  For the nine-month period ended September 30, 2010, those net expenses totaled approximately $69.0 million (including Separation-related expenses totaling approximately $33.1 million) as compared to $27.1 million and $65.0 million for the three and nine months ended September 30, 2009, respectively.

On August 5, 2010, we announced our intent to pursue the sale of our employer and legal services businesses.  As part of the process of marketing the sale of these businesses, following the announcement, we updated our long-term projections for these businesses and obtained indicative fair market values from potential acquirers.  Although we have not yet committed to a sale of the businesses, the level of indicative values is below the net book value of the businesses being marketed, which prompted an interim goodwill impairment assessment of the two reporting units during the preparation of our financial statements for the three and nine months ended September 30, 2010.  We have concluded that based on the level of indicative fair market values and the lower anticipated future profitability of these businesses, the fair value of the businesses as determined did not support the recorded goodwill of the employer services reporting unit and legal services reporting unit and therefore that the goodwill was impaired as of September 30, 2010.  Accordingly, we recorded an impairment charge of $174.0 million for the three and nine months ended September 30, 2010.  We also evaluated the long-lived assets of these businesses for impairment at September 30, 2010, and based on this assessment, we determined that there was no impairment.

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 17.6 % and (12.5)% for the three and nine months ended September 30, 2010 respectively, and 27.3% and 34.7% respectively for the same periods of the prior year. The change in the effective rate is primarily attributable to the tax effect of the impairment of goodwill related to employer services and legal services reporting units and the non-deductible transaction costs incurred in connection with the Separation.  Income taxes included in equity in earnings of affiliates were $9.0 million and $19.5 million for the three and nine months ended September 30, 2010, respectively, and $8.0 million and $26.2 million, respectively, for the same periods of the prior year.

Net loss was $83.0 million and net income was $69.2 million for the three months ended September 30, 2010 and 2009, respectively. Net loss from continuing operations attributable to the Company for the three months ended September 30, 2010, was $93.4 million, or $0.80 per diluted share. Net income from continuing operations attributable to the Company for the three months ended September 30, 2009, was $17.7 million, or $0.19 per diluted share. Net income attributable to noncontrolling interests was $10.4 million and $13.8 million for the three months ended September 30, 2010 and 2009, respectively. Our net loss for the current three-month period was primarily a function of (i) goodwill impairment charges totaling $174.0 million, and (ii) the impact on the tax provision of Separation-related items and impairment charges totaling approximately $74.2 million.

Net loss was $11.0 million and net income was $210.8 million for the nine months ended September 30, 2010 and 2009, respectively. Net loss from continuing operations attributable to the Company for the nine months ended September 30, 2010, was $83.1 million, or $0.76 per diluted share. Net income from continuing operations attributable to the Company for the nine months ended September 30, 2009, was $72.1 million, or $0.77 per diluted share. Net income from continuing operations attributable to noncontrolling interests was $28.6 million and $49.2 million for the nine months ended September 30, 2010 and 2009, respectively. Our net loss for the current nine-month period was primarily a function of (i) the level of legacy FAC corporate expense, including Separation-related expense and the corporate costs that would have been allocated to FAFC totaling approximately $69.0 million, (ii) goodwill impairment charges totaling $174.0 million, and (iii) the impact on the tax provision of Separation-related items and impairment charges totaling approximately $89.3 million.

The continued tightening of mortgage credit, delays in the default cycle and the uncertainty in general economic conditions continue to affect the demand for many of our products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of our customers in many of the segments in which we operate.  Should these parties continue to encounter material issues, those issues may lead to negative impacts on our revenue, earnings and liquidity. For additional information related to our results of operations for each of our three reportable segments please see the discussions under “Business and Information Services,” “Data and Analytics” and “Employer, Legal and Marketing” below.

Business and Information Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$229,602	$227,666	$1,936	0.9%	$673,758	$686,051	$(12,293)	-1.8%
External cost of revenues	82,762	79,942	2,820	3.5%	233,734	231,570	2,164	0.9%
Salaries and benefits	52,050	53,866	(1,816)	-3.4%	157,188	157,479	(291)	-0.2%
Other operating expenses	52,022	58,943	(6,921)	-11.7%	159,009	160,295	(1,286)	-0.8%
Depreciation and amortization	5,352	6,601	(1,249)	-18.9%	15,976	18,856	(2,880)	-15.3%
Total operating expenses	192,186	199,352	(7,166)	-3.6%	565,907	568,200	(2,293)	-0.4%
Income from operations	37,416	28,314	9,102	32.1%	107,851	117,851	(10,000)	-8.5%
Total interest (expense), net	175	1,814	(1,639)	-90.4%	217	6,233	(6,016)	-96.5%
Gain (loss) on investment	32	-	32	100.0%	(1,183)	(685)	(498)	72.7%
Income (loss) from continuing
operations before income taxes	$37,623	$30,128	$7,495	24.9%	$106,885	$123,399	$(16,514)	-13.4%
Provision for income taxes	-	-	-	0.0%	-	-	-	0.0%
Income (loss) from continuing before
equity in earnings of affiliates	$37,623	$30,128	$7,495	24.9%	$106,885	$123,399	$(16,514)	-13.4%
Equity in earnings of affiliates	18,304	17,905	399	2.2%	43,568	54,584	(11,016)	-20.2%
Income from continuing operations	$55,927	$48,033	$7,894	16.4%	$150,453	$177,983	$(27,530)	-15.5%

Income from continuing operations	$55,927	$48,033	$7,894	16.4%	$150,453	$177,983	$(27,530)	-15.5%
Depreciation and amortization	5,352	6,601	(1,249)	-18.9%	15,976	18,856	(2,880)	-15.3%
Total interest, net	(175)	(1,814)	1,639	-90.4%	(217)	(6,233)	6,016	-96.5%
EBITDA	$61,104	$52,820	$8,284	15.7%	$166,212	$190,606	$(24,394)	-12.8%

Operating revenues for the business and information services segment were $229.6 million and $673.8 million for the three and nine months ended September 30, 2010, respectively, representing an increase of $1.9 million, or 0.9%, and a decrease of $12.3 million, or 1.8%, when compared with the respective periods of the prior year. Prior year acquisition activity contributed revenues of $21.2 million in the first nine months of 2010.

Operating revenues for the mortgage origination group totaled $119.5 million and $348.2 million for the three and nine months ended September 30, 2010, respectively, representing decreases of $0.3 million (0.2%) and $23.8 million (6.4%) over the three and nine months ended September 30, 2009.  Prior year acquisition activity generated $21.2 million of revenue in the first nine months of 2010.  The revenues were essentially flat quarter over quarter primarily due to higher origination (including application volumes) activity leading to increased revenues at flood and appraisal services, and increased penetration of flood services and spatial data solutions in the insurance and other sectors offset by the impact of market consolidation of several of our key customers. The reduction in operating revenues in the nine months ended September 30, 2010 relative to the same period in the prior year was primarily the result of a decline in flood certification, appraisal and tax servicing volumes.  The reductions were due to an estimated 22% decline in mortgage originations in 2010 relative to 2009, declines in flood certifications due to the impact of consolidation of a client by a large flood services originator (partially offset by increased sales to the insurance and other industries) and a decline in appraisal volumes due to market consolidations and increased internal capacity at one of our major customers; the appraisal decreases were offset by several customer wins.  The current three and nine month revenues also were impacted by a 20% decrease in loans under tax service contract that are under a periodic billing model.

Operating revenues for the default and technology services group totaled $110.1 million and $325.6 million for the three and nine months ended September 30, 2010, respectively, representing increases of $2.2 million (2.0%) and $11.5 million (3.7%) relative to the three and nine months ended September 30, 2009, respectively.  Increased revenues were driven by pricing improvements, and continued improvement in market conditions as it relates to default-related valuation products, increases due to improved market conditions and some market share gains were offset by declines driven by a shift in volume by two of our major clients, and a decision not to retain some lower margin business.  Revenues for this group were also impacted by decreases at our second lien outsourcing business as a result of lower volumes of loans in that servicing portfolio.

Business and information services external cost of revenues were $82.8 million and $233.7 million for the three and nine months ended September 30, 2010, respectively, increases of $2.8 million (3.5%), over the three months ended September 30, 2009 and $2.2 million (0.9%), over the nine months ended September 30, 2009.  Prior year acquisition activity contributed external cost of revenues of $13.2 million in the first nine months of 2010.

External cost of revenues for the mortgage origination services group were $25.6 million and $73.6 million for the three and nine months ended September 30, 2010, respectively, an increase of $0.4 million (1.4%) relative to the three months ended September 30, 2009 and a decrease of $2.1 million (2.7%) relative to the nine months ended September 30, 2009.  Prior year acquisition activity generated $13.2 million of external cost of revenues in the first nine months of 2010. The change in the external cost of revenues for both periods is principally reflective of the change in the appraisal services volumes as well as improved pricing on these services.

External cost of revenues for the default and technology services group were $57.1 million and $160.1 million for the three and nine months ended September 30, 2010, respectively, an increase of $2.5 million (4.5%) relative to the three months ended September 30, 2009 and an increase of $4.2 million (2.7%) over the nine months ended September 30, 2009.  The increase in the current three-month period was primarily due to the 6.7% increase in revenues at the field service operations (net of the impact of improvements in such costs due to improved pricing for the services) partially offset by decreases in default-related valuations and other businesses.  The increase in the nine months ended September 30, 2010 relative to the prior year was attributed to increases in external cost of revenues related to other default-related businesses, partially offset by declines at the field service operations due to improved pricing for the services and a decrease in default-related valuation volumes.

Salaries and benefits for the business and information services segment were $52.1 million and $157.2 million for the three and nine months ended September 30, 2010, respectively, a decrease of $1.8 million (3.4%), relative to the three months ended September 30, 2009 and a decrease of $0.3 million (0.2%), from the nine-months ended September 30, 2009.  Prior year acquisition activity accounted for $3.0 million of salaries and benefits expense for the nine months ended September 30, 2010.  Salaries and benefits for the mortgage origination services group were $37.5 million and $116.1 million for the three and nine months ended September 30, 2010, respectively, representing a decrease of 4.9% and an increase of 2.0% over the three and nine months ended September 30, 2009, respectively.  Prior year acquisition activity accounted for $3.0 million of the increase in the expense in the first nine months of 2010 relative to the first nine months of 2009.  Additionally, severance included in salaries and other personnel expense for the three and nine months ended September 30, 2010 totaled $1.0 million and $1.4 million, respectively.  The overall net decrease in the third quarter is attributable to lower personnel costs at certain businesses attributable to volume changes and overall efficiency improvements.  For the default and technology solutions group, salaries and benefits totaled $14.6 million and $41.1 million for the three and nine months ended September 30, 2010, respectively, representing an increase of $0.1 million (0.9%) and a decrease of $2.6 million (5.9%) over the three and nine months ended September 30, 2009, respectively.  Although the third quarter was relatively flat compared to the same three-month period in 2009, the nine-month period decreases were predominantly due to a 5% decrease in domestic headcount due to continued off-shoring and other cost containment initiatives.

Business and information services other operating expenses were $52.0 million and $159.0 million for the three and nine months ended September 30, 2010, respectively, a decrease of $6.9 million (11.7%) relative to the quarter ended September 30, 2009 and decrease of $1.3 million (0.8%) when compared with the nine-month period of the prior year.  Prior year acquisition activity accounted for $3.7 million in the first nine months of 2010 relative to the first nine months of 2009.  For the three and nine months ended September 30, 2010, the mortgage origination services group had a decrease in other operating expenses of $3.9 million (10.2%) and an increase of $1.3 million (1.3%) compared to prior periods.  Prior year acquisition activity accounted for $3.7 million for the nine months ended September 30, 2010. The decrease in the three-month period is due primarily to lower levels of loss experience at the tax service operation and lower costs due to efficiency improvements, partially offset by higher costs for increased usage of off-shore services.   As it relates to the default and technology services group, other operating expenses of $17.9 million and $58.1 million for the three- and nine-month periods ended September 30, 2010, respectively, were down 14.6% and 4.3% relative to the same periods in the prior year.  The decrease in 2010 is primarily due to margin and efficiency improvement initiatives.

Depreciation and amortization expense is not a meaningful balance for the business information services group.

Gain on investments and other income, and equity in earnings of affiliates for the business and information services segment were $18.3 million and $42.4 million for the three and nine months ended September 30, 2010, respectively, up $0.4 million (2.4%) and down $11.5 million (21.4%) relative to the three months and nine months ended September 30, 2009.   The mortgage origination services group had an increase in earnings of affiliates and gain on investments of $0.4 million (2.4%) and a decrease of $11.6 million (21.8%) in the three and nine months ended September 30, 2010, respectively. The decrease in the nine-month period is related to decreased profits from the group’s national joint ventures, which was primarily driven by the decline in mortgage originations, as well as a $1.5 million loss associated with the closing of one of the national joint ventures and a change in the mix of products sold.   Equity in earnings of affiliates and gain on investments is not a meaningful balance for the default and technology services group.

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

Data and Analytics

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$183,440	$166,909	$16,531	9.9%	$532,517	$520,205	$12,312	2.4%
External cost of revenues	42,422	35,367	7,055	19.9%	123,577	110,584	12,993	11.7%
Salaries and benefits	53,128	53,862	(734)	-1.4%	159,184	159,394	(210)	-0.1%
Other operating expenses	35,699	32,391	3,308	10.2%	106,489	94,611	11,878	12.6%
Depreciation and amortization	13,386	14,065	(679)	-4.8%	40,080	39,891	189	0.5%
Total operating expenses	144,635	135,685	8,950	6.6%	429,330	404,480	24,850	6.1%
Income from operations	38,805	31,224	7,581	24.3%	103,187	115,725	(12,538)	-10.8%
Total interest (expense), net	(46)	(576)	530	-92.0%	(909)	(1,960)	1,051	-53.6%
Gain (loss) on investment	(382)	1,274	(1,656)	-130.0%	370	3,067	(2,697)	-87.9%
Income (loss) from continuing
operations before income taxes	$38,377	$31,922	$6,455	20.2%	$102,648	$116,832	$(14,184)	-12.1%
Provision for income taxes	-	-	-	0.0%	-	-	-	0.0%
Income (loss) from continuing before
equity in earnings of affiliates	$38,377	$31,922	$6,455	20.2%	$102,648	$116,832	$(14,184)	-12.1%
Equity in earnings of affiliates	4,068	2,552	1,516	59.4%	5,823	7,119	(1,296)	-18.2%
Income from continuing operations	$42,445	$34,474	$7,971	23.1%	$108,471	$123,951	$(15,480)	-12.5%

Income from continuing operations	$42,445	$34,474	$7,971	23.1%	$108,471	$123,951	$(15,480)	-12.5%
Depreciation and amortization	13,386	14,065	(679)	-4.8%	40,080	39,891	189	0.5%
Total interest, net	46	576	(530)	-92.0%	909	1,960	(1,051)	-53.6%
EBITDA	$55,877	$49,115	$6,762	13.8%	$149,460	$165,802	$(16,342)	-9.9%

Operating revenues for the data and analytics segment were $183.4 million and $532.5 million for the three and nine months ended September 30, 2010, respectively, an increase of $16.5 million (9.9%), and an increase of $12.3 million (2.4%), when compared with the respective periods of the prior year.

Operating revenues for the risk and fraud analytics group totaled $101.3 million and $296.7 million for the three and nine months ended September 30, 2010, an increase of $5.9 million (6.1%) over the three months ended September 30, 2009, and an increase of $4.6 million (1.6%) over the nine months ended September 30, 2009.  The current three-month period benefited from increased sales of existing product lines due to market acceptance and demand, growth in recently introduced mortgage fraud analytics products, and 17.4% growth in our services revenues that are primarily related to risk management activities.  The current nine-month period revenues benefited from the growth of new and existing product lines (including mortgage fraud products) which were partially offset by a decrease in legacy product lines that are at the end of their product lifecycles and a decline of 4.7% in licensing revenues driven by lower demand and higher customer cancellations as a result of market conditions.

Operating revenues for the specialty finance solutions group totaled $82.2 million and $235.8 million for the three and nine months ended September 30, 2010, respectively, representing increases of $10.7 million (14.9%) and $7.7 million (3.4%) over the three and nine months ended September 30, 2009, respectively.  The quarter-over-prior–year-quarter increases were predominantly due to the higher membership services volumes as a result of increased business from a key client, higher credit and income verification volumes due to an increase in mortgage activity, and increased risk management activity by servicers, offset by a decrease in the volume of auto credit orders when compared to the same period in the prior year which benefited from government incentive programs.  The current nine-month period revenues were driven predominantly from higher revenues from the membership services business, which was partially offset by lower credit orders in both the auto and lender market as compared to the same period in the prior year.

Data and analytics external cost of revenues were $42.4 million and $123.6 million for the three and nine months ended September 30, 2010, respectively, representing increases of $7.1 million, (19.9%,) and $13.0 million, (11.7%), when compared to the respective periods of the prior year. External cost of revenues for the risk and fraud analytics group were $8.4 million and $26.4 million for the three and nine months ended September 30, 2010, a decrease of $0.7 million for both the three and nine months ended September 30, 2010 relative to the same periods in 2009.   The decrease in the quarter ended September 30, 2010 is primarily due to a change in the product mix in the current year’s quarter to products that have lower associated royalty payments.  External cost of revenues for the specialty finance solutions group totaled $34.0 million and $97.2 million for the three and nine months ended September 30, 2010, respectively, representing increases of $7.8 million (29.5%) and $13.7 million (16.4%) over the three and nine months ended September 30, 2009, respectively.  The increases were predominantly the result of increased revenues in the group partially offset by a decrease in external cost of revenues for the three and nine months ended September 30, 2010, respectively, associated with mortgage and automobile credit orders due to the reduction in volumes relative to 2009.

Salaries and benefits for the data and analytics segment were $53.1 million and $159.2 million for the three and nine months ended September 30, 2010, respectively, representing decreases of $0.7 million, (1.4%), and $0.2 million, (0.1%), respectively, when compared to the three and nine months ended September 30, 2009. Salaries and benefits for the risk and fraud analytics group were $35.1 million and $105.2 million for the three and nine months ended September 30, 2010, respectively, an increase of 1.9% and 3.0% over the three and nine months ended September 30, 2009.  The three-month and nine-month periods compared to the prior year reflects an increase due to additional headcount attributed to new product development, partially offset by lower selling expenses for the year.  For the specialty financial solutions group, salaries and benefits totaled $18.0 million and $54.0 million for the three and nine months ended September 30, 2010, respectively, representing decreases of $1.4 million (7.1%) and $3.3 million (5.7%) over the three and nine months ended September 30, 2009, respectively.  The decreases were predominantly due to a 9% decrease in domestic headcount at the credit solutions businesses due to lower volumes relative to the prior year partially offset by increased severance expense of $0.2 million and $0.8 million over the three and nine months September 30, 2010, respectively.

Data and analytics other operating expenses were $35.7 million and $106.5 million for the three and nine months ended September 30, 2010, respectively, representing increases of $3.3 million (10.2%) for the current three-month period and $11.9 million (12.6%) for the current nine-month period when compared with the same periods of the prior year. Prior year acquisition activity contributed $3.1 million in the nine months ended September 30, 2010.  The risk and fraud analytics group had other operating expenses of $24.6 million for the three months ended September 30, 2010, an increase of $1.7 million (7.4%) over the prior year period, and $72.4 million for the nine months ended September 30, 2010, an increase of $9.0 million (14.2%) over the prior year period.  The overall increase was driven by higher levels of outside services attributed to ongoing litigation, higher off-shoring costs as we move more of our development and operations overseas, and increased costs associated with higher rebranding and product costs at certain businesses.  As it relates to the specialty finance solutions group, other operating expenses were $11.1 million and $34.1 million for the three-and nine-month periods ended September 30, 2010, respectively, representing increases of $1.6 million, (17.0%), for the current three-month period and $2.9 million, (9.2%), for the current nine-month period when compared with the same periods in the prior year.

Depreciation and amortization expense for the data and analytics segment decreased $0.7 million (4.8%) and increased $0.2 million (0.5%) for the three and nine months ended September 30, 2010, respectively, when compared with the same periods of the prior year.  Depreciation and amortization related to the risk and fraud analytics group decreased $0.6 million (5.3%) and increased $0.9 million (2.8%) for the three- and nine-month periods ended September 30, 2010, respectively, when compared with the same periods of the prior year due to changes in amortization related to capitalized data, software and acquisition-related intangibles.  The specialty finance group had decreases of $0.1 million and $0.7 million in the three and nine months ended September 30, 2010, respectively, due to reductions in acquisition-related amortization within the multiple listing services business.

Gain on investments and other income, and equity in earnings of affiliates for the data and analytics segment were $3.7 million and $6.2 million for the three and nine months ended September 30, 2010, respectively, a decrease of $0.1 million (3.7%,) relative to the three months ended September 30, 2009 and $4.0 million (39.2%) relative to the nine months ended September 30, 2009.  At the risk and fraud analytics group, an increase in the equity in earnings of affiliates in the three months ended September 30, 2010 was related to better-than-prior-year performance of two minority investments. This was partially offset by a $2.0 million decrease in gain on investments primarily related to a sale of securities in the third quarter of 2009.  For the nine-month period ended September 30, 2010, the increase was related to higher equity in the earnings of affiliates due to improved financial performance of the affiliates.  This gain was partially offset by decreases in gains related to investment sales and by a one-time gain recognized in 2009 due to the acquisition of the remaining ownership of a previously unconsolidated equity method investee.  Within the specialty finance group, equity in earnings of affiliates and gain on investments totaled $1.9 million and $2.6 million for the three and nine months ended September 30, 2010, relative to $1.4 million and $5.9 million for the three and nine months ended September 30, 2009, respectively.  The decrease was due to lower profitability in 2010 at our credit-related investment in affiliates.

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

Employer, Legal and Marketing Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$77,857	$69,666	$8,191	11.8%	$204,967	$240,789	$(35,822)	-14.9%
External cost of revenues	24,674	24,280	394	1.6%	66,558	102,795	(36,237)	-35.3%
Salaries and benefits	26,510	24,355	2,155	8.8%	74,957	74,953	4	0.0%
Other operating expenses	15,863	10,483	5,380	51.3%	46,593	37,160	9,433	25.4%
Impairment loss	174,000	-	174,000	0.0%	174,000	-	174,000	0.0%
Depreciation and amortization	5,688	6,044	(356)	-5.9%	17,431	17,875	(444)	-2.5%
Total operating expenses	246,735	65,162	181,573	278.6%	379,539	232,783	146,756	63.0%
Income from operations	(168,878)	4,504	(173,382)	-3849.5%	(174,572)	8,006	(182,578)	-2280.5%
Total interest (expense), net	43	156	(113)	-72.4%	86	104	(18)	-17.3%
Gain (loss) on investment	(1,625)	-	(1,625)	100.0%	(1,965)	-	(1,965)	100.0%
(Loss) income from continuing
operations before income taxes	$(170,460)	$4,660	$(175,120)	-3757.9%	$(176,451)	$8,110	$(184,561)	-2275.7%
Provision for income taxes	-	-	-	0.0%	-	-	-	0.0%
Income (loss) from continuing before
equity in earnings of affiliates	$(170,460)	$4,660	$(175,120)	-3757.9%	$(176,451)	$8,110	$(184,561)	-2275.7%
Equity in earnings of affiliates	(78)	-	(78)	0.0%	(278)	-	(278)	0.0%
Income from continuing operations	$(170,538)	$4,660	$(175,198)	-3759.6%	$(176,729)	$8,110	$(184,839)	-2279.1%

Income from continuing operations	$(170,538)	$4,660	$(175,198)	-3759.6%	$(176,729)	$8,110	$(184,839)	-2279.1%
Depreciation and amortization	5,688	6,044	(356)	-5.9%	17,431	17,875	(444)	-2.5%
Impairment loss	174,000	-	174,000	0.0%	174,000	-	174,000	0.0%
Total interest, net	(43)	(156)	113	-72.4%	(86)	(104)	18	-17.3%
EBITDA	$9,107	$10,548	$(1,441)	-13.7%	$14,616	$25,881	$(11,265)	-43.5%

Operating revenues for the employer, legal and marketing services segment were $77.9 million and $205.0 million for the three and nine months ended September 30, 2010, respectively, representing an increase of $8.2 million, (11.8%), and a decrease of $35.8 million, (14.9%), when compared with the respective periods of the prior year. Operating revenues for the employer services group were $54.6 million and $145.6 million for the three and nine months ended September 30, 2010, respectively, representing increases of $10.5 million (23.8%) and $19.0 million (15.0%) primarily due to improved hiring conditions in overseas and U.S. markets in the third quarter of 2010.  The legal services group generated operating revenues of $10.4 million and $26.1 million in the three and nine months ended September 30, 2010, respectively, an increase of 2.9% and a decrease of 16.3% over the same periods in 2009.  In the third quarter of 2010, there was a noticeable increase in the legal business and background screening activity related to hedge fund managers, but the nine-month period is lower compared to the same period in the prior year due to domestic and international levels of large-scale investigation projects in 2009 that have not recurred in 2010.  Lastly, operating revenues from our marketing services group were $12.9 million and $33.3 million for the three and nine months ended September 30, 2010, respectively, down 16.9% and 59.9% over the same periods in the prior year.  The declines in revenues from this group were related to overall lower levels of lead generation activity, primarily due to a decline in demand marketing services for a health and wellness product and stricter changes in the credit card processing rules.

The employer, legal and marketing services segment had external cost of revenues of $24.7 million and $66.6 million for the three and nine months ended September 30, 2010, respectively, representing an increase of $0.4 million, (1.6%), and a decrease of $36.2 million, (35.3%), relative to the three and nine months ended September 30, 2009, respectively.  External cost of revenues for the employer services group were $15.0 million and $39.9 million for the three and nine months ended September 30, 2010, respectively, representing increases of 23.3% and 14.4% relative to the same periods in the prior year.  The marketing services group had external cost of revenues of $9.3 million and $25.3 million for the three and nine months ended September 30, 2010, decreases of 20.1% and 61.9% relative to the comparable periods in 2009.  The movement in external cost of revenues for both groups was consistent with the movement in operating revenues for those groups.  External cost of revenues is not a meaningful expense for the legal services group.

Salaries and benefits for the employer, legal and marketing services segment were $26.5 million and $75.0 million for the three and nine months ended September 30, 2010, respectively, an increase of $2.2 million, (8.8%), for the three months ended September 30, 2010 and flat compared to the nine months ended September 30, 2010, when compared with the respective periods of the prior year. The employer services group had salaries and benefits of $19.9 million and $56.2 million, increases of 15.7% and 6.9%, respectively, compared to the same periods in 2009 due to the increased levels of volumes domestically and abroad.  Legal services had salaries and benefits of $4.9 million and $14.1 million, in the three and nine months ended September 30, 2010, respectively, representing decreases of 7.2% and 17.0%, respectively, compared to the same periods in 2009 due to the reductions in headcount resulting from lower levels of volume within the group.  Salaries and benefits expense is not a meaningful expense for the marketing services group.

Employer, legal and marketing services had other operating expenses of $15.9 million and $46.6 million for the three and nine months ended September 30, 2010, respectively, representing an increase of $5.4 million (51.3%), for the three months ended September 30, 2009 and $9.4 million (25.4%), for the nine months ended September 30, 2009.  Employer services had other operating expenses of $12.8 million and $37.5 million for the three- and nine-month periods ended September 30, 2010, respectively, increases of 71.5% and 68.4% relative to the prior year due to the increased level of business activity (including higher levels of temporary labor).  The nine-month period also included a one-time expense related to prior period’s sales taxes totaling $4.8 million.  Other operating expenses for the legal services group were $1.4 million and $5.4 million for the current three- and nine-month periods, representing a decrease of $0.8 million (34.8%) and $2.4 million (30.9%) for the three- and nine-month periods ended September 30, 2009, respectively.  The marketing services business had other operating expenses of $1.7 million and $3.6 million, in the three and nine months ended September 30, 2010, respectively, representing an increase of $0.8 million and a decrease of $3.4 million compared to the three- and nine-month periods in the prior year, respectively.  The change is primarily reflective of the improved level of bad debt that was recorded for the respective periods primarily related to marketing service in the prior year.

On August 5, 2010, we announced our intent to pursue the sale of our employer and legal services businesses.  As part of the process of marketing the sale of these businesses, following the announcement, we updated our long-term projections for these businesses and obtained indicative fair market values from potential acquirers.  Although we have not yet committed to a sale of the businesses, the level of indicative values is below the net book value of the businesses being marketed, which prompted an interim goodwill impairment assessment of the two reporting units during the preparation of our financial statements for the three and nine months ended September 30, 2010.    We have concluded that based on the level of indicative fair market values and the lower anticipated future profitability of these businesses, the fair value of the businesses as determined did not support the recorded goodwill of the employer services reporting unit and legal services reporting unit and therefore that the goodwill was impaired as of September 30, 2010.  Accordingly, we recorded an impairment charge of $174.0 million for the three and nine months ended September 30, 2010.  We also evaluated the long-lived assets of these businesses for impairment at September 30, 2010, and based on this assessment, we determined that there was no impairment.

Corporate and Eliminations

(in thousands, except percentages)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenue	$(6,595)	$5,555	$(12,150)	-218.7%	$(10,414)	$7,867	$(18,281)	-232.4%
External cost of revenues	768	335	433	129.3%	5,847	1,741	4,106	235.8%
Salaries and benefits	39,950	34,499	5,451	15.8%	123,712	127,299	(3,587)	-2.8%
Other operating expenses	(29,608)	(13,892)	(15,716)	113.1%	(50,296)	(54,509)	4,213	-7.7%
Depreciation and amortization	5,891	18,269	(12,378)	-67.8%	19,194	32,702	(13,508)	-41.3%
Total operating expenses	17,001	39,211	(22,210)	-56.6%	98,457	107,233	(8,776)	-8.2%
Income from operations	(23,596)	(33,656)	10,060	-29.9%	(108,871)	(99,366)	(9,505)	9.6%
Total interest (expense), net	(7,602)	(8,221)	619	-7.5%	(21,636)	(26,324)	4,688	-17.8%
Gain (loss) on investment	2,422	(1,428)	3,850	-269.6%	154	(2,393)	2,547	-106.4%
Income (loss) from continuing
operations before income taxes	$(28,776)	$(43,305)	$14,529	-33.6%	$(130,353)	$(128,083)	$(2,270)	1.8%
Provision for income taxes	(26,764)	3,832	(30,596)	-798.4%	(13,477)	38,314	(51,791)	-135.2%
Income (loss) from continuing before
equity in earnings of affiliates	$(2,012)	$(47,137)	$45,125	-95.7%	$(116,876)	$(166,397)	$49,521	-29.8%
Equity in earnings of affiliates	(8,865)	(8,456)	(409)	4.8%	(19,798)	(22,397)	2,599	-11.6%
Income from continuing operations	$(10,877)	$(55,593)	$44,716	-80.4%	$(136,674)	$(188,794)	$52,120	-27.6%

Income from continuing operations	$(28,776)	$(43,305)	$14,529	-33.6%	$(130,353)	$(128,083)	$(2,270)	1.8%
Depreciation and amortization	5,891	18,269	(12,378)	-67.8%	19,194	32,702	(13,508)	-41.3%
Total interest, net	7,602	8,221	(619)	-7.5%	21,636	26,324	(4,688)	-17.8%
EBITDA	$(15,283)	$(16,815)	$1,532	-9.1%	$(89,523)	$(69,057)	$(20,466)	29.6%

Operating revenues for the corporate segment were ($6.6) million and ($10.4) million for the three and nine months ended September 30, 2010, respectively, representing a decrease of $12.1 million and $18.3 million when compared with the respective periods of the prior year.  The decrease primarily relates to reduced off-shoring services to FAFC subsequent to a demerger of our Indian operations prior to the Separation.

Corporate salaries and benefits totaled $40.0 million and $123.7 million for the three and nine months ended September 30, 2010, respectively.   This is an increase of $5.5 million (15.8%) and a decrease of $3.6 million (2.8%) for the three and nine months ended September 30, 2010, respectively, when compared with the respective periods of the prior year.  The increase in the three-month period was primarily related to incremental gains on deferred compensation plan assets and increased bonus expense over the same quarter of the prior year   The decrease in the nine-month period was primarily due to the movement of corporate personnel to FAFC in connection with the Separation, partially offset by severance totaling $0.4 million and $1.8 million in the three and nine months ended September 30, 2010.

Corporate had other operating expenses of ($29.6) million and ($50.3) million for the three and nine months ended September 30, 2010, respectively, representing a decrease of $15.7 million and an increase of $4.2 million when compared with the respective periods of the prior year.  The decrease for the three-month period primarily relates to reduced off-shoring services to FAFC subsequent to a demerger of our Indian operations prior to the Separation.   The increase in the nine-month period was primarily due to incremental professional fees and services associated with the FAFC Separation in the amount of $33.1 million offset by the reduced off-shoring services to FAFC subsequent to a demerger of our Indian operations prior to the Separation.

Depreciation and amortization expense decreased $12.4 million and $13.5 million for the three and nine months ended September 30, 2010, respectively, primarily related to a write-off of corporate software in 2009.

Net interest expense was $7.6 million and $21.6 million for the three and nine months ended September 30, 2010, respectively, a decrease of $0.6 million (7.5%) and $4.7 million (17.8%) when compared to the three and nine months ended September 30, 2009.   For the three months ended September 30, 2010 relative to the same period of the prior year, the decrease in net interest expense is primarily due to an increase in interest income on marketable securities offset by a higher average outstanding debt balance during the period.  For the nine months ended September 30, 2010 relative to the same period of the prior year, the decrease is primarily due to an increase in interest income on marketable securities and lower average outstanding debt balances.

Eliminations represent revenues and related expenses associated with sales of services and products between subsidiaries of the Company, as well as interest expense and related interest income associated with intercompany notes which are eliminated in the condensed consolidated financial statements.

INCOME TAXES

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 17.6% and (12.5%) for the three and nine months ended September 30, 2010, respectively, and 27.3% and 34.7%, respectively, for the same periods of the prior year. The change in the effective rate is primarily attributable to the tax effect of the impairment of goodwill related to the employer services and legal services reporting units and to non-deductible transaction costs incurred in connection with the Separation.  Income taxes included in equity in earnings of affiliates was $9.0 million and $19.5 million for the three and nine months ended September 30, 2010, respectively, and $8.0 million and $26.2 million, respectively, for the same periods of the prior year.

A large portion of our income attributable to noncontrolling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

As of September 30, 2010, we have a net deferred tax liability in the amount of $62.5 million and at December 31, 2009 we had a net deferred tax asset in the amount of $13.2 million. The net change is attributable to the Separation, which occurred on June 1, 2010 and the tax effect of the impairment of goodwill related to the employer services and legal services reporting units. Our deferred tax balances at September 30, 2010 relate primarily to deferred revenue and basis differences in tangible and intangible assets.

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

NET INCOME FROM CONTINUING OPERATIONS AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net loss from continuing operations was $83.0 million and $54.5 million for the three and nine months ended September 30, 2010, respectively. Net income from continuing operations was $31.6 million and $121.3 million for the three and nine months ended September 30, 2009. Net loss attributable to CoreLogic for the three and nine months ended September 30, 2010, was $93.4 million, or $0.80 per diluted share and $39.6 million, or $0.36 per diluted share, respectively. Net income attributable to CoreLogic for the three months ended September 30, 2009, was $55.4 million, or $0.59 per diluted share and net income attributable CoreLogic for the nine months ended September 30, 2009, was $161.7 million, or $1.72 per diluted share. Net income attributable to noncontrolling interests was $10.4 million and $28.6 million for the three and nine months ended September 30, 2010, respectively. Net income attributable to noncontrolling interests was $13.8 million and $49.2 million for the three and nine months ended September 30, 2009, respectively.  The net impact of errors related to out-of-period expenses recorded in the nine-month periods ended September 30, 2010 totaled incremental expenses $4.5 million, or $0.04 per diluted share.  In the nine months ended September 30, 2009, we corrected the misallocation of the provision for income taxes between continuing and discontinued operations that occurred in the three months ended June 30, 2009.  This correction resulted in the provision for income taxes for continuing operations increasing by $6.1 million or $0.06 per diluted share, for the three and six months ended June 30, 2009, with an offsetting impact to income from discontinued operations, net of tax.  Additionally, as of September 30, 2010, we correctly classified our benefit-related liabilities as non-current, and although not material, revised the December 31, 2009 balance sheet to conform to the current presentation.  The impact of these errors has been evaluated relative to the current and prior periods, individually and in the aggregate, and the impact is not considered material.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $206.0 million in the nine months ended September 30, 2010 and increased $160.8 million in the nine months ended September 30, 2009. The decrease for the current-year period was due primarily to purchases of redeemable non-controlling interests, cash used in operations by discontinued operations, capital expenditures, increases in restricted cash and repayment of debt. The uses were partly offset by positive cash flow from operations (which were negatively impacted by legacy FAC corporate costs and tax impacts of the Separation) and net cash from investments.  The increase for the prior-year period was due primarily to cash generated by operations for the year to date, purchases of investment securities, cash paid for acquisitions and capital expenditures.

Due to our liquid-asset position and our ability to generate cash flows from operations, management believes that our resources are sufficient to satisfy our anticipated operational cash requirements, debt service and other contractual obligations (including acquisition-related commitments) through the next twelve months.

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in First American CoreLogic Holdings, Inc. (“FACL”). On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding shares of FACL) in exchange for a cash payment of $72.0 million, and agreed to acquire the remaining half of the noncontrolling interests in February 2011 in exchange for additional consideration of $72.0 million.  The form of the additional consideration will either be common stock of CoreLogic, cash or a combination of stock and cash. The determination of the consideration is dictated by the occurrence of certain conditions, one of which was the consummation of the Separation. If all the conditions are met, the consideration will be common stock of CoreLogic subject to specified anti-dilution provisions.  The remaining $72.0 million of the noncontrolling interests related to FACL is classified as mandatorily redeemable noncontrolling interests in the liability section of our Condensed Consolidated Balance Sheet.

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the First American Real Estate Solutions, LLC (“FARES”) joint venture.  We are required to pay the $314 million purchase price on December 31, 2010.  This balance is included as mandatory redeemable noncontrolling interest in the liability section of our Condensed Consolidated Balance Sheet at September 30, 2010.  We are required to make profit distributions ($4.2 million per quarter), management fee distributions ($0.5 million per quarter) and tax distributions (based on profitability of FARES) in 2010, up to the closing date.

Subsequent to September 30, 2010, we acquired an incremental 60% of the equity of RealtyBid International, LLC, a leading on-line real estate owned auction site, for approximately $11.4 million in cash.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan.

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

The Credit Agreement consists of a $350.0 million six-year term loan facility, expiring April 12, 2016, and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full as of the closing date and the proceeds were used to settle the cash tender offers discussed below, as well as to pay down amounts owed on the revolving credit facility. The revolving loan commitments are scheduled to terminate on July 11, 2012. The Credit Agreement provides for the ability to increase the term loan facility provided that the total credit exposure under the Credit Agreement does not exceed $1.05 billion in the aggregate.

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

The term loan is subject to mandatory repayment, commencing September 30, 2010, and continuing on each three- month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to prepayment from (i) the net proceeds (as defined in the Credit Agreement) of certain debt incurred or issued by any Loan Party, (ii) a percentage of excess cash flow (as defined in the Credit Agreement)) (unless our leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any Loan Party from certain assets sales and recovery events.

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

The Applicable Rate varies depending upon our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum is 3.25%. As of September 30, 2010, the effective rate for the term loans was 4.75%.

In October 2010, we entered into interest rate swap agreements with various counterparties to remove the interest rate floor and convert the variable rate borrowings on our $350.0 million term loan facility to a fixed rate.  The weighted average fixed rate on the swaps is 2.42%. At September 30, 2010, there was $349.1 million outstanding on the term loan facility.

The Credit Agreement include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default, customary for financings of this type.

At September 30, 2010, we had available lines of credit of $500.0 million, and were in compliance with the financial covenants of our loan agreements. We believe that our financial resources will be sufficient to meet our operating cash needs and known obligations related to mandatorily redeemable noncontrolling interests through the next twelve months.

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

The tender offers expired on May 12, 2010. As of September 30, 2010, the holders of 99.2% of the 5.7% senior notes of the Company due 2014, the holders of 65.2 % of the 8.5% capital securities of First American Capital Trust I due 2012, the holders of 40.35% of the 7.55% senior debentures due 2028 and the holders of 48.5% of the PREFERRED PLUS 7.55% trust certificates tendered their senior notes and capital securities to the Company.

Consent fees in connection with the Tender offer totaling $2.7 million are included in other operating expenses for the nine months ended September 30, 2010.

Contractual Obligations

The following is a schedule of long-term contractual commitments, as of September 30, 2010, over the periods in which they are expected to be paid:

	Remainder of
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$16,242	$52,823	$42,893	$28,327	$19,802	$38,933	$199,020
Mandatorily redeemable noncontrolling interests (1)	313,847	72,000	-	-	-	-	385,847
Distributions to Experian	4,693	-	-	-	-	-	4,693
Long-term debt	9,721	34,175	67,943	9,182	7,568	402,350	530,939
Interest payments related to debt (2)	11,184	26,936	23,017	21,202	20,982	84,406	187,727
Total (3)	$355,687	$185,934	$133,853	$58,711	$48,352	$525,689	$1,308,226

(1) Mandatorily redeemable noncontrolling interest is payable in stock and cash.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(3) Excludes a net tax liability of $8.9 million related to uncertain tax positions due to uncertainty of payment period.

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

Revenue recognition. Our tax service division in our business information services segment defers the tax service fee on life-of-loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Revenues earned by most of our other products are recognized at the time of delivery, as we have no material ongoing obligation after delivery.

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

Income taxes. We account for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in a tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.  In October 2010, we entered into interest rate swap agreements with various counterparties to remove the interest rate floor and convert the variable rate borrowings on our $350.0 million term loan facility to a fixed rate.  The weighted average fixed rate on the swaps is 2.42%. At September 30, 2010, there was $349.1 million outstanding on the term loan facility.

We are also subject to equity price risk related to our equity securities portfolio. At September 30, 2010, we had equity securities with a cost of $49.1 million and fair value of $65.5 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 14 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

You should carefully consider the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the other information contained in our Annual Report on Form 10-K, and the risk factor disclosure in our Current Report on Form 8-K filed with the SEC on June 1, 2010, set forth in Item 8.01-Other Events, as updated or modified in subsequent filings. We face risks other than those listed in the Annual Report on Form 10-K and Current Report on Form 8-K, as updated, including those that are unknown and others of which we may be aware but, at present, consider immaterial. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K and our Current Report on Form 8-K filed with the SEC on June 1, 2010, set forth in Item 8.01-Other Events, as updated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2010, we did not issue any unregistered common shares.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our common stock, or 12,933,265 shares to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million.  As a result, we made a cash payment to FAFC of $7.4 million in cash to arrive at the full value of $250.0 million.  FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of our common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to our stock repurchase plan initially approved by the Board of Directors and announced by us on May 18, 2004, which was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. The stock repurchase plan has no expiration date.  Under this plan, we may repurchase up to $800 million of our common stock. During the quarter ended September 30, 2010, we did not repurchase any shares under this plan and cumulatively we have repurchased $439.6 million (including commissions) of our common stock and had the authority to repurchase an additional $360.4 million (including commissions) of our common stock under the plan.  No purchases have been made subsequent to December 31, 2007.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2010				$360,369,939
August 1 to August 31, 2010				$360,369,939
September 1 to September 30, 2010				$360,369,939
Total	-	$-	-	$360,369,939

Item  5.  Other Information.

Michael A. Rasic, Senior Vice President, Finance and Accounting and Principal Accounting Officer of the Company, has informed the Company that he will resign effective April 1, 2011.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Anthony S. Piszel
Anthony S. Piszel
Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2010

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. ✓

✓	Included in this filing
*	Management contract or compensatory plan or arrangement