Form 10-K
period 2010-12-31
CORELOGIC, INC.
filed 2011-03-14
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-13585
__________________

CoreLogic, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 First American Way, Santa Ana, California 92707-5913
(Address of principal executive offices) (Zip Code)

(714) 250-6400
Registrant’s telephone number, including area code
__________________

Securities registered pursuant to Section 12(b) of the Act:

Common	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
__________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $2,052,290,343.

On March 7, 2011, there were 115,652,901shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2011 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

PART I

Item 1. Business

The Company

Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”). On June 1, 2010, we completed a transaction, as more fully described below (the “Separation”) that spun-off our financial services businesses, including our title insurance business, into a new publicly traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”). In connection with the Separation, we transferred ownership of the “First American” name, trademarks and trading symbol “FAF” to FAFC. We then changed our name to CoreLogic, Inc. and our trading symbol to “CLGX.”

We were originally incorporated in California in 1894, and were reincorporated (the “Reincorporation”) in Delaware on June 1, 2010, immediately following the Separation. As used herein, the terms CoreLogic, the Company, we, our and us refer to FAC at all times prior to the Reincorporation, and CoreLogic, Inc., a Delaware corporation, as successor to FAC, at all times subsequent to the Reincorporation. The terms also include our consolidated subsidiaries, except where it is clear that the terms mean only FAC or CoreLogic, Inc. and excludes our subsidiaries. Our executive offices are located at 4 First American Way, Santa Ana, California 92707-5913, our telephone number is (714) 250-6400 and our website is www.corelogic.com.

The Separation

On June 1, 2010, FAC completed the Separation by which it separated into two independent, publicly traded companies through a distribution (the “Distribution”) of all of the outstanding shares of FAFC, to the holders of FAC’s common shares, par value $1.00 per share as of May 26, 2010 (the “Record Date Shareholders”). After the Distribution, FAFC owned the businesses that comprised FAC’s financial services businesses and FAC retained its information solutions businesses.

On May 18, 2010, the shareholders of FAC approved a separate transaction pursuant to which FAC changed its place of incorporation from California to Delaware. The Reincorporation became effective June 1, 2010. To effect the Reincorporation, FAC and CoreLogic, which was a wholly-owned subsidiary of FAC incorporated in Delaware, entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, FAC merged with and into CoreLogic with CoreLogic continuing as the surviving corporation.

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. The Separation and Distribution Agreement also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) as described in Note 10 -Income Taxes, a Restrictive Covenants Agreement (the “Restrictive Covenants Agreement”), and CoreLogic issued a promissory note to FAFC, (the “Promissory Note”) relating to certain pension liabilities.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in FAFC’s operations. As a result of the Separation, we reflect the FAFC businesses in our consolidated financial statements as discontinued operations. The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification. See Note 19 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts outstanding at December 31, 2010.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our issued and outstanding common shares, or 12,933,265 shares. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we paid FAFC $7.4 million to arrive at the full value of $250.0 million. As a condition to the Separation, FAFC is expected to dispose of the shares by June 1, 2015.

Other Corporate Events

On December 30, 2010, we completed the sale of the employer and litigation services businesses of our employer, legal and marketing services segment to Symphony Technology Group for all-cash proceeds of $265.0 million.

In April 2010, we exercised our call option related to Experian Information Solutions, Inc.’s ownership interest in the CoreLogic Real Estate Solutions, LLC (formerly First American Real Estate Solutions, LLC) joint venture. We completed the $313.8 million cash buy-out of the noncontrolling interest on December 31, 2010.

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. (formerly First American CoreLogic Holdings, Inc.). On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in 2011 in exchange for additional consideration of $72.0 million. The remaining $72.0 million of the noncontrolling interests is classified as “mandatorily redeemable noncontrolling interests” in the liabilities section of our consolidated balance sheets. In February 2011, we agreed to pay all of the additional consideration in cash and we closed the transaction.

Overview

We are a leading provider of property, financial and consumer information, analytics and services to mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises. Our data, query, analytical and business outsourcing services help our customers to identify, manage and mitigate credit and interest rate risk. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

We believe that we offer our customers among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, motor vehicle records, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 700 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 145 million records. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Our Data

Our data is the foundation of our products, analytics and services. Our data can generally be categorized as real property information, mortgage information and consumer information and includes the following:

Real Property Information	Mortgage Information	Consumer Information
* Land & Property Characteristic Information	* Recorded Mortgages, Juniors, & Private party	* Multi-Family Resident Screening Information
* Property Ownership Information	Loans w/ detailed mortgage type & purpose	* Landlord/Tenant Court Records
* Property Tax Payment Status & History	* Mortgage Modifications, Assignments & Satisfactions	* Property Rental, Auto & Loan Applications
* Property Sales Information & History	* Preforeclosures & Foreclosures	* Consumer Credit Information & History
* Flood & Hazard Information	* Mortgage Applications	* Under-banked credit payments & history
* Involuntary Liens & Judgments	* Mortgage Servicers: Delinquency, Prepayment &	* Criminal records
* Geo-coded Parcel Maps	Performance Information	* Bankruptcy Records
* Legal Descriptions	* Non Agency MBS/ABS Securities: Delinquency,	* Involuntary Liens and Judgments
* Recorded Document Images	Pre-payment & Performance Information	* SSN & Income Verifications
* MLS Listing Information & History		* Sex Offender Registry
* Consumer Lead Information

We obtain our data from a variety of sources, including data contributed by our customers, data purchased from data aggregators and data gathered from public sources. We generally enter into agreements with our customers that govern our use of the data they contribute. These contractual arrangements often permit our customers to use our solutions which incorporate their data. We structure our agreements with our customers to specify the particular uses of the data they contribute and to provide the levels of data privacy and protection required by the contributing party. Our contributed data includes, loan performance information (from loan servicers, trustees, securitizers, issuers and others), mortgage, auto, property rental and under-banked loan applications from various loan originators, landlords and property owners. We gather property listing and tenant/landlord rental information from Boards’ of Realtors ®, real estate agents, brokers, landlords, and owners of multi-tenant properties. We collect appraisals, broker price opinions and property valuations from appraisers, brokers and real estate agents. We receive consumer credit history information from lenders, auto dealers and other customers.

We also gather a variety of data from public sources, including data and documents from federal, state and local governments. We enhance our public record information with the data we collect from other public and non-public sources to create comprehensive textual and geospatial views of each property within our coverage areas, including physical property characteristics, boundaries and tax values, current and historical ownership, voluntary and involuntary liens, tax assessments and delinquencies, environmental, flood and hazard information, criminal data, local trends, summary statistics and household demographics.

We also purchase or license data from data aggregators under contracts that we believe reflect prevailing market pricing for the data elements purchased. We enter into data purchase agreements which govern the terms of our use of the data. Generally, these agreements have multi-year terms which may or may not automatically renew.

Products and Services

Following the Separation and through the end of 2010 we operated our business in three reporting segments: (1) business and information services, (2) data and analytics and (3) employer, legal and marketing services. On December 30, 2010, we completed the sale of the employer and litigation services businesses of the employer, legal and marketing services segment to Symphony Technology Group. See further discussion under the heading “Employer, Legal and Marketing Services” below. Since the sale, our continuing operations are comprised of the remaining two segments. The business and information services and data and analytics segments generated approximately 55% and 43% of our consolidated operating revenue for the year ended December 31, 2010. The following table sets forth the key products and services we offer in each of these two reporting segments.

Reporting Segment	Key Products and Services

Business and Information Services

Mortgage Origination Services	Tax services Flood data services Appraisal services National joint ventures (providing appraisal, credit and other settlement services to loan originators)

Default and Technology Services	Loss mitigation services Real Estate Owned (“REO”) asset management Default technology Claims management Broker price opinions (“BPOs”) Field services (property preservation)

Data and Analytics

Risk and Fraud Analytics	Information and analytics products (including property and mortgage securities information) Tenancy, data and analytics products Under-banked credit services

Specialty Finance Solutions	Credit solutions Realtor solutions (Multiple Listing Services (“MLS”)

We believe that we hold the leading market share position for many of our products and services, including:
•	tax services, based on the number of loans under service;
•	flood zone determinations, based on the number of flood zone certification reports issued;
•	credit reporting services to the United States mortgage lending industry, based on the number of credit reports issued;
•	tri-bureau specialty merged credit reports focusing on mortgage borrowers in the United States, based on the number of credit reports issued;
•	property data services, based on the number of inquiries;
•	automated appraisals, based on the number of reports sold; and
•	MLS, based on the number of active desktops.

Our mortgage origination services, default and technology services and risk and fraud analytics lines of business are our three largest businesses, together accounting for over approximately 79% of our 2010 consolidated operating revenues. We derived approximately 56.0% of our 2010 operating revenues from businesses whose volumes are related to mortgage originations and non-default servicing. Traditionally, the greatest volume of mortgage and real estate activity, particularly residential resale, has occurred in the spring and summer months.

Financial information regarding each of the Company’s business segments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II of this report.

Business and Information Services Segment

Our business and information services segment provides tax monitoring, flood zone certification and monitoring, mortgage default management services, mortgage loan administration and production services, mortgage-related business process outsourcing and property valuation and management services. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies. For the year ended December 31, 2010, this segment generated approximately 55% of our consolidated operating revenue.

The products and services we provide in this segment typically fall into two lines of business – mortgage origination services and default and technology services.

Mortgage Origination Services

We provide loan origination and closing-related services to mortgage originators, including tax services, flood data services and appraisal services. We are also a member in several joint ventures that provide settlement services in connection with residential mortgage loans.

Tax Services. We believe that we are currently the largest provider of property tax services in the United States. We procure and aggregate property tax information from over 20,000 taxing authorities to advise mortgage originators and servicers of the property tax payment status on their loans and to monitor that status for the life of the loans. If a mortgage lender requires tax payments to be impounded on behalf of its borrowers, we can also monitor and oversee the transfer of these funds to the taxing authorities and provide the lender with payment confirmation. Under a typical tax service contract we, on behalf of the mortgage originators and servicers, monitor the real estate taxes owing on properties securing such originators’ and servicers’ mortgage loans for the life of such loans. In general, we indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. We also may indemnify mortgage lenders against losses for any failure to make transfers to taxing authorities.

Flood Data Services. We believe that we are currently the largest provider of flood zone determinations in the United States. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan. We provide flood zone determinations and geospatial data to mortgage lenders and insurance companies. We typically furnish a mortgage originator or servicer with a report as to whether a property lies within a governmentally delineated flood hazard area and then monitor the property for flood hazard status changes for as long as the loan is active.

Appraisal Services. We provide appraisals and other property valuation products to mortgage lenders, real estate agents, investors and other businesses requiring real property valuations. These services generally consist of traditional appraisals, which require physical inspection and human analysis, or hybrid valuation products, which incorporate elements of automated valuation models (“AVMs”), BPOs and traditional appraisals.

National Joint Ventures. We are party to several joint ventures that provide products used in connection with loan originations, including title insurance, appraisal services and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statement of operations.

Default and Technology Services

We provide analytical and outsourcing services primarily relating to defaulting and foreclosed mortgage loans to financial institutions, government and governmental-sponsored enterprises and other companies.

Loss Mitigation Services. We provide software and services that assist mortgage servicers and financial institutions with loss mitigation activities on mortgages in default, primarily related to loan modifications and short sale management. Our loss mitigation services include data augmentation and portfolio analysis, retention campaign management and document preparation and fulfillment. Additionally, we provide flexible staffing models that give our customers the ability to respond more efficiently to fluctuations in delinquency volumes.

REO Asset Management. We provide services to help shorten mortgage servicers’ time-to-market for REO properties, which are designed to optimize returns and mitigate fraud. We cure title issues, determine property tax status, and resolve any homeowners’ association and municipal code violations. We provide property recovery services, including eviction logistics. We value the asset using one or more of our full range of products, including AVMs, BPOs and appraisals. We also offer marketing and closing services. Our automated asset management system is designed to be available 24 hours a day, seven days a week to our customers.

Default Technology. We provide mortgage servicers with a suite of hosted default management servicing applications that enable them to more efficiently manage the default process. Our component-based solution provides modules for loss mitigation, foreclosure, bankruptcy, collateral valuations, property preservation, REO asset management and claims processing. Through a combination of advanced workflow and document management capabilities, vendor transaction management services and heavy integration with our data and analytics products, this platform enables our customers to more effectively manage the default servicing process.

Claims Management. We provide mortgage insurance claims processing and investor billings solutions, including Federal Housing Administration mortgage loan conveyances and claims, Fannie Mae and Freddie Mac billings, Veterans Administration home loan conveyances and claims, conventional mortgage insurance claims and private investor servicing advance billings. Our flexible and scalable claims management solutions help reduce our mortgage servicing customers’ financial exposure, minimize staffing costs, expedite claims processing.

Broker Price Opinions. Through our BPO business, we offer mortgage servicers and investors a cost-saving alternative to traditional appraisals. BPOs validate property information with a visual external inspection by a qualified, licensed local real estate professional – so-called “eyes on the property,” – supplemented by recent sales activity and competitive listing information.

Field Services (Property Preservation). We inspect, preserve, maintain and, where required, register vacant properties with local authorities on behalf of our mortgage servicer customers.

The following table sets forth our revenues for the last three years from our mortgage origination services and default and technology services groups in the business and information services segment:

(in thousands)	2010	2009	2008
Mortgage origination services	$463,020	$494,588	$383,259
Default and technology services	429,043	416,442	367,828
Total segment revenues	$892,063	$911,030	$751,087

Data and Analytics Segment

Our data and analytics segment offers access to data assets including loan information, criminal and eviction records, employment verification, property characteristic information, images of publicly recorded documents relating to real property and information on mortgage-backed securities. We license our data directly to our customers and provide our customers with analytical products and services for risk management, collateral assessment and fraud prediction. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises. For the year ended December 31, 2010, this segment generated approximately 43% of our operating revenue.

The products and services we provide in this segment typically fall into two lines of business – risk and fraud analytics and specialty finance solutions.

Risk and Fraud Analytics

We provide collateral and mortgage data and analytics and real estate and mortgage-backed securities information to commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies and title insurance companies and government-sponsored enterprises. Our risk and fraud analytics group:

•	licenses and analyzes data relating to mortgage-backed securities, loans and real property;
•	offers risk management and collateral assessment analytics;
•	provides database access tools; and
•	provides automated valuation models which use data and sophisticated mathematical models and analytic tools to arrive at a property valuation.

We also provide consumer screening and risk management for the multifamily housing and under-banked credit services industries.

Information and Analytics. We are a leading provider of fraud detection, collateral and mortgage performance analytics and real estate and mortgage-backed securities information. We use our data to link property location and characteristics, real estate transactions, consumer and loan information to provide useful insights and analysis for our customers. Our customers span many industries, including mortgage lending, government, capital markets, consumer-direct, property and casualty insurance, direct marketing, utilities, and retail. Our products and services include:

Property valuation analytics and services. We offer our customers a host of property valuation services in an effort to assist them in assessing their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include, among others, automated valuation models, collateral risk scores, appraisal review services and valuation reconciliation services.

Data and information. We obtain, normalize and aggregate real estate property and loan data and make such data available to our customers with a standard format over the web or in bulk data form. Additionally, using our data and proprietary technology we offer a number of value-added services that help our customers make risk assessments, determine property values and track market performance.

Fraud detection analytics and services. We provide solutions designed to assist our customers in detecting and preventing mortgage fraud and managing risk through a combination of patented predictive analytics and proprietary and contributed data. We also provide verification of applicant income and identity against Internal Revenue Service and Social Security Administration databases as well as provide employment verification services.

Other predictive analytics and mortgage-backed securities analytics and advisory services. We offer tools that enable our customers to take proactive steps with respect to their mortgage-backed securities, loan and real property portfolios. We also provide advisory services that allow holders of mortgage-backed securities, loan and real property portfolios to gain insight on the value, quality and attributes of those assets. For example, we provide prepayment and default propensity tools as well as due diligence and property valuation services in connection with the marketing and sale of loan portfolios in the secondary market.

Tenancy Data and Analytics. We are a leading provider of screening and risk management services for the multifamily housing industry. We conduct applicant screening and generate consumer reports containing information that may include landlord-tenant court records, lease and payment performance history, credit history and criminal records history primarily for residential property managers and owners throughout the U.S. We believe that we have the largest landlord-tenant court record database in the U.S. and we access criminal records databases to create customer-configured, criminal background decision analytics. We provide statistically-validated applicant scoring models, which assess the risk of payment default by a prospective renter based on a statistical scoring model developed exclusively for the multifamily housing industry.

Under-Banked Credit Services. We are a leading provider of credit reports for under-banked consumer and specialty borrowers. Our customers range in size from single proprietorships to major credit card issuers.

Specialty Finance Solutions

We provide credit reports and credit-related services to mortgage and automotive lenders, and also license real estate listing software systems to MLS customers and real estate brokers and agents.

Credit Solutions. We believe that we are a leading provider of credit services in the U.S. mortgage and transportation markets, providing comprehensive solutions that help our customers meet their lending, leasing and other consumer credit automation needs. We also provide merged credit reports with information from each of the three U.S. primary credit bureaus.

Realtor Solutions. We believe that we are the leading provider of real estate listing software systems, with more than 50% of all U.S. real estate agents having access to our product. Our software is customizable to meet our customers’ needs, while maintaining a single code base. We integrate customer data with our robust property information, resulting in a comprehensive historical record on almost all residential properties in the U.S.

The following table sets forth our revenues for the last three years from our risk and fraud analytics and specialty finance solutions groups in the data and analytics segment:

(in thousands)	2010	2009	2008
Risk and fraud analytics	$394,428	$385,194	$408,562
Specialty finance solutions	310,450	292,442	315,880
Total segment revenues	$704,878	$677,636	$724,442

Employer, Legal and Marketing Services Segment

Our employer, legal and marketing services segment consisted of three principal business lines: employer services, litigation support and marketing services. The employer services business provided employment screening, occupational health and tax incentive services as well as applicant tracking software, recruitment marketing and a variety of other screening and recruiting tools and services. The litigation support business assisted customers in electronic discovery for litigation and investigations, computer forensics and other due diligence and investigative support. The marketing services business provides performance-based, internet marketing solutions and lead generation, primarily in the specialty and personal financial markets.

On December 30, 2010 we sold the employer services and litigation services businesses of this segment to Symphony Technology Group for all-cash proceeds of $265.0 million. Those businesses are reflected as discontinued operations for all periods presented in our consolidated financial statements. Our marketing services business is now included as a component of our corporate and eliminations group.

Corporate and Eliminations

In addition to our two reporting segments, we also have a corporate and eliminations group, which includes costs and expenses not allocated to other segments as well as certain smaller investments and operations, including our marketing services business, which focuses on core lead generation.

Customers

We focus our marketing efforts on the largest U.S. mortgage originators and servicers. We also provide our services to financial institutions, investment banks, fixed-income investors, title insurance companies, commercial banks, government agencies and government-sponsored enterprises, property and casualty insurers, credit unions and real estate agents and other real estate professionals.

Our most significant customer relationships tend to be long-term in nature and we typically provide a number of different services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers, with 37.5% of our 2010 operating revenues being generated by the ten largest U.S. mortgage originators. During the year ended December 31, 2010, we had one customer (JPMorgan Chase & Co.) which accounted for approximately 10.6% of our consolidated operating revenues (14.5% of the operating revenues in our business and information services segment and 5.9% in our data and analytics segment).

Competition

We offer a diverse array of specialized products and services which compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor which offers the same combination of products and services that we do and therefore we compete with a broad range of entities.

Our business and information services segment competes with third-party providers such as Lender Processing Services, Inc. (“LPS”) which provides multiple product lines, as well as with niche players like Safeguard Properties, a provider of field services or Clear-Capital.com, Inc., a provider of valuation services. With these services we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our product and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation. Larger-scale business process outsourcers also present an emerging competitive factor for some of our service-based businesses.

Our data and analytics segment competes with entities that provide access to data, data-based analytical products and services or credit-reporting services as part of their product offerings, including Equifax Inc., Experian plc, Fair Isaac Corporation, Lexis-Nexis, LPS, the property information assets of the TPG Capital (formerly the property information assets of MacDonald Dettwiler), Trans Union LLC, and Verisk Analytics, Inc. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into customer systems. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources which are not widely available, the volume of records we maintain and our ability to provide data spanning a historical period of time that we believe, with respect to certain data sets, exceeds comparable data sets of most of our competitors.

Sales and Marketing

Our sales strategy is primarily customer-focused and is structured around customer size. For our largest customers, we assign a sales executive to the customer, and that sales executive is responsible for exclusively managing that overall customer relationship. For our remaining large and mid-sized customers, a sales executive will have responsibility for multiple customers depending on the size of that sales executive’s customer portfolio. Our sales executives have key contacts within each customer’s business units and play an important role in maintaining current business relationships as well as prospecting for new business. The sales executives understand the current marketplace environment and have extensive knowledge of our customers’ internal operating structure and business needs. This relationship creates a strategic partnership between us and our customers which allows us to develop and implement customized solutions responsive to our customers’ needs in a prompt and efficient manner.

Our national sales and service group is a centralized sales group that primarily manages customers through telesales. This group is responsible for working with mortgage and real estate brokers, correspondents, lenders and other small lenders. This group is also responsible for our data resellers and specialized service groups such as appraisers and real estate agents.

Several of our business units have sales teams and subject matter experts that specialize in specific products and services. These sales teams and subject matter experts work collaboratively with our sales executives and our national sales and service group to assist with customer sales by combining our data, products and services to meet the specific needs of each of our customers. They may be assigned to assist with sales in targeted markets, for certain categories of customers or for particular service groups. Our marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars, and other targeted activities. Our strategy is to use the most efficient delivery system available to successfully target and engage new customers and build awareness of our services.

 Acquisitions

Historically, our growth into new products and services was facilitated and accelerated through acquisitions. Although the pace of acquisitions slowed considerably from 2007 through the consummation of the Separation, we expect to devote significant efforts to enhancing and diversifying our products and services in the future through acquisitions.

In connection with the Separation, we bought out minority investors in the following subsidiaries:

•	the November 2009 purchase of the publicly held shares of First Advantage Corporation for $311.3 million;
•	the December 31, 2010 purchase of Experian Information Solutions, Inc’s 20% ownership interest in CoreLogic Real Estate Solutions, LLC for $313.8 million; and
•
the purchase of 50% of the noncontrolling ownership of the former minority investors of CoreLogic Information Solutions Holdings, Inc., with the remaining portion purchased in the first quarter of 2011. Total consideration paid for the non-controlling ownership interest was $144 million.

We believe that these transactions, together with the completion of the December 30, 2010 sale of our employer and litigation services businesses, positions us to commence a more active acquisition program in 2011.

Intellectual Property

We own a significant number of intellectual property rights, including patents, copyrights, trademarks and trade secrets. We consider our intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent) and contractual safeguards in an intellectual property enforcement program to protect our intellectual property rights.

We have 13 issued patents covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have approximately 60 patent applications pending in these and other areas. We believe the protection of our proprietary technology is important to our success and we intend to continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

In addition, we own more than 200 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks and logos are material to our business as they assist our customers in identifying our products and services and the quality that stands behind them.

We own more than 100 registered copyrights in the U.S., covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website contents that are protected under common law copyright. We believe our written materials are essential to our business as they provide our customers with insight into various areas of the financial and real estate markets in which we operate.

Our research and development activities are focused on the design and development of our analytical tools, software applications, and data sets, by which we mean new sources, data derived by linking across existing sources or metadata. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our analytical tools, proprietary systems and existing software applications, to develop new software applications and systems in response to the needs of the markets and our customers, and to enhance our infrastructure. Our research and development activities are designed to address customer input which we collect through in-person meetings, phone calls, and web surveys. We also assess opportunities to cross-link existing data sets to enhance the effectiveness of our products. Our operating units are responsible for developing, reviewing and enhancing our various products and services and we work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.

In order to maintain control of our intellectual property, we enter into license agreements with our customers, granting each customer a license to use our products and services, including our software and databases. This helps to maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Information Technology

Technology. Our technology infrastructure combines flexible, on-demand cloud computing, a secure unified network, dual purpose-built data centers, and enterprise-level service operations. We use our systems to store, process, access and deliver our data and our propriety technology that forms the foundation of our business and the development and delivery of our customer solutions. We operate a virtualized, multi-tenant, cloud-computing information technology environment that allows us to operate multiple systems as one and that is designed to deliver increased capacity on demand. Virtualization is also intended to optimize business processes by pooling server resources, allocating them dynamically, increasing availability of end-user self-service, and focusing network, operational, incident, and compliance management tools, services and systems. Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of routinely providing flexibility, transparency, scalability, and expandability. This architecture is designed to streamline our operational technology capabilities by integrating speed, flexibility, extensibility, control, and convenience for our customers.

Data Centers. We operate two data centers-one in California and one in Texas. Our data centers are designed to provide our customers uninterrupted connectivity even in the event of a catastrophic regional outage. In addition, we have several smaller data centers dedicated to certain business units located in other states.

Security. We have adopted a wide range of physical and digital measures designed to ensure the security of our information technology infrastructure and data. For physical security, both of our primary data centers are located on Company campuses and are managed by information technology managers, all of whom are ITIL-certified. As it relates to digital measures, our digital security system provides layered protection designed to secure both active and inactive virtual machines in our cloud environment. This virtual security process employs dedicated virtual machines that regularly scan all of our systems. These measures are designed to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware, and prevent data breaches. As our physical and virtual security solutions run in tandem, we are better able to identify suspicious activities and implement preventive measures if either environment is compromised.

Regulation

Various aspects of our businesses are subject to federal and state regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators.

Among the more significant areas of regulation for our business are the following:

Privacy and Protection of Consumer Data

Because our business involves the collection, processing, and distribution of personal public and non-public data, certain of our solutions and services are subject to regulation under federal, state and local laws in the United States and, to a lesser extent, foreign countries. These laws impose requirements regarding the collection, protection, use, and distribution of some of the data we have, and provide for sanctions and penalties in the event of violations of these requirements.

The Fair Credit Reporting Act (“FCRA”) governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies, and the ability of consumers to access and dispute information held about them. A number of our databases and services are subject to regulation under the FCRA. The Fair and Accurate Credit Transactions Act of 2003 (”FACT Act”), amended the FCRA to add a number of additional requirements. These included requirements concerning free annual credit reports, consumers’ rights to include fraud alerts on their credit files, the development of procedures to combat identity theft, procedures for the accuracy and integrity of the information reported to consumer reporting agencies, notices in connection with credit pricing decisions based on credit report information, and restrictions on the use of information shared among affiliates for marketing purposes. Certain of the FACT Act requirements are applicable to our businesses.

The Gramm-Leach-Bliley Act (“GLBA”) regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating the sharing of information, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative, and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

The Drivers Privacy Protection Act prohibits the public disclosure, use or resale by any state’s department of motor vehicles of personal information about an individual that was obtained by the department in connection with a motor vehicle record, except for a “permissible purpose.”

Other federal and state laws also impose requirements relating to the privacy of information held by us. Certain state laws require consumer reporting agencies to implement “credit file freezes” at an individual’s request, which allows those individuals – particularly victims of identity theft – to place and lift a “freeze” on access to the credit file. A number of states also have enacted security breach notification legislation, which requires companies to notify affected consumers in the event of security breaches.

The privacy and protection of consumer information remains a developing area, and we continue to monitor legislative and regulatory developments at the federal, state and local level. As noted below, the newly formed Bureau of Consumer Financial Protection may enact additional requirements in this area.

Regulation of Settlement Services

The Real Estate Settlement Procedures Act (“RESPA”), which is currently enforced by the U.S. Department of Housing and Urban Development, and related regulations, generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our national joint venture relationships are structured and operated in a manner intended to comply with RESPA and related regulations. RESPA may also affect or restrict our other mortgage origination-related businesses.

Regulation of Property Valuation Activities

Real estate appraisals, appraisal management companies, BPOs and AVMs are all subject to federal and/or state regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), and regulations in various states of development and implementation thereunder, will expand regulation of these activities. Among the ways these activities are regulated are the following:

•	Appraisers and appraisals are typically subject to state regulation;

•
Increasingly, states are also regulating and requiring licensure of appraisal management companies such as our valuation business, and the Dodd-Frank Act subjects appraisal management companies to new minimum requirements to be set by regulation;

•
The Dodd-Frank Act imposes more stringent requirements on appraiser independence and on the nature and disclosure of appraisal management company (“AMC”) fees and activities, including ensuring the fees the AMC pays to appraisers are customary and reasonable. The Dodd-Frank Act also provides for replacement of the Federal Housing Finance Agency’s Home Valuation Code of Conduct with new regulations promulgated by the Federal Reserve;

•	AVMs will be subject to more explicit and detailed quality control requirements and copies of AVM reports will be required to be provided by creditors to loan applicants; and

•	The use of BPOs will be restricted somewhat.

Regulation of Loss Mitigation, Collection and other Mortgage Default-related Activity

Our default and technology services group assists mortgage loan servicers in handling various stages of the default and loss mitigation process. Increasingly, these activities require licensure or are otherwise regulated. For example, some loss mitigation services which assist in the evaluation and completion of loan modifications may be subject to the Secure and Fair Enforcement for Mortgage Licensing Act and analogous state statutes, and may require state licensure of our entities or personnel, which we are currently in the process of obtaining. Likewise, the Fair Debt Collection Practices Act and similar state laws apply to loss mitigation activities as well. Lien release statutes affect some document processing we conduct on behalf of servicers. Similarly, our field services operations must comply with applicable state and local rules regarding securing and preserving properties, code enforcement and in some circumstances even eviction and unlawful detainer.

Regulation and Potential Examination by Consumer Financial Protection Bureau

The Dodd-Frank Act created a new Bureau of Consumer Financial Protection (“Bureau”) to serve as the principal federal consumer protection regulator for financial products and services. The Bureau will not assume its full powers until July 2011. At that time, it will have significant rulemaking authority under existing federal statutes (including the FCRA, the GLBA, and RESPA), as well as the authority to conduct examinations of and bring enforcement actions against certain providers of financial products and services. Currently, the Federal Trade Commission (“FTC”) is the Company’s primary federal regulator in this area. However, the Bureau may also have authority over the Company both because of the services we perform directly and the services we provide to other companies. Enhanced regulation in the area of financial privacy, which could significantly impact some of our business practices, is possible, as this is an area where both the FTC and the Bureau will have jurisdiction. It is too early to assess the impact to our business of this heightened regulation.

In addition to the foregoing areas of regulation, several of our other businesses are subject to regulation, including the following:

•	Our tenant screening business is subject to certain landlord-tenant laws;

•	Our marketing services business may be subject to laws regulating internet marketing, lead generation and even various types of loan brokering or credit services;

•
Our loan document business must monitor state laws applicable to our customers relating to loan documents and fee limitations as well as Fannie Mae and Freddie Mac requirements to develop and maintain compliant loan documents and other instruments; and

•	Our activities in foreign jurisdictions are subject to the requirements of the Foreign Corrupt Practices Act and comparable foreign laws.

Although we do not believe that compliance with current and future laws and regulations related to our businesses, including future consumer protection laws and regulations, will have a material adverse effect on us, enactment of new laws and regulations may increasingly affect the operations of our business, directly or indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, and/or loss of revenue.

Employees

As of December 31, 2010, we had approximately 10,084 employees, of which approximately 5,924 were employed in the U.S. and 4,127 in India.

Available Information

We maintain a website, www.corelogic.com, which includes financial information and other information for investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through the “Investors” page of the website as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K, or any other filing with the Securities and Exchange Commission unless the Company expressly incorporates such materials. Materials that we file or furnish to the Securities and Exchange Commission may also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, the Securities and Exchange Commission maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with Securities and Exchange Commission.

Item 1A. Risk Factors

Risks Relating to Our Business

1.
We are dependent on our ability to access data from external sources to maintain and grow our businesses. If we are unable to access needed data from these sources, the quality and availability of our products and services may be harmed, which could have a material adverse impact on our business, financial condition, and results of operations.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers and various government and public record sources. Our data sources could withdraw their data from us, or limit our use of their data, for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or uneconomical, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements, there is no assurance that we will obtain new agreements with third-party suppliers on terms favorable to us, if at all. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

2.
Failure to comply with government regulations or changes in government regulation could result in regulatory penalties or prohibit or limit our or our customers’ operations or make it more burdensome to conduct such operations, which could have an adverse effect on revenues, earnings and cash flows.

Many of our and our customers’ businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. For example, since we provide a variety of key services to federally regulated financial institutions, it appears more likely that federal financial institution regulators will also seek to perform compliance examinations on various parts of our operations. Changes in the applicable regulatory environment or interpretations of existing regulations or statutes or enhanced governmental oversight of us or our customers could negatively affect our operations. These changes may compel us to increase our prices in certain situations or decrease our price in other situations, may restrict our ability to implement price increases, may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows.

In addition, the Dodd-Frank Act and the extensive regulations being promulgated thereunder materially alter consumer and financial markets regulation. The Dodd-Frank Act expands regulation of real estate appraisals, appraisal management companies, BPOs and AVMs. We also believe it is likely that some of our activities will be subject to examination and more active oversight by the Consumer Financial Protection Bureau created by the Dodd-Frank Act. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our customers, our business and results of operations could be negatively affected.

3.	Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.

Because our databases include certain personal, public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning the use of consumer data. We provide many types of consumer data and related services that already are subject to regulation under the FCRA, the GLBA, and the Driver’s Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. Failure to comply with these laws by us could result in substantial regulatory penalties, litigation expense and loss of revenue. The suppliers of data to us face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Any such restrictions may reduce the quality and availability of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

4.
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data.

Likewise, our customers are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large customers, it could negatively affect our relationships with those customers and harm our business.

5.	Systems interruptions may impair the delivery of our products and services, causing potential customer and revenue loss.

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. We depend heavily upon computer systems located in our data centers, including our centers in Santa Ana, California and Westlake, Texas. Certain events beyond our control, including natural disasters and telecommunications failures, could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with our suppliers’ ability to provide necessary data and our employees’ ability to attend work and perform their responsibilities. Such interruptions and intrusions may cause a loss of customers and a loss in revenue.

6.	Declines in the mortgage and consumer credit market may materially adversely affect our business and results of operations.

A substantial portion of our revenues are affected by mortgage origination and residential real estate transaction volumes, particularly in our mortgage origination services, risk and fraud analytics and specialty finance solutions groups. Projections from the Mortgage Bankers Association, Fannie Mae and Freddie Mac point to a decline in mortgage originations in 2011 compared to 2010. A worsening of these conditions could materially adversely affect our business, financial condition and results of operations. These conditions have also had an impact on and continue to impact, the performance and financial condition of some of our customers in many segments in which we operate. Should these parties continue to encounter material issues, those issues may lead to negative impacts on our revenue, earnings and liquidity.

7.
Increases in the size of our mortgage industry customers enhance their negotiating position with respect to pricing and terms, may decrease their need for our services, and may increase our exposure to loss or consolidation of such customers.

Many of our mortgage industry customers are increasing in size as a result of consolidation or the failure of their competitors. For example, we believe that three lenders collectively originate more than 50% of mortgage loans in the United States. During the year ended December 31, 2010, we had one customer (JPMorgan Chase & Co.) that accounted for approximately 10.6% of our consolidated operating revenues (14.5% of the operating revenues in our business and information services segment and 5.9% in our data and analytics segment). As a result, we may derive a higher percentage of our revenues from a smaller base of larger customers, which would enhance the ability of these customers to negotiate more favorable terms for our products and services, including more favorable pricing. These larger customers may also begin performing internally some or all of the services we provide and, consequently, their demand for our products and services may decrease. Any of these developments could adversely affect our revenues and profitability. In addition, changes in our relationship with one or more of our largest customers or the loss of all or a substantial portion of the business we derive from these customers could have a material adverse effect on our business and results of operations.

8.	We rely upon proprietary technology and information rights, and if we are unable to protect our rights, our business, financial condition and results of operations could be harmed.

Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of patents, copyrights, trade secrets, and trademark laws and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology and information. This protection is limited, and our intellectual property could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could harm our business, financial condition, results of operations and cash flows.

9.
If our products or services are found to infringe on the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as software providers or suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used we may be subject to claims of infringement. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;
•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;
•	require us to redesign our applications, if feasible;
•	divert management’s attention and resources; and
•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

10.	The agreement governing our credit facility subjects us to various restrictions that could limit our operating flexibility.

The agreement governing our credit facility imposes operating and financial restrictions on our activities. These restrictions include compliance with certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things:

•	create, incur or assume additional debt;
•	create, incur or assume certain liens;
•	redeem and/or prepay certain subordinated debt we might issue in the future;
•	pay dividends on our stock or repurchase stock;
•	make certain investments and acquisitions, including joint ventures;
•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;
•	enter into new lines of business;
•	engage in consolidations, mergers and acquisitions;
•	engage in specified sales of assets; and
•	enter into transactions with affiliates.

These restrictions on our ability to operate our business could impact our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities that might otherwise be beneficial to us.

11.	We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The markets for our products and services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors, such as the credit bureaus, have substantial resources. Some have widely used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These competitors and new technologies may render our existing technology obsolete, resulting in operating inefficiencies and increased competitive pressure. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

12.	We may not be successfully able to consummate or integrate acquisitions, which may harm our ability to develop and grow our business and operations.

Our business strategy includes growth through acquisitions of businesses, products and technologies. We may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms. A number of our competitors also have adopted the strategy of expanding and diversifying through acquisitions. We likely will experience competition in our efforts to execute on any proposed acquisitions, and we expect the level of competition to increase. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire, which could slow the growth of our business and operations.

Additionally, the obligations imposed on us to avoid certain transactions in respect of our capital stock and or assets in order to preserve the planned tax-free nature of the Separation may limit our ability to pursue our acquisition strategy without adversely impacting our financial condition, results of operations and cash flows.

Likewise, if we fail properly to integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, customers and strategic partners, distract management attention, result in control failures and otherwise disrupt our ongoing business and harm our results of operations.

13.	Our international operations subject us to additional risks, which could have an adverse effect on our results of operations.

Over the last few years, we have reduced our costs by utilizing lower cost labor in foreign countries such as India and the Philippines. For example, at December 31, 2010, 4,127 of our employees were based in India. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can decrease efficiency and increase our costs in these countries. Weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of our customers may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced United States-based labor to our customers, which ultimately could have an adverse effect on our results of operations.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

14.
We may not be able to attract qualified management or develop current management to keep pace with company growth, which could have an adverse effect on our ability to maintain or increase our product and service offerings.

We rely on skilled management and our success depends on our ability to attract, train and retain a sufficient number of such individuals. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of individuals who have the skills and training needed to grow our company. If our business continues to grow, the number of individuals we will need to develop and hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through our current recruiting and retention policies. Increased competition for qualified management could have an adverse effect on our ability to expand our business and product offerings, as well as cause us to incur greater personnel expenses and training costs.

15.	We have substantial investments in recorded goodwill as a result of prior acquisitions and an impairment of these investments would require a write-down that would reduce our net income.

In accordance with generally accepted accounting principles (“GAAP”), existing goodwill is not amortized but instead is required to be assessed annually for impairment or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. In the event of significant volatility in the capital markets or a worsening of current economic conditions, we may be required to record an impairment charge, which would negatively impact our results of operations. Possible future impairment of goodwill under accounting guidance may have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Separation of FAFC

1.	Our historical financial information may not be indicative of our future results as a stand-alone company.

The historical financial information we have included in prior filings for periods ending prior to June 1, 2010, and the unaudited pro forma consolidated financial statements as of and for the twelve months ended December 31, 2009 filed on Form 8-K on March 22, 2010, may not reflect what our results of operations, financial condition and cash flows would have been had we been a stand-alone company during the periods presented and may not be indicative of what our results of operations, financial condition and cash flows may be in the future now that we are a stand-alone company. Specifically, the pro forma financial information and the financial information does not reflect any increased costs associated with being a stand-alone company, including changes in our cost structure and personnel needs. Any difficulty in successfully integrating or managing the operations of the businesses on a stand-alone basis could have a material adverse effect on our business, financial condition, results of operations and liquidity, and could lead to a failure to realize any anticipated synergies.

2.	The Separation could give rise to liabilities, increased operating expense or other unfavorable effects that may not have otherwise arisen.

The Separation may lead to increased operating and other expenses, both of a non-recurring and a recurring nature, and changes to certain operations, which expenses or changes could arise pursuant to arrangements made with FAFC or the triggering of rights and obligations to third parties. In addition, FAFC may provide more competition in our lines of business than it would have if the companies remained together. For example, FAFC has a small offering of appraisal-related services that may compete with certain of our products and services. With the exception of a noncompetition agreement related to the tax services business, there will be no prohibition on either us or FAFC competing with the other party. Litigation with FAFC or other third parties could also arise out of the transaction, and we could experience unfavorable reactions to the Separation from customers, employees, ratings agencies or other interested parties.

3.	We will be responsible for a portion of FAFC’s contingent and other corporate liabilities, primarily those relating to stockholder litigation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of us and FAFC is responsible for 50% of certain of FAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the separation plan or the distribution brought by any third party. Contingent and other corporate liabilities that are specifically related to only the information solutions business will generally be fully allocated to us and those that are specifically related to only the financial services business will generally be fully allocated to FAFC.

If any party responsible for such liabilities were to default on its payment of any of these assumed obligations, the non-defaulting party may be required to pay the amounts in default. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of the agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

4.	We will share responsibility for certain income tax liabilities for tax periods prior to and including the date of the Distribution.

Under the Tax Sharing Agreement, we are generally responsible for all taxes that are attributable to members of the information solutions group of companies or the assets, liabilities or businesses of the information group of companies and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies or the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from adjustments to prior year (or partial year with respect to 2010) consolidated tax returns will be shared in proportion to each company’s percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

5.
If the Distribution or certain internal transactions undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and FAFC will incur significant U.S. federal income tax liabilities.

In connection with the Separation we received a private letter ruling from the IRS to the effect that, among other things, certain internal transactions undertaken in anticipation of the Separation will qualify for favorable treatment under the Code, the contribution by us of certain assets of the financial services businesses to FAFC, and the pro-rata distribution to our shareholders of the common stock of FAFC will, except for cash received in lieu of fractional shares, qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, we received opinions of tax counsel to similar effect. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from us and FAFC regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or FAFC after the Separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

In addition, under the terms of the Tax Sharing Agreement, in the event the Distribution were determined to be taxable and such determination were the result of actions taken after the Distribution by us or FAFC, the party responsible for such failure would be responsible for all taxes imposed on us or FAFC as a result thereof.

6.
In connection with the Separation, we entered into a number of agreements with FAFC setting forth rights and obligations of the parties post Separation. In addition, certain provisions of these agreements provide protection to FAFC in the event of a change of control of us, which could reduce the likelihood of a potential change of control that our stockholders may consider favorable.

In connection with the Separation, we and FAFC entered into a number of agreements that set forth certain rights and obligations of the parties post-Separation, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Restrictive Covenants Agreement, certain transition services agreements and leases for our data center and headquarters facilities in Santa Ana. We possess certain rights under those agreements, including without limitation indemnity rights from certain liabilities allocated to FAFC. The failure of FAFC to perform its obligations under the agreements could have an adverse effect on our financial condition, results of operations and cash flows.

In addition, the Separation and Distribution Agreement gives FAFC the right to purchase the equity or assets of our entity or entities directly or indirectly owning the real property databases that we currently own upon the occurrence of certain triggering events. The triggering events include the direct or indirect purchase of the databases by a title insurance underwriter (or its affiliate) or an entity licensed as a title insurance underwriter, including a transaction where a title insurance underwriter (or its affiliate) acquires 25% or more of us. Such a triggering event also triggers the ability of FAFC to terminate our data center and headquarters leases upon 30 days notice. The purchase right expires June 1, 2020. Until the expiration of the purchase right, this provision could have the effect of limiting or discouraging an acquisition of us or preventing a change of control that our stockholders might consider favorable. Likewise, if a triggering event occurs, the loss of ownership of our real property database and our need to move our headquarters and data center very abruptly could have a material adverse effect on our financial condition, business and results of operations.

7.	As a stand-alone, publicly traded company, we may not enjoy the same benefits that we did when we were part of a larger organization that included the FAFC businesses.

As part of the FAC organizational structure, our businesses were able to enjoy certain benefits from the operating diversity, purchasing power, available capital for investments, flexibility in tax planning and opportunities to pursue integrated strategies with FAC’s other businesses. After the Separation of FAFC, we do not have similar diversity or integration opportunities and may not have similar purchasing power, credit rating, flexibility in tax planning or access to capital markets.

8.	Conflicts of interest may arise because certain of our directors and officers are also directors and officers of our related parties.

Because of their current or former positions with FAC prior to the Separation, several of our executive officers, including our executive chairman, our president and chief executive officer, and most of our directors, beneficially own common shares of FAFC that they received in the Separation. Our executive chairman, who also serves as FAFC’s executive chairman, continues to own options to purchase common shares of FAFC and FAFC restricted stock units. These dual roles and equity interests in FAFC may create, or create the appearance of, conflicts of interest when these individuals are faced with decisions that do not benefit us and FAFC in the same manner.

9.
We might not be able to engage in desirable strategic transactions and equity issuances following the Separation because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve for U.S. federal income tax purposes the tax-free nature of the Distribution by FAC. Even if the Distribution otherwise qualified for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to us under Section 355(e) of the Code if 50% or more, by vote or value, of our common stock or FAFC’s common stock are acquired or issued as part of a plan or series of related transactions that includes the Distribution. For this purpose, any acquisitions or issuances of shares of FAC’s common stock within two years before the Distribution, and any acquisitions or issuances of our common stock or FAFC’s common stock within two years after the Distribution generally are presumed to be part of such a plan, although FAFC or we may be able to rebut that presumption.

Prior to the Distribution, FAC issued to FAFC and FAFC’s principal title insurance subsidiary a total of approximately 13 million shares, which represented approximately 11% of FAC’s shares outstanding at the time of the issuance. In addition, in November 2009 FAC issued approximately 9.5 million shares of common stock in connection with its acquisition of the minority interest shares of its then publicly traded subsidiary, First Advantage Corporation. This represented approximately 9% of FAC’s shares currently outstanding. Both of these issuances could count towards the 50% limitation, which could hinder our ability to issue additional shares during the two year period following the Distribution. If an acquisition or issuance of our common stock or FAFC’s common stock triggers the application of Section 355(e) of the Code, we would recognize taxable gain for which FAF could be wholly or partially liable as described above.

Under the Tax Sharing Agreement, there are restrictions on our ability and FAFC’s ability to take actions that could cause the Distribution to fail to qualify as a tax-free transaction, including redemption of equity securities, a sale or other disposition of a substantial portion of assets, and an acquisition of a business or assets with equity securities. These restrictions will apply for 25 months following the Distribution, unless the party seeking to engage in such activity obtains the consent of the other party or obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized firm that such action will not cause the Distribution to fail to qualify as a tax-free transaction, and such letter ruling or opinion, as the case may be, is acceptable to each party.

Moreover, the Tax Sharing Agreement generally provides that each party thereto is responsible for any taxes imposed on the other party as a result of the failure of the distribution to qualify as a tax-free transaction under the Code if such failure is attributable to post-Distribution actions taken by or in respect of the responsible party or its stockholders, regardless of when the actions occur after the Distribution, the other party consents to such actions or such party obtains a favorable letter ruling or opinion of tax counsel as described above. For example, we would be responsible for a third party’s acquisition of us at a time and in a manner that would cause a failure of the Distribution to qualify as a tax-free transaction under the Code. These restrictions may prevent us from entering into transactions which might be advantageous to our stockholders.

10.	If there are substantial sales of our common stock, our stock price could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive.

Pursuant to the private letter ruling received from the IRS in connection with the Separation, FAFC and its wholly-owned subsidiary First American Title Insurance Company (“FATICO”) will be required, respectively, to dispose of the retained shares of our common stock by June 1, 2015. As a result, FAFC and FATICO, respectively, may be required to sell some or all of its retained shares of our common stock at a time when it might not otherwise choose to do so. Furthermore, any such disposition by FAFC or FATICO, respectively, of its shares of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our executive offices at 4 First American Way in Santa Ana, California. We lease approximately 107,000 rentable square feet in this facility from FAFC under a lease that expires on December 31, 2012.

Our business and information services segment maintains most of its national operations in a facility in Westlake, Texas. Our lease on the Westlake, Texas facility, which comprises approximately 662,000 square feet, expires in 2017.

We own two office buildings in Poway, California which total approximately 153,000 square feet and are located on a 17 acre parcel of land.

One of our subsidiaries has leased approximately 127,000 square feet of a multi-tenant facility in the Bagmane Technology Park in Bangalore, India. The lease expires at the end of 2011.

The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

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

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts recorded at December 31, 2010.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2010, management determined that no reserves were necessary.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Concurrently with the Separation, we changed our trading symbol to CLGX and changed the names of several of our operating subsidiaries to replace the reference to “First American” with the name CoreLogic, Inc. Our common stock, prior to the Separation, had traded on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on January 30, 2011, was 3,152.

High and low stock prices and dividends declared for the last two years were as follows:

	2010			2009
	High	Low	Dividends	High	Low	Dividends
Quarter ended March 31,	$35.69	$29.57	$0.22	$28.56	$19.59	$0.22
Quarter ended June 30,	$21.15	$17.66	$-	$29.96	$21.65	$0.22
Quarter ended September 30,	$20.19	$17.27	$-	$33.57	$25.08	$0.22
Quarter ended December 31,	$18.86	$17.48	$-	$33.88	$30.39	$0.22

On June 1, 2010, we completed the Separation, which included the spin-off of our former financial services business. In the table above, market prices include the value of the financial services businesses through June 1, 2010. We do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with debt covenants and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of this report will appear in the sections entitled “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) in connection with our 2011 annual meeting of stockholders, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, we will file an amendment to this Annual Report on Form 10-K to include the information required by Item 5.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2010, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases of shares of our common stock which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on May 18, 2004, which was amended to add additional amounts to the repurchase authorization as subsequently announced on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, we may repurchase up to $800 million of shares of our issued and outstanding common stock. In 2010, we repurchased 1,637,093 shares under this plan and cumulatively we have repurchased $469.8 million (including commissions) of our shares and have the authority to repurchase an additional $330.2 million (including commissions) under the plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2010	-	-	-	$360,369,939
November 1 to November 30, 2010	1,637,093	$18.43	1,637,093	330,198,315
December 1 to December 31, 2010	-	-	-	330,198,315
Total	1,637,093	$18.43	1,637,093	$330,198,315

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, each as amended, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Standard & Poor’s Midcap 400 index, the Standard & Poor’s Midcap 400 Data Processing Outsourced Services Index and a peer group index. The comparison assumes an investment of $100 on December 31, 2005 and reinvestment of dividends. This historical performance is not indicative of future performance. For purposes of calculating the cumulative total return on our stock, it is assumed that each share of FAFC received in the Distribution on June 1, 2010 was immediately sold for its market value and the proceeds reinvested in additional shares of our common stock. The value of our common stock in periods subsequent to the Distribution therefore includes the value of the distributed shares but not the separate performance of those securities since June 1, 2010.

As a result of the Separation, the nature of our business and composition of our assets has changed. Therefore, we believe that it is appropriate to change the broad-based market index against which we measure our total cumulative return. Given the size and nature of our Company, we believe that the Standard & Poor’s Midcap 400 Index is a more relevant market index. For comparative purposes, we have included the total cumulative return on the Standard & Poor’s 500 Composite Index, the broad-based market index previously utilized, in our current year analysis of cumulative total return.

Additionally, in connection with the Separation, the Compensation Committee of the Board of Directors changed the peer group companies (the “current peer group”) used as benchmarks in setting compensation for our executive officers to reflect companies of comparable industry, size and with similar business models. The current peer group consists of Alliance Data Systems Corp., Broadridge Financial Solutions, Cognizant Technology Solutions, Convergys Corp., DST Systems Inc., Dun & Bradstreet Corp., Equifax Inc., Fidelity National Information Services, Fiserv Inc., Global Payments Inc., Lender Processing Services, Paychex Inc., Total System Services Inc., and Verisk Analytics Inc., each of which operates in a business similar to a business operated by the Company. For comparative purposes, we have included the cumulative total return on the previously utilized peer group (the “legacy peer group”) in our current year analysis of cumulative total returns.

Item 6. Selected Financial Data

The selected consolidated financial data for the Company for the five-year period ended December 31, 2010, has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations. ”The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007, and 2006 have been derived from financial statements not included herein.

Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”). On June 1, 2010, we completed a transaction that spun-off our financial services businesses, including our title insurance business (the “Separation”), into a new publicly traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”). In connection with the Separation, we transferred ownership of the “First American” name, trademarks and trading symbol “FAF” to FAFC. We then changed our name to CoreLogic, Inc. and our trading symbol to “CLGX,” and changed the names of several of our operating subsidiaries to replace the reference to “First American” with the name CoreLogic.

The results of FAFC’s businesses’ operations are reflected in our consolidated statements of operations as discontinued operations. Additionally, the results of our employer and litigation services businesses, which we sold in December 2010, are reflected as discontinued operations. The results of those businesses’ operations in prior years have been reclassified to conform to the 2010 classification. See Note 19 – Discontinued Operations for additional disclosures. Historical background information related to FAFC was included in the previously filed Registration Statement on Form 10, and is not included in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	For the year ended December 31,
Income Statement Data:	2010	2009	2008	2007	2006
Operating revenue	$1,623,272	$1,700,692	$1,542,988	$1,622,808	$1,508,217
Equity in earnings of affiliates, net of tax	$41,641	$48,719	$23,640	$29,664	$18,701
Income (loss) from continuing operations attributable to CoreLogic, Inc. stockholders, net of tax	$53,708	$63,165	$(9,205)	$67,076	$41,915
(Loss) income from discontinued operations attributable to CoreLogic, Inc. stockholders, net of tax	(102,053)	136,486	(17,115)	(70,194)	245,761
Loss on sale of discontinued operations, net of tax	(18,985)	-	-	-	-
Net (loss) income attributable to CoreLogic, Inc.	$(67,330)	$199,651	$(26,320)	$(3,118)	$287,676
Balance Sheet Data:
Total assets, including discontinued operations	$3,219,832	$8,831,719	$8,799,495	$8,677,132	$8,225,434
Long-term debt, excluding discontinued operations	$720,889	$570,457	$613,685	$637,925	$512,149
Total CoreLogic, Inc's. stockholders' equity	$1,544,340	$3,154,295	$2,697,650	$2,975,398	$3,202,281
Dividends on common shares	$22,657	$84,349	$81,542	$82,833	$69,213
Per Share Information:
Basic
Income (loss) from continuing operations attributable to CoreLogic, Inc. stockholders, net of tax	$0.49	$0.67	$(0.10)	$0.71	$0.44
(Loss) income from discontinued operations attributable to CoreLogic, Inc. stockholders, net of tax	(0.92)	1.44	(0.18)	(0.74)	2.55
Loss on sale of discontinued operations	(0.17)	-	-	-	-
Net (loss) income attributable to CoreLogic, Inc.	$(0.60)	$2.11	$(0.28)	$(0.03)	$2.99
Diluted
Income (loss) from continuing operations attributable to CoreLogic, Inc. stockholders, net of tax	$0.48	$0.66	$(0.10)	$0.70	$0.43
(Loss) income from discontinued operations attributable to CoreLogic, Inc. stockholders, net of tax	(0.91)	1.43	(0.18)	(0.73)	2.49
Loss on sale of discontinued operations	(0.17)	-	-	-	-
Net (loss) income attributable to CoreLogic, Inc.	$(0.60)	$2.09	$(0.28)	$(0.03)	$2.92
Weighted average shares outstanding
Basic	111,529	94,551	92,516	94,649	96,206
Diluted	112,363	95,478	92,516	96,154	98,653
Total shares outstanding at December 31,	115,499	103,283	92,963	91,830	96,484

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our acquisition strategy in 2011, the Company’s share repurchases, the level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure, assumptions related to long-term rate of return of our supplemental benefit plans and the reasonableness of the carrying value related to specific financial assets and liabilities.

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

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

●	risks related to our international operations;

●	consolidation among our significant customers and competitors;

●	impairments in our goodwill or other intangible assets; and

●
the inability to realize the benefits of the Separation as a result of the factors described immediately above, as well as, among other factors, increased borrowing costs, competition between the resulting companies, increased operating or other expenses or the triggering of rights and obligations by the transaction or any litigation arising out of or related to the Separation.

We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Annual Report on Form 10-K. These risks and uncertainties, along with the risk factors above under “Item 1A. Risk Factors” should be considered in evaluating any forward-looking statements contained herein.

Introduction

This Management’s Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of acquisitions and other non-recurring items that are not presented in accordance with generally accepted accounting principles (“GAAP”). We present these non-GAAP financial measures because they provide our management and readers of this Report with additional insight into our operational performance compared to earlier periods and relative to our competitors’ performance. We do not intend for these non-GAAP financial measures to substitute for any GAAP financial information. Readers should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to evaluate our operating performance and to compute certain management bonuses and compliance with covenants in our revolving credit facility. We believe that EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and goodwil impairment costs. Investors should not use EBITDA as the sole basis for formulating investment decisions, as it excludes a number of important items and has inherent limitations. We compensate for these limitations by also using GAAP financial measures to manage our business.

Business Overview

Corporate Update

Separation. On June 1, 2010, FAC completed the Separation by which it separated into two independent, publicly traded companies through the Distribution of all of the outstanding shares of FAFC to the holders of FAC's common shares, par value $1.00 per share as of May 26, 2010. After the Distribution, FAFC owned the businesses that comprised FAC’s financial services businesses and FAC retained its information solutions businesses.

On May 18, 2010, the shareholders of FAC approved a separate transaction pursuant to which FAC changed its place of incorporation from California to Delaware. The Reincorporation became effective June 1, 2010. To effect the Reincorporation, FAC and CoreLogic, which was a wholly-owned subsidiary of FAC incorporated in Delaware, entered into a Merger Agreement. Pursuant to the Merger Agreement, FAC merged with and into CoreLogic with CoreLogic continuing as the surviving corporation.

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement that governs the rights and obligations of the Company and FAFC regarding the Distribution. The Separation and Distribution Agreement also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement (as described in Note 10 – Income Taxes), a Restrictive Covenants Agreement, and CoreLogic issued a promissory note to FAFC relating to certain pension liabilities.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in FAFC’s operations. As a result of the Separation, we reflect the FAFC businesses in our consolidated financial statements as discontinued operations. The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification. See Note 19 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts outstanding at December 31, 2010.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our issued and outstanding common shares, or 12,933,265 shares. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we paid FAFC $7.4 million to arrive at the full value of $250.0 million. As a condition to the Separation, FAFC is expected to dispose of the shares by June 1, 2015.

Acquisition of Experian’s Interest in CoreLogic Real Estate Solutions, LLC Joint Venture. In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the CoreLogic Real Estate Solutions, LLC (formerly First American Real Estate Solutions, LLC) joint venture. We completed the $313.8 million cash buy-out of the noncontrolling interest on December 31, 2010.

Acquisition of CoreLogic Information Solutions Holdings, Inc. Minority Interest. In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. (formerly First American CoreLogic Holdings, Inc.). On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in 2011 in exchange for additional consideration of $72.0 million. The remaining $72.0 million of the noncontrolling interests is classified as “mandatorily redeemable noncontrolling interests” in the liabilities section of our consolidated balance sheets. In February 2011, we agreed to pay all of the additional consideration in cash and we closed the transaction.

Sale of Employer and Litigation Services. On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser for all cash proceeds of $265.0 million. We have also agreed to provide certain transition services to the Purchaser for up to one year following the December 30, 2010 closing. As a result of the sale, we recognized a loss on the sale of $19.0 million (net of a tax benefit on the transaction of $34.5 million). The businesses are reflected in our consolidated financial statements as discontinued operations and the results of those businesses in the prior years have been reclassified to conform to the 2010 classification. See Note 19 – Discontinued Operations for additional disclosures.

Reportable Segments

In connection with the Separation and the subsequent sale of the employer and litigation services businesses, we reorganized our reportable segments into two reportable segments:

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

Our business and information services segment has two components: mortgage origination services, which is focused on the mortgage origination and servicing industry, and default and technology services, which is primarily oriented toward services required by owners/servicers of troubled mortgage assets and toward providing custom outsourcing solutions for a wide range of customers.

Most of the businesses included in the mortgage origination services group have a relatively high proportion of fixed costs due to the ongoing servicing nature of the operations. The group’s appraisal businesses, in contrast, have a higher level of variable costs. The businesses within the default and technology services group typically have a high level of variable costs. Revenues for the mortgage originations services group are primarily dependent on the level of mortgage origination and servicing activity while default and technology services group revenues are generally tied to the level of troubled loan activity in the United States.

Data and Analytics: Our data and analytics segment offers access to data assets including loan information, criminal and eviction records, employment verification, property characteristic information, images of publicly recorded documents relating to real property, and information on mortgage-backed securities. We license our data directly to our customers and provide our customers with analytical products and services for risk management, collateral assessment, and fraud prediction. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and specialty finance solutions, which provides our credit, broker and multiple listing services products.

Most of the businesses included in the risk and fraud analytics group are database intensive and have a relatively high proportion of fixed costs. As a result, profit margins generally decline as revenues decrease. The specialty finance solutions group has a more variable cost structure and, therefore, has margins that typically perform more consistently. Revenues for the data and analytics segment are dependent on real estate activity in part, but are less cyclical because the data and analytics segment has a more diversified customer base and a greater percentage of subscription-based revenue.

Critical Accounting Policies and Estimates

We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors that we believe to be relevant at the time we prepare the consolidated financial statements. Although we believe that our estimates and assumptions are reasonable, we cannot determine future events and their effects cannot be determined with certainty and actual results could differ materially from our assumptions and estimates.

Our significant accounting policies are discussed in Note 2- Significant Accounting Policies, of the Notes to consolidated financial statements, included in Item 8 - Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Basis of Presentation and Consolidation. Our discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. Our operating results for the years ended December 31, 2010, 2009 and 2008 include results for any acquired entities from the applicable acquisition date forward and all prior periods have been adjusted to properly reflect discontinued operations.

We record the eliminations of inter-company revenue and cost-of-service revenue at the corporate level.

Revenue recognition. Revenues earned by most of our products are recognized at the time of delivery or performance of service, as we have no material ongoing obligation after delivery. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Our tax service division in our business information services segment defers the tax service fee on life–of-loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

External cost of revenues. External cost of revenues represents the direct incremental costs paid to outside parties to obtain information and/or services necessary to generate specific revenues, representing the variable costs associated with our revenues. We do not include any component of depreciation and amortization in our external cost of revenues.

Purchase accounting. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. We generally obtain third party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other identifiable intangible assets and related amortization expense.

Goodwill and other intangible assets. We are required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit. This annual test, which we have elected to perform every fourth quarter (using September 30 data), utilizes a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. After the Separation and the sale of the employer and litigation services businesses, our reporting units are mortgage origination services, default and technology services, risk and fraud analytics, specialty finance solutions, and marketing services. Our policy is to perform an annual impairment test for each reporting unit in the fourth quarter, or sooner, if circumstances indicate a possible impairment.

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

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analyses contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material. Due to current volatility in the markets in which we operate, our operations may be negatively impacted in the future to the extent that exposure to impairment charges may be required. We completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2010, 2009 and 2008, in the fourth quarter of each year (using September 30 data). In each year we concluded that, based on our assessment of the reporting units’ operations, the markets in which the reporting units operate and the long-term prospects for those reporting units that the more-likely-than not threshold for decline in value had not been met and that therefore no triggering events requiring an earlier analysis had occurred, except as it relates to the employer and litigation services reporting units in 2010. We performed an interim analysis on goodwill related to these reporting units in the third quarter of 2010, based on the indicative values we received in the process of marketing those businesses. See further discussion in Note 7 - Goodwill.

As of the date of our 2010 annual impairment review, the marketing services reporting unit included $123.3 million of goodwill. The fair value of this reporting unit under the income value approach was below the carrying value of the reporting unit’s book value by approximately 10% and the fair value under the market value approach exceeded the reporting unit’s book value by 11%. In assessing the realizability of goodwill, management considered the results of both analyses and weighed them accordingly given market conditions and expectations. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of the marketing services reporting unit in our 2010 annual testing were: (a) expected cash flow for the period from 2011 to 2019; (b) a discount rate of 18.5%, which was based on management’s best estimate of the after-tax weighted average cost of capital; and (c) a 25% control premium. It is reasonably possible that changes in the judgments, assumptions and estimates we made in assessing the fair value of our goodwill could cause these or other reporting units to become impaired. There were no other reporting units that management deemed to have a reasonable risk of material impairment charge at this time.

Our 2008 evaluation resulted in an impairment loss of $19.7 million in the marketing services reporting unit in the fourth quarter based primarily upon diminished earnings and cash flow expectations for the lead generation business and lower residual valuation multiples existing in the present market conditions. The 2008 evaluation did not indicate impairment in any other reporting units.

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

Income taxes. We account for income taxes under the asset and liability method, whereby we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. We evaluate the need to establish a deferred tax asset valuation allowance based upon the amount of existing temporary differences, the period in which we expect to recover them and expected levels of taxable income. We establish a valuation allowance to reduce deferred tax assets when it is more-likely-than-not that we will not realize some or all of the deferred tax assets.

We recognize the effect of income tax positions only if sustaining those positions is more likely than not. We reflect changes in recognition or measurement of uncertain tax positions in the period in which a change in judgment occurs. We recognize interest and penalties, if any, related to uncertain tax positions in tax expense.

Useful lives of assets. We are required to estimate the useful lives of several asset classes, including capitalized data, internally developed software and other intangible assets. The estimation of useful lives requires a significant amount of judgment related to matters such as future changes in technology, legal issues related to allowable uses of data and other matters.

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005 through December 31, 2009. For the options granted in 2010, we used the Black-Scholes model to estimate the fair value. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

Currently, our primary means of stock-based compensation is granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record stock-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record stock-based compensation expense.

In addition to stock options and RSUs, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85% of the closing price on the last day of each month. We recognize an expense in the amount equal to the discount.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on our consolidated financial statements.

Pending Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using material unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on our consolidated financial statements.

Results of Operations

Overview

The majority of our revenues are associated with U.S. residential real estate and mortgage transactions and servicing. For the year ended December 31, 2010, 56.0% of our revenues related to real estate mortgage origination and non-default related servicing. Approximately 37.0% of our operating revenues in 2010 were generated by the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers’ Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations decreased approximately 22.5% in 2010 compared to 2009, and increased 26.1% in 2009 compared to 2008. Moreover, MBA estimates that mortgage applications declined 10.5% in 2010 compared to 2009 and increased 14.5% in 2009 compared to 2008. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading demand indicator. Due to the continued economic weakness, uncertainty on interest rates, and factors such as the cessation of the first-time homebuyers’ tax credit, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

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

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure was approximately 16.2% higher on December 31, 2010 compared to December 31, 2009 and was 65.9% higher on December 31, 2009, compared to December 31, 2008. Notwithstanding the prospect for short-term declines due to moratoria and the resolution by mortgage servicers of foreclosure documentation issues, based on our internal analysis and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure will continue to grow, which we believe will have a positive effect on our default-related revenues.

Business and information services segment operating revenues decreased 2.1% in 2010 compared to 2009 due to lower loan origination activity partially offset by the increase in default-related activity in the same period. Data and analytics segment operating revenues increased 4.0% in 2010 compared to 2009, as a result of higher levels of credit and risk management-related activity. Business and information segment operating revenues improved 21.3% in 2009 compared to 2008, due primarily to higher mortgage loan origination activity in 2009. Data and analytics segment operating revenues declined by 6.5% in 2009 compared to 2008 mainly due to lower property information and risk subscription revenues stemming from weakness in the residential real estate and securitization markets.

Our total operating expense decreased 4.2% in 2010 compared to 2009 and increased 6.0% in 2009 compared to 2008. GAAP requires that we include all of the corporate costs of FAC up to the Separation date in our income statement. For 2010, those net expenses totaled approximately $69.0 million (including Separation-related expenses of approximately $29.3 million) as compared to $95.9 million in 2009 (including Separation-related expenses totaling approximately $8.6 million), and $122.3 million in 2008. Included in operating expenses for 2008 was a goodwill impairment charge of $19.7 million related to our marketing services reporting unit recorded due to declines in the fair value of that business group.

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 41.2% for 2010, 33.6% for 2009 and 44.9% for 2008. The change in the effective rate in 2010 is primarily related to non-deductible transaction costs incurred in connection with the Separation. Income taxes included in equity in earnings of affiliates were $27.7 million for 2010, $32.4 million for 2009, and $15.8 million for 2008, with the changes driven by changes in the profitability of the investments in affiliates. For purposes of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of corporate and eliminations in equity in earnings of affiliates.

As discussed above, in 2010 we sold our employer and litigation services businesses and the results of operations for those businesses are included as discontinued operations for all years presented. The pre-tax loss from operations for these businesses was $168.8 million in 2010 which includes a $174 million goodwill impairment charge, compared to pre-tax income of $11.9 million in 2009, and $44.8 million in 2008. Global economic conditions, including domestic and international hiring levels, affect these businesses. According to the U.S. Department of Labor, the U.S. unemployment rate stood at approximately 9.4% at December 31, 2010, compared to 9.9% at December 31, 2009, and 5.8% at December 31, 2008.

Net income from continuing operations was $91.4 million for 2010, $120.8 million for 2009 and $34.0 million for 2008. Net income from continuing operations attributable to the Company was $53.7 million (or $0.48 per diluted share) for 2010, $63.2 million (or $0.66 per diluted share) for 2009 and net loss from continuing operations attributable to the Company was ($9.2) million (or ($0.10)) per diluted share) for 2008. Net income attributable to noncontrolling interests was $37.7 million for 2010, $57.6 million for 2009, and $43.2 million for 2008. Our net income from continuing operations for 2010 was primarily a function of (i) the impact of legacy FAC corporate costs totaling $69.0 million, (ii) a $14.5 million impairment charge on an investment in affiliate and (iii) the tax impact of the $15.9 million non-deductible Separation-related items.

The ongoing tightening of mortgage credit, delays in the default cycle and the general economic uncertainty continue to affect negatively the demand for many of our products and services. These conditions also continue to affect many of our customers. If these challenges persist for us and our customers in 2011, they could negatively affect our revenue, earnings and liquidity. For additional information related to our results of operations for each of our two reportable segments please see the discussions under “Business and Information Services,” and “Data and Analytics” below.

As mentioned above, our historical consolidated financial statements have been recast to account for FAFC and our employer and litigation services businesses as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of both as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows. The assets, liabilities and noncontrolling interests related to these businesses were reclassified and reflected as discontinued operations in the 2009 consolidated balance sheet.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Business and Information Services

				2010 vs. 2009		2009 vs. 2008
(in thousands, except percentages)	2010	2009	2008	$ Change	% Change	$ Change	% Change
Operating revenue	$892,063	$911,030	$751,087	$(18,967)	-2.1%	$159,943	21.3%
External cost of revenues	305,519	307,979	220,959	(2,460)	-0.8%	87,020	39.4%
Salaries and benefits	207,868	211,668	212,348	(3,800)	-1.8%	(680)	-0.3%
Other operating expenses	216,177	218,327	199,550	(2,150)	-1.0%	18,777	9.4%
Depreciation and amortization	22,656	25,096	23,094	(2,440)	-9.7%	2,002	8.7%
Total operating expenses	752,220	763,070	655,951	(10,850)	-1.4%	107,119	16.3%
Income from operations	139,843	147,960	95,136	(8,117)	-5.5%	52,824	55.5%
Total interest (expense), net	1,527	8,166	18,222	(6,639)	-81.3%	(10,056)	-55.2%
Gain (loss) on investment	2,170	(6,085)	31	8,255	135.7%	(6,116)	-19729.0%
Income (loss) from continuing
operations before income taxes	$143,540	$150,041	$113,389	$(6,501)	-4.3%	$36,652	32.3%
Provision for income taxes	-	-	-	-	-	-	-
Income (loss) from continuing operations
before equity in earnings of affiliates	$143,540	$150,041	$113,389	$(6,501)	-4.3%	$36,652	32.3%
Equity in earnings of affiliates	61,650	69,602	40,858	(7,952)	-11.4%	28,744	70.4%
Income from continuing operations	$205,190	$219,643	$154,247	$(14,453)	-6.6%	$65,396	42.4%

Income from continuing operations	$205,190	$219,643	$154,247	$(14,453)	-6.6%	$65,396	42.4%
Depreciation and amortization	22,656	25,096	23,094	(2,440)	-9.7%	2,002	8.7%
Total interest, net	(1,527)	(8,166)	(18,222)	6,639	-81.3%	10,056	-55.2%
EBITDA	$226,319	$236,573	$159,119	$(10,254)	-4.3%	$77,454	48.7%

Operating Revenues

Business and information services segment operating revenues declined 2.1% in 2010 compared to 2009, and increased 21.3% in 2009 compared to 2008. Acquisition activity contributed $22.3 million in 2010 and $88.4 million in 2009, to the segment’s total operating revenues.

Mortgage origination services group operating revenues totaled $463.0 million for 2010, $494.6 million for 2009, and $383.3 million for 2008 – representing a decrease of $31.6 million (6.4%) in 2010 compared to 2009 and an increase of $111.3 million (29.0%) in 2009 compared to 2008. Acquisition activity contributed $21.2 million in 2010 and $88.4 million in 2009 to the group’s total operating revenues. The 2010 revenue decrease, resulted primarily from lower overall mortgage originations, which reduced flood certification, appraisal and tax servicing volumes. Flood certification volumes declined further due to loss of a large customer to a competitor, partially offset by growth in sales of flood data to the insurance and oil & gas industries. Appraisal volumes were also negatively affected by market consolidations and increased internal capacity at one of our major customers, partially offset by the addition of several new customers within that business. Lastly, group operating revenues were impacted by a 2.9% increase in loans under tax service contract that are under a periodic billing model. For 2009 compared to 2008, revenue increases primarily reflected market share gains in many lines of business, including appraisal and tax services, combined with increased volumes due to higher loan origination volumes primarily from refinancing.

Default and technology services group operating revenues totaled $430.0 million for 2010, $416.4 million for 2009 and $367.8 million for 2008 – increases of $13.7 million (3.3%) in 2010 compared to 2009 and of $48.6 million (13.2%) in 2009 compared to 2008. Acquisition activity contributed $1.1 million to the group’s 2010 total operating revenues. Increases in foreclosures and seriously delinquent loan volumes drove 2010 and 2009 revenue growth by increasing demand for default-related products, including valuation, field and default services. In 2010, these improvements were partially offset by (i) declines in default-related valuation volumes from two of our major customers, (ii) our decision to exit some lower-margin relationships and (iii) revenue decreases in our second lien outsourcing business due to its lower servicing volumes.

External Cost of Revenues

Business and information services external cost of revenues were $305.5 million for 2010, $307.9 million for 2009 and $220.9 for 2008 – a decrease of $2.5 million (0.8%) in 2010 compared to 2009, and an increase of $87.0 million (39.4%) in 2009, compared to 2008. Acquisition activity contributed $13.2 million in 2010 and $61.4 million in 2009 to external cost of revenues.

Mortgage origination services group external cost of revenues totaled $95.5 million for 2010, $101.1 million for 2009 and $37.5 million for 2008 – a decrease of $5.6 million (5.6%) in 2010 compared to 2009, and an increase of $63.6 million (169.6%) in 2009 compared to 2008. Acquisition activity generated external cost of revenues of $13.2 million in 2010 and $61.4 million in 2009. Excluding the impact of acquisition-related volumes, the decline in external cost of revenues in 2010 compared to 2009 mainly reflects appraisal service volume declines and improved pricing for outside services. For 2009 compared to 2008, excluding the impact of acquisition activity, the increase in demand for appraisal services due to the increase in mortgage originations was the primary driver of this increase.

Default and technology services group external cost of revenues were $210.1 million for 2010, $206.9 million for 2009 and $183.5 million for 2008 – increases of $3.2 million (1.5%) for 2010 compared to 2009 and $23.4 million (12.8%) for 2009 compared to 2008. Both annual increases stemmed primarily from field service business revenue growth, offset partially by improved pricing for these services in 2010. These increases were further offset by a decline in outside fees related to default-related valuations due to the decline in volumes in that business in 2010. In 2009, increased volumes for default-related valuations due to the increase in market activity also contributed to the overall increase in external cost of revenues.

Salaries and Benefits

Business and information services segment salaries and benefits expenses were $207.9 million for 2010, $211.7 million for 2009 and $212.3 million for 2008 – decreases of $3.8 million (1.8%) for 2010 compared to 2009 and $0.7 million (0.3%) for 2009 compared to 2008. Acquisition activity generated salaries and benefits expense of $3.2 million in 2010 and $7.6 million in 2009.

Mortgage origination services group salaries and benefits were $152.3 million in 2010, $154.8 million in 2009 and $151.2 in 2008 – a decrease of 1.6% for 2010 compared to 2009 and an increase of 2.4% for 2009 compared to 2008. Acquisition activity generated $3.0 million in 2010 and $7.6 million in 2009 of salaries and benefits. Additionally, severance included in salaries and benefits totaled $1.3 million for 2010, $1.4 million for 2009 and $2.7 million for 2008. The overall net decreases, excluding the impact of severance and acquisition activity, are due to volume changes in certain businesses and overall efficiency improvements.

Default and technology services group salaries and benefits totaled $55.6 million for 2010, $56.8 million for 2009 and $61.2 million for 2008 – decreases of $1.1 million (2.0%) for 2010 compared to 2009 and $4.3 million (7.1%) for 2009 compared to 2008. Severance included in salaries and other personnel expense totaled $0.2 million in 2010, $0.4 million in 2009 and $0.6 million in 2008. The 2010 and 2009 decreases reflected (i) lower headcount at our second lien outsourcing business due to lower volumes and (ii) lower domestic headcount from continued off-shoring and other cost-containment initiatives.

Other Operating Expenses

Business and information services other operating expenses were $216.2 million for 2010, $218.3 million for 2009 and $199.6 million for 2008 – a decrease of $2.2 million (1.0%) for 2010 compared to 2009 and an increase of $18.8 million (9.4%) for 2009 compared to 2008. Acquisition activity generated $4.3 million in 2010 and $8.9 million in 2009 of other operating expenses.

Mortgage origination services group other operating expenses were $137.9 million for 2010, $136.8 million for 2009 and $124.3 million for 2008 – increases of $1.2 million (0.9%) for 2010 compared to 2009 and $12.4 million (10.0%) for 2009 compared to 2008. Acquisition activity accounted for $3.7 million and $8.9 million of other operation expenses for 2010 and 2009. After consideration of other operating expenses contributed by acquisition activity, the decline in other operating expenses was primarily due to lower tax service loss experience levels and lower operating costs due to efficiency improvements, partially offset by higher costs for increased use of off-shore services. For 2009 compared to 2008, the increase mainly related to higher bad debt expense and higher tax service loss experience, which offset the impact of lower costs due to efficiency improvements throughout the group.

Default and technology services group other operating expenses totaled $78.8 million for 2010, $81.6 million for 2009 and $75.2 million for 2008 – a decrease of 3.4% for 2010 compared to 2009 and an increase of 8.4% for 2009 compared to 2008. The 2010 decrease stemmed primarily from margin and efficiency improvement initiatives. The 2009 increase resulted from higher operating costs incurred to meet the increased volume of default-related transactions.

Depreciation and Amortization

Depreciation and amortization expense is not a meaningful balance for the business and information services segment.

Gain (Loss) on Investment

The 2010 gain on investments primarily represents a $3.4 million gain associated with the acquisition of a controlling interest in an investment that was previously accounted for as an investment in an affiliate and was offset by a $1.9 million loss associated with the dissolution of an investment in an affiliate. The 2009 loss primarily related to $5.4 million of impairment losses on investments in affiliates.

Equity in Earnings of Affiliates

Business and information services segment equity in earnings of affiliates totaled $61.6 million for 2010, $69.6 million for 2009 and $40.9 million for 2008, the majority of which was earned by the mortgage origination services group. Changes in loan origination activity, as several of our larger investments in affiliates are national joint ventures which are involved in loan settlement services, were the primary drivers of the decrease in 2010 compared to 2009 and the increase in 2009 compared to 2008. Equity in earnings of affiliates is not a meaningful balance for the default and technology services group.

Data and Analytics

				2010 vs. 2009		2009 vs. 2008
(in thousands, except percentages)	2010	2009	2008	$ Change	% Change	$ Change	% Change
Operating revenue	$704,878	$677,636	$724,442	$27,242	4.0%	$(46,806)	-6.5%
External cost of revenues	164,446	143,832	150,721	20,614	14.3%	(6,889)	-4.6%
Salaries and benefits	211,572	209,834	238,444	1,738	0.8%	(28,610)	-12.0%
Other operating expenses	149,037	126,660	140,449	22,377	17.7%	(13,789)	-9.8%
Depreciation and amortization	54,644	53,943	60,122	701	1.3%	(6,179)	-10.3%
Impairment loss	-	-	600	-	0.0%	(600)	-100.0%
Total operating expenses	579,699	534,269	590,336	45,430	8.5%	(56,067)	-9.5%
Income from operations	125,179	143,367	134,106	(18,188)	-12.7%	9,261	6.9%
Total interest (expense), net	(326)	(2,541)	(3,004)	2,215	-87.2%	463	-15.4%
Gain (loss) on investment	280	2,542	(6,903)	(2,262)	-89.0%	9,445	136.8%
Income (loss) from continuing operations before income taxes	$125,133	$143,368	$124,199	$(18,235)	-12.7%	$19,169	15.4%
Provision for income taxes	-	-	-	-	-	-	-
Income (loss) from continuing operations before equity in earnings of affiliates	$125,133	$143,368	$124,199	$(18,235)	-12.7%	$19,169	15.4%
Equity in earnings of affiliates	8,298	8,569	6,205	(271)	-3.2%	2,364	38.1%
Income from continuing operations	$133,431	$151,937	$130,404	$(18,506)	-12.2%	$21,533	16.5%

Income from continuing operations	$133,431	$151,937	$130,404	$(18,506)	-12.2%	$21,533	16.5%
Depreciation and amortization	54,644	53,943	60,722	701	1.3%	(6,779)	-11.2%
Total interest, net	326	2,541	3,004	(2,215)	-87.2%	(463)	-15.4%
EBITDA	$188,401	$208,421	$194,130	$(20,020)	-9.6%	$14,291	7.4%

Operating Revenues

Data and analytics segment operating revenues increased 4.0% in 2010 compared to 2009 and decreased 6.5% in 2009 compared to 2008. Acquisition activity contributed $2.6 million in 2010 and $1.0 million in 2009 to the segment’s total operating revenues.

The risk and fraud analytics group operating revenues totaled $394.4 million in 2010, $385.2 million in 2009 and $408.6 million in 2008 – an increase of $9.2 million (2.4%) for 2010 compared to 2009 and a decrease of $23.4 million (5.7%) for 2009 compared to 2008. Acquisition activity contributed $2.6 million in 2010 and $1.0 million in 2009 to the group’s total operating revenues. For 2010 compared to 2009, the increase in operating revenues reflected an increase in sales of existing product offerings due to market acceptance and demand (including fraud-related offerings) and 36% growth in our services revenues primarily related to risk management activities. These increases were offset by a decrease in legacy product lines that are at the end of their product lifecycles, a decline of 4% in licensing revenues driven by lower demand and higher customer cancellations due to the impact of negative market conditions on our customers and a decrease in analytics revenues due to lower mortgage originations. For 2009 compared to 2008, the decrease in revenues reflected declines in revenues from sales of property information (including custom fulfillment projects) driven predominantly by the impact of market conditions on the group’s mortgage banking and real estate customers. The consolidation of several large customers also impacted the group’s revenues.

Specialty finance solutions group operating revenues totaled $310.4 million for 2010, $292.4 million for 2009, and $315.9 million for 2008 – an increase of $18.0 million (6.2%) for 2010 compared to 2009 and a decrease of $23.4 million (7.4%) for 2009 compared to 2008. For 2010 compared to 2009, the increase in operating revenues reflects higher credit and income verification volumes due to increased mortgage activity, increased risk management activity by servicers and higher membership services volumes resulting from a key customer’s increased business, which were offset by a decrease in the volume of auto credit orders and a decline in revenues from MLS services due to the continued impact of negative market conditions on our realtor customer base. For 2009 compared to 2008, lower credit volumes primarily from the automotive sector as well as a decline in MLS-related revenues due to the downturn in real estate activity contributed to the decreases in operating revenues.

External Cost of Revenues

Data and analytics segment external cost of revenues was $164.4 million for 2010, $143.8 million for 2009 and $150.7 million for 2008 – an increase of $20.6 million (14.3%) for 2010 compared to 2009 and a decrease of $6.9 million (4.6%) for 2009 compared to 2008. The risk and fraud analytics group external cost of revenues was $36.4 million for 2010, $37.7 million for 2009 and $37.9 million for 2008 – decreases of $1.3 million (3.4%) for 2010 compared to 2009 and $0.2 million (0.5%) for 2009 compared to 2008. The 2010 decrease compared to 2009 was primarily due to a change in the product mix in the current year to products with lower associated royalty payments, partially offset by increased costs associated with the international expansion of our specialty borrowers’ credit reporting business. The change in external costs of revenues for the risk and fraud analytics group in 2009 compared to 2008 was not meaningful. Specialty finance solutions group external cost of revenues were $128.1 million for 2010, $106.2 million for 2009 and $112.9 million for 2008 – an increase of $21.9 million (20.6%) for 2010 compared to 2009 and a decrease of $6.7 million (5.9%) for 2009 compared to 2008. The increase in 2010 compared to 2009 was primarily the result of higher credit, membership services and verification volumes; the membership services and verification services have lower overall gross margins than our traditional credit reporting business. The decrease in 2009 compared to 2008 was primarily related to the lower overall volumes of credit activity, primarily automobile-related credit inquiries.

Salaries and Benefits

Data and analytics segment salaries and benefits were $211.6 million for 2010, $209.8 million for 2009 and $238.4 million for 2008 an increase of $1.7 million (0.8%) in 2010 and a decrease of $28.6 million (12.0%) in 2009. Acquisition activity contributed $1.9 million in 2010 and $2.1 million in 2009, to total salaries and benefits for the segment. Risk and fraud analytics group salaries and benefits were $140.2 million for 2010, $135.4 million for 2009 and $142.0 million for 2008. Acquisition activity contributed $1.9 million in 2010 and $2.1 million in 2009, to salaries and benefits expense. Additionally, severance included in salaries and other personnel expense totaled $1.3 million for 2010, $0.4 million for 2009 and $1.9 million for 2008. The 2010 increase for the risk and fraud analytics group primarily reflects an increase in headcount due to new product development and product enhancement. The 2009 decrease primarily reflects lower headcount in response to lower transaction volumes and reflects the results of cost containment initiatives undertaken by management in response to negative market conditions. Specialty finance solutions group salaries and benefits were $71.4 million for 2010, $74.5 million for 2009 and $96.5 million for 2008. Severance expense included in salaries and benefits totaled $0.6 million for 2010, $0.7 million for 2009 and $2.8 million for 2008. Lower headcount at the domestic credit solutions and MLS businesses in response to management’s cost containment initiatives and lower transaction volumes drove the 2010 and 2009 decreases.

Other Operating Expenses

Data and analytics segment other operating expenses were $149.0 million for 2010, $126.7 million for 2009 and $140.4 million for 2008 – an increase of $22.4 million (17.7%) for 2010 compared to 2009 and a decrease of $13.8 million (9.8%) for 2009 compared to 2008. Acquisition activity contributed $0.4 million in 2010 and $0.6 million in 2009. The risk and fraud analytics group had other operating expenses of $104.2 million for 2010, $85.2 million for 2009 and $91.5 million for 2008 – an increase of $19.0 million (22.3%) for 2010 compared to 2009 and a decrease of $6.3 million (6.9%) for 2009 compared to 2008. Acquisition activity contributed $0.4 million in 2010 and $0.6 million in 2009 of other operating expenses. For 2010 compared to 2009, the increase in operating expenses reflects increased levels of outside services attributed to ongoing litigation, higher off-shoring costs as we moved more of our development and operations overseas, and increased costs associated with higher rebranding and product costs for certain businesses. The results of management’s cost containment initiatives in response to negative market conditions in 2007 and 2008 drove the decrease in operating expenses for 2009. Other operating expenses related to the specialty finance solutions group were $44.8 million for 2010, $41.5 million for 2009 and $48.9 million for 2008 – an increase of $3.3 million (8.0%) for 2010 compared to 2009 and a decrease of $7.5 million (15.3%) for 2009 compared to 2008. The change in 2010 compared to 2009 was due to higher costs incurred related to servicing the higher levels of volumes of transactions as well as costs to further develop new products, particularly our income and employment verification products, and higher litigation fees. The decrease in 2009 compared to 2008 was a result of cost containment initiatives within the credit services businesses due to the decline in mortgage origination activity as well as restructuring charges in 2008 totaling $2.8 million.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense totaled $54.6 million for 2010, $53.9 million for 2009 and $60.1 million for 2008. Acquisition activity contributed $0.2 million in 2010 and $0.3 million in 2009. Fraud and risk solutions group depreciation and amortization expense totaled $42.1 million for 2010, $40.8 million for 2009, and $43.5 million for 2008 – an increase of $1.4 million (3.4%) for 2010 compared to 2009 and a decrease of $2.8 million (6.4%) for 2009 compared to 2008. The increase in 2010 related to higher levels of amortization of software, capitalized data and purchase accounting intangibles relative to the prior year while the decrease in 2009 compared to 2008 is primarily due to a $2.0 million software write-off in 2008. Specialty finance solutions group depreciation and amortization expense totaled $12.5 million for 2010, $13.2 million for 2009 and $16.6 million for 2008 – a decrease of $0.7 million (5.2%) for 2010 compared to 2009 and a decrease of $3.4 million (20.4%) for 2009 compared to 2008. Lower levels of asset write-offs in 2010 compared to 2009 contributed to the 2010 decrease while lower levels of depreciable assets in 2009 compared to 2008 contributed to the 2009 decrease.

Gain (Loss) on Investment

The data and analytics segment gain on investments in 2010 was not significant. The gain on investments in 2009 primarily relates to the $2.9 million gain from the acquisition of a controlling interest in an investment previously accounted for as an investment in an affiliate. The 2008 losses of $3.6 million on investment securities in the fraud and risk solutions group and losses of $3.3 million in the credit services group related to the sale of an investment asset in 2008.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $8.3 million for 2010, $8.6 million for 2009 and $6.2 million for 2008. Risk and fraud analytics group equity in earnings of affiliates was $4.2 million for 2010, $0.4 million for 2009 and $0.8 million for 2008. The increase in 2010 compared to 2009 was driven by stronger profitability of our investment in RP Data Limited as well as improved performance by one of our investments that provides valuation-related services. The change in 2009 compared to 2008 is not meaningful. The specialty finance group equity in earnings of affiliates totaled $4.1 million for 2010, $8.2 million for 2009 and $5.5 million for 2008. The changes in both years were related to changes in the profitability of our credit-related investment in affiliates due to changes in market demand for credit-related products.

Corporate and Eliminations

				2010 vs. 2009		2009 vs. 2008
(in thousands, except percentages)	2010	2009	2008	$ Change	% Change	$ Change	% Change
Operating revenue	$26,331	$112,026	$67,459	$(85,695)	-76.5%	$44,567	66.1%
External cost of revenues	36,883	80,748	50,715	(43,865)	-54.3%	30,033	59.2%
Salaries and benefits	159,313	187,177	189,951	(27,864)	-14.9%	(2,774)	-1.5%
Other operating expenses	(60,110)	(46,137)	(83,875)	(13,973)	30.3%	37,738	-45.0%
Depreciation and amortization	28,919	44,943	53,430	(16,024)	-35.7%	(8,487)	-15.9%
Impairment loss	-	-	19,134	-	0.0%	(19,134)	-100.0%
Total operating expenses	165,005	266,731	229,355	(101,726)	-38.1%	37,376	16.3%
Income from operations	(138,674)	(154,705)	(161,896)	16,031	-10.4%	7,191	-4.4%
Total interest (expense), net	(31,614)	(35,586)	(54,032)	3,972	-11.2%	18,446	-34.1%
Loss on investment	(13,335)	(2,390)	574	(10,945)	457.9%	(2,964)	-516.4%
Income (loss) from continuing operations before income taxes	$(183,623)	$(192,681)	$(215,354)	$9,058	-4.7%	$22,673	-10.5%
Provision for income taxes	35,313	28,644	11,917	6,669	23.3%	16,727	140.4%
Income (loss) from continuing operations before equity in earnings of affiliates	$(218,936)	$(221,325)	$(227,271)	$2,389	-1.1%	$5,946	-2.6%
Equity in earnings of affiliates	(28,307)	(29,452)	(23,423)	1,145	-3.9%	(6,029)	25.7%
Income from continuing operations	$(247,243)	$(250,777)	$(250,694)	$3,534	-1.4%	$(83)	0.0%

Income from continuing operations	$(183,623)	$(192,681)	$(215,354)	$9,058	-4.7%	$22,673	-10.5%
Depreciation and amortization	28,919	44,943	72,564	(16,024)	-35.7%	(27,621)	-38.1%
Total interest, net	31,614	35,586	54,032	(3,972)	-11.2%	(18,446)	-34.1%
EBITDA	$(123,090)	$(112,152)	$(88,758)	$(10,938)	9.8%	$(23,394)	26.4%

Operating Revenues

Operating revenues for the corporate and eliminations group were $26.3 million for 2010, $112.0 million for 2009 and $67.4 million for 2008 – a decrease of $85.7 million (76.5%) for 2010 compared to 2009 and an increase of $44.6 million (66.1%) for 2009 compared to 2008. Intercompany revenue eliminations related to our operating segments totalled ($25.0) million in 2010, ($34.0) million in 2009 and ($38.0) million in 2008. Offsetting the decline in eliminations, the 2010 decrease primarily relates to (i) decreased revenues in our marketing services business due to a change in the mix of marketing initiatives pursued for customers in order to improve margins and minimize collection risks and (ii) reduced off-shoring services to FAFC subsequent to a demerger of our Indian operations prior to the Separation.  In addition to the decline in revenue eliminations, the 2009 increase primarily relates to the successful identification and execution of new marketing techniques within the health and beauty vertical of our marketing services business.

External Cost of Revenues

Corporate and eliminations group external cost of revenue was $36.9 million for 2010, $80.7 million for 2009 and $50.7 million for 2008 – a decrease of $43.9 million (54.3%) for 2010 compared to 2009 and an increase of $30.0 million (59.2%) for 2009 compared to 2008. The 2010 decrease primarily relates to a decrease in overall levels of lead generation activity. This is consistent with revenue declines in our marketing services business. The 2009 increase primarily relates to increases in overall levels of lead generation activity, which is consistent with revenue increases in our marketing services business.

Salaries and Benefits

Corporate and eliminations group salaries and benefits were $159.3 million for 2010, $187.2 million for 2009 and $189.9 million for 2008 – a decrease of $27.9 million (14.9%) for 2010 compared to 2009 and $2.8 million (1.5%) for 2009 compared to 2008. The 2010 decrease was primarily attributable to (i) reduced corporate staffing due to the movement of corporate personnel to FAFC in connection with the Separation and the integration of legacy First Advantage Corporation (“FADV”) corporate personnel and (ii) reduced stock-based compensation expense of approximately $9.1 million due to the accelerated vesting of FADV shares in connection with our tender offer in 2009. The 2009 decrease is primarily attributable to corporate staffing reductions related to changes in technology initiatives, offset by the incremental stock-based compensation expense associated with the accelerated vesting of FADV shares in connection with the 2009 tender offer.

Other Operating Expenses

Corporate and eliminations group operating expenses were ($60.1) million for 2010, ($46.1) million for 2009 and ($83.9) million for 2008 – a decrease of $13.9 million (30.3%) for 2010 compared to 2009 and an increase of $37.7 million (45.0%) for 2009 compared to 2008. Corporate and eliminations other operating expenses includes eliminations for internal cost of sales of ($25.0) million in 2010, ($34.0) million in 2009, and ($38.0) million in 2008, and corporate expense allocations to the businesses for various shared service costs such as executive management and technology infrastructure costs of ($179.8) million in 2010, ($202.8) million in 2009, and ($204.4) million in 2008.  In addition to the changes in these allocations, the 2010 decrease primarily relates to reduced off-shoring services to FAFC subsequent to a demerger of our Indian operations prior to the Separation, offset by net incremental increases in professional fees and services principally due to the Separation totaling $16.8 million. The 2009 increase was primarily due to a decrease in allocated labor costs, higher bad debt expenses in our lead generation business and incremental professional fees and services associated with the FAFC Separation and FADV tender offer totaling $13.7 million.

Depreciation and Amortization

Corporate and eliminations group depreciation and amortization expense decreased $16.0 million (35.7%) in 2010 compared to 2009 and $8.5 million (15.9%) in 2009 compared to 2008. The 2010 decrease primarily related to a corporate software write-off in 2009. The 2009 decrease primarily related to corporate software write-offs and leasehold improvements associated with restructuring plans, offset by a corporate software write-off in 2009.

Impairment Loss

The impairment loss of $19.1 million in 2008 relates to goodwill impairment charges taken on our marketing services group, to reflect declines in the estimated fair value of the reporting unit’s goodwill relative to the book value of the goodwill.

As of the date of our 2010 annual impairment review, the marketing services reporting unit included $123.3 million of goodwill. The fair value of this reporting unit under the income value approach was below the carrying value of the reporting unit’s book value by approximately 10% and the fair value under the market value approach exceeded the reporting unit’s book value by 11%. In assessing the realizability of goodwill, management considered the results of both analyses and weighed them accordingly given market conditions and expectations. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of the marketing services reporting unit in our 2010 annual testing were: (a) expected cash flow for the period from 2011 to 2019; (b) a discount rate of 18.5%, which was based on management’s best estimate of the after-tax weighted average cost of capital; and (c) a 25% control premium. It is reasonably possible that changes in the judgments, assumptions and estimates we made in assessing the fair value of our goodwill could cause these or other reporting units to become impaired. There were no other reporting units that management deemed to have a reasonable risk of material impairment charge at this time.

Total Interest, net

Net interest expense was $31.6 million for 2010, $35.6 million for 2009 and $54.0 million for 2008 – a decrease of $4.0 million (11.2%) for 2010 compared to 2009, and $18.4 million (34.1%) for 2009 compared to 2008. The 2010 decrease primarily related to the discontinuance of providing interest income credits (and therefore corporate interest expense) to our business groups in 2010, partially offset by higher average external debt balances outstanding for the year. The 2009 decrease primarily related to a reduction in interest income allocations to our business groups and reductions in market interest rates on our variable rate line of credit.

Equity in Earnings of Affiliates

Corporate and eliminations group equity in earnings of affiliates increased $1.1 million in 2010 and decreased $6.0 million in 2009. The corporate and eliminations group records income tax expense on the earnings from our investment in affiliates. The 2010 increase is primarily attributable to reduced income tax expense of $4.7 million on 2010 equity in earnings of affiliates, offset by a year-over-year reduction of equity in earnings from corporate joint venture assets. The 2009 decrease is primarily attributable to increased income tax expense of $16.6 million on 2009 equity in earnings of affiliates, offset by a year-over-year increase of equity in earnings of affiliates.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

(in thousands)	2010	2009	2008
Taxes calculated at federal rate	$53,526	$63,649	$21,572
State taxes, net of federal benefit	10,511	13,982	13,574
Tax effect of noncontrolling interests	(10,521)	(17,633)	(11,015)
Foreign taxes (less than) in excess of federal rate	(1,088)	(94)	1,085
Non-deductible expenses, including spin-related	6,478	487	749
Impairment of non-deductible goodwill	-	-	6,778
Dividends received deduction	-	(675)	(1,320)
Change in uncertain tax positions	1,351	570	(8,251)
Other items, net	2,798	771	4,505
	$63,055	$61,057	$27,677

Our effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 41.2% for 2010, 33.6% for 2009 and 44.9% for 2008. The change in the effective income tax rate from 2008 to 2009 was primarily due to a goodwill impairment charge in 2008 for which no corresponding tax benefit was recognized. The change in the effective income tax rate from 2009 to 2010 was primarily attributable to non-deductible transaction costs incurred in connection with the Separation. Included in income taxes above are taxes included as a component of equity in earnings of affiliates totalling $27.7 million for 2010, $32.4 million for 2009 and $15.8 million for 2008, with the changes driven by changes in the profitability of the investments in affiliates. For purposes of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of corporate and eliminations in the equity in earnings of affiliates.

A large portion of our net income attributable to noncontrolling interest relates to a limited liability company subsidiary, which for tax purposes is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

Net income from continuing operations and net (loss) income attributable to CoreLogic

Net income from continuing operations was $91.4 million for 2010, $120.8 million for 2009 and $34.0 million for 2008. Net loss attributable to the Company was $67.3 million (or ($0.60) per diluted share) for 2010 compared to net income attributable to the Company of $199.7 million (or $2.09 per diluted share) for 2009 and net loss attributable to the Company of $26.3 million (or ($0.28) per diluted share) for 2008. Net income attributable to noncontrolling interests was $37.7 million for 2010, $57.6 million for 2009 and $43.2 million for 2008. The net impact of errors related to out-of-period expenses recorded in 2010 totaled incremental expenses of $1.1 million, or $0.01 per diluted share. We have evaluated the impact of these errors relative to the current and prior periods, individually and in the aggregate, and we do not consider the impact to be material.

Net (loss) income and per share information are summarized as follows (see Note 11-Earnings (Loss) Per Share to the consolidated financial statements):

(in thousands, except per share amounts)	2010	2009	2008
Income from continuing operations attributable to CoreLogic, Inc. ("CLGX") stockholders, net of tax	$53,708	$63,165	$(9,205)
(Loss) income from discontinued operations attributable to CLGX stockholders, net of tax	(102,053)	136,486	(17,115)
Loss on sale of discontinued operations	(18,985)	-	-
Net (loss) income attributable to CLGX	$(67,330)	$199,651	$(26,320)
Basic income per share:
Income from continuing operations attributable to CLGX stockholders, net of tax	$0.49	$0.67	$(0.10)
(Loss) income from discontinued operations attributable to CLGX stockholders, net of tax	(0.92)	1.44	(0.18)
Loss on sale of discontinued operations	(0.17)	-	-
Net (loss) income attributable to CLGX	$(0.60)	$2.11	$(0.28)
Diluted income per share:
Income from continuing operations attributable to CLGX stockholders, net of tax	$0.48	$0.66	$(0.10)
(Loss) income from discontinued operations attributable to CLGX stockholders, net of tax	(0.91)	1.43	(0.18)
Loss on sale of discontinued operations	(0.17)	-	-
Net (loss) income attributable to CLGX	$(0.60)	$2.09	$(0.28)
Weighted-average shares:
Basic	111,529	94,551	92,516
Diluted	112,363	95,478	92,516

Liquidity and Capital Resources

Total cash and cash equivalents decreased $20.4 million in 2010 compared to 2009 and increased $180.4 million in 2009 compared to 2008. The 2010 decrease was due primarily to purchases of redeemable noncontrolling interests, cash used by discontinued operations, capital expenditures, increases in restricted cash and repayment of debt. The uses were partially offset by positive cash flow from operations (which were negatively impacted by legacy FAC corporate costs and the tax impacts of the Separation) and net cash from investments, including proceeds of $265.0 million from the sale of the employer and litigation services businesses. Cash generated by operations for the year, offset by purchases of investment securities, cash paid for acquisitions and capital expenditures, contributed primarily to the 2009 increase of $180.4 million.

Due to our liquid-asset position, our ability to generate cash flows from operations and the capacity under our revolving credit facility, we believe that our resources are sufficient to satisfy our anticipated operational cash requirements, debt service and other contractual obligations (including acquisition-related commitments) through the next twelve months.

We do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with debt covenants and capital requirements.

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total noncontrolling interests) in exchange for a cash payment of $72.0 million, and agreed to acquire the remaining half of the noncontrolling interests in March 2011 in exchange for additional consideration of $72.0 million. The remaining $72.0 million of the noncontrolling interests is classified as “mandatorily redeemable noncontrolling interests” in the liabilities section of our consolidated balance sheets. In February 2011, we agreed to pay all of the additional consideration in cash and we closed the transaction.

In April 2010, we exercised our call option for Experian Information Solutions Inc.’s ownership interest in the CoreLogic Real Estate Solutions joint venture. We paid the remaining cash purchase price of $313.8 million on December 31, 2010. We are required to make a final profit distribution of $4.2 million and tax distribution, based on the fourth quarter profitability of the joint venture, in the first quarter of 2011.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011, under the terms of our existing authorized stock repurchase plan. During 2010, we repurchased $30.2 million of common stock under this program and have $69.8 million total remaining authorization under this program. In February 2011, we amended our credit facility to remove the annual limitations on stock repurchases and provide an incremental $100.0 million of repurchase capacity. Based on this amendment, we now have the ability to repurchase $320.0 million of our common stock with no annual limits.

Credit Agreement

On April 12, 2010, we signed and closed a third amended and restated credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Securities and a syndicate of lenders. JPMorgan also served as administrative agent and collateral agent.

The Credit Agreement amended and restated our second amended and restated credit agreement dated as of November 16, 2009. We used proceeds from the extensions of credit under the Credit Agreement for working capital and other general corporate purposes.

The Credit Agreement consists of a $350.0 million, six-year term loan facility, expiring April 12, 2016, and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full as of the closing date and we used the proceeds to settle the cash tender offers discussed below, as well as to pay down amounts owed on the previous revolving credit facility. The revolving loan commitments are scheduled to terminate on July 11, 2012.

The Credit Agreement provides for the ability to increase the term loan facility by $200 million provided that the total credit exposure under the Credit Agreement does not exceed $1.05 billion in the aggregate.

At December 31, 2010 we had $200.0 million outstanding under our revolving line of credit and $300.0 million of borrowing capacity available on our revolving line of credit. Subsequent to December 31, 2010, we paid down the $200.0 million outstanding balance on the revolving line of credit. The revolving loan commitments are scheduled to terminate on July 11, 2012. We pay an annual commitment fee of 50 basis points on the unused portion of the revolving facility.

To secure our obligations under the Credit Agreement, the Company and the Guarantors (as defined below, collectively, (the “Loan Parties”)) have granted JPMorgan, as collateral agent, a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1 million or more. In addition, our obligations under the Credit Agreement are guaranteed by our subsidiaries that comprise at least 95% of our total U.S. assets (the “Guarantors”).

The term loan is subject to mandatory repayment that commenced on September 30, 2010 and continues on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to prepayment from (i) the net proceeds (as defined in the Credit Agreement) of certain debt incurred or issued by any Loan Party (as defined in the Credit Agreement), (ii) a percentage of excess cash flow (as defined in the Credit Agreement)) (unless our leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any Loan Party from certain assets sales and recovery events.

At our election, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the greatest of (a) JPMorgan’s “prime rate”, (b) the Federal Funds effective rate plus 0.5% and (c) the reserve adjusted London interbank offering rate for a one month Eurodollar borrowing plus 1.0%) (the “Alternate Base Rate”) plus the CoreLogic Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurodollar borrowings (the “LIBO Rate”) adjusted for statutory reserves (the “Adjusted LIBO Rate”), provided that the minimum LIBO Rate with respect to any term loan shall not be less than 1.50%, plus the CoreLogic Applicable Rate. We may select interest periods of one, two, three or six months or, if all lenders agree, nine or twelve months for Eurodollar borrowings of revolving loans. The initial interest period for the term loans is one month. At the end of the initial one-month period, we may select interest periods of three or six months or, if all lenders agree, one, two, nine or twelve months for Eurodollar borrowings of term loans.

The Applicable Rate varies depending upon our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum Applicable Rate is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum Applicable Rate is 3.25%. As of December 31, 2010, the effective rate for the term loans was 4.75%.

In October 2010, we entered into an amortizing interest rate swap transaction (the “Swap”) that terminates in April 2016. The Swap was for an initial notional balance of $348.3 million and amortizes quarterly by $875,000, through March 31, 2016 with the outstanding notional balance amortizing on April 12, 2016. Under the terms of the Swap, we pay a fixed interest rate of 2.43% and the counterparties pay three month LIBOR, subject to a 1.50% floor interest rate. In 2010, we recognized a $5.1 million gain in other comprehensive income related to the Swap. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2010, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

The Credit Agreement includes representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default, all of which are customary for financings of this type.

At December 31, 2010, we had available lines of credit under the Credit Agreement of $300.0 million, and were in compliance with the financial covenants of our loan agreements. Subsequent to December 31, 2010, we paid down the $200.0 million outstanding under our revolving line of credit.

The Tender Offer

On April 12, 2010, we announced that we were (i) commencing cash tender offers for our outstanding $100.0 million 7.55% senior debentures due 2028, our $150.0 million 5.7% senior notes due 2014 and the $100.0 million 8.5% capital securities of First American Capital Trust I due 2012, as well as the $40 million PREFERRED PLUS 7.55% trust certificates issued by the PREFERRED PLUS Trust Series Far-1 due 2028 (collectively, the “Existing Notes”), and (ii) soliciting consents from the holders of certain of the Existing Notes to amend the indentures under which those Existing Notes were issued to expressly affirm that the Separation does not conflict with the terms of the indentures.

On April 27, 2010, we announced that we had received tenders and accompanying consents from the holders of 99.0% of our 5.7% senior notes due 2014 and the holders of 64.0% of the 8.5% capital securities of First American Capital Trust I due 2012. On May 10, 2010, we announced that the holders of 50.0% of the 7.55% senior debentures due 2028 tendered valid consents. Accordingly, we received the requisite approvals and amended the related indentures.

The tender offers expired on May 12, 2010. Holders of 99.2% of our 5.7% senior notes due 2014, the holders of 65.2 % of the 8.5% capital securities of First American Capital Trust I due 2012, the holders of 40.35% of the 7.55% senior debentures due 2028 and the holders of 48.5% of the PREFERRED PLUS 7.55% trust certificates tendered their senior notes and capital securities to the Company as of December 31, 2010.

We included consent fees in connection with the tender offer totaling $2.7 million in other operating expenses for the year ended December 31, 2010.

Availability of Additional Liquidity

Our access to additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our ability to satisfy the conditions contained in our Credit Agreement that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition or strength, including a significant decrease in our profitability or cash flows or a material increase in our leverage could adversely affect our ability to access these markets and/or increase our cost of borrowings.

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2010, is as follows:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$48,602	$40,228	$25,465	$16,912	$14,399	$15,646	$161,252
Mandatorily redeemable noncontrolling interests (1)	72,000	-	-	-	-	-	72,000
Distributions to Experian	4,200	-	-	-	-	-	4,200
Long-term debt and capital leases	233,845	67,947	9,178	7,568	6,528	395,823	720,889
Interest payments related to debt (2)	26,887	22,901	20,927	20,520	20,130	63,682	175,047
Total (3)	$385,534	$131,076	$55,570	$45,000	$41,057	$475,151	$1,133,388

(1) Mandatorily redeemable noncontrolling interest is payable in cash.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(3) Excludes a net tax liability of $5.0 million related to uncertain tax positions due to uncertainty of payment period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2010, we had approximately $720.9 million in long-term debt outstanding, of which $548.3 million was variable interest rate debt. We have entered into interest rate swap transactions which converted the interest rate exposure on $348.3 million of our floating rate debt from variable to fixed rate. The remainder of our variable-rate borrowings primarily relate to amounts outstanding under our revolving line of credit of $200.0 million at December 31, 2010, which bear interest at variable rates based on the Alternate Base Rate plus the CoreLogic Applicable Rate as defined in our Credit Agreement. We performed a sensitivity analysis based on the amount outstanding on the revolving line of credit at December 31, 2010, assuming no changes in the level of borrowings outstanding during the year and that the change in interest rates is applicable for the entire year. Based on our analysis, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $2.0 million, excluding the impact of the interest rate swap.

The Applicable Rate varies depending upon our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum is 3.25%.

In October 2010, we entered into interest rate swap agreements with various counterparties to remove the interest rate floor and convert the variable rate borrowings on our $350.0 million term loan facility to a fixed rate. At December 31, 2010, the weighted average fixed rate on the swaps was 2.42%. At December 31, 2010, there was $348.3 million outstanding on the term loan facility.

We currently do not have material market risk from fluctuations in foreign currency exchange rates or equity prices. Also, we do not enter into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Annual Report on Form 10-K supersede the information included in our press release attached as an exhibit to our Form 8-K furnished to the Securities and Exchange Commission on February 24, 2011.

We have one significant subsidiary. The summary result of our significant subsidiary are disclosed in Note 6 – Investment in affiliates.  The audited financials of our significant subsidiary will be filed as an exhibit to our Form 10-K prior to the 30 day deadline.

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CoreLogic, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoreLogic, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

PricewaterhouseCoopers LLP
Orange County, California
March 14, 2011

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

(in thousands, except par value)
Assets	2010	2009
Current assets:
Cash and cash equivalents	$447,145	$467,510
Restricted cash	21,095	-
Accounts receivable (less allowance for doubtful accounts of $27,512 and $26,976 in 2010 and 2009, respectively)	217,351	207,371
Prepaid expenses and other current assets	44,543	49,931
Income tax receivable	30,587	69,362
Deferred income tax assets, current	19,835	13,810
Marketable securities	75,221	77,841
Due from First American Financial Corporation ("FAFC"), net	-	14,152
Assets of discontinued operations (Note 19)	-	5,665,562
Total current assets	855,777	6,565,539
Property and equipment, net	211,450	219,864
Goodwill	1,444,993	1,432,037
Other identifiable intangible assets, net	132,689	153,545
Capitalized data and database costs, net	211,331	204,180
Investment in affiliates	165,709	169,900
Deferred income tax assets, long-term	17,000	-
Other assets	180,883	86,654
Total assets	$3,219,832	$8,831,719
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$137,578	$146,237
Accrued salaries and benefits	81,949	126,344
Deferred revenue, current	186,558	203,445
Mandatorily redeemable noncontrolling interests	72,000	-
Current portion of long-term debt	233,452	35,393
Due to First American Financial Corporation ("FAFC"), net	18,097	-
Liabilities of discontinued operations (Note 19)	-	3,618,515
Total current liabilities	729,634	4,129,934
Long-term debt, net of current portion	487,437	535,064
Deferred revenue, net of current portion	350,827	356,712
Deferred income tax liabilities	994	73,946
Other liabilities	104,245	107,959
Total liabilities	1,673,137	5,203,615

Redeemable noncontrolling interests	-	458,847
Commitments and contingencies (Note 15)
Equity:
CoreLogic, Inc.'s (CLGX) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.00001 par value; 178,363 shares authorized; 115,499 and 103,283 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1	1
Additional paid-in capital	1,229,806	1,104,587
Retained earnings	298,590	2,217,505
Accumulated other comprehensive income (loss)	15,943	(167,798)
Total CLGX's stockholders' equity	1,544,340	3,154,295
Noncontrolling interests	2,355	14,962
Total equity	1,546,695	3,169,257
Total liabilities and equity	$3,219,832	$8,831,719

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)	2010	2009	2008
Operating revenue	$1,623,272	$1,700,692	$1,542,988
External cost of revenue	506,848	532,559	422,395
Salaries and benefits	578,753	608,679	640,743
Other operating expenses	305,104	298,850	256,124
Depreciation and amortization	106,219	123,982	136,646
Impairment loss	-	-	19,734
Total operating expenses	1,496,924	1,564,070	1,475,642
Income from operations	126,348	136,622	67,346
Interest (expense) income:
Interest income	4,284	5,701	6,007
Interest expense	(34,697)	(35,662)	(44,821)
Total interest (expense), net	(30,413)	(29,961)	(38,814)
Loss on investments	(10,885)	(5,933)	(6,298)
Income from continuing operations before equity in earnings of affiliates and income taxes	85,050	100,728	22,234
Provision for income taxes	35,313	28,644	11,917
Income from continuing operations before equity in earnings of affiliates	49,737	72,084	10,317
Equity in earnings of affiliates, net of tax	41,641	48,719	23,640
Income from continuing operations	91,378	120,803	33,957
(Loss) income from discontinued operations, net of tax	(102,053)	136,486	(17,115)
Loss on sale of discontinued operations, net of tax	(18,985)	-	-
Net (loss) income	(29,660)	257,289	16,842
Less: Net income attributable to noncontrolling interests	37,670	57,638	43,162
Net (loss) income attributable to CLGX	$(67,330)	$199,651	$(26,320)
Amounts attributable to CLGX stockholders:
Income (loss) from continuing operations, net of taxes	$53,708	$63,165	$(9,205)
(Loss) income from discontinued operations, net of tax	(102,053)	136,486	(17,115)
Loss on sale of discontinued operations, net of tax	(18,985)	-	-
Net (loss) income	$(67,330)	$199,651	$(26,320)
Basic (loss) income per share:
Income (loss) from continuing operations attributable to CLGX stockholders, net of tax	$0.49	$0.67	$(0.10)
(Loss) income from discontinued operations, net of tax	(0.92)	1.44	(0.18)
Loss on sale of discontinued operations, net of tax	(0.17)	-	-
Net (loss) income attributable to CLGX	$(0.60)	$2.11	$(0.28)
Diluted (loss) income per share:
Income (loss) from continuing operations attributable to CLGX stockholders, net of tax	$0.48	$0.66	$(0.10)
(Loss) income from discontinued operations, net of tax	(0.91)	1.43	(0.18)
Loss on sale of discontinued operations, net of tax	(0.17)	-	-
Net (loss) income attributable to CLGX	$(0.60)	$2.09	$(0.28)
Weighted-average common shares outstanding:
Basic	111,529	94,551	92,516
Diluted	112,363	95,478	92,516

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive (Loss) Income
For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)	2010	2009	2008
Net (loss) income attributable to CLGX	$(67,330)	$199,651	$(26,320)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	2,086	12,348	(40,979)
Unrealized gain on interest rate swap	2,990	-	-
Foreign currency translation adjustments	(547)	411	(621)
Supplemental Benefit Plans adjustments	8,302	170	(7,467)
Total other comprehensive income (loss) , net of tax	12,831	12,929	(49,067)
Comprehensive (loss) income	(54,499)	212,580	(75,387)
Less: Comprehensive (loss) income attributable to the noncontrolling interests	(17)	3,729	(10,760)
Comprehensive (loss) income attributable to CLGX	$(54,482)	$208,851	$(64,627)

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests (1)	Total
Balance at January 1, 2008	91,830	$1	$854,563	$2,205,994	$(85,160)	$685,334	$3,660,732
Net (loss) income for 2008	-	-	-	(26,320)	-	54,685	28,365
Dividends on common shares	-	-	-	(81,542)	-	-	(81,542)
Shares issued in connection with acquisitions	125	-	3,588	-	-	-	3,588
Shares issued in connection with share-based compensation	1,008	-	20,753	-	-	-	20,753
Tax expense related to stock options	-	-	-	-	-	-	-
Share-based compensation	-	-	14,479	-	-	-	14,479
Restricted stock unit dividend equivalents	-	-	807	(807)	-	-	-
Dividends paid deduction	-	-		2,329	-	-	2,329
Sale of subsidiary shares to/other increases in noncontrolling interests	-	-	-	-	-	30,006	30,006
Purchase of subsidiary shares from/other decreases in noncontrolling interests	-	-	-	-	-	(31,241)	(31,241)
Distributions to noncontrolling interests	-	-	-	-	-	(36,002)	(36,002)
Other comprehensive loss	-	-	-	-	(211,035)	(15,201)	(226,236)
Balance at December 31, 2008	92,963	$1	$894,190	$2,099,654	$(296,195)	$687,581	$3,385,231
Net income for 2009	-	-	-	199,651	-	69,525	269,176
Dividends on common shares	-	-	-	(84,349)	-	-	(84,349)
Shares issued in connection with acquisitions	9,497	-	311,264	-	-	-	311,264
Shares issued in connection with share-based compensation	823	-	12,601	-	-	-	12,601
Share-based compensation	-	-	24,067	-	-		24,067
Restricted stock unit dividend equivalents	-	-	1,146	(1,146)		-	-
Dividends paid deduction	-	-	-	3,695	-	-	3,695
Reclassification to redeemable noncontrolling interests	-	-	-	-	-	(332,964)	(332,964)
Purchase of subsidiary shares from/other decreases in noncontrolling interests	-	-	(12,798)	-	-	(384,523)	(397,321)
Sale of subsidiary shares to/other increases in noncontrolling interests	-	-	-	-	-	12,347	12,347
Distributions to noncontrolling interests	-	-	-	-	-	(40,903)	(40,903)
Adjust redeemable noncontrolling interests to redemption value	-	-	(125,883)	-	-	-	(125,883)
Other comprehensive income	-	-	-	-	128,397	3,899	132,296
Balance at December 31, 2009	103,283	$1	$1,104,587	$2,217,505	$(167,798)	$14,962	$3,169,257
Net loss for 2010	-	-	-	(67,330)	-	(147)	(67,477)
Spin-off distribution of FAFC	-	-	-	(1,828,605)	163,612	(13,277)	(1,678,270)
Purchase of CLGX shares	(1,637)	-	(30,171)	-	-	-	(30,171)
Shares and capital issued to FAFC	12,933	-	-	-	-	-	-
Dividends on common shares	-	-	-	(22,657)	-	-	(22,657)
Shares issued in connection with share-based compensation	920	-	6,997	-	-	-	6,997
Share-based compensation	-	-	19,260	-	-	-	19,260
Restricted stock unit dividend equivalents	-	-	323	(323)	-	-	-
Purchase of subsidiary shares from and other decreases in noncontrolling interests	-	-	(3,266)	-	-	(3,271)	(6,537)
Sale of subsidiary shares to and other increases in noncontrolling interests	-	-	-	-	-	2,363	2,363
Distributions to noncontrolling interests	-	-	-	-	-	(355)	(355)
Adjust redeemable noncontrolling interests to redemption value	-	-	11,273	-	-	-	11,273
Tax impact of buy-in of noncontrolling interest	-	-	120,803	-	-	-	120,803
Transfer of other comprehensive income to discontinued operations	-	-	-	-	(6,962)	-	(6,962)
Other comprehensive income	-	-	-	-	27,091	2,080	29,171
Balance at December 31, 2010	115,499	$1	$1,229,806	$298,590	$15,943	$2,355	$1,546,695

(1)            Excludes amounts related to mandatorily redeemable noncontrolling interests included in current liabilities and redeemable noncontrolling interests recorded in the mezzanine section of our consolidated balance sheets. See Note 16- Redeemable Noncontrolling Interests to the consolidated financial statements for a summary of the changes in redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(29,660)	$257,289	$16,842
(Loss) income from discontinued operations, net of tax	(102,053)	136,486	(17,115)
Loss from sale of discontinued operations, net of tax	(18,985)	-	-
Income from continuing operations, net of tax	$91,378	$120,803	$33,957
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	106,219	123,982	136,646
Impairment loss	-	-	19,734
Provision for bad debts and claim losses	30,328	49,961	31,836
Share-based compensation	14,091	25,893	16,039
Equity in earnings of investee, net of taxes	(41,641)	(48,719)	(23,640)
Deferred income tax	(6,149)	49,629	2,548
Loss on investments	10,885	5,933	6,298
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,525)	25,157	(51,640)
Prepaid expenses and other assets	5,250	10,933	4,078
Accounts payable and accrued expenses	1,039	(71)	11,685
Deferred revenue	(22,772)	(14,009)	(19,303)
Due from FAFC	13,278	(55,539)	(36,810)
Income tax accounts	(66,785)	(88,785)	(60,542)
Dividends received from investments in affiliates	64,603	89,528	67,882
Other assets and other liabilities	(2,456)	(34,507)	(8,627)
Net cash provided by operating activities - continuing operations	182,743	260,189	130,141
Net cash provided by operating activities - discontinued operations	23,451	298,728	167,951
Total cash provided by operating activities	$206,194	$558,917	$298,092
Cash flows from investing activities:
Net cash impact of acquisitions	2,173	-	-
Purchases of redeemable noncontrolling interests	(385,847)	-	-
Purchases of subsidiary shares from and other decreases in noncontrolling interests	(6,537)	(62,011)	(24,557)
Purchases of capitalized data	(24,814)	(25,506)	(34,810)
Issuance of notes receivable, net	(12,754)	-	-
Capital expenditures	(58,266)	(37,391)	(43,100)
Cash paid for acquisitions	(11,401)	(10,000)	(894)
Cash received from sale of discontinued operations	265,000	-	-
Purchases of investments	(27,284)	(10,008)	(6,791)
Proceeds from maturities of debt securities	371	12,623	-
Sale of subsidiary shares to and other increases in noncontrolling interests	-	12,347	23,435
Proceeds from sale of investments	26,386	4,488	-
Increase in restricted cash	(21,095)	-	-
Net cash used in investing activities - continuing operations	(254,068)	(115,458)	(86,717)
Net cash (used in) provided by investing activities - discontinued operations	(70,536)	1,380	(858,055)
Total cash used in investing activities	$(324,604)	$(114,078)	$(944,772)
Cash flows from financing activities:
Proceeds from long-term debt	828,748	50,782	294,676
Repayments of long-term debt	(713,643)	(102,188)	(318,916)
Repurchase of Company shares	(30,171)	-	-
Proceeds from issuance of stock related to stock options and employee benefit plans	6,997	12,601	20,753
Distribution to noncontrolling interests	(27,800)	(31,525)	(24,658)
Cash dividends	(22,657)	(82,054)	(81,291)
Tax benefit related to stock options	3,423	768	1,315
Net cash provided by (used in) financing activities - continuing operations	44,897	(151,616)	(108,121)
Net cash provided by (used in) financing activities - discontinued operations	29,087	(198,276)	527,595
Total cash provided by (used in) financing activities	$73,984	$(349,892)	$419,474
Net (decrease) increase in cash and cash equivalents	(44,426)	94,947	(227,206)
Cash and cash equivalents at beginning of year	467,510	287,076	331,464
Change in cash and cash equivalents of discontinued operations	24,061	85,487	182,818
Cash and cash equivalents at end of year	$447,145	$467,510	$287,076

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$37,631	$38,124	$44,792
Cash paid for income taxes, net	$25,511	$79,470	$86,341
Non-cash investing and financing activities:
Distribution of First American Financial Corporation ("FAFC") to stockholders	$1,678,270	$-	$-
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$11,273	$(125,883)	$-
Promissory Note due to First American Financial Corporation (Note 12)	$19,900	$-	$-
Company acquisitions in exchange for common stock	$-	$311,264	$3,588
Tax impact of buy-in of noncontrolling interest	$120,803	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 1. Description of the Company.

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

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) as described in Note 10 – Income Taxes. The Company and FAFC also entered into a Restrictive Covenants Agreement (the “Restrictive Covenants Agreement”), pursuant to which FAFC is restricted in certain respects from competing with the Company in our tax services business within the United States for a period of ten years from the date of the Separation. In addition, CoreLogic issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities. See Note 12 – Employee Benefit Plans.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC. As a result of the Separation, the FAFC businesses are reflected in our consolidated financial statements as discontinued operations. The results of the FAFC businesses in the prior year have been reclassified to conform to the 2010 classification. See Note 19 – Discontinued Operations.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts recorded for FAFC liabilities at December 31, 2010.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million worth of shares of common stock, or 12,933,265 shares. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares by June 1, 2015, or to bear any adverse tax consequences arising out of holding the shares for longer than that period.

We are a leading provider of property, financial and consumer information, analytics and services to mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises. Our data, query, analytical and business outsourcing services help our customers to identify, manage and mitigate credit and interest rate risk. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

We believe that we offer our customers among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, motor vehicle records, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 700 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 145 million records. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Generally accepted accounting principles (“GAAP”) requires that we include all of the corporate costs of FAC up to the Separation date in our income statement. For the year ended December 31, 2010, those net expenses totaled approximately $69.0 million (including Separation-related expenses totaling approximately $29.3 million) as compared to $95.9 million (including Separation-related expenses totaling approximately $8.6 million) for the year ended December 31, 2009, and $122.3 million in 2008.

In connection with the Separation, we reorganized our reportable segments into three reportable segments to be consistent with how we view and operate our businesses; subsequently on December 31, 2010, we disposed of a majority of one of these segments. See Note 19 – Discontinued Operations and Note 21 – Segment Financial Information.

On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser. We also agreed to provide certain transition services to the Purchaser for up to one year following the closing. As a result of the sale, the businesses are reflected in our consolidated financial statements as discontinued operations and the results of the businesses in the prior years were reclassified to conform to the 2010 classification. See Note 19 – Discontinued Operations.

The net impact of errors related to out-of-period expenses recorded in the year ended December 31, 2010 totaled incremental expense of $1.1 million, or $0.01 per diluted share. The impact of these errors has been evaluated relative to the current and prior periods, individually and in the aggregate, and the impact is not considered material.

NOTE 2. Significant Accounting Policies.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence, do not control, and are not the primary beneficiary, are accounted for using the equity method. Investments in which we do not exercise significant influence over the investee are accounted for under the cost method.

Reclassifications

Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from the estimates and assumptions used.

Cash equivalents

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted.

We administer escrow deposits as a service to our customers. Escrow deposits totaled $516.2 million at December 31, 2010 and $408.0 million at December 31, 2009. Escrow deposits held at third-party financial institutions are not considered our assets and, therefore, are not included in the accompanying consolidated balance sheets. However, we could be held contingently liable for the incorrect disposition of these assets.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

Accounts Receivable

Accounts receivable are due from companies in a broad range of industries located throughout the United States and abroad. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance at December 31, 2010 and 2009 is reasonably stated.

Marketable securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities.

Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock.

We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income (loss).

We determine the fair value of our debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and our own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in our available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Level 2 includes non-agency mortgage-backed and asset-backed securities which are currently not actively traded securities. When the value from an independent pricing service is utilized, the Company obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent current values. Typical inputs and assumptions to pricing models used to value securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, prepayment speeds and credit ratings. Our non-agency mortgage-backed and asset-backed securities consist of senior tranches of securitizations and the underlying borrowers are substantially all prime. Our validation procedures include assessing the reasonableness of the changes relative to prior periods given the prevailing market conditions, comparison of the prices received from the pricing service to quotes received from other third-party sources for securities with market prices that are readily verifiable, changes in the issuers’ credit-worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any adjustments to the results provided by the pricing service.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

In the first quarter of 2009, we adopted newly issued accounting guidance that establishes a new method of recognizing and reporting other-than-temporary impairment of debt securities. We assess the unrealized losses in our debt security portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities. If we determine that we do not expect to recover the amortized cost basis of a debt security with declines in fair value (even if we do not intend to sell or it is not more likely than not that we will be required to sell the debt security before the recovery of the debt security’s remaining amortized cost basis), the credit portion of the other-than-temporary impairment loss is recognized in earnings and the non-credit portion, if any, is recognized in other comprehensive income. The credit portion of the other-than-temporary impairment loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. Expected future cash flows are based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery. For non-agency mortgage-backed and asset-backed securities, estimated future cash flows are based on the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates and loss severity on the collateral supporting the security. In developing the assumptions used in estimating the expected future cash flows, we utilized publicly available information related to individual assets, generally available market data such as forward interest rate curves and our securities data and market analytic tools. The expected future cash flows are discounted using the current accrual rate attributable to the security.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

When, in the opinion of management, a decline in the fair value of an equity security (including common and preferred stock) and, prior to the first quarter of 2009, a debt security is considered to be other-than-temporary, we write down such security to its fair value. When assessing if a decline in value is other-than-temporary, the factors we consider include the length of time and extent to which fair value has been below cost, the probability that we will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, our review of the security includes the above-noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, our policy is that such losses are considered other-than-temporary and therefore we record an impairment loss.

Property and equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired or developed for internal use and for use with our products. Software development costs, which include capitalized interest costs and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

Accounting guidance requires that we capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 40, and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 10 years. Leasehold improvements are amortized over useful lives that are consistent with the lease terms.

Capitalized data and database development costs, net

Database development costs represent our cost to develop the proprietary databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use. These costs are amortized using the straight-line method over estimated useful lives of 7 to 20 years.

The carrying value for the flood zone certification database, included as geospatial data in Note 5 – Capitalized Data and Database Development Costs, Net, as of December 31, 2010 and 2009 is $52.9 million. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We continually analyze our indices for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

Purchase accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there are not readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular is very subjective. We generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other identifiable intangible assets and related amortization expense.

Goodwill

We are required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit. This annual test, which we have elected to perform every fourth quarter (using September 30 data), utilizes a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. After the Separation and the sale of the employer and litigation services businesses, our reporting units are mortgage origination services, default and technology services, risk and fraud analytics, specialty finance solutions, and marketing services. Our policy is to perform an annual impairment test for each reporting unit in the fourth quarter, or sooner, if circumstances indicate a possible impairment.

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

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analyses contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material. Due to current volatility in the markets in which we operate, our operations may be negatively impacted in the future to the extent that exposure to impairment charges may be required. We completed the required annual impairment testing for goodwill and other intangible assets for the years ended December 31, 2010, 2009 and 2008, in the fourth quarter of each year (using September 30 data). In each year we concluded that, based on our assessment of the reporting units’ operations, the markets in which the reporting units operate and the long-term prospects for those reporting units that the more- likely-than not threshold for decline in value had not been met and that therefore no triggering events requiring an earlier analysis had occurred, except as it relates to the employer and litigation services reporting units. We performed an interim analysis on goodwill related to these reporting units in the third quarter of 2010 based on the indicative values we received in the process of marketing those businesses. See further discussion in Note 7 – Goodwill.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

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

Other intangible assets

Our intangible assets consist of covenants not to compete, customer lists, and trade names. Each of these intangible assets is amortized on a straight-line basis over its useful life ranging from 2 to 20 years and is subject to impairment tests on a periodic basis.

Impairment of long-lived assets

Long-lived assets held and used include investment in affiliates, property and equipment, capitalized software, and other intangible assets. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the impairment loss recorded is the excess of the carrying amount of the asset over its fair value.

In addition, we carry long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2010 and 2009, no long-lived assets were classified as held for sale.

During the year ended December 31, 2010, we recognized $19.5 million of impairment losses on long-lived assets, including $1.9 million related to losses on investments in an affiliate in the business and information services segment, $15.1 million of losses on investments in affiliates at the corporate level mostly due to the purchase of a controlling interest, $1.7 million related to write-off of capitalized software at the business and information services segment, and $0.8 million related to write-offs of data center equipment in the data and analytics segment. During the year ended December 31, 2009, we recognized $18.7 million of impairment losses on long-lived assets, including $5.4 million on investment in affiliates at the business and information services segment, $0.6 million on internally developed software at the data and analytics segment and $12.7 million on internally developed software at the corporate level. During the year ended December 31, 2008, we recorded impairments of long-lived assets totaling $9.6 million, consisting primarily of $7.3 million on internally developed software at the corporate level and $2.3 million on internally developed software in the data and analytics segment. In making the determination as to whether an individual investment or asset was other than temporarily impaired, we assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating.

Revenue recognition

Revenues earned by most of our products are recognized at the time of delivery or performance of service, as we have no material ongoing obligation after delivery. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Our tax service division in our business and information services segment defers the tax service fee on life–of-loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

External cost of revenue

External cost of revenue represents the direct incremental costs paid to outside parties to obtain information and/or services necessary to generate specific revenues, representing the variable costs associated with our revenues. We do not include any component of depreciation and amortization in our external cost of revenues.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

Income taxes

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

We recognize income tax positions only if sustaining those positions is “more likely than not.” Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. We recognize interest and penalties, if any, related to uncertain tax positions in tax expense.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distribution to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive (loss) income.

Stock-based compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005 through December 31, 2009. For the options granted in 2010, we used the Black-Scholes model to estimate the fair value. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

In connection with the Separation, we awarded performance-based restricted stock units and stock options to certain key employees and expect to continue to use these forms of equity-based compensation for key employees.

Currently, our primary means of stock-based compensation is granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record stock-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record stock-based compensation expense.

In addition to stock options and RSUs, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. We recognize an expense in the amount equal to the discount.

See Note 14 –Stock-based Compensation Plans for additional information related to stock options and restricted stock units.

Foreign currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Other operating expenses” and are not material to the results of operations.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to our stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs were vested. The dilutive effect of stock options and unvested RSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs would be used to purchase shares of common stock at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that we receive upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. We calculate the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under stock-based compensation standards.

Recent Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on our consolidated financial statements.

Pending Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using material unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on our consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 3. Marketable Securities.

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available for sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2010
Non-agency mortgage-backed and asset-backed securities	$1,913	$-	$(122)	$1,791
	$1,913	$-	$(122)	$1,791
December 31, 2009
Governmental agency mortgage-backed and asset-backed securities	$26,574	$897	$-	$27,471
Non-agency mortgage-backed and asset-backed securities	2,941	-	(718)	2,223
	$29,515	$897	$(718)	$29,694

The amortized cost and estimated fair value of investments in equity securities, all of which are classified as available for sale, are as follows:

		Gross unrealized		Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2010
Common stock	$27,256	$23,999	$-	$51,255
Preferred stock	21,873	302	-	22,175
	$49,129	$24,301	$-	$73,430
December 31, 2009
Common stock	27,256	20,730	-	47,986
Preferred stock	161	-	-	161
	$27,417	$20,730	$-	$48,147

Sales of debt and equity securities resulted in a realized gain of $0.3 million in 2010 and $0.2 million in 2009 and a loss of $3.6 million in 2008.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2010 and 2009, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of December 31, 2010	Level 1	Level 2
Debt securities:
Non-agency mortgage-backed and asset-backed securities	$1,791	$-	$1,791
	1,791	-	1,791
Equity securities:
Common stock	51,255	51,255	-
Preferred stock	22,175	22,175	-
	73,430	73,430	-
	$75,221	$73,430	$1,791

(in thousands)	Estimated fair value as of December 31, 2009	Level 1	Level 2
Debt securities:
Governmental agency mortgage-backed and asset-backed securities	$27,471	$-	$27,471
Non-agency mortgage-backed and asset-backed securities	2,223	-	2,223
	29,694	-	29,694
Equity securities:
Common stock	47,986	47,986	-
Preferred stock	161	161	-
	48,147	48,147	-
	$77,841	$48,147	$29,694

NOTE 4. Property and Equipment.

Property and equipment as of December 31, 2010 and 2009 consists of the following:

(in thousands)	2010	2009
Land	$16,051	$4,539
Buildings	32,063	32,064
Furniture and equipment	99,442	111,214
Capitalized software	411,708	419,330
Leasehold improvements	45,264	52,568
	604,528	619,715
Less accumulated depreciation and amortization	(393,078)	(399,851)
Property and equipment, net	$211,450	$219,864

Depreciation and amortization expense for property and equipment was approximately $59.3 million in 2010, $80.5 million in 2009 and $93.0 million in 2008.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 5. Capitalized Data and Database Development Costs, Net.

Database development costs for the years ended December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Capitalized data	$261,074	$239,044
Geospatial data	52,916	52,916
Eviction data	18,907	16,239
	332,897	308,199
Less accumulated amortization	(121,566)	(104,019)
Capitalized data and database costs, net	$211,331	$204,180

Amortization expense relating to capitalized data and database development costs was approximately $17.7 million in 2010, $16.1 million in 2009 and $14.0 million in 2008.

NOTE 6. Investment in Affiliates.

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

(in thousands)	2010	2009
Balance sheets
Total assets	$67,195	$59,888
Total liabilities	$32,272	$27,618

(in thousands)	2010	2009	2008
Statements of operations
Net revenue	$441,408	$526,505	$337,130
Expenses	314,141	384,165	259,357
Income before income taxes	$127,267	$142,340	$77,773
Net income	$127,267	$142,340	$77,773
CLGX equity in earnings of affiliate	$63,761	$71,312	$38,964

We record equity in earnings of affiliates net of tax. Income tax expense of $27.7 million in 2010, $32.4 million in 2009 and $15.8 million in 2008, was recorded on these earnings. Dividends from equity method investments were $64.6 million in 2010, $89.5 million in 2009, and $67.9 million in 2008.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 7. Goodwill.

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2010 and 2009 is as follows:

(in thousands)	Business and Information Services	Data and Analytics	Corporate and Eliminations	Consolidated
Balance at January 1, 2009:
Goodwill	$705,448	$604,623	$142,483	$1,452,554
Accumulated impairment losses	(6,925)	(600)	(19,134)	(26,659)
Goodwill	$698,523	$604,023	$123,349	$1,425,895
Impairment loss	-	-	-	-
Acquisitions, (disposals), and earnouts	2,000	5,472	-	7,472
Other/post acquisition adjustments	495	(1,825)	-	(1,330)
Balance at December 31, 2009:
Goodwill	$707,943	$608,270	$142,483	$1,458,696
Accumulated impairment losses	(6,925)	(600)	(19,134)	(26,659)
Goodwill	$701,018	$607,670	$123,349	$1,432,037
Impairment loss	-	-	-	-
Acquisitions, (disposals), and earnouts	13,622	-	-	13,622
Other/post acquisition adjustments	(85)	(581)	-	(666)
Balance at December 31, 2010:
Goodwill	$721,480	$607,689	$142,483	$1,471,652
Accumulated impairment losses	(6,925)	(600)	(19,134)	(26,659)
Goodwill	$714,555	$607,089	$123,349	$1,444,993

After the Separation, our reporting units consisted of mortgage origination services, default and technology services, specialty finance solutions, risk and fraud analytics, employer services, litigation services and marketing services. After the sale of the employer and litigation services businesses, our reporting units, for purposes of applying the provisions of accounting guidance related to goodwill, are risk and fraud analytics, specialty finance solutions, mortgage origination services, default and technology services and marketing services.

Recent market conditions and economic events have had an overall negative impact on our operations and related financial results. In accordance with accounting guidance, and consistent with prior years, our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter (using the September 30 valuation date). Impairment analyses were not performed at any other time in the year as no triggering events requiring such an analysis occurred, except as discussed below.

Our 2010 and 2009 annual evaluations did not indicate impairment in any of our reporting units. Due to significant volatility in the current markets, our operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

As of the date of our 2010 annual impairment review, the marketing services reporting unit included $123.3 million of goodwill. The fair value of this reporting unit under the income value approach was below the carrying value of the reporting unit’s book value by approximately 10%; and the fair value under the market value approach exceeded the reporting unit’s book value by 11%. In assessing the realizability of goodwill, management considered the results of both analyses and weighed them accordingly given market conditions and expectations. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of the marketing services reporting unit as of 2010 our 2010 annual testing date (September 30, 2010) were: (a) expected cash flow for the period from 2011 to 2019; (b) a discount rate of 18.5%, which was based on management’s best estimate of the after-tax weighted average cost of capital; and (c) a 25% control premium. It is reasonably possible that changes in the judgments, assumptions and estimates we made in assessing the fair value of our goodwill could cause these or other reporting units to become impaired. There were no other reporting units that management deemed to have a reasonable risk of material impairment charge at this time.

On August 5, 2010, we announced our intent to pursue the sale of our employer and litigation services businesses, which was consummated on December 30, 2010. In the third quarter of 2010, as part of the process of marketing the sale of these businesses and following the announcement, we updated our long-term projections for these businesses and obtained indicative fair market values from potential acquirers. The level of indicative values received as of September 30, 2010 was below the net book value of the businesses being marketed, which prompted an interim goodwill impairment assessment of the two reporting units during the preparation of our consolidated financial statements as of September 30, 2010. We concluded that based on the level of indicative fair market values and the lower anticipated future profitability of these businesses, the fair value of the businesses as determined did not support the recorded goodwill of the employer services reporting unit and litigation services reporting unit and therefore that the goodwill was impaired as of September 30, 2010. Accordingly, we recorded an impairment charge of $174.0 million at September 30, 2010 as a component of loss from discontinued operations. We also evaluated the long-lived assets of these businesses for impairment at September 30, 2010, and based on this assessment, we determined that there was no impairment.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

Our 2008 evaluation resulted in an impairment loss of $19.7 million in the marketing services reporting unit in the fourth quarter based primarily upon diminished earnings and cash flow expectations for the lead generation business and lower residual valuation multiples existing in the present market conditions. The 2008 evaluation did not indicate impairment in any other reporting units.

NOTE 8. Other Identifiable Intangible Assets.

Other identifiable intangible assets consist of the following:

(in thousands)	2010	2009
Customer lists	$241,220	$240,814
Noncompete agreements	15,332	12,876
Trade names	29,913	28,352
	286,465	282,042
Less accumulated amortization	(153,776)	(128,497)
Other identifiable intangible assets, net	$132,689	$153,545

Amortization expense for other identifiable intangible assets was $26.5 million in 2010, $26.6 million in 2009 and $28.9 million in 2008.

Estimated amortization expense for other identifiable intangible assets anticipated for the next five years is as follows:

(in thousands)
Years ending December 31,
2011	$24,140
2012	22,940
2013	21,036
2014	13,358
2015	9,433
Thereafter	41,782
$132,689

NOTE 9. Long-Term Debt.

(in thousands)	2010	2009
Acquisition related notes:
Weighted average interest rate of 5.46% and 5.27% at December 31, 2010 and 2009, respectively, with maturities through 2013	$44,624	$71,867
Notes:
5.7% senior debentures due August, 2014	1,175	149,808
7.55% senior debentures due April, 2028	59,645	100,000
8.5% deferrable interest subordinated notes due April, 2012	34,768	100,000
Bank debt:
Revolving line of credit borrowings due July 2012, weighted average interest rate of 3.63%	200,000	140,000
Term loan facility borrowings due April 2016, weighted average interest rate of 4.75%	348,250	-
Other debt:
6.52% Promissory Note due to FAFC (Note 12)	18,787	-
Various interest rates with maturities through 2013	13,640	8,782
Total long-term debt	720,889	570,457
Less current portion of long-term debt	233,452	35,393
Long-term debt, net of current portion	$487,437	$535,064

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

Restricted cash of $21.1 million at December 31, 2010 represents cash pledged for various letters of credit secured by the Company.

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

At December 31, 2010, we had $200.0 million outstanding under our revolving line of credit and $300.0 million of borrowing capacity available on our revolving line of credit. At December 31, 2010, we were in compliance with the financial covenants contained in our loan agreements. Subsequent to December 31, 2010, we paid down the $200.0 million outstanding balance on the revolving line of credit. The revolving loan commitments are scheduled to terminate on July 11, 2012. We pay an annual commitment fee of 50 basis points on the unused portion of the revolving facility.

To secure our obligations under the Credit Agreement, the Company and the Guarantors (as defined below, collectively the “Loan Parties”) have granted JPMorgan, as collateral agent, a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1.0 million or more. In addition, our obligations under the Credit Agreement are guaranteed by our subsidiaries that comprise at least 95% of our total U.S. assets (the “Guarantors”).

The term loan is subject to mandatory repayment that commenced on September 30, 2010 and continues on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan is due on April 12, 2016. The term loan is subject to prepayment from (i) the net proceeds (as defined in the Credit Agreement) of certain debt incurred or issued by any Loan Party (as defined in the Credit Agreement), (ii) a percentage of our excess cash flow (as defined in the Credit Agreement) (unless our leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any Loan Party from certain assets sales and recovery events.

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

The Applicable Rate varies depending upon the Company’s leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum is 3.25%. As of December 31, 2010, the Applicable Rate for the term loans was 4.75%.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

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

On April 27, 2010, we announced that we had received tenders and accompanying consents from the holders of 99% of the 5.7% senior notes of the Company due 2014 and the holders of 64.0% of the 8.5% capital securities of First American Capital Trust I due 2012. On May 10, 2010, we announced that over 50.0% of the 7.55% Senior Debentures due 2028 tendered valid consents. Accordingly, we received the requisite approvals and amended the related indentures.

The tender offers expired on May 12, 2010. Holders of 99.2% of the 5.7% senior notes of the Company due 2014, the holders of 65.2 % of the 8.5% capital securities of First American Capital Trust I due 2012, the holders of 40.35% of the 7.55% senior debentures due 2028 and the holders of 48.5% of the PREFERRED PLUS 7.55% trust certificates tendered their senior notes and capital securities to the Company as of December 31, 2010.

Consent fees paid in connection with the tender offer totaling $2.7 million are included in other operating expenses for the year ended December 31, 2010.

The aggregate annual maturities for long-term debt and capital leases in each of the five years after December 31, 2010, are as follows:

(in thousands)
Year ending December 31,
2011	$233,845
2012	$67,947
2013	$9,178
2014	$7,568
2015	$6,528

Interest Rate Swaps

In October 2010, we entered into an amortizing interest rate swap transaction (the “Swap”) that has a termination date of April 2016. The Swap was for an initial notional balance of $348.3 million and amortizes quarterly by $875,000 through April 12, 2016. Under the terms of the Swap, we pay a fixed interest rate of 2.43% and the counterparties pay three-month LIBOR, subject to a 1.50% floor interest rate.

We have entered into the Swap in order to convert all of our interest rate exposure on the term loan facility floating rate borrowings from variable to fixed. We have designated these interest rate swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in an asset of $5.1 million, which is included in the accompanying consolidated balance sheets as a component of other assets as of December 31, 2010. The inputs used to determine the estimated fair value of the Swap are Level 2-type measurements. We considered our own credit risk when determining the fair value of our interest rate swaps.

For the year ended December 31, 2010, $5.1 million of gain was recognized in other comprehensive income related to the Swap.

It is our policy to execute such instruments with credit worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2010, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 10. Income Taxes.

Domestic pretax income from continuing operations was $140.1 million in 2010, $174.8 million in 2009 and $58.4 million in 2008. Foreign pretax income was $12.8 million in 2010, $7.1 million in 2009 and $3.2 million in 2008.

The amounts shown in the tables below include income taxes included in equity of affiliates of $27.7 million for 2010, $32.4 million for 2009 and $15.8 million for 2008.

Income taxes are summarized as follows:

(in thousands)	2010	2009	2008
Current:
Federal	$39,485	$20,432	$26,434
State	21,127	9,877	19,992
Foreign	634	1,631	366
	61,246	31,940	46,792
Deferred:
Federal	9,675	15,032	(18,932)
State	(4,957)	11,501	764
Foreign	(2,909)	2,584	(947)
	1,809	29,117	(19,115)
Total current and deferred	$63,055	$61,057	$27,677

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

(in thousands)	2010	2009	2008
Taxes calculated at federal rate	$53,526	$63,649	$21,572
State taxes, net of federal benefit	10,511	13,982	13,574
Tax effect of noncontrolling interests	(10,521)	(17,633)	(11,015)
Foreign taxes (less than) in excess of federal rate	(1,088)	(94)	1,085
Non-deductible expenses, including spin-related	6,478	487	749
Impairment of non-deductible goodwill	-	-	6,778
Dividends received deduction	-	(675)	(1,320)
Change in uncertain tax positions	1,351	570	(8,251)
Other items, net	2,798	771	4,505
	$63,055	$61,057	$27,677

Our effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 41.2% for 2010, 33.6% for 2009 and 44.9% for 2008. The change in the effective income tax rate from 2009 to 2010 was primarily attributable to non-deductible transaction costs incurred in connection with the Separation. The change in the effective income tax rate from 2008 to 2009 was primarily due to a goodwill impairment charge in 2008 for which no corresponding tax benefit was recognized. Income taxes included in equity in earnings of affiliates were $27.7 million for 2010, $32.4 million for 2009, and $15.8 million for 2008, with the changes driven by changes in the profitability of the investments in affiliates. For purposes of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of corporate and eliminations in equity in earnings of affiliates.

A large portion of our net income attributable to noncontrolling interest relates to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

(in thousands)	2010	2009
Deferred tax assets:
Federal net operating loss carryforwards	$30,746	$27,011
State tax	891	984
Deferred revenue	128,733	104,918
Bad debt reserves	11,155	10,565
Employee benefits	44,327	52,527
Investment in affiliates	13,258	-
Accrued expenses and loss reserves	19,400	15,297
Other	2,810	(554)
Less: valuation allowance	(19,058)	(14,692)
	232,262	196,056
Deferred tax liabilities:
Depreciable and amortizable assets	178,334	204,101
Investment in affiliates	-	39,898
Marketable equity securities	15,024	7,913
Other	3,063	4,280
	196,421	256,192
Net deferred tax asset/(liability)	$35,841	$(60,136)

The net change in the deferred tax balance is primarily attributable to the December 31, 2010 cash acquisition of Experian Information Solutions, Inc.’s noncontrolling ownership interest in the CoreLogic Real Estate Solutions, LLC (formerly First American Real Estate Solutions, LLC) joint venture. See Note 16 - Redeemable Noncontrolling Interests.

               The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $3.4 million in 2010, $0.1 million in 2009 and $0.0 million in 2008.

At December 31, 2010, we had available federal, state and foreign net operating loss carryforwards totaling, in aggregate, approximately $120.6 million for income tax purposes, of which $5.1 million has an indefinite expiration. The remaining $115.5 million expires at various times beginning in 2011.

We have a capital loss carryforward of $4.5 million that expires in 2013. We continue to monitor the realizability of these losses and believe it is more likely than not that the tax benefits associated with these losses will be realized. In making that determination we have identified certain transactions that we believe will generate capital gains, including a gain on sale of a minority owned investment in January 2011. However, this determination is a judgment and could be impacted by transactions we enter into in the future.

The valuation allowance relates to deferred tax assets for federal and state net operating loss carryforwards relating to acquisitions, our foreign operations and state capital losses carryforwards related to the loss on the sale of the employer and litigation services businesses. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code of 1986, as amended (the “Code”), and state jurisdictions. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

As of December 31, 2010, U.S. taxes were not provided on approximately $42.5 million in earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practical to calculate the deferred taxes associated with these earnings; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2010, the liability for income taxes associated with uncertain tax positions was $22.6 million. This liability can be reduced by $10.8 million of offsets for amounts subject to indemnification by FAFC under the Tax Sharing Agreement, $4.9 million in tax benefits from correlative effects of potential transfer pricing adjustments and state income taxes and $1.9 million in tax benefits from timing adjustments. The net amount of $5.0 million, if recognized, would favorably affect our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009	2008
	(in thousands)
Unrecognized Tax Benefits - Opening Balance	$21,400	$28,200	$33,900
Gross Increases - tax positions in prior period	2,126	-	200
Gross decreases - tax positions in prior period	(439)	(700)	(5,100)
Gross increases - current-period tax positions	3,027	2,600	3,900
Settlements with taxing authorities	(538)	(800)	-
Expiration of the statute of limitations for the assessment of taxes	(2,986)	(7,900)	(4,700)
Unrecognized Tax Benefits - Ending Balance	$22,590	$21,400	$28,200

The majority of the net change in the unrecognized tax benefits related to prior periods resulted from the expiration of applicable statute of limitations.

Our continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. We had accrued $5.2 million in 2010 and $4.1 million in 2009 of interest (net of tax benefit) and penalties related to uncertain tax positions. The liability as of December 31, 2010 can be reduced by $3.3 million of offsets subject to indemnification by FAFC under the Tax Sharing Agreement.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statutes of limitation for the assessment of taxes. We estimate that decreases in unrecogized tax benefits within the next 12 months will total approximately $1.4 million.

We record a liability for potential tax assessments based on estimates of the potential exposure.  New tax laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments.  Due to the subjectivity and complexity of the underlying issues, actual payments or assessments may differ from estimates.  To the extent our estimates differ from actual payments or assessments, income tax expense is adjusted.  Our income tax returns in several jurisdictions are being examined by various tax authorities.  Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

We entered into a Tax Sharing Agreement with FAFC in connection with the Separation. The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of the Company and FAFC after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code and taxes incurred in connection with certain internal transactions undertaken in anticipation of the Separation.

In general, pursuant to the Tax Sharing Agreement, we will prepare and file the consolidated federal income tax return, and any other tax returns that include both the Company (or any of its subsidiaries) and FAFC (or any of its subsidiaries) for all taxable periods ending on or prior to, or including, the date of the Distribution, with the appropriate tax authorities and will prepare and file all separate company tax returns of the Company and its subsidiaries. FAFC will prepare and file all tax returns that include solely FAFC and/or its subsidiaries for all taxable periods. In general, the Company controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the Company’s group and any other tax returns for which it is responsible, except that FAFC has certain participation rights to the extent that it is liable for any taxes shown on such returns.

The Tax Sharing Agreement generally provides that, with respect to any consolidated tax return that includes the members of the FAFC group and the Company’s group, (a) FAFC is generally responsible for all taxes that are attributable to members of the FAFC group of companies or the assets, liabilities or businesses of the FAFC group of companies (including any such liabilities arising from adjustments to prior year or partial year with respect to 2010), except with respect to the 2009 taxable year in which case FAFC is liable for 75% of such taxes as shown on the 2009 consolidated tax return, and (b) we are generally responsible for all taxes attributable to members of our group of companies or the assets, liabilities or businesses of our group of companies (including any such liabilities arising from adjustments to prior year or partial year with respect to 2010), except with respect to the 2009 taxable year in which case we are additionally liable for 25% of all taxes attributable to the FAFC group as shown on the 2009 consolidated tax return. The FAFC group and our group will each be liable for taxes reflected in their respective separate group tax returns. Notwithstanding the foregoing, the Company and FAFC will each be liable for one-half of the taxes as shown on the applicable tax return arising from the internal transactions undertaken prior to the Distribution that are expected to be taxable. If the Distribution itself, or certain preparatory internal transactions that are undertaken in connection therewith and are expected to be tax-free become taxable for U.S. federal income tax purposes or if there is an increase in taxes resulting from the taxable internal transactions undertaken in connection with the Separation other than due to an action or omission of either party, we will share the resulting tax liability equally with FAFC. If such taxes arise as a result of action or omission of either party, such party will generally be liable for 100% of such taxes. To the extent that the parties have made any payments to each other prior to the Distribution on account of taxes for which they are liable under the Tax Sharing Agreement, such payments will be treated as an offset to amounts owed under the Tax Sharing Agreement.

Under the Tax Sharing Agreement, neither FAFC or the Company generally may (a) take or fail to take any action that would cause any representation, information or covenant contained in the Separation and Distribution Agreement or the documents relating to the IRS private letter ruling and the tax opinion regarding the Separation to be untrue, (b) take or fail to take any other action that would cause the Separation or any internal transaction expected to be tax-free to lose its tax favorable treatment under the Code, (c) sell, issue, redeem or otherwise acquire any of its equity securities (or equity securities of members of its group), except in certain specified transactions for a period of 25 months following the Separation and (d) other than in the ordinary course of business, sell or otherwise dispose of a substantial portion of its assets, liquidate, merge or consolidate with any other person for a period of 25 months following the Separation. During the 25-month period, the Company and FAFC may take certain actions otherwise prohibited by these covenants if (a) it obtains the other party’s prior written consent, or (b) it provides the other party with an IRS private letter ruling or an unqualified opinion of tax counsel to the effect that such actions will not affect the tax-free nature of the Separation.

Notwithstanding the receipt of any such IRS ruling or tax opinion, each party will be required to indemnify the other party for any taxes and related losses resulting from (a) any act or failure to act by such party described in the covenants above, (b) any acquisition of equity securities or assets of such party or any member of its group, or (c) any breach by such party or any member of its group of any representation or covenant contained in the Separation and Distribution Agreement or the documents relating to the IRS private letter ruling or tax opinion concerning the Separation.

The IRS private letter ruling includes a representation that FAFC and FATICO, will dispose of our shares  held by them as of the date of the Distribution as soon as such disposition is practicable and consistent with the business purposes of the retention of the stock (as set forth in the IRS private letter ruling), but in no event later than five years after the Distribution. In the event that either FAFC or FATICO holds our shares longer than such time, it is possible that the IRS may determine upon audit that the Distribution and/or the internal transactions could be treated as taxable to us and/or our stockholders. If such a determination were made, then pursuant to the Tax Sharing Agreement, FAFC would be responsible for all taxes imposed on us and FAFC due to its failure to dispose of our shares (unless the failure of FAFC or FATICO to dispose of such shares was attributable to our failure to comply with our obligations set forth in the Separation and Distribution Agreement to register such shares). Further, if FAFC fails to comply with any other of its representations in its private letter ruling and the IRS determines that the Distribution or the internal transactions are taxable, FAFC would likewise be responsible under the Tax Sharing Agreement for all taxes imposed on FAFC and us due to such failure.

The Tax Sharing Agreement also contains provisions regarding the apportionment of tax attributes of the consolidated federal income tax return group, the allocation of deductions with respect to compensatory equity interests, cooperation, and other customary matters.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

On December 22, 2010, we and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a purchase agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser. See Note 19 - Discontinued Operations. Under the terms of the purchase agreement the Company remains liable for, and agreed to indemnify Purchaser for all taxes arising from the operation of the employer and litigation services businesses prior to the closing date of the sale. Purchaser assumed liability for, and agreed to indemnify us for all taxes arising from the operation of the employer and litigation businesses after the closing date of the sale.

NOTE 11. Earnings (Loss) Per Share.

Our potential dilutive securities are stock options and RSUs. Stock options and RSUs are reflected in diluted net income (loss) per share by application of the treasury-stock method. The calculation of earnings (loss) per share is as follows:

(in thousands, except per share amounts)	2010	2009	2008
Numerator:
Income (loss) from continuing operations attributable to CLGX stockholders, net of tax	$53,708	$63,165	$(9,205)
(Loss) income from discontinued operations attributable to CLGX stockholders, net of tax	(102,053)	136,486	(17,115)
Loss on sale of discontinued operations, net of tax	(18,985)	-	-
Net (loss) income attributable to CLGX	$(67,330)	$199,651	$(26,320)
Denominator:
Weighted-average shares for basic earnings per share	111,529	94,551	92,516
Effect of options and restricted stock	834	927	-
Denominator for diluted earnings per share	112,363	95,478	92,516
Earnings per share
Basic:
Income (loss) from continuing operations attributable to CLGX stockholders, net of tax	$0.49	$0.67	$(0.10)
(Loss) income from discontinued operations attributable to CLGX stockholders, net of tax	(0.92)	1.44	(0.18)
Loss on sale of discontinued operations, net of tax	(0.17)	-	-
Net (loss) income attributable to CLGX	$(0.60)	$2.11	$(0.28)
Diluted:
Income (loss) from continuing operations attributable to CLGX stockholders, net of tax	$0.48	$0.66	$(0.10)
(Loss) income from discontinued operations attributable to CLGX stockholders, net of tax	(0.91)	1.43	(0.18)
Loss on sale of discontinued operations, net of tax	(0.17)	-	-
Net (loss) income attributable to CLGX	$(0.60)	$2.09	$(0.28)

For the years ended December 31, 2010 and 2009, 4.1 million and 3.7 million stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the year ended December 31, 2008, 4.0 million potentially dilutive shares of common stock (representing all potentially dilutive shares), were excluded due to the net loss for the period.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan. We repurchased approximately 1.6 million shares of our common stock, representing approximately $30.2 million in the fourth quarter of 2010.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 12. Employee Benefit Plans.

We currently offer a variety of employee benefit plans, including a 401(k) savings plan, employee stock purchase plan (the “ESPP”) and non-qualified plans, including unfunded supplemental management and executive benefit plans (collectively, the “SERPs”) which were frozen effective December 31, 2010, a frozen pension restoration plan (“Restoration”), and deferred compensation plan.

The non-qualified plans are exempt from most provisions of the Employee Retirement Income Security Act because they are only available to a select group of management and highly compensated employees and are therefore not qualified employee benefit plans. To preserve the tax-deferred savings advantages of a nonqualified plan, federal law requires that it be an unfunded or informally funded future promise to pay.

FAC’s defined benefit pension plan was a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service. The policy was to fund all accrued pension costs. Contributions were intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The sponsorship for this plan was transferred to FAFC as part of the Separation. As part of the Separation, we provided FAFC with a promissory note in the principal amount of $19.9 million. The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that are or were our employees. The promissory note matures in 2017 and bears interest at a fixed rate of 6.52% per annum, which we believe was a market rate for similar instruments.

The liability associated with FAFC’s participants in the FAC non-qualified, unfunded supplemental benefit plan, 401(k) savings plan and deferred compensation plan was transferred to FAFC as part of the Separation.

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the SERPs and Restoration plans as of December 31, 2010, and 2009:

(in thousands)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of period	$258,631	$241,528
Service costs	2,743	5,989
Interest costs	7,300	15,306
Actuarial losses (gains)	1,735	7,376
Separation of FAFC	(228,347)	-
Benefits paid	(5,952)	(11,568)
Plan amendment	(9,156)	-
Projected benefit obligation at end of period	26,954	258,631
Change in plan assets:
Plan assets at fair value at beginning of period	-	-
Actual return on plan assets	-	-
Company contributions	5,952	11,568
Benefits paid	(5,952)	(11,568)
Plan assets at fair value at end of the period	-	-
Reconciliation of funded status:
Unfunded status of the plans	$(26,954)	$(258,631)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(26,954)	$(258,631)
	$(26,954)	$(258,631)
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized net actuarial loss	$16,529	$107,936
Unrecognized prior service cost (credit)	(11,352)	(13,031)
Separation of FAFC	(2,955)	-
	$2,222	$94,905

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

The net periodic pension cost for the years ended December 31, 2010, 2009, and 2008, for the FAC defined benefit pension plan, SERPs and Restoration plans includes the following components:

(in thousands)
Expenses:	2010	2009	2008
Service costs	$2,743	$6,049	$6,428
Interest costs	7,300	34,845	34,146
Expected return on plan assets	-	(20,176)	(25,814)
Amortization of net loss	3,680	19,956	13,541
Amortization of prior service credit	-	(1,291)	(1,291)
	$13,723	$39,383	$27,010

Included in these expenses are $8.9 million in 2010, $34.5 million in 2009, and $21.1 million in 2008; in each case, related to FAFC employees.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	2010	2009
SERP Plans	5.81%	6.30%
Restoration Plan	5.81%	6.30%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2010	2009
SERP Plans
Discount rate	5.81%	5.81%
Salary increase rate	-	5.00%
Restoration Plan
Discount rate	5.33%	5.81%

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined SERPs as of December 31, 2010 and 2009:

	2010	2009
(in thousands)	Unfunded supplemental benefit plans	Unfunded supplemental benefit plans
Projected benefit obligation	$26,954	$258,631
Accumulated benefit obligation	$26,954	$225,389
Plan assets at fair value at end of year	$-	$-

The following benefit payments for all plans, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2011	$1,747
2012	$1,816
2013	$1,808
2014	$1,843
2015	$1,822
2016-2020	$6,463

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

In February 2010, the name of the First Advantage Corporation 401(k) Plan was changed to the First American Information Solutions Company 401(k) Plan. All employees of the FAC information solutions companies who participated in The First American Corporation 401(k) Saving Plan (the “FAC Plan”) and their related assets were transferred into the First American Information Solutions Company 401(k) Plan on February 23, 2010, as part of the transaction. In June 2010, the name of the First American Information Solutions Company 401(k) Plan was changed to the CoreLogic, Inc 401(k) Savings Plan (the “Savings Plan”).

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. There was no contribution or expense for the year ended December 31, 2010, related to the Savings Plan as a result of the determination that we did not meet the requirement for a profit driven 401(k) match. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 1,287,357 and 334,571 shares of our common stock, representing 1.1% and 0.3% of the total shares outstanding at December 31, 2010, and 2009.

Our expense related to the FAC Plan amounted to $6.7 million for the year ended December 31, 2009. There was no contribution or expense for the year ended December 31, 2008 related to the FAC Plan as a result of the determination that we did not meet the requirement for a profit driven 401(k) match. The FAC Plan permitted the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The FAC Plan held 6,455,142 shares of our common stock, representing 6.2% of the total shares outstanding at 2009.

We have a deferred compensation plan that allows participants to defer up to 80% of their salary, commissions and bonus. Participants allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). Deemed investments mean that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to their deferral account over time. Participants can elect to have their deferral balance paid out in a future year while they are still employed or after their employment ends The participants’ deferrals and any earnings on those deferrals are general unsecured obligations of the Company. The Company is informally funding the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as a Company asset within a special trust, called a “rabbi trust.”

The value of the assets underlying our deferred compensation plan was $30.7 million and $27.3 million at December 31, 2010, and 2009, and is included in other assets in the consolidated balance sheets. The unfunded liability for our deferred compensation plan at December 31, 2010 and 2009 was $32.2 million and $27.3 million, and is included in other liabilities in the consolidated balance sheets.

Our ESPP allows eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each month. Under the provisions of accounting guidance, we recognize an expense in the amount equal to the discount. For the years ended December 31, 2010, 2009, and 2008, the amounts of the discounts were $0.4 million, $0.9 million and $1.3 million.

NOTE 13. Fair Value of Financial Instruments.

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

For specific financial assets and liabilities (cash and cash equivalents, restricted cash, accounts receivable, net, due from FAFC, net, accounts payable and accrued liabilities, accrued salaries and benefits, and mandatorily redeemable noncontrolling interests), we believe that the carrying value is a reasonable estimate of fair value due to the short-term nature of the instrument and/or the basis of accounting required for such item.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

In estimating the fair value of the other financial instruments presented, we used the following methods and assumptions:

Investments

The methodology for determining the fair value of debt and equity securities is discussed in Note 3- Marketable Securities to the consolidated financial statements.

As other long-term investments, including investment in affiliates, are not publicly traded, reasonable estimates by management of the fair values could not be made without incurring excessive costs.

Long-term debt

The fair value of long-term debt was estimated based on the current rates available to us for debt of the same remaining maturities.

The estimated fair values of our financial instruments, none of which are held for trading purposes, are summarized as follows:

Interest rate swap agreements

The fair value of the interest rate swap agreements was estimated based on market value quotes received from the swap counterparts.

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial Assets:
Cash and cash equivalents	$447,145	$447,145	$467,510	$467,510
Restricted cash	21,095	21,095	-	-
Accounts receivable, net	217,351	217,351	207,371	207,371
Due from FAFC	-	-	14,152	14,152
Investments:
Debt securities	$1,791	$1,791	$29,694	$29,694
Equity securities	73,430	73,430	48,147	48,147
Investment in affiliates	165,709	165,709	169,900	169,900
Financial Liabilities:
Accounts payable and accrued expenses	$137,578	$137,578	$146,237	$146,237
Accrued salaries and benefits	81,949	81,949	126,344	126,344
Due to FAFC	18,097	18,097	-	-
Mandatorily redeemable noncontrolling interests	72,000	72,000	-	-
Long-term debt	720,889	727,440	570,457	561,861
Redeemable noncontrolling interests	-	-	458,847	458,847
Off-Balance Sheet Instruments
Interest rate swap agreements	$5,156	$5,156	-	-

NOTE 14. Stock-Based Compensation Plans.

We primarily utilize RSUs as our stock-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of our common stock on the date of grant and is recognized as compensation expense over the vesting period.

We currently issue equity awards under the CoreLogic, Inc. 2006 Incentive Compensation Plan, which prior to the Separation was named The First American Corporation 2006 Incentive Compensation Plan (the “Plan”) which permits the grant of stock options, RSUs, performance units and other stock-based awards. Under the terms of the Plan, 4,700,000 shares of CoreLogic common stock can be awarded from authorized but unissued shares, subject to certain annual limits on the amounts that can be awarded based on the type of the award granted. In connection with the Separation, on June 1, 2010, each FAC stock option held by a CoreLogic employee was converted into an adjusted CoreLogic stock option. The exercise prices of the adjusted CoreLogic stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option. The resulting CoreLogic stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the FAC stock options immediately prior to the Separation.

Prior to the implementation of the Plan, we issued stock-based compensation under the CoreLogic, Inc. 1996 Stock Option Plan (the “Stock Option Plan”) (formerly known as The First American Corporation 1996 Stock Option Plan), which had a maximum number of shares subject to options of 14,625,000, with outstanding options becoming exercisable in one to five years from the date of the grant, and that expire ten years from the grant date. We also have issued stock-based compensation under the CoreLogic, Inc. 1997 Directors’ Stock Plan (the “Directors’ Plan”) (formerly known as The First American Corporation 1997 Directors’ Stock Plan) , which had vesting terms consistent with the Stock Option Plan and a maximum number of shares that may be subject to options of 1,800,000. The maximum number of shares that may be purchased pursuant to options granted under the Directors’ Plan shall not exceed 6,750 shares of our common stock during any consecutive 12-month period.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

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

In connection with the Separation, we awarded performance-based restricted stock units (“PBRSUs”) to certain key employees pursuant to the Plan, and subject to certain conditions in the grant agreement. A total of 366,154 PBRSUs were issued at an estimated value of $6.9 million. These awards will vest based on the attainment of certain performance goals relating to our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the years ending December 31, 2011 through 2014 and 2015. There was $1.7 million in expense recognized for PBRSUs in the year ended December 31, 2010. We currently anticipate meeting the performance goals underlying the PBRSUs.

In connection with the Separation, we issued CoreLogic stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. These stock options generally vest over a four-year period (33% on the second, third, and fourth anniversaries) and expire ten years after the grant date. The fair values of these stock options were estimated using a Black-Scholes model with the following weighted-average assumptions:

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

The following table sets forth the stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008.

(in thousands)	2010	2009	2008
Stock options	$1,488	$5,260	$5,231
Restricted stock	12,180	19,684	9,541
Employee stock purchase plan	423	949	1,267
	$14,091	$25,893	$16,039

Total stock-based compensation expense for the three years ended December 31, 2010 includes expense related to FAFC totaling $2.6 million, $2.0 million and $1.8 million.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

On November 18, 2009, we issued approximately 9.5 million shares of our common stock in connection with our acquisition of the minority interest shares of our then publicly-traded subsidiary First Advantage Corporation (“FADV”). This transaction constituted a “Change in Control” under the First Advantage 2003 Incentive Compensation Plan. Upon a Change in Control, the unvested awards of stock options, restricted stock and RSUs issued under the First Advantage 2003 Incentive Compensation Plan vested and the unamortized costs of those awards was expensed. For the year ended December 31, 2009, the additional compensation expense was approximately $9.1 million related to the unvested restricted stock and RSUs and unvested stock options. FADV’s vested restricted stock and RSUs were distributed as shares of our common stock. The ratio used to convert the stock options, restricted stock and RSUs was the same per-share ratio used in the exchange offer of 0.58 per share of our common stock. As of December 31, 2009, 0.4 million shares of our common stock were issued for vested restricted stock and RSUs and 1.8 million stock options were granted in exchange for FADV outstanding stock options.

RSU activity for the year ended December 31, 2010, is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock outstanding at December 31, 2009	3,143	$17.91
Restricted stock granted	1,640	$19.05
Restricted stock units canceled - Separation-related	(2,463)	-
Restricted stock forfeited	(69)	$18.03
Restricted stock vested	(693)	$18.56
Nonvested restricted stock outstanding at December 31, 2010	1,558	$18.40

As of December 31, 2010, there was $16.0 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 3.2 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed on December 31, 2010 is $0.2 million.

Option activity for the year ended December 31, 2010, is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	7,483	$23.82
Options granted	1,099	$18.76
Options canceled - Separation-related	(2,261)	-
Options exercised	(845)	$12.05
Options canceled	(347)	$23.40
Options outstanding at December 31, 2010	5,129	$21.27	4.8	$2,595
Options vested and expected to vest at December 31, 2010	5,103	$21.28	4.8	$2,595
Options exercisable at December 31, 2010	4,022	$21.93	3.5	$2,595

As of December 31, 2010, there was $7.0 million of total unrecognized compensation cost related to unvested CoreLogic stock options that is expected to be recognized over a weighted-average period of 3.5 years.

The intrinsic value of options exercised was $6.1 million in 2010, $4.9 million in 2009 and $7.6 million in 2008. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 15. Commitments and Contingencies.

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010 are as follows:

(in thousands)
Years ending December 31,
2011	$48,602
2012	40,228
2013	25,465
2014	16,912
2015	14,399
Thereafter	15,646
$161,252

Total rental expenses for all operating leases and month-to-month rentals were $59.2 million in 2010, $71.4 million in 2009 and $88.0 million in 2008.

Other commitments and guarantees

We guarantee the obligations of certain of our subsidiaries. These obligations are included in our consolidated balance sheets as of December 31, 2010 and 2009.

NOTE 16. Redeemable Noncontrolling Interests.

Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets between liabilities and equity. Noncontrolling interests for which there is a contractual requirement for purchasing the interest are included as a liability in our consolidated balance sheets. Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustments to the redemption value impacts additional paid-in capital.

The following is a summary of the changes in redeemable noncontrolling interests for the year ended December 31, 2010. We did not have any redeemable noncontrolling interests as of December 31, 2010.

(in thousands)
Redeemable noncontrolling interests, December 31, 2009	$458,847
Net income	37,718
Distributions	(27,445)
Adjustment to redemption value	(11,273)
Purchase of subsidiary shares	(72,000)
Transfer to mandatorily redeemable noncontrolling interests	(385,847)
Redeemable noncontrolling interests, December 31, 2010	$-

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the CoreLogic Real Estate Solutions, LLC joint venture. We paid the remaining purchase price of $313.8 million on December 31, 2010. We are required to make a final profit distribution ($4.2 million) and tax distribution (based on the fourth quarter profitability of the joint venture) in the first quarter of 2011.

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in CoreLogic Information Solutions Holdings, Inc.. On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in 2011 in exchange for additional consideration of $72.0 million. In February 2011, we agreed to pay all of the additional consideration in cash and we closed the transaction. The remaining $72.0 million of the noncontrolling interests related to CoreLogic Information Solutions Holdings, Inc. is classified as “mandatorily redeemable noncontrolling interests” in the liabilities section of our consolidated balance sheets.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 17. Litigation and Regulatory Contingencies.

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

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts recorded at December 31, 2010.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2010, no reserves were considered necessary.

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

NOTE 18. Acquisitions.

During the year ended December 31, 2010, we completed one acquisition in the business and information services segment. This acquisition had a purchase price of $11.4 million in cash. We previously held a noncontrolling interest in the acquired entity and as a result of the purchase price paid, we recognized a gain of $3.4 million on our existing investment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. We recorded approximately $12.1 million of goodwill, $3.7 million of intangible assets with finite lives and noncontrolling interests with a fair value at the date of acquisition of $2.3 million.

During the year ended December 31, 2009, we completed one acquisition in the data and analytics segment. This acquisition had a purchase price of $4.8 million in cash and is not considered material. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the acquisition, we recorded approximately $2.3 million of goodwill and $3.0 million of intangible assets with finite lives.

In 2009, we also paid consideration of approximately $5.2 million in cash related to earnout provisions from prior year acquisitions, and approximately $62.0 million to acquire an additional portion of noncontrolling interest in a consolidated subsidiary. The additional consideration related to earnout provisions was recorded to goodwill and the purchase of noncontrolling interests was recorded to additional paid in capital when paid.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

In 2009, we completed the acquisition of FADV in a stock for stock transaction for $311.3 million (9.5 million shares of our common stock). In connection with the acquisition, we recorded $9.1 million of stock-based compensation expense due to accelerated vesting of FADV options and RSUs.

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

NOTE 19. Discontinued Operations.

Summarized below are the components of our income (loss) from discontinued operations for the years ended December 31, 2010, 2009, and 2008:

(in thousands, except per share amounts)	2010	2009	2008
Income (loss) from discontinued operations, net of tax - FAFC	$43,520	$131,642	$(43,195)
Income (loss) from discontinued operations, net of tax - Employer & Litigation	(145,573)	4,844	26,080
Total income (loss) from discontinued operations, net of tax	$(102,053)	$136,486	$(17,115)
Earnings (loss) per share:
Basic	$(0.92)	$1.44	$(0.18)
Diluted	$(0.91)	$1.43	$(0.18)
Weighted-average common shares outstanding:
Basic	111,529	94,551	92,516
Diluted	112,363	95,478	92,516

FAFC

The businesses distributed as part of the Separation are presented within the consolidated financial statements as discontinued operations. The net income (loss) from discontinued operations in the years ended December 31, 2010, 2009 and 2008, includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2010, 2009, and 2008.

(in thousands, except per share amounts)	2010	2009	2008
Total revenue	$1,490,501	$3,938,616	$4,284,800
Income (loss) from discontinued operations before income taxes	$76,323	$229,989	$(62,240)
Income tax expense (benefit)	33,222	86,459	(30,568)
Income (loss), net of tax	43,101	143,530	(31,672)
Less: Net (loss) income attributable to noncontrolling interests	(419)	11,888	11,523
Income (loss) from discontinued operations, net of tax	$43,520	$131,642	$(43,195)
Earnings (loss) per share:
Basic	$0.39	$1.39	$(0.47)
Diluted	$0.39	$1.38	$(0.47)
Weighted-average common shares outstanding:
Basic	111,529	94,551	92,516
Diluted	112,363	95,478	92,516

At December 31, 2009, we classified certain assets and liabilities associated with FAFC as assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

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

Employer and Litigation Services businesses

On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser. We also agreed to provide certain transition services to the Purchaser for up to one year following the closing. As a result of the sale, the businesses are reflected in our consolidated financial statements as discontinued operations and the results of the businesses in the prior years have been reclassified to conform to the 2010 classification.

The purchase price for the employer and litigation services businesses was $265.0 million in cash. In connection with the sale, we recognized a loss of $19.0 million, net of a $34.5 million tax benefit associated with utilization of capital loss carry-backs available to us.

We recorded a goodwill impairment charge of $174.0 million for the three and nine month period ended September 30, 2010 related to the employer services and litigation services reporting units, based on information available to us at that time regarding a potential sale of the employer and litigation services businesses. See further discussion in Note 7 - Goodwil.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2010, 2009 and 2008.

(in thousands, except per share amounts)	2010	2009	2008
Total revenue	$242,895	$209,280	$310,914
(Loss) income from discontinued operations before income taxes	$(168,819)	$11,948	$44,818
Income tax expense (benefit)	(23,246)	7,104	18,738
Net (loss) income, net of tax	$(145,573)	$4,844	$26,080
Less: Net income attributable to noncontrolling interests	$-	-	-
(Loss) income from discontinued operations, net of tax	$(145,573)	$4,844	$26,080
(Loss) earnings per share:
Basic	$(1.31)	$0.05	$0.28
Diluted	$(1.30)	$0.05	$0.28
Weighted-average common shares outstanding:
Basic	111,529	94,551	92,516
Diluted	112,363	95,478	92,516

At December 31, 2009, we classified certain assets and liabilities associated with the employer and litigation services businesses as assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets.

December 31,
(in thousands)	2009
Cash and cash equivalents	$31,486

Accounts receivable, net of allowance for doubtful accounts of $3,838	44,544
Prepaid and other current assets	5,438
Deferred tax asset	8,966
Investments	1,903
Property and equipment, net	29,839
Capitalized data and database costs, net	44
Goodwill	384,554
Other intangible assets, net	22,091
Other assets	20
Total assets of discontinued operations	528,885
Accounts payable and accrued liabilities	30,806
Deferred revenue	5,304
Notes and contracts payable	1,737
Deferred tax liability	35,372
Other liabilities	130
Total liabilities of discontinued operations	73,349
Total net assets of discontinued operations	$455,536

NOTE 20. Transactions with FAFC.

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the year ended December 31, 2010, the net amount of $5.4 million was recognized in other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2010, no reserves were considered necessary. See further discussion at Note 17 – Litigation and Regulatory Contingencies.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We have recorded a receivable from FAFC of $40.7 million for these contingent tax obligations. See further discussion at Note 10 – Income Taxes.

On the record date for the Separation, we issued shares of our common stock to FAFC and FAFC’s wholly-owned principal title insurance subsidiary that resulted in FAFC owning 12.9 million shares of our common stock immediately following the Separation. There are no restrictions related to FAFC’s ability to dispose of the shares and we retain a right of first offer on sales by FAFC. FAFC has agreed to dispose of the shares by June 1, 2015 or to bear any adverse tax consequences arising out of holding the shares for longer than that period.

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrues interest at a rate of 6.52% per annum. Interest was first due on July 1, 2010 and is due quarterly thereafter. The promissory note matures on May 31, 2017. The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees. See Note 12 - Employee Benefit Plans for further discussion of the defined benefit pension plan.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $4.4 million in 2010, $6.4 million in 2009, and $4.4 million in 2008.

During the years ended December 31, 2010, 2009, and 2008 we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $21.4 million in 2010, $46.4 million in 2009 and $50.8 million in 2008. The expenses related to these transactions, which primarily related to purchase of sales of data and other settlement services, totaled $11.8 million in 2010, $6.6 million in 2009, and $2.5 million in 2008.

Prior to the Separation, certain commercial transactions with FAFC were settled in cash and are reflected in due from FAFC, net in our consolidated balance sheets. Following the Separation, all transactions with FAFC are settled in cash and are reflected in due from FAFC, net in our consolidated balance sheets.

NOTE 21. Segment Financial Information.

In connection with the Separation, we reorganized our reportable segments into three reportable segments, consisting of business and information services, data and analytics and employer and legal and marketing services. On December 30, 2010, we completed the sale of the employer and litigation services businesses of this segment to Symphony Technology Group. As a result, we currently have two reportable segments:

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

Our business and information services segment has two components: mortgage origination services, which is focused on the mortgage origination and servicing industry, and default and technology services, which is primarily oriented toward services required by owners/servicers of troubled mortgage assets and toward providing custom outsourcing solutions for a wide range of customers.

Our business and information services segment includes the following amounts of inter-company revenues: $9.3 million in 2010, $12.1 million in 2009 and $13.2 million in 2008. Our business and information services segment includes the following amounts of inter-company expenses: $44.9 million in 2010, $34.1 million in 2009 and $28.6 million in 2008.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

Data and Analytics: Our data and analytics segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-backed securities. We both license our data directly to our customers and provide our customers with analytical products for risk management, collateral assessment, loan quality reviews and fraud assessment. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker and multiple listing services products.

Our data and analytics segment includes the following amounts of inter-company revenues: $15.6 million in 2010, $21.9 million in 2009, and $24.8 million in 2008. Our data and analytics segment includes the following amounts of inter-company expenses: $19.5 million in 2010, $13.7 million in 2009 and $11.5 million in 2008.

Corporate and eliminations consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense, our marketing services group (which focuses on lead generation) and elimination of inter-company revenues included in the results of the reportable segments.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

Selected financial information about our operations by segment for each of the past three years is as follows:

(in thousands) 2010	Operating Revenue	Depreciation and Amortization	Income (Loss) From Continuing Operations	Assets	Investments in Affiliates	Capital Expenditures
Business and Information Services	$892,063	$22,656	$205,190	$1,089,492	$81,306	$4,854
Data and Analytics	704,878	54,644	133,431	1,201,711	73,109	16,286
Corporate and Eliminations	26,331	28,919	(247,243)	928,629	11,294	37,126
Consolidated (excluding assets for discontinued operations)	$1,623,272	$106,219	$91,378	$3,219,832	$165,709	$58,266

2009
Business and Information Services	$911,030	$25,096	$219,643	$1,092,567	$19,286	$9,903
Data and Analytics	677,636	53,943	151,937	1,356,695	66,576	19,278
Corporate and Eliminations	112,026	44,943	(250,777)	716,895	84,038	8,210
Consolidated (excluding assets for discontinued operations)	$1,700,692	$123,982	$120,803	$3,166,157	$169,900	$37,391

2008
Business and Information Services	$751,087	$23,094	$154,247	$1,065,972	$29,432	$12,932
Data and Analytics	724,442	60,122	130,404	1,332,235	64,598	19,950
Corporate and Eliminations	67,459	53,430	(250,694)	591,575	106,259	10,218
Consolidated (excluding assets for discontinued operations)	$1,542,988	$136,646	$33,957	$2,989,782	$200,289	$43,100

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

Operating revenues separated between domestic and foreign operations and by segment for each of the three years ending December 31, 2010 is as follows:

	Year ending December 31,
(in thousands)	2010		2009		2008
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Business and Information Services	$892,011	$52	$911,030	$-	$751,087	$-
Data and Analytics	697,377	7,501	671,208	6,428	714,889	9,553
Corporate and Eliminations	(26,897)	53,228	50,430	61,596	5,078	62,381
Consolidated	$1,562,491	$60,781	$1,632,668	$68,024	$1,471,054	$71,934

Long-lived assets separated between domestic and foreign operations and by segment as of December 31, 2010 and 2009 is as follows:

	Year ending December 31,
(in thousands)	2010		2009
	Domestic	Foreign	Domestic	Foreign
Business and Information Services	$948,011	$103	$885,953	$-
Data and Analytics	1,010,501	10,620	1,088,441	12,055
Corporate and Eliminations	391,177	3,643	275,357	4,374
Consolidated (excluding assets for discontinued operations)	$2,349,689	$14,366	$2,249,751	$16,429

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

NOTE 22. Unaudited Quarterly Financial Data.

The following table sets forth certain unaudited financial data of CoreLogic for the periods as indicated. Our operating results for the years ended December 31, 2010 and 2009 include results for the acquired entities from their respective dates of acquisition. The results of FAFC’s businesses’ operations are reflected in the Company’s consolidated statements of operations as discontinued operations. Additionally, the results of our employer and litigation services businesses, which we sold in December 2010, are reflected as discontinued operations. The results of the businesses’ operations in prior years have been reclassified to conform to the 2010 classification. In the nine months ended September 30, 2009, we corrected the misallocation of the provision for income taxes between continuing and discontinued operations that occurred in the three months ended June 30, 2009. This correction resulted in the provision for income taxes for continuing operations increasing by $6.1 million or $0.06 per diluted share, for the three and six months ended June 30, 2009, with offsetting impact to income from discontinued operations, net of tax. Additionally, in the quarter ended December 31, 2010, we recorded a net $1.0 million of benefit as a component to our provision for income taxes ($0.01 per diluted share) that related to previous quarters of 2010.  Of the $1.0 million benefit, there was an expense of $0.9 million related to the second quarter of 2010 ($0.01 per diluted share from continuing operations) and a benefit of $1.9 million ($0.02 per diluted share) related to the third quarter of 2010.

	For the quarters ended
(in thousands, except per share amounts)	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Operating revenue	$397,868	$410,976	$419,921	$394,507
Income (loss) from continuing operations attributable to CoreLogic stockholders	$10,263	$1,051	$52,244	$(9,850)
Income (loss) from discontinued operations attributable to CoreLogic stockholders, net of tax	18,579	23,934	(145,659)	1,093
Loss on sale of discontinued operations, net of tax	-	-	-	(18,985)
Net income (loss) attributable to CoreLogic stockholders	$28,842	$24,985	$(93,415)	$(27,742)
Per share amounts
Basic:
Income (loss) from continuing operations attributable to CoreLogic stockholders	$0.10	$0.01	$0.45	$(0.09)
Income (loss) from discontinued operations attributable to CoreLogic stockholders, net of tax	0.18	0.22	(1.25)	0.01
Loss on sale of discontinued operations, net of tax	-	-	-	(0.16)
Net income (loss) attributable to CoreLogic stockholders	$0.28	$0.23	$(0.80)	$(0.24)
Diluted:
Income (loss) from continuing operations attributable to CoreLogic stockholders	$0.10	$0.01	$0.45	$(0.09)
Income (loss) from discontinued operations attributable to CoreLogic stockholders, net of tax	0.18	0.22	(1.24)	0.01
Loss on sale of discontinued operations, net of tax	-	-	-	(0.16)
Net income (loss) attributable to CoreLogic stockholders	$0.28	$0.23	$(0.79)	$(0.24)
Weighted-average common shares outstanding:
Basic	103,474	108,936	116,991	116,344
Diluted	104,725	109,716	117,829	116,344

	For the quarters ended
(in thousands, except per share amounts)	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Operating revenue	$435,176	$450,097	$417,263	$398,156
Income (loss) from continuing operations attributable to CoreLogic stockholders	$23,277	$29,520	$15,727	$(5,359)
Income from discontinued operations attributable to CoreLogic stockholders, net of tax	12,748	40,753	39,634	43,351
Net income attributable to CoreLogic stockholders	$36,025	$70,273	$55,361	$37,992
Per share amounts
Basic:
Income (loss) from continuing operations attributable to CoreLogic stockholders	$0.25	$0.31	$0.17	$(0.05)
Income from discontinued operations attributable to CoreLogic stockholders, net of tax	0.14	0.44	0.42	0.44
Net income attributable to CoreLogic stockholders	$0.39	$0.75	$0.59	$0.39
Diluted:
Income (loss) from continuing operations attributable to CoreLogic stockholders	$0.24	$0.32	$0.17	$(0.05)
Income from discontinued operations attributable to CoreLogic stockholders, net of tax	0.14	0.43	0.42	0.44
Net income attributable to CoreLogic stockholders	$0.38	$0.75	$0.59	$0.39
Weighted-average common shares outstanding:
Basic	93,022	93,260	93,448	98,474
Diluted	93,695	94,005	94,525	98,474

NOTE 23. Subsequent Events.

Subsequent to December 31, 2010, we paid down the $200.0 million outstanding under our revolving line of credit.

In January 2011, we sold equity securities classified as available for sale with a carrying value of $51.3 million at December 31, 2010 for gross proceeds of $51.9 million and a gain of $24.9 million.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

In January 2011, we announced an agreement with the independent board of directors of RP Data Limited (“RP Data”) to recommend to RP Data shareholders the acquisition by CoreLogic of all of the outstanding shares of the company for a price of A$1.65 per share plus assumption of existing debt. We anticipate that the transaction will close in the second quarter of 2011 for total consideration of approximately $194.0 million. We currently own approximately 40% of the outstanding shares of RP Data.

In March 2011, we acquired the remaining ownership interests in a current investment in affiliate for $30.4 million. Based on the fair value of the investment, we recorded an impairment charge of $14.5 million on our existing investment as of December 31, 2010.

In February 2011, we completed the acquisition of the remaining noncontrolling interests in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in cash.

CORELOGIC AND SUBSIDIARY COMPANIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009, and 2008

(in thousands) Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$26,976	$4,930	$-	$(4,394	) (1)	$27,512
Claim losses	$26,326	$25,343	$-	$(23,431	) (2)	$28,238
Tax valuation allowance	$14,692	$4,366	$-	$-		$19,058
Year ended December 31, 2009
Allowance for doubtful accounts	$22,857	$13,128	$-	$(9,009	) (1)	$26,976
Claim losses	$28,038	$36,833	$-	$(38,545	) (2)	$26,326
Tax valuation allowance	$13,707	$985	$-	$-		$14,692
Year ended December 31, 2008
Allowance for doubtful accounts	$23,268	$7,998	$-	$(8,409	) (1)	$22,857
Claim losses	$23,989	$23,838	$-	$(19,789	) (2)	$28,038
Tax valuation allowance	$10,173	$3,534	$-	$-		$13,707
(1)	Amount represents accounts written off, net of recoveries.
(2)	Amount represents claim payments, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and principal financial officer have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued an attestation report on the Company’s internal controls over financial reporting.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. We expect to report changes to our internal controls over financial reporting for 2011 due to the departure of Anthony S. Piszel, the former Chief Financial Officer of the Company.

Item 9B. Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 11: Executive Compensation

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 14: Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statement of Comprehensive (Loss) Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

2. Financial Statement Schedule.

3. Exhibits – See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORELOGIC, INC.

By:	/s/ Anand K. Nallathambi
Anand K. Nallathambi
President and Chief Executive Officer
Date: March 14, 2011

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Anand Nallathambi, Michael Rasic and Stergios Theologides, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand K. Nallathambi	President and Chief Executive Officer	March 14, 2011
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Michael A. Rasic	Senior Vice President, Finance and Accounting	March 14, 2011
Michael A. Rasic	(Principal Financial Officer and Principal Accounting Officer)

/s/ Parker S. Kennedy	Executive Chairman, Director	March 14, 2011
Parker S. Kennedy

/s/ J. David Chatham	Director	March 14, 2011
J. David Chatham

/s/ Christopher V. Greetham	Director	March 14, 2011
Christopher V. Greetham

/s/ Thomas C. O’Brien	Director	March 14, 2011
Thomas C. O’Brien

/s/ D. Van Skilling	Director	March 14, 2011
D. Van Skilling

/s/ Matthew B. Botein	Director	March 14, 2011
Matthew B. Botein

/s/ David F. Walker	Director	March 14, 2011
David F. Walker

/s/ Mary Lee Widener	Director	March 14, 2011
Mary Lee Widener

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 28, 2010, by and between The First American Corporation and CoreLogic, Inc. (Incorporated by reference herein from Exhibit 2.1 to the Company’s Form 8-K as filed with the SEC on June 1, 2010).

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

3.2	Bylaws of CoreLogic, Inc., effective June 1, 2010 (Incorporated by reference herein from Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

4.1
Specimen Certificate for shares of Common Stock of CoreLogic, Inc. (Incorporated by reference herein from Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

4.2
Junior Subordinated Indenture, dated as of April 22, 1997 (Incorporated by reference herein from Exhibit (4.2) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 as filed with the SEC on August 14, 1997).

4.3
Supplemental Indenture to Junior Subordinated Indenture, dated as of April 30, 2010 (Incorporated by reference herein from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.4
Second Supplemental Indenture to Junior Subordinated Indenture, dated as of June 1, 2010 (Incorporated by reference herein from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.5	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture (Incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).

4.6	Certificate of Trust of First American Capital Trust I (Incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).

4.7
Amended and Restated Declaration of Trust of First American Capital Trust I, dated as of April 22, 1997 (Incorporated by reference herein from Exhibit (4.3) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 as filed with the SEC on August 14, 1997).

4.8
Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security) (Incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).

4.9	Form of New Guarantee Agreement (Incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).

4.10
Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee (Incorporated by reference herein from Exhibit (4) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 as filed with the SEC on August 14, 1998).

4.11	Form of First Supplemental Indenture (Incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004).

4.12
Second Supplemental Indenture to Senior Indenture, dated as of April 30, 2010 (Incorporated by reference herein from Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.13
Third Supplemental Indenture to Senior Indenture, dated as of May 10, 2010 (Incorporated by reference herein from Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.14
Fourth Supplemental Indenture to Senior Indenture, dated as of June 1, 2010 (Incorporated by reference herein from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.15	Form of Underwriting Agreement (Incorporated by reference herein from Exhibit 1.1 of Pre-effective Amendment No. 2 to Registration Statement No 333-116855 on Form S-3, dated July 19, 2004).

4.16	Form of Senior Note (Incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004).

10.1
Separation and Distribution Agreement by and between The First American Corporation and First American Financial Corporation, dated as of June 1, 2010 (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.2
Tax Sharing Agreement by and between The First American Corporation and First American Financial Corporation, dated as of June 1, 2010 (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.3
Promissory Note issued by The First American Corporation to First American Financial Corporation, dated June 1, 2010 (Incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.4
Restrictive Covenants Agreement among First American Financial Corporation and The First American Corporation, dated June 1, 2010 (Incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.5
Employment Agreement by and between First Advantage Corporation and Anand Nallathambi, dated August 10, 2009 (Incorporated by reference herein from Exhibit 99(e)(8) of Solicitation/Recommendation Statement on Schedule 14D-9 of First Advantage Corporation, dated October 9, 2009).*

10.6
Assignment and Assumption Agreement by and between CoreLogic, Inc. and First Advantage Corporation, dated as of June 9, 2010 (Incorporated by reference herein from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010). *

10.7
Letter Agreement by and between CoreLogic, Inc. and Mr. Nallathambi, dated June 9, 2010 (Incorporated by reference herein from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.8
Arrangement regarding Mr. Nallathambi’s Relocation Assistance Package (Incorporated by reference herein to description included in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2010).*

10.9
Letter Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated May 31, 2010 (Incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).*

10.10	Amendment to Letter Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated October 29, 2010. *✓

10.11
Employment Agreement by and between The First American Corporation and Anthony S. Piszel, dated January 27, 2009 (Incorporated by reference herein from Exhibit 10(gggg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.12
Letter agreement regarding relocation arrangement with Anthony S. Piszel, dated August 25, 2009 (Incorporated by reference herein from Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 as filed with the SEC on November 2, 2009).*

10.13
Employment Agreement by and between The First American Corporation and George S. Livermore, dated as of December 17, 2008 (Incorporated by reference herein from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.14
Employment Agreement by and between The First American Corporation and Barry M. Sando, dated December 17, 2008 (Incorporated by reference herein from Exhibit 10(eeee) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.15
Separation Agreement and General Release between The First American Corporation and Frank V. McMahon, dated as of January 13, 2010 (Incorporated by reference herein from Exhibit (10)(gggg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.16
Consulting Agreement between The First American Corporation and Frank V. McMahon, dated as of January 13, 2010 (Incorporated by reference herein from Exhibit (10)(hhhh) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.17	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.18
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.19
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.20
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.21
Deferred Compensation Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.22
Amendment No. 1 to the Company’s Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.23	Amendment No. 2 to the Company’s Executive Supplemental Benefit Plan, dated as of January 27, 2011.*✓

10.24
Amendment No. 1 to the Company’s Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.25	Amendment No. 2 to the Company’s Management Supplemental Benefit Plan, dated as of January 27, 2011.*✓

10.26
Amendment No. 1 to the Company’s Deferred Compensation Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.27	Amendment No. 2 to the Company’s Deferred Compensation Plan, effective as of January 1, 2011.*✓

10.28
2010 Non-Employee Director Compensation summary (Incorporated by reference herein from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.29	2011 Non-Employee Director Compensation Summary.*✓

10.30	1997 Directors’ Stock Plan (Incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 onForm S-8, dated December 11, 1997).*

10.31
Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.32
Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.33
Amendment No. 3 to 1997 Directors’ Stock Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.34	1996 Stock Option Plan (Incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8, dated December 30, 1996).*

10.35
Amendment No. 1 to 1996 Stock Option Plan , dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.36
Amendment No. 2 to 1996 Stock Option Plan, dated June 22, 1998 (Incorporated by reference herein from Exhibit (10)(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.37
Amendment No. 3 to 1996 Stock Option Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.38
Amendment No. 4 to 1996 Stock Option Plan, dated April 22, 1999 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 as filed with the SEC on August 16, 1999).*

10.39
Amendment No. 5 to 1996 Stock Option Plan, dated February 29, 2000 (Incorporated by reference herein from Exhibit (10)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.40
Amendment No. 6 to 1996 Stock Option Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.41
Amendment No. 7 to 1996 Stock Option Plan, dated June 4, 2002 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August14, 2002).*

10.42	The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan).*✓

10.43
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007 (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2007).*

10.44	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2007).*

10.45	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2007).*

10.46
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 26, 2008 (Incorporated by reference herein from Exhibit (10)(tt) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on February 29, 2008).*

10.47
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 10, 2009 (Incorporated by reference herein from Exhibit 10(uu) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.48
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved October 5, 2009 (Incorporated by reference herein from Exhibit (10)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 as filed with the SEC on November 2, 2009).*

10.49
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(zz) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.50
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2007).*

10.51
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award (Incorporated by reference herein from Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 8, 2008).*

10.52
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009 (Incorporated by reference herein from Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.53
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.54
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.55	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee).*✓

10.56
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.57	Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee). *✓

10.58
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.59	Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee).*✓

10.60
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement (Incorporated by reference herein from Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2007).*

10.61
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 26, 2008 (Incorporated by reference herein from Exhibit (10)(yy) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on February, 29, 2008).*

10.62
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 10, 2009 (Incorporated by reference herein from Exhibit 10(eee) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.63
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(mmm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.64	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 1, 2011. *✓

10.65
Amended and Restated Operating Agreement for First American Real Estate Solutions LLC, a California Limited Liability Company, by and among First American Real Estate Information Services, Inc. and Experian Information Solutions, Inc., et al., dated December 31, 2009 (Incorporated by reference herein from Exhibit (10)(ooo) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.66
Purchase Agreement between CoreLogic, Inc. and STG-Fairway Holdings, LLC, dated as of December 22, 2010 (Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).

10.67
Third Amended and Restated Credit Agreement among The First American Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, dated as of April 12, 2010 (Incorporated by reference herein to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010 as filed with the SEC on May 3, 2010).

10.68	First Amendment to Third Amended and Restated Credit Agreement, dated as of December 3, 2010.✓

10.69
Reseller Services Agreement, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(g) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.70
Amendment to Reseller Services Agreement for Resales to Consumers, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(h) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.71	Promissory Note, dated as of December 13, 2007, of First American CoreLogic Holdings, Inc. in favor of Banc of America Leasing & Capital, LLC (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2007).

10.72
Master Security Agreement, dated as of December 13, 2007, between First American CoreLogic Holdings, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference herein from Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2007).

10.73
Continuing Guaranty, dated as of December 13, 2007, by First American Real Estate Solutions LLC in favor of Banc of America Leasing & Capital, LLC (Incorporated by reference herein from Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2007).

10.74
Amended and Restated Contribution and Joint Venture Agreement by and among The First American Financial Corporation and Experian Information Solutions, Inc., et al., dated December 31, 2009 (Incorporated by reference herein from Exhibit (10)(nnn) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).

10.75
Termination and Release Agreement by and among the First American Corporation and Experian Information Solutions, Inc., et al., dated December 31, 2009 (Incorporated by reference herein from Exhibit (10)(rrr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 1, 2010).

14.1	Code of Ethics.✓

21.1	Subsidiaries of the registrant.✓

23.1	Consent of Independent Registered Public Accounting Firm.✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.✓

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.✓

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

✓	Included in this filing

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.