Form 10-K/A
period 2010-12-31
CORELOGIC, INC.
filed 2011-03-31
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K (the “Amendment”) to the Annual Report on Form 10-K of CoreLogic, Inc. (the “Company”) for the fiscal year ended December 31, 2010 (the “Original Report”), filed by the Company with the Securities and Exchange Commission on March 14, 2011, is to furnish the following document which was not included in the Original Report: Exhibit 99.1 – Audited Financials of RELS LLC.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Report. This Amendment continues to speak as of the filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORELOGIC, INC.

By:	/s/ Anand K. Nallathambi
Anand K. Nallathambi
President and Chief Executive Officer
Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand K. Nallathambi	President, Chief Executive Officer and Director	March 31, 2011
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Michael A. Rasic	Senior Vice President, Finance and Accounting	March 31, 2011
Michael A. Rasic	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President, Controller	March 31, 2011
James L. Balas	(Principal Accounting Officer)

*	Executive Chairman, Director	March 31, 2011
Parker S. Kennedy

*	Director	March 31, 2011
J. David Chatham

*	Director	March 31, 2011
Christopher V. Greetham

*	Director	March 31, 2011
Thomas C. O’Brien

*	Director	March 31, 2011
D. Van Skilling

*	Director	March 31, 2011
Matthew B. Botein

*	Director	March 31, 2011
David F. Walker

*	Director	March 31, 2011
Mary Lee Widener

*By:	/s/ Michael A. Rasic
Michael A. Rasic, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description

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

10.23	Amendment No. 2 to the Company’s Executive Supplemental Benefit Plan, dated as of January 27, 2011.* ✓

10.24
Amendment No. 1 to the Company’s Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.25	Amendment No. 2 to the Company’s Management Supplemental Benefit Plan, dated as of January 27, 2011.* ✓

10.26
Amendment No. 1 to the Company’s Deferred Compensation Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.27	Amendment No. 2 to the Company’s Deferred Compensation Plan, effective as of January 1, 2011.* ✓

10.28
2010 Non-Employee Director Compensation summary (Incorporated by reference herein from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.29	2011 Non-Employee Director Compensation Summary.* ✓

10.30	1997 Directors’ Stock Plan (Incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 onForm S-8, dated December 11, 1997).*

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

14.1	Code of Ethics.✓

21.1	Subsidiaries of the registrant.✓

23.1	Consent of Independent Registered Public Accounting Firm.✓

23.2	Consent of Independent Registered Public Accounting Firm **

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.**

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

99.1	Audited Financials of RELS LLC **

✓	Included in previously filed original Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

**	Filed herewith