Form 10-Q
period 2011-03-31
CORELOGIC, INC.
filed 2011-05-06
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On April 28, 2011 there were 109,155,731 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except per share value)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$149,713	$447,145
Restricted cash	21,095	21,095
Accounts receivable (less allowance for doubtful accounts of $22,540 and $27,512 in 2011 and 2010, respectively)	223,226	217,351
Prepaid expenses and other current assets	53,478	44,543
Income tax receivable, net	2,199	30,587
Deferred tax assets, current	19,835	19,835
Marketable securities	21,583	75,221
Due from First American Financial Corporation (“FAFC”), net	880	—
Total current assets	492,009	855,777
Property and equipment, net	227,390	211,450
Goodwill	1,475,120	1,444,993
Other identifiable intangible assets, net	143,866	132,689
Capitalized data and database costs, net	212,964	211,331
Investment in affiliates	185,143	165,709
Deferred income tax assets, long-term	32,631	17,000
Other assets	168,747	180,883
Total assets	$2,937,870	$3,219,832
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$153,497	$137,578
Accrued salaries and benefits	76,557	81,949
Deferred revenue, current	225,342	186,558
Mandatorily redeemable noncontrolling interests	—	72,000
Current portion of long-term debt	37,981	233,452
Due to FAFC, net	—	18,097
Total current liabilities	493,377	729,634
Long-term debt, net of current portion	486,207	487,437
Deferred revenue, net of current portion	318,530	350,827
Deferred income tax liabilities	995	994
Other liabilities	105,039	104,245
Total liabilities	1,404,148	1,673,137

Equity:
CoreLogic, Inc.’s (CLGX) stockholders’ equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 177,531 and 178,363 shares authorized; 114,969 and 115,499 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	1,207,347	1,229,806
Retained earnings	321,846	298,590
Accumulated other comprehensive income	1,846	15,943
Total CLGX’s stockholders’ equity	1,531,040	1,544,340
Noncontrolling interests	2,682	2,355
Total equity	1,533,722	1,546,695
Total liabilities and equity	$2,937,870	$3,219,832

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
 Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010
Operating revenue	$403,994	$397,868
External cost of revenue	124,274	125,814
Salaries and benefits	153,069	153,507
Other operating expenses	72,075	74,013
Depreciation and amortization	25,211	25,971
Total operating expenses	374,629	379,305
Income from operations	29,365	18,563
Interest (expense) income:
Interest income	1,969	1,340
Interest expense	(9,556)	(7,243)
Total interest (expense), net	(7,587)	(5,903)
Gain on investment and other income	30,860	2,789
Income from continuing operations before equity in earnings of affiliates and income taxes	52,638	15,449
Provision for income taxes	34,899	2,912
Income from continuing operations before equity in earnings of affiliates	17,739	12,537
Equity in earnings of affiliates, net of tax	6,334	7,523
Income from continuing operations	24,073	20,060
Income from discontinued operations, net of tax	—	18,579
Net income	24,073	38,639
Less: Net income attributable to noncontrolling interests	817	9,222
Net income attributable to CLGX	$23,256	$29,417
Amounts attributable to CLGX stockholders:
Income from continuing operations	$23,256	$10,838
Income from discontinued operations, net of tax	—	18,579
Net income	$23,256	$29,417
Basic income per share:
Income from continuing operations attributable to CLGX stockholders	$0.20	$0.10
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.18
Net income attributable to CLGX	$0.20	$0.28
Diluted income per share:
Income from continuing operations attributable to CLGX stockholders	$0.20	$0.10
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.18
Net income attributable to CLGX	$0.20	$0.28
Weighted-average common shares outstanding:
Basic	115,545	103,474
Diluted	116,306	104,752

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
 Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Net income attributable to CLGX	$23,256	$29,417
Other comprehensive income (loss), net of tax:
Unrealized loss on securities	(365)	(2,658)
Unrealized gain on interest rate swap	837	—
Foreign currency translation adjustments	268	(761)
Supplemental benefit plans adjustment	(61)	(236)
Reclassification of unrealized gain on marketable equity security upon sale of related investment, net of tax	(14,776)	—
Total other comprehensive loss, net of tax	(14,097)	(3,655)
Comprehensive income	9,159	25,762
Less: Comprehensive loss attributable to the noncontrolling interests	—	(12)
Comprehensive income attributable to CLGX	$9,159	$25,774

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$24,073	$38,639
Income from discontinued operations	—	18,579
Income from continuing operations	$24,073	$20,060
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	25,211	25,971
Provision for bad debt and claim losses	5,588	5,627
Stock-based compensation	3,138	6,465
Equity in earnings of affiliates, net of taxes	(6,334)	(7,523)
Deferred income tax	14,050	1
Net realized investment gains	(30,860)	(2,789)
Change in operating assets and liabilities:
Accounts receivable	(2,670)	2,832
Prepaid expenses and other assets	(5,622)	(4,089)
Accounts payable and accrued expenses	630	(21,829)
Deferred income	(12,612)	(13,253)
Due to FAFC	(18,977)	3,426
Income tax accounts	23,036	41,209
Dividends received from investments in affiliates	12,127	8,707
Other assets and other liabilities	(8,145)	(11,037)
Net cash provided by operating activities - continuing operations	22,633	53,778
Net cash used in operating activities - discontinued operations	—	(60,322)
Total cash provided by (used in) operating activities	$22,633	$(6,544)
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	(72,000)	(72,000)
Purchase of subsidiary shares from and other decreases in noncontrolling interests	—	(2,067)
Purchases of capitalized data	(6,298)	(5,949)
Purchases of property and equipment	(11,210)	(21,052)
Cash paid for acquisitions, net of cash acquired	(27,397)	—
Purchases of investments in affiliates	(26,033)	—
Purchases of investments	(2,716)	—
Proceeds from maturities of debt securities	—	2,360
Proceeds from sale of investments	53,847	25,389
Net cash used in investing activities - continuing operations	(91,807)	(73,319)
Net cash used in investing activities - discontinued operations	—	(158,298)
Total cash used in investing activities	$(91,807)	$(231,617)
Cash flows from financing activities:
Proceeds from long-term debt	—	596
Repayment of long-term debt	(211,320)	(19,874)
Proceeds from issuance of stock related to stock options and employee benefit plans	2,217	3,977
Share repurchase	(15,082)	—
Distribution to noncontrolling interests	(4,290)	(5,119)
Cash dividends	—	(22,846)
Tax benefit related to stock options	217	1,520
Net cash used in financing activities - continuing operations	(228,258)	(41,746)
Net cash provided by financing activities - discontinued operations	—	21,391
Total cash used in financing activities	$(228,258)	$(20,355)
Net decrease in cash and cash equivalents	(297,432)	(258,516)
Cash and cash equivalents at beginning of period	447,145	467,510
Change in cash and cash equivalents - discontinued operations	—	130,718
Cash and cash equivalents at end of period	$149,713	$339,712

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,849	$4,210
Cash paid income taxes	$2,994	$3,451
Cash refunds received income taxes	$5,986	$28,000
Non-cash financing activities:
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$(3,800)	$5,154
Non-cash investing activities:
Note payable issued for the acquisition of investment in affiliate	$12,700	$—

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Capital	Earnings	(Loss) Income	Interests (1)	Total
Balance at December 31, 2010	115,499	$1	$1,229,806	$298,590	$15,943	$2,355	$1,546,695
Net income for the three months ended March 31, 2011	—	—	—	23,256	—	327	23,583
Shares issued in connection with share-based compensation	302	—	2,217	—	—	—	2,217
Share-based compensation	—	—	3,138	—	—	—	3,138
Share repurchase	(832)	—	(15,082)	—	—	—	(15,082)
Adjust redeemable noncontrolling interests to redemption value	—	—	(3,800)	—	—	—	(3,800)
Income tax indemnification adjustment related to Spin-off distribution of FAFC	—	—	(8,932)	—	—	—	(8,932)
Other comprehensive income	—	—	—	—	(14,097)	—	(14,097)
Balance at March 31, 2011	114,969	$1	$1,207,347	$321,846	$1,846	$2,682	$1,533,722

(1)           Excludes amounts related to mandatorily redeemable noncontrolling interests included in current liabilities of the Company’s condensed consolidated balance sheet at December 31, 2010, which were redeemed in the first quarter of 2011. See Note 12- Redeemable Noncontrolling Interests to the condensed consolidated financial statements for a discussion of redeemable noncontrolling interests.

See notes to condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements.

Our condensed consolidated financial information included in this report has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual amounts may differ from these estimated amounts. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain prior year amounts have been classified to conform to the current year presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

On May 18, 2010, the shareholders of FAC approved a separate transaction pursuant to which FAC changed its place of incorporation from California to Delaware (the “Reincorporation”). The Reincorporation became effective June 1, 2010. To effect the Reincorporation, FAC and CoreLogic, Inc., which was a wholly-owned subsidiary of FAC incorporated in Delaware, entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, FAC merged with and into CoreLogic, Inc., with CoreLogic, Inc. continuing as the surviving corporation. Concurrent with the Separation, FAC changed its trading symbol to CLGX.  For purposes of this report, “CoreLogic,” the “Company,” “we,” “our,” “us” or similar references mean CoreLogic, Inc. and our consolidated subsidiaries.

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

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.  As a result of the Separation, the FAFC businesses are reflected in our condensed consolidated financial statements as discontinued operations in 2010.  See Note 14 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts recorded for FAFC liabilities at March 31, 2011.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of common stock, or 12,933,265 shares. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million.  As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million.  FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased four million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share.  The price per share was agreed upon by the parties during the trading day on April 5, 2011.  See further discussion at Note15 – Transactions with FAFC and Note – 17 Subsequent Events.

GAAP requires that we include all of the corporate costs of FAC up to the Separation date in our income statement.  For the three-month period ended March 31, 2010, those net expenses totaled approximately $31.9 million.

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the CoreLogic Real Estate Solutions, LLC (formerly First American Real Estate Solutions, LLC) joint venture. We completed the $313.8 million cash buy-out of the noncontrolling interest on December 31, 2010.  We made a final profit distribution of $4.2 million and a tax distribution (based on the fourth quarter of 2010 profitability of the joint venture) of $0.1 million in the first quarter of 2011.

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

On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser for all cash proceeds of $265.0 million. We have also agreed to provide certain transition services to the Purchaser for up to one year following the December 30, 2010 closing.  The businesses are reflected in our condensed consolidated financial statements as discontinued operations and the results of those businesses in the prior years have been reclassified to conform to the 2010 classification. See Note 14 – Discontinued Operations for additional disclosures.

In March 2011, we completed our acquisition of the remaining interest in Dorado Network Systems Corporation (“Dorado”), a provider of open-technology platforms to mortgage originators, for $31.6 million in cash. Dorado is included as a component of the default and technology services component of the business and information services segment.

In March 2011, we entered into a new settlement services joint venture with a top mortgage originator.  Our initial investment in the joint venture was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and discounted to $12.7 million.  See Note 2 – Investment in Affiliates.

During the first quarter of 2011, we disposed of our remaining investment in DealerTrack Holdings, Inc., a provider of software services to the automotive industry.  The sale of this investment, which was accounted for as a marketable equity security, generated a $24.9 million pre-tax gain in the first quarter of 2011.

In connection with the Separation, we reorganized our reportable segments into three reportable segments to be consistent with how we view and operate our businesses.  On December 30, 2010, we completed the sale of our employer and litigation services businesses and as a result we currently have two reportable segments.  During the first quarter of 2011, we changed the management oversight for our marketing services group and moved it from the corporate and eliminations group and into the specialty finance component of our data and analytics segment.  Prior period financial results have been recast to conform to this presentation.  See Note 16 – Segment Information.

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

In December 2010, the FASB issued updated guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Note 2 – Investment in Affiliates.

We record equity in earnings of affiliates net of tax.  Income taxes included in equity in earnings of affiliates were $4.2 million for the first quarter of 2011 and $5.0 million for the first quarter of 2010, with the changes driven by changes in the profitability of the investments in affiliates.

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

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Statement of operations
Net revenue	$84,694	$96,877
Expenses	67,467	73,417
Income before income taxes	$17,227	$23,460
Net income	$17,078	$23,314
CLGX equity in earnings of affiliate	$8,556	$11,680

In the first quarter of 2011, we acquired an interest in a joint venture for $35.0 million, consisting of an initial cash payment of $20.0 million and a deferred purchase price of $15.0 million payable in three installments of $5.0 million (due on the first, third, and fifth anniversaries of the initial close), which is non-interest bearing and discounted to $12.7 million. The purchase price of $35.0 million is in excess of our interest in the equity value of the joint venture and as a result we allocated $16.6 million of the excess purchase price to amortizable intangible assets and $14.2 million to goodwill. The balances are recorded as components of our investment in affiliates.

Note 3 – Marketable Securities.

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

In January 2011, we sold equity securities classified as available for sale with a carrying value of $51.3 million and a gross unrealized gain in other comprehensive income of $24.0 million ($14.8 million net of tax) at December 31, 2010 for gross proceeds of $51.9 million and a realized pre-tax gain of $24.9 million.  Sales of debt and equity securities resulted in a realized gain of $0.8 million for the three months ended March 31, 2010.

The cost and estimated fair value of investments in equity securities are as follow:

		Gross unrealized		Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2011
Preferred stock	$21,819	$—	$(236)	$21,583
	$21,819	$—	$(236)	$21,583
December 31, 2010
Common stock	27,256	23,999	—	51,255
Preferred stock	21,873	302	—	22,175
	$49,129	$24,301	$—	$73,430

The amortized cost and estimated fair value of investments in debt securities are as follows:

	Amortized	Gross unrealized		Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2010
Non-agency mortgage-backed and asset-backed securities	$1,913	$—	$(122)	$1,791
	$1,913	$—	$(122)	$1,791

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

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, classified using the three-level hierarchy for fair value measurements:

	Estimated fair
	value as of
(in thousands)	March 31, 2011	Level 1	Level 2
Equity Securities:
Preferred stock	$21,583	$21,583	$—
	$21,583	$21,583	$—

	Estimated fair
	value as of
(in thousands)	December 31, 2010	Level 1	Level 2
Debt securities:
Non-agency mortgage-backed and asset-backed securities	$1,791	$—	$1,791
	1,791	—	1,791
Equity Securities:
Common stock	51,255	51,255	—
Preferred stock	22,175	22,175	—
	73,430	73,430	—
	$75,221	$73,430	$1,791

Note 4 – Goodwill.

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reportable segment, for the three months ended March 31, 2011, is as follows:

	Business and
(in thousands)	Information Services	Data and Analytics	Consolidated
Balance at January 1, 2011
Goodwill	$721,480	$750,172	$1,471,652
Accumulated impairment losses	(6,925)	(19,734)	(26,659)
Goodwill	$714,555	$730,438	$1,444,993
Impairment loss			—
Acquisitions, (disposals), and earnouts	29,998	—	29,998
Other/post acquisition adjustments	—	129	129
Balance at March 31, 2011:
Goodwill	$751,478	$750,301	$1,501,779
Accumulated impairment losses	(6,925)	(19,734)	(26,659)
Goodwill	$744,553	$730,567	$1,475,120

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

In accordance with accounting guidance and consistent with prior year practice, our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter (using the September 30 valuation date), unless there is a triggering event. We have not performed an impairment analysis on any of our reporting units during the three months ended March 31, 2011 as no triggering events requiring such an analysis have occurred.

As of the date of our 2010 annual impairment review, the marketing services reporting unit included $123.3 million of goodwill. The fair value of this reporting unit under the income value approach was below the carrying value of the reporting unit’s book value by approximately 10% and the fair value under the market value approach exceeded the reporting unit’s book value by 11%. In assessing the realizability of goodwill, management considered the results of both analyses and weighed them accordingly given market conditions and expectations. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of the marketing services reporting unit in our 2010 annual testing were: (a) expected cash flow for the period from 2011 to 2019; (b) a discount rate of 18.5%, which was based on management’s best estimate of the after-tax weighted average cost of capital; and (c) a 25% control premium. It is reasonably possible that changes in the judgments, assumptions and estimates we made in assessing the fair value of our goodwill could cause these or other reporting units to become impaired. There were no other reporting units that management deemed to have a reasonable risk of material impairment charge at that time.

Note 5 – Other Identifiable Intangible Assets, net.

Other identifiable intangible assets consist of the following:

	March 31,	December 31,
(in thousands)	2011	2010
Customer lists	$255,881	$241,220
Noncompete agreements	15,332	15,332
Trade names	32,618	29,913
	303,831	286,465
Less accumulated amortization	(159,965)	(153,776)
Other identifiable intangible assets, net	$143,866	$132,689

Amortization expense for finite-lived intangible assets was $6.2 million for the three months ended March 31, 2011 and $6.6 million for the three months ended March 31, 2010.

Estimated amortization expense relating to finite-lived intangible asset balances as of March 31, 2011, is expected to be as follows for the next five years:

Customer lists and other intangible assets amortization
(in thousands)
Remainder of 2011	19,984
2012	25,666
2013	23,797
2014	16,284
2015	12,357
Thereafter	45,778
$143,866

Note 6 – Long-Term Debt.

Our long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2011	2010
Acquisition related notes:
Weighted average interest rate of 5.46% at March 31, 2011 and December 31, 2010, respectively, with maturities through 2013	$39,195	$44,624
Non-interest bearing acquisition note due in $5 million installments March 2012, 2014 and 2016	12,700	—
Notes:
5.7% senior debentures due August, 2014	1,175	1,175
7.55% senior debentures due April, 2028	59,645	59,645
8.5% deferrable interest subordinated notes due April, 2012	34,768	34,768
Bank debt:
Revolving line of credit borrowings due July 2012, weighted average interest rate of 3.63%	—	200,000
Term loan facility borrowings due April 2016, weighted average interest rate of 4.75%	347,375	348,250
Other debt:
6.52% Promissory Note due to First American Financial Corporation (Note 15)	18,216	18,787
Various interest rates with maturities through 2013	11,114	13,640
Total long-term debt	524,188	720,889
Less current portion of long-term debt	37,981	233,452
Long-term debt, net of current portion	$486,207	$487,437

Interest Rate Swaps

In October 2010, we entered into an amortizing interest rate swap transaction (the “Swaps”) that has a termination date of April 2016. The Swaps were for an initial notional balance of $348.3 million and amortize quarterly by $875,000 through April 12, 2016. Under the terms of the Swaps, we pay a fixed interest rate of 2.43% and the counterparties pay three-month LIBOR, subject to a 1.50% floor interest rate.

We have entered into the Swaps in order to convert all of our interest rate exposure on the term loan facility floating rate borrowings from variable to fixed. We have designated these interest rate swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in an asset of $6.4 million and $5.2 million at March 31, 2011 and December 31, 2010, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other assets. The inputs used to determine the estimated fair value of the Swaps are Level 2-type measurements. We considered our counterparty’s risk when determining the fair value of our interest rate swaps.

For the three months ended March 31, 2011, $0.8 million of gain (net of $0.4 million in deferred taxes) was recognized in other comprehensive income related to the Swaps.

It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2011, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the Swaps such that the occurrence of future hedge cash flows remains probable.

Note 7 – Income Taxes.

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 62.4% for the three months ended March 31, 2011, and 28.2% for the same period of the prior year. The change in the effective income tax rate is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, and the approximately $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment.  Effective January 1, 2011, income from the former partnership is wholly attributable to CoreLogic and income taxes are provided on all of the income generated in the first quarter of 2011. Income taxes included in equity in earnings of affiliates were $4.2 million for the three months ended March 31, 2011 and $5.0 million for the same period of the prior year.  For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and elimination group in the equity in earnings in affiliates.

As of March 31, 2011, the liability for income taxes associated with uncertain tax positions was $21.3 million. This liability can be reduced by $10.8 million of offsets for amounts subject to indemnification from FAFC under the Tax Sharing Agreement and $5.6 million in tax benefits from correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $4.9 million, if recognized, would favorably affect our effective tax rate.

Our continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2011, we had accrued $5.3 million of interest (net of tax benefit) and penalties related to uncertain tax positions. This liability can be reduced by $3.4 million of offsets subject to indemnification from FAFC under the Tax Sharing Agreement.

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

We entered into a Tax Sharing Agreement with FAFC in connection with the Separation. The Tax Sharing Agreement governs ours and FAFC’s respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended, and taxes incurred in connection with certain internal transactions undertaken in anticipation of the Separation.   Our rights, responsibilities and obligations under the Tax Sharing Agreement are discussed in our Annual Report on Form 10-K filed with the SEC on March 14, 2011.

Note 8 – Earnings Per Share.

	For the Three Months Ended
	March 31,
	2011	2010
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Income from continuing operations attributable to CLGX stockholders	$23,256	$10,838
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	18,579
Numerator for basic and diluted net income per share	$23,256	$29,417
Denominator:
Weighted-average shares for basic earnings per share	115,545	103,474
Effect of dilutive securities:
Effect of stock options and restricted stock units	761	1,278
Denominator for diluted earnings per share	116,306	104,752
Earnings per share
Basic:
Income from continuing operations attributable to CLGX stockholders	$0.20	$0.10
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.18
Net income attributable to CLGX	$0.20	$0.28
Diluted:
Income from continuing operations attributable to CLGX stockholders	$0.20	$0.10
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.18
Net income attributable to CLGX	$0.20	$0.28

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available during the period. Diluted earnings per share reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under our stock incentive plans.

For the three months ended March 31, 2011, 4.8 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months ended March 31, 2010, 2.8 million stock options and restricted stock units were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 9 – Fair Value of Financial Instruments.

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

For specific financial assets and liabilities (cash and cash equivalents, restricted cash, accounts receivable, net, due from/to FAFC, net, accounts payable and accrued liabilities, accrued salaries and benefits, and mandatorily redeemable noncontrolling interests), we believe that the carrying value is a reasonable estimate of fair value due to the short-term nature of the instrument and or the basis of accounting required for such item.

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

Interest Rate Swap Agreements and Foreign Currency Purchase Agreements

The fair value of the interest rate swap agreements and forward currency purchase agreements were estimated based on market value quotes received from the counterparties.

The carrying amounts and fair values of our financial instruments as of March 31, 2011 and December 31, 2010 are presented in the following table.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$149,713	$149,713	$447,145	$447,145
Restricted cash	21,095	21,095	21,095	21,095
Accounts receivable, net	223,226	223,226	217,351	217,351
Due from FAFC	880	880	—	—
Investments:
Debt securities	$—	$—	$1,791	$1,791
Equity securities	21,583	21,583	73,430	73,430
Investment in affiliates	185,143	185,143	165,709	165,709
Financial Liabilities:
Accounts payable and accrued liabilities	$153,497	$153,497	$137,578	$137,578
Accrued salaries and benefits	76,557	76,557	81,949	81,949
Due to FAFC	—	—	18,097	18,097
Mandatorily redeemable noncontrolling interests	—	—	72,000	72,000
Long-term debt	524,188	522,047	720,889	727,440
Off Balance Sheet Instruments:
Interest rate swap agreements	$6,379	$6,379	$5,156	$5,156
Foreign currency forward purchase agreements, net	(19)	(19)	(971)	(971)

Note 10 – Stock-Based Compensation.

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

Also, in connection with the Separation, on June 1, 2010, any nonvested FAC RSUs granted to CoreLogic employees were converted into CoreLogic RSUs.  The RSU grants were converted in a manner that was intended to preserve the fair market value of the FAC awards.  The resulting CoreLogic RSU grants are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the FAC RSU grants immediately prior to the Separation.

FAC stock options and RSUs held by FAFC employees were cancelled at the date of the Separation.

We primarily utilize stock options and RSUs as our stock-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

In March 2011, we awarded 184,108 performance-based restricted stock units (“PBRSUs”) with an estimated value of $3.2 million.  These awards will vest based on the attainment of certain performance goals relating to our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings per share for the year ending December 31, 2013.

In connection with the Separation, we awarded PBRSUs to certain key employees pursuant to the Plan, and subject to certain conditions in the grant agreement.  A total of 366,154 PBRSUs were issued at an estimated value of $6.9 million.  These awards will vest based on the attainment of certain performance goals relating to our adjusted EBITDA for the years ending December 31, 2011 through 2014 and 2015.  There was $0.5 million in expense recognized for PBRSUs in the quarter ended March 31, 2011.

As part of our acquisition of Dorado, we assumed the acquired company’s restricted stock unit plan and outstanding PBRSUs with an estimated value of $6.8 million.  These awards will vest based on the attainment of certain performance goals relating to the acquired entity’s revenues and EBITDA for the years ending December 31, 2011, 2012 and 2013.

RSU activity for the three months March 31, 2011, is as follows:

		Weighted
		Average
	Number of	Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Nonvested restricted stock units outstanding at December 31, 2010	1,558	$18.40
Restricted stock units granted	350	$17.68
Performance based stock units granted	184	$17.47
Restricted stock units forfeited	(39)	$18.09
Restricted stock units vested	(239)	$18.43
Nonvested restricted stock units outstanding at March 31, 2011	1,814	$18.14

As of March 31, 2011, there was $22.8 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.9 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

In 2011 and 2010, we issued CoreLogic stock options as incentive compensation for certain key employees.  The exercise price of each stock option is the closing market price of our common stock on the date of grant.  The options issued in 2011 generally vest equally over three years from the date of issuance and expire ten years after the grant date.  The stock options issued in 2010 generally vest equally over a four-year period (33% on the second, third, and fourth anniversaries) and expire ten years after the grant date.  The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

March 31, 2011
Expected dividend yield	0%
Risk-free interest rate (1)	2.01%
Expected volatility (2)	32.02%
Expected life (3)	5.45

(1) The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2) The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers’ historical data.

(3) The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on  our historical data.

Option activity for the three months ended March 31, 2011, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(in thousands, except weighted average price)	Shares	Exercise Price	Term	Value
Options outstanding at December 31, 2010	5,129	$21.27
Options granted	552	$17.47
Options exercised	(117)	$17.96
Options canceled	(153)	$24.61
Options outstanding at March 31, 2011	5,411	$20.86	5.0	$3,051
Options vested and expected to vest at March 31, 2011	5,378	$20.88	5.0	$3,040
Options exercisable at March 31, 2011	3,767	$21.97	3.1	$2,480

As of March 31, 2011, there was $9.4 million of total unrecognized compensation cost related to nonvested CoreLogic stock options that is expected to be recognized over a weighted-average period of 3.1 years.

In addition to stock options and RSUs, we have an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each quarter. We recognize an expense in the amount equal to the discount.

The following table sets forth the stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010
Stock options	$707	$200
Restricted stock	2,356	5,955
Employee stock purchase plan	75	310
	$3,138	$6,465

Total stock-based compensation expense for the three months ended March 31, 2010 includes expense related to FAFC totaling $2.4 million.

Note 11 – Acquisitions.

In March 2011, we completed our acquisition of the remaining interest in Dorado for $31.6 million in cash. Dorado is included as a component of the default and technology services component of the business and information services segment.

We previously held a 39.0% equity method investment in this entity and as a result of the purchase price paid, we recognized a loss of $14.5 million on our existing investment in the fourth quarter of 2010.  The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis.  We have preliminarily recorded approximately $30.0 million of goodwill, $17.3 million of identifiable intangible assets with finite lives, $17.3 million of developed software and deferred revenue of $19.1 million.  We are in the process of finalizing these purchase price allocations.

In January 2011, we announced an agreement with the independent board of directors of RP Data Limited (“RP Data”) to recommend to RP Data shareholders our acquisition of all of the outstanding shares of RP Data that we currently do not own for a price of Australian dollars (“A$”) 1.65 per share plus the repayment of existing debt. On April 20, 2011, the independent shareholders of RP Data approved the acquisition. The transaction is expected to close in the second quarter. We estimate that the consideration paid will be approximately A$194.0 million.  In the first quarter of 2011, we entered into a forward purchase agreement for A$30.0 million to economically hedge a portion of the foreign currency exchange rate risk associated with the proposed acquisition, which we expect to close in the second quarter of 2011.  The inputs used to determine the estimated fair value of the forward purchase agreement are Level 2-type measurements. In the first quarter of 2011, we recorded $1.3 million mark-to-market gain associated with this forward purchase agreement.

Note 12 – Redeemable Noncontrolling Interests.

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the CoreLogic Real Estate Solutions, LLC joint venture. We paid the remaining purchase price of $313.8 million on December 31, 2010. We made a final profit distribution of $4.2 million and a tax distribution (based on the fourth quarter of 2010 profitability of the joint venture) of $0.1 million in the first quarter of 2011.

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

Note 13 – Litigation and Regulatory Contingencies.

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

In addition, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations. These audits or investigations include inquiries into, among other matters, certain appraisal matters and marketing services. With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, we do not believe that the ultimate resolution of these matters either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

At March 31, 2011, we have $8.0 million reserved for litigation and regulatory contingency matters.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts recorded at March 31, 2011.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation.  Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At March 31, 2011, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of FAC’s financial services business with FAFC and financial responsibility for the obligations and liabilities of FAC’s information solutions business with the Company. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with:

●	the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and

●	any breach by such party of the Separation and Distribution Agreement.

Note 14 – Discontinued Operations.

Summarized below are the components of our income (loss) from discontinued operations for the three months ended March 31, 2010:

For the Three
Months Ended
March 31,
(in thousands, except per share amounts)	2010
Income from discontinued operations, net of tax - FAFC	$18,810
Loss from discontinued operations, net of tax - Employer & Litigation	(231)
Total income from discontinued operations, net of tax	$18,579
Earnings per share:
Basic	$0.18
Diluted	$0.18
Weighted-average common shares outstanding:
Basic	103,474
Diluted	104,752

FAFC

The businesses distributed as part of the Separation are presented within the condensed consolidated financial statements as discontinued operations. The net income from discontinued operations in the three months ended March 31, 2010 includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2010:
For the Three
Months Ended
March 31,
(in thousands, except per share amounts)	2010
Total revenue	$908,426
Income from discontinued operations before income taxes	$36,925
Income tax expense	18,155
Income, net of tax	18,770
Less: Net income attributable to noncontrolling interests	(40)
Income from discontinued operations, net of tax	$18,810
Earnings per share:
Basic	$0.18
Diluted	$0.18
Weighted-average common shares outstanding:
Basic	103,474
Diluted	104,752

Employer and Litigation Services businesses

On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser. We also agreed to provide certain transition services to the Purchaser for up to one year following the closing. As a result of the sale, the businesses are reflected in our condensed consolidated financial statements as discontinued operations and the results of the businesses in the prior years have been reclassified to conform to the 2010 classification.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2010:

For the Three
Months Ended
March 31,
(in thousands, except per share amounts)	2010
Total revenue	$48,977
Loss from discontinued operations before income taxes	$(385)
Income tax benefit	(154)
Loss, net of tax	(231)
Less: Net income attributable to noncontrolling interests	—
Loss from discontinued operations, net of tax	$(231)
Earnings per share:
Basic	$—
Diluted	$—
Weighted-average common shares outstanding:
Basic	103,474
Diluted	104,752

Cash flows from discontinued operations are presented separately on our condensed consolidated statements of cash flows.

Note 15 – Transactions with FAFC.

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010.  The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit.  Except for the information technology services agreements, the transition services agreements are short-term in nature.  For the three months ended March 31, 2011, the net amount of $1.7 million (reflecting services provided by us to FAFC and from FAFC to us) was recognized as a reduction of other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation.  Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At March 31, 2011, no reserves were considered necessary.  See further discussion at Note 13 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities.  We have recorded a receivable from FAFC of $51.8 million for these contingent tax obligations.  See further discussion at Note 7 – Income Taxes.

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

On April 11, 2011, we purchased four million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share.  The price per share was agreed upon by the parties during the trading day on April 5, 2011.  See further discussion at Note 17 – Subsequent Events.

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrues interest at a rate of 6.52% per annum.  Interest was first due on July 1, 2010 and is due quarterly thereafter.  The promissory note is due on May 31, 2017.  The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees.  The balance outstanding on the note was $18.2 million at March 31, 2011.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million for the quarters ended March 31, 2011 and 2010.

During the quarters ended March 31, 2011 and 2010 we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $3.9 million for the quarter ended March 31, 2011 and $7.7 million for the quarter ended March 31, 2010. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $2.5 million for the quarter ended March 31, 2011 and $0.7 million for the quarter ended March 31, 2010.

Note 16 – Segment Information.

In connection with the Separation, we reorganized our reportable segments into three reportable segments.  On December 30, 2010, we completed the sale of our employer and litigation services businesses and as a result we currently have two reportable segments.  During the first quarter of 2011, we changed the management oversight for our marketing services group and moved it from the corporate and eliminations group into the specialty finance component of our data and analytics segment.  Prior period financial results have been recast to conform to this presentation.

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

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker, multiple listing and marketing (primarily lead generation) services products.

Our data and analytics segment includes the following amounts of inter-company revenues: $4.8 million for the quarter ended March 31, 2011 and $4.7 million for the quarter ended March 31, 2010.  Our data and analytics segment includes the following amounts of inter-company expenses: $7.1 million for the quarter ended March 31, 2011 and $3.5 million for the quarter ended March 31, 2010.

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

Our business and information services segment includes the following amounts of inter-company revenues: $0.7 million for the quarter ended March 31, 2011 and $2.9 million for the quarter ended March 31, 2010.  Our business and information services segment includes the following amounts of inter-company expenses: $11.9 million for the quarter ended March 31, 2011 and $8.6 million for the quarter ended March 31, 2010.

Corporate and eliminations consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense and elimination of inter-company revenues included in the results of the reportable segments.

Selected financial information by reportable segment is as follows:
(in thousands) At and for three months ended March 31, 2011	Revenue	Depreciation and Amortization	Income (Loss) From Continuing Operations	Assets	Investments in Affiliates	Capital Expenditures
Data and Analytics	$203,227	$15,299	$60,679	$1,316,180	$77,350	$4,676
Business and Information Services	206,322	5,065	33,343	1,201,780	114,607	2,698
Corporate and Eliminations	(5,555)	4,847	(69,949)	419,910	(6,814)	3,836
Consolidated	$403,994	$25,211	$24,073	$2,937,870	$185,143	$11,210

At and for three months ended March 31, 2010
Data and Analytics	$181,467	$14,998	$29,096	$1,461,000	$71,837	$1,755
Business and Information Services	216,092	5,321	42,705	1,076,926	22,312	4,555
Corporate and Eliminations	309	5,652	(51,741)	330,474	79,519	14,742
Consolidated (excluding discontinued operations)	$397,868	$25,971	$20,060	$2,868,400	$173,668	$21,052

Note 17 – Subsequent Events.

On April 11, 2011, we purchased four million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share.  The price per share was agreed upon by the parties during the trading day on April 5, 2011.  Additionally, through April 30, 2011 we repurchased approximately $40.3 million of our shares in open market transactions.

Since March 31, 2011, we drew down $305.0 million on our revolving line of credit under our credit facility. The proceeds were primarily for funding of the acquisition of RP Data and share repurchases.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our appraisal revenues and earnings throughout 2011, our estimated income tax rate, unrecognized tax positions, amortization expenses, the impact of recent accounting pronouncements, the planned renewal and refinancing of the Company’s credit facility, our acquisition strategy in 2011 and planned closing of pending acquisitions, our long-term strategy regarding acquisitions, divestitures and joint ventures, the Company’s share repurchases, the potential outcome and estimates related to our litigation, the level of aggregate U.S. mortgage originations and applications and inventory of delinquent mortgage loans and loans in foreclosure, the effect of the disposition or work-out of delinquent mortgage loans and loans in foreclosure, estimates related to our purchase price allocations, our ability to access additional liquidity and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

●
changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our customers or us, including with respect to consumer financial services and the use of public records and consumer data, which may, among other things, limit the manner in which we conduct business with our customers;

●	compromises in the security of our data transmissions, including the transmission of confidential information or systems interruptions;

●
difficult conditions in the mortgage and consumer credit industry, including the continued decline in mortgage applications, declines in the level of loans seriously deliquent, and continued delays in the default cycle, the state of the securitization market, increased unemployment, and conditions in economy generally;

●	our ability to bring new products to market and to protect proprietary technology rights;

●	our ability to identify suitable acquisition targets, obtain necessary capital and complete such transactions on satisfactory terms;

●	risks related to our international operations;

●	consolidation among our significant customers and competitors;

●	impairments in our goodwill or other intangible assets; and

●
the inability to realize the benefits of the Separation as a result of the factors described immediately above, as well as, among other factors, increased borrowing costs, competition between the resulting companies, increased operating or other expenses or the triggering of rights and obligations by the transaction or any litigation arising out of or related to the Separation.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth in Part I, Item 1A of our most recent Annual Report on Form 10-K, as updated by the risk factors set forth in Item 1A of Part II below, and are based on information available to us on the date hereof.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. You should also review carefully the cautionary statements listed in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Because of these risk factors, as well as other variables affecting our financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

We use earnings before interest, taxes, depreciation and amortization (“EBITDA”) to evaluate our operating performance, to compute certain management bonuses and to evaluate compliance with covenants in our revolving credit facility. We believe that EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and goodwill impairment costs. Investors should not use EBITDA as the sole basis for formulating investment decisions, as it excludes a number of important items and has inherent limitations. We compensate for these limitations by also using GAAP financial measures to manage our business.

OVERVIEW

Business Overview

Corporate Update

Separation. On June 1, 2010, FAC completed the Separation by which it separated into two independent, publicly traded companies through the Distribution of all of the outstanding shares of FAFC to the holders of FAC’s common shares, par value $1.00 per share as of May 26, 2010. After the Distribution, FAFC owned the businesses that comprised FAC’s financial services businesses and FAC retained its information solutions businesses.

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

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement that governs the rights and obligations of the Company and FAFC regarding the Distribution. The Separation and Distribution Agreement also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement (as described in Note 7 – Income Taxes), a Restrictive Covenants Agreement, and CoreLogic issued a promissory note to FAFC relating to certain pension liabilities.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in FAFC’s operations. As a result of the Separation, we reflect the FAFC businesses in our condensed consolidated financial statements as discontinued operations. The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification. See Note 14 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts recorded as FAFC liabilities at March 31, 2011.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our issued and outstanding common shares, or 12,933,265 shares. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we paid FAFC $7.4 million to arrive at the full value of $250.0 million. As a condition to the Separation, FAFC is expected to dispose of the shares by June 1, 2015. On April 11, 2011, we purchased four million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share.  The price per share was agreed upon by the parties during the trading day on April 5, 2011.

Acquisition of Experian’s Interest in CoreLogic Real Estate Solutions, LLC Joint Venture. In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the CoreLogic Real Estate Solutions, LLC (formerly First American Real Estate Solutions, LLC) joint venture. We completed the $313.8 million cash buy-out of the noncontrolling interest on December 31, 2010.  We made a final profit distribution of $4.2 million and a tax distribution (based on the fourth quarter of 2010 profitability of the joint venture) of $0.1 million in the first quarter of 2011.

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

Sale of Employer and Litigation Services. On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser for all cash proceeds of $265.0 million. We have also agreed to provide certain transition services to the Purchaser for up to one year following the December 30, 2010 closing. The businesses are reflected in our condensed consolidated financial statements as discontinued operations and the results of those businesses in the prior years have been reclassified to conform to the 2010 classification. See Note 14 – Discontinued Operations for additional disclosures.

Acquisition of Dorado Network Systems Corporation.  In March 2011, we completed our acquisition of the remaining interest in Dorado Network Systems Corporation (“Dorado”), a provider of open-technology platforms to mortgage originators, for $31.6 million in cash.  Dorado is included as a component of the default and technology services component of the business and information services segment.

Investment in New Settlement Services Joint Venture.  In March 2011, we entered into a new settlement services joint venture with a top mortgage originator.  Our initial investment in the joint venture was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and discounted to $12.7 million.

Sale of Investment in DealerTrack Holdings, Inc. During the first quarter of 2011, we disposed of our remaining investment in DealerTrack Holdings, Inc., a provider of software services to the automotive industry.  The sale of this investment, which was accounted for as a marketable equity security, generated a $24.9 million pre-tax gain in the first quarter of 2011.

As the foregoing transactions reflect, we continually evaluate our business mix and seek to optimize our business structure through acquisitions, divestitures and joint ventures with a view to promoting our long-term strategy. We will continue to evaluate our existing businesses, including certain of our default-related businesses, for alignment with our long-term strategy and intend to preserve the ability to restructure our ownership in these businesses, including as joint ventures with strategic partners, if we determine doing so aligns with our long-term strategy.

Reportable Segments

In connection with the Separation, we reorganized our reportable segments into three reportable segments.  On December 30, 2010, we completed the sale of our employer and litigation services businesses and as a result we currently have two reportable segments.  During the first quarter of 2011, we changed the management oversight for our marketing services group, moving it out of our corporate and eliminations group and to the specialty finance component of our data and analytics segment.  Prior period financial results have been recast to conform to this presentation.

●
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

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker, multiple listing and marketing (primarily lead generation) services products.

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

Results of Operations

Summary

The majority of our revenues are associated with U.S. residential real estate and mortgage transactions and ongoing servicing related to such transactions. For the first quarter of 2011, 50.5% of our revenues related to real estate mortgage origination and non-default related servicing. Approximately 33% of our operating revenues in 2011 were generated by the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers’ Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations decreased approximately 13.7% in the first quarter of 2011 compared to the first quarter of 2010. Moreover, MBA estimates that mortgage applications declined 18.3% in the first quarter of 2011 compared to the first quarter of 2010. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading demand indicator. Due to, among other factors, continued weakness in the U.S. economy and uncertainty around mortgage interest rates, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

We believe that the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Additionally, measures taken by the federal government to stimulate the purchase of residential property helped increase transaction levels in early 2010. The first-time homebuyer’s tax credit, which had a positive impact on our origination-related revenues in the first quarter of 2010, expired in April 2010, and there has been a decrease in residential sales activity since that expiration.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure was approximately 9.1% lower on March 31, 2011 compared to March 31, 2010. Additionally, based on our internal analysis and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure is beginning to decrease, and the market is continuing to experience a delay in processing these troubled loans.  We believe that, when the delays are cleared, the disposition or work-out of these loans could have a positive effect on our default-related revenues in the short-term based on these delays and the levels of inventory requiring attention.

Data and analytics segment operating revenues increased 12.0% in the first quarter of 2011 compared to the first quarter of 2010 due to higher levels of advisory services and fraud products, including risk management-related activity, partially offset by decreases driven by lower mortgage origination related activity. Business and information services segment operating revenues decreased 4.5% in the first quarter of 2011 compared to the first quarter of 2010 due to lower loan origination and default-related activity, partially offset by the positive impact of mergers and acquisition activity.

Our total operating expense decreased 1.2% in the first quarter of 2011 compared to the first quarter of 2010. GAAP requires that we include all of the corporate costs of FAC up to the Separation date in our income statement. For the first quarter of 2010, those net expenses totaled approximately $31.9 million.

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 62.4% for the three months ended March 31, 2011, and 28.2% for the same period of the prior year. The change in the effective income tax rate is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, and the approximately $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment. Effective January 1, 2011, income from the former partnership is wholly attributable to CoreLogic and income taxes are provided on all of the income generated in the first quarter of 2011. Income taxes included in equity in earnings of affiliates were $4.2 million for the three months ended March 31, 2011 and $5.0 million for the same period of the prior year.  For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and elimination group in the equity in earnings in affiliates.

As discussed above, in 2010 we sold our employer and litigation services businesses and the results of operations for those businesses are included as discontinued operations for all previous years presented. The pre-tax loss from operations for these businesses was $0.4 million in the first quarter of 2010.

Net income from continuing operations was $24.1 million for the first quarter of 2011, and $20.1 million for the first quarter of 2010. Net income from continuing operations attributable to the Company was $23.3 million (or $0.20 per diluted share) for the first quarter of 2011, and $10.8 million (or $0.10 per diluted share) for the first quarter of 2010. Net income attributable to noncontrolling interests was $0.8 million for the first quarter of 2011 and $9.2 million for the first quarter of 2010. The increase in our net income from continuing operations for the first quarter of 2011 relative to the first quarter of 2010 was primarily a function of (i) the impact of legacy FAC corporate costs totaling $29.4 million included in our expenses in the first quarter of 2010, (ii) the $24.9 million pre-tax gain on the sale of our investment in DealerTrack Holdings, Inc. recognized in the first quarter of 2011, (iii) the impact of the approximately $14.0 million reversal of deferred taxes related to our initial investment in Dorado triggered by our acquisition of the remaining interest in that company and (iv) the tax impact of $15.9 million of non-deductible Separation-related items in the first quarter of 2010.  Additionally, the decrease in net income attributed to noncontrolling interests is largely due to the purchase of redeemable noncontrolling interests discussed to in the “Corporate Update” above.

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

As mentioned above, our historical consolidated financial statements have been recast to account for FAFC and our employer and litigation services businesses as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of both as discontinued operations in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-Q relate solely to the discussion of our continuing operations.

Data and Analytics
	For the Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	$ Change	% Change
Operating revenue	$203,227	$181,467	$21,760	12.0%
External cost of revenues	58,376	50,872	7,504	14.8%
Salaries and benefits	54,297	54,327	(30)	-0.1%
Other operating expenses	42,447	33,974	8,473	24.9%
Depreciation and amortization	15,299	14,998	301	2.0%
Total operating expenses	170,419	154,171	16,248	10.5%
Income from operations	32,808	27,296	5,512	20.2%
Total interest (expense), net	618	(511)	1,129	-220.9%
Gain (loss) on investment	24,814	752	24,062	3199.7%
Income (loss) from continuing operations before income taxes	$58,240	$27,537	$30,703	111.5%
Provision for income taxes	—	—	—	0.0%
Income (loss) from continuing before equity in earnings of affiliates	$58,240	$27,537	$30,703	111.5%
Equity in earnings of affiliates	2,439	1,559	880	56.4%
Income from continuing operations	$60,679	$29,096	$31,583	108.5%

Income from continuing operations	$60,679	$29,096	$31,583	108.5%
Depreciation and amortization	15,299	14,998	301	2.0%
Total interest, net	(618)	511	(1,129)	-220.9%
EBITDA	$75,360	$44,605	$30,755	68.9%

Operating Revenues

Operating revenues for the data and analytics segment were $203.2 million for the first quarter of 2011, an increase of $21.8 million (12.0%), when compared with the same period of the prior year.

Operating revenues for the risk and fraud analytics group totaled $104.9 million for the first quarter of 2011, an increase of $10.8 million (11.5%) over the first quarter of 2010.  The increase in the first quarter of 2011 is due primarily to increased sales of advisory and risk management projects, growth in revenues from fraud analytic products, continued market acceptance of our verification products and increased revenues in our under-banked credit services due to improvement in market conditions for these products.  These increases were partially offset by lower revenues on our automated valuation products due to lower mortgage origination activity.

Operating revenues for the specialty finance solutions group totaled $98.3 million for the first quarter of 2011, representing an increase of $10.9 million (12.6%) over the first quarter of 2010.  The increase was predominantly due to higher marketing services revenues resulting from new campaigns and vertical penetration, higher membership services volumes as a result of increased business from significant clients, higher income verification volumes due to increased market acceptance of this product and increased auto-credit volumes due to improved market conditions.  These increases were partially offset by a decrease in the volume of mortgage-related credit orders due to a decrease in origination-related activity (including application volumes).

External Cost of Revenues

Data and analytics external cost of revenues were $58.4 million for the first quarter of 2011, representing an increase of $7.5 million (14.8%) when compared to the same period of the prior year. External cost of revenues for the risk and fraud analytics group were $10.9 million for the first quarter of 2011, an increase of $1.5 million (15.7%) compared to the first quarter of 2010.   The increase in the first quarter of 2011 is primarily due to a change in the product mix in the current quarter to products that had higher associated document acquisition requirements.  External cost of revenues for the specialty finance solutions group totaled $47.5 million for the first quarter of 2011, representing an increase of $6.0 million (14.5%) over the first quarter of 2010.  The increase was predominantly the result of increased revenues in the marketing services, auto-credit and membership services businesses and price increases on certain credit information, partially offset by a decrease in external cost of revenues credit orders due to the reduction in volumes relative to 2010.

Salaries and Benefits

Salaries and benefits for the data and analytics segment were $54.3 million for the first quarter of 2011, essentially flat when compared to the first quarter of 2010. Salaries and benefits for the risk and fraud analytics group were $35.7 million for the first quarter of 2011, an increase of 2.4% over the first quarter of 2010.  The increase reflects the net impact of (i) a 1.0% net decrease in domestic headcount generated by process efficiencies and the transfer of certain segment-level employees out of the group to the corporate and eliminations group (which are now treated as allocated costs to the segment – see further discussion in Other Operating Expenses below), (ii) higher average salaries for newly hired employees focusing on new product development and sales, and (iii) increased commissions due to higher revenues.  The impact of these increases was partially offset by lower overall incentive compensation relative to the prior year.  For the specialty financial solutions group, salaries and benefits totaled $18.6 million for the first quarter of 2011, representing a decrease of $0.9 million (4.5%) over the first quarter of 2010.  The decrease was predominantly due to a 20.8% decrease in domestic headcount at the credit solutions businesses due to lower mortgage-related volumes relative to the prior year, overall efficiency improvements in the business and the transfer of certain segment-level employees out of the group to the corporate and eliminations group (which are now treated as allocated costs to the segment – see further discussion in Other Operating Expenses below), partially offset by higher commissions at the marketing services business (due to higher revenues).

Other Operating Expenses

Data and analytics other operating expenses were $42.4 million for the first quarter of 2011, representing an increase of $8.5 million (24.9%) compared to the first quarter of 2010.  The risk and fraud analytics group had other operating expenses of $27.1 million for the first quarter of 2011, an increase of $4.8 million (21.6%) compared to the first quarter of 2010.  The overall increase was driven by a $1.8 million reserve for a settlement at our under-banked credit services group, increased expenses to service higher volumes, higher legal expenses (including from matters where we are protecting our intellectual property), and allocated costs due to changes in the treatment of certain personnel costs referenced above.  The increases were partially offset by lower legal expenses due to a $1.9 million indemnification received during the first quarter of 2011 on a previously settled legal case.  As it relates to the specialty finance solutions group, other operating expenses were $15.4 million for the first quarter of 2011, representing an increase of $3.7 million (31.2%), over the first quarter of 2010.  The increase over the prior year’s quarter is largely due to the impact of higher intra-segment revenue-related expenses, higher legal expenses and higher allocated costs due to changes in the treatment of certain personnel costs referenced above, partially offset by lower expenses at our multiple listing service business due to lower business volumes.

Depreciation and Amortization

Depreciation and amortization expense for the data and analytics segment increased $0.3 million (2.0%) for the first quarter of 2011, compared to the first quarter of 2010.  Depreciation and amortization related to the risk and fraud analytics group increased $0.3 million (2.2%) for the first quarter of 2011, compared to the first quarter of 2010, due to changes in amortization related to capitalized data and software placed in service.  The specialty finance group had an increase of $0.1 million in the first quarter of 2011, primarily due to accelerated depreciation due to data center integrations and depreciation on newly acquired information technology equipment, partially offset by reductions in acquisition-related amortization within the multiple listing services business.

Gain (Loss) on Investment

Gain on investments and other income for the data and analytics segment were $24.8 million for the first quarter of 2011, an increase of $24.1 million compared to the first quarter of 2010.   The increase was related to the above mentioned $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc. during the first quarter of 2011.

Equity in Earnings of Affiliates

Equity in earnings of affiliates for the data and analytics segment was $2.4 million for the first quarter of 2011, an increase of $0.9 million relative to the first quarter of 2010.  At the risk and fraud analytics group, an increase in the equity in earnings of affiliates in the first quarter of 2011 was related to better-than-prior-year performance of minority investments. Within the specialty finance group, equity in earnings of affiliates was $1.2 million for the first quarter of 2011, relative to $1.5 million for the first quarter of 2010, with the decline due to lower profitability of our credit reporting national joint venture due to the lower levels of mortgage originations.

Business and Information Services

	For the Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	$ Change	% Change
Operating revenue	$206,322	$216,092	$(9,770)	-4.5%
External cost of revenues	65,511	74,670	(9,159)	-12.3%
Salaries and benefits	51,440	52,491	(1,051)	-2.0%
Other operating expenses	59,396	51,929	7,467	14.4%
Depreciation and amortization	5,065	5,321	(256)	-4.8%
Total operating expenses	181,412	184,411	(2,999)	-1.6%
Income from operations	24,910	31,681	(6,771)	-21.4%
Total interest (expense), net	862	65	797	1226.2%
Gain (loss) on investment	(480)	—	(480)	100.0%
Income (loss) from continuing operations before income taxes	$25,292	$31,746	$(6,454)	-20.3%
Provision for income taxes	—	—	—	0.0%
Income (loss) from continuing before equity in earnings of affiliates	$25,292	$31,746	$(6,454)	-20.3%
Equity in earnings of affiliates	8,051	10,959	(2,908)	-26.5%
Income from continuing operations	$33,343	$42,705	$(9,362)	-21.9%

Income from continuing operations	$33,343	$42,705	$(9,362)	-21.9%
Depreciation and amortization	5,065	5,321	(256)	-4.8%
Total interest, net	(862)	(65)	(797)	1226.2%
EBITDA	$37,546	$47,961	$(10,415)	-21.7%

Operating Revenues

Operating revenues for the business and information services segment were $206.3 million for the first quarter of 2011, representing a decrease of $9.8 million, or 4.5%, when compared with the same period of the prior year. Acquisition activity contributed revenues of $6.8 million in the first quarter of 2011.

Operating revenues for the mortgage origination group totaled $103.7 million for the first quarter of 2011, representing a decrease of $8.6 million (7.6%) over the first quarter of 2010.  The decrease in revenues was primarily due to lower origination activity (including application volumes) leading to decreased revenues in flood and appraisal services.  Appraisal revenues were negatively impacted by an estimated $7.2 million due to a decline in volumes due to continued in-sourcing of services by one significant client and reduced volumes from a major originator.  These decreases were partially offset by a 17.8% increase in loans under tax service contracts that are under a periodic billing model and increased penetration of flood services and spatial data solutions into other sectors. We expect that appraisal revenues and earnings will continue to be under pressure in the second half of 2011, particularly due to the potential loss of business from appraisal customers with whom we may not be able to reach agreed upon mutually acceptable commercial terms following effectiveness of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 appraisal-related provisions.

Operating revenues for the default and technology services group totaled $102.7 million for the first quarter of 2011, representing a decrease of $1.2 million (1.1%) relative to the first quarter of 2010.  Acquisition activity contributed $6.8 million of revenues in the first quarter of 2011.  Decreased revenues were primarily driven by a decline in the demand for default-related valuations and a continued slow down in the processing of delinquent mortgages by servicers.  Revenues for the group were also negatively impacted by the decision to not retain certain lower margin default-related valuation business estimated at approximately $2.9 million of revenues in the first quarter of 2010.  These decreases were partially offset by improvement in revenues from market share gains and pricing improvements in field services and improved revenues from transportation services. Revenues for this group were also impacted negatively by the sale of our second lien outsourcing business in the first quarter of 2011, which contributed approximately $2.1 million of the decline in revenue compared to the same period of the prior year.

External Cost of Revenues

Business and information services external cost of revenues were $65.5 million for the first quarter of 2011, a decrease of $9.2 million (12.3%), over the first quarter of 2010.

External cost of revenues for the mortgage origination services group were $18.2 million for the first quarter of 2011, a decrease of $4.3 million (19.0%) relative to the first quarter of 2010.  The change in the external cost of revenues is principally due to an increase in costs due to an increase in the volume of appraisals completed by external appraisers relative to the first quarter of 2010, partially offset by the decrease in appraisal services volumes in 2011.  The increase in the use of external appraisers was driven by increased use of internal appraisals for risk management reviews due to client requirements during the period.

External cost of revenues for the default and technology services group were $47.3 million for the first quarter of 2011, a decrease of $4.9 million (9.4%) relative to the first quarter of 2010.  The decrease in the current quarter was primarily due to the decrease in revenues from the default-related valuations and field service operations (net of the impact of improvements in such costs due to improved pricing for the services) partially offset by increased costs in field services and transportation services due to the increased revenues in these businesses.

Salaries and Benefits

Salaries and benefits for the business and information services segment were $51.4 million for the first quarter of 2011, a decrease of $1.1 million (2.0%), relative to the first quarter of 2010.  Acquisition activity accounted for $2.1 million of salaries and benefits expense for the first quarter of 2011.  Salaries and benefits for the mortgage origination services group were $34.3 million for the first quarter of 2011, representing a decrease of 12.1% over the first quarter of 2010.   The overall net decrease in the first quarter is primarily attributable to lower personnel costs at the tax and flood servicing businesses attributable to efficiency improvements resulting in a 4.0% decrease in overall headcount as well as the transfer of certain segment-level employees out of the group to the corporate and eliminations group (which are now treated as allocated costs to the segment – see further discussion in Other Operating Expenses below).  For the default and technology solutions group, salaries and benefits totaled $17.1 million for the first quarter of 2011, representing an increase of $3.6 million (27.1%) over the first quarter of 2010.  Acquisition activity contributed to $2.1 million of salaries and benefits.  The quarterly increase was predominantly due to the impact of acquisitions noted above which increased severance totaling $0.7 million as well as a 15.6% increase in domestic headcount at our default outsourcing business due to a shift away from technology-based revenues to more personnel-dependent revenues such as real estate owned services and personnel outsourcing modules.

Other Operating Expenses

Business and information services other operating expenses were $59.4 million for the first quarter of 2011, an increase of $7.5 million (14.4%) relative to the first quarter of 2010.  Acquisition activity accounted for $3.2 million in the first quarter of 2011 compared to the first quarter of 2010.  For the first quarter of 2011, the mortgage origination services group had an increase in other operating expenses of $4.1 million (12.3%) compared to the same period in the prior year.  The increase in the current quarter is due primarily to lower claims expense at the tax service group and continued process efficiency improvements throughout the group, partially offset by higher allocated costs due to changes in the treatment of certain personnel costs referenced above.  As it relates to the default and technology services group, other operating expenses of $21.7 million for the first quarter of 2011, were up 18.1% relative to the same period in the prior year, with acquisition activity contributing $3.2 million.  The acquisition-related increase was partially offset by decreases in 2011 primarily due to the sale of our second lien outsourcing business, lower claims expense at field services and the impact of margin and efficiency improvement initiatives.

Depreciation and Amortization

Depreciation and amortization expense is not a meaningful balance for the business and information services segment.

Gain (Loss) on Investment

Loss on investments for the business and information services segment were $0.5 million for the first quarter of 2011 relative to $0.0 in the first quarter in 2010, reflecting the loss incurred on the sale of our second lien outsourcing business.

Equity in Earnings of Affiliates

Business and information services segment equity in earnings of affiliates totaled $8.1 million for the first quarter of 2011 relative to $11.0 million in the first quarter of 2010, the majority of which was earned by the mortgage origination services group. Changes in loan origination activity were the primary driver of the decrease in the first quarter of 2011 compared to 2010, as several of our larger investments in affiliates are national joint ventures which are involved in loan settlement services. Equity in earnings of affiliates is not a meaningful balance for the default and technology services group.

Corporate and Eliminations

(in thousands, except percentages)	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Operating revenue	$(5,555)	$309	$(5,864)	-1897.7%
External cost of revenues	387	272	115	42.3%
Salaries and benefits	47,332	46,689	643	1.4%
Other operating expenses	(29,768)	(11,890)	(17,878)	150.4%
Depreciation and amortization	4,847	5,652	(805)	-14.2%
Total operating expenses	22,798	40,723	(17,925)	-44.0%
Income from operations	(28,353)	(40,414)	12,061	-29.8%
Total interest (expense), net	(9,067)	(5,457)	(3,610)	66.2%
Gain (loss) on investment	6,526	2,037	4,489	220.4%
Income (loss) from continuing operations before income taxes	$(30,894)	$(43,834)	$12,940	-29.5%
Provision for income taxes	34,899	2,912	31,987	1098.5%
Income (loss) from continuing before equity in earnings of affiliates	$(65,793)	$(46,746)	$(19,047)	40.7%
Equity in earnings of affiliates	(4,156)	(4,995)	839	-16.8%
Income from continuing operations	$(69,949)	$(51,741)	$(18,208)	35.2%

Income from continuing operations	$(30,894)	$(43,834)	$12,940	-29.5%
Depreciation and amortization	4,847	5,652	(805)	-14.2%
Total interest, net	9,067	5,457	3,610	66.2%
EBITDA	$(16,980)	$(32,725)	$15,745	-48.1%

 Operating Revenues

Operating revenues for the corporate and eliminations group were ($5.6) million for the first quarter of 2011, representing a decrease of $5.9 million compared to the first quarter of 2010.  The decrease primarily relates to increased levels of inter-company revenue eliminations relative to the first quarter of 2010, and the prior year $3.4 million revenues related to release of purchase accounting reserves.

Eliminations represent revenues and related expenses associated with sales of services and products between subsidiaries of the Company, as well as interest expense and related interest income associated with intercompany notes which are eliminated in the condensed consolidated financial statements.

External Cost of Revenues

Corporate and eliminations group external cost of revenue was not a meaningful balance in either the first quarter of 2011 or 2010.

Salaries and Benefits

Corporate salaries and benefits totaled $47.3 million for the first quarter of 2011.   This is an increase of $0.6 million (1.4%) compared to the first quarter of 2010.  The increase was primarily the result of the elimination of salaries and benefits expense from legacy FAFC due to the Separation (approximately $14.7 million), partially offset by increased salaries and benefits for our stand-alone public company infrastructure, increases due to the transfer of segment level employees to the corporate and eliminations group effective January 1, 2011 (see further discussion in “Other Operating Expenses” below) and severance during the first quarter of 2011 totaling $1.4 million.

Other Operating Expenses

Corporate had other operating expenses of ($29.8) million for the first quarter of 2011, representing a decrease of $17.9 million compared to the first quarter of 2010.  The decrease was largely attributed to (i) elimination of other operating expenses from legacy FAFC due to the Separation (approximately $14.1 million), (ii) increased operating expenses for our stand-alone public company infrastructure, and (iii) decreases due to increased allocations to the segments due to the transfer of segment level employees to the corporate and eliminations group effective January 1, 2011 (such costs are then allocated out to the segments).

Depreciation and Amortization

The change in depreciation and amortization expense from the first quarter of 2010 was not significant.

Total Interest, net

Net interest expense was $9.1 million for the first quarter of 2011, an increase of $3.6 million (66.2%) when compared to the first quarter of 2010. The increase in net interest expense is primarily due to a lower interest income on investments combined with higher average outstanding debt balance during the period and the negative impact on interest expense of the interest rate swap that we initiated in 2010.

Equity in Earnings of Affiliates

Corporate and eliminations group equity in earnings of affiliates decreased $0.8 million in the first quarter of 2011 compared to the first quarter of 2010.  The corporate and eliminations group records income tax expense on the earnings from our investment in affiliates. The 2011 decrease is primarily attributable to reduced income tax expense of $0.8 million on equity in earnings of affiliates for the first quarter of 2011, partially offset by a year-over-year reduction of equity in earnings from corporate joint venture assets.

INCOME TAXES

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 62.4% for the first quarter of 2011, and 28.2% for the first quarter of 2010. The change in the effective income tax rate is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, and the approximately $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment. Income taxes included in equity in earnings of affiliates was $4.2 million for the three first quarter of 2011 and $5.0 million for first quarter of 2010.

Prior to December 31, 2010, a large portion of our income attributable to noncontrolling interests was generated by a limited liability company subsidiary, which for tax purposes, was treated as a partnership. Accordingly, no income taxes were provided for the portion of the partnership income attributable to noncontrolling interests.  Effective January 1, 2011, income from this limited liability company subsidiary is wholly attributable to CoreLogic and income taxes are provided on all of its income.

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

NET INCOME FROM CONTINUING OPERATIONS AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income from continuing operations was $24.1 million for the first quarter of 2011 as compared $20.1 million for the first quarter of 2010. Net income attributable to CoreLogic for the first quarter of 2011 was $23.3 million, or $0.20 per diluted share relative to $29.4 million, or $0.28 per diluted share, in the first quarter of 2010. Net income attributable to noncontrolling interests was $0.8 million for the first quarter of 2011 and $9.2 million for the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $297.4 million in the first quarter of 2011 and decreased $258.5 million in the first quarter of 2010. The decrease for the current-year period was due primarily to purchases of redeemable noncontrolling interests, cash used for acquisitions, capital expenditures, and repayment of debt. The uses were partly offset by positive cash flow from operations and net cash from sale of investments.  The decrease for the prior-year period was due primarily to cash generated by operations (which was negatively impacted by the legacy FAFC corporate costs), cash used by discontinued operations for operating, investing and financing purposes, purchase of redeemable non-controlling interests and capital expenditures.

Due to our liquid-asset position and our ability to generate cash flows from operations, management believes that our resources are sufficient to satisfy our anticipated operational cash requirements, debt service and other contractual obligations (including anticipated acquisition commitments) through the next twelve months.

Credit Agreement

On April 12, 2010, we signed and closed a third amended and restated credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Securities and a syndicate of lenders. JPMorgan also served as administrative agent and collateral agent.

The Credit Agreement amended and restated our second amended and restated credit agreement dated as of November 16, 2009. We used the proceeds from the extensions of credit under the Credit Agreement for working capital and other general corporate purposes.

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

The Applicable Rate varies depending upon our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.75% and the maximum Applicable Rate is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.75% and the maximum Applicable Rate is 3.25%. As of March 31, 2011, the effective rate for the term loans was 4.75%.

In October 2010, we entered into an amortizing interest rate swap transaction (the “Swaps”) that terminates in April 2016. The Swaps were for an initial notional balance of $348.3 million and amortize quarterly by $875,000, through March 31, 2016 with the outstanding notional balance amortizing on April 12, 2016. Under the terms of the Swaps, we pay a fixed interest rate of 2.43% and the counterparties pay three month LIBOR, subject to a 1.50% floor interest rate. In the first quarter of 2011, we recognized a $0.8 million gain in other comprehensive income related to the Swaps. It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2011, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the Swaps such that the occurrence of future hedge cash flows remains probable.

The Credit Agreement includes representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default, all of which are customary for financings of this type.

At March 31, 2011, we had available lines of credit under the Credit Agreement of $500.0 million, and were in compliance with the financial covenants of our loan agreements.  Since March 31, 2011, we drew down $305.0 million on our revolving line of credit. The proceeds were primarily for funding of the acquisition of RP Data and share repurchases.

In April 2011, we initiated the renewal of our revolving credit facility, which is scheduled to expire in July 2012 and we are seeking to refinance our existing $350.0 million term loan facility.

In January 2011, we announced an agreement with the independent board of directors of RP Data Limited (“RP Data”) to recommend to RP Data shareholders our acquisition of all of the outstanding shares of RP Data that we currently do not own for a price of Australian dollars (“A$”) 1.65 per share plus the repayment of existing debt.  On April 20, 2011, the independent stockholders of RP Data approved the acquisition. The transaction is expected to close in the second quarter. We estimate that the consideration paid will be approximately A$194.0 million.  In the first quarter of 2011, we entered into a forward purchase agreement for A$30.0 million to economically hedge a portion of the foreign currency exchange rate risk associated with the proposed acquisition, which we expect to close in the second quarter of 2011.  The inputs used to determine the estimated fair value of the forward purchase agreement are Level 2-type measurements. In the first quarter of 2011, we recorded $1.3 million mark-to-market gain associated with this forward purchase agreement.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011, under the terms of our existing authorized stock repurchase plan. In February 2011, we amended our Credit Agreement to remove the annual limitations on stock repurchases and to provide an incremental $100.0 million of repurchase capacity. Based on this amendment, we have the ability to repurchase $320.0 million of our common stock with no annual limits.  Through April 30, 2011, we have repurchased $116.1 million of our common stock, including the $75.8 million for the acquisition of shares from FAFC.

Availability of Additional Liquidity

Our access to additional capital, whether from private capital sources (including financial institutions) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions, and our financial condition (including our ability to satisfy the conditions contained in our Credit Agreement that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition or strength, including a significant decrease in our profitability or cash flows or a material increase in our leverage could adversely affect our ability to access these markets and/or increase our cost of borrowings.

Contractual Obligations

The following is a schedule of long-term contractual commitments, as of March 31, 2011, over the periods in which they are expected to be paid:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$39,036	$42,761	$27,997	$16,434	$14,202	$15,633	156,063
Long-term debt	25,219	72,770	9,204	11,871	6,528	398,596	524,188
Interest payments related to debt (1)	23,163	27,006	24,991	24,543	22,085	60,854	182,642
Total (2)	$87,418	$142,537	$62,192	$52,848	$42,815	$475,083	$862,893

(1) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(2) Excludes a net tax liability of $21.3 million related to uncertain tax positions due to uncertainty of payment period.

Critical Accounting Policies and Estimates

For additional information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management see pages 30-33 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management believes that at March 31, 2011, there had been no material changes to this information.

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

In December 2010, the FASB issued updated guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.  In October 2010, we entered into interest rate swap agreements with various counterparties to remove the interest rate floor and convert the variable rate borrowings on our $350.0 million term loan facility to a fixed rate.  The weighted average fixed rate on the swaps is 2.42%. At March 31, 2011, there was zero outstanding on the term loan facility.  In April 2011, we drew down $130.0 million on our revolving line of credit.

We are also subject to equity price risk related to our equity securities portfolio. At March 31, 2011, we had equity securities with a cost of $21.8 million and fair value of $21.6 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations.

In January 2011, we announced an agreement with the independent board of directors of RP Data Limited (“RP Data”) to recommend to RP Data shareholders our acquisition of all of the outstanding shares of RP Data that we currently do not own for a price of Australian dollars (“A$”) 1.65 per share plus the repayment of existing debt. On April 20, 2011, the independant stockholders of RP Data approved the acquisition. The transaction is expected to close in the second quarter. We estimate that the consideration paid will be approximately A$194.0 million.  In the first quarter of 2011, we entered into a forward purchase agreement for A$30.0 million to economically hedge a portion of the foreign currency exchange rate risk associated with the proposed acquisition, which we expect to close in the second quarter of 2011.  The inputs used to determine the estimated fair value of the forward purchase agreement are Level 2-type measurements. In the first quarter of 2011, we recorded $1.3 million mark-to-market gain associated with this forward purchase agreement.

There have been no material changes in our market risks since the filing of our Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer have concluded that, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

Effective February 10, 2011, Anthony S. Piszel resigned as Chief Financial Officer of the Company. As a result of Mr. Piszel’s departure, our internal controls around the review and approval of our financial reports, including related disclosures, were modified. Other than the change mentioned above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 13 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

You should carefully consider the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the other information contained in our Annual Report on Form 10-K, as updated or modified in subsequent filings.  We face risks other than those listed in the Annual Report on Form 10-K, as updated, including those that are unknown and others of which we may be aware but, at present, consider immaterial.  There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except as set forth below.  The numbering of the risk factors below is keyed to the numbering sequence in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010:

Risks Relating to Our Business

7.
Increases in the size of our mortgage industry customers enhance their negotiating position with respect to pricing and terms, may decrease their need for our services, and may increase our exposure to loss or consolidation of such customers.

Many of our mortgage industry customers are increasing in size as a result of consolidation or the failure of their competitors. For example, we believe that four lenders collectively originate more than 50% of mortgage loans in the United States. During the year ended December 31, 2010, we had one customer (JPMorgan Chase & Co.) that accounted for approximately 10.6% of our consolidated operating revenues (14.5% of the operating revenues in our business and information services segment and 5.9% in our data and analytics segment). As a result, we may derive a higher percentage of our revenues from a smaller base of larger customers, which would enhance the ability of these customers to negotiate more favorable terms for our products and services, including more favorable pricing. These larger customers may also begin performing internally some or all of the services we provide and, consequently, their demand for our products and services may decrease. Any of these developments could adversely affect our revenues and profitability. In addition, we are partners in several joint ventures with some of our large customers where we do not control the management of the operations of the joint venture.  A decrease in earnings derived from these joint ventures could have a negative impact on our earnings and cash flow and we may not have the ability to prevent such a decrease.  Changes in our relationship with one or more of our largest customers or the loss of all or a substantial portion of the business we derive from these customers could have a material adverse effect on our business and results of operations.

Risks Relating to the Separation of FAFC

8.	Conflicts of interest may arise because certain of our directors and officers are also directors and officers of our related parties.

Because of their current or former positions with FAC prior to the Separation, several of our executive officers, including our executive chairman, our president and chief executive officer, and most of our directors, beneficially own common shares of FAFC that they received in the Separation. Our executive chairman, who also serves as FAFC’s executive chairman, continues to own options to purchase common shares of FAFC and FAFC restricted stock units. These dual roles and equity interests in FAFC may create, or create the appearance of, conflicts of interest when these individuals are faced with decisions that do not benefit us and FAFC in the same manner.  In connection with our board of director’s determination not to nominate our executive chairman for reelection to the board at our annual meeting, our executive chairman will become chairman emeritus and will retire as our executive chairman effective immediately following the annual meeting of stockholders on May 19, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2011, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of our common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to our share repurchase program initially announced by us on May 18, 2004, which was amended to add additional amounts to the repurchase authorization as subsequently announced on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. Under this plan, which has no expiration date, we may repurchase up to $800 million of shares of our issued and outstanding common stock. During the quarter ended March 31, 2011, we repurchased 832,100 shares under this plan and cumulatively we have repurchased $484.9 million (including commissions) of our shares and had the authority to repurchase an additional $315.1 million (including commissions) of shares under the plan as of March 31, 2011.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan. In February 2011, we amended our Credit Agreement to remove the annual limitations on stock repurchases and to provide an incremental $100.0 million of repurchase capacity. Based on this amendment, we now have the ability to repurchase $320.0 million of our common stock with no annual limits.  Through April 30, 2011, we have repurchased $116.1 million of our common stock, including the $75.8 million for the acquisition of shares from FAFC.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2011	—	$—	—	$330,198,315
February 1 to February 28, 2011	32,100	18.80	32,100	329,594,899
March 1 to March 31, 2011	800,000	18.10	800,000	315,116,339
Total	832,100	$18.13	832,100	$315,116,339

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Removed and Reserved.

Item  5.  Other Information.

Chief Executive Officer Employment Agreement

On May 3, 2011, the Company entered into an employment agreement with Anand K. Nallathambi, the Company’s Chief Executive Officer (the “Employment Agreement”) which governs the employment relationship between the Company and Mr. Nallathambi pursuant to which Mr. Nallathambi serves as the Company’s Chief Executive Officer.  During Mr. Nallathambi’s service as the Company’s Chief Executive Officer, the Company will pay Mr. Nallathambi an initial base salary of $800,000 per year (“Base Salary”), which may be increased at the discretion of the Company’s Compensation Committee.  Mr. Nallathambi will be eligible to receive an annual incentive bonus (“Incentive Bonus”) and annual long-term incentive awards (“LTI Awards”), each in an amount to be determined by the Company’s Compensation Committee in its sole discretion.  For 2011 and 2012, Mr. Nallathambi’s Incentive Bonus award at target performance will be at least 125% of Mr. Nallathambi’s Base Salary and for 2012, Mr. Nallathambi’s LTI Awards at target performance will have a grant-date value of at least $2,700,000.

The Employment Agreement further provides that if Mr. Nallathambi’s employment with the Company terminates as a result of Involuntary Termination (as defined in the Employment Agreement), Mr. Nallathambi is entitled to receive:

(a) an amount equal to two times the sum of (i) Mr. Nallathambi’s annualized Base Salary in effect on the date his employment terminates (the “Severance Date”) plus (ii) the target annual Incentive Bonus amount for Mr. Nallathambi in effect on the Severance Date (the “Severance Benefit”).  The Severance Benefit will be payable in a lump sum equal to 7/24 of the Severance Benefit on the seventh month after the Severance Date with an additional 1/24 of the Severance Benefit paid each month until the month which is 24 months after the Severance Date;

(b) COBRA medical coverage for a period of 24 months following the month in which Mr. Nallathambi’s Separation from Service occurs (subject to earlier termination in certain circumstances);

(c) any Incentive Bonus that would otherwise have been paid to Mr. Nallathambi had his employment with the Company not been terminated with respect to any fiscal year that ended before the Severance Date; and

(d) a pro rated portion of the Incentive Bonus that would otherwise have been paid to Mr. Nallathambi with respect to the fiscal year in which the Severance Date occurs had Mr. Nallathambi’s employment with the Company not been terminated.

These payments are contingent upon Mr. Nallathambi signing a general release of claims and compliance with certain post-termination covenants in the Employment Agreement.  No benefits are payable if Mr. Nallathambi decides voluntarily to terminate his employment with the Company or if he is terminated for Cause (as defined in the Employment Agreement).  If Mr. Nallathambi’s employment relationship is terminated as a result of death or disability, Mr. Nallathambi or his estate will become entitled to receive the amounts contemplated by paragraphs (c) and (d) above.

Notwithstanding the foregoing, if Mr. Nallathambi breaches his post-termination covenants in the Employment Agreement or any obligation under the Confidentiality Agreement (as defined in the Employment Agreement) the Company will no longer be obligated to pay any (i) unpaid portion of the Severance Benefit, (ii) unpaid amount contemplated by paragraphs (c) or (d) above, (iii) amount triggered upon Mr. Nallathambi’s death or disability as described above, or (iv) Company-paid or reimbursed COBRA coverage.

In the event of a Change in Control (as defined in the Employment Agreement), Mr. Nallathambi will no longer be entitled to the amounts described above, and Mr. Nallathambi’s right to receive any severance benefits in connection with a termination of employment upon or after the date of such Change in Control shall be governed by the Change in Control Agreement between the Company and Mr. Nallathambi.

Pursuant to the Employment Agreement, the terms and conditions of Mr. Nallathambi’s prior employment agreement dated August 9, 2009, terminated and became null and void in all respects.

The preceding summary of the Employment Agreement is qualified in its entirety by the Employment Agreement attached hereto as Exhibit 10.6 and incorporated herein by reference.

Employment Agreements with Barry M. Sando and George S. Livermore

In addition, on May 5, 2011, the Company entered into a new employment agreement with each of Barry M. Sando and George S. Livermore, in substantially the form  attached hereto as Exhibit 10.7.  The material terms of the new employment agreements are consistent with the summary of the material terms of the Employment Agreement being entered into with Mr. Nallathambi except that: (1) the initial Base Salary will be $500,000, (2) the Incentive Bonus award at target performance for 2012 will be 100%, (3) the LTI Awards at target performance for 2012 will have a grant-date value of $750,000, and (4) the definition of “Involuntary Termination” will not apply in the event of a resignation by the named executive officer for Good Reason (as defined in the Employment Agreement).  Pursuant to the terms of each of the employment agreements that the Company entered into with Messrs. Sando and Livermore the terms and conditions of each of Messrs. Sando and Livermore’s existing employment agreement will terminate and be null and void in all respects upon the effective date of the new employment agreements, which will be January 1, 2012.  Additionally, the post-termination covenants included in each of Messrs. Sando and Livermore’s new employment agreement will be  prepared in accordance with applicable state law.

The preceding summary of the employment agreements entered into with each of Messrs. Sando and Livermore are qualified in their entirety by the form of employment agreement attached hereto as Exhibit 10.7 and incorporated herein by reference.

In addition, from time to time, the Company expects to enter into employment agreements with additional executive officers in substantially the form attached hereto as Exhibit 10.7.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael A. Rasic
Michael A. Rasic
Senior Vice President, Finance and Accounting
(Principal Financial Officer)
Date: May 6, 2011

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Separation Agreement and General Release, dated as of February 4, 2011, between CoreLogic, Inc. and Anthony Piszel. ✓

10.2
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated February 22, 2011, between CoreLogic, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference herein from Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on February 28, 2011).

10.3*	Agreement for Service, dated October 7, 1998, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. ✓

10.4	Addendum to Agreement for Service, dated May 31, 2000, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. ✓

10.5	Reseller Service Agreement, dated April 26, 2011, between CoreLogic, Inc. and Trans Union LLC. ✓

10.6	Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi. ✓

10.7	Form of Employment Agreement. ✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. ✓

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. ✓

✓	Included in this filing
*
Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith.  A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.