Form 10-Q
period 2011-06-30
CORELOGIC, INC.
filed 2011-08-08
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 1, 2011, there were 106,412,122 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

Items 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except per share value)	June 30,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$170,889	$447,145
Marketable securities	36,236	75,221
Accounts receivable (less allowance for doubtful accounts of $17,176 and $27,512 in 2011 and 2010, respectively)	225,770	217,351
Prepaid expenses and other current assets	63,822	44,543
Income tax receivable, net	20,320	30,587
Deferred tax asset, current	19,835	19,835
Total current assets	536,872	834,682
Property and equipment, net	243,596	211,450
Goodwill	1,627,583	1,444,993
Other identifiable intangible assets, net	201,514	132,689
Capitalized data and database costs, net	305,789	211,331
Investment in affiliates	142,703	165,709
Deferred income tax assets, long-term	34,544	17,000
Restricted cash	23,975	21,095
Other assets	145,176	180,883
Total assets	$3,261,752	$3,219,832
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$158,316	$137,578
Accrued salaries and benefits	77,797	81,949
Deferred revenue, current	214,468	186,558
Mandatorily redeemable noncontrolling interests	—	72,000
Current portion of long-term debt	29,473	233,452
Due to FAFC, net	—	18,097
Total current liabilities	480,054	729,634
Long-term debt, net of current	909,667	487,437
Deferred revenue, net of current	329,369	350,827
Deferred income tax liabilities, long term	32,027	994
Other liabilities	107,194	104,245
Total liabilities	1,858,311	1,673,137

Equity:
CoreLogic, Inc.'s (CLGX) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 106,382 and 115,499 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	1,048,168	1,229,806
Retained earnings	353,330	298,590
Accumulated other comprehensive income (loss)	(663)	15,943
Total CLGX's stockholders' equity	1,400,836	1,544,340
Noncontrolling interests	2,605	2,355
Total equity	1,403,441	1,546,695
Total liabilities and equity	$3,261,752	$3,219,832

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Operating revenues	$396,402	$410,976	$800,396	$808,844
External cost of revenues	122,603	126,842	246,877	252,656
Salaries and benefits	153,313	141,125	306,382	294,632
Other operating expenses	87,413	88,587	159,489	162,601
Depreciation and amortization	28,463	27,632	53,674	53,603
Total operating expenses	391,792	384,186	766,422	763,492
Income from operations	4,610	26,790	33,974	45,352
Interest income/(expense), net:
Interest income	1,224	—	3,192	1,295
Interest expense	(23,069)	(9,275)	(32,624)	(16,473)
Total interest expense, net	(21,845)	(9,275)	(29,432)	(15,178)
Gain/(loss) on investment and other income	60,041	(5,520)	90,901	(2,730)
Income from continuing operations before equity in earnings of affiliates and income taxes	42,806	11,995	95,443	27,444
Provision for income taxes	16,792	11,047	51,691	13,959
Income from continuing operations before equity in earnings of affiliates	26,014	948	43,752	13,485
Equity in earnings of affiliates, net of tax	5,719	8,562	12,053	16,085
Income from continuing operations	31,733	9,510	55,805	29,570
Income from discontinued operations, net of tax	—	23,935	—	42,513
Net income	31,733	33,445	55,805	72,083
Less: Net income attributable to noncontrolling interests	248	9,035	1,065	18,257
Net income attributable to CLGX	$31,485	$24,410	$54,740	$53,826
Amounts attributable to CLGX stockholders:
Income from continuing operations	$31,485	$475	$54,740	$11,313
Income from discontinued operations, net of tax	—	23,935	—	42,513
Net income	$31,485	$24,410	$54,740	$53,826
Basic income per share:
Income from continuing operations attributable to CLGX stockholders	$0.29	$—	$0.49	$0.11
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.22	—	0.40
Net income attributable to CLGX	$0.29	$0.22	$0.49	$0.51
Diluted income per share:
Income from continuing operations attributable to CLGX stockholders	$0.29	$—	$0.49	$0.11
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.22	—	0.40
Net income attributable to CLGX	$0.29	$0.22	$0.49	$0.51
Weighted-average common shares outstanding:
Basic	108,018	108,936	111,781	106,205
Diluted	108,641	109,716	112,486	107,046

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net income attributable to CLGX	$31,485	$24,410	$54,740	$53,826
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on marketable securities	272	(1,702)	(93)	(4,360)
Unrealized loss on interest rate swap	(3,541)	—	(2,704)	—
Foreign currency translation adjustments	1,023	(121)	1,291	(882)
Supplemental Benefit Plans adjustment	(17)	(171)	(78)	(407)
Investment gains reclassified to net income	(246)	—	(15,022)	—
Total other comprehensive loss, net of tax	(2,509)	(1,994)	(16,606)	(5,649)
Comprehensive income	28,976	22,416	38,134	48,177
Less: Comprehensive loss attributable to the noncontrolling interests	—	—	—	(12)
Comprehensive income attributable to CLGX	$28,976	$22,416	$38,134	$48,189

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$55,805	$72,083
Less: Income from discontinued operations	—	42,513
Income from continuing operations	55,805	29,570
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	53,674	53,603
Provision for bad debt and claim losses	16,727	12,046
Share-based compensation	6,030	8,964
Equity in earnings of affiliates, net of taxes	(12,053)	(16,085)
Loss on early extinguishment of debt	10,190	—
Deferred income tax	24,338	—
Net realized investment (gains)/losses and other income	(90,901)	2,730
Change in operating assets and liabilities:
Accounts receivable	(31)	(5,891)
Prepaid expenses and other assets	(13,091)	(8,967)
Accounts payable and accrued expenses	(10,873)	(51,867)
Deferred revenue	(16,549)	(30,622)
Due to/from FAFC	(18,115)	15,945
Income taxes	13,770	(1,581)
Dividends received from investments in affiliates	23,144	17,395
Other assets and other liabilities	(603)	(9,726)
Net cash provided by operating activities - continuing operations	41,462	15,514
Net cash used in operating activities - discontinued operations	—	(4,614)
Total cash provided by operating activities	$41,462	$10,900
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	(72,000)	(72,000)
Purchase of subsidiary shares from and other decreases in noncontrolling interests	—	(5,617)
Purchases of capitalized data and other intangible assets	(13,368)	(12,054)
Purchases of property and equipment	(25,463)	(28,156)
Cash paid for acquisitions, net of cash acquired	(184,220)	(108)
Purchases of investments in affiliates	(26,534)	—
Purchases of investments	(2,187)	(24,624)
Proceeds from sale of investments	53,847	26,386
Net cash used in investing activities - continuing operations	(269,925)	(116,173)
Net cash used in investing activities - discontinued operations	—	(64,853)
Total cash used in investing activities	$(269,925)	$(181,026)
Cash flows from financing activities:
Proceeds from long-term debt	857,646	654,399
Debt issuance costs	(21,636)	(14,776)
Repayment of long-term debt	(704,619)	(609,705)
Proceeds from issuance of stock related to stock options and employee benefit plans	1,576	7,123
Share repurchases	(176,512)	—
Distribution to noncontrolling interests	(4,615)	(12,888)
Cash dividends	—	(22,846)
Tax benefit related to stock options	367	1,110
Net cash (used)/provided in financing activities - continuing operations	(47,793)	2,417
Net cash provided by financing activities - discontinued operations	—	29,588
Total cash (used)/provided in financing activities	$(47,793)	$32,005
Net decrease in cash and cash equivalents	(276,256)	(138,121)
Cash and cash equivalents at beginning of period	447,145	467,511
Change in cash and cash equivalents - discontinued operations	—	32,488
Cash and cash equivalents at end of period	$170,889	$361,878
Supplemental disclosures of cash flow information:

Cash paid for interest	$19,421	$19,568
Cash paid for income taxes	$19,569	$9,958
Cash refunds from income taxes	$6,088	$31,129
Non-cash financing activities:
Distribution to stockholders of First American Financial Corporation ("FAFC")	$—	$1,664,043
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$(3,800)	$6,806
Non-cash investing activities:
Note payable issued for the acquisition of investment in affiliate	$12,700	$—

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests (1)	Total
Balance at December 31, 2010	115,499	$1	$1,229,806	$298,590	$15,943	$2,355	$1,546,695
Net lncome for the six months ended June 30, 2011				54,740		575	55,315
Shares issued in connection with share-based compensation	399	—	1,576	—	—	—	1,576
Share-based compensation	—	—	6,030	—	—	—	6,030
Share repurchases	(9,516)		(176,512)				(176,512)
Distributions to noncontrolling interests						(325)	(325)
Adjust redeemable noncontrolling interests to redemption value	—	—	(3,800)	—	—	—	(3,800)
Income tax indemnification adjustment related to Spin-off distribution of FAFC			(8,932)				(8,932)
Other comprehensive loss	—	—	—	—	(16,606)	—	(16,606)
Balance at June 30, 2011	106,382	$1	$1,048,168	$353,330	$(663)	$2,605	$1,403,441

(1) Excludes amounts related to mandatorily redeemable noncontrolling interests included in current liabilities in the condensed consolidated balance sheet at December 31, 2010, which were redeemed in the first quarter of 2011. See Note 12- Redeemable Noncontrolling Interests to the condensed consolidated financial statements for a discussion of redeemable noncontrolling interests.

See notes to condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc. and its subsidiaries (collectively "we", "us" or "our") is a leading provider of property, financial, and consumer information, analytics and services to mortgage originators, financial institutions, and other business and governmental entities.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain prior year amounts have been classified to conform to the current year presentation. The Condensed Consolidated Balance Sheet as of December 31, 2010 has been revised to correct the classification of $21.1 million in restricted cash from current assets to non-current assets. The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 has been revised to correct the classification of $14.8 million in deferred financing costs from an operating activity to a financing activity and reclassify $20.4 million from net cash provided by continuing operations to net cash provided by discontinued operations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a tax sharing agreement (the "Tax Sharing Agreement") as described in Note 7 – Income Taxes. The Company and FAFC also entered into a Restrictive Covenants Agreement pursuant to which FAFC is restricted in certain respects from competing with the Company in our tax services business within the United States for a period of ten years from the date of the Separation.  In addition, CoreLogic issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities.

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

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts recorded for FAFC liabilities at June 30, 2011.

As part of the Distribution, on May 26, 2010, we issued approximately $250.0 million of shares of our common stock, or 12,933,265 shares, to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011. See further discussion at Note15 - Transactions with FAFC .

We have included all of the corporate costs of FAC up to the Separation date in our condensed consolidated statement of income. For the three and six-month periods ended June 30, 2010, those net expenses totaled approximately $38.6 million and $70.5 million, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the presentation of comprehensive income. The guidance provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective for annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year. Management does not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures. The update provides amendments to achieve common fair value measurements and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated guidance is effective during interim and annual financial reporting periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 2 – Investment in Affiliates

We record equity in earnings of affiliates net of tax. For the three and six months ended June 30, 2011, income tax expense of $3.8 million and $8.0 million, respectively, was recorded on these earnings and for the same periods of the prior year income tax expense of $5.6 million and $10.6 million, respectively, was recorded on these earnings.

One of our investments in affiliates is a joint venture that provides products and services used in connection with loan originations, in which one of our subsidiaries owns a 50.1% interest. Based on the terms and conditions of the joint venture agreement, we do not have control of, or a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Statement of operations
Net revenues	$89,620	$118,832	$174,313	$215,709
Expenses	71,160	89,096	138,626	162,513
Income before income taxes	$18,460	$29,736	$35,687	$53,196
Net income	$18,314	$29,586	$35,392	$52,899
CLGX equity in earnings of affiliate	$9,175	$14,823	$17,731	$26,503

In March 2011, we acquired a 50.1% interest in Speedy Title & Appraisal Review Services LLC ("STARS") for $35.0 million, consisting of an initial cash payment of $20.0 million and a deferred purchase price of $15.0 million payable in three installments of $5.0 million (due on the first, third, and fifth anniversaries of the initial closing), which is non-interest bearing and discounted to $12.7 million as of March 31, 2011. See Note 6 - Long-Term Debt. The difference between the purchase price and our interest in STARS net assets is classified as part of the investment in affiliates. We account for our investment in STARS under the equity method of accounting.

In March and May 2011, we completed our acquisitions of the remaining controlling interest in Dorado Network Systems ("Dorado") and RP Data Limited ("RP Data"), respectively. For Dorado, a loss was previously recognized in 2010 and there was no further gain or loss on the acquisition of the controlling interest in 2011. For RP Data, we recorded an investment gain of approximately $58.9 million during the second quarter of 2011. Prior to our acquisition of these controlling interests, we accounted for our investments in Dorado and RP Data using the equity method. See Note 11 - Acquisitions for more information.

Note 3 – Marketable Securities

We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income (loss). Debt securities consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities consist primarily of investments in marketable common and preferred stock.

In January 2011, we sold our equity investment in DealerTrack Holdings, Inc., which was classified as available for sale with a carrying value of $51.3 million and a gross unrealized gain in other comprehensive income of $24.0 million, or $14.8 million net of tax, at December 31, 2010 for gross proceeds of $51.9 million and a realized pre-tax gain of $24.9 million.

Marketable securities consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010
Non-agency mortgage-backed and asset-backed securities	$—	$1,791
Total investments in debt securities	—	1,791

Common stock	14,400	51,255
Preferred stock	21,836	22,175
Total investments in equity securities	36,236	73,430
Total Investments	$36,236	$75,221

Sales of debt and equity securities resulted in a realized gain of $24.9 million for the six months ended June 30, 2011. There were no realized gains or losses for the three months ended June 30, 2011. Sales of debt and equity securities resulted in a realized loss of $0.3 million and a realized gain of $0.4 million for the three and six months ended June 30, 2010, respectively.

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reportable segment, for the six months ended June 30, 2011, is as follows:

(in thousands)	Data and Analytics	Business and Information Services	Consolidated
Balance at December 31, 2010
Goodwill	$750,172	$721,480	$1,471,652
Accumulated impairment losses	(19,734)	(6,925)	(26,659)
Goodwill	$730,438	$714,555	$1,444,993
Impairment loss	—	—	—
Acquisitions	162,882	18,898	181,780
Other/post acquisition adjustments	810	—	810
Balance at June 30, 2011
Goodwill	$913,864	$740,378	$1,654,242
Accumulated impairment losses	(19,734)	(6,925)	(26,659)
Goodwill	$894,130	$733,453	$1,627,583

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

During the six months ended June 30, 2011, we recorded $18.9 million of goodwill in connection with our acquisition of the remaining interest in Dorado in March 2011 and we recorded $162.9 million of goodwill in connection with our acquisition of the remaining interest in RP Data on May 2011.

In accordance with accounting guidance and consistent with prior year practice, our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter (using the September 30 valuation date), unless there is a triggering event. We have not performed an impairment analysis on any of our reporting units during the six months ended June 30, 2011, as no triggering events requiring such an analysis have occurred.

As of the date of our 2010 annual impairment review, the marketing services reporting unit included $123.3 million of goodwill. The fair value of this reporting unit under the income value approach was below the carrying value of the reporting unit's book value by approximately 10% and the fair value under the market value approach exceeded the reporting unit's book value by 11%. In assessing the realizability of goodwill, management considered the results of both analyses and weighed them accordingly given market conditions and expectations. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of the marketing services reporting unit in our 2010 annual testing were: (a) expected cash flow for the period from 2011 to 2019; (b) a discount rate of 18.5%, which was based on management's best estimate of the after-tax weighted average cost of capital; and (c) a 25% control premium. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill of the marketing services reporting unit could cause this or other reporting units to become impaired. There were no other reporting units that management deemed to have a reasonable risk of material impairment charge at the time.

Note 5 – Other Intangible Assets, net

Other intangible assets consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010
Customer lists	$308,540	$241,220
Noncompete agreements	15,057	15,332
Trade names and licenses	44,913	29,913
Other	247	—
	368,757	286,465
Less accumulated amortization	(167,243)	(153,776)
Other identifiable intangible assets, net	$201,514	$132,689

Amortization expense for finite-lived intangible assets was $23.1 million and $22.7 million for the three months ended June 30, 2011 and 2010, respectively and $42.5 million and $43.2 million for the six months ended June 30, 2011 and 2010, respectively.

Estimated amortization expense relating to finite-lived intangible asset balances as of June 30, 2011, is expected to be as follows for the next five years:

(in thousands)
Remainder of 2011	$16,697
2012	32,397
2013	30,459
2014	22,946
2015	19,018
Thereafter	79,997
$201,514

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2011	2010
Acquisition related notes:
Weighted average interest rate of 5.27% at December 31, 2010, with maturities through 2013	$—	$44,624
Non-interest bearing acquisition note due in $5 million installments March 2012, 2014 and 2016	12,870	—
Notes:
7.25% senior indenture due June 2021	400,000	—
5.7% senior debentures due August 2014	1,175	1,175
7.55% senior debentures due April 2028	59,645	59,645
8.5% deferrable interest subordinated notes due April, 2012	34,768	34,768
Bank debt:
Revolving line of credit borrowings due March 2016, weighted average interest rate of 6.8%	53,610	—
Term loan facility borrowings due March 2016, weighted average interest rate of 4.0%	350,000	—
Revolving line of credit borrowings due July 2012, weighted average interest rate of 3.63%, extinguished in May 2011	—	200,000
Term loan facility borrowings due April 2016, weighted average interest rate of 4.75%, extinguished in May 2011	—	348,250
Other debt:
6.52% Promissory Note due to First American Financial Corporation (See Note 15)	17,047	18,787
Various interest rates with maturities through 2013	10,025	13,640
Total long-term debt	939,140	720,889
Less current portion of long-term debt	29,473	233,452
Long-term debt, net of current portion	$909,667	$487,437

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due June 21, 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.

The Notes are our senior unsecured obligations and: (i) rank equally with any of our existing and future senior unsecured indebtedness; (ii) rank senior to all our existing and future subordinated indebtedness; (iii) are subordinated to any of our secured indebtedness (including indebtedness under our credit facility) to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Notes. The guarantees will: (i) rank equally with any existing and future senior unsecured indebtedness of the guarantors; (ii) rank senior to all existing and future subordinated indebtedness of the guarantors; and (iii) are subordinated in right of payment to any secured indebtedness of the guarantors (including the guarantee of our credit facility) to the extent of the value of the assets securing such indebtedness.

The Notes are redeemable by us, in whole or in part on or after June 1, 2016 at a price up to 103.63% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the applicable redemption date, subject to other limitations. We may also redeem up to 35.0% of the original aggregate principal amount of the Notes at any time prior to June 1, 2014 with the proceeds from certain equity offerings at a price equal to 107.25% of the aggregate principal amount of the Notes, together with accrued and unpaid interest, if any, to the applicable redemption date, subject to certain other limitations. We may also redeem some or all of the Notes before June 1, 2016 at a redemption price equal to 100.0% of the aggregate principal amount of the Notes, plus a "make-whole premium," plus accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of specific kinds of change of control events, holders of the Notes have the right to cause us to purchase some or all of the Notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

The loans under the Credit Agreement bear interest, at our election, at (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurocurrency borrowings, or the LIBO Rate, adjusted for statutory reserves, or the Adjusted LIBO Rate plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 1.00% and for Adjusted LIBO Rate borrowings is 2.00%. Starting with the full fiscal quarter after the closing date, the Applicable Rate will vary depending on our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.75% and the maximum will be 1.75%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings will be 1.75% and the maximum will be 2.75%. The Credit Agreement also requires us to pay commitment fees for the unused portion of the Revolving Facility, which will be a minimum of 0.30% and a maximum of 0.50%, depending on our leverage ratio.

The obligations under the Credit Agreement are our and the guarantors' senior secured obligations, secured by a lien on substantially all of our and the guarantors' personal property assets and mortgages or deeds of trust on our and the guarantors' real property with a fair market value of $10.0 million or more (collectively, the "Collateral") and rank senior to any of our and the guarantors' unsecured indebtedness (including the Notes) to the extent of the value of the Collateral.

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain assets sales and recovery events, subject to certain reinvestment rights.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio, (ii) a minimum interest coverage ratio and (iii) a maximum senior secured leverage ratio.

The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency.

At June 30, 2011, we had borrowing capacity under the revolving lines of credit of $496.4 million, and were in compliance with the financial covenants of our loan agreements.

Debt Issuance Costs

In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we fully expensed $10.2 million of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense in the accompanying consolidated statements of income for the three months ended June 30, 2011. In addition, we capitalized $21.6 million of debt issuance costs, included in other assets in the accompanying balance sheet, and will amortize these costs to interest expense over the term of the Notes and Credit Agreement.

Acquisition-Related Notes

In March 2011, we entered into a new settlement services joint venture called STARS. Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and discounted to $12.7 million as of March 31, 2011.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial balance of $200.0 million, with a fixed interest rate of 1.73% and amortizes quarterly by $2.5 million through March 31, 2016 with a remaining balance of $107.5 million due on May 16, 2016. Previous swaps entered in October 2010 of $348.3 million were terminated with a realized gain of $0.4 million for the three and six months ended June 30, 2011 upon full repayment of the underlying debt.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in an asset of $0.1 million and $5.2 million at June 30, 2011 and December 31, 2010, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other assets.

For the three and six months ended June 30, 2011, unrealized losses of $3.5 million (net of $2.4 million in deferred taxes) and $2.7 million (net of $1.9 million in deferred taxes), respectively, were recognized in other comprehensive income related to these Swaps.

It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2011, we believe the counterparties in the Swaps will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the Swaps such that the occurrence of future hedge cash flows remains probable.

Note 7 – Income Taxes

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 39.2% and 54.2% for the three and six months ended June 30, 2011, respectively, and 92.1% and 50.9% respectively, for the same periods of the prior year. The change in the effective rate is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, the approximately $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment and non-deductible transaction costs incurred in connection with the Separation during the quarter ended June 30, 2010. Effective January 1, 2011, income from the former partnership is wholly attributable to CoreLogic and income taxes are provided on all of the income generated in the second quarter of 2011. Income taxes included in equity in earnings of affiliates were $3.8 million and $5.6 million for the three months ended June 30, 2011 and 2010. Income taxes included in equity in earnings of affiliates were $8.0 million and $10.6 million for the six months ended June 30, 2011 and 2010.  For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and elimination group in the equity in earnings in affiliates.

As of June 30, 2011, the liability for income taxes associated with uncertain tax positions was $19.5 million. This liability can be reduced by $10.4 million of offsets for amounts subject to indemnification from FAFC under the Tax Sharing Agreement and $4.6 million in tax benefits from correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $4.5 million, if recognized, would favorably affect the Company's effective tax rate.

Our continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2011, we had accrued $5.0 million of interest (net of tax benefit) and penalties related to uncertain tax positions. This liability can be reduced by $3.5 million of offsets subject to indemnification from FAFC under the Tax Sharing Agreement.

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

Note 8 – Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Income from continuing operations attributable to CLGX stockholders	$31,485	$475	$54,740	$11,313
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	23,935	—	42,513
Net income attibutable to CLGX	$31,485	$24,410	$54,740	$53,826
Denominator:
Weighted-average shares for basic earnings per share	108,018	108,936	111,781	106,205
Dilutive effect of stock options and restricted stock units	623	780	705	841
Weighted-average shares for diluted earnings per share	108,641	109,716	112,486	107,046
Earnings per share
Basic:
Income from continuing operations attributable to CLGX stockholders	$0.29	$—	$0.49	$0.11
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.22	—	0.40
Net income attributable to CLGX per share	$0.29	$0.22	$0.49	$0.51
Diluted:
Income from continuing operations attributable to CLGX stockholders	$0.29	$—	$0.49	$0.11
Income from discontinued operations attributable to CLGX stockholders, net of tax	—	0.22	—	0.40
Net income attributable to CLGX per share	$0.29	$0.22	$0.49	$0.51

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available during the period. Diluted earnings per share reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company’s stock incentive plans.

For the three and six months ended June 30, 2011, 5.7 million and 5.2 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and six months ended June 30, 2010, 3.4 million and 3.6 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 9 – Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The market approach is applied for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value balances are classified based on the observability of those inputs.

A fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Level 2 measurements utilize observable inputs in markets other than active markets.

For cash and cash equivalents and restricted cash, we believe that the carrying value is a reasonable estimate of fair value due to the short-term nature of the instrument and or the basis of accounting required for such item.

In estimating the fair value of the financial instruments presented, we used the following methods and assumptions:

Cash and cash equivalents

For cash and cash equivalents, we believe that the carrying value is a reasonable estimate of fair value due to the short-term nature of the instruments.

Restricted cash

Restricted cash is comprised of certificates of deposit, we believe that the carrying value is a reasonable estimate of fair value due to the nature of these instruments.

Marketable securities

Equity and debt securities are classified as available-for-sale securities and are valued using quoted prices in active markets.

Long-term debt

The fair value of long-term debt was estimated based on the current rates available to us for debt of the same remaining maturities and consideration of our default and credit risk.

Interest rate swap agreements and foreign currency purchase agreements

The fair value of the interest rate swap agreements and forward currency purchase agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of June 30, 2011 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$170,889	$—	$—	$170,889
Restricted cash	—	23,975	—	23,975
Equity securities	36,236	—	—	36,236
Total Financial Assets	$207,125	$23,975	$—	$231,100

Financial Liabilities:
Long-term debt	—	952,677	—	952,677
Total Financial Liabilities	$—	$952,677	$—	$952,677

Derivatives:
Interest rate swap agreements	$—	$67	$—	$67

The fair values of our financial instruments as of December 31, 2010 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$447,145	$—	$—	$447,145
Restricted cash	—	21,095	—	21,095
Debt securities	1,791	—	—	1,791
Equity securities	73,430	—	—	73,430
Total Financial Assets	$522,366	$21,095	$—	$543,461

Financial Liabilities:
Long-term debt	—	727,440	—	727,440
Total Financial Liabilities	$—	$727,440	$—	$727,440

Derivatives:
Interest rate swap agreements	$—	$5,156	$—	$5,156
Foreign currency forward purchase agreements, net	$—	$(971)	$—	$(971)

Note 10 – Stock-Based Compensation

We issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting, held on May 19, 2011. The Plan permits the grant of stock options, restricted stock units (“RSUs”), performance units and other stock-based awards. Prior to the approval of the Plan, we issued equity awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”). The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so that the Company will have sufficient authority and flexibility to adequately provide for future incentives. In connection with the Separation, on June 1, 2010, each FAC stock option held by a CoreLogic employee was converted into an adjusted CoreLogic stock option. The exercise prices of the adjusted CoreLogic stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option. The resulting CoreLogic stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the FAC stock options immediately prior to the Separation.

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

FAC stock options and RSUs held by FAFC employees were canceled at the date of the Separation.

We primarily utilize stock options and RSUs as our stock-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

For the six months ended June 30, 2011, we awarded 911,537 RSUs, of which 187,705 were performance-based restricted stock units (“PBRSUs”) with an estimated value of $3.3 million. The PBRSU awards will vest based on the attainment of certain performance goals relating to our adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and earnings per share for the year ending December 31, 2013. There was $2.0 million and $3.8 million in expense recognized for RSUs in the three and six months ended June 30, 2011, respectively.

In connection with the Separation, we awarded performance-based restricted stock units (“PBRSUs”) to certain key employees pursuant to the 2006 Plan, and subject to certain conditions in the grant agreement. A total of 366,154 PBRSUs were issued at an estimated value of $6.9 million. These awards will vest based on the attainment of certain performance goals relating to our adjusted EBITDA for the years ending December 31, 2011 through 2014 and 2015. There was $0.3 million and $0.9 million in expense recognized for PBRSUs in the three and six months ended June 30, 2011, respectively.

As part of our acquisition of Dorado in March 2011, we assumed the acquired company's restricted stock unit plan and outstanding PBRSUs with an estimated value of $6.8 million. These awards will vest based on the attainment of certain performance goals relating to the acquired entity's revenues and EBITDA for the years ending December 31, 2011, 2012 and 2013.

RSU activity for the six months ended June 30, 2011, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Nonvested restricted stock units outstanding at December 31, 2010	1,558	$18.40
Restricted stock units granted	912	$17.72
Performance stock units granted	188	$17.45
Restricted stock units forfeited	(185)	$17.48
Restricted stock units vested	(291)	$18.57
Nonvested restricted stock units outstanding at June 30, 2011	2,182	$18.06

As of June 30, 2011, there was $27.8 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.7 years. The fair value of RSUs is based on the market value of the Company's shares on the date of grant.

In 2011 and 2010, we issued CoreLogic stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options issued in 2011 generally vest equally over three years from the date of issuance and expire ten years after the date of grant. The stock options issued in 2010 generally vest equally over a four-year period (33% on the second, third, and fourth anniversaries) and expire ten years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Expected dividend yield	—%
Risk-free interest rate (1)	2.01%
Expected volatility (2)	32.02%
Expected life (3)	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

Option activity for the six months ended June 30, 2011, is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	5,129	$21.27
Options granted	563	$17.45
Options exercised	(134)	$17.60
Options canceled	(552)	$21.12
Options outstanding at June 30, 2011	5,006	$20.96	4.8	$1,382
Options vested and expected to vest at June 30, 2011	4,981	$20.97	4.8	$1,382
Options exercisable at June 30, 2011	3,526	$22.09	3.0	$1,382

As of June 30, 2011, there was $7.8 million of total unrecognized compensation cost related to nonvested CoreLogic stock options that is expected to be recognized over a weighted-average period of 2.9 years.

In addition to stock options and RSUs, we have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each quarter. We recognize an expense in the amount equal to the discount.

The following table sets forth the stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Stock options	$434	$216	$1,141	$416
Restricted stock	2,341	2,170	4,698	8,125
Employee stock purchase plan	116	112	191	423
	$2,891	$2,498	$6,030	$8,964

Total stock-based compensation expense for the three and six months ended June 30, 2010 includes expense related to FAFC totaling $0.6 million, and $3.0 million, respectively.

Note 11 - Acquisitions.

In March 2011, we completed our acquisition of the remaining interest in Dorado for $31.6 million in cash. Dorado is included as a component of the default and technology services reporting unit of the business and information services segment. We previously held a 39.0% equity method investment in this entity and as a result of the purchase price paid, we recognized a loss of $14.5 million on our existing investment in the fourth quarter of 2010. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included Level 3 inputs. We have recorded $18.9 million of goodwill, $20.4 million of customer lists with an estimated average life of 12 years, and $3.2 million of tradenames with an estimated average life of 5 years. The business combination did not have a material impact on our condensed consolidated financial statements.

In May 2011, we completed our acquisition of the remaining interest in RP Data for a cash purchase price of A$147.2 million or $157.2 million. RP Data is included as a component of the risk and fraud analytics reporting unit of the data and analytics segment. We previously held a 40.2% equity method investment in this entity and as a result of the purchase price paid and the change in control, we recognized a gain of $58.9 million on our existing investment in the second quarter of 2011. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included Level 3 inputs. We have preliminarily recorded approximately $162.9 million of goodwill, $46.7 million of of customer lists with an estimated average life of 8 years and $11.7 million of tradenames with an estimated average life of 10 years. We are in the process of finalizing the purchase price allocation and as a result, these allocations may change. The business combination did not have a material impact on our condensed consolidated financial statements.

We entered into forward purchase agreements totaling A$180.3 million to economically hedge a portion of the foreign currency exchange rate risk associated with the acquisition of RP Data. We recorded a gain of $1.8 million during the three months ended June 30, 2011 when the agreements were terminated upon the closing of the acquisition in May 2011.

Note 12 – Redeemable Noncontrolling Interests

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

In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in CoreLogic Information Solutions Holdings, Inc.  On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in 2011 in exchange for additional consideration of $72.0 million. In February, 2011, we agreed to pay all of the additional consideration in cash and we closed the transaction.

Note 13 – Litigation and Regulatory Contingencies

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

At June 30, 2011, we have $5.8 million reserved for litigation and regulatory contingency matters.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California against CoreLogic Valuation Services, LLC, f/k/a eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates.
The FDIC complaint alleges that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans and seeks to recover losses of at least $129.0 million that WaMu allegedly suffered. The FDIC complaint asserts claims against eAppraiseIT's parent corporations, including CoreLogic, Inc., pursuant to alter ego theories of liability. On August 1, 2011, all defendants filed a Motion to Dismiss the complaint in its entirety on the grounds that the FDIC's allegations in the complaint fail to state a plausible claim as required by federal pleading standards. We intend to defend against these claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of these inquiries or the potential range of damages, if any.
Class Action
On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against Teletrack, Inc. ("Teletrack"), one of our subsidiaries. The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorneys fees, litigation expenses and cost of suit. We intend to defend against this claim vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

Separation

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts recorded at June 30, 2011.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At June 30, 2011, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of FAC’s financial services business with FAFC and financial responsibility for the obligations and liabilities of FAC’s information solutions business with the Company. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and any breach by such party of the Separation and Distribution Agreement.

Note 14 – Discontinued Operations

Summarized below are the components of our income (loss) from discontinued operations for the three and six months ended June 30, 2010:

	For the Three Months Ended	For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2010	June 30, 2010
Income from discontinued operations, net of tax - FAFC	$24,709	$43,520
Loss from discontinued operations, net of tax - Employer & Litigation	(774)	(1,007)
Total income from discontinued operations, net of tax	$23,935	$42,513
Earnings per share:
Basic	$0.22	$0.40
Diluted	$0.22	$0.40
Weighted-average common shares outstanding:
Basic	108,936	106,205
Diluted	109,716	107,046

FAFC

The businesses distributed as part of the Separation are presented within the condensed consolidated financial statements as discontinued operations. The net income from discontinued operations in the six months ended June 30, 2011 includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations:

	For the Three Months Ended	For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2010	June 30, 2010
Operating revenue	$582,075	$1,490,501
Income from discontinued operations before income taxes	$39,397	$76,323
Income tax expense	15,067	33,222
Income, net of tax	24,330	43,101
Less: Net income attributable to noncontrolling interests	(379)	(419)
Income from discontinued operations, net of tax	$24,709	$43,520
Earnings per share:
Basic	$0.23	$0.41
Diluted	$0.23	$0.41
Weighted-average common shares outstanding:
Basic	108,936	106,205
Diluted	109,716	107,046

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

The following amounts have been segregated from continuing operations and are reflected as discontinued operations:

	For the Three Months Ended	For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2010	June 30, 2010
Operating revenue	$64,553	$125,220
Loss from discontinued operations before income taxes	$(3,574)	$(6,191)
Income tax benefit	(2,800)	(5,184)
Loss, net of tax	(774)	(1,007)
Less: Net income attributable to noncontrolling interests	—	—
Loss from discontinued operations, net of tax	$(774)	$(1,007)
Earnings per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted-average common shares outstanding:
Basic	108,936	106,205
Diluted	109,716	107,046

Cash flows from discontinued operations are presented separately on our Condensed Consolidated Statements of Cash Flows.

Note 15 – Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the three and six months ended June 30, 2011, the net amount of $1.4 million and $3.1 million, respectively, (reflecting services provided by us to FAFC and from FAFC to us) was recognized as a reduction of other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At June 30, 2011, no reserves were considered necessary. See further discussion at Note 13 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We recorded a receivable for these contingent tax obligations from FAFC of $51.8 million and $59.7 million as of June 30, 2011 and December 31, 2010, respectively. The liability for income taxes associated with uncertain tax positions was $13.9 million and $14.1 million as of June 30, 2011 and December 31, 2010, respectively. See further discussion at Note 7 – Income Taxes.

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

On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011.

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrues interest at a rate of 6.52% annually. Interest was first due on July 1, 2010 and is due quarterly thereafter. The promissory note is due on May 31, 2017. The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees. The balance outstanding on the note was $17.0 million at June 30, 2011 and $18.8 million at December 31, 2010.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2011 and 2010.

During the three and six months ended June 30, 2011 and 2010, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $4.2 million and $8.1 million for the three and six months ended June 30, 2011, respectively, and $5.2 million and $12.9 million for the three and six months ended June 30, 2010, respectively. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $1.2 million and $3.7 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2010.

Note 16 – Segment Information

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

•
Data and Analytics: Our data and analytics segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-

backed securities. We both license our data directly to our customers and provide our customers with analytical products for risk management, collateral assessment, loan quality reviews and fraud assessment. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker, multiple listing and marketing (primarily lead generation) services products.

Our data and analytics segment includes inter-company revenues of $3.3 million and $8.1 million for the three and six months ended June 30, 2011 compared to $4.4 million and $9.1 million for the three and six months ended June 30, 2010. The segment also includes inter-company expenses of $6.1 million and $13.2 million for the three and six months ended June 30, 2011 and $5.9 million and $9.4 million for the three and six months ended June 30, 2010.

•
Business and Information Services: Our business and information services segment provides tax monitoring, flood zone certification and monitoring, mortgage default management services, mortgage loan administration and production services, mortgage-related business process outsourcing and property valuation and management services. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment's primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our business and information services segment has two components: mortgage origination services, which is focused on the mortgage origination and servicing industry, and default and technology services, which is primarily oriented toward services required by owners/servicers of troubled mortgage assets and toward providing custom outsourcing solutions for a wide range of customers.

Our business and information services segment includes intercompany revenues of $0.5 million and $1.1 million for the three and six months ended June 30, 2011 compared to $3.1 million and $6.0 million for the three and six months ended June 30, 2010.  The segment also includes inter-company expenses of $11.6 million and $23.5 million for the three and six months ended June 30, 2011 and $9.9 million and $18.5 million for the three and six months ended June 30, 2010.

Corporate and eliminations consists primarily of investment gains and losses, corporate personnel, Indian off-shoring services, and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense and elimination of inter-company revenues included in the results of the reportable segments.

Selected financial information by reportable segment is as follows:

(in thousands)
For three months ended June 30, 2011	Operating Revenue	Depreciation and Amortization	Income/(Loss) From Continuing Operations	Capital Expenditures
Data and Analytics	$200,016	$17,090	$19,068	$6,810
Business and Information Services	199,791	6,603	28,555	3,976
Corporate and Eliminations	(3,405)	4,770	(15,890)	3,467
Consolidated	$396,402	$28,463	$31,733	$14,253

For three months ended June 30, 2010
Data and Analytics	$188,063	$14,814	$33,242	$4,923
Business and Information Services	228,064	5,303	51,822	1,585
Corporate and Eliminations	(5,151)	7,515	(75,554)	596
Consolidated (excluding discontinued operations)	$410,976	$27,632	$9,510	$7,104

For six months ended June 30, 2011
Data and Analytics	$403,243	$32,388	$79,752	$11,486
Business and Information Services	406,113	11,669	61,897	6,674
Corporate and Eliminations	(8,960)	9,617	(85,844)	7,303
Consolidated	$800,396	$53,674	$55,805	$25,463

For six months ended June 30, 2010
Data and Analytics	$369,530	$29,813	$62,336	$6,578
Business and Information Services	444,156	10,624	94,527	5,717
Corporate and Eliminations	(4,842)	13,166	(127,293)	15,861
Consolidated (excluding discontinued operations)	$808,844	$53,603	$29,570	$28,156

(in thousands)
Assets	June 30, 2011	December 31, 2010
Data and Analytics	$1,192,001	$1,201,711
Business and Information Services	1,622,778	1,089,492
Corporate and Eliminations	446,973	928,629
Consolidated (excluding discontinued operations)	$3,261,752	$3,219,832

Note 17 – Subsequent Events

On July 26, 2011, we entered into a definitive agreement with Cognizant Technology Solutions Corporation ("Cognizant"), under which an affiliate of Cognizant will acquire CoreLogic Global Services Private Limited, our India-based captive operations. The purchase price for the transaction will consist of a cash payment of approximately $50.0 million, plus adjustments for working capital and other charges or credits, which will be determined at closing. As part of the transaction, we will enter into a seven-year services agreement with Cognizant with a minimum commitment of approximately $324.0 million, plus applicable inflation adjustments, over the first five years with various renewal and extension rights, under which Cognizant will provide a range of services to the Company globally. Subject to the satisfaction of certain customary closing conditions, including the execution of the services agreement, the transaction is expected to close in August 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our ability to satisfy anticipated operational cash requirements, debt service and other contractual obligation, our access to liquidity sources for new borrowings, our appraisal revenues and earnings throughout 2011, our estimated income tax rate, unrecognized tax positions, amortization expenses, the impact of recent accounting pronouncements, our plans to maintain significant cash balances outside of the U.S., the planned closing of pending acquisitions, our long-term strategy regarding acquisitions, divestitures and joint ventures, the potential outcome and estimates related to our litigation, the level of aggregate U.S. mortgage originations and applications and inventory of delinquent mortgage loans and loans in foreclosure, the effect of the disposition or work-out of delinquent mortgage loans and loans in foreclosure, estimates related to our purchase price allocations, our ability to access additional liquidity and the reasonableness of the carrying value related to specific financial assets and liabilities.

Our expectations, beliefs, objectives, intentions and strategies regarding the future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	limitations on access to data from external sources, including government and public record sources;

•
changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our customers or us, including with respect to consumer financial services and the use of public records and consumer data, which may, among other things, limit the manner in which we conduct business with our customers;

•	compromises in the security of our data transmissions, including the transmission of confidential information or systems interruptions;

•
difficult conditions in the mortgage and consumer credit industry, including the continued decline in mortgage applications, declines in the level of loans seriously delinquent, and continued delays in the default cycle, the state of the securitization market, increased unemployment, and conditions in the economy generally;

•	our ability to bring new products to market and to protect proprietary technology rights;

•	our ability to identify suitable acquisition targets, obtain necessary capital and complete such transactions on satisfactory terms;

•	risks related to our international operations:

•	consolidation among our significant customers and competitors;

•	impairments in our goodwill or other intangible assets; and

•
the inability to realize the benefits of the Separation (as defined below) as a result of the factors described immediately above, as well as, among other factors, increased borrowing costs, competition between the resulting companies,  increased operating or other expenses or the triggering of rights and obligations by the transaction or any litigation arising out of or related to the Separation.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth in Item 1A of Part II below, and are based on information available to us on the date hereof.   Because of these risk factors, as well as other variables affecting our financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

This Management's Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of acquisitions and other non-recurring items that are not presented in accordance with generally accepted accounting principles (“GAAP”). We present these non-GAAP financial measures because they provide our management and readers of this Report with additional insight into our operational performance compared to earlier periods and relative to our competitors' performance. We do not intend for these non-GAAP financial measures to substitute for any GAAP financial information. Readers should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

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

OVERVIEW

Separation Transaction

On June 1, 2010, The First American Corporation ("FAC") completed a transaction (the "Separation") by which it separated into two independent, publicly traded companies through a distribution (the "Distribution") of all of the outstanding shares of its subsidiary, First American Financial Corporation ("FAFC"), to the holders of FAC's common shares, par value $1.00 per share as of May 26, 2010. After the Distribution, FAFC owned the businesses that comprised FAC's financial services businesses and FAC retained its information solutions businesses.

On May 18, 2010, the shareholders of FAC approved a separate transaction pursuant to which FAC changed its place of incorporation from California to Delaware (the "Reincorporation"). The Reincorporation became effective June 1, 2010. To effect the Reincorporation, FAC and CoreLogic, which was a wholly-owned subsidiary of FAC incorporated in Delaware, entered into an agreement and plan of merger (the "Merger Agreement"). Pursuant to the Merger Agreement, FAC merged with and into CoreLogic with CoreLogic continuing as the surviving corporation.

To effect the Separation, the Company and FAFC entered into a separation and distribution agreement (the "Separation and Distribution Agreement") that governs the rights and obligations of the Company and FAFC regarding the Distribution. The Separation and Distribution Agreement also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC's assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement (as described in Note 7 - Income Taxes), a Restrictive Covenants Agreement, and CoreLogic issued a promissory note to FAFC relating to certain pension liabilities.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in FAFC's operations. As a result of the Separation, we reflect the FAFC businesses in our condensed consolidated financial statements as discontinued operations. The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification. See Note 14 - Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. There were no amounts recorded as FAFC liabilities at June 30, 2011.

As part of the Distribution, on May 26, 2010 we issued to FAFC approximately $250.0 million of our issued and outstanding common shares, or 12,933,265 shares. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we paid FAFC $7.4 million to arrive at the full value of $250.0 million. As a condition to the Separation, FAFC is expected to dispose of the shares by June 1, 2015. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share.  The price per share was agreed upon by the parties during the trading day on April 5, 2011.

Acquisition and Divestiture Activity

Acquisition of Dorado Network Systems Corporation.  In March 2011, we completed our acquisition of the remaining controlling interest in Dorado Network Systems Corporation (“Dorado”), a provider of open-technology platforms to mortgage originators, for $31.6 million in cash.  Dorado is included as a component of the default and technology services component of the business and information services segment.

Investment in Speedy Title & Appraisal Review Services LLC.  In March 2011, we acquired a 50.1% interest in Speedy Title & Appraisal Review Services LLC ("STARS").  Our initial investment in the joint venture was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and discounted to $12.7 million as of March 31, 2011.

Sale of Investment in DealerTrack Holdings, Inc. During the first quarter of 2011, we disposed of our remaining investment in DealerTrack Holdings, Inc. ("DealerTrack"), a provider of software services to the automotive industry.  The sale of this investment, which was accounted for as a marketable equity security, generated a $24.9 million pre-tax gain in the first quarter of 2011.

Acquisition of RP Data Limited In May 2011, we completed our acquisition of the remaining controlling interest in RP Data Limited (“RP Data”) for A$147.2 million or $157.2 million. RP Data is an Australian based provider of residential and commercial property information, including real estate data, electronic property valuations and consumer reports, throughout Australia and New Zealand. RP Data is included as a component of the risk and fraud analytics reporting unit of the data and analytics segment.

We continually evaluate our business mix and seek to optimize our business structure through acquisitions, divestitures and joint ventures with a view to promoting our long-term strategy. We will continue to evaluate our existing businesses, including our marketing services business and certain of our appraisal and default-related businesses, for alignment with our long-term strategy.

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

We believe that we offer our customers access to among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, motor vehicle records, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 700 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 145 million records. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Reportable segments

In connection with the Separation, we reorganized our reportable segments into three reportable segments.  On December 30, 2010, we completed the sale of our employer and litigation services businesses and as a result we currently have two reportable segments.  During the first quarter of 2011, we changed the management oversight for our marketing services group, moving it out of our corporate and eliminations group and to the specialty finance solutions component of our data and analytics segment.  Prior period financial results have been recast to conform to this presentation.

•	Data and Analytics: Our data and analytics segment offers access to data assets including loan information, criminal

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

•
Business and Information Services: Our business and information services segment provides tax monitoring, flood zone certification and monitoring, mortgage default management services, mortgage loan administration and production services, mortgage-related business process outsourcing and property valuation and management services. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment's primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our business and information services segment has two components: mortgage origination services, which is focused on the mortgage origination and servicing industry, and default and technology services, which is primarily oriented toward services required by owners/servicers of troubled mortgage assets and toward providing custom outsourcing solutions for a wide range of customers.

Most of the businesses included in the mortgage origination services group have a relatively high proportion of fixed costs due to the ongoing servicing nature of the operations. The group's appraisal businesses, in contrast, have a higher level of variable costs. The businesses within the default and technology services group typically have a high level of variable costs. Revenues for the mortgage originations services group are primarily dependent on the level of mortgage origination and servicing activity while default and technology services group revenues are generally tied to the level of troubled loan activity in the United States.

RESULTS OF OPERATIONS

Summary

The majority of our revenues are associated with U.S. residential real estate and mortgage transactions and ongoing servicing related to such transactions. For the three and six months ended June 30, 2011, 47.3% and 48.0% of our revenues were related to real estate mortgage origination and non-default related servicing, respectively. Approximately 35.8% and 34.4% of our operating revenues in the three and six months of 2011, respectively, were generated by the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers' Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations decreased approximately 21.0% in the second quarter of 2011 relative to the same period of 2010 and decreased approximately 4.0% relative to the first quarter of 2011. Moreover, MBA estimates that mortgage applications decreased 14.0% in the second quarter of 2011 relative to the same period of 2010 and increased a modest 5.2% relative to the first quarter of 2011. This decline in originations and modest increase in applications represented a significant departure from the typical mortgage market seasonality in which application and loan volumes increase notably in the late spring and summer months. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. Due to continued economic weakness, the specter of regulatory change, tighter lending standards, and weak housing markets, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

We believe that the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. Additionally, measures taken by the federal government to stimulate the purchase of residential property helped increase transaction levels in early 2010. The first-time homebuyer’s tax credit expired in April 2010, and there has been a decrease in residential sales activity since that expiration.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 9.7% in the quarter ending June 30, 2011 relative to quarter ending June 30, 2010. Additionally, based on our internal analyses and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure is decreasing and the market is continuing to experience a delay in processing these troubled loans.

On a consolidated basis, our operating revenues decreased 3.5% and 1.0% for the three and six months ended June 30, 2011, respectively, when compared to the same periods of the prior year. Data and analytics segment operating revenues increased 6.4% and 9.1% for the three and six months ended June 30, 2011, respectively, when compared to the same periods of the previous year, due to higher levels of data licensing, capital markets project-based revenues, consumer services and the impact of acquisition activity. Business and information services segment operating revenues decreased 12.4% and 8.6% for the three and six months ended June 30, 2011, respectively, when compared to the same periods of the previous year, due to lower appraisal and default-related activity, partially offset by the impact of acquisition activity.

Our total operating expense increased 2.0% and 0.4% for the three and six months ended June 30, 2011, when compared to the same periods of the prior year. Corporate costs of FAC up to the Separation date totaled $38.6 million and $70.5 million for the three and six months ended June 30, 2010, respectively.

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 39.2% and 54.2% for the three and six months ended June 30, 2011, respectively, and 92.1% and 50.9%, respectively for the same periods of the prior year. The change in the effective income tax rate is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, the approximately $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment, and non-deductible transaction costs incurred in connection with the Separation during the quarter ended June 30, 2010. Effective January 1, 2011, income from the former partnership is wholly attributable to CoreLogic and income taxes are provided on all of the income generated in the three and six months ended June 30, 2011. Income taxes included in equity in earnings of affiliates were $3.8 million and $8.0 million for the three and six months ended June 30, 2011, respectively, and $5.6 million and $10.6 million, respectively, for the same periods of the prior year. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and elimination group in the equity in earnings in affiliates.

In 2010 we sold our employer and litigation services businesses and the results of operations for those businesses are included as discontinued operations for all previous periods presented. The pre-tax loss from operations for these businesses was $3.6 million and $6.2 million for the three and six months ended June 30, 2010.

Net income from continuing operations was $31.7 million and $55.8 million for the three and six months ended June 30, 2011, respectively. Net income from continuing operations was $9.5 million and $29.6 million for the three and six months ended June 30, 2010, respectively. The increase in our net income from continuing operations was primarily a function of the pre-tax gain we recorded in the second quarter of 2011 due to the step up in basis of our initial investment in RP Data for $58.9 million, and the $24.9 million pre-tax gain on the sale of our investment in DealerTrack recognized in the first quarter of 2011. These amounts were partially offset by (i) lower income from operations of $22.2 million and $11.4 million for the three and six months ended June 30, 2011, respectively, (ii) higher interest expense of $13.8 million and $16.2 million due to higher borrowings for the three and six months ended June 30, 2011, respectively, (iii) lower equity in earnings of affiliates, net of tax of $2.8 million and $4.0 million for the three and six months ended June 30, 2011, respectively, which resulted from lower volumes, and (iv) higher income taxes related to gains on RP Data and DealerTrack. Net income attributable to noncontrolling interests was $0.2 million and $1.1 million for the three and six months ended June 30, 2011, respectively. Net income attributable to noncontrolling interests was $9.0 million and $18.3 million for the three and six months ended June 30, 2010, respectively. The decrease in net income attributed to noncontrolling interests is largely due to our purchase of the remaining redeemable noncontrolling interests during the first quarter of 2011.

The ongoing tightening of mortgage credit, delays in the default cycle and the general economic and regulatory uncertainty continue to affect negatively the demand for many of our products and services. These conditions also continue to affect many of our customers. If these challenges persist for us and our customers for the remainder of 2011, they could negatively affect our revenue, earnings and liquidity. For additional information related to our results of operations for each of our reportable segments please see the discussions under “Business and Information Services,” and “Data and Analytics” below.

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

Data and Analytics

	For Three Months Ended				For Six Months Ended
(in thousands, except percentages)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010	$ Change	% Change
Operating revenues	$200,016	$188,063	$11,953	6.4%	$403,243	$369,530	$33,713	9.1%
External cost of revenues	55,409	46,289	9,120	19.7%	113,785	97,162	16,623	17.1%
Salaries and benefits	58,455	54,661	3,794	6.9%	112,753	108,988	3,765	3.5%
Other operating expenses	50,803	38,798	12,005	30.9%	93,244	72,772	20,472	28.1%
Depreciation and amortization	17,090	14,814	2,276	15.4%	32,388	29,813	2,575	8.6%
Total operating expenses	181,757	154,562	27,195	17.6%	352,170	308,735	43,435	14.1%
Income from operations	18,259	33,501	(15,242)	(45.5)%	51,073	60,795	(9,722)	(16.0)%
Total interest (expense)/income, net	(44)	(456)	412	(90.4)%	574	(967)	1,541	(159.4)%
Gain on investment and other income	82	—	82	100.0%	24,896	752	24,144	3,210.6%
Income from continuing operations before income taxes	18,297	33,045	(14,748)	(44.6)%	76,543	60,580	15,963	26.4%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing before equity in earnings of affiliates	18,297	33,045	(14,748)	(44.6)%	76,543	60,580	15,963	26.4%
Equity in earnings of affiliates	771	197	574	291.4%	3,209	1,756	1,453	82.7%
Income from continuing operations	$19,068	$33,242	$(14,174)	(42.6)%	$79,752	$62,336	$17,416	27.9%

Income from continuing operations	$19,068	$33,242	$(14,174)	(42.6)%	$79,752	$62,336	$17,416	27.9%
Depreciation and amortization	17,090	14,814	2,276	15.4%	32,388	29,813	2,575	8.6%
Total interest expense/(income), net	44	456	(412)	(90.4)%	(574)	967	(1,541)	(159.4)%
EBITDA	$36,202	$48,512	$(12,310)	(25.4)%	$111,566	$93,116	$18,450	19.8%

Operating Revenues

Operating revenues for the data and analytics segment were $200.0 million and $403.2 million for the three and six months ended June 30, 2011, respectively, an increase of $12.0 million, or 6.4%, and $33.7 million, or 9.1%, when compared with the respective periods of the prior year. Acquisition activity contributed revenues of $10.7 million in the three and six months ended June 30, 2011.

Operating revenues for the risk and fraud analytics group totaled $117.6 million and $222.5 million for the three and six months ended June 30, 2011, respectively, an increase of $16.3 million, or 16.1%, and $27.1 million, or 13.8%, over the respective periods of the prior year. Acquisition activity accounted for $10.7 million of the increase for the three and six months ended June 30, 2011. Excluding acquisition activity, the increases are due primarily to increased data licensing and capital markets project-based revenues relating to document retrieval services. In addition, we experienced increased revenues in our under-banked credit services due to increased market penetration in the United Kingdom in the second quarter of 2011.

Operating revenues for the specialty finance solutions group totaled $82.5 million for the three months ended June 30, 2011, a decrease of $4.3 million, or 5.0%, over the prior year. Group revenues were lower due to a decrease in marketing services revenues related to a deferral of $6.3 million in revenues associated with one customer, and lower volumes of mortgage-related credit orders partially offset by stronger consumer services revenues due to higher volumes of credit monitoring. Operating revenues totaled $180.7 million for the six months ended June 30, 2011, an increase of $6.6 million, or 3.8%, over the prior year. The increase was predominantly due to higher consumer services revenues resulting from higher volumes from significant customers, higher income verification volumes due to increased market acceptance of this product and increased auto-credit volumes due to improved market conditions.  These increases were partially offset by lower multiple listing service solutions as membership counts declined due to market conditions, and a decrease in the volume of mortgage-related credit orders due to a decrease in origination-related activity (including application volumes).

External Cost of Revenues

Data and analytics external cost of revenues were $55.4 million and $113.8 million for the three and six months ended months ended June 30, 2011, respectively, an increase of $9.1 million, or 19.7%, and $16.6 million, or 17.1%, over the respective periods of the prior year.

External cost of revenues for the risk and fraud analytics group were $9.7 million and $20.6 million for the three and six months ended June 30, 2011, respectively, an increase of $1.1 million, or 12.3%, and $2.5 million, or 14.1%, over the respective periods of the prior year. Acquisition activity accounted for $0.7 million of the increase for the three and six months ended June 30, 2011. Excluding acquisition activity, the increase is primarily due to the increase in revenues as the group's product mix shifted year over year.

External cost of revenues for the specialty finance solutions group totaled $45.7 million and $93.2 million for the three and six months ended June 30, 2011, respectively, an increase of $8.1 million, or 21.4%, and $14.1 million, or 17.8%, over the respective periods of the prior year.  The increase was predominantly the result of higher activity in marketing and consumer services, as well as from vendor price increases on certain credit information.

Salaries and Benefits

Salaries and benefits for the data and analytics segment were $58.5 million and $112.8 million for the three and six months ended June 30, 2011, respectively, an increase of $3.8 million, or 6.9%, and $3.8 million, or 3.5%, over the respective periods of the prior year.

Salaries and benefits for the risk and fraud analytics group were $40.1 million and $75.9 million for the three and six months ended June 30, 2011, respectively, an increase of $4.9 million, or 14.0%, and $5.8 million, or 8.2%, over the respective periods of the prior year.  Acquisition activity accounted for $4.3 million of the increase for the three and six months ended June 30, 2011. Excluding acquisition activity, salaries and benefits are slightly higher over the respective periods for the prior year due to higher headcount and higher average salaries for recently hired employees focusing on new product development and sales.  The impact of these increases was partially offset by the transfer of certain segment-level employees out of the group to the corporate and eliminations group, which are now treated as allocated costs to the segment. See Other Operating Expenses below.

For the specialty financial solutions group, salaries and benefits totaled $18.3 million and $36.9 million for the three and six months ended June 30, 2011, respectively, a decrease of $1.1 million, or 5.8%, and $2.0 million, or 5.1%, over the respective periods of the prior year.  The decrease was primarily due to a lower overall headcount at the credit solutions businesses, overall efficiency improvements in the business and the transfer of certain segment-level employees out of the group to the corporate and eliminations group, which are now treated as allocated costs to the segment. See Other Operating Expenses below.

Other Operating Expenses

Data and analytics other operating expenses were $50.8 million and $93.2 million for the three and six months ended June 30, 2011, respectively, an increase of $12.0 million, or 30.9%, and $20.5 million, or 28.1%, over the respective periods of the prior year.

The risk and fraud analytics group had other operating expenses of $30.7 million and $57.7 million for the three and six months ended June 30, 2011, respectively, an increase of $5.1 million, or 20.1%, and $9.9 million, or 20.8%, over the respective

periods of the prior year.   Acquisition activity accounted for $1.7 million of the increase for the three and six months ended June 30, 2011. Excluding acquisition activity, the overall increase was driven by a $1.8 million reserve for a legal settlement at our under-banked credit services group, increased expenses to service higher volumes, higher legal expenses (including from matters where we are protecting our intellectual property), and higher allocated costs due to changes in the treatment of certain personnel costs referenced above.  The increases were partially offset by indemnification reimbursement settlements of $0.6 million and $2.4 million for the three and six months ended June 30, 2011, respectively.

As it relates to the specialty finance solutions group, other operating expenses were $20.1 million and $35.5 million for the three and six months ended June 30, 2011, respectively, an increase of $6.9 million, or 51.7%, and $10.5 million, or 42.1%, over the prior year.  The increases are primarily due to the impact of higher bad debt expense relating to certain accounts receivable balances associated with our marketing services business, higher legal expenses and higher allocated costs due to changes in the treatment of certain personnel costs referenced above.

Depreciation and Amortization

Depreciation and amortization expense for the data and analytics segment totaled $17.1 million and $32.4 million for the three and six months ended June 30, 2011, respectively, an increase of $2.3 million, or 15.4%, and $2.6 million, or 8.6%, over the respective periods of the prior year.  The increase was due to acquisition activity in the risk and fraud analytics group which contributed $2.4 million of additional depreciation and amortization expense in the second quarter of 2011.

Gain on Investment and Other Income

Gain on investments and other income for the data and analytics segment were $0.1 million and $24.9 million for the three and six months ended June 30, 2011, respectively, an increase of $0.1 million and $24.1 million over the respective periods of the prior year. The increase for the six months ended June 30, 2011 was related to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack, which was sold during the first quarter of 2011.

Equity in Earnings of Affiliates

Equity in earnings of affiliates for the data and analytics segment was $0.8 million and $3.2 million for the three and six months ended June 30, 2011, respectively, an increase of $0.6 million, or 291.4%, and $1.5 million, or 82.7%, over the respective periods of the prior year.

At the risk and fraud analytics group, a decrease in the equity in earnings of affiliates in the three and six months ended June 30, 2011 of $1.5 million, 168.1%, and $0.3 million, or 30.0%, respectively, was related to lower volumes in minority investments related to market conditions.

Within the specialty finance group, equity in earnings of affiliates was $1.4 million and $2.5 million for the three and six months ended June 30, 2011, respectively, an increase of $2.0 million, or 302.7%, and $1.7 million, or 224.7%, over the respective periods of the prior year, due to higher profitability of our credit reporting national joint venture.

Business and Information Services

	For Three Months Ended				For Six Months Ended
(in thousands, except percentages)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010	$ Change	% Change
Operating revenues	$199,791	$228,064	$(28,273)	(12.4)%	$406,113	$444,156	$(38,043)	(8.6)%
External cost of revenues	66,656	79,382	(12,726)	(16.0)%	132,167	154,053	(21,886)	(14.2)%
Salaries and benefits	51,886	52,647	(761)	(1.4)%	103,325	105,137	(1,812)	(1.7)%
Other operating expenses	55,553	51,977	3,576	6.9%	114,949	103,906	11,043	10.6%
Depreciation and amortization	6,603	5,303	1,300	24.5%	11,669	10,624	1,045	9.8%
Total operating expenses	180,698	189,309	(8,611)	(4.5)%	362,110	373,720	(11,610)	(3.1)%
Income from operations	19,093	38,755	(19,662)	(50.7)%	44,003	70,436	(26,433)	(37.5)%
Total interest income/(expense), net	748	(23)	771	(3,352.2)%	1,610	42	1,568	3,733.3%
Gain/(loss) on investment and other income	8	(1,215)	1,223	(100.7)%	(473)	(1,215)	742	(61.1)%
Income from continuing operations before income taxes	19,849	37,517	(17,668)	(47.1)%	45,140	69,263	(24,123)	(34.8)%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing before equity in earnings of affiliates	19,849	37,517	(17,668)	(47.1)%	45,140	69,263	(24,123)	(34.8)%
Equity in earnings of affiliates	8,706	14,305	(5,599)	(39.1)%	16,757	25,264	(8,507)	(33.7)%
Income from continuing operations	$28,555	$51,822	$(23,267)	(44.9)%	$61,897	$94,527	$(32,630)	(34.5)%

Income from continuing operations	$28,555	$51,822	$(23,267)	(44.9)%	$61,897	$94,527	$(32,630)	(34.5)%
Depreciation and amortization	6,603	5,303	1,300	24.5%	11,669	10,624	1,045	9.8%
Total interest (income)/expense, net	(748)	23	(771)	(3,352.2)%	(1,610)	(42)	(1,568)	3,733.3%
EBITDA	$34,410	$57,148	$(22,738)	(39.8)%	$71,956	$105,109	$(33,153)	(31.5)%

Operating Revenues

Operating revenues for the business and information services segment were $199.8 million and $406.1 million for the three and six months ended June 30, 2011, respectively, a decrease of $28.3 million, or 12.4%, and $38.0 million, or 8.6%, over the respective prior year periods. Acquisition activity contributed revenues of $9.9 million and $16.7 million in the three and six months ended June 30, 2011, respectively.

Operating revenues for the mortgage origination services group totaled $95.6 million and $199.3 million for the three and six months ended June 30, 2011, respectively, a decrease of $20.8 million, or 17.9%, and $29.4 million, 12.8%, over the respective periods of the prior year. The decrease in revenues was primarily due to lower origination activity (including application volumes), leading to significantly decreased revenues in appraisal services and modest declines in tax services; and the decision to exit certain customer relationships in appraisal services.  Appraisal revenues were negatively impacted by an estimated $15.9 million and $25.4 million for the three and six months ended June 30, 2011, respectively, due to a significant decline in volumes and the loss of significant customers as we were not able to agree upon mutually acceptable commercial terms including how to address uncertainties relating to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As a result, appraisal revenues will be significantly lower for the balance of 2011 relative to the first half of the year. Additionally, tax services decreased due to slower deferred revenue recognition as we experienced a smaller life-of-loan servicing pool.

Operating revenues for the default and technology services group totaled $104.1 million and $206.8 million for the three and six months ended June 30, 2011, respectively, a decrease of $7.4 million, or 6.7%, and $8.7 million, or 4.0%, over the respective periods of the prior year. Acquisition activity contributed $9.9 million and $16.7 million of revenues in the three and six months ended June 30, 2011. Decreased revenues were primarily driven by a decline in the demand for default-related valuations, continued slow-down in the processing of delinquent mortgages by servicers, and by a decline in broker price opinion volumes as two major customers moved to in-source business and changing market conditions reduced the demand for valuation services. These decreases were partially offset by an improvement in revenues from market share gains and pricing improvements in field services. Revenues for this group were also impacted negatively by the sale of our second lien outsourcing business in the first quarter of 2011, which contributed approximately $1.9 million and $3.9 million of the decline in revenue compared to the same periods of the prior year.

External Cost of Revenues

Business and information services external cost of revenues were $66.7 million and $132.2 million for the three and six months ended June 30, 2011, respectively, a decrease of $12.7 million, or 16.0%, and $21.9 million, or 14.2%, over the respective periods of the prior year.

External cost of revenues for the mortgage origination services group were $16.0 million and $34.2 million for the three and six months ended June 30, 2011, respectively, a decrease of $9.5 million, or 37.4%, and $13.8 million, or 28.8%, over the respective periods of the prior year. The change in the external cost of revenues is principally due to a decrease in revenue from the appraisal operations. The appraisal business also experienced higher costs as a percentage of revenue, due to an increase in the volume of appraisals completed by external appraisers relative to the prior year periods.

External cost of revenues for the default and technology services group were $50.6 million and $98.0 million for the three and six months ended June 30, 2011, respectively, a decrease of $3.2 million, or 5.9% and $8.1 million, or 7.6%, over the respective periods of the prior year. Acquisition activity contributed $0.5 million and $0.6 million for the three and six months ended June 30, 2011, respectively.  Excluding acquisition activity, the decrease in the current quarter was primarily due to the decrease in revenues from default-related BPOs partially offset by increased costs in field services and transportation services due to the increased revenues in these businesses.

Salaries and Benefits

Salaries and benefits for the business and information services segment were $51.9 million and $103.3 million for the three and six months ended June 30, 2011, respectively, a decrease of $0.8 million, or 1.4%, and $1.8 million, or 1.7%, over the respective periods of the prior year.

Salaries and benefits for the mortgage origination services group were $31.9 million and $66.2 million for the three and six months ended June 30, 2011, respectively, a decrease of $7.7 million, or 19.4%, and $12.4 million, or 15.8%, over the respective periods of the prior year.  The overall net decrease in the three and six months ended June 30, 2011 is primarily attributable to lower personnel costs at the tax servicing business attributable to efficiency improvements resulting in a 13.8% decrease in overall headcount, as well as the transfer of certain segment-level employees out of the group to the corporate and eliminations group, which are now treated as allocated costs to the segment. See Other Operating Expenses below.  These decreases were partially offset by higher severance costs of $1.1 million experienced primarily in our appraisal business during the second quarter of 2011.

For the default and technology solutions group, salaries and benefits totaled $20.0 million and $37.1 million for the three and six months ended June 30, 2011, respectively, an increase of $6.9 million, or 53.3%, and $10.6 million, or 40.0%, over the respective periods of the prior year.  Acquisition activity contributed to $6.4 million and $8.5 million of salaries and benefits for the three and six months ended June 30, 2011.  Excluding acquisition activity, the increase was predominantly due to increased severance totaling $1.0 million and $1.7 million for the three and six months ended June 30, 2011, as well as a 4.6%

increase in overall headcount at our default outsourcing business, due to a shift away from technology-based revenues to more personnel-dependent revenues such as real estate owned services and personnel outsourcing modules.

Other Operating Expenses

Business and information services other operating expenses were $55.6 million and $114.9 million for the three and six months ended June 30, 2011, respectively, an increase of $3.6 million, or 6.9%, and $11.0 million, or 10.6%, over the respective periods of the prior year.

The mortgage origination services group had other operating expenses of $37.0 million and $74.7 million for the three and six months ended June 30, 2011, respectively, an increase of $3.8 million, or 11.3%, and $7.9 million, or 11.8%, over the respective periods of the prior year. The increase is due primarily to higher allocated costs due to changes in the treatment of certain personnel costs referenced above, partially offset by lower claims expense at the tax service group.

The default and technology services group had other operating expenses of $18.6 million for the three months ended June 30, 2011, a decrease of $0.2 million, or 1.0%, when compared to prior year. For the six months ended June 30, 2011, other operating expenses totaled $40.2 million, an increase of $3.1 million, or 8.4%, when compared to prior year. Acquisition activity contributed $0.9 million and $4.1 million for the three and six months ended June 30, 2011. Excluding acquisition activity, the decrease was primarily due to the sale of our second lien outsourcing business.

Depreciation and Amortization

Depreciation and amortization expense for the business and information services totaled $6.6 million and $11.7 million for the three and six months ended June 30, 2011, respectively, an increase of $1.3 million, or 24.5%, and $1.0 million, 9.8%, over the respective periods of the prior year primarily due to acquisition activity in the default and technology services group.

Gain (Loss) on Investment and Other Income

Loss on investments and other income was $0.5 million for the six months ended June 30, 2011 and reflects the loss incurred on the sale of our second lien outsourcing business. This is compared to a loss of $1.2 million for the three and six months ended June 30, 2010, which was associated with the closing of one of our national joint ventures.

Equity in Earnings of Affiliates

Business and information services segment equity in earnings of affiliates totaled $8.7 million and $16.8 million for the three and six months ended June 30, 2011, respectively, a decrease of $5.6 million, or 39.1%, and $8.5 million, or 33.7%, over the prior year; the majority of which was incurred by the mortgage origination services group. Declines in loan origination activity and the closure by a major joint venture customer of an origination division that focused on Federal Housing Administration loans were the primary drivers of the decrease in 2011 compared to 2010. In addition, the rerouting of appraisals and broker price opinions to a third-party entity also contributed to the decline.. Equity in earnings of affiliates is not a meaningful balance for the default and technology services group.

Corporate and Eliminations

	For Three Months Ended				For Six Months Ended
(in thousands, except percentages)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010	$ Change	% Change
Operating revenues	$(3,405)	$(5,151)	$1,746	(33.9)%	$(8,960)	$(4,842)	$(4,118)	85.0%
External cost of revenues	538	1,171	(633)	(54.1)%	925	1,442	(517)	(35.9)%
Salaries and benefits	42,972	33,817	9,155	27.1%	90,304	80,507	9,797	12.2%
Other operating expenses	(18,943)	(2,188)	(16,755)	765.8%	(48,705)	(14,077)	(34,628)	246.0%
Depreciation and amortization	4,770	7,515	(2,745)	(36.5)%	9,617	13,166	(3,549)	(27.0)%
Total operating expenses	29,337	40,315	(10,978)	(27.2)%	52,141	81,038	(28,897)	(35.7)%
Loss from operations	(32,742)	(45,466)	12,724	(28.0)%	(61,101)	(85,880)	24,779	(28.9)%
Total interest expense, net	(22,548)	(8,797)	(13,751)	156.3%	(31,616)	(14,253)	(17,363)	121.8%
Gain/(loss) on investment and other income	59,951	(4,304)	64,255	(1,492.9)%	66,477	(2,267)	68,744	(3,032.4)%
Income/(loss) from continuing operations before income taxes	4,661	(58,567)	63,228	(108.0)%	(26,240)	(102,400)	76,160	(74.4)%
Provision for income taxes	16,792	11,047	5,745	52.0%	51,691	13,959	37,732	270.3%
Loss from continuing before equity in earnings of affiliates	(12,131)	(69,614)	57,483	(82.6)%	(77,931)	(116,359)	38,428	(33.0)%
Equity in losses of affiliates, net	(3,759)	(5,940)	2,181	(36.7)%	(7,913)	(10,934)	3,021	(27.6)%
Loss from continuing operations	$(15,890)	$(75,554)	$59,664	(79.0)%	$(85,844)	$(127,293)	$41,449	(32.6)%

Loss from continuing operations	$(15,890)	$(75,554)	$59,664	(79.0)%	$(85,844)	$(127,293)	$41,449	(32.6)%
Depreciation and amortization	4,770	7,515	(2,745)	(36.5)%	9,617	13,166	(3,549)	(27.0)%
Provision for income taxes	16,792	11,047	5,745	52.0%	51,691	13,959	37,732	270.3%
Total interest expense, net	22,548	8,797	13,751	156.3%	31,616	14,253	17,363	121.8%
EBITDA	$28,220	$(48,195)	$76,415	(158.6)%	$7,080	$(85,915)	$92,995	(108.2)%

Operating Revenues

Operating revenues for the corporate and eliminations group totaled $(3.4) million and $(9.0) million for the three and six months ended June 30, 2011, respectively. The change for the three months ended June 30, 2011 primarily relates to decreased levels of inter-segment revenue eliminations relative to prior year. The change for the six months ended June 30, 2011 primarily relates to the release of $3.4 million in purchase accounting reserves to revenue in the prior year.

External Cost of Revenues

Corporate and eliminations group's external cost of revenues was not a meaningful balance for the three and six months ended June 30, 2011.

Salaries and Benefits

Corporate salaries and benefits totaled $43.0 million and $90.3 million for the three and six months ended June 30, 2011, respectively. The increase of $9.2 million, or 27.1%, and $9.8 million, or 12.2%, for the three and six months ended June 30, 2011, respectively, was primarily due to headcount increases for our stand-alone public company infrastructure and transfers of segment level employees effective January 1, 2011 to our shared services corporate functions. See Other Operating Expenses below. In addition, employee benefit expenses increased $4.6 million and $2.9 million for the three and six months ended June 30, 2011, respectively, related to net losses on employee deferred compensation plan assets in the respective periods of the prior year.

Other Operating Expenses

Corporate had other operating expenses of $(18.9) million and $(48.7) million for the three and six months ended June 30, 2011, respectively, representing a decrease of $16.8 million, or 765.8%, and $34.6 million, or 246.0%, when compared with the respective periods of the prior year. Other operating expenses includes eliminations for internal cost of sales between our business segments and expense allocations to our business segments for various shared service costs such as executive management and technology infrastructure cost. The decrease in other operating expenses was largely attributed to Separation-related expenses totaling approximately $12.7 million and $31.4 million for the three and six months ended June 30, 2010, respectively. In addition, other operating expenses decreased due to increased allocations to our segments as a result of the transfer of segment level employees to the corporate and eliminations group effective January 1, 2011 (such expenses are then allocated out to our operating segments).

Depreciation and Amortization

Depreciation and amortization expense decreased $2.7 million, or 36.5%, and $3.5 million, or 27.0%, for the three and six months ended June 30, 2011, respectively, primarily due to the write-off of certain other deferred assets in 2010 that were no longer deemed useful following the Separation in June 2010.

Total Interest Expense, net

Net interest expense was $22.5 million and $31.6 million for the three and six months ended June 30, 2011, respectively, an increase of $13.8 million, or 156.3%, and $17.4 million, or 121.8%, when compared to the three and six months ended June 30, 2010. The increase in net interest expense is primarily due to the write-off of deferred financing costs in the amount of $10.2 million associated with our prior credit facility and higher average outstanding debt balance as a result of our new Credit Agreement and the issuance of the Notes in 2011.

Gain (Loss) on Investments and Other Income

Gain (loss) on investments and other income was $60.0 million and $66.5 million for the three and six months ended June 30, 2011, respectively, an increase of $64.3 million and $68.7 million when compared to the three and six months ended June 30, 2010. The increase in investment gains is primarily due a $58.9 million step-up of our initial investment in RP Data to fair value following our acquisition of the remaining outstanding shares in May 2011.

Equity in Losses of Affiliates

Corporate and eliminations group equity in losses of affiliates decreased $2.2 million, or 36.7%, and $3.0 million, or 27.6%, in the three and six months ended June 30, 2011 when compared to prior year. The corporate and eliminations group records income tax expense on the earnings from our investment in affiliates. The 2011 decrease is primarily attributable to reduced income tax expense based on lower earnings in affiliates contained in our operating segments.

Income Taxes

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 39.2% and 54.2% for the three and six months ended June 30, 2011, respectively, and 92.1% and 50.9% respectively, for the same periods of the prior year. The change in the effective rate is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, the approximately $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment, and non-deductible transaction costs incurred in connection with the Separation during the quarter ended June 30, 2010. Effective January 1, 2011, income from the former partnership is wholly attributable to CoreLogic and income taxes are provided on all of the income generated in the second quarter of 2011. Income taxes included in equity in earnings of affiliates were $3.8 million and $5.6 million for the three months ended June 30, 2011 and 2010. Income taxes included in equity in earnings of affiliates were $8.0 million and $10.6 million for the six months ended June 30, 2011 and 2010.  For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and elimination group in the equity in earnings in affiliates.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2011 totaled $170.9 million, a decrease of $276.3 million from December 31, 2010. The decrease was primarily due to cash paid for acquisitions and cash paid for investments in affiliates, and cash used for share repurchases. The uses were partially offset by positive cash flow from operations, cash proceeds from the issuance of senior notes in a private placement, and cash proceeds from the sale of investments.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at June 30, 2011 we had $55.7 million held in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We currently plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $24.0 million at June 30, 2011 and $21.1 million December 31, 2010, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $41.5 million and $10.9 million during the six months ended June 30, 2011 and 2010, respectively. The increase in cash provided by operating activities was primarily due to improved working capital.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $269.9 million and $181.0 million during the six months ended June 30, 2011 and 2010, respectively.

Cash used in investing activities during 2011 was primarily related to the acquisition of the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011, the acquisition of Dorado for $31.6 million in cash in March 2011, the investment in STARS for $20.0 million in cash in March 2011, and $157.2 million used to acquire the remaining interest in RP Data in May 2011. The increase was offset by proceeds from the sale of our investment in DealerTrack for $53.8 million.

In addition, we invested cash for property and equipment of $25.5 million and $28.2 million for the six months ended June 30, 2011 and 2010, respectively; and made investments in capitalized data of $13.4 million and $12.1 million for the six months ended June 30, 2011 and 2010, respectively.

Financing Activities. Net cash used in financing activities was approximately $47.8 million for the six months ended June 30, 2011. Net cash provided by financing activities was $32.0 million during the six months ended June 30, 2010. During 2011, we repurchased our common stock, repaid acquisition-related notes, entered into a credit agreement and issued senior notes in a private placement, which are discussed below.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan (excluding repurchases from FAFC). For the six months ended June 30, 2011, we repurchased $176.5 million of our common stock, which includes $75.8 million for the acquisition of shares from FAFC.

In May 2011, we issued $400.0 million aggregate principal amount of senior notes in a private placement and entered into a credit agreement which provides for a $350.0 million five-year term loan facility and a $550.0 million five year revolving credit facility. Proceeds from the aforementioned senior notes and credit agreement were partially used to repay interest-bearing acquisition notes, and to repay the previous revolving line of credit and term loan facility. Net proceeds from these financing activities for the six months ended June 30, 2011 and 2010 were $153.0 million and $44.7 million, respectively.

Due to our liquid-asset position and our ability to generate cash flows from operations, management believes that our resources are sufficient to satisfy our anticipated operational cash requirements, debt service and other contractual obligations (including acquisition-related commitments) through the next twelve months.

Financing and Financing Capacity

At June 30, 2011, we had total debt outstanding of $939.1 million, compared to $720.9 million at December 31, 2010. Our significant debt instruments are described below:

Credit Agreement

On May 23, 2011, we entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

The obligations under the Credit Agreement are senior secured obligations of the Company and the guarantors. The loans under the Credit Agreement bear interest at LIBOR plus a spread ranging from 1.75% to 2.75%. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.30% and a maximum of 0.50%, depending on the Company's leverage ratio.

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.25 to 1.00; (ii) a minimum interest coverage ratio of at least 3.00 to 1.00 and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00.

The Credit Agreement also contains restrictive covenants that limit among other things, the ability of the Company and its subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale-leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates.

At June 30, 2011, we had additional borrowing capacity under the revolving lines of credit of $496.4 million, and were in compliance with the financial covenants of our loan agreements.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial notional balance of $200.0 million, with a fixed interest rate of 1.73% and amortizes quarterly by $2.5 million through March 31, 2016 with a remaining balance of $107.5 million due on May 16, 2016. Previous swaps entered in October 2010 of $348.3 million were terminated with a realized gain of $0.4 million for the three and six months ended June 30, 2011 upon full repayment of the underlying debt. For the three and six months ended June 30, 2011, unrealized gains of $3.5 million (net of $2.4 million in deferred taxes) and $2.7 million (net of $1.9 million in deferred taxes), respectively, were recognized in other comprehensive income related to the current and prior Swaps.

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due June 1, 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of the Company's existing and future direct and indirect subsidiaries that guarantee the Company's Credit Agreement. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.

The Notes are redeemable by the Company, in whole or in part on or after June 1, 2016 at a price up to 103.63% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the applicable redemption date, subject to other limitations. The Company may also redeem up to 35.0% of the original aggregate principal amount of the Notes at any time prior to June 1, 2014 with the proceeds from certain equity offerings at a price equal to 107.25% of the aggregate principal amount of the Notes, together with accrued and unpaid interest, if any, to the applicable redemption date, subject to certain other limitations. The Company may also redeem some or all of the Notes before June 1, 2016 at a redemption price equal to 100.0% of the aggregate principal amount of the Notes, plus a "make-whole premium," plus accrued and unpaid interest, if any, to the date of purchase.

Upon the occurrence of specific kinds of change of control events, holders of the Notes have the right to cause us to purchase some or all of the Notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At June 30, 2011, we were in compliance with the covenants of the Notes.

Debt Issuance Cost

In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we fully expensed $10.2 million of unamortized debt issuance costs from our extinguished bank debt facilities to interest and other expense in the accompanying consolidated statements of income for the three months ended June 30, 2011. In addition, we capitalized $21.6 million of debt issuance costs, included in other assets in the accompanying balance sheet, and will amortize these costs to interest and other expense over the term of the Notes and Credit Agreement.

Availability of Additional Liquidity

Our access to additional capital, whether from private capital sources (including financial institutions) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions, and our financial condition (including our ability to satisfy the conditions contained in our Credit Agreement and the indenture governing the Notes that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition or strength, including a significant decrease in our profitability or cash flows or a material increase in our leverage could adversely affect our ability to access these markets and/or increase our cost of borrowings. We believe that our financial resources will be sufficient to meet our operating cash needs through the next twelve months.

Liquidity and Capital Strategy

The Company strives to pursue a balanced approach to capital allocation. While we continue to preserve the capacity to pursue strategic acquisitions and execute share buy-backs under our existing share repurchase authorization, given the current market challenges, our near term priority will be to reduce our debt leverage levels.

Contractual Obligations

The following is a schedule of long-term contractual commitments, as of June 30, 2011, over the periods in which they are expected to be paid:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$50,823	$62,824	$31,640	$9,221	$154,508
Long-term debt (1)	29,628	78,317	108,393	724,932	941,270
Interest payments related to debt (2)	56,205	99,686	92,981	200,138	449,010
Total (3)	$136,656	$240,827	$233,014	$934,291	$1,544,788

(1) Includes acquisition related note payable of $15.0 million, which is non-interest bearing and discounted to $12.7 million.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(3) Excludes a net tax liability of $19.5 million related to uncertain tax positions due to uncertainty of payment period.

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see pages 30-33 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that at June 30, 2011, there had been no material changes to this information, except as set forth below.

Revenue recognition. Revenues earned by most of our products are recognized at the time of delivery or performance of service, as we have no material ongoing obligation after delivery. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Our tax service division in our business information services segment defers the tax service fee on life-of-loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends. Software-related revenue considers the applicability of multiple-element arrangement and software revenue guidance on a contract by contract basis.  In hosted-term based agreements with no contractual right for the customer to take possession of the software the provisions of multiple-element arrangement and general revenue recognition guidance is followed for revenue recognition.  For contracts where a software element exists, revenue is recognized in accordance with software revenue guidance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of June 30, 2011, we had approximately $939.1 million in long-term debt outstanding, of which approximately $403.6 million was variable interest rate debt. We have entered into Swaps, which converted the interest rate exposure on $200.0 million of our floating rate debt from variable to fixed rate. A hypothetical 1% increase or decrease in interest rates would have resulted in approximately $2.1 million change to interest expense for the six months ended June 30, 2011.

We are also subject to equity price risk related to our equity securities portfolio. At June 30, 2011, we had equity securities with a cost and fair value of $36.2 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 13 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

 Risks Related to Our Business

1.    We depend on our ability to access data from external sources to maintain and grow our businesses. If we are unable to access needed data from these sources, the quality and availability of our products and services may be harmed, which could have a material adverse impact on our business, financial condition, and results of operations.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers and various government and public record sources. Our data sources could withdraw their data from us, or limit our use of their data, for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or economically unfeasible, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements with them, there is no assurance that we will obtain new agreements with other suppliers on terms favorable to us, if at all. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

2.    Failure to comply with government regulations or changes in government regulations could result in regulatory penalties or prohibit or limit our or our customers' operations or make it more burdensome to conduct such operations, which could have an adverse effect on revenues, earnings and cash flows.

Many of our and our customers' businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers' auditors and regulators. For example, since we provide a variety of key services to federally regulated financial institutions, it appears more likely that federal financial institution regulators will also seek to perform compliance examinations on various parts of our operations. Changes in the applicable regulatory environment or interpretations of existing regulations or statutes or enhanced governmental oversight of us or our customers could negatively affect our operations. These changes may compel us to increase our prices in certain situations or decrease our price in other situations, may restrict our ability to implement price increases, may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows.

In addition, the Dodd-Frank Act and the extensive regulations being promulgated thereunder materially alter consumer and financial markets regulation. The Dodd-Frank Act expands regulation of real estate appraisals, appraisal management companies, broker price opinions, or BPOs, and automated valuation models, or AVMs. We also believe it is likely that some of our activities will be subject to examination and more active oversight by the Consumer Financial Protection Bureau created by the Dodd-Frank Act.  We experienced a loss of certain customers as we were not able to agree upon mutually acceptable commercial terms, including how to address uncertainties relating to provisions of the Dodd-Frank Act. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations continue to have a negative impact on our customers, we may experience further customer losses and our business and results of operations could be negatively affected.

3.    Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.

Because our databases include certain personal, public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning the use of consumer data. We provide many types of consumer data and related services that already are subject to regulation under the Fair Credit Reporting Act, or FCRA, the Gramm-Leach-Bliley Act, or, GLBA, and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. Failure to comply with these laws by us could result in substantial regulatory penalties, litigation expense and loss of revenue. The suppliers of data to us face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Any such restrictions may reduce the quality and availability of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. We depend heavily upon computer systems located in our data centers, including our centers in Santa Ana, California and Westlake, Texas. Certain events beyond our control, including natural disasters and telecommunications failures, could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with our suppliers' ability to provide necessary data and our employees' ability to attend work and perform their responsibilities. Such interruptions and intrusions may cause a loss of customers and a loss in revenue.

6.    Declines in the mortgage and consumer credit market may materially adversely affect our business and results of operations.

A substantial portion of our revenues are affected by mortgage origination, residential real estate transaction volumes and the real estate default cycle, particularly in our mortgage origination services, risk and fraud analytics, specialty finance solutions and default and technology services groups. Projections from the Mortgage Bankers Association, Fannie Mae and Freddie Mac point to a decline in mortgage originations in 2011 compared to 2010. In addition, declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle continue to negatively affect the demand for many of our products and services. A continuation or worsening of these conditions could materially adversely affect our business, financial condition and results of operations. These conditions have also had an impact on and continue to impact, the performance and financial condition of some of our customers in many segments in which we operate. Should these parties continue to encounter material issues, those issues may lead to negative impacts on our revenue, earnings and liquidity.

7.     Increases in the size of our mortgage industry customers enhance their negotiating position with respect to pricing and terms, may decrease their need for our services, and may increase our exposure to loss or consolidation of such customers.

Many of our mortgage industry customers are increasing in size as a result of consolidation or the failure of their competitors. For example, we believe that four lenders collectively originate more than 50% of mortgage loans in the United States. As a result, we may derive a higher percentage of our revenues from a smaller base of larger customers, which would enhance the ability of these customers to negotiate more favorable terms for our products and services, including more favorable pricing. These larger customers may also begin performing internally some or all of the services we provide and, consequently, their demand for our products and services may decrease. Any of these developments could adversely affect our revenues and profitability. In addition, we are partners in several joint ventures with some of our large customers where we do not have full control of the management of the operations of the joint venture.  A decrease in earnings and dividends derived from these joint ventures could have a negative impact on our earnings and cash flow and we may not have the ability to prevent such a decrease.  Changes in our relationship with one or more of our largest customers or the loss of all or a substantial portion of the business we derive from these customers could have a material adverse effect on our business and results of operations.

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

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as software providers or suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used we may be subject to claims of infringement. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;

•	require us to redesign our applications, if feasible;

•	divert management's attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

10.    Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding debt.

We have a significant amount of indebtedness. As of June 30, 2011, our total debt is approximately $939.1 million, and we have unused commitments of approximately $496.4 million under our credit facilities.

Subject to the limitations contained in the Credit Agreement governing our credit facilities, the indenture governing the Notes and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the Notes, our credit facilities and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased rates as certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other less leveraged competitors; and

•	increasing our cost of borrowing.

11. The instruments governing our indebtedness subject us to various restrictions that could limit our operating flexibility.

The indenture governing the Notes and the Credit Agreement governing our credit facilities impose operating and financial restrictions on our activities. These restrictions include compliance with certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things:

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

These restrictions on our ability to operate our business could impact our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities that might otherwise be beneficial to us. Our failure to comply with these restrictions could result in an event of default, which, if not cured or waived, could result in the acceleration of all our debt.

12. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under our credit facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

13.     Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2011, we had approximately $939.1 million in long-term debt outstanding, of which approximately $403.6 million was variable interest rate debt. We have entered into Swaps, which converted the interest rate exposure on $200.0 million of our floating rate debt from variable to fixed rate. Assuming all revolving loans under our credit facilities are fully drawn, each quarter point change in interest rates result in a $1.8 million change in year-to-date interest expense on our indebtedness under our credit facilities.

14. We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The markets for our products and services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors, such as the credit bureaus, have substantial resources. Some have widely used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These competitors and new technologies may render our existing technology obsolete, resulting in operating inefficiencies and increased competitive pressure. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

15.    We may not successfully consummate or integrate acquisitions, which may harm our ability to develop and grow our business and operations.

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

Additionally, the obligations imposed on us to avoid certain transactions involving our capital stock and our assets in order to preserve the planned tax-free nature of the Separation may limit our ability to pursue our acquisition strategy without adversely impacting our financial condition, results of operations and cash flows.

Likewise, if we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, customers and strategic partners, distract management attention, result in control failures and otherwise disrupt our ongoing business and harm our results of operations.

16.    Our international operations and international service providers subject us to additional risks, which could have an adverse effect on our results of operations.

Over the last few years, we have reduced our costs by utilizing lower cost labor outside the U.S. in countries such as India and the Philippines. These countries are subject to relatively higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of our customers may require us to use labor based in the United States. We may not be able to pass on the increased costs of higher-priced U.S.-based labor to our customers, which ultimately could have an adverse effect on our results of operations.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or FCPA. Any violations of FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

17. We plan to further outsource various functions to third parties and these arrangements may not be successful, which may result in increased costs, or adversely affect our service levels for our customers.

We have plans to further outsource various business process and information technology services to a third party, and may outsource additional functions to third-party providers in the future. Once we enter into the contemplated outsourcing arrangement, we will rely on this third party to provide services on a timely and effective basis. Although we will periodically monitor the performance of this third party and maintain contingency plans in case this third party is unable to perform as agreed, we will not ultimately control the performance of our outsourcing partner and we may experience disruption as we transition our operations. In addition, we expect to outsource some of the services we provide for our customers. To the extent our customers object to the outsourcing of such services, we may be required to perform such services directly at a higher cost. The failure of our outsourcing partner to perform as expected or as contractually required could result in significant disruptions and costs to our operations, and to the services we provide to our customers, which could materially and adversely affect our business, customer relationships, financial condition, operating results and cash flow.

The contemplated outsourcing arrangement will subject us to a cumulative minimum commitment of approximately $324.0 million, plus applicable inflation adjustments, over the first five years, which we will be required to pay to our outsourcing partner regardless of the actual value of the service they provide. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under the outsourcing agreement.

18.    We may not be able to attract qualified management or develop current management to keep pace with company growth, which could have an adverse effect on our ability to maintain or increase our product and service offerings.

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

19.    We have substantial investments in recorded goodwill as a result of prior acquisitions and an impairment of these investments would require a write-down that would reduce our net income.

In accordance with generally accepted accounting principles or GAAP, existing goodwill is not amortized but instead is required to be assessed annually for impairment or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. In the event of significant volatility in the capital markets or a worsening of current economic conditions, we may be required to record an impairment charge, which would negatively impact our results of operations. Possible future impairment of goodwill under accounting guidance may have a material adverse effect on our business, financial condition and results of operations.

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

The Separation may lead to increased operating and other expenses, both of a non-recurring and a recurring nature, and changes to certain operations, which expenses or changes could arise pursuant to arrangements made with FAFC or the triggering of rights and obligations to other parties. In addition, the Separation may provide more competition in our business than it would have if the companies remained together. For example, FAFC has a small offering of appraisal-related services that may compete with certain of our products and services. With the exception of a noncompetition agreement related to the tax services business, there will be no prohibition on either us or FAFC competing with each other. Litigation with FAFC or other parties could also arise out of the transaction,.

3.    We are responsible for a portion of FAFC's contingent and other corporate liabilities, primarily those relating to stockholder litigation.

Under the Separation and Distribution Agreement we entered into with FAFC and related agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we and FAFC are each responsible for 50% of certain of FAC's contingent and other corporate liabilities. External costs and expenses associated with the management of these contingent and other corporate liabilities are shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any third party claims related to the Separation or the Distribution. Contingent and other corporate liabilities that relate only to the information solutions business were generally allocated to us and those that relate only to the financial services business were generally allocated to FAFC.

If FAFC were to default on a payment obligation related to these liabilities, we may be required to pay the amount in default. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of the agreed-upon share of the contingent and other corporate liabilities, including associated expenses.

4.    We share responsibility with FAFC for certain income tax liabilities for tax periods prior to and including the date of the Distribution.

Under the Tax Sharing Agreement, we are generally responsible for taxes attributable to members of the information solutions group of companies or the assets, liabilities or businesses of the information group of companies and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies or the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from adjustments to prior year (or partial year with respect to 2010) consolidated tax returns will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

5.    If the Distribution or certain internal transactions undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and FAFC will incur significant U.S. federal income tax liabilities.

In connection with the Separation we received a private letter ruling from the IRS to the effect that, among other things, certain internal transactions undertaken in anticipation of the Separation will qualify for favorable treatment under the Code, the contribution by us of certain assets of the financial services businesses to FAFC, and the pro-rata distribution to our shareholders of the common stock of FAFC will, except for cash received in lieu of fractional shares, qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, we received opinions of tax counsel to similar effect. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from us and FAFC regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinions that were not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or FAFC after the Separation.

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

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve for U.S. federal income tax purposes the tax-free nature of the Distribution by FAC. Even if the Distribution otherwise qualified for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to us under Section 355(e) of the Code if 50% or more, by vote or value, of our common stock or FAFC's common stock are acquired or issued as part of a plan or series of related transactions that includes the Distribution. For this purpose, any acquisitions or issuances of shares of FAC's common stock within two years before the Distribution, and any acquisitions or issuances of our common stock or FAFC's common stock within two years after the Distribution generally are presumed to be part of such a plan, although FAFC or we may be able to rebut that presumption.

Prior to the Distribution, FAC issued to FAFC and FAFC's principal title insurance subsidiary a total of approximately 13 million shares of common stock, which represented approximately 11% of FAC's shares outstanding at the time of the issuance. In addition, in November 2009 FAC issued approximately 9.5 million shares of common stock in connection with its acquisition of the minority interest shares of its then publicly traded subsidiary, First Advantage Corporation. This represented approximately 9% of FAC's shares currently outstanding. Both of these issuances could count towards the 50% limitation, which could hinder our ability to issue additional shares during the two year period following the Distribution. If an acquisition or issuance of our common stock or FAFC's common stock triggers the application of Section 355(e) of the Code, we would recognize taxable gain for which FAF could be wholly or partially liable as described above.

Under the Tax Sharing Agreement, there are restrictions on our ability and FAFC's ability to take actions that could cause the Distribution to fail to qualify as a tax-free transaction, including redemption of equity securities, a sale or other disposition of a substantial portion of assets, and an acquisition of a business or assets with equity securities. These restrictions will apply for 25 months following the Distribution, unless the party seeking to engage in such activity obtains the consent of the other party or obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized firm that such action will not cause the Distribution to fail to qualify as a tax-free transaction, and such letter ruling or opinion, as the case may be, is acceptable to each party.

Moreover, the Tax Sharing Agreement generally provides that each party thereto is responsible for any taxes imposed on the other party as a result of the failure of the distribution to qualify as a tax-free transaction under the Code if such failure is attributable to post-Distribution actions taken by or in respect of the responsible party or its stockholders, regardless of when the actions occur after the Distribution, the other party consents to such actions or such party obtains a favorable letter ruling or opinion of tax counsel as described above. For example, we would be responsible for a third party's acquisition of us at a time and in a manner that would cause a failure of the Distribution to qualify as a tax-free transaction under the Code. These restrictions may prevent us from entering into transactions which might be advantageous to our stockholders.

8.    If there are substantial sales of our common stock, our stock price could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive.

Pursuant to the private letter ruling received from the IRS in connection with the Separation, FAFC and its wholly-owned subsidiary First American Title Insurance Company (“FATICO”) will be required, respectively, to dispose of the retained shares of our common stock by June 1, 2015. As a result, FAFC and FATICO, respectively, may be required to sell some or all of its retained shares of our common stock at a time when it might not otherwise choose to do so. Furthermore, any such disposition by FAFC or FATICO, respectively, of its shares of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock. On April 11, 2011, we repurchased 4 million shares of our common stock from FATICO for an aggregate cash purchase price of $75.8 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2011, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of our common shares which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to our stock repurchase plan initially approved by the Board of Directors and announced by us on May 18, 2004, which was amended to add additional amounts to the repurchase authorization as subsequently amended on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments. The stock repurchase plan has no expiration date.  Under this plan, we may repurchase up to $800 million shares of our common stock. During the quarter ended June 30, 2011, we repurchased 4.7 million shares under this plan and cumulatively we have repurchased $571.6 million (including commissions) shares of our common stock and had the authority to repurchase an additional $228.4 million (including commissions) of shares of our common stock under the plan as of June 30, 2011.

On November 4, 2010, we announced our intention to repurchase $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan. As of June 30, 2011, we completed the repurchase of $100.7 million of our common stock. In addition, we repurchased $75.8 million of common stock from FAFC. Under our May 2011 Credit Agreement, we have $100.0 million of stock repurchase capacity per fiscal year. While we continue to preserve the capacity to execute share buy-backs under our existing share repurchase authorization, given the current market challenges, our near term priority will be to reduce our debt leverage levels.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2011	6,214,436	$18.69	2,214,436	$273,728,530.16
May 1 to May 31, 2011	2,469,828	$18.34	2,469,828	$228,431,884.64
June 1 to June 30, 2011	—	$—	—	$228,431,884.64
Total	8,684,264	$18.59	4,684,264

Item 3.  Removed and Reserved.

Item 4.  Removed and Reserved.

Item  5.  Removed and Reserved.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Senior Vice President, Controller
(Principal Financial Officer)
Date:	August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description
4.1
Senior Notes Indenture, dated May 20, 2011, among CoreLogic, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011)

4.2
Registration Rights Agreement, dated May 20, 2011, by and among CoreLogic, Inc., the guarantors identified therein, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Capital, Inc., SunTrust Robinson Humphrey, Inc., U.S. Bancorp Investments, Inc., Comerica Securities, Inc. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.2 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011)

4.3
Credit Agreement, dated May 23, 2011, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.3 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011)

10.1	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.1 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011) *

10.2
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.3 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011) *

10.3
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (incorporated by reference to Exhibit 10.4 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011) *

10.4	Form of Notice of Option Grant and Option Award Agreement (Employee) (incorporated by reference to Exhibit 10.5 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011) *

10.5
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (incorporated by reference to Exhibit 10.6 to CoreLogic, Inc.'s Current Report on Form 8-K filed on May 25, 2011) *

10.6	Dorado Network Systems Corporation 2011 Restricted Stock Unit Plan (incorporated by reference to Exhibit 4.3 to CoreLogic, Inc.'s Registration Statement on Form S-8 filed on May 20, 2011) *

10.7	CoreLogic, Inc.'s 2011 Performance Incentive Plan (incorporated by reference to Exhibit A to CoreLogic, Inc.'s Proxy Statement filed on April 18, 2011) *

10.8
Reseller Service Agreement, dated April 26, 2011, between CoreLogic, Inc. and Trans Union LLC (incorporated by reference to Exhibit 10.5 to CoreLogic, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.9
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (incorporated by reference to Exhibit 10.6 to CoreLogic, Inc.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2011) *

10.10	Employment Agreement, dated May 3, 2011, bewteen CoreLogic, Inc. and George S. Livermore * ✓

10.11	Employment Agreement, dated May 3, 2011, bewteen CoreLogic, Inc. and Barry M. Sando * ✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

✓	Included in this filing
*	Management contract or compensatory plan or arrangement