Form 10-Q
period 2011-09-30
CORELOGIC, INC.
filed 2011-11-04
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 1, 2011, there were 106,487,261 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

Items 3 and 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except per share value)	September 30,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$138,668	$426,212
Marketable securities	34,970	75,221
Accounts receivable (less allowance for doubtful accounts of $15,437 and $12,314 in 2011 and 2010, respectively)	215,205	176,413
Prepaid expenses and other current assets	54,715	42,793
Income tax receivable	61,510	30,587
Deferred tax asset, current	28,157	13,150
Due from FAFC, net	581	—
Assets of discontinued operations	76,111	262,275
Total current assets	609,917	1,026,651
Property and equipment, net	231,294	197,426
Goodwill, net	1,468,663	1,289,888
Other intangible assets, net	170,408	109,850
Capitalized data and database costs, net	298,887	211,331
Investment in affiliates	143,850	165,709
Deferred income tax assets, long-term	28,361	33,548
Restricted cash	20,924	21,095
Other assets	149,800	180,882
Total assets	$3,122,104	$3,236,380
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$151,763	$123,936
Accrued salaries and benefits	60,629	76,212
Income taxes payable	4,288	—
Deferred revenue, current	200,505	186,031
Mandatorily redeemable noncontrolling interests	—	72,000
Current portion of long-term debt	62,482	233,452
Due to FAFC, net	—	18,097
Liabilities of discontinued operations	42,505	40,162
Total current liabilities	522,172	749,890
Long-term debt, net of current	848,616	487,437
Deferred revenue, net of current	335,322	350,827
Deferred income tax liabilities, long term	10,279	—
Other liabilities	136,908	101,531
Total liabilities	1,853,297	1,689,685

Equity:
CoreLogic, Inc.'s (CoreLogic) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 106,481 and 115,499 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	1,052,587	1,229,806
Retained earnings	246,140	298,590
Accumulated other comprehensive (loss)/income	(32,384)	15,943
Total CoreLogic's stockholders' equity	1,266,344	1,544,340
Noncontrolling interests	2,463	2,355
Total equity	1,268,807	1,546,695
Total liabilities and equity	$3,122,104	$3,236,380

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Operating revenues	$348,446	$330,146	$993,149	$964,910
External cost of revenues	78,178	76,543	211,457	214,713
Salaries and benefits	131,523	133,812	414,545	406,097
Other operating expenses	76,061	50,604	209,739	191,418
Depreciation and amortization	34,844	23,495	84,160	72,198
Total operating expenses	320,606	284,454	919,901	884,426
Income from continuing operations	27,840	45,692	73,248	80,484
Interest income/(expense), net:
Interest income	817	1,541	4,005	2,829
Interest expense	(15,236)	(8,956)	(47,783)	(25,325)
Total interest expense, net	(14,419)	(7,415)	(43,778)	(22,496)
(Loss)/gain on investment and other income	(4,118)	2,072	86,783	(659)
Income from continuing operations before equity in earnings of affiliates and income taxes	9,303	40,349	116,253	57,329
Provision/(benefit) for income taxes	20,535	(5,580)	76,829	4,193
(Loss)/income from continuing operations before equity in earnings of affiliates	(11,232)	45,929	39,424	53,136
Equity in earnings of affiliates, net of tax	8,340	13,507	20,393	29,593
(Loss)/income from continuing operations	(2,892)	59,436	59,817	82,729
Loss from discontinued operations, net of tax	(104,220)	(142,479)	(111,125)	(93,688)
Net loss	(107,112)	(83,043)	(51,308)	(10,959)
Less: Net income attributable to noncontrolling interests	78	10,372	1,142	28,629
Net loss attributable to CoreLogic	$(107,190)	$(93,415)	$(52,450)	$(39,588)
Amounts attributable to CoreLogic stockholders:
(Loss)/income from continuing operations	$(2,970)	$49,064	$58,675	$54,100
Loss from discontinued operations, net of tax	(104,220)	(142,479)	(111,125)	(93,688)
Net loss	$(107,190)	$(93,415)	$(52,450)	$(39,588)
Basic (loss)/income per share:
(Loss)/income from continuing operations attributable to CoreLogic stockholders	$(0.03)	$0.42	$0.53	$0.49
Loss from discontinued operations attributable to CoreLogic stockholders, net of tax	(0.98)	(1.22)	(1.01)	(0.85)
Net loss attributable to CoreLogic	$(1.01)	$(0.80)	$(0.48)	$(0.36)
Diluted (loss)/income per share:
(Loss)/income from continuing operations attributable to CoreLogic stockholders	$(0.03)	$0.42	$0.53	$0.49
Loss from discontinued operations attributable to Corelogic stockholders, net of tax	(0.98)	(1.22)	(1.01)	(0.85)
Net (loss)/income attributable to CoreLogic	$(1.01)	$(0.80)	$(0.48)	$(0.36)
Weighted-average common shares outstanding:
Basic	106,414	116,991	109,993	109,800
Diluted	106,414	117,829	110,591	110,669

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net loss attributable to CoreLogic	$(107,190)	$(93,415)	$(52,450)	$(39,588)
Other comprehensive (loss)/income, net of tax:
Unrealized (loss)/gain on marketable securities	(760)	1,754	(853)	(2,606)
Unrealized loss on interest rate swap	(3,165)	—	(5,869)	—
Foreign currency translation adjustments	(27,789)	469	(26,498)	(413)
Supplemental benefit plans (loss)/income adjustment	(7)	99	(85)	(308)
Investment gain reclassified to net loss	—	—	(15,022)	—
Total other comprehensive (loss)/income, net of tax	(31,721)	2,322	(48,327)	(3,327)
Comprehensive loss	(138,911)	(91,093)	(100,777)	(42,915)
Less: Comprehensive loss/(income) attributable to the noncontrolling interests	—	6	—	(6)
Comprehensive loss attributable to CoreLogic	$(138,911)	$(91,099)	$(100,777)	$(42,909)

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(51,308)	$(10,959)
Less: Loss from discontinued operations	(111,125)	(93,688)
Income from continuing operations	59,817	82,729
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	84,160	72,198
Provision for bad debt and claim losses	19,163	18,590
Share-based compensation	9,523	11,547
Equity in earnings of affiliates, net of taxes	(20,393)	(29,593)
Loss on early extinguishment of debt	10,190	—
Deferred income tax	1,352	(30,046)
Net realized investment (gains)/losses and other income	(86,783)	659
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,403)	(18,795)
Prepaid expenses and other current assets	(20,596)	229
Accounts payable and accrued expenses	(14,071)	(2,672)
Deferred revenue	(23,935)	(30,922)
Due to/from FAFC	(18,678)	9,108
Income taxes	62,063	2,949
Dividends received from investments in affiliates	35,215	43,991
Other assets and other liabilities	(9,748)	(33,138)
Net cash provided by operating activities - continuing operations	69,876	96,834
Net cash (used in)/provided by operating activities - discontinued operations	(14,051)	1,442
Total cash provided by operating activities	$55,825	$98,276
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	(72,000)	(72,000)
Purchase of subsidiary shares from and other decreases in noncontrolling interests	—	(5,617)
Purchases of capitalized data and other intangible assets	(19,874)	(18,361)
Purchases of property and equipment	(33,558)	(45,734)
Cash paid for acquisitions, net of cash acquired	(214,214)	(90)
Purchases of investments	(26,898)	(21,819)
Proceeds from maturities of debt securities	—	298
Proceeds from sale of foreign subsidiary, net of cash on hand and other adjustments	22,754	—
Proceeds from sale of property and equipment	389	—
Proceeds from sale of investments	53,847	26,386
Change in restricted cash	2,616	(21,095)
Net cash used in investing activities - continuing operations	(286,938)	(158,032)
Net cash used in investing activities - discontinued operations	(4,380)	(68,550)
Total cash used in investing activities	$(291,318)	$(226,582)
Cash flows from financing activities:
Proceeds from long-term debt	857,985	634,366
Debt issuance costs	(22,080)	(14,776)
Repayment of long-term debt	(727,699)	(696,155)
Proceeds from issuance of stock related to stock options and employee benefit plans	2,425	7,375
Share repurchases	(176,512)	—
Distribution to noncontrolling interests	(4,835)	(18,719)
Cash dividends	—	(22,657)
Tax benefit related to stock options	234	3,160
Net cash used in financing activities - continuing operations	(70,482)	(107,406)
Net cash provided by financing activities - discontinued operations	70	29,721
Total cash used in financing activities	$(70,412)	$(77,685)
Net decrease in cash and cash equivalents	(305,905)	(205,991)
Cash and cash equivalents at beginning of period	426,212	459,520

Change in cash and cash equivalents - discontinued operations	18,361	29,997
Cash and cash equivalents at end of period	$138,668	$283,526
Supplemental disclosures of cash flow information:
Cash paid for interest	$54,161	$33,540
Cash paid for income taxes	$35,053	$32,473
Cash refunds from income taxes	$7,302	$31,019
Non-cash financing activities:
Distribution to stockholders of First American Financial Corporation ("FAFC")	$—	$1,661,443
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$(3,800)	$11,336
Non-cash investing activities:
Note payable issued for the acquisition of investment in affiliate	$12,700	$—

See notes to condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests (1)	Total
Balance at December 31, 2010	115,499	$1	$1,229,806	$298,590	$15,943	$2,355	$1,546,695
Net loss for the nine months ended September 30, 2011				(52,450)		653	(51,797)
Shares issued in connection with share-based compensation	498	—	2,425	—	—	—	2,425
Share-based compensation	—	—	9,600	—	—	—	9,600
Share repurchases	(9,516)		(176,512)				(176,512)
Distributions to noncontrolling interests						(545)	(545)
Adjust redeemable noncontrolling interests to redemption value	—	—	(3,800)	—	—	—	(3,800)
Income tax indemnification adjustment related to Spin-off distribution of FAFC			(8,932)				(8,932)
Other comprehensive loss	—	—	—	—	(48,327)	—	(48,327)
Balance at September 30, 2011	106,481	$1	$1,052,587	$246,140	$(32,384)	$2,463	$1,268,807

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

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain prior year amounts have been classified to conform to the current year presentation and to correct errors in classification. Previously presented prior period financial statements have been revised to present the discontinued operations classification of our marketing services, consumer services, transportation services and appraisal management businesses described in Note 15 - Discontinued Operations. Further, the Condensed Consolidated Balance Sheet as of December 31, 2010 has been revised to correct the classification of $21.1 million in restricted cash from current assets to non-current assets and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 has been revised to correct the classification of $14.8 million in debt issuance costs from an operating activity to a financing activity. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

To effect the Separation, the Company and FAFC entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC’s assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a tax sharing agreement (the "Tax Sharing Agreement") as described in Note 7 – Income Taxes. The Company and FAFC also entered into a Restrictive Covenants Agreement pursuant to which FAFC is restricted in certain respects from competing with the Company in our tax services business within the United States for a period of ten years from the date of the Separation.  In addition, CoreLogic issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities, which was fully paid as of September 30, 2011. See further discussion at Note 16 - Transactions with FAFC.

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

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities. There were no amounts recorded for FAFC liabilities at September 30, 2011.

As part of the Distribution, on May 26, 2010, we issued approximately $250.0 million of shares of our common stock, or 12,933,265 shares, to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011. See further discussion at Note 16 - Transactions with FAFC .

We have included all of the corporate costs of FAC up to the Separation date in our condensed consolidated statement of income. For the nine month period ended September 30, 2010, those net expenses totaled approximately $69.0 million.

In connection with the Separation, we reorganized our reportable segments into three reportable segments to be consistent with how we view and operate our businesses. On December 30, 2010, we completed the sale of our employer and litigation services businesses and as a result we currently have two reportable segments. During the first quarter of 2011, we changed the management oversight for our marketing services group and moved it from the corporate and eliminations group and into the specialty finance component of our data and analytics segment. Prior period financial results have been recast to conform to this presentation.  See Note 17 – Segment Information.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the testing of goodwill for impairment. The guidance provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued updated guidance related to the presentation of comprehensive income. The guidance provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective for annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year. Management does not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

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

Note 2 – Investment in Affiliates

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. The investment is carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since acquisition. We record equity in earnings of affiliates net of tax. For the three and nine months ended September 30, 2011, income tax expense of $5.6 million and $13.6 million, respectively, was recorded on these earnings and for the same periods of the prior year income tax expense of $9.0 million and $19.5 million, respectively, was recorded on these earnings.

One of our subsidiaries owns a 50.1% interest in a joint venture that provides products and services used in connection with loan originations. This investment in an affiliate contributed 85% and 86.9% of our total equity in earnings of affiliates, net of tax, for the three and nine months ended September 30, 2011, respectively. This investment in an affiliate contributed 82.6% and 91.5% of our total equity in earnings of affiliates, net of tax, for the three and nine months ended September 30, 2010, respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Statement of operations
Net revenues	$105,187	$131,994	$279,500	$347,703
Expenses	81,429	94,552	220,055	257,066
Income before income taxes	$23,758	$37,442	$59,445	$90,637
Net income	$23,582	$37,130	$58,974	$90,030
CoreLogic equity in earnings of affiliate	$11,815	$18,603	$29,546	$45,105

In March 2011, we acquired a 50.1% interest in Speedy Title & Appraisal Review Services LLC ("STARS") for $35.0 million, consisting of an initial cash payment of $20.0 million and a deferred purchase price of $15.0 million payable in three installments of $5.0 million (due on the first, third, and fifth anniversaries of the initial closing), which is non-interest bearing and was discounted to $12.7 million as of March 31, 2011. See Note 6 - Long-Term Debt. We have recorded $30.8 million of basis difference between the purchase price and our interest in the net assets of STARS, which is comprised of an indefinite-lived component of $9.7 million and a finite-lived component of $21.1 million with an estimated weighted average life of 9.3 years. The basis difference is classified as part of the investment in affiliates. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in STARS; thus we account for our investment in STARS under the equity method of accounting.

In March and May 2011, we completed our acquisitions of the remaining controlling interest in Dorado Network Systems ("Dorado") and RP Data Limited ("RP Data"), respectively. For Dorado, a loss was previously recognized in the fourth quarter of 2010 and there was no further gain or loss on the acquisition of the controlling interest in 2011. For RP Data, we recorded an investment gain of approximately $58.9 million during the second quarter of 2011. Prior to our acquisition of these controlling interests, we accounted for our investments in Dorado and RP Data using the equity method. See Note 11 - Acquisitions for more information.

On September 22, 2011, we received a notice of intent from Veros Software, Inc. to exercise its option to purchase all of our membership interest in Veros Real Estate Solution, LLC. Although, as of September 30, 2011, we had not yet finalized the sale of the membership interest, the exercise value was below the net book value of our membership interest and we recorded an impairment charge of $0.8 million for the three and nine months ended September 30, 2011. In October 2011, we completed the sale of our interest and received proceeds of $8.0 million.

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
Marketable securities consist of the following:

	September 30,	December 31,
(in thousands)	2011	2010
Non-agency mortgage-backed and asset-backed securities	$—	$1,791
Total investments in debt securities	—	1,791

Common stock	13,948	51,255
Preferred stock	21,022	22,175
Total investments in equity securities	34,970	73,430
Total marketable securities	$34,970	$75,221

Sales of debt and equity securities resulted in a realized gain of $24.9 million for the nine months ended September 30, 2011. There were no realized gains or losses for the three months ended September 30, 2011. Sales of debt and equity securities resulted in a realized loss of $0.1 million and a realized gain of $0.4 million for the three and nine months ended September 30, 2010, respectively.

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reportable segment, for the nine months ended September 30, 2011, is as follows:

(in thousands)	Data and Analytics	Business and Information Services	Consolidated
Balance at December 31, 2010
Goodwill	$603,516	$693,897	$1,297,413
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	$602,916	$686,972	$1,289,888
Acquisitions	176,231	18,898	195,129
Translation adjustments	(16,354)	—	(16,354)
Balance at September 30, 2011
Goodwill, net	$762,793	$705,870	$1,468,663

After the Separation, our reporting units consisted of mortgage origination services, default and technology services, specialty finance solutions, risk and fraud analytics, employer services, litigation services and marketing services. After the sale of the employer and litigation services businesses and the closure of our marketing services business, our reporting units, for purposes of applying the provisions of accounting guidance related to goodwill, are risk and fraud analytics, specialty finance solutions, mortgage origination services and default and technology services.

During the nine months ended September 30, 2011, we recorded $18.9 million of goodwill in connection with our acquisition of the remaining interest in Dorado in March 2011, $162.7 million of goodwill in connection with our acquisition of the remaining interest in RP Data in May 2011 and $13.5 million in connection with our acquisition of Tarasoft Corporation ("Tarasoft") in September 2011. We have reclassified $31.8 million and $155.1 million of goodwill, net, to assets of discontinued operations as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, we closed our marketing services reporting unit (Leadclick), which resulted in a $123.3 million non-cash impairment charge as a component of loss from discontinued operations, net of tax. Our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter; using September 30 as our valuation date. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to weak market demand, the market price of our common stock declined during the quarter ended September 30, 2011, and therefore we performed an interim goodwill impairment analysis as of August 31, 2011. Based on the analysis, we noted no risk of impairment of any other reporting unit, other than in the marketing services reporting unit as discussed above.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flow for the period from 2011 to 2019; (b) an average discount rate of 12.0%, which was based on management's best estimate of the after-tax weighted average cost of capital; and (c) a 19% control premium. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Note 5 – Other Intangible Assets, net

Other intangible assets consist of the following:

	September 30,	December 31,
(in thousands)	2011	2010
Customer lists	$274,156	$209,004
Noncompete agreements	7,960	8,033
Trade names and licenses	23,251	9,543
Other	521	—
	305,888	226,580
Less accumulated amortization	(135,480)	(116,730)
Other identifiable intangible assets, net	$170,408	$109,850

Amortization expense for finite-lived intangible assets was $8.3 million and $4.8 million for the three months ended September 30, 2011 and 2010, respectively and $19.3 million and $14.9 million for the nine months ended September 30, 2011 and 2010, respectively. We have reclassified $2.8 million and $22.8 million of other intangible assets, net, to assets of discontinued operations as of September 30, 2011 and December 31, 2010, respectively, and recorded a non-cash impairment charge of $18.4 million, of which $17.1 million was a component of loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2011.

Estimated amortization expense relating to finite-lived intangible asset balances as of September 30, 2011, is expected to be as follows for the next five years:

(in thousands)
Remainder of 2011	$8,247
2012	27,448
2013	25,623
2014	18,489
2015	17,049
Thereafter	73,552
$170,408

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2011	2010
Acquisition related notes:
Weighted average interest rate of 5.27% at December 31, 2010, with maturities through 2013	$—	$44,624
Non-interest bearing acquisition note due in $5 million installments March 2012, 2014 and 2016	13,039	—
Notes:
7.25% senior notes due June 2021	400,000	—
5.7% senior debentures due August 2014	1,175	1,175
7.55% senior debentures due April 2028	59,645	59,645
8.5% deferrable interest subordinated notes due April 2012	34,768	34,768
Bank debt:
Revolving line of credit borrowings due March 2016, weighted average interest rate of 6.8%	48,310	—
Term loan facility borrowings through March 2016, weighted average interest rate of 4.0%	345,625	—
Revolving line of credit borrowings due July 2012, weighted average interest rate of 3.63%, extinguished in May 2011	—	200,000
Term loan facility borrowings due April 2016, weighted average interest rate of 4.75%, extinguished in May 2011	—	348,250
Other debt:
6.52% Promissory Note due to First American Financial Corporation (See Note 15)	—	18,787
Various interest rates with maturities through 2013	8,536	13,640
Total long-term debt	911,098	720,889
Less current portion of long-term debt	62,482	233,452
Long-term debt, net of current portion	$848,616	$487,437

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

The obligations under the Credit Agreement are our and the guarantors' senior secured obligations, collateralized by a lien on substantially all of our and the guarantors' personal property assets and mortgages or deeds of trust on our and the guarantors' real property with a fair market value of $10.0 million or more (collectively, the "Collateral") and rank senior to any of our and the guarantors' unsecured indebtedness (including the Notes) to the extent of the value of the Collateral.

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

At September 30, 2011, we had borrowing capacity under the revolving lines of credit of $501.7 million, and were in compliance with the financial and restricted covenants of our loan agreements.

Acquisition-Related Notes

In March 2011, we entered into a new settlement services joint venture called STARS. Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and was discounted to $12.7 million as of March 31, 2011.

Promissory Note Due to First American

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrued interest at a rate of 6.52% annually. Interest was first due on July 1, 2010 and quarterly thereafter. The note approximated the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees. The balance outstanding on the note was $18.8 million at December 31, 2010 and was paid in full as of September 30, 2011.

Debt Issuance Costs

In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we fully expensed $10.2 million of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense in the accompanying consolidated statements of income. In addition, we capitalized $22.1 million of debt issuance costs, included in other assets in the accompanying balance sheet, and will amortize these costs to interest expense over the term of the Notes and Credit Agreement.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial balance of $200.0 million, with a fixed interest rate of 1.73% and amortizes quarterly by $2.5 million through March 31, 2016 with a remaining balance of $107.5 million due on May 16, 2016. Previous swaps entered in October 2010 of $348.3 million were terminated with a realized gain of $0.4 million for the nine months ended September 30, 2011 upon full repayment of the underlying debt.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $5.2 million at September 30, 2011 and an asset of $5.2 million at December 31, 2010, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other assets.

For the three and nine months ended September 30, 2011, unrealized losses of $3.2 million (net of $2.1 million in deferred taxes) and $5.9 million (net of $4.0 million in deferred taxes), respectively, were recognized in other comprehensive loss related to these Swaps.

It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2011, we believe the counterparties in the Swaps will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the Swaps such that the occurrence of future hedge cash flows remains probable.

Note 7 – Income Taxes

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 220.7% and 66.1% for the three and nine months ended September 30, 2011, respectively, and (13.8)% and 7.3% respectively, for the same periods of the prior year. The change in the effective rate for both periods is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, the $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment, non-deductible transaction costs incurred in connection with the Separation during the quarter ended September 30, 2010 and excess tax gain on the sale of CoreLogic Global Services Private Limited ("CoreLogic India"). Effective January 1, 2011, income from the former partnership is wholly attributable to CoreLogic and income taxes are provided on all of the income generated in the third quarter of 2011. Income taxes included in equity in earnings of affiliates were $5.6 million and $9.0 million for the three months ended September 30, 2011 and 2010. Income taxes included in equity in earnings of affiliates were $13.6 million and $19.5 million for the nine months ended September 30, 2011 and 2010.  For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and elimination group.

As of September 30, 2011, the liability for income taxes associated with uncertain tax positions was $14.0 million. This liability can be reduced by $10.4 million of offsets for amounts subject to indemnification from FAFC under the Tax Sharing Agreement, state income taxes and timing adjustments. The net amount of $3.6 million, if recognized, would favorably affect the Company's effective tax rate.

Our continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2011, we had accrued $4.3 million of interest (net of tax benefit) and penalties related to uncertain tax positions. This liability can be reduced by $3.6 million of offsets subject to indemnification from FAFC under the Tax Sharing Agreement.

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

Note 8 – (Loss)/Earnings Per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(in thousands, except per share amounts)
Numerator for basic and diluted net (loss)/income per share:
(Loss)/income from continuing operations attributable to CoreLogic stockholders	$(2,970)	$49,064	$58,675	$54,100
Loss from discontinued operations attributable to CoreLogic stockholders, net of tax	(104,220)	(142,479)	(111,125)	(93,688)
Loss attributable to CoreLogic	$(107,190)	$(93,415)	$(52,450)	$(39,588)
Denominator:
Weighted-average shares for basic (loss)/earnings per share	106,414	116,991	109,993	109,800
Dilutive effect of stock options and restricted stock units	—	838	598	869
Weighted-average shares for diluted (loss)/earnings per share	106,414	117,829	110,591	110,669
(Loss)/earnings per share
Basic:
(Loss)/income from continuing operations attributable to CoreLogic stockholders	$(0.03)	$0.42	$0.53	$0.49
Loss from discontinued operations attributable to CoreLogic stockholders, net of tax	(0.98)	(1.22)	(1.01)	(0.85)
Loss income attributable to CoreLogic per share	$(1.01)	$(0.80)	$(0.48)	$(0.36)
Diluted:
(Loss)/income from continuing operations attributable to CoreLogic stockholders	$(0.03)	$0.42	$0.53	$0.49
Loss from discontinued operations attributable to CoreLogic stockholders, net of tax	(0.98)	(1.22)	(1.01)	(0.85)
Net (loss)/income attributable to CoreLogic per share	$(1.01)	$(0.80)	$(0.48)	$(0.36)

Basic (loss)/earnings per share is computed by dividing (loss)/income available to common stockholders by the weighted average number of common shares available during the period. Diluted (loss)/earnings per share reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company’s stock incentive plans.

For the three and nine months ended September 30, 2011, 7.1 million and 5.5 million stock options and restricted stock units, respectively, were excluded from the computation of diluted (loss)/earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2010, 4.4 million and 3.8 million stock options and restricted stock units, respectively, were excluded from the computation of diluted (loss)/earnings per share due to their antidilutive effect.

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

The fair values of our financial instruments as of September 30, 2011 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$138,668	$—	$—	$138,668
Restricted cash	—	20,924	—	20,924
Equity securities	34,970	—	—	34,970
Total Financial Assets	$173,638	$20,924	$—	$194,562

Financial Liabilities:
Total debt	—	838,032	—	838,032
Total Financial Liabilities	$—	$838,032	$—	$838,032

Derivatives:
Interest rate swap agreements	$—	$(5,209)	$—	$(5,209)

The fair values of our financial instruments as of December 31, 2010 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$426,212	$—	$—	$426,212
Restricted cash	—	21,095	—	21,095
Debt securities	1,791	—	—	1,791
Equity securities	73,430	—	—	73,430
Total Financial Assets	$501,433	$21,095	$—	$522,528

Financial Liabilities:
Total debt	—	727,440	—	727,440
Total Financial Liabilities	$—	$727,440	$—	$727,440

Derivatives:
Interest rate swap agreements	$—	$5,156	$—	$5,156
Foreign currency forward purchase agreements, net	$—	$(971)	$—	$(971)

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

For the nine months ended September 30, 2011, we awarded 733,207 RSUs, of which 432,198 were performance-based restricted stock units (“PBRSUs”) with an estimated value of $12.7 million. The PBRSU awards will vest based on the attainment of certain performance goals relating to our adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and earnings per share for the year ending December 31, 2013. There was $1.6 million and $5.3 million in expense recognized for RSUs, excluding PBRSUs, in the three and nine months ended September 30, 2011, respectively.

In connection with the Separation, we awarded PBRSUs to certain key employees pursuant to the 2006 Plan, and subject to certain conditions in the grant agreement. A total of 366,154 PBRSUs were issued at an estimated value of $6.9 million. These awards will vest based on the attainment of certain performance goals relating to our adjusted EBITDA for the years ending December 31, 2011 through 2014 and 2015. There was $1.3 million and $2.2 million in expense recognized for PBRSUs in the three and nine months ended September 30, 2011, respectively.

As part of our acquisition of Dorado in March 2011, we assumed the acquired company's restricted stock unit plan and outstanding PBRSUs with an estimated value of $6.8 million. These awards will vest based on the attainment of certain performance goals relating to the acquired entity's revenues and EBITDA for the years ending December 31, 2011, 2012 and 2013.

RSU activity for the nine months ended September 30, 2011, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Nonvested restricted stock units outstanding at December 31, 2010	1,558	$18.40
Restricted stock units granted	733	$17.34
Performance stock units granted	432	$17.28
Restricted stock units forfeited	(225)	$17.63
Restricted stock units vested	(291)	$18.57
Nonvested restricted stock units outstanding at September 30, 2011	2,207	$17.86

As of September 30, 2011, there was $25.0 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSUs is based on the market value of the Company's shares on the date of grant.

In 2011 and 2010, we issued CoreLogic stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The stock options issued in 2011 generally vest equally over three years from the date of issuance and expire ten years after the date of grant. The stock options issued in 2010 generally vest equally over a four-year period (33% on the second, third, and fourth anniversaries) and expire ten years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Expected dividend yield	—%
Risk-free interest rate (1)	1.85%
Expected volatility (2)	33.10%
Expected life (3)	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

Option activity for the nine months ended September 30, 2011, is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	5,129	$21.27
Options granted	679	$16.41
Options exercised	(160)	$17.13
Options canceled	(768)	$21.63
Options outstanding at September 30, 2011	4,880	$20.68	4.8	$—
Options vested and expected to vest at September 30, 2011	4,857	$20.69	4.8	$12
Options exercisable at September 30, 2011	3,344	$22.03	2.8	$12

As of September 30, 2011, there was $7.2 million of total unrecognized compensation cost related to nonvested CoreLogic stock options that is expected to be recognized over a weighted-average period of 2.7 years.

In addition to stock options and RSUs, we had an employee stock purchase plan ("ESPP") that allowed eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each quarter. We recognized an expense in the amount equal to the discount. The ESPP was a ten year long plan and expired by its terms on August 1, 2011.

The following table sets forth the stock-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Stock options	$578	$536	$1,719	$952
Restricted stock	2,860	2,092	7,504	10,172
Employee stock purchase plan	109	—	300	423
	$3,547	$2,628	$9,523	$11,547

Total stock-based compensation expense for the nine months ended September 30, 2010 includes expense related to FAFC totaling $2.6 million.

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

In May 2011, we completed our acquisition of the remaining interest in RP Data for a cash purchase price of A$147.2 million or $157.2 million. RP Data is included as a component of the risk and fraud analytics reporting unit of the data and analytics segment. We previously held a 40.2% equity method investment in this entity and as a result of the purchase price paid and the change in control, we recognized a gain of $58.9 million on our existing investment in the second quarter of 2011. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included Level 3 inputs. We have recorded $162.7 million of goodwill, $46.7 million of of customer lists with an estimated average life of 8 years and $11.7 million of tradenames with an estimated average life of 10 years. The business combination did not have a material impact on our condensed consolidated financial statements.

We entered into forward purchase agreements totaling A$180.3 million to economically hedge a portion of the foreign currency exchange rate risk associated with the acquisition of RP Data. We recorded a gain of $1.8 million during the second quarter of 2011 when the agreements were terminated upon the closing of the acquisition in May 2011.

In September 2011, we completed our acquisition of Tarasoft, a Canadian provider of multiple listing services ("MLS"), for a cash purchase price of C$30.0 million or $30.3 million. Tarasoft is included as a component of the specialty finance solutions group of the data and analytics segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included Level 3 inputs. We have preliminarily recorded $13.5 million of goodwill, $2.7 million of customer lists with an estimated average life of 10 years, $0.4 million of tradenames with an estimated average life of 10 years and $0.2 million of noncompete agreements with an estimated average life of 5 years. We are in the process of finalizing the purchase price allocation and as a result, these allocations may change. The business combination did not have a material impact on our condensed consolidated financial statements.

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

Note 13 – Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company is responsible for insurance and taxes.

Operational Commitments

On July 26, 2011, we entered into a definitive agreement with Cognizant Technology Solutions Corporation ("Cognizant"), under which an affiliate of Cognizant acquired CoreLogic India, our India-based captive operations. The purchase price for CoreLogic India was $50.0 million. As part of the transaction, we entered into a Master Professional Services Agreement ("Services Agreement") and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-years periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments. In connection with the sale, we recorded $27.1 million of deferred gain on sale which is being recognized over the commitment period of five years.

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

In addition, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations, none of which are believed to be material at this time. We are also in litigation with governmental agencies regarding certain appraisal matters. With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, we do not believe that the ultimate resolution of these matters either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

At September 30, 2011, we have $5.4 million reserved for litigation and regulatory contingency matters.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California against CoreLogic Valuation Services, LLC, f/k/a eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates.
The FDIC complaint alleges that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans and seeks to recover losses of at least $129.0 million that WaMu allegedly suffered. The FDIC complaint asserts claims against eAppraiseIT's parent corporations, including CoreLogic, Inc., pursuant to alter ego theories of liability. On August 1, 2011, all defendants filed a Motion to Dismiss the complaint in its entirety on a number of grounds, including that the FDIC's allegations in the complaint fail to state a plausible claim. We intend to defend against these claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.
Class Action
On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against Teletrack, Inc. ("Teletrack"), one of our subsidiaries. The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorneys fees, litigation expenses and cost of suit. On September 20, 2011, we filed a Motion to Dismiss the complaint in its entirety. We intend to defend against this claim vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

Separation

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.  There were no amounts recorded at September 30, 2011.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters.  Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement.  The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case.  We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At September 30, 2011, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of FAC’s financial services business with FAFC and financial responsibility for the obligations and liabilities of FAC’s information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and any breach by such party of the Separation and Distribution Agreement.

Note 15 – Discontinued Operations

As of September 30, 2011, we closed our marketing services business (LeadClick) and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management services businesses. As a result, each of these businesses is reflected in our condensed consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been reclassified to conform to current periods.

Due to the closure of our marketing services business, we incurred total impairment charges of $139.5 million, of which $123.3 million was for goodwill, and $16.2 million was for intangibles. In addition, we incurred bad debt expense of $8.9 million for accounts receivable we deemed to be uncollectible. Finally, we incurred $1.8 million in expense to write-off various other assets and to accrue for expenses related to the closure of this business.

On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses ("ELI") to the purchaser. We also agreed to provide certain transition services to the Purchaser for up to one year following the closing. As a result of the sale, the businesses are reflected in our condensed consolidated financial statements as discontinued operations and the results of the businesses in the prior years have been reclassified to conform to the 2010 classification.

The businesses distributed as part of the Separation are presented within the condensed consolidated financial statements as discontinued operations. The net income from discontinued operations in the nine months ended September 30, 2010 includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.

Summarized below are the components of our income (loss) from discontinued operations for the three and nine months ended September 30, 2011 and 2010:

(in thousands)			Data and Analytics		Business Information
For the three months ended September 30, 2011	FAFC	ELI	Marketing	Consumer	Transportation	Appraisal	Total Discontinued Operations
Operating revenue	$—	$—	$6,431	$22,877	$16,838	$12,463	$58,609
(Loss)/income from discontinued operations before income taxes	—	—	(152,675)	(13,384)	157	(3,066)	(168,968)
Income tax expense/(benefit)	—	—	(58,300)	(5,318)	58	(1,188)	(64,748)
(Loss)/income, net of tax	—	—	(94,375)	(8,066)	99	(1,878)	(104,220)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
(Loss)/income from discontinued operations, net of tax	$—	$—	$(94,375)	$(8,066)	$99	$(1,878)	$(104,220)

For the three months ended September 30, 2010
Operating revenue	$—	$64,383	$12,873	$22,255	$17,119	$37,527	$154,157
(Loss)/income from discontinued operations before income taxes	—	(168,885)	(1,380)	3,493	411	2,777	(163,584)
Income tax expense/(benefit)	—	(23,303)	(552)	1,397	164	1,111	(21,183)
(Loss)/income, net of tax	—	(145,582)	(828)	2,096	247	1,666	(142,401)
Less: Net income attributable to noncontrolling interests	—	78	—	—	—	—	78
(Loss)/income from discontinued operations, net of tax	$—	$(145,660)	$(828)	$2,096	$247	$1,666	$(142,479)

			Data and Analytics		Business Information
For the nine months ended September 30, 2011	FAFC	ELI	Marketing	Consumer	Transportation	Appraisal	Total Discontinued Operations
Operating revenue	$—	$—	$29,399	$73,443	$51,448	$60,012	$214,302
(Loss)/income from discontinued operations before income taxes	—	—	(166,342)	(7,603)	1,210	(7,741)	(180,476)
Income tax expense/(benefit)	—	—	(63,768)	(3,004)	479	(3,058)	(69,351)
(Loss)/income, net of tax	—	—	(102,574)	(4,599)	731	(4,683)	(111,125)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
(Loss)/income from discontinued operations, net of tax	$—	$—	$(102,574)	$(4,599)	$731	$(4,683)	$(111,125)

For the nine months ended September 30, 2010
Operating revenue	$1,490,501	$172,063	$33,325	$68,143	$51,908	$110,479	$1,926,419
(Loss)/income from discontinued operations before income taxes	76,323	(170,642)	(5,070)	8,874	3,100	8,859	(78,556)
Income tax benefit	33,222	(23,975)	(2,029)	3,549	1,240	3,544	15,551
Income/(loss), net of tax	43,101	(146,667)	(3,041)	5,325	1,860	5,315	(94,107)
Less: Net loss attributable to noncontrolling interests	(419)	—	—	—	—	—	(419)
Income/(loss) from discontinued operations, net of tax	$43,520	$(146,667)	$(3,041)	$5,325	$1,860	$5,315	$(93,688)

Summarized below are certain assets and liabilities classified as discontinued operation as of September 30, 2011 and December 31, 2010:

(in thousands)			Data Analytics		Business Information
As of September 30, 2011	FAFC	ELI	Marketing	Consumer	Transportation	Appraisal	Total Discontinued Operations
Current assets	$—	$—	$7,347	$15,144	$12,225	$2,025	$36,741
Property and equipment,net	—	—	—	974	2,095	1,053	4,122
Goodwill and other identifiable intangible assets, net	—	—	—	4,709	7,551	22,252	34,512
Other assets	—	—	—	331	213	192	736
Total assets	$—	$—	$7,347	$21,158	$22,084	$25,522	$76,111

Total liabilities	$—	$—	$14,046	$12,232	$7,654	$8,573	$42,505
As of December 30, 2010
Current assets	$—	$—	$23,393	$17,674	$19,594	$8,911	$69,572
Property and equipment,net	—	—	980	9,275	2,085	1,683	14,023
Goodwill and other identifiable intangible assets, net	—	—	142,792	4,996	7,825	22,330	177,943
Other assets	—	—	—	331	213	193	737
Total assets	$—	$—	$167,165	$32,276	$29,717	$33,117	$262,275

Total liabilities	$—	$—	$11,440	$9,386	$7,332	$12,004	$40,162

Note 16 – Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the three and nine months ended September 30, 2011, the net amount of $1.7 million and $4.8 million, respectively, (reflecting services provided by us to FAFC and from FAFC to us) was recognized as a reduction of other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At September 30, 2011, no reserves were considered necessary. See further discussion at Note 14 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We recorded a receivable for these contingent tax obligations from FAFC of $52.5 million and $59.7 million as of September 30, 2011 and December 31, 2010, respectively. The liability for income taxes associated with uncertain tax positions was $14.0 million and $14.1 million as of September 30, 2011 and December 31, 2010, respectively. See further discussion at Note 7 – Income Taxes.

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

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrued interest at a rate of 6.52% annually. Interest was first due on July 1, 2010 and quarterly thereafter. The note approximated the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees. The balance outstanding on the note was $18.8 million at December 31, 2010 and was paid in full as of September 30, 2011.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million and $3.3 million for the three and nine months ended September 30, 2011 and 2010.

During the three and nine months ended September 30, 2011 and 2010, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $3.5 million and $11.6 million for the three and nine months ended September 30, 2011, respectively, and $4.6 million and $14.3 million for the three and nine months ended September 30, 2010, respectively. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $0.2 million and $3.9 million for the three and nine months ended September 30, 2011, respectively, and $3.7 million and $8.4 million for the three and nine months ended September 30, 2010.

Note 17 – Segment Information

In connection with the Separation, we reorganized our reportable segments into three reportable segments. On December 30, 2010, we completed the sale of ELI and as a result we currently have two reportable segments. During the first quarter of 2011, we changed the management oversight for our marketing services business and moved it from the corporate and eliminations group into the specialty finance component of our data and analytics segment. As of September 30, 2011, we closed our marketing services business. Furthermore, we are actively seeking the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management businesses which are all presented as discontinued operations as of September 30, 2011. Consumer services was formerly included in the specialty finance component of our data and analytics segment. Transportation services was formerly included in the default and technology services component of our business and information services segment. Appraisal management services was formerly included in the mortgage origination services component of our business and information services segment. Prior period financial results have been recast to conform to this presentation.

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

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker, and MLS products.

Our data and analytics segment includes inter-company revenues of $3.3 million and $11.2 million for the three and nine months ended September 30, 2011 compared to $2.9 million and $11.9 million for the three and nine months ended September 30, 2010. The segment also includes inter-company expenses of $5.1 million and $17.7 million for the three and nine months ended September 30, 2011 and $4.5 million and $13.8 million for the three and nine months ended September 30, 2010.

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

Our business and information services segment includes intercompany revenues of $2.3 million and $3.3 million for the three and nine months ended September 30, 2011 compared to $0.4 million and $2.9 million for the three and nine months ended September 30, 2010.  The segment also includes inter-company expenses of $8.1 million and $30.0 million for the three and nine months ended September 30, 2011 and $9.8 million and $27.1 million for the three and nine months ended September 30, 2010.

Corporate and eliminations consists primarily of investment gains and losses, corporate personnel, and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense and elimination of inter-company revenues included in the results of the reportable segments.

Selected financial information by reportable segment is as follows:

(in thousands)
For three months ended September 30, 2011	Operating Revenue	Depreciation and Amortization	Income/(Loss) From Continuing Operations	Capital Expenditures
Data and Analytics	$184,509	$23,495	$30,017	$4,288
Business and Information Services	169,587	6,891	36,915	4,463
Corporate and Eliminations	(5,650)	4,458	(69,824)	2,133
Consolidated (excluding discontinued operations)	$348,446	$34,844	$(2,892)	$10,884

For three months ended September 30, 2010
Data and Analytics	$161,185	$12,913	$38,951	$2,827
Business and Information Services	174,955	4,902	52,738	2,736
Corporate and Eliminations	(5,994)	5,680	(32,253)	9,357
Consolidated (excluding discontinued operations)	$330,146	$23,495	$59,436	$14,920

For nine months ended September 30, 2011
Data and Analytics	$514,216	$52,337	$117,655	$13,295
Business and Information Services	493,542	17,748	102,434	10,827
Corporate and Eliminations	(14,609)	14,075	(160,272)	9,436
Consolidated (excluding discontinued operations)	$993,149	$84,160	$59,817	$33,558

For nine months ended September 30, 2010
Data and Analytics	$464,374	$38,773	$99,597	$9,207
Business and Information Services	511,371	14,579	138,494	7,255
Corporate and Eliminations	(10,835)	18,846	(155,362)	29,272
Consolidated (excluding discontinued operations)	$964,910	$72,198	$82,729	$45,734

(in thousands)
Assets	September 30, 2011	December 31, 2010
Data and Analytics	$1,391,144	$1,169,766
Business and Information Services	1,156,085	1,027,062
Corporate and Eliminations	498,764	777,277
Consolidated (excluding discontinued operations)	$3,045,993	$2,974,105

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our ability to satisfy anticipated operational cash requirements, debt service and other contractual obligations, our access to liquidity sources for new borrowings, our appraisal revenues and earnings throughout 2011, our estimated income tax rate, unrecognized tax positions, amortization expenses, the impact of recent accounting pronouncements, our plans to maintain significant cash balances outside of the U.S., the planned divestiture of our consumer services, transportation services and appraisal management companies, our long-term strategy regarding acquisitions, divestitures and joint ventures, the outcome of our evaluation of strategic alternatives, as announced on August 29, 2011, the potential outcome and estimates related to our litigation, the level of aggregate U.S. mortgage originations and applications and inventory of delinquent mortgage loans and loans in foreclosure, the effect of the disposition or work-out of delinquent mortgage loans and loans in foreclosure, estimates related to our purchase price allocations, our ability to access additional liquidity and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•	our ability to bring new products to market and to protect proprietary technology rights;

•	our ability to identify suitable acquisition targets, obtain necessary capital and complete such transactions on satisfactory terms;

•	risks related to our evaluation of strategic alternatives;

•	risks related to our international operations;

•
risks related to our outsourcing of various business processes and information services to third parties, including potential disruptions to our operations and the services we provide to our customers and inability to achieve cost savings;

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

To effect the Separation, the Company and FAFC entered into a separation and distribution agreement (the "Separation and Distribution Agreement") that governs the rights and obligations of the Company and FAFC regarding the Distribution. The Separation and Distribution Agreement also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation between the Company and FAFC of FAC's assets and liabilities. In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement (as described in Note 7 - Income Taxes), a Restrictive Covenants Agreement, and we issued a promissory note to FAFC relating to certain pension liabilities, which was paid in full as of September 30, 2011.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in FAFC's operations. As a result of the Separation, we reflect the FAFC businesses in our condensed consolidated financial statements as discontinued operations. The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification. See Note 15 - Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. There were no amounts recorded as FAFC liabilities at September 30, 2011.

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

Acquisition of RP Data Limited. In May 2011, we completed our acquisition of the remaining controlling interest in RP Data Limited (“RP Data”) for A$147.2 million or $157.2 million. RP Data is an Australian based provider of residential and commercial property information, including real estate data, electronic property valuations and consumer reports, throughout Australia and New Zealand. RP Data is included as a component of the risk and fraud analytics reporting unit of the data and analytics segment.

Acquisition of Tarasoft Corporation.  In September 2011, we completed our acquisition of Tarasoft Corporation ("Tarasoft"), a provider of multiple listing service ("MLS"), for for a cash purchase price of C$30.0 million or $30.3 million. Tarasoft is included as a component of the specialty finance solutions group of the data and analytics segment.

Divestiture of Non-Core Businesses. As of September 30, 2011, we closed our marketing services business (Leadclick) and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management businesses.

We continually evaluate our business mix and seek to optimize our business structure through acquisitions, divestitures and joint ventures with a view to promoting our long-term strategy. We will continue to evaluate our existing businesses, including our default related businesses, for alignment with our long-term strategy.

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

We believe that we offer our customers access to among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 700 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 145 million records. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Reportable segments

In connection with the Separation, we reorganized our reportable segments into three reportable segments. On December 30, 2010, we completed the sale of our employer and litigation services businesses and as a result we currently have two reportable segments. During the first quarter of 2011, we changed the management oversight for our marketing services group and moved it from the corporate and eliminations group into the specialty finance component of our data and analytics segment. As of September 30, 2011, we closed our marketing services business. Furthermore the Company is actively seeking the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management businesses. which are all presented as discontinued operations as of September 30, 2011. Consumer services was formerly included in the specialty finance component of our data and analytics segment. Transportation services was formerly included in the default and technology services component of our business and information services segment. Appraisal management services was formerly included in the mortgage origination services component of our business and information services segment. Prior period financial results have been recast to conform to this presentation.

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

Our data and analytics segment has two components: risk and fraud analytics, which is primarily oriented toward utilizing our property, mortgage and other data assets in custom and packaged risk management solutions, and our specialty finance solutions, which provides our credit, broker, and multiple listing services products.

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

RESULTS OF OPERATIONS

Summary

The majority of our revenues are associated with U.S. residential real estate and mortgage transactions and ongoing servicing related to such transactions. We believe that the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. For the three and nine months ended September 30, 2011, 44.1% and 45.7% of our revenues were related to real estate mortgage origination and non-default related servicing, respectively. Approximately 40.6% and 42.0% of our operating revenues for the three and nine months ended September 30, 2011, respectively, were generated from the ten largest United States mortgage originators. During the third quarter of 2011, we experienced a rebound in both mortgage application and origination volumes relative to the second quarter of 2011 due to actions taken by the Federal Reserve in August of 2011. Based on statistics published by the Mortgage Bankers' Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations decreased approximately 24.4% in the third quarter of 2011 relative to the same period of 2010 and increased approximately 9.1% relative to the second quarter of 2011. Moreover, MBA estimates that mortgage applications decreased 22.4% in the third quarter of 2011 relative to the same period of 2010 and increased 27.7% relative to the second quarter of 2011. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. Due to continued economic weakness, the specter of regulatory change, tighter lending standards, and continued weak housing markets, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 9.2% in the quarter ending September 30, 2011 relative to quarter ending September 30, 2010. Additionally, based on our internal analyses and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure is decreasing and the market is continuing to experience a delay in processing these troubled loans.

During the third quarter of 2011, we determined five businesses would be exited (see Note 15 - Discontinued Operations) in order to increase the focus on the Company's core operations and to improve overall profitability. In addition, we established certain cost reduction targets in the areas of information technology, corporate overhead, real estate, and procurement in order to enhance the Company's profitability profile. As a result of these exits and our cost reduction initiatives, we believe the Company is better positioned to achieve improved future financial results.

On a consolidated basis, our operating revenues increased 5.5% and 2.9% for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of the prior year. Data and analytics segment operating revenues increased 14.5% and 10.7% for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of the previous year, due to higher levels of data licensing, capital markets project-based revenues and the impact of acquisition activity. Business and information services segment operating revenues decreased 3.1% and 3.5% for the three and nine months ended September 30, 2011, respectively, when compared to the same periods of the previous year, due to lower mortgage origination volumes and default-related activity, partially offset by the impact of acquisition activity.

Our total operating expense increased 12.7% and 4.0% for the three and nine months ended September 30, 2011, when compared to the same periods of the prior year due to higher professional fees, higher operating expenses from acquisitions and higher depreciation and amortization expense due to write-offs of approximately $5.3 million relating to certain non-performing assets. Corporate costs of FAC up to the Separation date totaled $69.0 million for the nine months ended September 30, 2010.

Net loss was $107.2 million and $52.5 million for the three and nine months ended September 30, 2011, respectively. Net loss was $93.4 million and $39.6 million for the three and nine months ended September 30, 2010, respectively. The increase in net loss for the three months ended September 30, 2011 as compared to the prior comparative period was primarily due to higher income tax expense of $26.1 million resulting from the high income tax rate in 2011 impacted by discrete items, professional expenses related to our efficiency initiatives of $10.1 million, higher depreciation and amortization of $11.3 million, higher interest expense of $6.3 million and higher other expenses of $26.9 million partially offset by higher revenues of $18.3 million, lower loss from discontinued operations of $38.3 million, and lower non-controlling interests of $10.3 million.

The increase in our net loss for the nine months ended September 30, 2011 was primarily due to higher income tax expense of $72.6 million resulting from the high income tax rate in 2011 impacted by discrete items, higher loss from discontinued operations of $17.4 million, higher interest expense of $22.5 million, higher professional expenses primarily related to our efficiency initiatives of $18.5 million, higher depreciation and amortization of $12.0 million, and higher other expenses of $12.0 million partially offset by higher gain on investments of $87.4 million, higher revenues of $28.2 million, and lower non-controlling interests of $27.5 million.

As of September 30, 2011, we closed our marketing services business and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management businesses. As a result, each of these businesses is reflected in our condensed consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been reclassified as discontinued operations to conform to current period presentation. Due to the closure of our marketing services business, we incurred total impairment charges of $139.5 million, of which $123.3 million was for goodwill, and $16.2 million was for intangibles. In addition, we incurred bad debt expense of $8.9 million for accounts receivable we deemed to be uncollectible. Finally, we incurred $1.8 million in expense to write-off various other assets and to accrue for expenses related to the closure of this business.

On December 30, 2010, we sold our employer and litigation services businesses and the results of operations for those businesses are included as discontinued operations for all prior periods presented.

The loss from discontinued operations, net of tax was $104.2 million and $111.1 million for the three and nine months ended September 30, 2011 and $142.5 million and $93.7 million for the three and nine months ended September 30, 2010.

Net income attributable to noncontrolling interests was $0.1 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. Net income attributable to noncontrolling interests was $10.4 million and $28.6 million for the three and nine months ended September 30, 2010, respectively. The decrease in net income attributed to noncontrolling interests is largely due to our purchase of the remaining redeemable noncontrolling interests during the first quarter of 2011.

The ongoing tightening of mortgage credit, delays in the default cycle and the general economic and regulatory uncertainty continue to negatively affect the demand for many of our products and services. These conditions also continue to affect many of our customers. If these challenges persist for us and our customers, they could negatively affect our revenue, earnings and liquidity. For additional information related to our results of operations for each of our reportable segments please see the discussions under “Data and Analytics” and “Business and Information Services” below.

As noted above, our historical consolidated financial statements have been recast to account for our marketing services business, our consumer services, transportation services, appraisal management businesses, FAFC and our employer and litigation services businesses as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of these businesses as discontinued operations in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-Q relate solely to the discussion of our continuing operations.

Data and Analytics

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2010	$ Change	% Change	September 30, 2011	September 30, 2010	$ Change	% Change
Operating revenues	$184,509	$161,185	$23,324	14.5%	$514,216	$464,374	$49,842	10.7%
External cost of revenues	31,063	29,144	1,919	6.6%	88,578	81,165	7,413	9.1%
Salaries and benefits	55,536	50,318	5,218	10.4%	158,712	150,639	8,073	5.4%
Other operating expenses	45,513	33,498	12,015	35.9%	126,807	99,484	27,323	27.5%
Depreciation and amortization	23,495	12,913	10,582	81.9%	52,337	38,773	13,564	35.0%
Total operating expenses	155,607	125,873	29,734	23.6%	426,434	370,061	56,373	15.2%
Income from operations	28,902	35,312	(6,410)	(18.2)%	87,782	94,313	(6,531)	(6.9)%
Total interest (expense)/income, net	(153)	(46)	(107)	232.6%	499	(909)	1,408	(154.9)%
(Loss)/gain on investment and other income	(821)	(382)	(439)	114.9%	24,076	370	23,706	6,407.0%
Income from continuing operations before income taxes	27,928	34,884	(6,956)	(19.9)%	112,357	93,774	18,583	19.8%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing before equity in earnings of affiliates	27,928	34,884	(6,956)	(19.9)%	112,357	93,774	18,583	19.8%
Equity in earnings of affiliates	2,089	4,067	(1,978)	(48.6)%	5,298	5,823	(525)	(9.0)%
Income from continuing operations	$30,017	$38,951	$(8,934)	(22.9)%	$117,655	$99,597	$18,058	18.1%

Income from continuing operations	$30,017	$38,951	$(8,934)	(22.9)%	$117,655	$99,597	$18,058	18.1%
Depreciation and amortization	23,495	12,913	10,582	81.9%	52,337	38,773	13,564	35.0%
Total interest expense/(income), net	153	46	107	232.6%	(499)	909	(1,408)	(154.9)%
EBITDA	$53,665	$51,910	$1,755	3.4%	$169,493	$139,279	$30,214	21.7%

Operating Revenues

Operating revenues for the data and analytics segment were $184.5 million and $514.2 million for the three and nine months ended September 30, 2011, respectively, an increase of $23.3 million, or 14.5%, and $49.8 million, or 10.7%, when compared with the respective periods of the prior year. Acquisition activity contributed revenues of $18.0 million and $28.7 million in the three and nine months ended September 30, 2011, respectively.

Operating revenues for the risk and fraud analytics group totaled $126.5 million and $347.3 million for the three and nine months ended September 30, 2011, respectively, an increase of $26.2 million, or 26.2%, and $53.8 million, or 18.3%, over the respective periods of the prior year. Acquisition activity accounted for $17.7 million and $28.4 million of the increase for the three and nine months ended September 30, 2011, respectively. Excluding acquisition activity, the increases are due primarily to increased data licensing, capital markets project-based revenues and document retrieval services.

Operating revenues for the specialty finance solutions group totaled $58.0 million and $167.0 million for the three and nine months ended September 30, 2011, respectively, a decrease of $2.9 million, or 4.8%, and $3.9 million, or 2.3%, over the respective periods of the prior year. Acquisition activity accounted for $0.4 million of operating revenues for the three and nine months ended September 30, 2011. Group revenues decreased due to lower volumes of mortgage-related credit orders and lower multiple listing services solutions revenues as membership counts declined due to market conditions.

External Cost of Revenues

Data and analytics external cost of revenues were $31.1 million and $88.6 million for the three and nine months ended September 30, 2011, respectively, an increase of $1.9 million, or 6.6%, and $7.4 million, or 9.1%, over the respective periods of the prior year.

External cost of revenues for the risk and fraud analytics group were $10.7 million and $31.0 million for the three and nine months ended September 30, 2011, respectively, an increase of $2.4 million, or 28.7%, and $4.9 million, or 18.9%, over the respective periods of the prior year. Acquisition activity accounted for $1.8 million and $2.6 million of the increase for the three and nine months ended September 30, 2011, respectively. Excluding acquisition activity, the increase is primarily due to product mix shift relating to the increase in capital markets project-based revenues and document retrieval services.

External cost of revenues for the specialty finance solutions group totaled $20.4 million and $57.6 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.5 million, or 2.2%, and an increase of $2.5 million, or 4.5%, over the respective periods of the prior year.  The increase for the nine months ended September 30, 2011 was primarily the result of higher credit information acquisition costs experienced in the current year.

Salaries and Benefits

Salaries and benefits for the data and analytics segment were $55.5 million and $158.7 million for the three and nine months ended September 30, 2011, respectively, an increase of $5.2 million, or 10.4%, and $8.1 million, or 5.4%, over the respective periods of the prior year.

Salaries and benefits for the risk and fraud analytics group were $43.0 million and $118.0 million for the three and nine months ended September 30, 2011, respectively, an increase of $8.3 million, or 23.9%, and $14.1 million, or 13.6%, over the respective periods of the prior year.  Acquisition activity accounted for $8.5 million and $12.8 million of the increase for the three and nine months ended September 30, 2011, respectively. For the three months ended September 30, 2011, excluding acquisition activity, salaries and benefits were flat compared to the prior year. For the nine months ended September 30, 2011, excluding acquisition activity, salaries and benefits increased slightly, by $1.3 million over the prior year, due to higher headcount and higher average salaries for recently hired employees focusing on new product development and sales.  The impact of these increases was partially offset by the transfer of certain segment-level employees out of the group to the corporate and eliminations group, which are now treated as allocated costs to the segment. See Other Operating Expenses below.

For the specialty finance solutions group, salaries and benefits totaled $12.6 million and $40.7 million for the three and nine months ended September 30, 2011, respectively, a decrease of $3.1 million, or 19.6%, and $6.1 million, or 13.0%, over the respective periods of the prior year. Acquisition activity accounted for $0.1 million of operating revenues for the three and nine months ended September 30, 2011. The decrease was primarily due to a lower overall headcount at the credit solutions businesses, overall efficiency improvements in the business and the transfer of certain segment-level employees out of the group to the corporate and eliminations group, which are now treated as allocated costs to the segment. See Other Operating Expenses below.

Other Operating Expenses

Data and analytics other operating expenses were $45.5 million and $126.8 million for the three and nine months ended September 30, 2011, respectively, an increase of $12.0 million, or 35.9%, and $27.3 million, or 27.5%, over the respective periods of the prior year.

The risk and fraud analytics group had other operating expenses of $33.6 million and $91.0 million for the three and nine months ended September 30, 2011, respectively, an increase of $9.1 million, or 37.4%, and $19.2 million, or 26.7%, over the respective periods of the prior year. Acquisition activity accounted for $3.7 million and $5.4 million of the increase for the three and nine months ended September 30, 2011, respectively. Excluding acquisition activity, the increase in expense was due to temporary support cost to service higher volumes, higher legal and professional fees (including from matters where we are protecting our intellectual property), and higher allocated costs due to changes in the treatment of certain personnel costs referenced above.

For the specialty finance solutions group, other operating expenses were $12.0 million and $35.8 million for the three and nine months ended September 30, 2011, respectively, an increase of $2.9 million, or 31.8%, and $8.1 million, or 29.4%, over the prior year.  The increases are primarily due to and higher allocated costs due to changes in the treatment of certain personnel costs referenced above.

Depreciation and Amortization

Depreciation and amortization expense for the data and analytics segment totaled $23.5 million and $52.3 million for the three and nine months ended September 30, 2011, respectively, an increase of $10.6 million, or 81.9%, and $13.6 million, or 35.0%, over the respective periods of the prior year.  Acquisition activity in the risk and fraud analytics group contributed $5.5 million and $7.9 million of additional depreciation and amortization expense for the three and nine months ended September 30, 2011, respectively. Net of acquisition activity, increases for both the three and nine months ended September 30, 2011 were primarily due to write-offs of of approximately $5.0 million relating to certain non-performing assets in the risk and fraud group.

(Loss)/Gain on Investment and Other Income

Gain on investments and other income for the data and analytics segment were $(0.8) million and $24.1 million for the three and nine months ended September 30, 2011, respectively, a variance of $(0.4) million and $23.7 million over the respective periods of the prior year. The increase for the nine months ended September 30, 2011 was related to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack, which was sold during the first quarter of 2011.

Equity in Earnings of Affiliates

Equity in earnings of affiliates for the data and analytics segment was $2.1 million and $5.3 million for the three and nine months ended September 30, 2011, respectively, an decrease of $2.0 million, or 48.6%, and $0.5 million, or 9.0%, over the respective periods of the prior year.

At the risk and fraud analytics group, a decrease in the equity in earnings of affiliates in the three and nine months ended September 30, 2011 of $1.9 million, or 84.4%, and $2.2 million, or 67.7%, respectively, was related to lower volumes in minority investments related to market conditions and the acquisition of the remaining controlling interest in RP Data.

Within the specialty finance group, equity in earnings of affiliates was $1.7 million and $4.3 million for the three and nine months ended September 30, 2011, respectively, an increase of $0.1 million, or 6.5%, and $1.6 million, or 61.4%, over the respective periods of the prior year, due to higher profitability of our credit reporting national joint venture.

Business and Information Services

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2010	$ Change	% Change	September 30, 2011	September 30, 2010	$ Change	% Change
Operating revenues	$169,587	$174,955	$(5,368)	(3.1)%	$493,542	$511,371	$(17,829)	(3.5)%
External cost of revenues	46,434	46,631	(197)	(0.4)%	121,272	131,337	(10,065)	(7.7)%
Salaries and benefits	44,060	45,019	(959)	(2.1)%	133,603	136,477	(2,874)	(2.1)%
Other operating expenses	47,636	44,172	3,464	7.8%	148,724	133,076	15,648	11.8%
Depreciation and amortization	6,891	4,902	1,989	40.6%	17,748	14,579	3,169	21.7%
Total operating expenses	145,021	140,724	4,297	3.1%	421,347	415,469	5,878	1.4%
Income from operations	24,566	34,231	(9,665)	(28.2)%	72,195	95,902	(23,707)	(24.7)%
Total interest income/(expense), net	710	171	539	315.2%	2,316	207	2,109	1,018.8%
Gain/(loss) on investment and other income	—	32	(32)	(100.0)%	(473)	(1,183)	710	(60.0)%
Income from continuing operations before income taxes	25,276	34,434	(9,158)	(26.6)%	74,038	94,926	(20,888)	(22.0)%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	25,276	34,434	(9,158)	(26.6)%	74,038	94,926	(20,888)	(22.0)%
Equity in earnings of affiliates	11,639	18,304	(6,665)	(36.4)%	28,396	43,568	(15,172)	(34.8)%
Income from continuing operations	$36,915	$52,738	$(15,823)	(30.0)%	$102,434	$138,494	$(36,060)	(26.0)%

Income from continuing operations	$36,915	$52,738	$(15,823)	(30.0)%	$102,434	$138,494	$(36,060)	(26.0)%
Depreciation and amortization	6,891	4,902	1,989	40.6%	17,748	14,579	3,169	21.7%
Total interest (income)/expense, net	(710)	(171)	(539)	315.2%	(2,316)	(207)	(2,109)	1,018.8%
EBITDA	$43,096	$57,469	$(14,373)	(25.0)%	$117,866	$152,866	$(35,000)	(22.9)%

Operating Revenues

Operating revenues for the business and information services segment were $169.6 million and $493.5 million for the three and nine months ended September 30, 2011, respectively, a decrease of $5.4 million, or 3.1%, and $17.8 million, or 3.5%, over the respective prior year periods. Acquisition activity contributed revenues of $11.2 million and $27.9 million in the three and nine months ended September 30, 2011, respectively.

Operating revenues for the mortgage origination services group totaled $74.9 million and $224.6 million for the three and nine months ended September 30, 2011, respectively, a decrease of $5.5 million, or 6.8%, and $7.8 million, 3.3%, over the respective periods of the prior year. The decrease in revenues was primarily due to lower year-over-year mortgage origination activity (including application volumes), leading to declines in both flood and tax services.  Tax services also decreased due to lower deferred revenue recognition as we experienced a smaller life-of-loan servicing pool.

Operating revenues for the default and technology services group totaled $94.7 million and $269.0 million for the three and nine months ended September 30, 2011, respectively, an increase of $0.1 million, or 0.1%, and a decrease of $10.0 million, or 3.6%, over the respective periods of the prior year. Acquisition activity contributed $11.2 million and $27.9 million of revenues in the three and nine months ended September 30, 2011. Decreased revenues for the nine months ended September 30, 2011 were primarily driven by continued slow-down in the processing of delinquent mortgages by servicers, the previously disclosed loss of a default technology customer, and by a decline in broker price opinion volumes as two major customers moved to in-source business and changing market conditions reduced the demand for valuation services. These decreases were partially offset by an improvement in revenues from greater volume and continued new customer signings and pricing improvements in our field services business. Revenues for this group were also impacted negatively by the sale of our second lien outsourcing business in the first quarter of 2011, which contributed approximately $2.2 million and $6.1 million of the decline in revenue for the three and nine months ended September 30, 2011 compared to the same periods of the prior year.

External Cost of Revenues

Business and information services external cost of revenues were $46.4 million and $121.3 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.2 million, or 0.4%, and $10.1 million, or 7.7%, over the respective periods of the prior year.

External cost of revenues for the mortgage origination services group were $3.9 million and $8.5 million for the three and nine months ended September 30, 2011, respectively, an increase of $1.1 million, or 41.0%, and $0.8 million, or 11.0%, over the respective periods of the prior year. The increase in external cost of revenues is primarily due to expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenue. In August 2011, we sold CoreLogic Global Services Private Limited ("CoreLogic India"), our India-based captive operations to an affiliate of Cognizant Technology Solutions Corporation ("Cognizant") and subsequently we began to recognize related expenses in external cost of revenues.

External cost of revenues for the default and technology services group were $42.6 million and $112.8 million for the three and nine months ended September 30, 2011, respectively, a decrease of $1.3 million, or 3.0% and $10.9 million, or 8.8%, over the respective periods of the prior year. Acquisition activity contributed $1.3 million and $1.8 million for the three and nine months ended September 30, 2011, respectively.  Excluding acquisition activity, the decrease in the current quarter was primarily due to the decrease in revenues from default-related broker price opinions partially offset by increased costs due to higher volumes in field services and due to the expense classification of our former India-based captive operations from other operating expense to external cost of revenue.

Salaries and Benefits

Salaries and benefits for the business and information services segment were $44.1 million and $133.6 million for the three and nine months ended September 30, 2011, respectively, a decrease of $1.0 million, or 2.1%, and $2.9 million, or 2.1%, over the respective periods of the prior year.

Salaries and benefits for the mortgage origination services group were $27.3 million and $82.2 million for the three and nine months ended September 30, 2011, respectively, a decrease of $4.2 million, or 13.4%, and $16.6 million, or 16.8%, over the respective periods of the prior year.  The overall net decrease in the three and nine months ended September 30, 2011 is primarily attributable to lower personnel costs at the tax servicing business attributable to efficiency improvements resulting in a 17.3% decrease in overall headcount, lower mortgage origination volumes, as well as the transfer of certain segment-level employees out of the group to the corporate and eliminations group, which are now treated as allocated costs to the segment. See Other Operating Expenses below.

For the default and technology solutions group, salaries and benefits totaled $16.7 million and $51.4 million for the three and nine months ended September 30, 2011, respectively, an increase of $3.3 million, or 24.5%, and $13.7 million, or 36.3%, over the respective periods of the prior year.  Acquisition activity contributed to $5.7 million and $14.1 million of salaries and benefits for the three and nine months ended September 30, 2011.  Excluding acquisition activity, there was a decrease in salaries and benefits predominantly due to lower personnel costs in our default businesses attributable to efficiency improvements and as a result of the sale of our second lien outsourcing business. This decrease was offset by increased severance totaling $0.1 million and $0.7 million for the three and nine months ended September 30, 2011, as well as a 15.4% increase in overall headcount at our default outsourcing business, due to a shift away from technology-based revenues to more personnel-dependent revenues such as real estate owned services and personnel outsourcing modules.

Other Operating Expenses

Business and information services other operating expenses were $47.6 million and $148.7 million for the three and nine months ended September 30, 2011, respectively, an increase of $3.5 million, or 7.8%, and $15.6 million, or 11.8%, over the respective periods of the prior year.

The mortgage origination services group had other operating expenses of $27.7 million and $89.4 million for the three and nine months ended September 30, 2011, respectively, an increase of $0.8 million, or 3.1%, and $9.9 million, or 12.4%, over the respective periods of the prior year. The increases are due primarily to higher allocated costs due to changes in the treatment of certain personnel costs referenced above, partially offset by lower facilities expenses and lower claims expense at the tax service group during the first and second quarter of 2011.

The default and technology services group had other operating expenses of $20.0 million and $59.3 million for the three and nine months ended September 30, 2011, respectively, an increase of $2.6 million, or 15.2%, and $5.7 million, or 10.7%, over the respective periods of the prior year. Acquisition activity contributed $2.6 million and $6.7 million for the three and nine months ended September 30, 2011. Excluding acquisition activity, there was a decrease in other operating expenses in the nine months ended September 30, 2011 primarily due to the sale of our second lien outsourcing business.

Depreciation and Amortization

Depreciation and amortization expense for the business and information services totaled $6.9 million and $17.7 million for the three and nine months ended September 30, 2011, respectively, an increase of $2.0 million, or 40.6%, and $3.2 million, 21.7%, over the respective periods of the prior year primarily due to acquisition activity in the default and technology services group.

Gain/(Loss) on Investment and Other Income

Loss on investments and other income was $0.5 million for the nine months ended September 30, 2011 and reflects the loss incurred on the sale of our second lien outsourcing business. This is compared to a loss of $1.2 million for the nine months ended September 30, 2010, which was associated with the closing of one of our national joint ventures.

Equity in Earnings of Affiliates

Business and information services segment equity in earnings of affiliates totaled $11.6 million and $28.4 million for the three and nine months ended September 30, 2011, respectively, a decrease of $6.7 million, or 36.4%, and $15.2 million, or 34.8%, over the prior year; the majority of which was incurred by the mortgage origination services group. Declines in loan origination activity and the closure by a major joint venture customer of an origination division that focused on Federal Housing Administration loans were the primary drivers of the decrease in 2011 compared to 2010. Equity in earnings of affiliates is not a meaningful balance for the default and technology services group.

Corporate and Eliminations

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2010	$ Change	% Change	September 30, 2011	September 30, 2010	$ Change	% Change
Operating revenues	$(5,650)	$(5,994)	$344	(5.7)%	$(14,609)	$(10,835)	$(3,774)	34.8%
External cost of revenues	681	769	(88)	(11.4)%	1,606	2,210	(604)	(27.3)%
Salaries and benefits	31,926	38,475	(6,549)	(17.0)%	122,230	118,982	3,248	2.7%
Other operating expenses	(17,088)	(27,066)	9,978	(36.9)%	(65,793)	(41,142)	(24,651)	59.9%
Depreciation and amortization	4,458	5,680	(1,222)	(21.5)%	14,075	18,846	(4,771)	(25.3)%
Total operating expenses	19,977	17,858	2,119	11.9%	72,118	98,896	(26,778)	(27.1)%
Loss from operations	(25,627)	(23,852)	(1,775)	7.4%	(86,727)	(109,731)	23,004	(21.0)%
Total interest expense, net	(14,978)	(7,538)	(7,440)	98.7%	(46,593)	(21,794)	(24,799)	113.8%
(Loss)/gain on investment and other income	(3,296)	2,421	(5,717)	(236.1)%	63,177	154	63,023	40,924.0%
Loss from continuing operations before income taxes	(43,901)	(28,969)	(14,932)	51.5%	(70,143)	(131,371)	61,228	(46.6)%
Provision/(benefit) for income taxes	20,535	(5,580)	26,115	(468.0)%	76,829	4,193	72,636	1,732.3%
Loss from continuing operations before equity in earnings of affiliates	(64,436)	(23,389)	(41,047)	175.5%	(146,972)	(135,564)	(11,408)	8.4%
Equity in losses of affiliates, net of tax	(5,388)	(8,864)	3,476	(39.2)%	(13,300)	(19,798)	6,498	(32.8)%
Loss from continuing operations	$(69,824)	$(32,253)	$(37,571)	116.5%	$(160,272)	$(155,362)	$(4,910)	3.2%

Loss from continuing operations	$(69,824)	$(32,253)	$(37,571)	116.5%	$(160,272)	$(155,362)	$(4,910)	3.2%
Depreciation and amortization	4,458	5,680	(1,222)	(21.5)%	14,075	18,846	(4,771)	(25.3)%
Provision/(benefit) for income taxes	20,535	(5,580)	26,115	(468.0)%	76,829	4,193	72,636	1,732.3%
Taxes on losses of affiliates	5,563	8,953	(3,390)	(37.9)%	13,596	19,543	(5,947)	(30.4)%
Total interest expense, net	14,978	7,538	7,440	98.7%	46,593	21,794	24,799	113.8%
EBITDA	$(24,290)	$(15,662)	$(8,628)	55.1%	$(9,179)	$(90,986)	$81,807	(89.9)%

Operating Revenues

Operating revenues for the corporate and eliminations group totaled $(5.7) million and $(14.6) million for the three and nine months ended September 30, 2011, respectively. The elimination of revenues between our operating businesses for the three and nine months ended September 30, 2011 have been relatively comparable to prior periods. The decrease for the nine months ended September 30, 2011 compared to the prior period primarily relates to the allocation of $3.4 million in purchase accounting reserves to revenue in the first quarter of the prior year.

External Cost of Revenues

Corporate and eliminations group's external cost of revenues was not a meaningful balance for the three and nine months ended September 30, 2011.

Salaries and Benefits

Corporate and eliminations group's salaries and benefits totaled $31.9 million and $122.2 million for the three and nine months ended September 30, 2011, respectively, a decrease of $6.5 million, or 17.0%, and an increase of $3.2 million, or 2.7% when compared to the respective periods of the prior year. Corporate salaries and benefits have generally increased over the prior year due to headcount increases for our stand-alone public company infrastructure and transfers of segment level employees effective January 1, 2011 to our corporate shared service functions. See Other Operating Expenses below. These corporate headcount increases were offset by our sale of CoreLogic India, our India-based captive operations to Cognizant in August 2011 which resulted in a $3.2 million reduction in corporate salaries and benefits over the prior year. The increases were further offset by a year-over-year decrease in employee benefit expenses of $5.4 million and $2.5 million for the three and nine months ended September 30, 2011, respectively, as a result of market value changes in employee deferred compensation plan liabilities.
Other Operating Expenses

Corporate and eliminations group's other operating expenses were $(17.1) million and $(65.8) million for the three and nine months ended September 30, 2011, respectively, representing an increase of $10.0 million, or 36.9%, and a decrease of $24.7 million, or 59.9%, when compared to the respective periods of the prior year. Other operating expenses includes eliminations for internal cost of sales between our business segments and expense allocations to our business segments for various shared service costs such as human resources, legal, accounting and finance, and technology infrastructure cost. The decrease in Corporate and eliminations other operating expenses for the nine months ended September 30, 2011 over the prior year was due to increased salary and benefit allocations to our operating segments as a result of the transfer of segment level employees effective January 1, 2011 to shared services functions within corporate and eliminations and the allocation of related expenses to the operating segments. See Salaries and Benefits above. The increased allocations out of the corporate and eliminations group to the operating segments were offset by an increase in incremental professional fees incurred in connection with certain on-going operational transformation projects in the amount of $10.1 million and $20.6 million for the three and nine months ended September 30, 2011, respectively. In the prior year, the company also incurred professional fees of $31.4 million in connection with the separation of its financial services division during the first half of 2010. The sale of CoreLogic India, our India-based captive operations to Cognizant in August 2011 also resulted in lower intercompany expense eliminations which increased corporate operating expenses by $3.7 million.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.2 million, or 21.5%, and $4.8 million, or 25.3%, for the three and nine months ended September 30, 2011, respectively, primarily due to the amortization in the prior year of certain other deferred assets with useful lives that have since expired.

Total Interest Expense, net

Net interest expense was $15.0 million and $46.6 million for the three and nine months ended September 30, 2011, respectively. The increase of $7.4 million, or 98.7%, and $24.8 million, or 113.8%, for the three and nine months ended September 30, 2011 is primarily due to higher average outstanding debt balances as a result of new credit facilities and the issuance of $400 million new Notes in May 2011. In addition, deferred financing costs in the amount of $10.2 million associated with our prior credit facility was expensed in second quarter of 2011.

Gain/(Loss) on Investments and Other Income

Gain (loss) on investments and other income was $(3.3) million and $63.2 million for the three and nine months ended September 30, 2011, respectively, a decrease of $5.7 million and an increase of $63.0 million when compared to the prior year. The year-over-year market value changes of the Company's deferred compensation assets resulted in decreases of $5.4 million and $2.5 million for the three and nine months ended September 30, 2011. The increase for the nine months ended September 30, 2011 is primarily due to a $58.9 million step-up of our initial investment in RP Data to fair value following our acquisition of the remaining outstanding shares in May 2011.

Equity in Losses of Affiliates, net of tax

Corporate and eliminations group equity in losses of affiliates decreased $3.5 million, or 39.2%, and $6.5 million, or 32.8%, in the three and nine months ended September 30, 2011 when compared to prior year. The corporate and eliminations group records income tax expense on the earnings from our investment in affiliates. The 2011 decrease is primarily attributable to reduced income tax expense based on lower earnings in affiliates contained in our operating segments.

Income Taxes

The effective income tax rate (total income tax expense related to income from continuing operations as a percentage of income from continuing operations before income taxes) was 220.7% and 66.1% for the three and nine months ended September 30, 2011, respectively, and (13.8)% and 7.3% respectively, for the same periods of the prior year. The change in the effective rate for both periods is primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, the $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment, non-deductible transaction costs incurred in connection with the Separation during the quarter ended September 30, 2010 and excess tax gain on the sale of CoreLogic India. Effective January 1, 2011, income from the former partnership is wholly attributable to CoreLogic and income taxes are provided on all of the income generated in the third quarter of 2011. Income taxes included in equity in earnings of affiliates were $5.6 million and $9.0 million for the three months ended September 30, 2011 and 2010. Income taxes included in equity in earnings of affiliates were $13.6 million and $19.5 million for the nine months ended September 30, 2011 and 2010.  For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and elimination group in the equity in earnings in affiliates.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2011 totaled $138.7 million, a decrease of $287.5 million from December 31, 2010. The decrease was primarily due to cash paid for acquisitions, cash paid for investments in affiliates, and cash used for share repurchases. The uses were partially offset by positive cash flow from operations, cash proceeds from the issuance of the Notes in a private placement, and cash proceeds from the sale of investments.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at September 30, 2011 we had $28.6 million held in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $20.9 million at September 30, 2011 and $21.1 million at December 31, 2010, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $55.8 million and $98.3 million during the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash provided by operating activities was primarily due to higher profitability levels in the prior period.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $291.3 million and $226.6 million during the nine months ended September 30, 2011 and 2010, respectively.

Cash used in investing activities during 2011 was primarily related to the acquisition of the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011, the acquisition of Dorado for $31.6 million in cash in March 2011, the investment in STARS for $20.0 million in cash in March 2011, $157.2 million used to acquire the remaining interest in RP Data in May 2011 and the acquisition of Tarasoft in September 2011 for $30.3 million. The increase was offset by proceeds from the sale of our investment in DealerTrack for $53.8 million and our sale of CoreLogic India, our India-based captive operations, for net proceeds of $22.8 million after working capital adjustments.

In addition, we invested cash for property and equipment of $33.6 million and $45.7 million for the nine months ended September 30, 2011 and 2010, respectively; and made investments in capitalized data of $19.9 million and $18.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Financing Activities. Net cash used in financing activities was approximately $70.4 million for the nine months ended September 30, 2011. Net cash used in financing activities was $77.7 million during the nine months ended September 30, 2010. During 2011, we repurchased our common stock, repaid acquisition-related notes, entered into the Credit Agreement and issued the Notes in a private placement, which are discussed below.

On November 4, 2010, we announced our intention to repurchase up to $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan (excluding repurchases from FAFC). For the nine months ended September 30, 2011, we repurchased $176.5 million of our common stock, which includes $75.8 million for the acquisition of shares from FAFC.

In May 2011, we issued $400.0 million aggregate principal amount of senior notes in a private placement and entered into a credit agreement which provides for a $350.0 million five-year term loan facility and a $550.0 million five year revolving credit facility. Proceeds from the aforementioned senior notes and credit agreement were partially used to repay interest-bearing acquisition notes, and to repay the previous revolving line of credit and term loan facility. Net proceeds from these financing activities for the nine months ended September 30, 2011 were $130.3 million and net repayments were $61.8 million for the nine months ended September 30, 2010.

Financing and Financing Capacity

At September 30, 2011, we had total debt outstanding of $911.1 million, compared to $720.9 million at December 31, 2010. Our significant debt instruments are described below:

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

At September 30, 2011, we had additional borrowing capacity under the revolving lines of credit of $501.7 million, and were in compliance with the financial covenants of our loan agreements.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial notional balance of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through March 31, 2016 with a remaining balance of $107.5 million due on May 16, 2016. Previous swaps entered in October 2010 of $348.3 million were terminated with a realized gain of $0.4 million for the nine months ended September 30, 2011 upon full repayment of the underlying debt. For the three and nine months ended September 30, 2011, unrealized loss of $3.2 million (net of $2.1 million in deferred taxes) and $5.9 million (net of $4.0 million in deferred taxes), respectively, were recognized in other comprehensive income related to the current and prior Swaps.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At September 30, 2011, we were in compliance with the covenants of the Notes.

Debt Issuance Cost

In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we fully expensed $10.2 million of unamortized debt issuance costs from our extinguished bank debt facilities to interest and other expense in the accompanying consolidated statements of income during the quarter ended June 30, 2011. In addition, we capitalized $22.1 million of debt issuance costs for the nine months ended September 30, 2011, included in other assets in the accompanying balance sheet, and will amortize these costs to interest and other expense over the term of the Notes and Credit Agreement.

Availability of Additional Liquidity

Our access to additional capital, whether from private capital sources (including financial institutions) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions, and our financial condition (including our ability to satisfy the conditions contained in our Credit Agreement and the indenture governing the Notes that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition or strength, including a significant decrease in our profitability or cash flows or a material increase in our leverage could adversely affect our ability to access these markets and/or increase our cost of borrowings. Due to our liquid-asset position and our ability to generate cash flows from operations, we believe that our resources are sufficient to satisfy our anticipated operational cash requirements, debt service and other contractual obligations (including acquisition-related commitments) through the next twelve months.

Liquidity and Capital Strategy

The Company strives to pursue a balanced approach to capital allocation and will consider the repurchase of common shares and the retirement of outstanding debt on an opportunistic basis.

Contractual Obligations

The following is a schedule of long-term contractual commitments, as of September 30, 2011, over the periods in which they are expected to be paid:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$12,717	$79,465	$43,793	$48,873	$184,848
Long-term debt (1)	5,712	90,513	101,900	712,973	911,098
Interest payments related to debt (2)	28,328	102,011	95,617	219,253	445,209
Service agreement (3)	20,085	116,285	129,410	37,746	303,526
Total (4)	$66,842	$388,274	$370,720	$1,018,845	$1,844,681

(1) Includes acquisition related note payable of $15.0 million, which is non-interest bearing and discounted to $12.7 million.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(3) Net minimum commitment with Cognizant.
(4) Excludes a net tax liability of $14.0 million related to uncertain tax positions due to uncertainty of payment period.

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see pages 30-33 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that at September 30, 2011, there had been no material changes to this information, except as set forth below.

Revenue recognition. Revenues earned by most of our products are recognized at the time of delivery or performance of service, as we have no material ongoing obligation after delivery. Subscription-based revenues are recognized ratably over the contractual term of the subscription. Our tax service division in our business information services segment defers the tax service fee on life-of-loan contracts and recognizes that fee as revenue ratably over the expected service period. The amortization rates applied to recognize the revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends. Software-related revenue considers the applicability of multiple-element arrangement and software revenue guidance on a contract by contract basis.  In hosted-term based agreements with no contractual right for the customer to take possession of the software, the provisions of multiple-element arrangement and general revenue recognition guidance is followed for revenue recognition.  For contracts where a software element exists, revenue is recognized in accordance with software revenue guidance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of September 30, 2011, we had approximately $911.1 million in long-term debt outstanding, of which approximately $393.9 million was variable interest rate debt. We have entered into Swaps, which converted the interest rate exposure on $200.0 million of our floating rate debt from variable to fixed rate. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.6 million change to interest expense for the nine months ended September 30, 2011.

We are also subject to equity price risk related to our equity securities portfolio. At September 30, 2011, we had equity securities with a cost and fair value of $35.0 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers and various government and public record sources. Our data sources could withdraw their data from us, or limit our use of their data, for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or the cost becomes economically unfeasible, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements with them, there is no assurance that we will obtain new agreements with other suppliers on terms favorable to us, if at all. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

2.
Failure to comply with government regulations or changes in government regulations could result in regulatory penalties or prohibit or limit our or our customers' operations or make it more burdensome to conduct such operations, which could have an adverse effect on revenues, earnings and cash flows.

Many of our and our customers' businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers and our customers' auditors and regulators. In addition, since we provide a variety of key services to federally regulated financial institutions, it appears more likely that federal financial institution regulators will also seek to perform compliance examinations on various parts of our operations. Changes in the applicable regulatory environment or interpretations of existing regulations or statutes or enhanced governmental oversight of us or our customers could negatively affect our operations. These changes may compel us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases, may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows.

In addition, the Dodd-Frank Act and the extensive regulations being promulgated thereunder materially alter consumer and financial markets regulation. The Dodd-Frank Act expands regulation of real estate appraisals, appraisal management companies, broker price opinions, or BPOs, and automated valuation models, or AVMs. We also believe it is likely that some of our activities, such as our credit reporting businesses, will be subject to examination and more active oversight by the Consumer Financial Protection Bureau created by the Dodd-Frank Act.  During the quarter ended June 30, 2011, we experienced a loss of certain customers in our appraisal business as we were not able to agree upon mutually acceptable commercial terms, including how to address uncertainties relating to provisions of the Dodd-Frank Act. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations continue to have a negative impact on our customers, we may experience further customer losses and our business and results of operations could be negatively affected.

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

A substantial portion of our revenues are affected by mortgage origination, residential real estate transaction volumes and the real estate default cycle, particularly in our mortgage origination services, risk and fraud analytics, specialty finance solutions and default and technology services groups. In addition, declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle continue to negatively affect the demand for many of our products and services. Declines in the mortgage origination market or values of mortgages or the default cycle could materially adversely affect our business, financial condition and results of operations. These conditions have also had an impact on and continue to impact, the performance and financial condition of some of our customers in many segments in which we operate. Should these parties continue to encounter material issues, those issues may lead to negative impacts on our revenue, earnings and liquidity.

7.
Increases in the size of our mortgage industry customers enhance their negotiating position with respect to pricing and terms, may decrease their need for our services, and may increase our exposure to loss or consolidation of such customers.

Many of our mortgage industry customers are increasing in size as a result of consolidation or the failure of their competitors. For example, we believe that four lenders collectively originate more than 50% of mortgage loans in the United

States. As a result, we may derive a higher percentage of our revenues from a smaller base of larger customers, which would enhance the ability of these customers to negotiate more favorable terms for our products and services, including more favorable pricing. These larger customers may also begin performing internally some or all of the services we provide and, consequently, their demand for our products and services may decrease. Any of these developments could adversely affect our revenues and profitability. In addition, we are partners in several joint ventures with some of our large customers where we have shared control of the management of the operations of the joint venture.  A decrease in earnings and dividends derived from these joint ventures could have a negative impact on our earnings and cash flow and we may not have the ability to prevent such a decrease.  Changes in our relationship with one or more of our largest customers or the loss of all or a substantial portion of the business we derive from these customers could have a material adverse effect on our business and results of operations.

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

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as non-practicing entities, software providers or suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used we may be subject to claims of infringement. Any claims, whether with or without merit, could:

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

We have a significant amount of indebtedness. As of September 30, 2011, our total debt is approximately $911.1 million, and we have unused commitments of approximately $501.7 million under our credit facilities.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2011, we had approximately $911.1 million in long-term debt outstanding, of which approximately $393.9 million was variable interest rate debt. We have entered into Swaps, which converted the interest rate exposure on $200.0 million of our floating rate debt from variable to fixed rate. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.6 million change to interest expense for the nine months ended September 30, 2011.

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

There is a possibility that the foreign countries in which we operate or have outsourcing arrangements could adopt new legislation or regulations that would adversely affect our business by making it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or FCPA. Any violations of FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

17. We may not realize the full benefit of our outsourcing arrangements, which may result in increased costs, or may adversely affect our service levels for our customers.

We outsource various business process and information technology services to a third party, and may outsource additional functions to third-party providers in the future. Under our outsourcing arrangement, we rely on a third party to provide services on a timely and effective basis. Although we periodically monitor the performance of this third party, we do not ultimately control the performance of our outsourcing partner. To the extent our customers object to the outsourcing of services we provide for them, we may be required to perform such services directly at a higher cost. The failure of our outsourcing partner to perform as expected or as contractually required could result in significant disruptions and costs to our operations, and to the services we provide to our customers, which could materially and adversely affect our business, customer relationships, financial condition, operating results and cash flow.

Our outsourcing arrangement subjects us to a net cumulative minimum commitment of approximately $303.5 million, plus applicable inflation adjustments, over the next five years, which we are required to pay to our outsourcing partner regardless of the actual value of the service they provide. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under the outsourcing agreement.

18.
We may not be able to attract and retain qualified management or develop current management to keep pace with company growth, which could have an adverse effect on our ability to maintain or increase our product and service offerings.

We rely on skilled management and our success depends on our ability to attract, train and retain a sufficient number of such individuals. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of individuals who have the skills and training needed to grow our company. Increased attrition or competition for qualified management could have an adverse effect on our ability to expand our business and product offerings, as well as cause us to incur greater personnel expenses and training costs.

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

20. The impact and results of our announcement that we are evaluating strategic alternatives are uncertain.

On August 29, 2011, we announced that our Board of Directors formed a committee of independent directors to explore a wide range of strategic alternatives aimed at enhancing stockholder value, including, but not limited to, cost savings initiatives, an evaluation of the Company's capital structure, possible repurchases of debt and common stock, the potential disposition of business lines, the potential sale or business combination of the Company and other alternatives. Our Board of Directors has retained Greenhill & Co. to serve as financial advisor to assist the committee in its evaluation. There can be no assurance that this evaluation of strategic alternatives will result in any specific strategic transaction or other strategic alternantive. Further, it is not certain what impact any potential strategic alternatives, or a decision not to pursue any potential strategic alternatives, may have on the Company's stock price, operating results, financial condition or business prospects. We undertake no obligation to provide further updates with respect to the evaluation.

The market price of our common stock could be subject to fluctuation in response to developments relating to our evaluation of strategic alternatives. Furthermore, in connection with the evaluation process, we expect to incur expenses, including expenses in connection with the retention of advisors and consultants. The process of evaluating strategic alternatives may be disruptive to our business. Activities relating to the evaluation and related uncertainties could divert the attention of our management and employees from our day-to-day business and could have a negative impact on our ability to retain and attract qualified employees. Our business partners and customers may choose to delay purchases or renewals pending the resolution of the evaluation process. In addition, our ability to attract and retain key personnel may be impaired. If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.

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

The Separation may lead to increased operating and other expenses, both of a non-recurring and a recurring nature, and changes to certain operations, which expenses or changes could arise pursuant to arrangements made with FAFC or the triggering of rights and obligations to other parties. In addition, the Separation may provide more competition in our business than it would have if the companies remained together. For example, FAFC has a small offering of appraisal-related services that may compete with certain of our products and services. With the exception of a noncompetition agreement related to the tax services business, there will be no prohibition on either us or FAFC competing with each other. Litigation with FAFC or other parties could also arise out of the transaction.

3.	We are responsible for a portion of FAFC's contingent and other corporate liabilities.

Under the Separation and Distribution Agreement we entered into with FAFC and related agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we and FAFC are each responsible for 50% of certain of FAC's contingent and other corporate liabilities. External costs and expenses associated with the management of these contingent and other corporate liabilities are shared equally. These contingent and other corporate liabilities primarily relate to any third party claims related to the Separation or the Distribution. Contingent and other corporate liabilities that relate only to the information solutions business were generally allocated to us and those that relate only to the financial services business were generally allocated to FAFC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2011, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 30, 2011, we did not make any purchases of our common shares. Our stock repurchase plan was initially approved by the Board of Directors and announced by us on May 18, 2004, which was amended to add additional amounts to the repurchase authorization as subsequently amended on May 19, 2005, June 26, 2006, and January 15, 2008. The stock repurchase plan has no expiration date.  This plan provided for the repurchase up to $800 million shares of our common stock. During the nine months ended September 30, 2011, we repurchased 4.7 million shares under this plan and cumulatively we have repurchased $571.6 million (including commissions) shares of our common stock and had the authority to repurchase an additional $228.4 million (including commissions) of shares of our common stock under the plan as of September 30, 2011.

On November 4, 2010, we announced our intention to repurchase $100.0 million of our common stock between November 4, 2010 and December 31, 2011 under the terms of our existing authorized stock repurchase plan. As of September 30, 2011, we had completed the repurchase of $100.7 million of our common stock. In addition, we repurchased $75.8 million of common stock from FAFC. We did not repurchase any of our common stock during the quarter ended September 30, 2011. As of September 30, 2011, we have $228,431,884.64 of our common stock remaining eligible for repurchase under our stock repurchase plan. Under our May 2011 Credit Agreement, our stock repurchase capacity may be restricted to $100.0 million per fiscal year if on a pro forma basis, after giving effect to the stock repurchase, our senior secured leverage ratio exceeds 2.25:1.0 or the total leverage ratio exceeds 3.25:1:0. While we continue to preserve the capacity to execute share buy-backs under our existing share repurchase authorization, going forward, we will consider the repurchase of common shares and retirement of outstanding debt on an opportunistic basis.

Item 3.  Removed and Reserved.

Item 4.  Removed and Reserved.

Item  5.  Other Information.

The Company expects to complete and implement reductions in its U.S. based workforce during the fourth quarter of 2011. These workforce reductions are expected to reduce the Company's U.S. workforce by approximately 5% compared with September 30, 2011. The Company is undertaking this workforce reduction in an effort to reduce operating costs in several of its operating units as well as its information technology and corporate shared services as part of an expanded cost savings program. The Company expects to record charges of approximately $4 million-$6 million in the fourth quarter of 2011 related to one-time termination benefits in the form of cash expenditures associated with severance payments. The estimate of charges that the Company expects to incur in connection with the workforce reduction is subject to a number of assumptions, and actual results may differ. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	November 3, 2011

EXHIBIT INDEX

Exhibit Number	Description
10.1	Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation. ✓±

10.2	Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell ✓*

10.3	CoreLogic, Inc.'s Amended 2011 Performance Incentive Plan ✓*

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

101	Extensible Business Reporting Language (XBRL)^

✓	Included in this filing
*	Management contract or compensatory plan or arrangement
±
Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith.  A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

^
Users of this data are advised that, in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.