Form 10-K
period 2011-12-31
CORELOGIC, INC.
filed 2012-02-29
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $1,773,549,000.
On February 24, 2012, there were 106,543,496 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2012 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CoreLogic Inc.

PART I

Item 1. Business

The Company

We were originally incorporated in California in 1894, and were reincorporated in Delaware on June 1, 2010 immediately following a transaction that spun off our financial services businesses, which we refer to as the "Separation" as more fully described below. Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”). In connection with the Separation, we changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms CoreLogic, the Company, we, our and us refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries. Our executive offices are located at 4 First American Way, Santa Ana, California 92707-5913, our telephone number is (714) 250-6400, and our website is www.corelogic.com.

The Separation

On June 1, 2010, we completed the Separation in which we spun off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation ("FAFC") through a distribution (the “Distribution”) of all of the outstanding shares of FAFC, to the holders of our common shares, par value $1.00 per share as of May 26, 2010. After the Distribution, we retained the information solutions businesses. To effect the Separation, we entered into a Separation and Distribution Agreement with FAFC that governs the rights and obligations of us and FAFC. It also governs our on-going relationship with FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between us and FAFC. In addition, we also entered into a Tax Sharing Agreement with FAFC as described in Note 10 -Income Taxes, a Restrictive Covenants Agreement, and we issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities. We repaid the promissory note in full in September 2011. See Note 12 - Employee Benefit Plans.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in FAFC’s operations. As a result of the Separation, we reflect the FAFC businesses in our consolidated financial statements as discontinued operations for the years ended December 31, 2010 and 2009. The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification. See Note 18 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.

In connection with the Separation transactions, we issued approximately $250.0 million in value, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we repurchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011. See further discussion at Note 19 - Transactions with FAFC.

Corporate Events

Conclusion of Review of Strategic Alternatives. On August 29, 2011, we announced that our Board of Directors had formed an independent committee to explore a wide range of options aimed at enhancing stockholder value including, but not limited to, cost savings initiatives, an evaluation of the Company's capital structure, possible repurchases of debt and common stock, the potential disposition of business lines, the potential sale or business combination of the Company and other alternatives. On February 27, 2012, we announced that the independent committee had concluded its strategic review. The independent committee determined that, after a thorough review of the various alternatives, it would be in the best interest of CoreLogic and its stockholders for the Company to continue its present strategic course toward increased value creation for stockholders.

Divestiture of Non-Core Businesses. As of September 30, 2011, we closed our marketing services business (LeadClick) and concluded we would actively pursue the sale of our consumer credit monitoring services, transportation services (comprised of our American Driving Records and CompuNet Credit Services businesses) and our wholly-owned appraisal management company businesses.

Acquisition of Tarasoft Corporation.  In September 2011, we completed our acquisition of Tarasoft Corporation, a provider of multiple listing service solutions, for a cash purchase price of C$30.0 million or $30.3 million. Tarasoft is part of the data and analytics segment.

Divestiture of CoreLogic India Operations and Entry into Outsourcing Arrangement. In August 2011, an affiliate of Cognizant Technology Solutions Corporation acquired CoreLogic Global Services Private Limited, our India-based captive operations. The purchase price for the transaction was $50.0 million in cash. As part of the transaction, we entered into a Master Professional Services Agreement and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-year periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments.

Acquisition of RP Data Limited. In May 2011, we completed our acquisition of the remaining controlling interest in RP Data Limited for A$147.2 million or $157.2 million. RP Data is an Australia-based provider of residential and commercial property information, including real estate data, electronic property valuations and consumer reports, throughout Australia and New Zealand. RP Data is included as part of the data and analytics segment.

Refinancing Transactions. On May 20, 2011, we entered into a senior notes indenture with certain of our subsidiaries named as guarantors therein and Wilmington Trust FSB, as trustee, under which we issued $400.0 million aggregate principal amount of 7.25% Senior Notes due 2021, which are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our credit facility.

In addition, on May 23, 2011, we entered into a credit agreement with one of our foreign subsidiaries, the guarantors named therein, the lenders and other parties thereto and Bank of America, N.A., as Administrative Agent. The credit agreement provides for a $350.0 million five-year term loan facility and a $550.0 million revolving credit facility (which includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility). The credit agreement also provides for the ability to increase the term loan facility and revolving facility commitments provided that the total credit exposure thereunder does not exceed $1.4 billion in the aggregate.

Acquisition of Dorado Network Systems Corporation. In March 2011, we completed our acquisition of the remaining controlling interest in Dorado Network Systems Corporation, a provider of open-technology platforms to mortgage originators, for $31.6 million in cash. Dorado is included as a component of the mortgage originations services segment.

Investment in Speedy Title & Appraisal Review Services LLC. In March 2011, we acquired a 50.1% interest in Speedy Title & Appraisal Review Services LLC ("STARS").  Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and discounted to $13.2 million as of December 31, 2011. STARS is considered a National Joint Venture in the mortgage origination services segment.

Sale of Investment in DealerTrack Holdings, Inc. During the first quarter of 2011, we disposed of our remaining investment in DealerTrack Holdings, Inc., a provider of software services to the automotive industry.  The sale of this investment, which was accounted for as a marketable equity security, generated a $24.9 million pre-tax gain in the first quarter of 2011.

Sale of Employer and Litigation Services Business. On December 22, 2010, the Company and an affiliate of Symphony Technology Group entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses for all-cash proceeds of $265.0 million. As a result of the sale, we recognized a loss on sale of discontinued operations, net of tax of $19.0 million, which included a tax benefit of $34.5 million. The businesses are reflected in our consolidated financial statements as discontinued operations and the results of those businesses in the prior years have been reclassified to conform to the 2010 classification. See Note 19 - Discontinued Operations for additional disclosures.

Acquisition of RealtyBid. In November 2010, we completed our acquisition of a portion of the remaining controlling interest in RealtyBid, a provider of online real estate auction sales, for $11.4 million in cash. We currently own 85% of the membership interests of RealtyBid, which is included as a component of the default services segment.

Acquisition of Noncontrolling Interest in CoreLogic Real Estate Solutions, LLC. In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s ownership interest in the CoreLogic Real Estate Solutions, LLC (formerly First American Real Estate Solutions LLC) joint venture. We completed the $313.8 million cash buy-out of the noncontrolling interest on December 31, 2010. We made a final profit distribution of $4.2 million and a tax distribution (based on fourth quarter 2010 profitability of the joint venture) of $0.1 million in the first quarter of 2011.

Acquisition of Noncontrolling Interest in CoreLogic Information Solutions Holdings, Inc. In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. (formerly First American CoreLogic Holdings, Inc.). On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in 2011 in exchange for additional consideration of $72.0 million. In February 2011, we agreed to pay all of the additional consideration in cash and we closed the transaction.

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

We believe that we offer our customers among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 787 million historical property transactions, over 93 million mortgage applications and property-specific data covering over 99% of U.S. residential properties exceeding 147 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

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

Our Data

Our data is the foundation of our products, analytics and services. Our data can generally be categorized as real property information, mortgage information and consumer information and includes the following:

Real Property Information	Mortgage Information	Consumer Information
* Land & Property Characteristic Information	* Recorded Mortgages, Juniors, & Private parties	* Multi-Family Resident Screening Information
* Property Ownership Information & History	* Loans w/ Detailed Mortgage Type & Purpose	* Landlord/Tenant Court Records
* Property Tax Payment Amounts, Status & History	* Mortgage Modifications, Assignments & Satisfactions	* Property Rental, Auto & Loan Applications
* Property Sales Information & History	* Pre-foreclosures & Foreclosures	* Consumer Credit Information & History
* Flood & Hazard Information	* Mortgage Applications	* Under-banked credit payments & history
* Involuntary Liens & Judgments	* Mortgage Servicers: Delinquency, Prepayment &	* Criminal records
* Geo-coded Parcel Maps	* Performance Information	* Bankruptcy Records
* Legal Descriptions	* Non Agency MBS/ABS Securities: Delinquency, Pre-payment & Performance Information	* Involuntary Liens and Judgments
* Building Sketches		* SSN & Income Verifications
* Property Photos		* Sex Offender Registry
* Recorded Document Images
* MLS Listing Information & History

We obtain our data from a variety of sources, including data contributed by our customers, data gathered from public sources and data purchased from data aggregators.

For data contributed by our customers, we generally enter into agreements with our customers that govern our use of the data they contribute. These contractual arrangements often permit our customers to use our solutions which incorporate their data. We structure our agreements with our customers to specify the particular uses of the data they contribute and to provide the levels of data privacy and protection required by the contributing party. Our contributed data includes loan performance information (from loan servicers, trustees, securitizers, issuers and others), mortgage, auto, property rental and under-banked loan applications from various loan originators, landlords and property owners. We gather property listing and tenant/landlord rental information from Boards of Realtors®, real estate agents, brokers, landlords, and owners of multi-tenant properties. We collect appraisals, broker price opinions and property valuations from appraisers, brokers and real estate agents. We receive consumer credit history information from lenders, auto dealers and other customers.

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

In addition, we purchase or license data from data aggregators under contracts that we believe reflect prevailing market pricing for the data elements purchased and which govern the terms of our use of the data. Generally, these agreements have multi-year terms which may or may not automatically renew.

Products and Services

In connection with the closure of LeadClick (our marketing services business), and the planned disposition of our consumer credit monitoring services, transportation services and our wholly-owned appraisal management company businesses, in the fourth quarter of 2011 we reorganized our reportable segments into the following three segments: data and analytics, mortgage origination services and default services. The following table sets forth the key products and services we offer in each of these three reporting segments:

Reporting Segment	Key Products and Services

Data and Analytics
Information and analytics products (including property and mortgage securities information)
Tenancy data and analytics products
Under-banked credit services
Realtor solutions (Multiple Listing Services ("MLS"))

Mortgage Origination Services	Tax services Flood data services and licenses Credit solutions National joint ventures (providing appraisal, credit and other settlement services to loan originators) Lending solutions

Default Services	Field services (property preservation) Broker price opinions ("BPOs") Real estate owned ("REO") asset management and other default services Default technology

We believe that we hold the leading market share position for many of our products and services, including:

•	tax services, based on the number of loans under service;

•	flood zone determinations, based on the number of flood zone certification reports issued;

•	credit reporting services to the United States mortgage lending industry, based on the number of credit reports issued;

•	property data services, based on the number of inquiries;

•	automated appraisals, based on the number of reports sold; and

•	MLS, based on the number of active desktops.

We derived approximately 46.5% of our 2011 operating revenues from businesses whose volumes are related to mortgage originations and non-default servicing. Historically, the greatest volume of mortgage and real estate activity, particularly residential resale, has occurred in the spring and summer months.

Financial information regarding each of the Company’s business segments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II of this report.

Data and Analytics

Our data and analytics segment offers access to data assets including real estate information (such as property characteristic information, mortgage information, collateral information, and images of publicly recorded documents relating to real property), mortgage-backed securities information, criminal and eviction records, employment verification, and under-banked credit information. We license our data directly to our customers and provide our customers with analytical products and services for risk management, collateral assessment and fraud prediction. We also provide consumer screening and risk management for the multi-family housing and under-banked credit services industries. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies, property management companies and government-sponsored enterprises.

More detailed descriptions of our data and analytics key products and services are shown below:

Information and Analytics. We are a leading provider of fraud detection, collateral and mortgage performance analytics and real estate and mortgage-backed securities information. We use our data to link property location and characteristics, real estate transactions and consumer and loan information to provide useful insights and analysis for our customers. Our customers span many industries, including mortgage lending, government, capital markets, consumer-direct, property and casualty insurance, direct marketing, utilities, and retail. Our products and services include:

Data and information. We obtain, normalize and aggregate real estate property and loan data and make such data available to our customers with a standard format over the web or in bulk data form. Additionally, using our data and proprietary technology, we offer a number of value-added services that help our customers make risk assessments, determine property values and track market performance.

Property valuation analytics and services. We offer our customers a host of property valuation services in an effort to assist them in assessing their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include, among others, automated valuation models, or AVMs, collateral risk scores, appraisal review services and valuation reconciliation services.

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

Other predictive analytics and mortgage-backed securities analytics and advisory services. We offer tools that enable our customers to take proactive steps with respect to their mortgage-backed securities, loan and real property portfolios. We also provide advisory services that allow holders of mortgage-backed securities, loan and real property portfolios to gain insight on the value, quality and attributes of those assets. For example, we provide default propensity tools as well as due diligence and property valuation services in connection with the marketing and sale of loan portfolios in the secondary market.

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

Realtor Solutions. We believe we are the leading provider of real estate listing software systems, with more than 50% of all U.S. and Canadian real estate agents having access to our product. Our flagship software platform is customizable to meet our customers’ needs, while maintaining a single code base. We integrate customer data with our robust property information, resulting in a comprehensive historical record on almost all residential properties in the U.S.

Mortgage Origination Services

We provide loan origination and closing-related services and solutions to mortgage originators, including tax services and flood and data services. The segment's primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies. We are also a member in several joint ventures that provide settlement services in connection with residential mortgage loans.

Tax Services. We believe that we are currently the largest provider of property tax services in the U.S. We procure and aggregate property tax information from over 20,000 taxing authorities. We use this information to advise mortgage originators and servicers of the property tax payment status on their loans and to monitor that status for the life of the loans. If a mortgage lender requires tax payments to be impounded on behalf of its borrowers, we can also monitor and oversee the transfer of these funds to the taxing authorities and provide the lender with payment confirmation. Under a typical tax service contract we, on behalf of the mortgage originators and servicers, monitor the real estate taxes owing on properties securing such originators’ and servicers’ mortgage loans for the life of such loans. In general, we indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. We also may indemnify mortgage lenders against losses for any failure to make transfers to taxing authorities.

Flood Data Services. We believe that we are currently the largest provider of flood zone determinations in the U.S. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan. We provide flood zone determinations and geospatial data to mortgage lenders and insurance companies. We typically furnish a mortgage originator or servicer with a report as to whether a property lies within a governmentally delineated flood hazard area and then monitor the property for flood hazard status changes for as long as the loan is active.

Credit Solutions. We believe that we are a leading provider of credit services in the U.S. mortgage and transportation markets, providing comprehensive solutions that help our customers meet their lending, leasing and other consumer credit automation needs. We are a leading reseller of credit information and also provide merged credit reports with information from each of the three U.S. primary credit bureaus.

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

Lending Solutions. We provide cloud computing-based lending solutions to the financial services market through a comprehensive suite of enterprise lending automation solutions. Our solutions automate lending activities, consolidate functions and connect lenders with their partners and consumers in a collaborative, real-time environment in order to help lenders originate, price and fulfill consumer loans.

Default Services

We provide analytical and outsourcing services primarily relating to defaulting and foreclosed mortgage loans to financial institutions, government and governmental-sponsored enterprises and other companies.

Field Services (Property Preservation). We inspect, preserve, maintain and, where required, register vacant properties with local authorities on behalf of our mortgage servicer customers.

Broker Price Opinions. Through our BPO business, we offer mortgage servicers and investors a cost-saving valuation alternative to traditional appraisals. BPOs validate property information with a visual external inspection by a qualified, licensed local real estate professional supplemented by recent sales activity and competitive listing information.

REO Asset Management and Other Default Services. We provide services to help shorten mortgage servicers’ time-to-market for REO properties, which are designed to optimize returns and mitigate fraud. We cure title issues, determine property tax status, and resolve any homeowners’ association and municipal code violations. We provide property recovery services, including eviction logistics. We value the asset using one or more of our full range of valuation products. We also offer marketing and closing services. Our automated asset management system is designed to be available 24 hours a day, seven days a week to our customers.

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

Corporate and Eliminations

In addition to our three reporting segments, we also have a corporate and eliminations group, which includes costs and expenses not allocated to our segments.

The following table sets forth our revenues for the last three years from our segments which have been restated to correspond to the change in our reportable segments which took place in the fourth quarter of 2011:

(in thousands)	2011	% of Total Operating Revenue	2010	% of Total Operating Revenue	2009	% of Total Operating Revenue
Data and analytics	$525,350	39.2%	$444,690	34.7%	$436,458	32.8%
Mortgage origination services	504,872	37.7%	484,940	37.9%	518,882	39.0%
Default services	329,273	24.6%	368,536	28.8%	360,638	27.1%
Corporate and eliminations	(20,948)	(1.6)%	(17,890)	(1.4)%	14,184	1.1%
Operating revenue	$1,338,547	100.0%	$1,280,276	100.0%	$1,330,162	100.0%

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

Our most significant customer relationships tend to be long-term in nature and we typically provide a number of different services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers, with 40.3% of our 2011 operating revenues being generated by the ten largest U.S. mortgage originators. During the year ended December 31, 2011, one customer, Wells Fargo, N.A., accounted for approximately 11.4% of our consolidated operating revenues.

Competition

We offer a diverse array of specialized products and services which compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do and therefore we compete with a broad range of entities.

Our data and analytics segment competes with entities that provide access to data, data-based analytical products and services or credit-reporting services as part of their product offerings, including Equifax Inc., Lexis-Nexis, Lender Processing Services, Inc. (LPS), the property information assets of Decision Insight Information Group, Inc. (formerly the property information assets of MacDonald Dettwiler), TransUnion Corp., and Verisk Analytics, Inc. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into customer systems. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources which are not widely available, the volume of records we maintain and our ability to provide data spanning a historical period of time that we believe, with respect to certain data sets, exceeds comparable data sets of most of our competitors.

Our mortgage origination and default services segments compete with third-party providers such as LPS, which provides multiple product lines, as well as with niche players like Safeguard Properties, a provider of field services or Clear-Capital.com, Inc., a provider of valuation services, as well as credit reporting agencies such as Equifax, Inc., and Experian plc. With these services we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation. Larger-scale business process outsourcers also present an emerging competitive factor for some of our service-based businesses.

Sales and Marketing

Our sales strategy is primarily customer-focused and is structured around customer size. For our largest customers, we assign a sales executive who is exclusively responsible for managing that overall customer relationship. For our remaining large and mid-sized customers, a sales executive will have responsibility for multiple customers depending on the size of that sales executive’s customer portfolio. Our sales executives have key contacts within each customer’s business units and play an important role in maintaining current business relationships as well as prospecting for new business. The sales executives understand the current marketplace environment and have extensive knowledge of our customers’ internal operating structure and business needs. This relationship creates a strategic partnership between us and our customers which allows us to develop and implement customized solutions responsive to our customers’ needs in a prompt and efficient manner.

Smaller and more regional customers are primarily managed through our telesales operations. Our telesales operations are responsible for working with mortgage and real estate brokers, appraisers, real estate agents, as well as correspondents and other lenders.

Several of our business units have sales teams and subject matter experts that specialize in specific products and services. These sales teams and subject matter experts work collaboratively with our sales executives and our telesales operations to assist with customer sales by combining our data, products and services to meet the specific needs of each of our customers. They may be assigned to assist with sales in targeted markets, for certain categories of customers or for particular service groups. Our marketing activities include direct marketing, print advertising, media relations, public relations, tradeshows, convention activities, seminars, and other targeted activities. Our strategy is to use the most efficient delivery system available to successfully target and engage new customers and build awareness of our services.

 Acquisitions and Divestitures

Historically, our growth into new products and services was facilitated and accelerated through acquisitions. We continually evaluate our business mix and seek to optimize our business structure through acquisitions, divestitures and joint ventures with a view to promoting our long-term strategy. We will continue to evaluate our existing businesses for alignment with our long-term strategy.

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

We have 27 issued patents covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have approximately 67 patent applications pending in these and other areas. We believe the protection of our proprietary technology is important to our success and we intend to continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

In addition, we own more than 277 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks and logos are material to our business as they assist our customers in identifying our products and services and the quality that stands behind them.

We own more than 115 registered copyrights in the U.S., covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website contents that are protected under common law copyright. We believe our written materials are essential to our business as they provide our customers with insight into various areas of the financial and real estate markets in which we operate.

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

Information Technology

Technology. Our technology infrastructure enables us to deliver a platform of solutions to our customers. Our private cloud-based computing environment is both agile and innovative, which we believe are the cornerstones of our customer platform, enabling us to deliver secure and compliant answers to our customers' needs.  A highly secure and certified network of systems within the dual purpose-built data centers combined with enterprise-level service operations positions us uniquely in the market. Additionally, our platform stores, processes and delivers our data and our propriety technologies which are the foundation of our business and the development of our solutions.  We operate a leading-edge computing information technology environment that allows us to operate flexible systems designed to deliver increased capacity on demand and agility to change when customer needs demand speed of delivery. Virtualization is also intended to optimize business processes and increase availability and reliability of our systems.   Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering our applications, data and analytics as a solution to our customers.

Data Centers. We primarily operate two data centers - one in California and one in Texas. Our data centers are designed to provide our customers uninterrupted connectivity even in the event of a catastrophic regional outage.

Security. We have deployed a wide range of physical and technology measures, along with a mature governance program, designed to ensure the security of our information technology infrastructure, personnel and data. Our governance program has implemented robust corporate information security policies, an information security awareness training program along with an enterprise compliance program. For physical security, both of our primary data centers are located on Company campuses and are managed by information technology managers, all of whom are ITIL-certified. As it relates to technology measures, our digital security framework provides layered protection designed to secure both active and inactive virtual machines in our private cloud environment. This virtual security process employs dedicated virtual machines that regularly scan all of our systems. These measures are designed to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware, and prevent data breaches. As our physical and virtual security solutions run in tandem, we are better able to identify suspicious activities and implement preventive measures.

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

The Fair Credit Reporting Act (FCRA) governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies, and the ability of consumers to access and dispute information held about them. A number of our databases and services are subject to regulation under the FCRA. The Fair and Accurate Credit Transactions Act of 2003 (FACT Act) amended the FCRA to add a number of additional requirements. These include requirements concerning free annual credit reports, consumers' rights to include fraud alerts on their credit files, the development of procedures to combat identity theft, procedures for the accuracy and integrity of the information reported to consumer reporting agencies, notices in connection with credit pricing decisions based on credit report information, and restrictions on the use of information shared among affiliates for marketing purposes. Certain of the FACT Act requirements are applicable to our businesses.

The Gramm-Leach-Bliley Act (GLBA) regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating the sharing of information, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative, and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

The Drivers Privacy Protection Act prohibits the public disclosure, use or resale by any state's department of motor vehicles of personal information about an individual that was obtained by the department in connection with a motor vehicle record, except for a “permissible purpose.”

Other federal and state laws also impose requirements relating to the privacy of information held by us. Certain state laws require consumer reporting agencies to implement “credit file freezes” at an individual's request, which allows those individuals - particularly victims of identity theft - to place and lift a “freeze” on access to the credit file. A number of states also have enacted security breach notification legislation, which requires companies to notify affected consumers in the event of security breaches.

The Consumer Financial Protection Bureau (CFPB) issued a proposed rule on February 16, 2012 that will regulate “larger market participants” including consumer reporting agencies. The rule, if implemented, will result in at least two of our credit services businesses being subject to supervision and examination by the agency. We will not be in a position to assess the impact of the new rule on our business until the proposed rule becomes final, likely in July 2012, and the CFPB subsequently announces it supervision program.

The privacy and protection of consumer information remains a developing area, and we continue to monitor legislative and regulatory developments at the federal, state and local level.

Regulation of Settlement Services

The Real Estate Settlement Procedures Act (RESPA) along with related regulations, has historically been enforced by the U.S. Department of Housing and Urban Development, but on July 21, 2011, this authority passed to the CFPB. There have been no indications from the CFPB whether there will be any changes to the way in which the law has been interpreted or enforced. RESPA generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax services and automated valuation model (AVM) reports to residential mortgage lenders as well as our National Joint Venture relationships are structured and operated in a manner intended to comply with RESPA and related regulations.

Regulation of Property Valuation Activities

Real estate appraisals, appraisal management companies, BPOs and AVMs are all subject to federal and/or state regulation. The interagency guidance jointly issued by the federal financial institution regulators and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and implementing rules and guidance thereunder, have expanded regulation of these activities. Increasingly, states are also regulating and requiring licensure of appraisal management companies such as our valuation business. Among the ways these activities are regulated are the following:

•
The Dodd-Frank Act imposes more stringent requirements on appraiser independence and on the nature and disclosure of appraisal management company (AMC) fees and activities, including ensuring the fees the AMC pays to appraisers are customary and reasonable. The Dodd-Frank Act also provides for replacement of the Federal Housing Finance Agency's Home Valuation Code of Conduct with new regulations promulgated by the federal financial institutions regulators;

•	AVMs are now subject to more explicit and detailed quality control requirements, and copies of AVM reports will be required to be provided by creditors to loan applicants;

•	The use of BPOs has been restricted somewhat; and

•
The increased regulation of AVMs and BPOs has created opportunities for expanded use of these tools in the residential mortgage lending industry, and we have introduced new products to make use of these new opportunities.

Regulation of Loss Mitigation, Collection and other Mortgage Default-related Activity

Our default services segment assists mortgage loan servicers in handling various stages of the default, loss mitigation and REO management process. Increasingly, these activities require licensure or are otherwise regulated. For example, some loss mitigation services which assist in the evaluation and completion of loan modifications have become subject to the Secure and Fair Enforcement for Mortgage Licensing Act and analogous state statutes, and require state licensure of our entities and personnel, which we either have obtained or are currently in the process of obtaining. Likewise, the Fair Debt Collection Practices Act and similar state laws apply to loss mitigation activities. Lien release statutes affect some document processing we conduct on behalf of servicers. Similarly, our field services operations must comply with applicable state and local rules regarding securing and preserving properties, code enforcement and in some circumstances even eviction and unlawful detainer.

The proposed “larger market participants” rule issued by the CFPB on February 16, 2012 will also regulate “consumer debt collectors”, if implemented. This includes businesses that collect or attempt to collect, directly or indirectly, any debt owed or due or asserted to be owed or due to a third party and related to any consumer financial product or service. The CFPB specifically notes that the definition is designed to include debt collection activities undertaken by third-party collectors, law firms, attorneys, and debt buyers. We will not be in a position to assess the impact of the proposed rule, if any, on our default services segment until the proposed rule becomes final, likely in July 2012, and the CFPB subsequently announces its supervision program.

Regulation and Potential Examination by Consumer Financial Protection Bureau and Federal Financial Institution Regulators

The CFPB now serves as the principal federal consumer protection regulator for financial products and services. As such, this new regulator has significant rulemaking authority under existing federal statutes (including the FCRA, the GLBA, and RESPA), as well as the authority to conduct examinations of and bring enforcement actions against certain providers of financial products and services. Currently, the Federal Trade Commission (FTC) and the CFPB are the Company's primary federal regulators in this area. Under the CFPB's proposed “larger market participant” rule as well as because of the services we perform directly and the services we provide to other companies, the CFPB will likely also have authority over us.

The Bank Service Company Act permits the federal financial institutions regulators to examine vendors, such as us, that provide outsourced services to their regulated entities. The Dodd-Frank Act reiterated this authority. In addition, settlement agreements entered into between the Office of the Comptroller of the Currency and a number of our largest customers related to mortgage servicing practices require that providers of certain outsourced services be examined by the OCC. We are beginning to experience such examinations and are fully cooperating with both our customers and the federal examiners. This increased level of scrutiny may cause an increase in the cost of compliance for us.

Enhanced regulation in the area of financial as well as personal data privacy, which could significantly impact some of our business practices, is possible, as this is an area where both the FTC and the CFPB will have jurisdiction. It is too early to assess the financial and operational impact to our business of this heightened regulation.

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

Employees

As of December 31, 2011, we had approximately 5,511 employees, of which approximately 5,138 were employed in the U.S. and 373 outside the U.S.

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

Item 1A. Risk Factors

 Risks Related to Our Business

1.
We depend on our ability to access data from external sources to maintain and grow our businesses. If we are unable to access needed data from these sources or if the prices charged for these services increase, the quality, pricing and availability of our products and services may be adversely affected, which could have a material adverse impact on our business, financial condition, and results of operations.

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our customers. Our data sources could withdraw their data from us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or the cost becomes economically unfeasible, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements with them, there is no assurance that we will obtain new agreements with other suppliers on terms favorable to us, if at all. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, some of our suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute sources of data on more favorable economic terms.

2.
Failure to comply with government regulations or changes in government regulations could result in regulatory penalties or prohibit or limit our or our customers' operations or make it more burdensome to conduct such operations, which could have a material adverse effect on revenues, earnings and cash flows.

Many of our and our customers' businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers and our customers' auditors and regulators. Moreover, since we provide a variety of key services to federally regulated financial institutions, it appears more likely that federal financial institution regulators will also seek to perform compliance examinations on various parts of our operations. In addition, several of our largest bank customers are subject to consent orders with the Office of the Comptroller of the Currency which require them to exercise greater oversight and perform more rigorous audits of their vendors like us.

Additional changes in the applicable regulatory environment or interpretations of existing regulations or statutes or enhanced governmental oversight of us or our customers could negatively affect our operations. These changes may compel us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows.

In addition, the Dodd-Frank Act and the extensive regulations being promulgated thereunder materially alter consumer and financial markets regulation. The Dodd-Frank Act expands regulation of real estate appraisals, appraisal management companies, BPOs and AVMs. We also believe it is likely that some of our activities, such as our credit reporting businesses, will be subject to examination and more active oversight by the Consumer Financial Protection Bureau created by the Dodd-Frank Act.  If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations continue to have a negative impact on our customers, we may experience customer losses or increased operating costs, and our business and results of operations could be negatively affected.

3.	Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning the use of consumer data. We provide many types of consumer data and related services that already are subject to regulation under the FCRA, the GLBA, and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. Failure to comply with these laws by us could result in substantial regulatory penalties, litigation expense and loss of revenue.

In addition, our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Any such restrictions may reduce the quality and availability of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

4.
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Unauthorized access could jeopardize the security of information stored in our systems and can lead to "phishing" schemes whereby unauthorized persons pose as employees or other valid personnel and seek to obtain personal or confidential information from our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data.

Likewise, our customers are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large customers, it could negatively affect our relationships with those customers or increase our operating costs, which could harm our business or reputation.

5.	Systems interruptions may impair the delivery of our products and services, causing potential customer and revenue loss.

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. We depend heavily upon computer systems located in our data centers, including our centers in Santa Ana, California and Westlake, Texas. Certain events beyond our control, including natural disasters and telecommunications failures, could interrupt the delivery of products and services. These interruptions also may interfere with our suppliers' ability to provide necessary data and our employees' ability to attend work and perform their responsibilities. Such interruptions and intrusions may cause a loss of customers or a loss in revenue.

6.
Our revenue from customers in the mortgage and consumer lending industries is affected by the volume of real estate transactions. As a result, declines in transaction volumes in these industries may materially adversely affect our business and results of operations.

A significant portion of our revenue is generated from solutions we provide to the mortgage and consumer lending industries. These industries have been affected by decreased volumes in mortgage origination and residential real estate transactions. Reductions in these transaction volumes could materially adversely affect our business, financial condition and results of operations. In addition, declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle continue to negatively affect the demand for many of our products and services in our default services segment. These economic conditions have also had an impact on and continue to impact the performance and financial condition of some of our customers in many of our businesses, which may lead to negative impacts on our revenue, earnings and liquidity.

7.
We do not solely control the operations and dividend policies of our partially-owned affiliates, including our National Joint Ventures. A decrease in earnings or dividends from these joint ventures could have a negative impact on our earnings and cash flow.

In our National Joint Ventures with some of our largest customers, we share control of the management of the operations of the joint venture with the other partner.  As a result, we cannot solely dictate the business strategy, operations or dividend policies of these joint ventures without the cooperation of the respective partners. A decrease in earnings and dividends derived from these joint ventures could have a negative impact on our earnings and cash flow, and we may not have the ability to prevent such a decrease. In addition, our joint venture partners could decide to exit the joint venture or otherwise terminate the operations, which could have a material adverse effect on our business and results of operations.

8.
We rely on our top customers for a significant portion of our revenue and profit, which makes us susceptible to the same macro-economic factors that our customers face. If these customers are negatively impacted by current economic conditions, or if the terms of our relationships with these customers change, our business, financial condition and results of operations could be adversely affected.

The ten largest U.S. mortgage originators generated 40.3% of our 2011 operating revenues for the year ended December 31, 2011, and one customer, Wells Fargo, N.A., accounted for 11.4% of our 2011 operating revenues. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in any of these relationships could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations.

9.	We rely upon proprietary technology and information rights, and if we are unable to protect our rights, our business, financial condition and results of operations could be harmed.

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

10.
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

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as non-practicing entities, software providers or suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used we may be subject to claims of infringement. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;

•	require us to redesign our applications, if feasible;

•	divert management's attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

11.	Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding debt.

We have a significant amount of indebtedness. As of December 31, 2011, our total debt is approximately $908.3 million, and we have unused commitments of approximately $499.0 million under our credit facilities.

Subject to the limitations contained in the credit agreement governing our credit facilities, the indenture governing the 7.25% senior notes and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes, our credit facilities and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and investments or acquisitions or other general corporate purposes;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased rates as certain of our borrowings, in particular the borrowings under our credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industries in which we compete;

•	placing us at a disadvantage compared to other less leveraged competitors; and

•	increasing our cost of borrowing.

12. The instruments governing our indebtedness subject us to various restrictions that could limit our operating flexibility.

The indenture governing the notes and the credit agreement governing our credit facilities each impose operating and financial restrictions on our activities. These restrictions include the financial covenants in our credit facilities which require on-going compliance with certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio. The operating and financial restrictions in the indenture or the credit agreement could limit or prohibit our ability to, among other things:

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

These restrictions on our ability to operate our business could impact our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities that might otherwise be beneficial to us. Our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all our debt.

13. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and holders of the notes or the lenders under our credit facilities could declare all outstanding principal and interest to be due and payable, and the lenders under our credit facilities could terminate their revolving commitments to loan money and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

14.	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2011, we had approximately $908.3 million in long-term debt outstanding, of which approximately $392.3 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $195.0 million of our floating rate debt from variable to fixed rate as of December 31, 2011. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $2.0 million change to interest expense for the year ended December 31, 2011.

15. We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The markets for our products and services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors, such as the credit bureaus, have substantial resources. Some have widely-used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These competitors and new technologies may render our existing technology obsolete, resulting in operating inefficiencies and increased competitive pressure. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

16.	The acquisition and integration or divestiture of businesses by us may not produce the desired financial or operating results.

During 2011, we completed the acquisitions of various businesses in separate transactions, and announced the planned divestiture of certain other businesses to better align with our strategic focus. Expected benefits, synergies and growth from these initiatives may not materialize as planned. In addition, we may have difficulty integrating our completed or any future acquisitions into our operations. If we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, customers and strategic partners, distract management attention, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. In addition, our future business strategy may include growth through strategic acquisitions, and we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms.

17.
Our international outsourcing service providers and our own international operations subject us to additional risks, which could have an adverse effect on our results of operations. Dependence on these operations, in particular our outsourcing arrangements, may impair our ability to operate effectively.

Over the last few years, we have reduced our costs by utilizing lower cost labor outside the U.S. in countries such as India and the Philippines, primarily through outsourcing arrangements. These countries are subject to relatively higher degrees of political and social instability than the U.S. and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can impact our ability to deliver our products and services on a timely basis if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of our customers may require us to use labor based in the U.S. We may not be able to pass on the increased costs of higher-priced U.S.-based labor to our customers, which ultimately could have an adverse effect on our results of operations.

There is a possibility that the foreign countries in which we have outsourcing arrangements or operate could adopt new legislation or regulations that would adversely affect our business by making it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or FCPA. Any violations of FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

18. We may not realize the full benefit of our outsourcing arrangements, which may result in increased costs, or may adversely affect our service levels for our customers.

We outsource various business process and information technology services to various third parties, including the outsourcing arrangement we entered into with a subsidiary of Cognizant Technology Solutions, and may outsource additional functions to third-party providers in the future. Under our outsourcing arrangements, we rely on the outsource partners to provide services on a timely and effective basis. Although we have service level arrangements governing the performance of these third parties, we do not ultimately control the performance of our outsourcing partners. To the extent our customers object to the outsourcing of services we provide for them either because the services are provided offshore or because of quality issues, we may be required to perform such services directly at a higher cost. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations, and to the services we provide to our customers, which could materially and adversely affect our business, customer relationships, financial condition, operating results and cash flow.

Our outsourcing arrangement with Cognizant Technology Solutions subjects us to a net cumulative minimum commitment of approximately $303.5 million, plus applicable inflation adjustments, over the next five years, which we are required to pay regardless of the actual value of the services it provides. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under this outsourcing agreement.

19.
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

20.	We have substantial investments in recorded goodwill as a result of prior acquisitions and an impairment of these investments would require a write-down that would reduce our net income.

In accordance with generally accepted accounting principles, or GAAP, existing goodwill is not amortized but instead is required to be assessed for impairment annually or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. In the event of significant volatility in the capital markets or a worsening of current economic conditions, we may be required to record an impairment charge, which would negatively impact our results of operations. Possible future impairment of goodwill under accounting guidance may have a material adverse effect on our business, financial condition and results of operations.

21. The impact and results of the announcement that we were evaluating strategic alternatives, and the subsequent announcement that the review has terminated, are uncertain.

On August 29, 2011, we announced that our Board of Directors formed a committee of independent directors to explore a wide range of strategic alternatives aimed at enhancing stockholder value including, but not limited to, cost savings initiatives, an evaluation of our capital structure, possible repurchases of debt and common stock, the potential disposition of business lines, the potential sale or business combination of us and other alternatives. On February 27, 2012, we announced that the independent committee had concluded its review of strategic alternatives. The independent committee determined that, after a thorough review of the various alternatives, it would be in the best interest of CoreLogic and its stockholders for the Company to continue its present strategic course toward increased value creation for stockholders. Although now concluded, the strategic review process added a level of uncertainty to our business and operations, including in the customer purchase and renewal and employee hiring and retention contexts. In addition to the business risks, the market price of our common stock could continue to be subject to fluctuation.

22. We may not be able to effectively achieve our cost-containment or growth strategies, which could adversely affect our financial condition or results of operations.

Our cost-containment and growth strategies include strategic outsourcing, labor management, streamlining functions and improving overall processes. Although we have implemented many of these plans, we cannot guarantee that we will be able to realize all of the projected benefits of our cost-containment and growth strategies. Our cost-containment efforts could impair our ability to attract and retain resources and can also prohibit us from being able to execute effectively and efficiently on our plans.

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

In connection with the Separation we received a private letter ruling from the IRS to the effect that, among other things, certain internal transactions undertaken in anticipation of the Separation will qualify for favorable treatment under the Code, the contribution by us of certain assets of the financial services businesses to FAFC, and the pro-rata distribution to our shareholders of the common stock of FAFC will, except for cash received in lieu of fractional shares, qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, we received opinions of tax counsel to similar effect. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from us and FAFC regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinions that were not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or FAFC after the Separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

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

Prior to the Distribution, FAC issued to FAFC and FAFC's principal title insurance subsidiary a total of approximately 13 million shares of common stock, which represented approximately 11% of FAC's shares outstanding at the time of the issuance. In addition, in November 2009 FAC issued approximately 9.5 million shares of common stock in connection with its acquisition of the minority interest shares of it's then publicly traded subsidiary, First Advantage Corporation. This represented approximately 9% of FAC's shares currently outstanding. Both of these issuances could count towards the 50% limitation, which could hinder our ability to issue additional shares during the two year period following the Distribution. If an acquisition or issuance of our common stock or FAFC's common stock triggers the application of Section 355(e) of the Code, we would recognize taxable gain for which FAF could be wholly or partially liable as described above.

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

Pursuant to the private letter ruling received from the IRS in connection with the Separation, FAFC and its wholly-owned subsidiary First American Title Insurance Company (“FATICO”) will be required, respectively, to dispose of the retained shares of our common stock by June 1, 2015. As a result, FAFC and FATICO, respectively, may be required to sell some or all of its retained shares of our common stock at a time when it might not otherwise choose to do so. Furthermore, any such disposition by FAFC or FATICO, respectively, of its shares of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock. On April 11, 2011, we repurchased 4.0 million shares of our common stock from FATICO for an aggregate cash purchase price of $75.8 million.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we lease approximately 1.9 million of rentable square feet. We maintain our executive offices at 4 First American Way in Santa Ana, California, where we lease approximately 107,000 rentable square feet from FAFC. We also lease approximately 46,000 rentable square feet at 2 MacArthur Place in Santa Ana, California. Both leases expire on December 2012. We have entered into a new lease for our executive offices at 40 Pacifica in Irvine, California, which begins in August 2012 and expires July 2021.

We lease three properties in Westlake, Texas with approximately 665,000 square feet that expire on March 2017. We maintain offices for our mortgage origination services and default services segments on these properties.

We lease multiple other properties in California, Texas, Florida, Maryland and other states. Approximately 90,000 of rentable square feet are maintained in international locations, primarily in Australia. These properties are primarily used as offices and have multiple expiration dates. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

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

In addition, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations. With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against CoreLogic Valuation Services, LLC (“CVS”), f/k/a eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates.

The FDIC complaint alleged that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans. On November 14, 2011, the Court granted the defendants' motion to dismiss the FDIC's gross negligence, alter ego, single business enterprise and joint venture claims, and a portion of the breach of contract claim. On November 30, 2011, the FDIC filed its first amended complaint, alleging only breach of contract claims and naming only CVS f/k/a eAppraiseIT and its parent CoreLogic Real Estate Solutions, LLC f/k/a First American Real Estate Solutions, LLC as Defendants. FDIC seeks to recover losses of at least $129.0 million it alleges WaMu suffered on loans allegedly related to the appraisal services. On February 6, 2012, the Court granted the defendants' motion to dismiss the FDIC's $16.0 million breach of contract claim related to 26 appraisal services allegedly provided before the effective date of the WaMu - eAppraiseIT Agreement. On February 16, 2012, the FDIC filed a second amended complaint reasserting that claim.

We intend to defend against these claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

New York Attorney General

On November 1, 2007, the New York Attorney General filed a complaint in New York state court against First American Corporation (“First American”) and eAppraiseIT, LLC ("eAppraiseIT"). CoreLogic and its subsidiary, CoreLogic Valuation Services, LLC (“CVS”), are the successors in interest to First American and eAppraiseIT.

The lawsuit concerns appraisal services eAppraiseIT obtained for Washington Mutual Bank (“WaMu”) in New York in 2006-2007. The Attorney General alleges that eAppraiseIT acceded to pressure from WaMu and agreed to use a panel of appraisers chosen by WaMu's loan origination staff because they provided high values and that First American and eAppraiseIT falsely represented to the public that the appraisals produced through their efforts were independent of the lender and in compliance with Uniform Standards of Professional Appraisal Practice. The Attorney General subsequently dropped the damages claims, but continues to seek civil penalties, restitution, disgorgement, and unspecified injunctive relief. On November 22, 2011, the Court of Appeals of New York issued a divided ruling affirming lower court decisions denying the defendants' motion to dismiss the complaint on grounds that the Attorney General's claims are preempted by federal law. On February 22, 2012, CoreLogic and CVS filed a petition for a Writ of Certiorari with the United States Supreme Court seeking review of the Court of Appeals decision. The case has been set for trial beginning May 1, 2012 in New York state trial court.

We have denied the allegations and are defending against the claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of the claim.

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against Teletrack, Inc. ("Teletrack"), one of our subsidiaries. The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and cost of suit. On September 20, 2011, we filed a Motion to Dismiss the complaint in its entirety. We intend to defend against this claim vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

Separation

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2011, management determined that no reserves were necessary.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". Concurrently with the Separation on June 1, 2010, we changed our trading symbol from "FAF" (our trading symbol prior to the Separation) to CLGX. The approximate number of record holders of our common stock on February 24, 2012 was 3,103.

The market prices in the table below include the value of the financial services business (which were spun off in the Separation) through June 1, 2010. High and low stock prices and dividends declared for the last two years were as follows:

	2011			2010
	High	Low	Dividends	High	Low	Dividends
Quarter ended March 31,	$20.91	$17.24	$—	$35.69	$29.57	$0.22
Quarter ended June 30,	$18.93	$16.32	$—	$21.15	$17.66	$—
Quarter ended September 30,	$16.93	$7.80	$—	$20.19	$17.27	$—
Quarter ended December 31,	$14.37	$10.38	$—	$18.86	$17.48	$—

We do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with agreements governing our outstanding debt and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of this report will appear in the sections entitled “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) in connection with our 2012 annual meeting of stockholders, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, we will file an amendment to this Annual Report on Form 10-K to include the information required by Item 5.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2011, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2011, we did not make any purchases of our common shares. Our stock repurchase plan was initially approved by the Board of Directors and announced by us on May 18, 2004. The Board authorization was subsequently amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006, and January 15, 2008. The stock repurchase plan has no expiration date. This plan provides for the repurchase of up to $800 million shares of our common stock. During the year ended December 31, 2011, we repurchased 5.5 million shares under this plan and cumulatively we have repurchased shares of our common stock with an aggregate value of $571.6 million (including commissions) and had the authority to repurchase additional shares with an aggregate value of up to $228.4 million (including commissions) under the plan as of December 31, 2011. In addition, we repurchased $75.8 million of shares of common stock from FAFC.

Under our May 2011 credit agreement, our stock repurchase capacity is restricted to $100.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our senior secured leverage ratio does not exceed 2.25:1.0 or our total leverage ratio does not exceed 3.25:1:0. In addition, our stock repurchase capacity is limited by the restricted payments covenant in the indenture governing our 7.25% senior notes. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will consider the repurchase of common shares and retirement of outstanding debt on an opportunistic basis.

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Standard & Poor’s Midcap 400 index, the Standard & Poor’s Midcap 400 Data Processing Outsourced Services Index and two peer group indexes. The comparison assumes an investment of $100 on December 31, 2006 and reinvestment of dividends. This historical performance is not indicative of future performance. For purposes of calculating the cumulative total return on our stock, it is assumed that each share of FAFC received in the Distribution on June 1, 2010 was immediately sold for its market value and the proceeds reinvested in additional shares of our common stock. The value of our common stock in periods subsequent to the Distribution therefore includes the value of the distributed shares but not the separate performance of those securities since June 1, 2010.

The Old Peer Group, which was used by the Board's Compensation Committee for 2011 compensation decisions, consisted of: Alliance Data Systems Corporation, Broadridge Financial Solutions, Inc., Cognizant Technology Solutions Corporation, Convergys Corporation, DST Systems, Inc., The Dun & Bradstreet Corporation, Equifax, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments Inc., Lender Processing Services, Inc., Paychex Inc., Total System Services, Inc. and Verisk Analytics, Inc. In early 2012, the Compensation Committee adopted the New Peer Group for use in 2012 compensation decisions, modifying the Old Peer Group to include Acxiom Corporation, CIBER Inc., Fair Isaac Corporation, Gartner, Inc., IHS Inc., Jack Henry & Associates, Inc., replacing Cognizant Technology Solutions, Convergys Corp., Global Payments Inc., Paychex Inc. and Total System Services Inc. The Composition Committee believes the New Peer

Group more accurately and appropriately reflects our business and the industries in which we compete.

Item 6. Selected Financial Data

The selected consolidated financial data for the Company for the five-year period ended December 31, 2011 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and Notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008, and 2007 have been derived from financial statements not included herein.

Before June 1, 2010, we operated as The First American Corporation. On June 1, 2010, we completed a transaction that spun-off our financial services businesses, including our title insurance business, into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation ("FAFC"). In connection with the Separation, we transferred ownership of the “First American” name, trademarks and trading symbol “FAF” to FAFC. We then changed our name to CoreLogic, Inc. and our trading symbol to “CLGX,” and changed the names of several of our operating subsidiaries to replace the reference to “First American” with the name CoreLogic.

The results of FAFC, the sale of our employer and litigation services business and our non-core businesses (our marketing services business (Leadclick), our consumer credit monitoring services business, our transportation services business (American Driving Records and CompuNet Credit Services) and our wholly-owned appraisal management company business) are reflected as discontinued operations. The results of those businesses’ operations in prior years have been recast to conform to the 2011 presentation. See Note 18 – Discontinued Operations for additional disclosures.

(in thousands, except per share amounts)	For the year ended December 31,
Income Statement Data:	2011	2010	2009	2008	2007
Operating revenue	$1,338,547	$1,280,276	$1,330,162	$1,305,134	$1,325,947
Income from continuing operations	$88,685	$113,683	$108,652	$66,201	$14,676
Equity in earnings of affiliates, net of tax	$30,270	$41,641	$48,847	$23,640	$29,650
Income/(loss) from continuing operations attributable to CoreLogic, Inc. stockholders, net of tax	$52,515	$46,221	$45,981	$(10,420)	$46,653
(Loss)/income from discontinued operations attributable to CoreLogic, Inc. stockholders, net of tax	(127,124)	(83,536)	150,658	(15,900)	(49,771)
Loss on sale of discontinued operations, net of tax	—	(18,985)	—	—	—
Net (loss)/income attributable to CoreLogic, Inc.	$(74,609)	$(56,300)	$196,639	$(26,320)	$(3,118)
Balance Sheet Data:
Assets of discontinued operations (1)	$55,516	$270,293	$5,918,400	$6,061,041	$5,845,456
Total assets (1)	$3,110,071	$3,234,825	$8,836,988	$8,787,686	$8,666,007
Long-term debt, excluding discontinued operations	$908,295	$720,889	$570,457	$613,685	$637,875
Total equity (1)	$1,244,821	$1,545,141	$3,156,671	$3,375,659	$3,651,159
Dividends on common shares	$—	$22,657	$84,349	$81,542	$82,833
Per Share Information:
Basic
Income/(loss) from continuing operations attributable to CoreLogic, Inc. stockholders, net of tax	$0.48	$0.41	$0.49	$(0.11)	$0.49
(Loss)/income from discontinued operations attributable to CoreLogic, Inc. stockholders, net of tax	(1.16)	(0.75)	1.59	(0.17)	(0.53)
Loss on sale of discontinued operations	—	(0.17)	—	—	—
Net (loss) income attributable to CoreLogic, Inc.	$(0.68)	$(0.51)	$2.08	$(0.28)	$(0.04)
Diluted
Income/(loss) from continuing operations attributable to CoreLogic, Inc. stockholders, net of tax	$0.48	$0.41	$0.48	$(0.11)	$0.49
(Loss)/income from discontinued operations attributable to CoreLogic, Inc. stockholders, net of tax	(1.16)	(0.74)	1.58	(0.17)	(0.52)
Loss on sale of discontinued operations	—	(0.17)	—	—	—
Net (loss)/income attributable to CoreLogic, Inc.	$(0.68)	$(0.50)	$2.06	$(0.28)	$(0.03)
Weighted average shares outstanding
Basic	109,122	111,529	94,551	92,516	94,649
Diluted	109,712	112,363	95,478	92,516	96,154

(1) In each year presented herein, total equity includes a correction of an error to reduce equity by $9.6 million related to deferred income taxes from continuing operations that accumulated in years prior to fiscal year 2007. In addition, we also revised 2010 and 2009 to correct for approximately $11.0 million of cumulative errors principally related to taxes in discontinued operations. The impact of these revisions to discontinued operations for 2010 and 2009 are as follows:

	Increase/(Decrease)
	2010	2009
Balance sheet items:
Assets of Discontinued Operations	$8,018	$(3,014)
Current Assets	8,018	(3,014)
Total Assets	8,018	(3,014)
Retained earnings	8,018	(3,014)
Total CoreLogic stockholders' equity	8,018	(3,014)

Statement of operations items:
(Loss)/income from discontinued operations, net of tax	11,032	(3,014)
Net (loss)/income	$11,032	$(3,014)

Per share basic and diluted impact:
Basic	$0.10	$(0.03)
Diluted	$0.10	$(0.03)

See Note 2 - "Significant Accounting Policies - Reclassifications and Correction of Prior Period Revisions" to our consolidated financial statements for more detail on these adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our acquisition and divestiture strategy and our growth plans for 2012, the Company’s share repurchases, the level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure and the reasonableness of the carrying value related to specific financial assets and liabilities.

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	limitations on access to or increase in prices for data from external sources, including government and public record sources;

•
changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our customers or us, including with respect to consumer financial services and the use of public records and consumer data;

•	compromises in the security of our data transmissions, including the transmission of confidential information or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally together with customer concentration;

•	our ability to protect proprietary technology rights;

•	our significant indebtedness and the restrictions in our various debt agreements;

•	our cost reduction plan and our ability to significantly decrease future allocated costs and other amounts in connection therewith;

•	risks related to the outsourcing of services and our international operations;

•	impairments in our goodwill or other intangible assets; and

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

We believe that we offer our customers among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, motor vehicle records, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 787 million historical property transactions, over 93 million mortgage applications and property-specific data covering over 99% of U.S. residential properties exceeding 147 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2- Significant Accounting Policies, of the Notes to consolidated financial statements, included in Item 8 - Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors that we believe to be relevant at the time we prepare the consolidated financial statements. Although we believe that our estimates and assumptions are reasonable, we cannot determine future events. As a result, actual results could differ materially from our assumptions and estimates.

Basis of Presentation and Consolidation. Our discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. Our operating results for the years ended December 31, 2011, 2010 and 2009 include results for any acquired entities from the applicable acquisition date forward and all prior periods have been adjusted to properly reflect discontinued operations.

We record the eliminations of inter-company revenue and cost-of-service revenue at the corporate level.

Revenue recognition. We derive our revenues principally from U.S. mortgage originators and servicers with good creditworthiness. Our product and service deliverables are generally comprised of data or other related services. Our revenue arrangements with our customers generally include a work order or written agreement specifying the data products or services to be delivered and related terms of sale including payment amounts and terms. The primary revenue recognition-related judgments we exercise are to determine when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood and data services, real estate owned asset management, claims management, default services, broker price opinions, and field services where we perform property preservation services.

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, flood database licenses, realtor solutions, and lending solutions.

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a customer tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

External cost of revenues. External cost of revenues represents the direct incremental costs paid to outside parties to obtain information and/or services necessary to generate specific revenues, representing the variable costs associated with our revenues. We do not include any component of salaries and wages or depreciation and amortization in our external cost of revenues.

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

Goodwill and other intangible assets. We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. This test utilizes a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. Our reporting units are data and analytics, mortgage origination services, and default services. Our policy is to perform an annual impairment test for each reporting unit in the fourth quarter, or sooner, if circumstances indicate a possible impairment.

Management’s impairment testing process may include two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analysis contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material.

As of third quarter 2011, we closed our marketing services reporting unit (Leadclick) and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services businesses) and our wholly-owned appraisal management services businesses. As a result of these actions as well as changes in management structure and internal reporting, we revised our reporting for segment disclosure purposes and revised our reporting units for purposes of evaluating the carrying value of our goodwill. As of December 31, 2011, our reporting units for goodwill purposes are data & analytics, mortgage origination services and default services. This change required us to perform a fourth quarter goodwill impairment test and to reassign our goodwill to each reporting unit using the relative fair value approach, based on the fair values of the reporting units as of September 30, 2011. Based on the results of our fourth quarter goodwill impairment test, we noted no impairment in our reporting units.

Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flow for the period from 2011 to 2019; (b) an average discount rate of 12.0%, which was based on management's best estimate of the after-tax weighted average cost of capital; and (c) an average control premium of 20.0%. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

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

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2006 through December 31, 2009. For the options granted in 2011 and 2010, we used the Black-Scholes model to estimate the fair value. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

Currently, our primary means of stock-based compensation is granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement, and are therefore expensed using the accelerated multiple-option method to record stock-based compensation expense. All other RSU awards have graded vesting and service is the only requirement to vest in the award, and are therefore generally expensed using the straight-line single option method to record stock-based compensation expense.

In addition to stock options and RSUs, through September 2011 we had an employee stock purchase plan that allowed eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. We recognized an expense in the amount equal to the discount. The employee stock purchase plan expired in September 2011.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the presentation of offsetting (netting) assets and liabilities in the financial statements. The guidance requires the disclosure of both gross information and net information on instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued updated guidance related to the testing of goodwill for impairment. The guidance provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance related to the presentation of comprehensive income. The guidance provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective for annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures. The update provides amendments to achieve common fair value measurements and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated guidance is effective during interim and annual financial reporting periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated guidance which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Results of Operations

Overview

The majority of our revenues are associated with U.S. residential real estate and mortgage transactions and ongoing servicing related to such transactions. We believe the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. Historically, the greatest volume of mortgage and real estate activity, particularly residential resale, has occurred in the spring and summer months.

For the year ended December 31, 2011, 46.5% of our revenues were derived from businesses whose volumes relate to real estate mortgage origination and non-default related servicing. Approximately 40.3% of our operating revenues for the year ended December 31, 2011 were generated from the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers' Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations decreased approximately 20.5% in 2011 compared to 2010, and decreased 14.1% in 2010 compared to 2009. However, we experienced a modest rebound in both mortgage application and origination volumes in the latter few months of 2011 relative to 2010 due to actions taken by the Federal Reserve in August 2011. Moreover, the Mortgage Bankers Association ("MBA") estimates that mortgage applications decreased 17.5% in 2011 compared to 2010, and decreased 10.5% in 2010 compared to 2009. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. Due to continued economic weakness, the specter of regulatory change, tighter lending standards, and continued weak housing markets, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 7.7% in the year ended December 31, 2011 compared to the year ended December 31, 2010 and was 16.2% higher in the year ended December 31, 2010 compared to the year ended December 31, 2009. Additionally, based on our internal analysis and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure is decreasing and the market is continuing to experience a delay in processing these troubled loans.

During the year ended December 31, 2011, we determined five businesses would be exited (see Note 18 - Discontinued Operations) in order to increase the focus on the Company's core operations and to improve overall profitability. In addition, we established certain cost reduction targets in the areas of information technology, corporate overhead, real estate, and procurement in order to enhance the Company's profitability profile. As a result of these business exits and our cost reduction initiatives, we believe the Company is better positioned to achieve improved future financial results.

On a consolidated basis, our operating revenues increased $58.3 million, or 4.6%, for the year ended December 31, 2011 compared to 2010. Data and analytics segment operating revenues increased $80.7 million, or 18.1%, for the year ended December 31, 2011 compared to 2010, due to the impact of acquisition activity of $47.9 million, higher analytics revenues, and growth in advisory projects. Mortgage origination services segment operating revenues increased $19.9 million, or 4.1%, for the year ended December 31, 2011 compared to 2010, due to the impact of acquisition activity of $30.0 million partially offset by the impact of lower mortgage origination volumes. Default services segment operating revenues decreased $39.3 million, or 10.7%, for the year ended December 31, 2011 compared to 2010, due to lower default-related activity and the exit of unprofitable product lines. On a consolidated basis, operating revenues decreased $49.9 million, or 3.8%, for the year ended December 31, 2010 compared to 2009. Data and analytics segment operating revenues increased $8.2 million, or 1.9% for the year ended December 31, 2010 compared to 2009, due to higher levels of credit and risk management related activity. Mortgage origination services segment revenues decreased $33.9 million, or 6.5%, for the year ended December 31, 2010 compared to 2009 due to the impact of lower mortgage origination volumes. Default services segment revenues increased $7.9 million, or 2.2%, for the year ended December 31, 2010 compared to 2009, primarily due to increases in foreclosures and seriously delinquent loan volumes.

Our total operating expense increased $83.3 million, or 7.1%, for the year ended December 31, 2011 compared to 2010, primarily due to additional operating expense from acquisitions. Total operating expense decreased $54.9 million, or 4.5%, for the year ended December 31, 2010 compared to 2009, primarily due to lower salaries and wages of $32.6 million, lower depreciation and amortization of $19.5 million and lower external cost of revenue of $7.3 million; partially offset by higher other operating expenses of $4.5 million.

Total interest expense, net increased $28.1 million, or 92.9%, for the year ended December 31, 2011 compared to 2010, due to a $10.2 million write-off of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense and increased levels of total debt and capitalized debt issuance cost in 2011 compared to 2010. Total interest expense, net, remained materially consistent for the year ended December 31, 2010 compared to 2009.

Gain/(loss) on investments totaled $60.0 million, $(10.9) million and $(5.9) million for the years ended December 31, 2011, 2010 and 2009, respectively. The variance in 2011 compared to 2010 is primarily due to gains from the sale of marketable securities and a gain from our acquisitions of the remaining interest in investment in affiliates, partially offset by non-cash impairment charges in our investments in affiliates, net, due to other than temporary loss in value and continued changes in regulatory environment. For the year ended December 31, 2010 compared to 2009, the variance is primarily due to increased non-cash impairment charges in our investments in affiliates, net, partially offset by year-over-year market value changes of the Company's deferred compensation plan assets.

Net (loss)/income was $(74.6) million, $(56.3) million and $196.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011 compared to 2010, net income remained relatively consistent as a decline in net income from continuing operations of $30.4 million and a higher loss from discontinued operations of $43.6 million were partially offset by a decline in non-controlling interests of $36.7 million and a lower loss from sale of discontinued operations of $19.0 million. For the year ended December 31, 2010 compared to 2009, the decrease in net income was due to higher loss from discontinued operations of $234.2 million, higher loss from sale of discontinued operations of $19.0 million and higher income tax expense of $13.2 million; partially offset by lower non-controlling interests of $20.0 million.

As of December 31, 2011, we closed our marketing services business and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management company businesses. As a result, each of these businesses is reflected in our consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast as discontinued operations to conform to the current period presentation. We incurred total impairment charges of $165.4 million, of which $137.7 million was for goodwill, $17.1 million was for intangibles, and a non-cash impairment charge of $10.6 million for internally-developed software. In addition, we incurred bad debt expense of $8.9 million for accounts receivable we deemed to be uncollectible. Finally, we incurred $1.8 million in expense to write-off various other assets and to accrue for expenses related to the closure of these businesses. On December 31, 2010, we sold our employer and litigation services business, and the results of operations for those businesses are included as discontinued operations for all prior periods presented. The (loss)/income from discontinued operations, net of tax was $(127.1) million, $(83.5) million and $150.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Net income attributable to noncontrolling interests was $1.0 million, $37.7 million and $57.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011 compared to 2010, the decrease in net income attributed to noncontrolling interests is largely due to our purchase of the remaining redeemable noncontrolling interests CoreLogic Information Solutions Holdings, Inc, during the first quarter of 2011. For the year ended December 31, 2010 compared to 2009, the decrease in net income attributed to noncontrolling interests is largely due to our purchase of the redeemable noncontrolling interests in CoreLogic Real Estate Solutions, LLC and the purchase of half of the redeemable noncontrolling interests in CoreLogic Information Solutions Holdings, Inc. in 2010.

The ongoing tightening of mortgage credit, delays in the default cycle and the general economic and regulatory uncertainty continue to negatively affect the demand for many of our products and services. These conditions also continue to affect many of our customers. If these challenges persist for us and our customers, they could negatively affect our revenue, earnings and liquidity. For additional information related to our results of operations for each of our reportable segments please see the discussions under “Data and Analytics,” “Mortgage Origination Services” and “Default Services” below.

As noted above, our historical consolidated financial statements have been recast to account for our marketing services business and our consumer services, transportation services, and appraisal management company businesses, FAFC and our employer and litigation services business, each as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of these businesses as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Data and Analytics

				2011 vs. 2010		2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Operating revenue	$525,350	$444,690	$436,458	$80,660	18.1%	$8,232	1.9%
External cost of revenues	42,717	35,918	37,032	6,799	18.9%	(1,114)	-3.0%
Salaries and benefits	187,460	161,146	156,826	26,314	16.3%	4,320	2.8%
Other operating expenses	159,503	115,094	88,869	44,409	38.6%	26,225	29.5%
Depreciation and amortization	65,957	47,459	47,919	18,498	39.0%	(460)	-1.0%
Total operating expenses	455,637	359,617	330,646	96,020	26.7%	28,971	8.8%
Income from operations	69,713	85,073	105,812	(15,360)	-18.1%	(20,739)	-19.6%
Total interest income/(expense), net	(365)	(301)	(2,528)	(64)	21.3%	2,227	-88.1%
(Loss)/gain on investments and other, net	(821)	280	3,311	(1,101)	-393.2%	(3,031)	-91.5%
Income from continuing operations before income taxes	$68,527	$85,052	$106,595	$(16,525)	-19.4%	$(21,543)	-20.2%
Provision for income taxes	—	—	—	—	—	—	—
Income from continuing operations before equity in earnings of affiliates	$68,527	$85,052	$106,595	$(16,525)	-19.4%	$(21,543)	-20.2%
Equity in earnings of affiliates	1,512	4,606	638	(3,094)	-67.2%	3,968	621.9%
Income from continuing operations	$70,039	$89,658	$107,233	$(19,619)	-21.9%	$(17,575)	-16.4%

Operating Revenues

Data and analytics segment operating revenues were $525.4 million, $444.7 million and $436.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $80.7 million, or 18.1%, in 2011 compared to 2010; and an increase of $8.2 million, or 1.9%, in 2010 compared to 2009. Acquisition activity accounted for $47.9 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, the increase of $32.8 million is due to growth in advisory revenues including project-based revenues of $16.2 million and document retrieval services of $14.7 million. In addition, we experienced higher data licensing revenues of $7.7 million, and higher other revenues of $1.3 million; these were partially offset by the decline in sales of information reports of $4.5 million and service revenues of $2.6 million. For the year ended December 31, 2010, the increase was due to higher project-based revenues of $4.3 million, higher volumes of non-traditional credit volumes of $2.6 million, and higher analytic revenues of $2.6 million, partially offset by a decrease in service revenues driven by lower demand in Realtor solutions.

External Cost of Revenues

Data and analytics segment external cost of revenues was $42.7 million, $35.9 million and $37.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $6.8 million, or 18.9%, for 2011 compared to 2010 and a decrease of $1.1 million, or 3.0%, for 2010 compared to 2009. Acquisition activity accounted for $4.0 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, the increase of $2.8 million is due to product mix shift relating to the increase in project-based revenues and document retrieval services. For the year ended December 31, 2010, the $1.1 million decrease was primarily due to a change in product mix.

Salaries and Benefits

Data and analytics segment salaries and benefits were $187.5 million, $161.1 million and $156.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $26.3 million, or 16.3%, in 2011 compared to 2010 and an increase of $4.3 million, or 2.8%, in 2010 compared to 2009. Acquisition activity accounted for $21.4 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, salaries and benefits increased $4.9 million due to higher headcount and higher average salaries of $2.9 million for recently hired employees focusing on new product development and sales. In addition, we incurred higher commissions of $1.7 million and higher severance costs of $1.6 million. The impact of these increases was partially offset by the transfer of certain segment-level employees out of the group to the corporate and eliminations group, which are now treated as allocated costs to the segment. See Other Operating Expenses below. For the year ended December 31, 2010, the increase was due to higher headcount to support new product development and product enhancement initiatives.

Other Operating Expenses

Data and analytics segment other operating expenses were $159.5 million, $115.1 million and $88.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $44.4 million, or 38.6%, in 2011 compared to 2010, and an increase of $26.2 million, or 29.5%, in 2010 compared to 2009. Acquisition activity accounted for $8.3 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, the increase of $36.1 million in other operating expense was due to higher net allocated costs of $34.7 million, and higher temporary support cost to service higher volumes of $8.5 million, partially offset by a decline in other expenses of $7.1 million. In December 2011, we changed our methodology for allocating corporate shared services for information technology, human resources, finance and other corporate functions. These increased allocations in 2011 reflect the need to absorb amounts previously allocated to FAFC prior to the Separation. During 2011 we initiated a cost reduction plan which we expect will significantly decrease future allocated amounts and other costs. In addition, we had higher allocated costs due to changes in the treatment of certain personnel costs referenced above in Salaries and Benefits. For the year ended December 31, 2010, the increase of $26.2 million was due to higher legal expenses of $10.9 million, higher allocations of $7.2 million, higher bad debts expense of $2.0 million and increased other costs of $6.1 million.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense was $66.0 million, $47.5 million and $47.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $18.5 million or 39.0%, in 2011 compared to 2010, and a decrease of $0.5 million, or 1.0%, in 2010 compared to 2009. Acquisition activity accounted for $13.7 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, the increase of $4.8 million was primarily due to write-offs of certain non-performing assets. For the year ended December 31, 2010, the variance relative to the prior year was not meaningful.

(Loss)/Gain on Investments and Other, Net

Data and analytics segment (loss)/gain on investments and other was $(0.8) million, $0.3 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $1.1 million, or 393.2%, in 2011 compared to 2010, and a decrease of $3.0 million, or 91.5%, in 2010 compared to 2009. For the year ended December 31, 2011, the decrease is primarily related to a loss on sale of affiliate of $0.8 million during the third quarter of 2011. For the year ended December 31, 2010, the decrease primarily relates to the $2.9 million gain in 2009 from the acquisition of a controlling interest in an investment previously accounted for as an investment in affiliate.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $1.5 million, $4.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $3.1 million, or 67.2%, in 2011 compared to 2010, and an increase of $4.0 million, or 621.9%, in 2010 compared to 2009. For the year ended December 31, 2011, the decrease was due to lower volumes in minority investments related to market conditions and the acquisition of the remaining controlling interest in RP Data Limited in May of 2011. For the year ended December 31, 2010, the increase is due to stronger profitability of our investment in RP Data Limited as well as improved performance by one of our investments that provides valuation-related services due to changes in market demand for credit-related products.

Mortgage Origination Services

				2011 vs. 2010		2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Operating revenue	$504,872	$484,940	$518,882	$19,932	4.1%	$(33,942)	-6.5%
External cost of revenues	94,349	82,334	90,305	12,015	14.6%	(7,971)	-8.8%
Salaries and benefits	157,311	168,216	176,373	(10,905)	-6.5%	(8,157)	-4.6%
Other operating expenses	151,863	129,322	129,787	22,541	17.4%	(465)	-0.4%
Depreciation and amortization	23,782	19,108	21,390	4,674	24.5%	(2,282)	-10.7%
Total operating expenses	427,305	398,980	417,855	28,325	7.1%	(18,875)	-4.5%
Income from operations	77,567	85,960	101,027	(8,393)	-9.8%	(15,067)	-14.9%
Total interest income, net	2,895	1,490	6,997	1,405	94.3%	(5,507)	-78.7%
Loss on investments and other, net	(1,519)	(1,183)	(6,854)	(336)	28.4%	5,671	-82.7%
Income from continuing operations before income taxes	$78,943	$86,267	$101,170	$(7,324)	-8.5%	$(14,903)	-14.7%
Provision for income taxes	—	—	—	—	—	—	—
Income from continuing operations before equity in earnings of affiliates	$78,943	$86,267	$101,170	$(7,324)	-8.5%	$(14,903)	-14.7%
Equity in earnings of affiliates	47,673	64,588	77,075	(16,915)	-26.2%	(12,487)	-16.2%
Income from continuing operations	$126,616	$150,855	$178,245	$(24,239)	-16.1%	$(27,390)	-15.4%

Operating Revenues

Mortgage origination services segment operating revenues were $504.9 million, $484.9 million and $518.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $19.9 million, or 4.1%, in 2011 compared to 2010; and a decrease of $33.9 million, or 6.5%, in 2010 compared to 2009. Acquisition activity accounted for $30.0 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $10.1 million is primarily due to lower tax services revenues which were impacted by lower mortgage origination activity and lower deferred revenue recognition as we experienced a smaller life-of-loan servicing pool. For the year ended December 31, 2010, the decrease of $33.9 million was primarily related to lower mortgage originations which decreased tax servicing revenues by $18.1 million, decreased credit services by $12.2 million, decreased flood certifications by $3.3 million, and other services were lower by $0.3 million.

External Cost of Revenues

Mortgage origination services segment external cost of revenues were $94.3 million, $82.3 million and $90.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $12.0 million, or 14.6%, in 2011 compared to 2010; and a decrease of $8.0 million, or 8.8%, in 2010 compared to 2009. Acquisition activity accounted for $3.5 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, the increase of $8.5 million is due to expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenue of $6.5 million, higher credit bureau expenses of $4.8 million related to our credit services business, partially offset by declines in other external costs of revenues of $2.8 million. In August 2011, we sold CoreLogic Global Services Private Limited ("CoreLogic India"), our India-based captive operations, to an affiliate of Cognizant Technology Solutions Corporation ("Cognizant") and subsequently we began to recognize related expenses in external cost of revenues. For the year ended December 31, 2010, the decrease mainly reflects lower credit bureau expenses due to lower origination volumes.

Salaries and Benefits

Mortgage origination services segment salaries and benefits were $157.3 million, $168.2 million and $176.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $10.9 million, or 6.5%, in 2011 compared to 2010; and a decrease of $8.2 million, or 4.6%, in 2010 compared to 2009. Acquisition activity accounted for $18.2 million in 2011. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $29.1 million is primarily attributable to lower origination volumes and productivity improvements which decreased personnel headcount and costs at the tax servicing business by $13.6 million and decreased personnel costs at our credit services business by $9.3 million. Furthermore, the transfer of certain segment-level employees out of the segment to the corporate and eliminations group, which are now treated as allocated costs contributed to the decrease. See Other Operating Expenses below. For the year ended December 31, 2010, the decrease was primarily due to the impact of productivity improvements and lower origination volumes on headcount at our credit services, flood and national joint ventures business units.

Other Operating Expenses

Mortgage origination services segment other operating expenses were $151.9 million, $129.3 million and $129.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $22.5 million, or 17.4%, in 2011 compared to 2010; and a decrease of $0.5 million, or 0.4%, in 2010 compared to 2009. Acquisition activity accounted for $8.8 million of the increase in 2011. For the year ended December 31, 2011, excluding acquisition activity, the increase of $13.8 million is primarily due to higher net allocated costs of $28.2 million, higher professional fees and external services of $12.0 million, partially offset by the change in expense classification of our former India-based captive operations from other operating expenses to external cost of revenue for $6.5 million, lower facilities expenses of $5.6 million, lower claims expense of $2.4 million at the tax service group and lower other expenses of $11.9 million. In December 2011, we changed our methodology for allocating corporate shared services for information technology, human resources, finance and other corporate functions. These increased allocations in 2011 reflect the need to absorb amounts previously allocated to FAFC prior to the Separation. During 2011, we initiated a cost reduction plan which we expect will significantly decrease future allocated amounts and other costs. Our higher allocated costs included changes in the treatment of certain personnel costs referenced above in Salaries and Benefits. For the year ended December 31, 2010, the decrease was primarily due to lower tax service claims losses of $16.4 million, lower other expenses of $18.8 million, partially offset by higher professional fees and external services of $17.4 million and higher costs for corporate shares services of 17.3 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense was $23.8 million, $19.1 million and $21.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $4.7 million, or 24.5%, in 2011 compared to 2010; and a decrease of $2.3 million, or 10.7%, in 2010 compared to 2009. Acquisition activity accounted for $4.8 million of the increase in 2011.

Loss on Investments and Other, Net

Mortgage origination services segment loss on investments and other was $1.5 million, $1.2 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $0.3 million in 2011 compared to 2010; and a decrease of $5.7 million in 2010 compared to 2009. For the year ended December 31, 2011, the increase is primarily related to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc., which was sold during the first quarter of 2011, partially offset by $29.6 million in non-cash impairments due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment from the under-performance of several investment in affiliates and continued changes in regulatory environment. The 2010 loss on investments primarily represents a $1.9 million loss associated with the dissolution of an investment in an affiliate. The 2009 loss primarily related to $5.4 million of impairment losses on investments in affiliates.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates was $47.7 million, $64.6 million and $77.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $16.9 million, or 26.2%, in 2011 compared to 2010; and a decrease of $12.5 million, or 16.2%, in 2010 compared to 2009. Declines in loan origination activity and the closure by a major joint venture customer of an origination division that focused on Federal Housing Administration loans were the primary drivers of the decrease in 2011 compared to 2010. Lower loan origination activity impacted various affiliates which are involved in loan settlement services were the primary drivers of the decrease in 2010 compared to 2009.

Default Services

				2011 vs. 2010		2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Operating revenue	$329,273	$368,536	$360,638	$(39,263)	-10.7%	$7,898	2.2%
External cost of revenues	150,991	161,693	160,402	(10,702)	-6.6%	1,291	0.8%
Salaries and benefits	50,317	51,024	52,594	(707)	-1.4%	(1,570)	-3.0%
Other operating expenses	75,395	73,167	80,424	2,228	3.0%	(7,257)	-9.0%
Depreciation and amortization	7,484	5,446	6,313	2,038	37.4%	(867)	-13.7%
Total operating expenses	284,187	291,330	299,733	(7,143)	-2.5%	(8,403)	-2.8%
Income from operations	45,086	77,206	60,905	(32,120)	-41.6%	16,301	26.8%
Total interest income/(expense), net	214	(3)	(13)	217	-7,233.3%	10	-76.9%
(Loss)/gain on investment and other, net	(745)	3,353	—	(4,098)	-122.2%	3,353	—%
Income from continuing operations before income taxes	$44,555	$80,556	$60,892	$(36,001)	-44.7%	$19,664	32.3%
Provision for income taxes	—	—	—	—	—	—	—
Income from continuing operations before equity in earnings of affiliates	$44,555	$80,556	$60,892	$(36,001)	-44.7%	$19,664	32.3%
Equity in earnings of affiliates	(245)	755	586	(1,000)	-132.5%	169	28.8%
Income from continuing operations	$44,310	$81,311	$61,478	$(37,001)	-45.5%	$19,833	32.3%

Operating Revenues

Default services segment operating revenues were $329.3 million, $368.5 million and $360.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $39.3 million, or 10.7%, in 2011 compared to 2010; and an increase of $7.9 million, or 2.2%, in 2010 compared to 2009. Acquisition activity accounted for $9.4 million in 2011 and $1.0 million in 2010. For the year ended December 31, 2011, the decrease was primarily driven by a $27.5 million decline in broker price opinion revenues as two major customers moved to in-source their business and as changing market conditions reduced the demand for valuation services. Further, the continued slow-down in the processing of delinquent mortgages by servicers and the previously disclosed loss of a default technology customer negatively impacted our default services revenues by $15.1 million and other businesses by $16.5 million in 2011. Revenues for this segment were also impacted negatively by the exit of our second lien outsourcing service line in the first quarter of 2011, which contributed approximately $8.1 million of the decline in revenue in 2011 compared to 2010. These decreases were partially offset by an improvement in revenues of $19.6 million from greater volume, new customer signings and pricing improvements in our field services business. For the year ended December 31, 2010, excluding acquisition activity, the increase of $6.9 million was primarily due to increases in foreclosures and seriously delinquent loan volumes which had a favorable impact increasing demand for default-related businesses, including an increase in default services of $11.3 million, an increase in field services of $4.6 million and an increase in other businesses of $6.0 million. In 2010, these improvements were partially offset by declines in default-related valuation volumes from two of our major customers, which decreased revenues by $8.2 million, and and by revenue decreases of $6.8 million in our second lien outsourcing service line due to its lower servicing volumes.

External Cost of Revenues

Default services segment group external cost of revenues were $151.0 million, $161.7 million and $160.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $10.7 million, or 6.6%, in 2011 compared to

2010; and an increase of $1.3 million, or 0.8%, in 2010 compared to 2009. Acquisition activity accounted for $0.2 million for the year ended December 31, 2011. For the year ended December 31, 2011, excluding acquisition activity, the decrease was due to significantly decreased volumes from default-related broker price opinions of $15.7 million and other default related services by $8.7 million partially offset by increased costs due to higher volumes in field services of $8.0 million and due to the expense classification of our former India-based captive operations from other operating expense to external cost of revenue for $5.5 million. For the year ended December 31, 2010, the increase of $1.3 million was due to higher external costs for our federal solutions services business of $5.2 million and higher expenses of $1.7 million related to other businesses. These increases were further offset by a decline of $5.6 million in outside fees related to default-related valuations due to the decline in volumes in that business in 2010.

Salaries and Benefits

Default services segment salaries and benefits were $50.3 million, $51.0 million and $52.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $0.7 million, or 1.4%, in 2011 compared to 2010; and a decrease of $1.6 million, or 3.0%, in 2010 compared to 2009. Acquisition activity accounted for $2.1 million and $0.2 million of the variance for the year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the decrease was due to the exit of our second lien outsourcing service line. For the year ended December 31, 2010, excluding acquisition activity, the decrease of $1.7 million reflected lower headcount at our second lien outsourcing service line due to lower volumes.

Other Operating Expenses

Default services segment other operating expenses were $75.4 million, $73.2 million and $80.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $2.2 million, or 3.0%, in 2011 compared to 2010; and a decrease of $7.3 million, or 9.0%, in 2010 compared to 2009. Acquisition activity accounted for $2.1 million of the increase in 2011 and $0.6 million of the variance for the year ended December 31, 2010. For the year ended December 31, 2011, excluding acquisition activity, the increase of $0.1 million was primarily due to the decrease of $6.7 million from the exit of our second lien outsourcing service line and the decrease associated with the expense classification of our former India-based captive operations from other operating expense to external cost of revenue for $5.5 million. These decreases were partially offset by increases associated with higher volumes in our field services business of $6.2 million, higher expenses in our default services business of $5.6 million and higher other expenses of $0.3 million. For the year ended December 31, 2010, excluding acquisition activity, the decrease of $7.8 million was due primarily to lower volumes in default related services and our of second lien outsourcing service line by $6.8 million, margin and efficiency improvement initiatives in field services which lowered expenses by $4.2 million, and lower other expenses of $1.9 million partially offset by increased claims losses of $5.1 million.

Depreciation and Amortization

Default services segment depreciation and amortization expense was $7.5 million, $5.4 million and $6.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $2.0 million, or 37.4%, in 2011 compared to 2010; and a decrease of $0.9 million, or 13.7%, in 2010 compared to 2009. Acquisition activity accounted for $1.1 million of the increase for the year ended December 31, 2011 and was immaterial for the year ended December 31, 2010.

(Loss)/Gain on Investments and Other, Net

Default services segment (loss)/gain on investments and other was $(0.7) million and $3.4 million for the years ended December 31, 2011 and 2010, respectively. No gain/loss was recorded for the year ended December 31, 2009. The amount decreased $4.1 million, or 122.2%, in 2011 compared to 2010; and increased $3.4 million in 2010 compared to 2009. The 2011 balance reflects the loss incurred on the exit of our second lien outsourcing service line. The 2010 balance primarily represents a gain associated with the acquisition of a controlling interest in an investment that was previously accounted for as an investment in an affiliate.

Equity in Earnings of Affiliates

Default services segment equity in earnings of affiliates was $(0.2) million, $0.8 million and $0.6 million or the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $1.0 million, or 132.5%, in 2011 compared to 2010; and an increase of $0.2 million, or 28.8%, in 2010 compared to 2009. Equity in earnings of affiliates is not a meaningful balance for the default services segment.

Corporate and Eliminations

				2011 vs. 2010		2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Operating revenue	$(20,948)	$(17,890)	$14,184	$(3,058)	17.1%	$(32,074)	-226.1%
External cost of revenues	—	2,878	2,335	(2,878)	-100.0%	543	23.3%
Salaries and benefits	158,810	152,884	180,124	5,926	3.9%	(27,240)	-15.1%
Other operating expenses	(94,400)	(61,964)	(47,935)	(32,436)	52.3%	(14,029)	29.3%
Depreciation and amortization	18,323	22,868	38,752	(4,545)	-19.9%	(15,884)	-41.0%
Total operating expenses	82,733	116,666	173,276	(33,933)	-29.1%	(56,610)	-32.7%
Income from operations	(103,681)	(134,556)	(159,092)	30,875	-22.9%	24,536	-15.4%
Total interest (expense), net	(61,034)	(31,412)	(35,302)	(29,622)	94.3%	3,890	-11.0%
Gain/(loss) on investment and other, net	63,090	(13,334)	(2,390)	76,424	-573.2%	(10,944)	457.9%
Income (loss) from continuing operations before income taxes	$(101,625)	$(179,302)	$(196,784)	$77,677	-43.3%	$17,482	-8.9%
Provision for income taxes	67,175	30,323	17,101	36,852	121.5%	13,222	77.3%
Income (loss) from continuing operations before equity in earnings of affiliates	$(168,800)	$(209,625)	$(213,885)	$40,825	-19.5%	$4,260	-2.0%
Equity in earnings of affiliates	(18,670)	(28,308)	(29,452)	9,638	-34.0%	1,144	-3.9%
Net (loss)/income from continuing operations	$(187,470)	$(237,933)	$(243,337)	$50,463	-21.2%	$5,404	-2.2%

Operating Revenues

Operating revenues for the corporate and eliminations group were $(20.9) million, $(17.9) million and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in corporate operating revenues were eliminations of intercompany revenues between our operating segments in the amounts of $(20.6) million in 2011, $(19.2) million in 2010, and $(27.3) million in 2009. For the year ended December 31, 2011, the decrease in operating revenues is also related to an allocation of $3.4 million in purchase accounting reserves to revenue in the first quarter of the prior year. For the year ended December 31, 2010, the decrease in operating revenues was driven by reduced off-shoring services provided to FAFC following a demerger of our Indian operations in connection with the Separation.

External Cost of Revenues

Corporate and eliminations group's external cost of revenues was not a meaningful balance for the years ended December 31, 2011, 2010 and 2009.

Salaries and Benefits

Corporate and eliminations group salaries and benefits were $158.8 million, $152.9 million and $180.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $5.9 million, or 3.9%, in 2011 compared to 2010; and a decrease of $27.2 million, or 15.1%, in 2010 compared to 2009. For the year ended December 31, 2011, corporate salaries and benefits increased $5.9 million over the prior year due to higher salaries of $13.2 million associated with headcount increases to complete our post-Separation stand-alone public company infrastructure and transfers in of segment level employees effective January 1, 2011 into our corporate shared service functions. See Other Operating Expenses below. In addition, we experienced higher severance expense of $2.1 million associated with our cost reduction initiatives. These corporate headcount increases were offset by a year-over-year decrease in corporate incentive compensation of $7.1 million related to weaker 2011 profit performance against plan and successful Separation bonuses in 2010; and decreases in employee benefit expenses of $2.3 million as a result of market value changes in employee deferred compensation plan liabilities. For the year ended December 31, 2010, the decrease in salaries and benefits was due to reduced corporate staffing from the movement of corporate personnel to FAFC in connection with the Separation of $18.1 million and lower stock-based compensation expense of approximately $9.1 million due to the accelerated vesting of FADV shares in connection with our tender offer in 2009.

Other Operating Expenses

Corporate and eliminations group operating expenses/(income) were $(94.4) million, $(62.0) million and $(47.9) million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $(32.4) million, or 52.3% in 2011 compared to 2010; and a decrease of $(14.0) million, or 29.3%, in 2010 compared to 2009. Other operating expenses includes expense allocations to our business segments for various shared service costs such as human resources, legal, accounting and finance, and technology infrastructure cost of $215.3 million for 2011, $174.7 million for 2010, and $171.9 million for 2009. For the year ended December 31, 2011, the transfer of segment level employees effective January 1, 2011 to corporate shared service functions contributed in increased allocations of salary and benefit costs out to our operating segments of $40.7 million. See Salaries and Benefits above. In addition, the corporate and eliminations segment included a gain of $8.1 million on the sale of real estate assets. Offsetting these reductions in expense was a $14.2 million charge related to our exit from certain leased buildings in Westlake, Texas and higher other expenses of $2.2 million. For the year ended December 31, 2010, the decrease in other operating expenses was primarily related to reduced off-shoring services to FAFC subsequent to a demerger of our Indian operations prior to the Separation, partially offset by net incremental increases in professional fees and services principally due to the Separation totaling $16.8 million.

Depreciation and Amortization

Corporate and eliminations group depreciation and amortization expense were $18.3 million, $22.9 million and $38.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $4.5 million, or 19.9%, in 2011 compared to 2010; and a decrease of $15.9 million, or 41.0%, in 2010 compared to 2009. The 2011 decrease was primarily due to the amortization in the prior year of certain corporate deferred assets with useful lives that have since expired. The 2010 decrease is primarily related to a corporate software write-off in 2009.

Total Interest Expense, net

Net interest expense was $61.0 million, $31.4 million and $35.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, an increase of $29.6 million, or 94.3%, in 2011 compared to 2010; and a decrease of $3.9 million, or 11.0%, in 2010 compared to 2009. For the year ended December 31, 2011, the increase was primarily due to higher average outstanding debt balances as a result of new credit facilities and the issuance of $400 million of our senior unsecured notes in May 2011. In addition, deferred financing costs in the amount of $10.2 million associated with our prior credit facility were expensed in the second quarter of 2011. For the year ended December 31, 2010, the decrease was primarily related to the discontinuance of providing interest income credits (and therefore corporate interest expense) to our operating companies in 2010, partially offset by higher average external debt balances outstanding for the year.

Gain/(Loss) on Investments and Other, Net

Gain/(loss) on investments and other income was $63.1 million, $(13.3) million and $(2.4) million for the years ended December 31, 2011, 2010 and 2009, respectively, a variance of $76.4 million, or (573.2)%, in 2011 compared to 2010; and a decrease of $(10.9) million, or 457.9%, in 2010 compared to 2009. For the year ended December 31, 2011, the variance is primarily due to a gain of $58.9 million upon step-up of our initial investment in RP Data Limited to fair value following our acquisition of the remaining outstanding shares in May 2011 and an impairment loss of $14.5 million on an investment in 2010. For the year ended December 31, 2010, the variance is also due to an impairment loss of $14.5 million on an investment in 2010, partially offset by year-over-year market value changes of the Company's deferred compensation plan assets.

Equity in Earnings of Affiliates

Corporate and eliminations group equity in losses of affiliates were $(18.7) million, $(28.3) million and $(29.5) million for the years ended December 31, 2011, 2010 and 2009, respectively, a decrease of $9.6 million, or (34.0)%, in 2011 compared to 2010; and a decrease of $1.1 million, or (3.9)%, in 2010 compared to 2009. The corporate and eliminations group records income tax expense on the earnings from our investment in affiliates. The 2011 and 2010 decreases are primarily attributable to reduced income tax expense based on sequentially lower earnings in affiliates contained in our operating segments.

Provision for Income Taxes

Provision for income taxes were $67.2 million, $30.3 million and $17.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 74.3% for 2011, 41.8% for 2010 and 23.8% for 2009. The change in the effective rate in 2011 from 2010 was primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, the $12.3 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment, non-deductible transaction costs incurred in connection with the Separation and excess tax gain on the sale of CoreLogic Global Services Private Limited ("CoreLogic India"). The change in the effective income tax rate in 2010 from 2009 was primarily due to a goodwill impairment charge in 2009 for which no corresponding tax benefit was recognized.

A large portion of our net income attributable to noncontrolling interest relates to a limited liability company subsidiary, which for tax purposes is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

(in thousands)	2011	2010	2009
Taxes calculated at federal rate	$48,620	$48,592	$53,594
State taxes, net of federal benefit	7,896	9,863	12,475
Tax effect of noncontrolling interests	—	(10,521)	(17,633)
Foreign taxes (less than) in excess of federal rate	(432)	(1,088)	(94)
Non-deductible expenses, including Separation-related	636	6,436	463
Gain on disposition of subsidiary	11,367	—	—
Deferred tax on equity method investment	12,285	—	—
Prior year return to provision adjustment	—	—	—
Impairment of non-deductible goodwill	—	—	—
Dividends received deduction	—	—	—
Change in uncertain tax positions	4,588	1,351	570
Other items, net	1,440	3,432	96
	$86,400	$58,065	$49,471

Liquidity and Capital Resources

Cash and cash equivalents totaled $259.3 million and $426.2 million as of December 31, 2011 and 2010, respectively; a decrease of $166.9 million compared to 2010 and an increase of $33.3 million compared to 2009.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at December 31, 2011, we had $18.1 million held in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $22.0 million and $21.1 million at December 31, 2011 and 2010, respectively, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Total cash provided by operating activities was $160.9 million, $206.2 million and $558.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash (used in)/provided by discontinued operating activities was approximately $(10.7) million, $42.0 million, and $308.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in cash provided by continuing operating activities in 2011 and 2010 was primarily due to higher profitability levels in the prior periods and declining dividends from our investments in affiliates.

Investing Activities. Total cash used in investing activities consists primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $260.0 million, $324.6 million and $114.1 million for the year ended December 31, 2011, 2010 and 2009, respectively. Cash used in discontinued investing activities was approximately $4.5 million, $76.2 million, and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash used in investing activities during 2011 was primarily related to greater acquisition activity in 2011 including the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011, the acquisition of Dorado Network Systems Corporation for $31.6 million in cash in March 2011, the investment in STARS for $20.0 million in cash in March 2011, $157.2 million used to acquire the remaining interest in RP Data Limited in May 2011 and the acquisition of Tarasoft Corporation in September 2011 for $30.3 million. The use of cash was partially offset by proceeds from the sale of our investments of $74.6 million, primarily DealerTrack Holdings Inc., our sale of CoreLogic India, our India-based captive operations for net proceeds of $28.1 million after working capital adjustments, and the sale of certain land and buildings located in Poway, California for $25.0 million.

The 2010 increase in cash used in investing activities was primarily due to the purchase of a redeemable noncontrolling interest of $385.8 million, higher capital expenditures of $20.7 million, partially offset by proceeds from sale of discontinued operations of $265.0 million.

In addition, we invested cash for property and equipment of $45.2 million, $52.6 million and $31.9 million for the years ended December 31, 2011, 2010 and 2009, respectively; and made investments in capitalized data of $27.0 million, $24.8 million and $25.5 million for the year ended December 31, 2011, 2010 and 2009, respectively.

For the year ending December 31, 2012, the Company anticipates investing between $65.0 and $75.0 million in capital expenditures for property and equipment, and capitalized data. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities. Total cash used in financing activities was approximately $77.9 million, $74.0 million and $349.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash provided by/(used in) discontinued financing activities was approximately $0.1 million, $29.1 million, and $(198.3) million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, we repurchased $176.5 million of our common stock, which includes $75.8 million for the acquisition of shares from FAFC. In May 2011, we issued $400.0 million aggregate principal amount of senior notes in a private placement and entered into a credit agreement which provides for a $350.0 million five-year term loan facility and a $550.0 million five year revolving credit facility (which includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility). The credit agreement also provides for the ability to increase the term loan facility and revolving facility commitments provided that the total credit exposure thereunder does not exceed $1.4 billion in the aggregate. Proceeds from the aforementioned senior notes and credit agreement were partially used to repay interest-bearing acquisition notes, and to repay the previous revolving line of credit and term loan facility. Net proceeds from these financing activities for the year ended December 31, 2011 were $858.2 million and net repayments were $733.4 million for the year ended December 31, 2011.

Net cash provided by continuing financing activities was higher primarily due to significantly lower levels of share repurchases relative to 2011. Further, net cash provided by continuing financing activities in 2009 was lower primarily due to significantly higher levels of dividends relative to 2010.

Financing and Financing Capacity

At December 31, 2011, we had total debt outstanding of $908.3 million, compared to $720.9 million at December 31, 2010. Our significant debt instruments are described below:

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2011, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

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

The Company's and the guarantors' senior secured obligations under the Credit Agreement are collateralized by a lien on substantially all of our and the guarantors' personal property assets and mortgages or deeds of trust on our and the guarantors' real property with a fair market value of $10.0 million or more (collectively, the "Collateral") and rank senior to any of our and the guarantors' unsecured indebtedness (including the Notes) to the extent of the value of the Collateral.

The Credit Agreement provides that loans under the Term Facility shall be repaid in quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain assets sales and recovery events, subject to certain reinvestment rights.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.25 to 1.00 (stepping down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further step down to 3.50 to 1.00 starting in the fourth quarter of 2013), (ii) a minimum interest coverage ratio of not less than 3.00 to 1.00, and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00 (stepping down to 3.00 to 1.00 in the fourth quarter of 2012). At December 31. 2011, we were in compliance with these financial covenants and the restrictive covenants described below.

The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries to, incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. At December 31, 2011, we had borrowing capacity under the revolving lines of credit of $499.0 million, and were in compliance with the financial and restricted covenants of our Credit Agreement.

Debt Issuance Costs

In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we wrote-off $10.2 million of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense in the accompanying consolidated statements of income for the year ended

December 31, 2011. In addition, we capitalized $22.8 million of debt issuance costs, included in other assets in the accompanying balance sheet as of December 31, 2011, and will amortize these costs to interest expense over the term of the Notes and Credit Agreement, as applicable.

Availability of Additional Liquidity

Our access to additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our ability to satisfy the conditions contained in our Credit Agreement that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition or strength, including a significant decrease in our profitability or cash flows or a material increase in our leverage could adversely affect our ability to access these markets and/or increase our cost of borrowings. Due to our liquid-asset position and our ability to generate cash flows from operations, we believe that our resources are sufficient to satisfy our anticipated operational cash requirements including our expected capital expenditures, debt service and other contractual obligations (including acquisition related commitments) through the next twelve months.

Liquidity and Capital Strategy

The Company strives to pursue a balanced approach to capital allocation and will consider the repurchase of common shares and the retirement of outstanding debt on an opportunistic basis.

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2011, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$46,974	$62,635	$41,950	$33,689	$185,248
Long-term debt (1)	62,320	78,326	309,795	459,645	910,086
Interest payments related to debt (2)	50,730	95,605	84,286	178,744	409,365
Service agreement (3)	25,903	123,655	119,512	34,456	303,526
Total (4)	$185,927	$360,221	$555,543	$706,534	$1,808,225

(1) Includes an acquisition-related note payable of $15.0 million, which is non-interest bearing and discounted to $13.2 million.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(3) Net minimum commitment with Cognizant.
(4) Excludes a net tax liability of $19.3 million related to uncertain tax positions due to uncertainty of payment period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. As of December 31, 2011, we had approximately $908.3 million in long-term debt outstanding, of which approximately $392.3 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $195.0 million of our floating rate debt from variable to fixed rate as of December 31, 2011. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $2.0 million change to interest expense for the year ended December 31, 2011.

We are also subject to equity price risk related to our equity securities portfolio. At December 31, 2011, we had equity securities with a cost and fair value of $20.9 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Annual Report on Form 10-K supersede the information included in our press release attached as an exhibit to our Form 8-K furnished to the Securities and Exchange Commission on February 28, 2012.

We have one significant equity method investment. The summary results of our significant equity method investment are disclosed in Note 6 – Investment in affiliates.  The audited financials of our significant subsidiary are included as an exhibit to this Form 10-K.

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CoreLogic, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoreLogic, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 29, 2011

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

(in thousands, except par value)
Assets	2011	2010
Current assets:
Cash and cash equivalents	$259,266	$426,212
Marketable securities	20,884	75,221
Accounts receivable (less allowance for doubtful accounts of $17,365 and $12,314 in 2011 and 2010, respectively)	213,339	176,413
Prepaid expenses and other current assets	51,659	42,793
Income tax receivable	15,110	30,587
Deferred income tax assets, current	39,584	30,782
Due from FAFC, net	621	—
Assets of discontinued operations (Note 18)	55,516	270,293
Total current assets	655,979	1,052,301
Property and equipment, net	214,237	197,426
Goodwill	1,472,206	1,289,888
Other intangible assets, net	164,365	109,850
Capitalized data and database costs, net	304,006	211,331
Investment in affiliates, net	113,809	165,709
Deferred income tax assets	38,305	6,344
Restricted cash	22,044	21,095
Other assets	125,120	180,881
Total assets	$3,110,071	$3,234,825
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$149,452	$141,711
Accrued salaries and benefits	86,444	76,212
Deferred revenue, current	201,689	186,031
Mandatorily redeemable noncontrolling interests	—	72,000
Current portion of long-term debt	62,268	233,452
Due to FAFC, net	—	18,097
Liabilities of discontinued operations (Note 18)	27,399	40,162
Total current liabilities	527,252	767,665
Long-term debt, net of current	846,027	487,437
Deferred revenue, net of current	338,799	350,827
Deferred income tax liabilities	18,383	—
Other liabilities	134,789	83,755
Total liabilities	1,865,250	1,689,684

Commitments and contingencies (Note 15)
Equity:
CoreLogic, Inc.'s (CoreLogic) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 106,544 and 115,499 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	1,053,447	1,229,806
Retained earnings	209,389	297,036
Accumulated other comprehensive (loss)/income	(20,316)	15,943
Total CoreLogic stockholders' equity	1,242,521	1,542,786
Noncontrolling interests	2,300	2,355
Total equity	1,244,821	1,545,141
Total liabilities and equity	$3,110,071	$3,234,825

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)	2011	2010	2009
Operating revenue	$1,338,547	$1,280,276	$1,330,162
External cost of revenue	288,056	282,824	290,074
Salaries and benefits	553,898	533,268	565,917
Other operating expenses	292,362	255,620	251,145
Depreciation and amortization	115,546	94,881	114,374
Total operating expenses	1,249,862	1,166,593	1,221,510
Income from continuing operations	88,685	113,683	108,652
Interest expense:
Interest income	4,827	4,269	5,662
Interest expense	63,117	34,494	36,508
Total interest expense, net	(58,290)	(30,225)	(30,846)
Gain/(loss) on investments and other, net	60,005	(10,885)	(5,933)
Income from continuing operations before equity in earnings of affiliates and income taxes	90,400	72,573	71,873
Provision for income taxes	67,175	30,323	17,101
Income from continuing operations before equity in earnings of affiliates	23,225	42,250	54,772
Equity in earnings of affiliates, net of tax	30,270	41,641	48,847
Net income from continuing operations	53,495	83,891	103,619
(Loss)/income from discontinued operations, net of tax	(127,124)	(83,536)	150,658
Loss on sale of discontinued operations, net of tax	—	(18,985)	—
Net (loss)/income	(73,629)	(18,630)	254,277
Less: Net income attributable to noncontrolling interests	980	37,670	57,638
Net (loss)/income attributable to CoreLogic	$(74,609)	$(56,300)	$196,639
Amounts attributable to CoreLogic stockholders:
Income from continuing operations, net of tax	$52,515	$46,221	$45,981
(Loss)/income from discontinued operations, net of tax	(127,124)	(83,536)	150,658
Loss on sale of discontinued operations, net of tax	—	(18,985)	—
Net (loss)/income	$(74,609)	$(56,300)	$196,639
Basic income/(loss) per share:
Income from continuing operations attributable to CoreLogic stockholders, net of tax	$0.48	$0.41	$0.49
(Loss)/income from discontinued operations, net of tax	(1.16)	(0.75)	1.59
Loss on sale of discontinued operations, net of tax	—	(0.17)	—
Net (loss)/income attributable to CoreLogic	$(0.68)	$(0.51)	$2.08
Diluted (loss)/income per share:
Income from continuing operations attributable to CoreLogic stockholders, net of tax	$0.48	$0.41	$0.48
(Loss)/income from discontinued operations, net of tax	(1.16)	(0.74)	1.58
Loss on sale of discontinued operations, net of tax	—	(0.17)	—
Net (loss)/income attributable to CoreLogic	$(0.68)	$(0.50)	$2.06
Weighted-average common shares outstanding:
Basic	109,122	111,529	94,551
Diluted	109,712	112,363	95,478

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive (Loss) Income
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009
Net (loss)/income attributable to CoreLogic	$(74,609)	$(56,300)	$196,639
Other comprehensive (loss)/income:
Unrealized (loss)/gain on marketable securities, net of tax	(1,475)	2,086	12,348
Unrealized (loss)/gain on interest rate swap, net of tax	(5,847)	2,990	—
Foreign currency translation adjustments	(12,612)	(547)	411
Supplemental benefit plans adjustments, net of tax	(1,983)	8,302	170
Investment gain reclassified to realized gain, net of tax	(14,342)	—	—
Total other comprehensive (loss)/income	(36,259)	12,831	12,929
Comprehensive (loss)/income	(110,868)	(43,469)	209,568
Less: Comprehensive/(loss) income attributable to the noncontrolling interests	—	(17)	3,729
Comprehensive (loss)/income attributable to CoreLogic	$(110,868)	$(43,452)	$205,839

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests (1)	Total
Balance at January 1, 2009, as reported	92,963	$1	$894,190	$2,099,654	$(296,195)	$687,581	$3,385,231
Correction of prior years cumulative error	—	—	—	(9,572)	—	—	(9,572)
Balance at January 1, 2009, as revised	92,963	1	894,190	2,090,082	(296,195)	687,581	3,375,659
Net income, as revised	—	—	—	196,639	—	69,525	266,164
Dividends on common shares	—	—	—	(84,349)	—	—	(84,349)
Shares issued in connection with acquisitions	9,497	—	311,264	—	—	—	311,264
Shares issued in connection with share-based compensation	823	—	12,601	—	—	—	12,601
Share-based compensation	—	—	24,067	—	—		24,067
Restricted stock unit dividend equivalents	—	—	1,146	(1,146)	—	—	—
Dividends paid deduction	—	—	—	3,695	—	—	3,695
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	(332,964)	(332,964)
Purchase of subsidiary shares from/other decreases in noncontrolling interests	—	—	(12,798)	—	—	(384,523)	(397,321)
Sale of subsidiary shares to/other increases in noncontrolling interests	—	—	—	—	—	12,347	12,347
Distributions to noncontrolling interests	—	—	—	—	—	(40,903)	(40,903)
Adjust redeemable noncontrolling interests to redemption value	—	—	(125,883)	—	—	—	(125,883)
Other comprehensive loss	—	—	—	—	128,397	3,899	132,296
Balance at December 31, 2009, as revised	103,283	$1	$1,104,587	$2,204,921	$(167,798)	$14,962	$3,156,673
Net loss, as revised	—	—	—	(56,300)	—	(147)	(56,447)
Separation distribution of FAFC	—	—	—	(1,828,605)	163,612	(13,277)	(1,678,270)
Purchase of CoreLogic shares	(1,637)	—	(30,171)	—	—	—	(30,171)
Shares and capital issued to FAFC	12,933	—	—	—	—	—	—
Dividends on common shares	—	—	—	(22,657)	—	—	(22,657)
Shares issued in connection with share-based compensation	920	—	6,997	—	—	—	6,997
Share-based compensation	—	—	19,260	—	—	—	19,260
Restricted stock unit dividend equivalents	—	—	323	(323)	—	—	—
Purchase of subsidiary shares from and other decreases in noncontrolling interests	—	—	(3,266)	—	—	(3,271)	(6,537)
Sale of subsidiary shares to and other increases in noncontrolling interests	—	—	—	—	—	2,363	2,363
Distributions to noncontrolling interests	—	—	—	—	—	(355)	(355)
Adjust redeemable noncontrolling interests to redemption value	—	—	11,273	—	—	—	11,273
Tax impact of buy-in of noncontrolling interest	—	—	120,803	—	—	—	120,803
Transfer of other comprehensive income to discontinued operations	—	—	—	—	(6,962)	—	(6,962)
Other comprehensive income	—	—	—	—	27,091	2,080	29,171
Balance at December 31, 2010, as revised	115,499	$1	$1,229,806	$297,036	$15,943	$2,355	$1,545,141
Net (loss)/income	—	—	—	(74,609)	—	490	(74,119)
Share repurchased and retired	(9,516)	—	(176,512)	—	—	—	(176,512)
Shares issued in connection with share-based compensation	561	—	1,064	—	—	—	1,064
Share-based compensation	—	—	11,821	—	—	—	11,821
Distributions to noncontrolling interests	—	—	—	—	—	(545)	(545)
Adjust redeemable noncontrolling interests to redemption value	—	—	(3,800)	—	—	—	(3,800)
Income tax indemnification adjustment related to Separation distribution of FAFC	—	—	(8,932)	—	—	—	(8,932)
Additional Separation distribution of FAFC	—	—	—	(13,038)	—	—	(13,038)
Other comprehensive income	—	—	—	—	(36,259)	—	(36,259)
Balance at December 31, 2011	106,544	$1	$1,053,447	$209,389	$(20,316)	$2,300	$1,244,821

(1)    Excludes amounts related to mandatorily redeemable noncontrolling interests included in current liabilities of our consolidated balance sheets.

(2)    See Note 2, "Reclassifications and Correction of Prior Period Errors."

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net (loss)/income	$(73,629)	$(18,630)	$254,277
Less: (Loss)/income from discontinued operations, net of tax	(127,124)	(83,536)	150,658
Less: Loss from sale of discontinued operations, net of tax	—	(18,985)	—
Income from continuing operations, net of tax	$53,495	$83,891	$103,619
Adjustments to reconcile income from continuing operations to net cash (used in)/provided by operating activities:
Depreciation and amortization	115,546	94,881	114,374
Provision for bad debts and claim losses	25,600	23,096	39,472
Share-based compensation	11,649	13,969	25,637
Equity in earnings of investee, net of taxes	(30,270)	(41,641)	(48,847)
Loss on early extinguishment of debt	10,190	—	—
Deferred income tax	(16,203)	(6,149)	49,376
(Gain)/loss on investments and other, net	(60,005)	10,885	5,933
Gain on sale of property and equipment	(8,061)	—	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,893)	(10,011)	32,711
Prepaid expenses and other assets	(17,540)	5,413	11,029
Accounts payable and accrued expenses	(12,445)	4,122	(605)
Deferred revenue	(19,273)	(22,543)	(14,569)
Due to/from FAFC	(18,718)	13,278	(36,704)
Income tax accounts	86,994	(55,766)	(88,785)
Dividends received from investments in affiliates	42,929	64,603	89,528
Other assets and other liabilities	23,597	(13,883)	(31,516)
Net cash provided by operating activities - continuing operations	171,592	164,145	250,653
Net cash (used in)/provided by operating activities - discontinued operations	(10,655)	42,049	308,266
Total cash provided by operating activities	$160,937	$206,194	$558,919
Cash flows from investing activities:
Purchases of redeemable noncontrolling interests	(72,000)	(385,847)	—
Purchases of subsidiary shares from and other decreases in noncontrolling interests	—	(6,537)	(62,011)
Purchases of property and equipment	(45,215)	(52,610)	(31,887)
Purchases of capitalized data and other intangible assets	(27,009)	(24,814)	(25,506)
Cash paid for acquisitions, net of cash acquired	(214,215)	(9,228)	(10,000)
Cash received from sale of discontinued operations	—	265,000	—
Purchases of investments	(26,898)	(27,284)	(10,008)
Proceeds from maturities of debt securities	—	371	12,623
Proceeds from sale of subsidiary and other increases in noncontrolling interests, net	28,054	—	12,347
Proceeds from sale of property and equipment	25,042	—	—
Proceeds from sale of investments	74,621	26,386	4,488
Issuance of notes receivable, net	—	(12,754)	—
Change in restricted cash	2,091	(21,095)	—
Net cash used in investing activities - continuing operations	(255,529)	(248,412)	(109,954)
Net cash used in investing activities - discontinued operations	(4,497)	(76,192)	(4,124)
Total cash used in investing activities	$(260,026)	$(324,604)	$(114,078)
Cash flows from financing activities:
Proceeds from long-term debt	858,154	843,524	50,782
Debt issuance costs	(22,810)	(14,776)	—
Repayments of long-term debt	(733,407)	(713,643)	(102,188)
Share repurchases	(176,512)	(30,171)	—
Proceeds from issuance of stock related to stock options and employee benefit plans	1,064	6,997	12,601
Distribution to noncontrolling interests	(4,835)	(27,800)	(31,525)
Cash dividends	—	(22,657)	(82,054)
Tax benefit related to stock options	363	3,423	768
Net cash (used in)/provided by financing activities - continuing operations	(77,983)	44,897	(151,616)
Net cash provided by/(used in) financing activities - discontinued operations	71	29,087	(198,276)
Total cash (used in)/provided by financing activities	$(77,912)	$73,984	$(349,892)
Net (decrease)/increase in cash and cash equivalents	(177,001)	(44,426)	94,949
Cash and cash equivalents at beginning of year	426,212	459,519	283,119
Change in cash and cash equivalents of discontinued operations	10,055	11,119	81,451
Cash and cash equivalents at end of year	$259,266	$426,212	$459,519

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$57,851	$37,631	$38,124
Cash paid for income taxes	$36,480	$58,008	$127,407
Cash refunds from income taxes	$50,157	$32,497	$47,937
Non-cash investing and financing activities:
Distribution of First American Financial Corporation ("FAFC") to stockholders	$—	$1,678,270	$—
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$(3,800)	$11,273	$(125,883)
Company acquisitions in exchange for common stock	$—	$—	$311,264
Tax impact of buy-in of noncontrolling interest	$—	$120,803	$—
Note payable issued for the acquisition of affiliates	$12,700	$—	$—
Promissory Note due to First American Financial Corporation (Note 12)	$—	$19,900	$—

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009
Note 1 - Description of the Company

We were originally incorporated in California in 1894, and were reincorporated in Delaware on June 1, 2010 immediately following a transaction that spun off our financial services businesses, which we refer to as "the Separation" as more fully described below. Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”). In connection with the Separation, we changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms CoreLogic, the Company, we, our and us refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries.

We are a leading provider of property, financial and consumer information, analytics and services to mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises. Our data, query, analytical and business outsourcing services help our customers to identify, manage and mitigate credit and interest rate risk. We are also party to several joint ventures that provide products used in connection with loan originations, including title insurance, appraisal services and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statement of operations.

Separation Transaction

On June 1, 2010, we completed the Separation under which we spun off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC, to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses.

To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between FAFC and the Company. In addition, we also entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) as described in Note 10 – Income Taxes, a Restrictive Covenants Agreement, and we issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities. We repaid the promissory note in full in September 2011. See Note 12 – Employee Benefit Plans.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC. As a result of the Separation, the FAFC businesses are reflected in our consolidated financial statements as discontinued operations for the years ended December 31, 2010 and 2009. See Note 19 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.

In connection with the Separation transactions, we issued approximately $250.0 million, in value, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011. See further discussion at Note 19 - Transactions with FAFC.

We have included all of the corporate costs of FAC up to the Separation date in our consolidated statement of income. For the years ended December 31, 2010 and 2009, those net expenses totaled approximately $69.0 million (including Separation-related expenses totaling approximately $29.3 million) and $95.9 million, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Note 2 - Significant Accounting Policies

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

Reclassifications and Correction of Prior Period Revisions

Our previously issued financial statements have been recast to present our marketing services, consumer services, transportation services and appraisal management company businesses as discontinued operations, as described in Note 18 - Discontinued Operations.

In connection with preparing our 2011 financial statements, we identified errors amounting to approximately $20.6 million relating to years prior to 2011 principally relating to deferred income taxes from continuing and discontinued operations . We assessed the materiality of these errors on our prior period financial statements in accordance with the SEC's Staff Accounting Bulletins (“SAB”) No. 99 and SAB No. 108, and concluded the errors individually and in the aggregate were not material to the results of operations or financial condition for any prior annual or interim period. We also concluded that correcting the errors, on a cumulative basis, as an out-of-period adjustment would be material to our results for the year ended December 31, 2011 and accordingly, determined that we need to revise previously issued financial statements as part of this revision. We also reversed certain previously recorded out-of-period adjustments in discontinued operations that we had concluded were not material to prior periods, and have recorded them in the periods in which the errors originated. Of the $20.6 million, $9.6 million related to years prior to 2007. We have revised our opening retained earnings balance for the period as of January 1, 2009 to correct for this error. The remaining, $11.0 million related to 2010 and 2009 related to discontinued operations. The impact of these adjustments for 2010 and 2009 are as follows:

	Increase/(Decrease)
	2010	2009
Balance sheet items:
Assets of Discontinued Operations	$8,018	$(3,014)
Current Assets	8,018	(3,014)
Total Assets	8,018	(3,014)
Retained earnings	8,018	(3,014)
Total CoreLogic stockholders' equity	8,018	(3,014)

Statement of operations:
(Loss)/income from discontinued operations, net of tax	11,032	(3,014)
Net (loss)/income	$11,032	$(3,014)

Per share basic and diluted impact:
Basic	$0.10	$(0.03)
Diluted	$0.10	$(0.03)

The Consolidated Balance Sheet as of December 31, 2010 has been revised to correct the classification of $21.1 million in restricted cash from prepaid expenses and other current assets to other assets. The Consolidated Statement of Cash Flows for the year ended December 31, 2010 has been revised to correct the classification of $14.8 million in debt issuance costs from cash flow from operating activities to a cash flow from financing activities. These corrections in classification did not have a material impact on the previously issued Consolidated Balance Sheet as of December 31, 2010 or the Consolidated Statement of Cash Flows for the year ended December 31, 2010.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from the estimates and assumptions used.

Cash equivalents

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted.

Accounts Receivable

Accounts receivable are generally due from mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises located throughout the United States and abroad. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the balances for allowance for doubtful accounts at December 31, 2011 and 2010 are reasonably stated.

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

The carrying value for the flood zone certification database, included as geospatial data in Note 5 – Capitalized Data and Database Development Costs, Net, as of December 31, 2011 and 2010 is $52.9 million. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our indices for impairment. This analysis includes, but is not limited to,

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

the effects of obsolescence, duplication, demand and other economic factors.

Restricted cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit secured by the Company; we deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

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

Goodwill

We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. This test utilizes a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. Our reporting units are data and analytics, mortgage origination services, and default services. Our policy is to perform an annual impairment test for each reporting unit in the fourth quarter, or sooner, if circumstances indicate a possible impairment.

Management’s impairment testing process may include two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analysis contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material. See further discussion in Note 7 – Goodwill.

Other intangible assets

Our intangible assets consist of covenants not to compete, customer lists, and trade names. Each of these intangible

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

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

Revenue recognition

We derive our revenues principally from U.S. mortgage originators and servicers with good credit worthiness. Our product and service deliverables are generally comprised of data or other related services. Our revenue arrangements with our customers generally include a work order or written agreement specifying the data products or services to be delivered and related terms of sale including payment amounts and terms. The primary revenue recognition-related judgments we exercise are to determine when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood data and services, real estate owned asset management, claims management, default services, broker price opinions, and field services where we perform property preservation services.

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, flood database licenses, Realtor solutions, and lending solutions.

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a customer tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

External cost of revenue

External cost of revenue represents the direct incremental costs paid to outside parties to obtain information and/or services necessary to generate specific revenues, representing the variable costs associated with our revenues. We do not include any component of salaries and wages or depreciation and amortization in our external cost of revenues.

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
For the Years Ended December 31, 2011, 2010 and 2009

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

Stock-based compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005 through December 31, 2009. For the options granted subsequent to December 31, 2009, we used the Black-Scholes model to estimate the fair value. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

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

In addition to stock options and RSUs, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. We recognize an expense in the amount equal to the discount. The employee stock purchase plan expired in September 2011.

See Note 14 –Stock-based Compensation Plans for additional information related to stock options and restricted stock units.

Foreign currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income/(loss),” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Other operating expenses” and are not material to the results of operations.

Earnings/(loss) per share

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

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

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $593.9 million at December 31, 2011 and $225.5 million at December 31, 2010. Escrow deposits held on behalf of our customers are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

Under our contracts with our customers, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our customers for all or part of the financial loss they suffer as a result of our act or omission. We maintained reserves relating to incorrect disposition of assets of $16.0 million and $16.7 million as of December 31, 2011 and 2010, respectively.

Escrow deposits are generally held by the Company for a period of two to five business days and we invest these funds in highly-rated, liquid investments, such as bank deposit products or AAA-rated money market funds. We earn interest income from these investments and bear the risk of any losses. However, we have not historically incurred any investment losses and do not anticipate incurring any future investment losses. As a result, we do not maintain any reserves for losses in value of these investments.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the presentation of offsetting (netting) assets and liabilities in the financial statements. The guidance requires the disclosure of both gross information and net information on instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued updated guidance related to the testing of goodwill for impairment. The guidance provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance related to the presentation of comprehensive income. The guidance provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective for annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures. The update

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

provides amendments to achieve common fair value measurements and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated guidance is effective during interim and annual financial reporting periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated guidance which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of material unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 3 - Marketable Securities

Marketable securities consist of the following:

(in thousands)	2011	2010
Non-agency mortgage-backed and asset-backed securities	$—	$1,791
Total investments in debt securities	—	1,791

Common stock	—	51,255
Preferred stock	20,884	22,175
Total investments in equity securities	20,884	73,430
Total marketable securities	$20,884	$75,221

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

In January 2011, we sold our equity investment in DealerTrack Holdings, Inc., which was classified as available for sale with a carrying value of $51.3 million and a gross unrealized gain in other comprehensive income of $24.2 million, or $14.1 million net of tax, at December 31, 2010 for gross proceeds of $51.9 million and a realized pre-tax gain of $24.9 million.

Sales of debt and equity securities resulted in a realized gain of $24.9 million, $0.3 million and $0.2 million in for the years ended December 31, 2011, 2010 and 2009, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Note 4 - Property and Equipment, Net

Property and equipment as of December 31, 2011 and 2010 consists of the following:

(in thousands)	2011	2010
Land	$13,204	$16,051
Buildings	13,396	32,064
Furniture and equipment	104,081	94,159
Capitalized software	449,990	388,551
Leasehold improvements	42,873	44,258
	623,544	575,083
Less accumulated depreciation	(409,307)	(377,657)
Property and equipment, net	$214,237	$197,426

As of December 31, 2011 and 2010, our property and equipment includes $74.0 million and $0.2 million of property and equipment from acquisitions. Depreciation expense for property and equipment was approximately $63.7 million, $54.8 million and $77.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. We have reclassified $3.0 million and $14.0 million of property and equipment, net, to assets of discontinued operations as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, we recognized $5.8 million, $2.5 million and $13.3 million of impairment losses primarily on internally developed software. Further, we recognized $8.1 million of gain on sale of property and equipment for the year ended December 31, 2011.

Note 5 - Capitalized Data and Database Development Costs, Net

Database development costs for the years ended December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Capitalized data	$373,333	$261,074
Geospatial data	52,916	52,916
Eviction data	18,267	18,907
	444,516	332,897
Less accumulated amortization	(140,510)	(121,566)
Capitalized data and database costs, net	$304,006	$211,331

As of December 31, 2011, our capitalized data and database development costs include $91.4 million of capitalized data from acquisitions. Amortization expense relating to capitalized data and database development costs was approximately $23.2 million, $17.7 million and $16.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 6 - Investment in Affiliates, Net

Investments in affiliates, net are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. The investment is carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since acquisition. We record equity in earnings of affiliates, net of tax. Income tax expense of $19.2 million, $27.7 million and $32.4 million was recorded on those earnings for the years ended December 31, 2011, 2010 and 2009, respectively. Dividends from equity method investments were $42.9 million, $64.6 million and $89.5 million for the years ended December 31, 2011, 2010 and 2009 in 2010, respectively.

One of our subsidiaries owns a 50.1% interest in a joint venture that provides products and services used in connection with loan originations. This investment in an affiliate contributed 88.1%, 91.9% and 87.6% of our total equity in earnings of

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

affiliates, net of tax, for the years ended December 31, 2011, 2010 and 2009, respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, or a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method.

In March 2011, we acquired a 50.1% interest in Speedy Title & Appraisal Review Services LLC ("STARS") for $35.0 million, consisting of an initial cash payment of $20.0 million and a note of $15.0 million payable in three installments of $5.0 million (due on the first, third, and fifth anniversaries of the initial closing), which is non-interest bearing and was discounted to $13.2 million as of December 31, 2011. See Note 9 - Long-Term Debt. We have recorded $30.8 million of basis difference between the purchase price and our interest in the net assets of STARS, which is comprised of an indefinite-lived component of $9.7 million and a finite-lived component of $21.1 million with an estimated weighted average life of 9.3 years. The basis difference is classified as part of the investment in affiliates. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in STARS; thus we account for our investment in STARS under the equity method of accounting.

In March and May 2011, we completed our acquisitions of the remaining interest in Dorado Network Systems ("Dorado") and RP Data Limited ("RP Data"), respectively. For Dorado, a loss of $14.5 million was previously recognized in the fourth quarter of 2010 and there was no further gain or loss on the acquisition of the controlling interest in 2011. For RP Data, we recorded an investment gain of approximately $58.9 million during the second quarter of 2011. Prior to our acquisition of these controlling interests, we accounted for our investments in Dorado and RP Data using the equity method. See Note 17 - Acquisitions for more information.

For the years ended December 31, 2011, 2010 and 2009, we recorded non-cash impairment charges of $30.7 million, $16.3 million and $5.4 million, respectively, in our investments in affiliates, net due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment from the under-performance of several investment in affiliates and continued changes in regulatory environment. These non-cash impairment charges are included in gain/(loss) on investment and other, net in the accompanying consolidated statement of operations.

Note 7 - Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2011 and 2010 is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Default Services	Consolidated
Balance at January 1, 2010				—
Goodwill	$485,488	$661,682	$137,287	$1,284,457
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	484,888	654,757	137,287	1,276,932
Acquisitions	—	1,500	12,122	13,622
Translation adjustments	308	—	—	308
Other	(889)	(85)	—	(974)
Balance at December 31, 2010
Goodwill, net	484,307	656,172	149,409	1,289,888
Acquisitions	172,419	19,664	—	192,083
Translation adjustments	(7,678)	—	—	(7,678)
Other	—	(2,087)	—	(2,087)
Balance at December 31, 2011
Goodwill, net	$649,048	$673,749	$149,409	$1,472,206

For the year ended December 31, 2011, we recorded $19.7 million of goodwill in connection with our acquisition of

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

the remaining interest in Dorado in March 2011, $154.5 million of goodwill in connection with our acquisition of the remaining interest in RP Data in May 2011 and $17.9 million in connection with our acquisition of Tarasoft Corporation ("Tarasoft") in September 2011. For the year ended December 31, 2010, we recorded $12.1 million of goodwill in connection with our acquisition of RealtyBid in November 2010. We have reclassified $17.3 million and $155.1 million of goodwill, net, to assets of discontinued operations as of December 31, 2011 and 2010, respectively.

Our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to weak market demand, the market price of our common stock declined during the third quarter of 2011, we performed an interim goodwill impairment analysis as of August 31, 2011 and noted no risk of impairment of any other reporting unit, other than in the marketing services reporting unit as discussed below.

As of third quarter 2011, we closed our marketing services reporting unit (Leadclick) and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management company businesses - see Note 18 Discontinued Operations. As a result of these actions, we revised our reporting for segment disclosure purposes - see Note 20 Segment Financial Information, and revised our reporting units for purposes of evaluating the carrying value of our goodwill. As of December 31, 2011, our reporting units for goodwill purposes are data & analytics, mortgage origination services and default services. This change required us to perform a fourth quarter goodwill impairment test and to reassign our goodwill to each reporting unit using the relative fair value approach, based on the fair values of the reporting units as of September 30, 2011. Based on the results of our fourth quarter goodwill impairment test, we noted no further impairment of goodwill in our continuing reporting units.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flow for the period from 2011 to 2019; (b) an average discount rate of 12.0%, which was based on management's best estimate of the after-tax weighted average cost of capital; and (c) an average control premium of 20.0%. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Note 8 - Other Identifiable Intangible Assets

Other identifiable intangible assets consist of the following:

(in thousands)	2011	2010
Customer lists	$276,112	$209,004
Non-compete agreements	7,898	8,033
Trade names and licenses	24,402	9,543
	308,412	226,580
Less accumulated amortization	(144,047)	(116,730)
Other identifiable intangible assets, net	$164,365	$109,850

Amortization expense for other identifiable intangible assets was $28.3 million, $19.7 million and $19.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. We have reclassified $2.6 million and $22.8 million of other intangible assets, net, to assets of discontinued operations as of December 31, 2011 and 2010, respectively, and recorded a non-cash impairment charge before tax of $22.0 million, of which $17.1 million was a component of loss from discontinued operations, net of tax, for the year ended December 31, 2011.

Estimated amortization expense for other identifiable intangible assets anticipated for the next five years is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)
2012	$26,742
2013	24,877
2014	17,743
2015	16,303
2016	15,262
Thereafter	63,438
$164,365

Note 9 - Long-Term Debt

(in thousands)	2011	2010
Acquisition related notes:
Weighted average interest rate of 5.27% at December 31, 2010, with maturities through 2013	$—	$44,624
Non-interest bearing acquisition note due in $5.0 million installments March 2012, 2014 and 2016	13,209	—
Notes:
7.25% senior notes due June 2021	400,000	—
5.7% senior debentures due August 2014	1,175	1,175
7.55% senior debentures due April 2028	59,645	59,645
8.5% deferrable interest subordinated notes due April 2012	34,768	34,768
Bank debt:
Revolving line of credit borrowings due March 2016, weighted average interest rate of 6.8%	51,045	—
Term loan facility borrowings through March 2016, weighted average interest rate of 4.0%	341,250	—
Revolving line of credit borrowings due July 2012, weighted average interest rate of 3.63%, extinguished in May 2011	—	200,000
Term loan facility borrowings due April 2016, weighted average interest rate of 4.75%, extinguished in May 2011	—	348,250
Other debt:
6.52% Promissory Note due to First American Financial Corporation (See Note 19)	—	18,787
Various interest rates with maturities through 2013	7,203	13,640
Total long-term debt	908,295	720,889
Less current portion of long-term debt	62,268	233,452
Long-term debt, net of current portion	$846,027	$487,437

Senior Notes

On May 20, 2011, CoreLogic, Inc. issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and the guarantees are full and unconditional, as well as joint and several, for the Notes. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

The Notes are senior unsecured obligations and: (i) rank equally with any of our existing and future senior unsecured indebtedness; (ii) rank senior to all our existing and future subordinated indebtedness; (iii) are subordinated to any of our secured indebtedness (including indebtedness under our credit facility) to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Notes. The guarantees will: (i) rank equally with any existing and future senior unsecured indebtedness of the guarantors; (ii) rank senior to all existing and future subordinated indebtedness of the guarantors; and (iii) are subordinated in right of payment to any secured indebtedness of the guarantors (including the guarantee of our credit facility) to the extent of the value of the assets securing such indebtedness.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2011, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

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
For the Years Ended December 31, 2011, 2010 and 2009

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain assets sales and recovery events, subject to certain reinvestment rights.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.25 to 1.00 (stepping down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further step down to 3.50 to 1.00 starting in the fourth quarter of 2013), (ii) a minimum interest coverage ratio of note less than 3.00 to 1.00, and (iii) a maximum senior secured leverage ratio. not to exceed 3.25 to 1.00 (stepping down to 3.00 to 1.00 in the fourth quarter of 2012. At December 31, 2011, we were in compliance with these financial covenants and the restrictive covenants.

The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our earnings decrease significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. At December 31, 2011, we had borrowing capacity under the revolving lines of credit of $499.0 million, and were in compliance with the financial and restricted covenants of our loan agreements. As of December 31, 2011 and 2010, we have recorded $4.4 million and $2.8 million, respectively, of accrued interest expense.

Former Credit Agreement

As of December 31, 2010, we had a signed third amended and restated credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Securities and a syndicate of lenders, with JPMorgan also serving as administrative agent and collateral agent. The Credit Agreement amended and restated our second amended and restated credit agreement dated as of November 16, 2009. Proceeds from the extensions of credit under the Credit Agreement were used for working capital, retirement of public debt and other general corporate purposes.

The Credit Agreement consisted of a $350.0 million six-year term loan facility, with an original expiration date of April 12, 2016, and a $500.0 million revolving credit facility with a $50.0 million letter of credit sub-facility. The term loan facility was drawn in full on the closing date and the proceeds were used to settle the cash tender offers discussed below, as well as to pay down amounts owed on the revolving credit facility.

The Credit Agreement provided for the ability to increase the term loan facility provided that the total credit exposure under the Credit Agreement did not exceed $1.05 billion in the aggregate.

At December 31, 2010, we had $200.0 million outstanding under our revolving line of credit and $300.0 million of borrowing capacity available on our revolving line of credit. At December 31, 2010, we were in compliance with the financial covenants contained in our loan agreements. The revolving loan commitments were scheduled to terminate on July 11, 2012. We paid an annual commitment fee of 50 basis points on the unused portion of the revolving facility.

To secure our obligations under the Credit Agreement, the Company and the Guarantors (as defined below,

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

collectively the “Loan Parties”) had granted JPMorgan, as collateral agent, a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1.0 million or more. In addition, our obligations under the Credit Agreement were guaranteed by our subsidiaries that comprise at least 95% of our total U.S. assets (the “Guarantors”).

The term loan was subject to mandatory repayment that commenced on September 30, 2010 and was to continue on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $875,000. The outstanding balance of the term loan was due on April 12, 2016. The term loan was subject to prepayment from (i) the net proceeds (as defined in the Credit Agreement) of certain debt incurred or issued by any Loan Party (as defined in the Credit Agreement), (ii) a percentage of our excess cash flow (as defined in the Credit Agreement) (unless our leverage ratio is less than 1:1) and (iii) the net proceeds received (and not reinvested) by any Loan Party from certain assets sales and recovery events.

At our election, borrowings under the Credit Agreement beared interest at (i) the alternate base rate (defined as the greatest of (a) JPMorgan’s “prime rate”, (b) the Federal Funds effective rate plus 0.50% and (c) the reserve adjusted London interbank offering rate for a one month Eurodollar borrowing plus 1.00%) (the “Alternate Base Rate”) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurodollar borrowings (the “LIBO Rate”) adjusted for statutory reserves (the “Adjusted LIBO Rate”), provided that the minimum LIBO Rate with respect to any term loan shall not be less than 1.50%, plus the Applicable Rate. We had the option to select interest periods of one, two, three or six months or, if agreed to by all lenders, nine or twelve months for Eurodollar borrowings of revolving loans. We had the option to select interest periods of three or six months or (if agreed to by all lenders) one, two, nine or twelve months for Eurodollar borrowings of term loans.

The Applicable Rate varied depending upon the Company’s leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings was 1.75% and the maximum was 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings was 2.75% and the maximum was 3.25%. As of December 31, 2010, the Applicable Rate for the term loans was 4.75%.

Acquisition-Related Notes

In March 2011, we entered into a new settlement services joint venture called STARS. Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration payable in three installments of $5.0 million (due on the first, third, and fifth anniversaries of the initial closing), which is non-interest bearing and was discounted to $13.2 million as of December 31, 2011.

Promissory Note Due to First American

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrued interest at a rate of 6.52% annually. Interest was first due on July 1, 2010 and quarterly thereafter. The note approximated the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees. The balance outstanding on the note was $18.8 million at December 31, 2010 and had been paid in full as in September 2011.

Debt Issuance Costs

In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we wrote-off $10.2 million of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense in the accompanying consolidated statements of income for the year ended December 31, 2011. In addition, we capitalized $22.8 million of debt issuance costs relating to the issuance of the Note and Credit Agreement, included in other assets in the accompanying balance sheet as of December 31, 2011, and will amortize these costs to interest expense over the term of the Notes and Credit Agreement, as applicable.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial balance of $200.0 million, with a fixed interest rate of 1.73% and amortizes quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. Previous swaps entered in October 2010 of

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

$348.3 million were terminated with a realized gain of $0.4 million for the year ended December 31, 2011 upon full repayment of the underlying debt.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $5.1 million at December 31, 2011 and an asset of $5.2 million at December 31, 2010.

For the years ended December 31, 2011 and 2010, unrealized loss of $5.8 million (net of $3.7 million in deferred taxes) and unrealized gain of $3.0 million (net of $1.9 million in deferred taxes), respectively, were recognized in other comprehensive loss related to these Swaps.

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

The tender offers expired on May 12, 2010. Holders of 99.2% of the 5.7% senior notes of the Company due 2014, the holders of 65.2% of the 8.5% capital securities of First American Capital Trust I due 2012, the holders of 40.35% of the 7.55% senior debentures due 2028 and the holders of 48.5% of the PREFERRED PLUS 7.55% trust certificates tendered their senior notes and capital securities to the Company as of December 31, 2010.

Consent fees paid in connection with the tender offer totaling $2.7 million are included in other operating expenses for the year ended December 31, 2010.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
Year ending December 31,
2012	$62,320
2013	28,300
2014	50,026
2015	52,500
2016	257,295
Thereafter	459,645
Total (1)	$910,086

(1)	Includes the acquisition related note payable of $15.0 million, which is non-interest and discounted to $13.2 million as of December 31, 2011.

Note 10 - Income Taxes

Domestic pretax income from continuing operations was $140.3 million, $140.1 million and $174.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Foreign pretax income/(loss) was $(1.4) million, $12.8 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

The amounts shown in the tables below include income taxes included in equity of affiliates of $19.2 million, $27.7 million and $32.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, with the changes driven by changes in the profitability of the investments in affiliates. For purposes of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of corporate and eliminations in equity in earnings of affiliates.

Income taxes are summarized as follows:

(in thousands)	2011	2010	2009
Current:
Federal	$66,284	$33,719	$7,902
State	12,414	19,751	6,743
Foreign	13,765	634	1,631
	92,463	54,104	16,276
Deferred:
Federal	(1,798)	11,446	18,294
State	(267)	(4,576)	12,317
Foreign	(3,998)	(2,909)	2,584
	(6,063)	3,961	33,195
Total current and deferred	$86,400	$58,065	$49,471

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

(in thousands)	2011	2010	2009
Taxes calculated at federal rate	$48,620	$48,592	$53,594
State taxes, net of federal benefit	7,896	9,863	12,475
Foreign taxes (less than) in excess of federal rate	(432)	(1,088)	(94)
Tax effect of noncontrolling interests	—	(10,521)	(17,633)
Non-deductible expenses, including Separation-related	636	6,436	463
Gain on disposition of subsidiary	11,367	—	—
Change from investee to subsidiary	12,285	—	—
Change in uncertain tax positions	4,588	1,351	570
Other items, net	1,440	3,432	96
	$86,400	$58,065	$49,471

Our effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 74.3% for 2011, 41.8% for 2010 and 23.8% for 2009. The change in the effective rate in 2011 from 2010 was primarily attributable to the provision of income taxes on former partnership income that was attributable to noncontrolling interests for which no income taxes were provided in the quarter ended March 31, 2010, the $12.3 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment, non-deductible transaction costs incurred in connection with the Separation and excess tax gain on the sale of CoreLogic Global Services Private Limited ("CoreLogic India"). The change in the effective income tax rate in 2010 from 2009 was primarily due to a goodwill impairment charge in 2009 for which no corresponding tax benefit was recognized.

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010
Deferred tax assets:
Federal net operating and credit loss carryforwards	$65,168	$30,395
Deferred revenue	137,688	128,733
Bad debt reserves	7,119	5,144
Employee benefits	43,684	43,249
Investment in affiliates	—	1,538
Accrued expenses and loss reserves	29,384	18,738
Other	2,519	2,615
Less: valuation allowance	(29,389)	(19,058)
	256,173	211,354
Deferred tax liabilities:
Depreciable and amortizable assets	186,260	159,178
Investment in affiliates	10,407	—
Marketable equity securities	—	15,050
	196,667	174,228
Net deferred tax asset/(liability)	$59,506	$37,126

The net change in the deferred tax balance is primarily attributable to acquired net operating loss and other tax attributes associated with the purchase of Dorado.

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefits recorded were $0.4 million in 2011, $3.4 million in 2010 and $0.8 million in 2009.

At December 31, 2011, we had available federal, state and foreign net operating loss carryforwards totaling, in aggregate, approximately $320.0 million for income tax purposes, of which $8.6 million has an indefinite expiration. The remaining $311.4 million expires at various times beginning in 2012.

The valuation allowance relates to deferred tax assets for federal and state net operating loss carryforwards relating to acquisitions, our foreign operations and state capital losses carryforwards related to the loss on the sale of the employer and litigation services businesses. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code of 1986, as amended (the “Code”), and state jurisdictions. The increase in the valuation allowance is primarily related to net operating loss and credit carryovers attributable to the acquisition of Dorado.We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. To the extent that the related tax benefits are realized in subsequent years, they will be applied to reduce goodwill arising from the acquisitions.

As of December 31, 2011, U.S. taxes were not provided on approximately $18.9 million in earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practical to calculate the deferred taxes associated with these earnings; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

The liability for income taxes associated with uncertain tax positions was $19.3 million and $22.6 million as of December 31, 2011 and 2010, respectively. This liability can be reduced by $10.4 million of offsets for amounts subject to indemnification by FAFC under the Tax Sharing Agreement and $1.9 million in tax benefits from timing adjustments. The net amount of $7.0 million, if recognized, would favorably affect our effective tax rate.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

(In thousands)	2011	2010	2009
Unrecognized Tax Benefits - Opening Balance	$22,590	$21,400	$28,200
Gross Increases - tax positions in prior period	19	2,126	—
Gross decreases - tax positions in prior period	(8,899)	(439)	(700)
Gross increases - current-period tax positions	5,727	3,027	2,600
Settlements with taxing authorities	—	(538)	(800)
Expiration of the statute of limitations for the assessment of taxes	(135)	(2,986)	(7,900)
Unrecognized Tax Benefits - Ending Balance	$19,302	$22,590	$21,400

Our continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $1.2 million, $0.2 million and $0.1 million in interest and penalties, respectively. We had accrued $5.5 million in 2011 and $5.5 million in 2010 of interest and penalties related to uncertain tax positions. The liability as of December 31, 2011 can be reduced by $3.7 million of offsets subject to indemnification by FAFC under the Tax Sharing Agreement.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statutes of limitation for the assessment of taxes. We estimate that decreases in unrecognized tax benefits within the next 12 months will total approximately $0.8 million.

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

The Tax Sharing Agreement generally provides that, with respect to any consolidated tax return that includes the members of the FAFC group and the Company’s group, (a) FAFC is generally responsible for all taxes that are attributable to members of the FAFC group of companies or the assets, liabilities or businesses of the FAFC group of companies (including any such liabilities arising from adjustments to prior year or partial year with respect to 2011), except with respect to the 2010

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

taxable year in which case FAFC is liable for 75% of such taxes as shown on the 2010 consolidated tax return, and (b) we are generally responsible for all taxes attributable to members of our group of companies or the assets, liabilities or businesses of our group of companies (including any such liabilities arising from adjustments to prior year or partial year with respect to 2011), except with respect to the 2010 taxable year in which case we are additionally liable for 25% of all taxes attributable to the FAFC group as shown on the 2010 consolidated tax return. The FAFC group and our group will each be liable for taxes reflected in their respective separate group tax returns. Notwithstanding the foregoing, the Company and FAFC will each be liable for one-half of the taxes as shown on the applicable tax return arising from the internal transactions undertaken prior to the Distribution that are expected to be taxable. If the Distribution itself, or certain preparatory internal transactions that are undertaken in connection therewith and are expected to be tax-free become taxable for U.S. federal income tax purposes or if there is an increase in taxes resulting from the taxable internal transactions undertaken in connection with the Separation other than due to an action or omission of either party, we will share the resulting tax liability equally with FAFC. If such taxes arise as a result of action or omission of either party, such party will generally be liable for 100% of such taxes. To the extent that the parties have made any payments to each other prior to the Distribution on account of taxes for which they are liable under the Tax Sharing Agreement, such payments will be treated as an offset to amounts owed under the Tax Sharing Agreement.

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

On December 22, 2010, we and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a purchase agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser. See Note 19 - Discontinued Operations. Under the terms of the purchase agreement the Company remains liable for, and agreed to indemnify Purchaser for all taxes arising from the operation of the employer and litigation services businesses prior to the closing date of the sale. Purchaser assumed liability for, and agreed to indemnify us for all taxes arising from the operation of the employer and litigation businesses after the closing date of the sale. As of December 31, 2011, the liability for which we may be obligated to indemnify Purchaser for pre-closing date uncertain tax positions is approximately $0.7 million, net of tax benefits.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

In July 2011, we entered into a definitive agreement with Cognizant Technology Solutions Corporation ("Cognizant"), under which an affiliate of Cognizant acquired CoreLogic India Global Services Private Limited, our India-based captive operations. See Note 15 - Commitments and Contingencies. Under the terms of the purchase agreement, we remain liable for, and agree to indemnify Cognizant for all taxes arising from the operation of the business prior to the closing date of the sale. Cognizant assumed liability for, and agreed, to indemnify us for all taxes arising from the operation of the business after the closing date of the sale. As of December 31, 2011, the liability for which we may be obligated to indemnify Cognizant for pre-closing date uncertain tax positions is approximately $1.1 million, net of tax benefits.

Note 11 - Earnings/(Loss) Per Share

The following is a reconciliation of net income/(loss) per share, using the treasury-stock method:

(in thousands, except per share amounts)	2011	2010	2009
Numerator:
Income from continuing operations attributable to CoreLogic stockholders, net of tax	$52,515	$46,221	$45,981
(Loss)/income from discontinued operations attributable to CoreLogic stockholders, net of tax	(127,124)	(83,536)	150,658
Loss on sale of discontinued operations, net of tax	—	(18,985)	—
Net (loss)/income attributable to CoreLogic	$(74,609)	$(56,300)	$196,639
Denominator:
Weighted-average shares for basic earnings per share	109,122	111,529	94,551
Effect of options and restricted stock	590	834	927
Denominator for diluted earnings per share	109,712	112,363	95,478
Earnings per share
Basic:
Income from continuing operations attributable to CoreLogic stockholders, net of tax	$0.48	$0.41	$0.49
(Loss)/income from discontinued operations attributable to CoreLogic stockholders, net of tax	(1.16)	(0.75)	1.59
Loss on sale of discontinued operations, net of tax	—	(0.17)	—
Net (loss)/income attributable to CoreLogic	$(0.68)	$(0.51)	$2.08
Diluted:
Income from continuing operations attributable to CoreLogic stockholders, net of tax	$0.48	$0.41	$0.48
(Loss)/income from discontinued operations attributable to CoreLogic stockholders, net of tax	(1.16)	(0.74)	1.58
Loss on sale of discontinued operations, net of tax	—	(0.17)	—
Net (loss)/income attributable to CoreLogic	$(0.68)	$(0.50)	$2.06

For the years ended December 31, 2011 and 2010 and 2009, 5.5 million, 4.1 million and 3.7 million stock options and RSUs were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

Note 12 - Employee Benefit Plans.

We currently offer a variety of employee benefit plans, including a 401(k) savings plan and non-qualified plans, including unfunded supplemental management and executive benefit plans (collectively, the “SERPs”) which were frozen effective December 31, 2010, a frozen pension restoration plan (“Restoration”), and deferred compensation plan.

The non-qualified plans are exempt from most provisions of the Employee Retirement Income Security Act because they are only available to a select group of management and highly compensated employees and are therefore not qualified employee benefit plans. To preserve the tax-deferred savings advantages of a non-qualified plan, federal law requires that it be an unfunded or informally funded future promise to pay.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

FAC’s defined benefit pension plan was a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service. The policy was to fund all accrued pension costs. Contributions were intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The sponsorship for this plan was transferred to FAFC as part of the Separation. As part of the Separation, we provided FAFC with a promissory note in the principal amount of $19.9 million. The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that are or were our employees. The balance outstanding on the note was $18.8 million at December 31, 2010 and was paid in full as of September 2011.

The liability associated with FAFC’s participants in the FAC non-qualified, unfunded supplemental benefit plan, 401(k) savings plan and deferred compensation plan was transferred to FAFC as part of the Separation.

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the SERPs and Restoration plans as of December 31, 2011, and 2010:

(in thousands)	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of period	$26,954	$258,631
Service costs	565	2,743
Interest costs	1,434	7,300
Actuarial losses	3,058	1,735
Separation of FAFC	—	(228,347)
Benefits paid	(1,352)	(5,952)
Plan amendment	—	(9,156)
Projected benefit obligation at end of period	30,659	26,954

Change in plan assets:
Company contributions	1,352	5,952
Benefits paid	(1,352)	(5,952)
Plan assets at fair value at end of the period	—	—
Reconciliation of funded status:
Unfunded status of the plans	$(30,659)	$(26,954)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(30,659)	$(26,954)
	$(30,659)	$(26,954)
Amounts recognized in accumulated other comprehensive income/(loss):
Unrecognized net actuarial loss	$15,565	$16,529
Unrecognized prior service credit	(10,209)	(11,352)
Separation of FAFC	—	(2,955)
	$5,356	$2,222

The net periodic pension cost for the years ended December 31, 2011, 2010, and 2009, for the FAC defined benefit pension plan, SERPs and Restoration plans includes the following components:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009
Expenses:
Service costs	$565	$2,743	$6,049
Interest costs	1,435	7,300	34,845
Expected return on plan assets	—	—	(20,176)
Amortization of net loss	(76)	3,680	19,956
Amortization of prior service credit	—	—	(1,291)
	$1,924	$13,723	$39,383

Included in these expenses are $8.9 million and $34.5 million for the years ended December 31, 2010 and 2009, respectively, related to FAFC employees.

Weighted-average discount rate used to determine costs for the plans were as follows:

	2011	2010
SERP Plans	5.50%	5.81%
Restoration Plan	5.33%	5.81%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2011	2010
SERP Plans
Discount rate	4.52%	5.50%
Salary increase rate	N/A	—%
Restoration Plan
Discount rate	4.57%	5.33%

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined SERPs as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Projected benefit obligation	$30,660	$26,954
Accumulated benefit obligation	$30,660	$26,954
Plan assets at fair value at end of year	$—	$—

The following benefit payments for all plans, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)
2012	$1,871
2013	$1,865
2014	$1,843
2015	$1,821
2016	$1,273
2017-2020	$6,503

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

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. There were no contributions or expense for the years ended December 31, 2011 and 2010 related to the Savings Plan as a result of the determination that we did not meet the requirement for a profit driven 401(k) match. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 1,236,874 and 1,287,357 shares of our common stock, representing 1.2% and 1.1% of the total shares outstanding at December 31, 2011 and 2010, respectively.

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

The value of the assets underlying our deferred compensation plan was $28.4 million and $30.7 million as of December 31, 2011, and 2010, respectively, and is included in other assets in the consolidated balance sheets. The unfunded liability for our deferred compensation plan was $30.1 million and $32.2 million as of December 31, 2011 and 2010, respectively, and is included in other liabilities in the consolidated balance sheets.

Note 13 - Fair Value of Financial Instruments

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

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
For the Years Ended December 31, 2011, 2010 and 2009

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

Restricted cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit secured by the Company; we deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

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

The fair values of our financial instruments as of December 31, 2011 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$259,266	$—	$—	$259,266
Restricted cash	—	22,044	—	22,044
Equity securities	20,884	—	—	20,884
Total Financial Assets	$280,150	$22,044	$—	$302,194

Financial Liabilities:
Total debt	—	828,990	—	828,990
Total Financial Liabilities	$—	$828,990	$—	$828,990

Derivatives:
Interest rate swap agreements	$—	$(5,078)	$—	$(5,078)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

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

Note 14 - Share-Based Compensation Plans

We issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting, held on May 19, 2011. The Plan permits the grant of restricted stock units (“RSUs”), performance based awards and stock options (“PBRSUs”). Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2011 Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so that the Company will have sufficient authority and flexibility to adequately provide for future incentives.

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

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

Restricted Stock Units

For the year ended December 31, 2011, we awarded 461,458 RSUs with an estimated value of $7.8 million. The RSU awards will vest ratably over three years.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2010	1,194	$18.29
RSUs granted	461	$16.97
RSUs vested	(331)	$18.76
RSUs forfeited	(131)	$16.86
Unvested RSUs outstanding at December 31, 2011	1,193	$17.74

As of December 31, 2011, there was $10.4 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.6 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

Performance Based Restricted Stock Units

In connection with the Separation, we awarded PBRSUs to certain key employees pursuant to the Plan, and subject to certain conditions in the grant agreement. In June 2010, a total of 366,154 PBRSUs were issued at an estimated value of $6.9 million. These awards will vest based on the attainment of certain performance goals relating to our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the years ending December 31, 2011 through 2014 and 2015.

For the year ended December 31, 2011, we awarded 227,860 PBRSUs with an estimated value of $3.7 million. As part of our acquisition of Dorado in March 2011, we assumed 506,736 PBRSUs from the acquired company's restricted stock unit plan and outstanding PBRSUs with an estimated value of $9.0 million. These awards will vest based on the attainment of certain performance goals relating to the acquired entity's revenues and EBITDA for the years ending December 31, 2011, 2012 and 2013.

PBRSU activity for the year ended December 31, 2011, is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2010	364	$18.76
PBRSUs granted	228	$16.32
PBRSUs assumed from acquisitions	507	$17.76
PBRSUs forfeited	(111)	$18.47
Unvested PBRSUs outstanding at December 31, 2011	988	$17.71

As of December 31, 2011, there was $13.0 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.6 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

Stock Options

In 2011 and 2010, we issued CoreLogic stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2010 options will vest over a four-year period (33% on the second, third, and fourth anniversaries) and expire ten years after the grant date. The 2011 options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire ten years after the grant date. The fair values of these stock options were estimated using a Black-Scholes model with the following weighted-average assumptions:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010
Expected dividend yield	0%	0%
Risk-free interest rate (1)	1.84%	2.58%
Expected volatility (2)	33.19%	34.59%
Expected life (3)	5.5	6.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

Option activity for the year ended December 31, 2011, is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	5,129	$21.27
Options granted	684	$16.32
Options exercised	(221)	$15.32
Options canceled	(991)	$21.45
Options outstanding at December 31, 2011	4,601	$20.78	2.4	$484
Options vested and expected to vest at December 31, 2011	4,580	$20.80	4.8	$248
Options exercisable at December 31, 2011	3,060	$22.35	2.8	$49

As of December 31, 2011, there was $6.5 million of total unrecognized compensation cost related to unvested CoreLogic stock options that is expected to be recognized over a weighted-average period of 2.4 years.

The intrinsic value of options exercised was $0.5 million, $6.1 million and $4.9 million for the year ended December 31, 2011, 2010 and 2009, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter. The employee stock purchase plan expired in September 2011. We recognize an expense for the amount equal to the discount.

The following table sets forth the share-based compensation expense recognized, excluding discontinued operations, for the years ended December 31, 2011, 2010 and 2009.

(in thousands)	2011	2010	2009
Restricted stock	$7,141	$9,979	$19,476
Performance based restricted stock	1,779	2,098	—
Stock options	2,430	1,469	5,212
Employee stock purchase plan	299	423	949
	$11,649	$13,969	$25,637

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

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

Note 15 - Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011 are as follows:

(in thousands)
2012	$46,974
2013	37,972
2014	24,663
2015	22,251
2016	19,699
Thereafter	33,689
$185,248

In December 2011, we exited and ceased use of two buildings in Westlake, Texas, which resulted in a pre-tax charge of $14.2 million for the year ended December 31, 2011. The charge is primarily comprised of the estimated fair value of the existing operating lease obligations for the vacated buildings, net of assumed sub-lease amounts or credits assumed to be received through the remainder of the lease terms, the last of which ends in 2017. The actual amounts of the facility-related charges are dependent upon the timing and terms we are able to negotiate on the sub-lease of these facilities. These estimates are subject to change if the events and circumstances regarding our ability to sublease the facilities change.

Total rental expenses for all operating leases and month-to-month rentals were $63.2 million, $57.0 million, $69.3 million in 2011, 2010 and 2009, respectively.

Operational Commitments

In August 2011, an affiliate of Cognizant Technology Solutions Corporation ("Cognizant"), acquired CoreLogic India Global Services Private Limited, our India-based captive operations. The purchase price for CoreLogic India was $50.0 million in cash before working capital adjustments. As part of the transaction, we entered into a Master Professional Services Agreement ("Services Agreement") and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-year periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments. In connection with the sale, we recorded $27.1 million of deferred gain on sale which is being recognized over the commitment period of five years.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Note 16 - Litigation and Regulatory Contingencies

We have been named in various lawsuits. Also, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations. We do not believe the results of these audit or investigations to result will be material at this time. We are also in litigation with governmental agencies regarding certain appraisal matters

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we do not believe there is a reasonable possibility that a material loss exceeding amounts already accrued may have been incurred. We record expenses for legal fees as incurred.

At December 31, 2011, we have $6.9 million reserved for litigation and regulatory contingency matters.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against CoreLogic Valuation Services, LLC (“CVS”), f/k/a eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates.

The FDIC complaint alleged that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans. On November 14, 2011, the Court granted the defendants' motion to dismiss the FDIC's gross negligence, alter ego, single business enterprise and joint venture claims, and a portion of the breach of contract claim. On November 30, 2011, the FDIC filed its first amended complaint, alleging only breach of contract claims and naming only CVS f/k/a eAppraiseIT and its parent CoreLogic Real Estate Solutions, LLC f/k/a First American Real Estate Solutions, LLC as Defendants. FDIC seeks to recover losses of at least $129.0 million it alleges WaMu suffered on loans allegedly related to the appraisal services. On February 6, 2012, the Court granted the defendants' motion to dismiss the FDIC's $16.0 million breach of contract claim related to 26 appraisal services allegedly provided before the effective date of the WaMu - eAppraiseIT Agreement. On February 16, 2012, the FDIC filed a second amended complaint reasserting that claim.

The Company intends to defend against these claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

New York Attorney General

On November 1, 2007, the New York Attorney General filed a complaint in New York state court against First American Corporation (“First American”) and eAppraiseIT, LLC (“eAppraiseIT”). CoreLogic and its subsidiary, CoreLogic Valuation Services, LLC (“CVS”), are the successors in interest to First American and EA.

The lawsuit concerns appraisal services eAppraiseIT obtained for Washington Mutual Bank (“WaMu”) in New York in 2006-2007. The Attorney General alleges that eAppraiseIT acceded to pressure from WaMu and agreed to use a panel of appraisers chosen by WaMu's loan origination staff because they provided high values and that First American and eAppraiseIT falsely represented to the public that the appraisals produced through their efforts were independent of the lender and in compliance with Uniform Standards of Professional Appraisal Practice. The Attorney General subsequently dropped the damages claims, but continues to seek civil penalties, restitution, disgorgement, and unspecified injunctive relief. On November 22, 2011, the Court of Appeals of New York issued a divided ruling affirming lower court decisions denying the defendants' motion to dismiss the complaint on grounds that the Attorney General's claims are pre-empted by federal law. On February 22, 2012, CoreLogic and CVS filed a petition for a Writ of Certiorari with the United States Supreme Court seeking review of the Court of Appeals decision. The case has been set for trial beginning May 1, 2012 in New York state trial court.

The Company intends to defend against these claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against Teletrack, Inc. ("Teletrack"), one of our subsidiaries. The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and cost of suit. On September 20, 2011, we filed a Motion to Dismiss the complaint in its entirety. We intend to defend against this claim vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

Separation

As part of the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2011, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of FAC's financial services business with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and any breach by such party of the Separation and Distribution Agreement.

Note 17 - Acquisitions

In September 2011, we completed our acquisition of Tarasoft, a Canadian provider of multiple listing services ("MLS"), for a cash purchase price of C$30.0 million or $30.3 million. Tarasoft is included as a component of the data & analytics segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $17.9 million of goodwill, $2.7 million of customer lists with an estimated average life of 10 years, $0.4 million of tradenames with an estimated average life of 10 years and $0.2 million of noncompete agreements with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

In May 2011, we completed our acquisition of the remaining interest in RP Data for a cash purchase price of A$147.2 million or $157.2 million. RP Data is included as a component of the data and analytics segment. We previously held a 40.2% equity method investment in this entity and as a result of the purchase price paid and the change in control, we recognized a gain of $58.9 million on our existing investment in the second quarter of 2011 which is included in gain/(loss) on investment and other, net in the accompanying consolidated statement of operations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We have recorded $154.5 million of goodwill, $46.7 million of customer lists with an estimated average life of 8 years and $11.7 million of tradenames with an estimated average life of 10 years. The business combination did not have a material impact on our consolidated financial statements.

We entered into forward purchase agreements totaling A$180.3 million to economically hedge a portion of the foreign currency exchange rate risk associated with the acquisition of RP Data. We recorded a gain of $1.8 million during the second quarter of 2011 when the agreements were terminated upon the closing of the acquisition in May 2011.

In March 2011, we completed our acquisition of the remaining interest in Dorado for $31.6 million in cash. Dorado is included as a component of the mortgage origination services segment. We previously held a 39.0% equity method investment

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

in this entity and as a result of the purchase price paid, we recognized a loss of $14.5 million on our existing investment in the fourth quarter of 2010 which is included in gain/(loss) on investments and other, net in the accompanying consolidated statement of operations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $19.7 million of goodwill, $20.4 million of customer lists with an estimated average life of 12 years, and $3.2 million of tradenames with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

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

In 2010, we completed one acquisition in the default services segment. This acquisition had a purchase price of $11.4 million in cash. We previously held a noncontrolling interest in the acquired entity and as a result of the purchase price paid, we recognized a gain of $3.4 million on our existing investment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. We recorded approximately $12.1 million of goodwill, $3.7 million of intangible assets with finite lives and noncontrolling interests with a fair value at the date of acquisition of $2.3 million.

For the year ended December 31, 2009, we completed one acquisition in the data and analytics segment. This acquisition had a cash purchase price of $4.8 million and is not considered material. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. As a result of the acquisition, we recorded approximately $2.3 million of goodwill and $3.0 million of intangible assets with finite lives.

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

In 2009, we completed the acquisition of FADV in a stock for stock transaction for $311.3 million. In connection with the acquisition, we recorded $9.1 million of stock-based compensation expense due to accelerated vesting of FADV options and RSUs.

Note 18 - Discontinued Operations

As of September 30, 2011, we closed our marketing services business (LeadClick) and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management services businesses. As a result, each of these businesses is reflected in our consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2011 presentation.

For the year ended December 31, 2011, we recorded pre-tax impairment charges of $137.7 million as a component of loss from discontinued operations comprised of $123.3 million for marketing services, $8.3 million for our wholly-owned appraisal management services, $3.6 million for transportation services and $2.6 million for consumer services. In addition, we incurred a non-cash impairment charge of $17.1 million for intangibles, a non-cash impairment charge of $10.6 million for internally developed software and bad debt expense of $8.9 million for accounts receivable we deemed to be uncollectible. Finally, we incurred $1.8 million in expense to write-off various other assets and to accrue for expenses related to the closure of our marketing services business.

On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses to the Purchaser for all cash proceeds of $265.0 million. We also agreed to provide certain transition services to the Purchaser for up to one year following the closing. For the year ended December 31, 2010, we

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

recorded pre-tax impairment charge of $174.0 million, related to the sale of the employer and litigation services businesses, as a component of loss from discontinued operations. Further, we recognized a loss on sale of discontinued operation, net of tax of $19.0 million, which included a tax benefit of $34.5 million. The businesses are reflected in our consolidated financial statements as discontinued operations and the results of the businesses in the prior years have been recast to conform to the 2011 presentation.

The businesses distributed as part of the Separation are presented within the consolidated financial statements as discontinued operations. The net income from discontinued operations for the year ended December 31, 2011 includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.

Summarized below are certain assets and liabilities classified as discontinued operation as of December 31, 2011 and 2010:

(in thousands)			Data Analytics		Mortgage Origination	Default
As of December 31, 2011	FAFC	ELI	Marketing	Consumer	Appraisal	Transportation	Total
Current assets	$—	$—	$3,380	$14,833	$1,038	$13,252	$32,503
Property and equipment, net	—	—	—	114	911	1,967	2,992
Goodwill and other identifiable intangible assets, net	—	—	—	2,109	13,959	3,845	19,913
Other assets	—	—	—	—	—	108	108
Total assets	$—	$—	$3,380	$17,056	$15,908	$19,172	$55,516

Total liabilities	$—	$—	$(2,210)	$11,849	$10,907	$6,853	$27,399

As of December 30, 2010
Current assets	$—	$—	$31,411	$17,674	$8,911	$19,594	$77,590
Property and equipment, net	—	—	980	9,275	1,683	2,085	14,023
Goodwill and other identifiable intangible assets, net	—	—	142,792	4,996	22,330	7,825	177,943
Other assets	—	—	—	331	193	213	737
Total assets	$—	$—	$175,183	$32,276	$33,117	$29,717	$270,293

Total liabilities	$—	$—	$11,440	$9,386	$12,005	$7,331	$40,162

Summarized below are the components of our income (loss) from discontinued operations for the year ended December 31, 2011, 2010 and 2009:

(in thousands)			Data and Analytics		Mortgage Origination	Default
For the year ended December 31, 2011	FAFC	ELI	Marketing	Consumer	Appraisal	Transportation	Total

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Operating revenue	$—	$—	$29,399	$94,755	$69,890	$66,115	$260,159
(Loss)/income from discontinued operations before income taxes	—	—	(164,094)	(10,453)	(20,178)	(2,472)	(197,197)
(Benefit)/provision for income taxes	—	—	(61,947)	(2,205)	(6,172)	251	(70,073)
(Loss)/income, net of tax	—	—	(102,147)	(8,248)	(14,006)	(2,723)	(127,124)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
(Loss)/income from discontinued operations, net of tax	$—	$—	$(102,147)	$(8,248)	$(14,006)	$(2,723)	$(127,124)

For the year ended December 31, 2010
Operating revenue	$1,490,501	$242,895	$44,221	$89,573	$141,856	$67,346	$2,076,392
Income/(loss) from discontinued operations before income taxes	76,323	(168,819)	(9,022)	11,950	8,304	1,432	(79,832)
Provision/(benefit) for income taxes	33,222	(23,246)	(14,527)	4,780	3,321	573	4,123
Income/(benefit), net of tax	43,101	(145,573)	5,505	7,170	4,983	859	(83,955)
Less: Net loss attributable to noncontrolling interests	(419)	—	—	—	—	—	(419)
Income/(loss) from discontinued operations, net of tax	$43,520	$(145,573)	$5,505	$7,170	$4,983	$859	$(83,536)

For the year ended December 31, 2009
Operating revenue	$3,938,616	$209,280	$97,842	$58,399	$149,693	$64,596	$4,518,426
Income/(loss) from discontinued operations before income taxes	229,989	11,948	(10,614)	12,713	17,391	6,051	267,478
Provision/(benefit) for income taxes	86,459	7,104	(3,144)	5,085	7,008	2,420	104,932
Income/(loss), net of tax	143,530	4,844	(7,470)	7,628	10,383	3,631	162,546
Less: Net income attributable to noncontrolling interests	11,888	—	—	—	—	—	11,888
Income/(loss) from discontinued operations, net of tax	$131,642	$4,844	$(7,470)	$7,628	$10,383	$3,631	$150,658

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Note 19 - Transactions with FAFC.

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the year ended December 31, 2011 and 2010, the net amount of $6.4 million and $5.4 million, respectively, were recognized as a reduction of other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including the consolidated securities litigation. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2011, no reserves were considered necessary. See further discussion at Note 16 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We recorded a receivable for these contingent tax obligations from FAFC of $34.4 million and $59.7 million as of December 31, 2011 and 2010, respectively. The liability for income taxes associated with uncertain tax positions was $10.4 million and $10.8 million as of December 31, 2011 and 2010, respectively. See further discussion at Note 10 – Income Taxes.

In connection with the Separation transactions, we issued approximately $250.0 million in value, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011.

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrues interest at a rate of 6.52% per annum. Interest was first due on July 1, 2010 and is due quarterly thereafter. The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that were our employees. The balance outstanding on the note was $18.8 million at December 31, 2010 and was paid in full as of September 2011.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements which expire in December 2012. Rental expense associated with these properties totaled $4.4 million in 2011, $4.5 million in 2010, and $6.4 million in 2009.

During the years ended December 31, 2011, 2010, and 2009 we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $15.0 million, $21.4 million and $46.4 million in 2011, 2010 and 2009, respectively. The expenses related to these transactions, which primarily related to purchase of sales of data and other settlement services, totaled $4.2 million, $11.8 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 20 - Segment Financial Information.

Following the closure of LeadClick and the active pursuance of sale of consumer services, transportation services and our wholly-owned appraisal management services businesses, during the quarter ended December 31, 2011, we reorganized our management structure, changed our internal reporting and revised our reportable segments into three reportable segments consisting of data and analytics, mortgage origination services and default services.

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
For the Years Ended December 31, 2011, 2010 and 2009

management, collateral assessment, loan quality reviews and fraud assessment. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment includes intercompany revenues of $13.1 million, $14.0 million, and $20.6 million for the years ended December 31, 2011, 2010 and 2009, respectively; and intercompany expenses of $11.2 million, $10.8 million, $9.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Mortgage Origination Services: Our mortgage origination services segment provides tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions and mortgage-related business process outsourcing. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our mortgage origination services segment includes intercompany revenues of $6.6 million, $3.0 million, and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively; and intercompany expenses of $28.1 million, $31.1 million, $19.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Default Services: Our default services segment provides mortgage default management services, loss mitigation services, claims management, property valuation and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our default services segment includes intercompany revenues of $0.9 million, $2.3 million, and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively; and intercompany expenses of $14.8 million, $16.0 million, $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Selected financial information segment is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)
For the year ended December 31, 2011	Data and Analytics	Mortgage Origination Services	Default Services	Corporate and Eliminations	Consolidated (excluding discontinued operations)
Operating revenue	$525,350	$504,872	$329,273	$(20,948)	$1,338,547
Depreciation and amortization	65,957	23,782	7,484	18,323	115,546
Income/(loss) from continuing operations	69,713	77,567	45,086	(103,681)	88,685
Equity in earnings of affiliates, net of tax	1,512	47,673	(245)	(18,670)	30,270
Net income/(loss) from continuing operations	70,039	126,616	44,310	(187,470)	53,495
Capital expenditures	16,808	12,242	4,062	$12,103	45,215

For the year ended December 31, 2010
Operating revenue	$444,690	$484,940	$368,536	$(17,890)	$1,280,276
Depreciation and amortization	47,459	19,108	5,446	22,868	94,881
Income/(loss) from continuing operations	85,073	85,960	77,206	(134,556)	113,683
Equity in earnings of affiliates, net of tax	4,606	64,588	755	(28,308)	41,641
Net income/(loss) from continuing operations	89,658	150,855	81,311	$(237,933)	83,891
Capital expenditures	9,378	8,698	2,658	31,876	52,610

For the year ended December 31, 2009
Operating revenue	$436,458	$518,882	$360,638	14,184	$1,330,162
Depreciation and amortization	47,919	21,390	6,313	38,752	114,374
Income/(loss) from continuing operations	105,812	101,027	60,905	(159,092)	108,652
Equity in earnings of affiliates, net of tax	638	77,075	586	(29,452)	48,847
Net Income/(loss) from continuing operations	107,233	178,245	61,478	(243,337)	103,619
Capital expenditures	11,593	11,003	984	8,307	31,887

(in thousands)
As of December 31, 2011	Data and Analytics	Mortgage Origination Services	Default Services	Corporate and Eliminations	Consolidated (excluding discontinued operations)
Investment in affiliates, net	$24,398	$79,538	$—	$9,873	$113,809
Long-lived assets	1,141,749	929,116	177,122	206,105	2,454,092
Total assets	1,248,436	1,039,069	226,034	541,016	3,054,555

As of December 31, 2010
Investment in affiliates, net	$73,108	$66,019	$—	$26,582	$165,709
Long-lived assets	877,715	862,004	181,441	261,364	2,182,524
Total assets	972,562	994,124	230,142	767,704	2,964,532

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Operating revenues separated between domestic and foreign operations and by segment is as follows:

	Year ending December 31,
(in thousands)	2011		2010		2009
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Data and Analytics	$468,022	$57,328	$438,359	$6,331	$431,214	$5,244
Mortgage Origination Services	504,633	239	484,888	52	518,882	—
Default Services	329,273	—	368,536	—	360,638	—
Corporate and Eliminations	(62,254)	41,306	(71,118)	53,228	(47,412)	61,596
Consolidated	$1,239,674	$98,873	$1,220,665	$59,611	$1,263,322	$66,840

Long-lived assets separated between domestic and foreign operations and by segment is as follows:

	As of December 31,
(in thousands)	2011		2010
	Domestic	Foreign	Domestic	Foreign
Data and Analytics	787,901	353,848	867,088	10,627
Mortgage Origination Services	929,075	41	861,901	103
Default Services	177,122	—	181,441	—
Corporate and Eliminations	(292,381)	498,486	257,719	3,645
Consolidated (excluding assets for discontinued operations)	$1,601,717	$852,375	$2,168,149	$14,375

Note 21 - Guarantor Subsidiaries

As discussed in Note 9 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects CoreLogic, Inc.'s (the "Parent's") separate accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$284,329	$339,098	$32,552	$—	$655,979
Property and equipment, net	8,500	175,129	30,608	—	214,237
Goodwill	—	1,288,328	183,878	—	1,472,206
Other identifiable intangible assets, net	—	107,994	56,371		164,365
Capitalized data and database cost, net	—	218,534	85,472	—	304,006
Investments in affiliates	—	108,323	5,486	—	113,809
Deferred income tax assets, long-term	53,724	(15,419)	—	—	38,305
Restricted cash	18,298	122	3,624	—	22,044
Investment in subsidiaries	1,799,365	—	—	(1,799,365)	—
Other assets	92,910	30,151	2,059	—	125,120
Total assets	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

Liabilities and equity:
Current liabilities	$121,831	$369,630	$35,791	$—	$527,252
Long-term debt, net	784,570	10,412	51,045	—	846,027
Deferred revenue	—	338,799	—	—	338,799
Deferred income taxes, long term	—	—	18,383	—	18,383
Other liabilities	105,904	24,334	4,551	—	134,789
Total equity	1,244,821	1,509,085	290,280	(1,799,365)	1,244,821
Total liabilities and equity	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

	Condensed Balance Sheet
	As of December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$421,614	$567,682	$63,005	$—	$1,052,301
Property and equipment, net	11,417	180,679	5,330	—	197,426
Goodwill	—	1,270,751	19,137	—	1,289,888
Other identifiable intangible assets, net	—	106,060	3,790	—	109,850
Capitalized data and database cost, net	—	211,325	6	—	211,331
Investments in affiliates	18,383	147,326	—	—	165,709
Deferred income tax assets, long-term	34,799	(28,769)	314	—	6,344
Restricted cash	20,973	122	—	—	21,095
Investment in subsidiaries	1,773,507	—	—	(1,773,507)	—
Other assets	118,775	60,000	2,106	—	180,881
Total assets	$2,399,468	$2,515,176	$93,688	$(1,773,507)	$3,234,825

Liabilities and equity:
Current liabilities	$349,485	$408,611	$9,569	$—	$767,665
Long-term debt, net	443,838	43,599	—	—	487,437
Deferred revenue	—	350,827	—	—	350,827
Deferred income taxes, long term	—	—	—	—	—
Other liabilities	61,004	22,698	53	—	83,755
Total equity	1,545,141	1,689,441	84,066	(1,773,507)	1,545,141
Total liabilities and equity	$2,399,468	$2,515,176	$93,688	$(1,773,507)	$3,234,825

	Condensed Statement of Operations
	For the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,230,299	$108,248	$—	$1,338,547
External cost of revenues	—	280,509	7,547	—	288,056
Salaries and benefits	74,968	421,480	57,450	—	553,898
Other operating expenses	21,714	245,414	25,234	—	292,362
Depreciation and amortization	3,702	92,046	19,798	—	115,546
Income from continuing operations	(100,384)	190,850	(1,781)	—	88,685
Total interest expenses, net	(55,564)	(978)	(1,748)	—	(58,290)
(Loss)/gain on investment and other, net	64,984	(5,061)	82	—	60,005
Provision/(benefit) for income taxes	(65,471)	133,017	(371)	—	67,175
Equity in earnings of affiliates, net of tax	—	30,078	192	—	30,270
Equity in earnings of subsidiary, net of tax	(48,136)	—	—	48,136	—
Net (loss)/income from continuing operations, net of tax	(73,629)	81,872	(2,884)	48,136	53,495
Loss from discontinued operations, net of tax	—	(127,124)	—	—	(127,124)
Loss on sale of discontinued operations, net of tax	—	—	—	—	—
Net loss	(73,629)	(45,252)	(2,884)	48,136	(73,629)
Less: Net income attributable to noncontrolling interest	980	—	—	—	980
Net loss attributable to CoreLogic	$(74,609)	$(45,252)	$(2,884)	$48,136	$(74,609)

	Condensed Statement of Operations
	For the Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,219,615	$60,661	$—	$1,280,276
External cost of revenues	—	281,564	1,260	—	282,824
Salaries and benefits	56,723	437,164	39,381	—	533,268
Other operating expenses	17,060	229,014	9,546	—	255,620
Depreciation and amortization	5,093	86,960	2,828	—	94,881
(Loss)/income from continuing operations	(78,876)	184,913	7,646	—	113,683
Total interest (expense)/income, net	(30,279)	(650)	704	—	(30,225)
(Loss)/gain on investment and other, net	(13,852)	(1,828)	4,795	—	(10,885)
(Benefit)/provision for income taxes	(55,525)	82,351	3,497	—	30,323
Equity in (losses)/earnings of affiliates, net of tax	(29)	41,670	—	—	41,641
Equity in earnings of subsidiary, net of tax	48,882	—	—	(48,882)	—
Net (loss)/income from continuing operations, net of tax	(18,629)	141,754	9,648	(48,882)	83,891
Income/(loss) from discontinued operations, net of tax	—	18,517	(102,053)	—	(83,536)
Loss on sale of discontinued operations, net of tax	—	—	(18,985)	—	(18,985)
Net (loss)/income	(18,629)	160,271	(111,390)	(48,882)	(18,630)
Less: Net income attributable to noncontrolling interest	37,670	—	—	—	37,670
Net (loss)/income attributable to CoreLogic	$(56,299)	$160,271	$(111,390)	$(48,882)	$(56,300)

	Condensed Statement of Operations
	For the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,263,321	$66,841	$—	$1,330,162
External cost of revenues	—	289,687	387	—	290,074
Salaries and benefits	46,684	474,314	44,919	—	565,917
Other operating expenses	(22,361)	262,562	10,944	—	251,145
Depreciation and amortization	4,320	106,363	3,691	—	114,374
Income from continuing operations	(28,643)	130,395	6,900	—	108,652
Total interest (expense)/income, net	(33,797)	2,726	225	—	(30,846)
Loss on investment and other, net	—	(5,933)	—	—	(5,933)
(Benefit)/provision for income taxes	(14,822)	30,191	1,732	—	17,101
Equity in (losses)/earnings of affiliates, net of tax	(740)	49,587	—	—	48,847
Equity in earnings of subsidiary, net of tax	302,633	—	—	(302,633)	—
Net income from continuing operations, net of tax	254,275	146,584	5,393	(302,633)	103,619
Income from discontinued operations, net of tax	—	14,172	136,486	—	150,658
Net income/(loss)	254,275	160,756	141,879	(302,633)	254,277
Less: Net income attributable to noncontrolling interest	57,638	—	—	—	57,638
Net income/(loss) attributable to CoreLogic	$196,637	$160,756	$141,879	$(302,633)	$196,639

	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	(11,425)	176,002	7,015	—	171,592
Net cash provided by operating activities - discontinued operations	—	(10,655)	—	—	(10,655)
Total cash (used in)/provided by operating activities	$(11,425)	$165,347	$7,015	$—	$160,937
Cash flow from investing activities:					—
Purchases of redeemable noncontrolling interests	(72,000)	—	—	—	(72,000)
Purchases of property and equipment	(785)	(38,503)	(5,927)	—	(45,215)
Purchases of capitalized data and other intangible assets	—	(26,447)	(562)	—	(27,009)
Cash paid for acquisitions, net of cash acquired	(219,317)	4,220	882	—	(214,215)
Proceeds from sale of discontinued operations	—	—	—	—	—
Purchases of investments	725	(27,623)	—	—	(26,898)

Proceeds from sale of subsidiary and other increases in noncontrolling interest, net	22,754	5,300	—	—	28,054
Proceeds from sale of property and equipment	—	25,042	—	—	25,042
Proceeds from sale of investments	—	74,621	—	—	74,621
Change in restricted cash	2,675	(1)	(583)	—	2,091
Net cash (used in)/provided by investing activities - continuing operations	(265,948)	16,609	(6,190)	—	(255,529)
Net cash used in investing activities - discontinued operations	—	(4,497)	—	—	(4,497)
Total cash (used in)/provided by investing activities	$(265,948)	$12,112	$(6,190)	$—	$(260,026)
Cash flow from financing activities:
Proceeds from long-term debt	750,000	54,544	53,610	—	858,154
Debt issuance costs	(22,810)	—	—	—	(22,810)
Repayments of long-term debt	(575,787)	(107,094)	(50,526)	—	(733,407)
Share repurchases	(176,512)	—	—	—	(176,512)
Proceeds from issuance of stock related to stock options and employee benefit plans	1,064	—	—	—	1,064
Distribution to noncontrolling interests	(4,835)	—	—	—	(4,835)
Tax benefit related to stock options	363	—	—	—	363
Other	179,787	(148,942)	(30,845)	—	—
Net cash provided by/(used in) financing activities - continuing operations	151,270	(201,492)	(27,761)	—	(77,983)
Net cash provided by financing activities - discontinued operations	—	71	—	—	71
Total cash provided by/(used in) financing activities	$151,270	$(201,421)	$(27,761)	$—	$(77,912)
Net increase/(decrease) in cash and cash equivalents	(126,103)	(23,962)	(26,936)	—	(177,001)
Cash and cash equivalents at beginning of period	355,974	23,013	47,225	—	426,212
Change in cash and cash equivalents - discontinued operations	—	10,055	—	—	10,055
Cash and cash equivalents at end of period	$229,871	$9,106	$20,289	$—	$259,266

	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(68,913)	$224,975	$8,083	$—	$164,145
Net cash provided by operating activities - discontinued operations	—	18,598	23,451	—	42,049
Total cash (used in)/provided by operating activities	$(68,913)	$243,573	$31,534	$—	$206,194
Cash flow from investing activities:					—

Purchases of redeemable noncontrolling interests	(385,847)	—	—	—	(385,847)
Purchases of subsidiary shares from and other decreases in noncontrolling interests	(6,537)	—	—	—	(6,537)
Purchases of property and equipment	(3,347)	(48,114)	(1,149)	—	(52,610)
Purchases of capitalized data and other intangible assets	—	(24,814)	—	—	(24,814)
Cash paid for acquisitions, net of cash acquired	—	(11,401)	2,173	—	(9,228)
Cash received from sale of discontinued operations	—	—	265,000	—	265,000
Purchases of investments	(18,764)	(8,520)	—	—	(27,284)
Proceeds from maturities of debt securities	—	371	—	—	371
Proceeds from sale of investments	—	26,386	—	—	26,386
Issuance of notes receivable, net	—	(12,754)	—	—	(12,754)
Change in restricted cash	(20,973)	(122)	—	—	(21,095)
Net cash (used in)/provided by investing activities - continuing operations	(435,468)	(78,968)	266,024	—	(248,412)
Net cash used in investing activities - discontinued operations	—	(5,656)	(70,536)	—	(76,192)
Total cash (used in)/provided by investing activities	$(435,468)	$(84,624)	$195,488	$—	$(324,604)
Cash flow from financing activities:
Proceeds from long-term debt	843,524	—	—	—	843,524
Debt issuance costs	(14,776)	—	—	—	(14,776)
Repayments of long-term debt	(691,258)	(22,385)	—	—	(713,643)
Share repurchases	(30,171)	—	—	—	(30,171)
Proceeds from issuance of stock related to stock options and employee benefit plans	6,997	—	—	—	6,997
Distribution to noncontrolling interests	(27,800)	—	—	—	(27,800)
Cash dividends	(22,657)	—	—	—	(22,657)
Tax benefit related to stock options	3,423	—	—	—	3,423
Other	628,061	(382,899)	(245,162)	—	—
Net cash provided by/(used in) financing activities - continuing operations	695,343	(405,284)	(245,162)	—	44,897
Net cash provided by financing activities - discontinued operations	—	—	29,087	—	29,087
Total cash provided by/(used in) financing activities	$695,343	$(405,284)	$(216,075)	$—	$73,984
Net increase/(decrease) in cash and cash equivalents	190,962	(246,335)	10,947	—	(44,426)
Cash and cash equivalents at beginning of period	165,012	282,290	12,217	—	459,519
Change in cash and cash equivalents - discontinued operations	—	(12,942)	24,061	—	11,119
Cash and cash equivalents at end of period	$355,974	$23,013	$47,225	$—	$426,212

Condensed Statement of Cash Flows

	For the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(52,431)	$302,141	$943	$—	$250,653
Net cash provided by operating activities - discontinued operations	—	9,538	298,728	—	308,266
Total cash (used in)/provided by operating activities	$(52,431)	$311,679	$299,671	$—	$558,919
Cash flow from investing activities:					—
Purchases of subsidiary shares from and other decreases in noncontrolling interests	(58,511)	(3,500)	—	—	(62,011)
Purchases of property and equipment	(12,352)	(18,376)	(1,159)	—	(31,887)
Purchases of capitalized data and other intangible assets	—	(25,506)	—	—	(25,506)
Cash paid for acquisitions, net of cash acquired	—	(10,000)	—	—	(10,000)
Purchases of investments	—	(10,008)	—	—	(10,008)
Proceeds from maturities of debt securities	—	12,623	—	—	12,623
Proceeds from sale of subsidiary and other increases in noncontrolling interest, net	12,347	—	—	—	12,347
Proceeds from sale of investments	—	4,488	—	—	4,488
Change in restricted cash	—	—	—	—	—
Net cash used in investing activities - continuing operations	(58,516)	(50,279)	(1,159)	—	(109,954)
Net cash (used in)/provided by investing activities - discontinued operations	—	(5,504)	1,380	—	(4,124)
Total cash (used in)/provided by investing activities	$(58,516)	$(55,783)	$221	$—	$(114,078)
Cash flow from financing activities:					—
Proceeds from long-term debt	(1)	50,783	—	—	50,782
Repayments of long-term debt	—	(102,188)	—	—	(102,188)
Proceeds from issuance of stock related to stock options and employee benefit plans	12,601	—	—	—	12,601
Distribution to noncontrolling interests	(31,525)	—	—	—	(31,525)
Cash dividends	(82,054)	—	—	—	(82,054)
Tax benefit related to stock options	1,057	(289)	—	—	768
Other	291,399	(105,564)	(185,835)	—	—
Net cash provided by/(used in) financing activities - continuing operations	191,477	(157,258)	(185,835)	—	(151,616)
Net cash used in financing activities - discontinued operations	—	—	(198,276)	—	(198,276)
Total cash provided by/(used in) financing activities	$191,477	$(157,258)	$(384,111)	$—	$(349,892)
Net increase/(decrease) in cash and cash equivalents	80,530	98,638	(84,219)	—	94,949
Cash and cash equivalents at beginning of period	84,482	187,688	10,949	—	283,119

Change in cash and cash equivalents - discontinued operations	—	(4,036)	85,487	—	81,451
Cash and cash equivalents at end of period	$165,012	$282,290	$12,217	$—	$459,519

Note 22 - Unaudited Quarterly Financial Data.

The following table sets forth certain unaudited quarterly financial data of CoreLogic for years ended 2011 and 2010. As of September 30, 2011, we closed our marketing services business (LeadClick) and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management services businesses; accordingly we reclassified the results of operations from these businesses to discontinued operations in the statements of operations. In 2010 we decided to sell our employer and litigation services businesses and likewise reclassified its results of operations to discontinued operations.

As discussed in Note 2, we have revised certain prior periods to correct errors. See (1) below for the impact of these corrections on our quarterly financial data.

	For the quarters ended
(in thousands, except per share amounts)	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Operating revenue	$316,282	$328,421	$348,446	$345,398
Income from continuing operations	$26,576	$18,833	$27,840	$15,436
Equity in earnings of affiliates, net of tax	$6,334	$5,719	$8,340	$9,877
Net income/(loss) from continuing operations attributable to CoreLogic stockholders	$21,605	$40,041	$(2,970)	$(6,161)
Income/(loss) from discontinued operations attributable to CoreLogic stockholders, net of tax (1)	1,651	(8,556)	(104,220)	(15,999)
Loss on sale of discontinued operations, net of tax	—	—	—	—
Net income/(loss) attributable to CoreLogic stockholders	$23,256	$31,485	$(107,190)	$(22,160)
Per share amounts
Basic:
Income/(loss) from continuing operations attributable to CoreLogic stockholders	$0.19	$0.37	$(0.03)	$(0.06)
Income/(loss) from discontinued operations attributable to CoreLogic stockholders, net of tax (1)	0.01	(0.08)	(0.98)	(0.15)
Loss on sale of discontinued operations, net of tax	—	—	—	—
Net income/(loss) attributable to CoreLogic stockholders	$0.20	$0.29	$(1.01)	$(0.21)
Diluted:
Income/(loss) from continuing operations attributable to CoreLogic stockholders	$0.19	$0.37	$(0.03)	$(0.06)
Income/(loss) from discontinued operations attributable to CoreLogic stockholders, net of tax (1)	0.01	(0.08)	(0.98)	(0.15)
Loss on sale of discontinued operations, net of tax	—	—	—	—
Net income/(loss) attributable to CoreLogic stockholders (1)	$0.20	$0.29	$(1.01)	$(0.21)
Weighted-average common shares outstanding:
Basic	115,545	108,018	106,414	106,508
Diluted	116,306	108,641	106,414	106,508

(1) Amounts for the quarter ended June 30, 2011, have been revised to reflect financial statement revisions net of tax of $1.8 million of income, which impacted earnings per share by $0.02 per share on both a basic and diluted basis in the second quarter of 2011.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

	For the quarters ended
(in thousands, except per share amounts)	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Operating revenue	$308,756	$326,007	$330,146	$315,367
Income from continuing operations	$13,168	$21,624	$45,692	$33,199
Equity in earnings of affiliates, net of tax	$7,523	$8,562	$13,507	$12,049
Net income/(loss) from continuing operations attributable to CoreLogic stockholders	$7,630	$(2,594)	$49,064	$(7,879)
Income/(loss) from discontinued operations attributable to CoreLogic stockholders, net of tax (1)	21,787	27,004	(142,479)	10,152
Loss on sale of discontinued operations, net of tax	—	—	—	(18,985)
Net income/(loss) attributable to CoreLogic stockholders	$29,417	$24,410	$(93,415)	$(16,712)
Per share amounts
Basic:
Income/(loss) from continuing operations attributable to CoreLogic stockholders	$0.07	$(0.02)	$0.42	$(0.07)
Income/(loss) from discontinued operations attributable to CoreLogic stockholders, net of tax (1)	0.21	0.25	(1.22)	0.09
Loss on sale of discontinued operations, net of tax	—	—	—	(0.16)
Net income attributable to CoreLogic stockholders	$0.28	$0.23	$(0.80)	$(0.14)
Diluted:
Income/(loss) from continuing operations attributable to CoreLogic stockholders	$0.07	$(0.02)	$0.42	$(0.07)
Income/(loss) from discontinued operations attributable to CoreLogic stockholders, net of tax (1)	0.21	0.25	(1.21)	0.09
Loss on sale of discontinued operations, net of tax	—	—	—	(0.16)
Net income attributable to CoreLogic stockholders (1)	$0.28	$0.23	$(0.79)	$(0.14)
Weighted-average common shares outstanding:
Basic	103,474	108,936	116,991	116,344
Diluted	104,752	108,936	117,829	116,344

(1) Amounts for the quarter ended June 30, 2010, have been revised to reflect financial statement revisions net of tax of $2.8 million of income, which impacted earnings per share by $0.02 per share on both a basic and diluted basis in the second quarter of 2010.

CORELOGIC AND SUBSIDIARY COMPANIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands) Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$12,314	$6,180	$—	$(1,129)	(1)	$17,365
Claim losses	$28,197	$25,204	$—	$(22,036)	(2)	$31,365
Tax valuation allowance	$19,058	$—	$12,156	$(1,825)		$29,389
Year ended December 31, 2010
Allowance for doubtful accounts	$15,289	$1,276	$—	$(4,251)	(1)	$12,314
Claim losses	$26,286	$25,343	$—	$(23,432)	(2)	$28,197
Tax valuation allowance	$14,692	$4,366	$—	$—		$19,058
Year ended December 31, 2009
Allowance for doubtful accounts	$20,650	$2,544	$—	$(7,905)	(1)	$15,289
Claim losses	$27,997	$36,833	$—	$(38,544)	(2)	$26,286
Tax valuation allowance	$13,707	$985	$—	$—		$14,692

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued a report on the Company’s internal controls over financial reporting.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In finalizing its financial audit, the Company made certain adjustments to the tax provision relating to discontinued operations in our consolidated balance sheets as of December 31, 2011 and 2010, and our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. The adjustments affected the following items reported in the financial results in the press release furnished to the Securities and Exchange Commission in the Company's February 28, 2012 Current Report on Form 8-K: assets of discontinued operations, total current assets, total assets, retained earnings, total CoreLogic stockholders' equity, total equity, total liabilities, total liabilities and equity, total and per share (loss)/income from discontinued operations, net of tax, and total and per share net loss. This Annual Report on Form 10-K reflects the final audited numbers.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Item 11. Executive Compensation

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statement of Comprehensive (Loss) Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

2. Financial Statement Schedule.

3. Exhibits – See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORELOGIC, INC.

By:	/s/ Anand K. Nallathambi
Anand K. Nallathambi
President and Chief Executive Officer
Date: February 29, 2011

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Anand Nallathambi, Frank D. Martell and Stergios Theologides, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand K. Nallathambi	President and Chief Executive Officer	February 29, 2012
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Financial Officer	February 29, 2012
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President and Corporate Controller	February 29, 2012
James L. Balas	(Principal Accounting Officer)

/s/ D. Van Skilling	Chairman of the Board, Director	February 29, 2012
D. Van Skilling

/s/ J. David Chatham	Director	February 29, 2012
J. David Chatham

/s/ Paul F. Folino	Director	February 29, 2012
Paul F. Folino

/s/ Thomas C. O’Brien	Director	February 29, 2012
Thomas C. O’Brien

/s/ David F. Walker	Director	February 29, 2012
David F. Walker

/s/ Mary Lee Widener	Director	February 29, 2012
Mary Lee Widener

EXHIBIT INDEX

Exhibit No.	Description

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

3.2
Amended and Restated Bylaws of CoreLogic, Inc., effective February 27, 2012 (Incorporated by reference herein from Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on February 28, 2012).

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

4.15	Form of Senior Note (Incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004).

4.16
Senior Notes Indenture, dated May 20, 2011, among CoreLogic, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).

4.17
Registration Rights Agreement, dated May 20, 2011, by and among CoreLogic, Inc., the guarantors identified therein, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Capital, Inc., SunTrust Robinson Humphrey, Inc., U.S. Bancorp Investments, Inc., Comerica Securities, Inc. and HSBC Securities (USA) Inc. (Incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).

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

10.5
Employment Agreement by and between First Advantage Corporation and Anand Nallathambi, dated August 10, 2009 (Incorporated by reference herein from Exhibit 99(e)(8) of Solicitation/Recommendation Statement on Schedule 14D-9 of First Advantage Corporation, dated October 9, 2009).*

10.6
Assignment and Assumption Agreement by and between CoreLogic, Inc. and First Advantage Corporation, dated as of June 9, 2010 (Incorporated by reference herein from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.7
Letter Agreement by and between CoreLogic, Inc. and Mr. Nallathambi, dated June 9, 2010 (Incorporated by reference herein from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.8
Arrangement regarding Mr. Nallathambi’s Relocation Assistance Package (Incorporated by reference herein to description included in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2010).*

10.9
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (Incorporated by reference herein from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.10
Letter Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated May 31, 2010 (Incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).*

10.11
Amendment to Letter Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated October 29, 2010 (Incorporated by reference herein from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.12
Separation Agreement and General Release between the CoreLogic, Inc. and Anthony Piszel, dated as of February 4, 2011 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011). *

10.13
Employment Agreement between CoreLogic, Inc. and George S. Livermore dated May 3, 2011 (Incorporated by reference herein to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.14
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.15
Separation Agreement and General Release between The First American Corporation and Frank V. McMahon, dated as of January 13, 2010 (Incorporated by reference herein from Exhibit (10)(gggg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.16
Consulting Agreement between The First American Corporation and Frank V. McMahon, dated as of January 13, 2010 (Incorporated by reference herein from Exhibit (10)(hhhh) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.17
Form of Employment Agreement (Incorporated by reference herein from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.18
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.19	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.20
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.21
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.22
Amendment No. 1 to the Company’s Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.23
Amendment No. 2 to the Company’s Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.24
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.25
Amendment No. 1 to the Company’s Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.26
Amendment No. 2 to the Company’s Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.27
Deferred Compensation Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.28
Amendment No. 1 to the Company’s Deferred Compensation Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.29
Amendment No. 2 to the Company’s Deferred Compensation Plan, effective as of January 1, 2011 (Incorporated by reference herein from Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011).*

10.30	Amendment No. 3 to the Company's Deferred Compensation Plan, effective as of May 1, 2011.*✓

10.31	Amendment No. 4 to the Company's Deferred Compensation Plan, effective as of September 29, 2011.*✓

10.32	1997 Directors’ Stock Plan (Incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8, dated December 11, 1997).*

10.33
Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.34
Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.35
Amendment No. 3 to 1997 Directors’ Stock Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.36	1996 Stock Option Plan (Incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8, dated December 30, 1996).*

10.37
Amendment No. 1 to 1996 Stock Option Plan , dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.38
Amendment No. 2 to 1996 Stock Option Plan, dated June 22, 1998 (Incorporated by reference herein from Exhibit (10)(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.39
Amendment No. 3 to 1996 Stock Option Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.40
Amendment No. 4 to 1996 Stock Option Plan, dated April 22, 1999 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 as filed with the SEC on August 16, 1999).*

10.41
Amendment No. 5 to 1996 Stock Option Plan, dated February 29, 2000 (Incorporated by reference herein from Exhibit (10)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.42
Amendment No. 6 to 1996 Stock Option Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.43
Amendment No. 7 to 1996 Stock Option Plan, dated June 4, 2002 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August14, 2002).*

10.44
The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan) (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.45	CoreLogic, Inc.'s 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit A to the Company's Proxy Statement on Schedule 14A as filed with the SEC on April 18, 2011).*

10.46
CoreLogic, Inc.'s Amended 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.47
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007 (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2007).*

10.48	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2007).*

10.49	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2007).*

10.50
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 26, 2008 (Incorporated by reference herein from Exhibit (10)(tt) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on February 29, 2008).*

10.51
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 10, 2009 (Incorporated by reference herein from Exhibit 10(uu) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.52
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved October 5, 2009 (Incorporated by reference herein from Exhibit (10)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 as filed with the SEC on November 2, 2009).*

10.53
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(zz) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.54
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.55
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2007).*

10.56
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award (Incorporated by reference herein from Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 8, 2008).*

10.57
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009 (Incorporated by reference herein from Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.58
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.59
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.60
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.55  to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.61
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.62
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.63
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.57  to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011). *

10.64
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.65
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.66
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.67
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.68
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(mmm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.69
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 1, 2011 (Incorporated by reference herein from Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.70	Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 18, 2012.*✓

10.71	Form of Performance Unit Award Agreement, approved January 18, 2012.*✓

10.72
Dorado Network Systems Corporation 2011 Restricted Stock Unit Plan (Incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed with the SEC on May 20, 2011).*

10.73
Purchase Agreement between CoreLogic, Inc. and STG-Fairway Holdings, LLC, dated as of December 22, 2010 (Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).

10.74
Credit Agreement, dated May 23, 2011, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).

10.75
Third Amended and Restated Credit Agreement among The First American Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, dated as of April 12, 2010 (Incorporated by reference herein to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010 as filed with the SEC on May 3, 2010).

10.76
First Amendment to Third Amended and Restated Credit Agreement, dated as of December 3, 2010 (Incorporated by reference herein from Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).

10.77
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated February 22, 2011, between CoreLogic, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference herein from Exhibit 10.1 to the Company's Form 8-K as filed with the SEC on February 28, 2011).

10.78
Reseller Services Agreement, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(g) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.79
Amendment to Reseller Services Agreement for Resales to Consumers, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(h) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.80
Agreement for Service, dated October 7, 1998, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.81
Addendum to Agreement for Service, dated May 31, 2000, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.82
Reseller Service Agreement, dated April 26, 2011, between CoreLogic, Inc. and Trans Union LLC (Incorporated by reference herein from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.83	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.84
Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).±

14.1	Code of Ethics (Incorporated by reference herein from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).

21.1	Subsidiaries of the registrant.✓

23.1	Consent of Independent Registered Public Accounting Firm.✓

23.2	Consent of Independent Registered Public Accounting Firm for the financial statements of RELS LLC, included as exhibit 99.1 to this Form 10-K.✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.✓

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.✓

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

99.1	Audited Financial Statements of RELS LLC.✓

101	Extensible Business Reporting Language (XBRL)^

✓	Included in this filing

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

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