Form 10-Q/A
period 2011-09-30
CORELOGIC, INC.
filed 2012-03-26
CIK 36047

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

On March 22, 2012, there were 106,777,922 shares of common stock outstanding.

Explanatory Note

CoreLogic, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q"), originally filed with the Securities and Exchange Commission (the “Commission”) on November 4, 2011. The purpose of this Amendment is to refile Exhibit 10.1 that was originally filed with the Form 10-Q to conform such exhibit to respond to comments received from the staff of the Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.1. Confidential Treatment has been requested for certain portions of this agreement.  Omitted portions have been filed separately with the Commission.  Based on representations by CoreLogic, Inc. that this information qualifies as confidential commercial or financial information under the Freedom of Information Act, 5 U.S.C. 552(b)(4), the Division of Corporation Finance has determined not to publicly disclose it.
This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page, Exhibit Index, Exhibit 10.1, as amended, and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II.
OTHER INFORMATION
CORELOGIC, INC.
Item 6.    Exhibits

Exhibit Number

10.1*±	Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101+	XBRL (eXtensible Business Reporting Language).

*     Filed herewith.
±    Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
**    Previously filed on November 4, 2011 as Exhibits 32.1 and 32.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
+    Previously furnished on November 4, 2011 as Exhibit 101 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	March 23, 2012

Exhibit Index

Exhibit Number

10.1*±	Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101+	XBRL (eXtensible Business Reporting Language).

*     Filed herewith.
±    Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
**    Previously filed on November 4, 2011 as Exhibits 32.1 and 32.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
+    Previously furnished on November 4, 2011 as Exhibit 101 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.