Form 10-K/A
period 2011-12-31
CORELOGIC, INC.
filed 2012-04-30
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K/A
(Amendment No. 1)

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
On April 23 2012, there were 106,810,407 shares of common stock outstanding.

CoreLogic Inc.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this "Amended Report") amends the original Annual Report on Form 10-K of CoreLogic, Inc. (“CoreLogic” or the "Company") for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the "SEC") on February 29, 2012 (the "Original Report"). This Amended Report amends the Original Report to incorporate information required by Part III - Item 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K. In addition, this Amended Report includes revisions to (i) Note 2 related to the timing for the classification of external cost of revenue, salaries and benefits, and other operating expenses into cost of sales and selling, general and administrative expenses and the effects of the change in presenting comprehensive income in the third paragraph of Recent Accounting Pronouncements discussed in Note 2; (ii) Note 18 to revise certain information with respect to discontinued operations; (iii) Note 21 to include comprehensive income as required under the Recent Accounting Pronouncement referenced above; (iv) the audited consolidated balance sheets to conform them with our quarterly report on Form 10-Q filed with the SEC on April 30, 2012 (to correct the classification of liabilities for income taxes associated with uncertain tax positions, including interest and penalties and indemnifications from current to non-current liabilities); and (v) the signature pages to amend one date in the Original Report, which should have been February 29, 2012. We have included in this Amended Report an updated report of our independent registered accounting firm and all of Item 8, and additional exhibits and new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934.
Except as set forth in this Amended Report, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company's other SEC filings subsequent to the filing of the Original Report.

PART II

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Amendment No. 1 to the Annual Report on Form 10-K/A supersede the information included in our original Annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012 ("Form 10-K").

We have one significant equity method investment. The summary results of our significant equity method investment are disclosed in Note 6 – Investment in affiliates.  The audited financials of our significant subsidiary were included as an exhibit to the Form 10-K.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 29, 2012, except with respect to our opinion on the consolidated financial statements insofar as it relates to the the effects of the change in certain items in the third paragraph of reclassification and correction of prior period revisions and second paragraph of external cost of revenues discussed in Note 2, as to which the date is April 30, 2012.

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

(in thousands, except par value)
Assets	2011	2010
Current assets:
Cash and cash equivalents	$259,266	$426,212
Marketable securities	20,884	75,221
Accounts receivable (less allowance for doubtful accounts of $17,365 and $12,314 in 2011 and 2010, respectively)	213,339	176,413
Prepaid expenses and other current assets	51,659	42,793
Income tax receivable	15,110	30,587
Deferred income tax assets, current	39,584	30,782
Due from FAFC, net	621	—
Assets of discontinued operations (Note 18)	55,516	270,293
Total current assets	655,979	1,052,301
Property and equipment, net	214,237	197,426
Goodwill	1,472,206	1,289,888
Other intangible assets, net	164,365	109,850
Capitalized data and database costs, net	304,006	211,331
Investment in affiliates, net	113,809	165,709
Deferred income tax assets	38,305	6,344
Restricted cash	22,044	21,095
Other assets	125,120	180,881
Total assets	$3,110,071	$3,234,825
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$122,859	$118,484
Accrued salaries and benefits	86,444	76,212
Deferred revenue, current	201,689	186,031
Mandatorily redeemable noncontrolling interests	—	72,000
Current portion of long-term debt	62,268	233,452
Due to FAFC, net	—	18,097
Liabilities of discontinued operations (Note 18)	27,399	40,162
Total current liabilities	500,659	744,438
Long-term debt, net of current	846,027	487,437
Deferred revenue, net of current	338,799	350,827
Deferred income tax liabilities	18,383	—
Other liabilities	161,382	106,982
Total liabilities	1,865,250	1,689,684

Commitments and contingencies (Note 15)
Equity:
CoreLogic, Inc.'s (CoreLogic) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 106,544 and 115,499 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	1,053,447	1,229,806
Retained earnings	209,389	297,036
Accumulated other comprehensive (loss)/income	(20,316)	15,943
Total CoreLogic stockholders' equity	1,242,521	1,542,786
Noncontrolling interests	2,300	2,355
Total equity	1,244,821	1,545,141
Total liabilities and equity	$3,110,071	$3,234,825

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

CoreLogic, Inc.
Consolidated Statements of Comprehensive (Loss) Income
For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009
Net (loss)/income attributable to CoreLogic	$(74,609)	$(56,300)	$196,639
Other comprehensive (loss)/income:
Unrealized (loss)/gain on marketable securities, net of tax	(1,475)	2,086	12,348
Unrealized (loss)/gain on interest rate swap, net of tax	(5,847)	2,990	—
Foreign currency translation adjustments	(12,612)	(547)	411
Supplemental benefit plans adjustments, net of tax	(1,983)	8,302	170
Investment gain reclassified to realized gain, net of tax	(14,342)	—	—
Total other comprehensive (loss)/income	(36,259)	12,831	12,929
Comprehensive (loss)/income	(110,868)	(43,469)	209,568
Less: Comprehensive (loss)/income attributable to noncontrolling interests	—	(17)	3,729
Comprehensive (loss)/income attributable to CoreLogic	$(110,868)	$(43,452)	$205,839

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

In connection with preparing our 2011 financial statements, we identified errors amounting to approximately $20.6 million relating to years prior to 2011 principally relating to deferred income taxes from continuing and discontinued operations . We assessed the materiality of these errors on our prior period financial statements in accordance with the SEC's Staff Accounting Bulletins (“SAB”) No. 99 and SAB No. 108, and concluded the errors individually and in the aggregate were not material to the results of operations or financial condition for any prior annual or interim period. We also concluded that correcting the errors, on a cumulative basis, as an out-of-period adjustment would be material to our results for the year ended December 31, 2011 and accordingly, determined that we need to revise previously issued financial statements as part of this revision. We also reversed certain previously recorded out-of-period adjustments in discontinued operations that we had concluded were not material to prior periods, and have recorded them in the periods in which the errors originated. Of the $20.6 million, $9.6 million related to years prior to 2007. We have revised our opening retained earnings balance for the period as of January 1, 2009 to correct for this error. The remaining $11.0 million related to 2010 and 2009 related to discontinued operations. The impact of these adjustments for 2010 and 2009 are as follows:

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

The Consolidated Balance Sheet as of December 31, 2010 has been revised to correct the classification of $21.1 million in restricted cash from prepaid expenses and other current assets to other assets. In addition, the Consolidated Balance Sheet as of December 31, 2011 and 2010 and Note 21 - Guarantor Subsidiaries has been revised to correct the classification of liabilities for income taxes associated with uncertain tax positions, including interest and penalties and indemnifications in the amount of $26.6 million and $23.2 million, respectively, from current to non-current liabilities. The Consolidated Statement of Cash Flows for the year ended December 31, 2010 has been revised to correct the classification of $14.8 million in debt issuance costs from cash flow from operating activities to cash flow from financing activities. Furthermore, we have revised

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Note 18 - Discontinued Operations, to reclassify approximately $6.9 million of income and $2.8 million of losses from marketing services to employer litigation services ("ELI") for the years ended December 31, 2010 and 2009, respectively. These corrections in classification did not have a material impact on the previously issued financial statements and related notes.

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

External cost of revenue

External cost of revenue represents the direct incremental costs paid to outside parties to obtain information and/or services necessary to generate specific revenues, representing the variable costs associated with our revenues. We currently do not include any component of salaries and wages or depreciation and amortization in our external cost of revenues.

Prior to the Separation, we operated primarily as a title insurance company regulated under Article 7 of Regulation S-X and were not subject to the requirements of Article 5 of Regulation S-X. Rule 5-03 of Regulation S-X requires Article 5 companies, such as us, to classify expenses in a functional manner. We intend to classify external cost of revenues, salaries and

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

benefits and other operating expenses into cost of revenues and selling, general and administrative ("SG&A") expenses. We are gathering the financial information and expect to present our income statement under this classification with our annual report on Form 10-K for the year ended December 31, 2012 and all periods presented therein. We believe classifying these expenses on a functional basis will not be material to the financial statements as a whole, as there will be no impact to total expenses previously reported, nor will it impact the statement of operations in terms of overall revenues, operating income, net income or earnings per share. In addition, there will be no impact on our balance sheets or statements of cash flow.

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

In June 2011, the FASB issued updated guidance related to the presentation of comprehensive income. The guidance provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Retroactive application of the presentation requirements has been provided herein. Except for the required change in presentation, the adoption of the updated guidance related to the presentation of comprehensive income had no material impact on our consolidated financial statements.

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

One of our subsidiaries owns a 50.1% interest in a joint venture that provides products and services used in connection with loan originations. This investment in an affiliate contributed 88.1%, 91.9% and 87.6% of our total equity in earnings of affiliates, net of tax, for the years ended December 31, 2011, 2010 and 2009, respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, or a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method.

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

For the year ended December 31, 2011, we recorded $19.7 million of goodwill in connection with our acquisition of the remaining interest in Dorado in March 2011, $154.5 million of goodwill in connection with our acquisition of the remaining interest in RP Data in May 2011 and $17.9 million in connection with our acquisition of Tarasoft Corporation ("Tarasoft") in September 2011. For the year ended December 31, 2010, we recorded $12.1 million of goodwill in connection with our acquisition of RealtyBid in November 2010. We have reclassified $17.3 million and $155.1 million of goodwill, net, to assets of discontinued operations as of December 31, 2011 and 2010, respectively.

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

To secure our obligations under the Credit Agreement, the Company and the Guarantors (as defined below, collectively the “Loan Parties”) had granted JPMorgan, as collateral agent, a security interest over substantially all of their personal property and a mortgage or deed of trust over all their real property with a fair market value of $1.0 million or more. In addition, our obligations under the Credit Agreement were guaranteed by our subsidiaries that comprise at least 95% of our total U.S. assets (the “Guarantors”).

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

Summarized below are certain assets and liabilities classified as discontinued operation as of December 31, 2011 and 2010:

(in thousands)			Data Analytics		Mortgage Origination	Default
As of December 31, 2011	FAFC	ELI	Marketing	Consumer	Appraisal	Transportation	Total
Current assets	$—	$—	$3,380	$14,833	$1,038	$13,252	$32,503
Property and equipment, net	—	—	—	114	911	1,967	2,992
Goodwill and other identifiable intangible assets, net	—	—	—	2,109	13,959	3,845	19,913
Other assets	—	—	—	—	—	108	108
Total assets	$—	$—	$3,380	$17,056	$15,908	$19,172	$55,516

Total liabilities	$—	$—	$(2,210)	$11,849	$10,907	$6,853	$27,399

As of December 30, 2010
Current assets	$—	$—	$31,411	$17,674	$8,911	$19,594	$77,590
Property and equipment, net	—	—	980	9,275	1,683	2,085	14,023
Goodwill and other identifiable intangible assets, net	—	—	142,792	4,996	22,330	7,825	177,943
Other assets	—	—	—	331	193	213	737
Total assets	$—	$—	$175,183	$32,276	$33,117	$29,717	$270,293

Total liabilities	$—	$—	$11,440	$9,386	$12,005	$7,331	$40,162

Summarized below are the components of our income (loss) from discontinued operations for the year ended December 31, 2011, 2010 and 2009:

(in thousands)			Data and Analytics		Mortgage Origination	Default
For the year ended December 31, 2011	FAFC	ELI	Marketing	Consumer	Appraisal	Transportation	Total

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

Operating revenue	$—	$—	$29,399	$94,755	$69,890	$66,115	$260,159
(Loss)/income from discontinued operations before income taxes	—	—	(164,094)	(10,453)	(20,178)	(2,472)	(197,197)
(Benefit)/provision for income taxes	—	—	(61,947)	(2,205)	(6,172)	251	(70,073)
(Loss)/income, net of tax	—	—	(102,147)	(8,248)	(14,006)	(2,723)	(127,124)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
(Loss)/income from discontinued operations, net of tax	$—	$—	$(102,147)	$(8,248)	$(14,006)	$(2,723)	$(127,124)

For the year ended December 31, 2010
Operating revenue	$1,490,501	$242,895	$44,221	$89,573	$141,856	$67,346	$2,076,392
Income/(loss) from discontinued operations before income taxes	76,323	(166,064)	(11,777)	11,950	8,304	1,432	(79,832)
Provision/(benefit) for income taxes	33,222	(27,433)	(10,340)	4,780	3,321	573	4,123
Income/(benefit), net of tax	43,101	(138,631)	(1,437)	7,170	4,983	859	(83,955)
Less: Net loss attributable to noncontrolling interests	(419)	—	—	—	—	—	(419)
Income/(loss) from discontinued operations, net of tax	$43,520	$(138,631)	$(1,437)	$7,170	$4,983	$859	$(83,536)

For the year ended December 31, 2009
Operating revenue	$3,938,616	$209,280	$97,842	$58,399	$149,693	$64,596	$4,518,426
Income/(loss) from discontinued operations before income taxes	229,989	9,193	(7,859)	12,713	17,391	6,051	267,478
Provision/(benefit) for income taxes	86,459	7,104	(3,144)	5,085	7,008	2,420	104,932
Income/(loss), net of tax	143,530	2,089	(4,715)	7,628	10,383	3,631	162,546
Less: Net income attributable to noncontrolling interests	11,888	—	—	—	—	—	11,888
Income/(loss) from discontinued operations, net of tax	$131,642	$2,089	$(4,715)	$7,628	$10,383	$3,631	$150,658

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

	Condensed Balance Sheet
	As of December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$284,329	$339,098	$32,552	$—	$655,979
Property and equipment, net	8,500	175,129	30,608	—	214,237
Goodwill	—	1,288,328	183,878	—	1,472,206
Other identifiable intangible assets, net	—	107,994	56,371		164,365
Capitalized data and database cost, net	—	218,534	85,472	—	304,006
Investments in affiliates	—	108,323	5,486	—	113,809
Deferred income tax assets, long-term	53,724	(15,419)	—	—	38,305
Restricted cash	18,298	122	3,624	—	22,044
Investment in subsidiaries	1,799,365	—	—	(1,799,365)	—
Other assets	92,910	30,151	2,059	—	125,120
Total assets	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

Liabilities and equity:
Current liabilities	$95,237	$369,631	$35,791	$—	$500,659
Long-term debt, net	784,570	10,412	51,045	—	846,027
Deferred revenue	—	338,799	—	—	338,799
Deferred income taxes, long term	—	—	18,383	—	18,383
Other liabilities	132,498	24,333	4,551	—	161,382
Total equity	1,244,821	1,509,085	290,280	(1,799,365)	1,244,821
Total liabilities and equity	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

	Condensed Balance Sheet
	As of December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$421,614	$567,682	$63,005	$—	$1,052,301
Property and equipment, net	11,417	180,679	5,330	—	197,426
Goodwill	—	1,270,751	19,137	—	1,289,888
Other identifiable intangible assets, net	—	106,060	3,790	—	109,850
Capitalized data and database cost, net	—	211,325	6	—	211,331
Investments in affiliates	18,383	147,326	—	—	165,709
Deferred income tax assets, long-term	34,799	(28,769)	314	—	6,344
Restricted cash	20,973	122	—	—	21,095
Investment in subsidiaries	1,773,507	—	—	(1,773,507)	—
Other assets	118,775	60,000	2,106	—	180,881
Total assets	$2,399,468	$2,515,176	$93,688	$(1,773,507)	$3,234,825

Liabilities and equity:
Current liabilities	$326,258	$408,611	$9,569	$—	$744,438
Long-term debt, net	443,838	43,599	—	—	487,437
Deferred revenue	—	350,827	—	—	350,827
Deferred income taxes, long term	—	—	—	—	—
Other liabilities	84,231	22,698	53	—	106,982
Total equity	1,545,141	1,689,441	84,066	(1,773,507)	1,545,141
Total liabilities and equity	$2,399,468	$2,515,176	$93,688	$(1,773,507)	$3,234,825

	Condensed Statement of Operations
	For the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,230,299	$108,248	$—	$1,338,547
External cost of revenues	—	280,509	7,547	—	288,056
Salaries and benefits	74,968	421,480	57,450	—	553,898
Other operating expenses	21,714	245,414	25,234	—	292,362
Depreciation and amortization	3,702	92,046	19,798	—	115,546
Income from continuing operations	(100,384)	190,850	(1,781)	—	88,685
Total interest expenses, net	(55,564)	(978)	(1,748)	—	(58,290)
(Loss)/gain on investment and other, net	64,984	(5,061)	82	—	60,005
Provision/(benefit) for income taxes	(65,471)	133,017	(371)	—	67,175
Equity in earnings of affiliates, net of tax	—	30,078	192	—	30,270
Equity in earnings of subsidiary, net of tax	(48,136)	—	—	48,136	—
Net (loss)/income from continuing operations, net of tax	(73,629)	81,872	(2,884)	48,136	53,495
Loss from discontinued operations, net of tax	—	(127,124)	—	—	(127,124)
Loss on sale of discontinued operations, net of tax	—	—	—	—	—
Net loss	(73,629)	(45,252)	(2,884)	48,136	(73,629)
Less: Net income attributable to noncontrolling interest	980	—	—	—	980
Net loss attributable to CoreLogic	$(74,609)	$(45,252)	$(2,884)	$48,136	$(74,609)
Total other comprehensive (loss)/income	(36,259)	(14,093)	(12,612)	26,705	(36,259)
Comprehensive (loss)/income attributable to CoreLogic	(110,868)	(59,345)	(15,496)	74,841	(110,868)

	Condensed Statement of Operations
	For the Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,219,615	$60,661	$—	$1,280,276
External cost of revenues	—	281,564	1,260	—	282,824
Salaries and benefits	56,723	437,164	39,381	—	533,268
Other operating expenses	17,060	229,014	9,546	—	255,620
Depreciation and amortization	5,093	86,960	2,828	—	94,881
(Loss)/income from continuing operations	(78,876)	184,913	7,646	—	113,683
Total interest (expense)/income, net	(30,279)	(650)	704	—	(30,225)
(Loss)/gain on investment and other, net	(13,852)	(1,828)	4,795	—	(10,885)
(Benefit)/provision for income taxes	(55,525)	82,351	3,497	—	30,323
Equity in (losses)/earnings of affiliates, net of tax	(29)	41,670	—	—	41,641
Equity in earnings of subsidiary, net of tax	48,882	—	—	(48,882)	—
Net (loss)/income from continuing operations, net of tax	(18,629)	141,754	9,648	(48,882)	83,891
Income/(loss) from discontinued operations, net of tax	—	18,517	(102,053)	—	(83,536)
Loss on sale of discontinued operations, net of tax	—	—	(18,985)	—	(18,985)
Net (loss)/income	(18,629)	160,271	(111,390)	(48,882)	(18,630)
Less: Net income attributable to noncontrolling interest	37,670	—	—	—	37,670
Net (loss)/income attributable to CoreLogic	$(56,299)	$160,271	$(111,390)	$(48,882)	$(56,300)
Total other comprehensive income/(loss)	12,831	1,759	(547)	(1,212)	12,831
Comprehensive (loss)/income	(43,468)	162,030	(111,937)	(50,094)	(43,469)
Less: Comprehensive (loss)/income attributable to the noncontrolling interests	(17)	(17)	—	17	(17)
Comprehensive (loss)/income attributable to CoreLogic	(43,451)	162,047	(111,937)	(50,111)	(43,452)

	Condensed Statement of Operations
	For the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,263,321	$66,841	$—	$1,330,162
External cost of revenues	—	289,687	387	—	290,074
Salaries and benefits	46,684	474,314	44,919	—	565,917
Other operating expenses	(22,361)	262,562	10,944	—	251,145
Depreciation and amortization	4,320	106,363	3,691	—	114,374
Income from continuing operations	(28,643)	130,395	6,900	—	108,652
Total interest (expense)/income, net	(33,797)	2,726	225	—	(30,846)
Loss on investment and other, net	—	(5,933)	—	—	(5,933)
(Benefit)/provision for income taxes	(14,822)	30,191	1,732	—	17,101
Equity in (losses)/earnings of affiliates, net of tax	(740)	49,587	—	—	48,847
Equity in earnings of subsidiary, net of tax	302,633	—	—	(302,633)	—
Net income from continuing operations, net of tax	254,275	146,584	5,393	(302,633)	103,619
Income from discontinued operations, net of tax	—	14,172	136,486	—	150,658
Net income/(loss)	254,275	160,756	141,879	(302,633)	254,277
Less: Net income attributable to noncontrolling interest	57,638	—	—	—	57,638
Net income/(loss) attributable to CoreLogic	$196,637	$160,756	$141,879	$(302,633)	$196,639
Total other comprehensive income/(loss)	12,929	12,348	411	(12,759)	12,929
Comprehensive income/(loss)	209,566	173,104	142,290	(315,392)	209,568
Less: Comprehensive income/(loss) attributable to the noncontrolling interests	3,729	2,741	988	(3,729)	3,729
Comprehensive income/(loss) attributable to CoreLogic	205,837	170,363	141,302	(311,663)	205,839

	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	(11,425)	176,002	7,015	—	171,592
Net cash provided by operating activities - discontinued operations	—	(10,655)	—	—	(10,655)
Total cash (used in)/provided by operating activities	$(11,425)	$165,347	$7,015	$—	$160,937
Cash flow from investing activities:					—
Purchases of redeemable noncontrolling interests	(72,000)	—	—	—	(72,000)

Purchases of property and equipment	(785)	(38,503)	(5,927)	—	(45,215)
Purchases of capitalized data and other intangible assets	—	(26,447)	(562)	—	(27,009)
Cash paid for acquisitions, net of cash acquired	(219,317)	4,220	882	—	(214,215)
Proceeds from sale of discontinued operations	—	—	—	—	—
Purchases of investments	725	(27,623)	—	—	(26,898)
Proceeds from sale of subsidiary and other increases in noncontrolling interest, net	22,754	5,300	—	—	28,054
Proceeds from sale of property and equipment	—	25,042	—	—	25,042
Proceeds from sale of investments	—	74,621	—	—	74,621
Change in restricted cash	2,675	(1)	(583)	—	2,091
Net cash (used in)/provided by investing activities - continuing operations	(265,948)	16,609	(6,190)	—	(255,529)
Net cash used in investing activities - discontinued operations	—	(4,497)	—	—	(4,497)
Total cash (used in)/provided by investing activities	$(265,948)	$12,112	$(6,190)	$—	$(260,026)
Cash flow from financing activities:
Proceeds from long-term debt	750,000	54,544	53,610	—	858,154
Debt issuance costs	(22,810)	—	—	—	(22,810)
Repayments of long-term debt	(575,787)	(107,094)	(50,526)	—	(733,407)
Share repurchases	(176,512)	—	—	—	(176,512)
Proceeds from issuance of stock related to stock options and employee benefit plans	1,064	—	—	—	1,064
Distribution to noncontrolling interests	(4,835)	—	—	—	(4,835)
Tax benefit related to stock options	363	—	—	—	363
Other	179,787	(148,942)	(30,845)	—	—
Net cash provided by/(used in) financing activities - continuing operations	151,270	(201,492)	(27,761)	—	(77,983)
Net cash provided by financing activities - discontinued operations	—	71	—	—	71
Total cash provided by/(used in) financing activities	$151,270	$(201,421)	$(27,761)	$—	$(77,912)
Net increase/(decrease) in cash and cash equivalents	(126,103)	(23,962)	(26,936)	—	(177,001)
Cash and cash equivalents at beginning of period	355,974	23,013	47,225	—	426,212
Change in cash and cash equivalents - discontinued operations	—	10,055	—	—	10,055
Cash and cash equivalents at end of period	$229,871	$9,106	$20,289	$—	$259,266

Condensed Statement of Cash Flows
For the Year Ended December 31, 2010
Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total

Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(68,913)	$224,975	$8,083	$—	$164,145
Net cash provided by operating activities - discontinued operations	—	18,598	23,451	—	42,049
Total cash (used in)/provided by operating activities	$(68,913)	$243,573	$31,534	$—	$206,194
Cash flow from investing activities:					—
Purchases of redeemable noncontrolling interests	(385,847)	—	—	—	(385,847)
Purchases of subsidiary shares from and other decreases in noncontrolling interests	(6,537)	—	—	—	(6,537)
Purchases of property and equipment	(3,347)	(48,114)	(1,149)	—	(52,610)
Purchases of capitalized data and other intangible assets	—	(24,814)	—	—	(24,814)
Cash paid for acquisitions, net of cash acquired	—	(11,401)	2,173	—	(9,228)
Cash received from sale of discontinued operations	—	—	265,000	—	265,000
Purchases of investments	(18,764)	(8,520)	—	—	(27,284)
Proceeds from maturities of debt securities	—	371	—	—	371
Proceeds from sale of investments	—	26,386	—	—	26,386
Issuance of notes receivable, net	—	(12,754)	—	—	(12,754)
Change in restricted cash	(20,973)	(122)	—	—	(21,095)
Net cash (used in)/provided by investing activities - continuing operations	(435,468)	(78,968)	266,024	—	(248,412)
Net cash used in investing activities - discontinued operations	—	(5,656)	(70,536)	—	(76,192)
Total cash (used in)/provided by investing activities	$(435,468)	$(84,624)	$195,488	$—	$(324,604)
Cash flow from financing activities:
Proceeds from long-term debt	843,524	—	—	—	843,524
Debt issuance costs	(14,776)	—	—	—	(14,776)
Repayments of long-term debt	(691,258)	(22,385)	—	—	(713,643)
Share repurchases	(30,171)	—	—	—	(30,171)
Proceeds from issuance of stock related to stock options and employee benefit plans	6,997	—	—	—	6,997
Distribution to noncontrolling interests	(27,800)	—	—	—	(27,800)
Cash dividends	(22,657)	—	—	—	(22,657)
Tax benefit related to stock options	3,423	—	—	—	3,423
Other	628,061	(382,899)	(245,162)	—	—
Net cash provided by/(used in) financing activities - continuing operations	695,343	(405,284)	(245,162)	—	44,897
Net cash provided by financing activities - discontinued operations	—	—	29,087	—	29,087
Total cash provided by/(used in) financing activities	$695,343	$(405,284)	$(216,075)	$—	$73,984
Net increase/(decrease) in cash and cash equivalents	190,962	(246,335)	10,947	—	(44,426)

Cash and cash equivalents at beginning of period	165,012	282,290	12,217	—	459,519
Change in cash and cash equivalents - discontinued operations	—	(12,942)	24,061	—	11,119
Cash and cash equivalents at end of period	$355,974	$23,013	$47,225	$—	$426,212

	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(52,431)	$302,141	$943	$—	$250,653
Net cash provided by operating activities - discontinued operations	—	9,538	298,728	—	308,266
Total cash (used in)/provided by operating activities	$(52,431)	$311,679	$299,671	$—	$558,919
Cash flow from investing activities:					—
Purchases of subsidiary shares from and other decreases in noncontrolling interests	(58,511)	(3,500)	—	—	(62,011)
Purchases of property and equipment	(12,352)	(18,376)	(1,159)	—	(31,887)
Purchases of capitalized data and other intangible assets	—	(25,506)	—	—	(25,506)
Cash paid for acquisitions, net of cash acquired	—	(10,000)	—	—	(10,000)
Purchases of investments	—	(10,008)	—	—	(10,008)
Proceeds from maturities of debt securities	—	12,623	—	—	12,623
Proceeds from sale of subsidiary and other increases in noncontrolling interest, net	12,347	—	—	—	12,347
Proceeds from sale of investments	—	4,488	—	—	4,488
Change in restricted cash	—	—	—	—	—
Net cash used in investing activities - continuing operations	(58,516)	(50,279)	(1,159)	—	(109,954)
Net cash (used in)/provided by investing activities - discontinued operations	—	(5,504)	1,380	—	(4,124)
Total cash (used in)/provided by investing activities	$(58,516)	$(55,783)	$221	$—	$(114,078)
Cash flow from financing activities:					—
Proceeds from long-term debt	(1)	50,783	—	—	50,782
Repayments of long-term debt	—	(102,188)	—	—	(102,188)
Proceeds from issuance of stock related to stock options and employee benefit plans	12,601	—	—	—	12,601
Distribution to noncontrolling interests	(31,525)	—	—	—	(31,525)
Cash dividends	(82,054)	—	—	—	(82,054)
Tax benefit related to stock options	1,057	(289)	—	—	768
Other	291,399	(105,564)	(185,835)	—	—

Net cash provided by/(used in) financing activities - continuing operations	191,477	(157,258)	(185,835)	—	(151,616)
Net cash used in financing activities - discontinued operations	—	—	(198,276)	—	(198,276)
Total cash provided by/(used in) financing activities	$191,477	$(157,258)	$(384,111)	$—	$(349,892)
Net increase/(decrease) in cash and cash equivalents	80,530	98,638	(84,219)	—	94,949
Cash and cash equivalents at beginning of period	84,482	187,688	10,949	—	283,119
Change in cash and cash equivalents - discontinued operations	—	(4,036)	85,487	—	81,451
Cash and cash equivalents at end of period	$165,012	$282,290	$12,217	$—	$459,519

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company
Directors
The following provides information regarding current members of the Company's Board of Directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Our bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders and until his or her successor is elected and qualified.

Name	Biography	Age
J. David Chatham
Mr. Chatham has served as a member of our Board since 1989. Mr. Chatham has served as the President and Chief Executive Officer of Chatham Holdings Corporation, a firm specializing in real estate development and associated industries, since its incorporation in 1991. From 2003 until its acquisition by the Company in late 2009, Mr. Chatham served on the Board of First Advantage Corporation (“FADV”), a Nasdaq-listed majority-owned subsidiary of the Company that was a provider of credit and data services, employer services, multifamily services and investigative and litigation support services. Through his experience as a real estate developer, Mr. Chatham enhances our understanding of the residential real estate market.
61

Paul F. Folino
Mr. Folino has served as a member of our Board since July 2011. Mr. Folino was Executive Chairman of the Board of Directors of Emulex Corporation, an information technology product manufacturer specializing in servers, network and storage devices for data centers, from 2006 until his retirement in 2011. Previously, he had served as a director of Emulex since 1993, as Chairman from 2002 to 2006, and as Chief Executive Officer from 1993 to 2002. Mr. Folino also serves on the boards of Microsemi Corporation and Commercial Bank of California, as well as numerous charitable organizations. Mr. Folino brings significant expertise regarding information technology and intellectual property. In addition, as a seasoned CEO, Mr. Folino provides valued input on a variety of leadership, strategy and organizational matters.
67

Anand K. Nallathambi
Mr. Nallathambi is our President and Chief Executive Officer and has served as a member of our Board since June 2010. From November 2009 until the spin-off of our financial services business in June 2010 (the “Separation”), Mr. Nallathambi served as President and Chief Operating Officer of the information solutions group of our predecessor, The First American Corporation (“FAC”). From March 2007 to November 2009, Mr. Nallathambi served as chief executive officer of FADV and from 2005 to March 2007 served as its president. From 2007 to 2009, Mr. Nallathambi was also a member of the Board of Directors of FADV. Prior to joining FADV, from 1996 to 1998, Mr. Nallathambi served as president of FAC's credit information group and as president of First American Appraisal Services, a real-estate appraisal company. Mr. Nallathambi has worked with us in various capacities for nearly 15 years and brings unique insight into our management practices and has a deep understanding of our history and culture. Respected for his vision in the consumer data industry and his leadership as former chairman of the Consumer Data Industry Association, Mr. Nallathambi's strategic perspectives on combining property and consumer information have helped drive innovative product development initiatives at the Company.
50

Thomas C. O'Brien
Mr. O'Brien was originally appointed to our Board in April 2008 pursuant to an agreement with Highfields Capital Management LP (“Highfields”), as discussed in our Current Report on Form 8-K dated April 10, 2008. Our agreement with Highfields expired in December 2009. Mr. O'Brien has served as the Chief Executive Officer and President of Insurance Auto Auctions Inc., a provider of specialized services for automobile insurance, since 2000. Mr. O'Brien also serves as a director of KAR Auction Services, Inc. As a result of his experience as a chief executive officer, Mr. O'Brien brings to our Company insight into our management practices, in particular with respect to the relationship between compensation and performance.
58

D. Van Skilling
Mr. Skilling has served as a member of our Board since 1998 and as Chairman of the Board since May 2011. Mr. Skilling served as Chairman and Chief Executive Officer of Experian Information Solutions, Inc. (“Experian”) from 1996 to 1999 and was originally appointed to our Board pursuant to an agreement with Experian which required that we nominate an Experian designee as a candidate for election to our Board. Our agreement with Experian terminated in December 2009. Mr. Skilling has served as the President of Skilling Enterprises, a private investment firm, since 1999. Mr. Skilling also serves as chairman of the board of ONVIA, Inc. and as a director of American Business Bank. Previously, he served as a director of FADV, The Lamson & Sessions Co. and McData Corporation. Mr. Skilling, who was responsible for businesses that Experian contributed to a joint venture with us (which is now wholly owned by us), provides our Company with insight into the development of these businesses as well as strategies for managing them. Mr. Skilling has extensive experience as a director of publicly-traded companies and a strong executive background including extensive executive experience in corporate finance and strategic planning, corporate governance and public company executive compensation.
78

David F. Walker
Mr. Walker has served as a member of our Board since May 2010. Mr. Walker served as the Director of the Program of Accountancy at the University of South Florida in St. Petersburg from 2002 through June 2009. From 1986 to 2002, Mr. Walker was a partner with Arthur Andersen, an accounting firm, having led the firm's assurance and business advisory practice for the Florida Caribbean Region, from 1999 through 2002. Mr. Walker also serves on the boards of Commvault Systems, Inc. and Chico's FAS Inc. Mr. Walker previously served as a director of Technology Research Corporation, Inc. and FADV. Mr. Walker's extensive experience in public accounting and on corporate boards, including as a past or present chair of other audit committees, contributes to the Board's oversight of the Company's financial reporting and risk management.
58
Mary Lee Widener
Ms. Widener has served as a member of our Board since 2006. Ms. Widener is a community investment consultant. From 1974 until her retirement in 2009, Ms. Widener was President and Chief Executive Officer of Neighborhood Housing Services of America, Inc., a nonprofit housing agency. Ms. Widener also serves on the board of The PMI Group, Inc. Given her extensive experience with organizations dedicated to revitalizing neighborhoods and increasing homeownership opportunities, Ms. Widener brings to our Company an understanding of the opportunities we have to improve homeownership in underserved communities and the difficulties people in those communities face in purchasing a home.
73

Executive Officers
The following provides information regarding the Company's current executive officers. Executive officers of the Company are appointed annually by the Board on the day of the annual meeting of stockholders or at such other times as determined by the Board.

Name	Position(s) Held	Age
Anand K. Nallathambi	President and Chief Executive Officer	50
Frank D. Martell	Chief Financial Officer	52
George S. Livermore	Group Executive and Executive Vice President for Data and Analytics	51
Barry M. Sando	Group Executive and Executive Vice President for Mortgage Origination Services and Default Services	52
Stergios Theologides	Senior Vice President, General Counsel and Secretary	45
James L. Balas	Senior Vice President, Controller	41
________

•	Anand K. Nallathambi's biography is set forth above under “Directors.”

•
Frank D. Martell has served as the Company's Chief Financial Officer since August 2011. From July 2010 to August 2011, Mr. Martell was president and chief executive officer for Western Institutional Review Board, a leading provider of review, approval and oversight for clinical research studies involving human subjects. Mr. Martell has served as a director of Western Institutional Review Board since December 2010. Previously, Mr. Martell served as chief financial officer from October 2009 to June 2010 for Advantage Sales and Marketing, a retail merchandising and marketing services company. From January 2007 to September 2009, Mr. Martell served as executive vice president and chief financial officer for Information Services Group, Inc., a technology insight, market intelligence and advisory services company, where he was responsible for global financial management, investor and rating agency relations and information technology operations. From 1996 to 2006, Mr. Martell held a number of leadership positions for ACNielsen Corporation, including vice president and treasurer, as well as chief financial officer, chief operating officer and president of Asia Pacific & Emerging Markets, executive vice president, marketing information group, and chief operating officer of ACNielsen and president Europe, Middle East & Africa.

•
George S. Livermore has served as the Company's Group Executive and Executive Vice President for the Company's data and analytics segment since June 2010. From September 2005 to June 2010, Mr. Livermore was president of FAC's property information and services group within the information solutions company. Additionally, he served as president of First American Real Estate Solutions L.P. since its formation in 1998.

•
Barry M. Sando has served as the Company's Group Executive and Executive Vice President for the mortgage origination services and default services segments since December 2011 and of the business and information services segment of the Company from June 2010 to December 2011. From 1997 to June 2010, Mr. Sando was president of the information and outsourcing solutions business segment of FAC. He also served as president of FAC's flood zone certification subsidiary during 1997, served as its executive vice president from 1995 to 1997 and was employed by FAC's tax service subsidiary from 1991 to 1995.

•
Stergios Theologides has served as the Company's Senior Vice President, General Counsel and Secretary since June 2010. Mr. Theologides served as senior vice president and general counsel of the information solutions group of FAC from November 2009 until June 2010. Mr. Theologides served as the executive vice president and general counsel of Morgan Stanley's U.S. residential mortgage business from 2007 to 2009, overseeing legal, compliance, operational risk, fraud prevention, quality assurance and consumer and community affairs for Morgan Stanley's mortgage origination and servicing platforms. From 1998 to 2007, Mr. Theologides was the executive vice president and general counsel of New Century Financial Corporation, a $2.5 billion, NYSE-listed mortgage real estate investment trust with over $60 billion in 2006 loan originations through 7,500 employees in over 200 locations. At New Century, Mr. Theologides oversaw legal, compliance, privacy, security, consumer relations and government affairs. New Century filed for bankruptcy protection in April 2007 and was ultimately liquidated. Mr. Theologides began his career as a corporate and securities lawyer at O'Melveny & Myers, LLP.

•
James L. Balas has served as the Company's Senior Vice President, Controller since March 2011. From April 2009 to March 2011, Mr. Balas was the vice president and corporate controller for Ameron International, an international manufacturer of products and materials for the chemical, industrial, energy, transportation and infrastructure markets. From 2008 to 2009, Mr. Balas served as chief financial officer of Solar Integrated Technologies, a provider of commercial solutions for the production of solar electric power, and as vice president of finance from 2006 to 2008. From 2003 to 2006, Mr. Balas served as the director of finance and corporate development for Keystone Automotives Industries, a distributor of aftermarket automotive parts and accessories. From 1998 to 2003, Mr. Balas was with Ernst & Young LLP's consulting division (acquired in May 2000 by Cap Gemini S.A.) where he served as senior manager, corporate development beginning in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance
Rules adopted by the SEC require our officers and directors, and persons who beneficially own more than ten percent of our issued and outstanding common stock, to file reports of their ownership, and changes in ownership, of our shares with the SEC on prescribed forms. Officers, directors and greater-than-ten-percent stockholders are required by the SEC's rules to furnish us with copies of all such forms they file with the SEC.
Based solely on the review of the copies of the forms received by us, or written representations from reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that our officers, directors and greater-than-ten-percent beneficial owners timely complied with all such filing requirements during fiscal 2011, except that gifts in 2010 totaling 4,562 shares made by Mr. Chatham were reported on a Form 5 during 2011 rather than on a Form 4 in 2010.

Code of Ethics

The Board has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics is posted on the Investors section of the Company's Web site under corporate governance at www.corelogic.com. To the extent the Company waives or amends any provisions of this code of ethics, it will disclose such waivers or amendments on the above Web site. The Board also has adopted a broader code of ethics and conduct, applying to all employees, officers and directors, which also has been posted to the Web site at the address stated above.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines which have been posted on the Investors section of our Web site under corporate governance at www.corelogic.com. In addition to stating the standards that the Board applies in determining whether or not its members are independent, these guidelines state the qualifications and responsibilities of our directors and describe fundamental aspects of our Board and certain of its committees.
Audit Committee of the Board of Directors
The Company has a standing Audit Committee of the Board of Directors. The current members of the Audit Committee are Messrs. Walker (Chairman), Chatham and Skilling and Ms. Widener. Ms. Widener joined the Audit Committee effective December 8, 2011.
Our Board has determined that each of Messrs. Walker and Skilling is an “audit committee financial expert” within the meaning of the SEC's rules and regulations and that each of the members of our Audit Committee is “financially literate” under the listing standards of the NYSE.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This discussion and analysis of the compensation program for our named executive officers should be read in conjunction with the tables and text contained elsewhere in this Item 11 that describe the compensation awarded to, earned by or paid to the named executive officers in 2011.
Our Compensation Discussion and Analysis (“CD&A”) describes the Compensation Committee's (the “Committee's”) compensation philosophy, objectives, policies and compensation decisions made for “named executive officers” for 2011 listed below:

Named Executive Officer	Position as of December 31, 2011
Anand K. Nallathambi	President and Chief Executive Officer
Frank D. Martell	Chief Financial Officer
George S. Livermore	Group Executive and Executive Vice President for Data and Analytics
Barry M. Sando	Group Executive and Executive Vice President for Mortgage Origination Services and Default Services
Stergios Theologides	Senior Vice President, General Counsel and Secretary
James L. Balas	Senior Vice President, Controller
Anthony S. Piszel	Former Chief Financial Officer
Michael A. Rasic	Former Senior Vice President, Finance and Accounting
Mr. Sando served as Group Executive and Executive Vice President for the business and information services segment until December 2011 when the business was reorganized to focus on three segments - data and analytics, mortgage origination services and default services. Mr. Sando's 2011 compensation was tied to the performance of the business and information services segment and, as a result, our discussion focuses on this segment rather than the two new segments he currently leads.
On February 10, 2011, Mr. Piszel resigned as Chief Financial Officer. During the gap between Mr. Piszel's resignation and the commencement of employment by the current Chief Financial Officer, Mr. Martell, on August 29, 2011, Messrs. Rasic and Balas each served for a period of time as the Company's principal financial officer.
Executive Summary
2011 was a challenging year from a financial perspective, but a highly productive year in terms of positioning the Company for enhanced future results.
Financial Results
Our financial results fell short of our expectations, as the single most important driver of our business - residential mortgage origination volume - fell by approximately 20% in 2011 compared to 2010 based on statistics published by the Mortgage Bankers Association and data from significant mortgage originators. Although overall data and analytics segment performance was strong, the business and information services segment was negatively affected by lagging market demand in key sectors, lower equity earnings in the Company's affiliates, softness in default services, lower flood certification volumes, and increased external cost of consumer credit data. As a result, our adjusted EBITDA from continuing operations was 11% lower than 2010 results and also fell short of our 2011 revenue, adjusted EBITDA and EBITDA margin financial targets by 1%, 8% and 7%, respectively.
Operational Improvements and Accomplishments
Despite the challenges presented by the market environment in 2011, our named executive officers improved operations and introduced aggressive actions to sharpen our focus on our core businesses, reduce our cost structure and better position us to capitalize on our competitive strengths. The more significant actions in 2011 that set the stage for future growth include:

•
Completing a strategic review of our businesses, resulting in the decision to exit five non-strategic businesses and the reorganization of our remaining businesses into three core segments: data and analytics, mortgage origination services and default services;

•
Initiating an aggressive cost reduction and productivity improvement program that achieved $20 million in cost reductions in 2011 and set the stage for more substantial reductions expected to lower our cost structure by an additional $60 million in 2012;

•	Outsourcing our India operations through a large and complex sale of captive offshore operations to a leading third-party outsourcer;

•
Acquiring RP Data Limited, an Australian real estate data firm, thereby contributing to diversification of revenues away from the U.S. real estate market and providing a platform for growth in that region; and

•	Refinancing the Company's debt through a new $550 million revolving credit facility, a $350 term loan facility and the issuance of $400 million in 7.25% Senior Notes due 2021.

Executive Compensation Program Structures and Decisions Reflect Lower Financial Results
Notwithstanding the significant progress in positioning the Company for the future, the Committee's pay-for-performance compensation approach resulted in executive management receiving below-target compensation in 2011 as a result of falling short of the Company's 2011 financial targets. For example, based on below-target performance of the Company's 2011 revenue, EBITDA and EBITDA margin goals, our CEO received a cash annual incentive bonus of $525,000 for 2011, which represents 44% of our CEO's $1.2 million target annual cash and one-time incentive compensation opportunity for 2011. It also represents a 41% reduction in the CEO's annual incentive bonus compared to 2010, when results were better and more in line with that year's budget.
CoreLogic's long-term incentive plans also demonstrate the pay-for-performance approach. The Company's majority focus on performance-based long-term incentives and stock options requires the executive team to generate financial and stock price performance to achieve target levels of long-term incentive payouts. As of December 30, 2011, the estimated value of the CEO's 2010 and 2011 long-term incentive awards is 35% of the target grant date fair value (see the table in Pay for Performance below for details).
Operational Improvements Beginning to Bear Fruit
With a more focused business profile and an aggressive cost reduction plan, we believe CoreLogic is positioned for stronger financial results in 2012 and that stockholders will benefit from balanced revenue growth and enhanced margin profiles across our businesses. In the first quarter of 2012, net income from continuing operations was up 34.5% year-over-year and the share price closed at $16.96 on April 27, 2012, an increase of over 31% year to date.
Key Elements of 2011 Executive Compensation Program and Strategy
In setting the mix of target total 2011 compensation for our named executive officers, the Committee sought to award a combination of direct cash and equity compensation with a high percentage of compensation composed of variable performance-based pay. The Committee took the following actions in 2011 which concretely reflected the compensation philosophy:

Program or Policy	2011 Summary

Rewards Strategy	•	Maintained a rewards strategy that links total compensation to Company's operating results and share price performance.
	•	Positioned target compensation at approximately market median levels.

Peer Group	•	Set compensation and pay policies and practices following a comparison against a market peer group that includes companies with whom we compete for talent and are of a generally comparable size.

Base Salaries	•	Established base salaries that reflect market-competitive pay levels

Annual Incentive Bonus (Incentive Compensation Plan, or ICP)	•
Performance for continuing operations was somewhat below target expectations. For the CEO, this translated into an award of 44% of his target bonus. For other corporate executives, this translated into an earned annual incentive award of 83% of target. The data and analytics segment had a stronger year, and the group executive earned an incentive award of 103% of target, while the business and information services segment experienced more challenges and the group executive earned an annual incentive award of 74% of target.

	•	Also assessed performance against certain pre-defined, one-time strategic goals that position the Company for enhanced results in future periods.
•
For 2012 ICP, added free cash flow as a metric, increased the weighting of Company financial performance to 80% of the annual incentive bonus opportunity for all named executive officers to emphasize team alignment and the importance of Company financial performance.

Long-Term Incentives (LTI)	•	Continued to emphasize LTI compensation as the majority of total target compensation for named executive officers.
•
Placed a significant emphasis on performance-based awards with the 2011 long-term incentive strategy, with stretch results for 2013 earnings per share and EBITDA per share forming 40% of each executive's target 2011 LTI award.

	•	For 2012, the Company is reinforcing this performance emphasis by increasing the weighting of performance-based restricted stock units to 50% of total target annual grant value for CoreLogic's NEOs.

Retirement Programs	•	The Company's overall plans are aligned with the market. The supplemental executive retirement program that the Committee froze in 2010 remains closed to new participants.

Governance / Other	•
Adopted a formal policy prohibiting executive officer, director and employee transactions in put options, call options or other derivative securities, on an exchange or in any other organized market as well as holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.

	•	For 2012, CoreLogic adopted: - Named executive officer stock ownership guidelines; - Share retention requirements; and - Recoupment policies.
	•	None of CoreLogic's executive officers is eligible for a 280G excise tax gross-up in the event of termination following a change in control.

Our Compensation Philosophy and Objectives
The Committee has designed our named executive officer compensation program to enhance stockholder value by ensuring that a large part of compensation is performance-based variable compensation aligned to the Company's performance. In addition, a named executive officer's rewards are also partially influenced by (i) the performance of the officer's business unit or function and (ii) a subjective analysis of the individual named executive officer's performance. The Committee's executive compensation decisions reflected its compensation philosophy of:
•paying for performance;
•attracting, motivating and retaining highly-qualified executive officers critical to our long-term success;
•aligning the interests of our executive officers with the interests of our stockholders;

•	providing reasonable and competitive compensation levels in line with the Company's peer group members, as identified by the Committee from time to time;

•
rewarding executive officers for achieving pre-defined stretch goals and objectives, including objectives that may not yield current-period financial results but that will position the Company for enhanced results in future periods; and

•encouraging strategic long-term development and investment in the business.

Our Compensation Program Governance Practices
In making compensation decisions for our named executive officers, the Committee operates within a governance structure that provides for annual review of our executive compensation programs to ensure they support our compensation philosophy and ultimately serve the best interests of our stockholders. Key attributes of our compensation program governance are:
• Evaluation of Company and business line performance compared to target performance;
• Peer group analysis;
• Evaluation of individual performance;
• Independent compensation consultant advice;
• Evaluation of trends in total stockholder return;
• Risk management;
• Exercise of Committee discretion; and
• Analysis and adoption of emerging best practices in compensation and governance.
With respect to the adoption of emerging best practices in compensation and governance, among the practices we employ are the following:

•	We regularly compare our practices to our peer group with respect to our rewards programs to ensure that these are in line with current best practices;
•We have performance-based vesting conditions in grants of restricted stock units;
•We provide limited perquisites;
•For 2012, we have recoupment provisions in our annual and long-term incentive plan award agreements;
•For 2012, we have stock ownership and retention guidelines for our executive officers;
•We do not provide tax gross-ups for compensation paid due to a change in control;
•We do not provide single-trigger severance payments; and
•We have separated the positions of CEO and Chairman.

We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives and that the relative mixture of executive compensation program elements helps us to achieve all of our compensation objectives. The following table lists each material element of our executive compensation program and the compensation program objectives that it is designed to achieve. The following table also illustrates how our compensation philosophy guided the Committee's 2011 compensation actions.

	Pay for Performance	Attract, Motivate & Retain Highly Qualified Executives with Competitive Pay	Align Executives; Interests with Stockholders	Encouraging Strategic Long-Term Investment in the Business

Peer Group		√	√
Base Salaries/Merit Increases	√	√
Annual Incentive Compensation Plan	√	√	√
Long-Term Incentives	√	√	√	√
Retirement Plans			√
2011 Say-on-Pay Votes on Compensation Decisions

Our stockholders are provided with an opportunity to cast an annual advisory vote on our executive compensation program through the say-on-pay proposal. At the 2011 Annual Meeting of Stockholders, we held our first stockholder advisory vote on compensation of our named executive officers, pursuant to which approximately 98% of the votes cast supported our say-on-pay proposal. The Committee has considered these strong results of the advisory votes and believes that our compensation programs achieve their stated objective of rewarding annual and long-term Company performance goals that create stockholder value. The Committee will continue to consider the outcome of the Company's say-on-pay proposals when making future compensation decisions for our named executive officers.
Role of the Compensation Committee and the Chief Executive Officer

The Committee is composed of independent members of our Board. The Committee reviews and approves named executive officer base salaries, annual incentive bonus programs, long-term incentive compensation and other incentive and executive benefit plans. The Committee also reviews and recommends to the Board the form and level of director compensation. The Committee, in consultation with its independent compensation consultant, analyzes the reasonableness of named executive officer compensation, in part by reviewing compensation data from comparable companies and from relevant surveys.

Decisions regarding compensation of the Chief Executive Officer are made solely by the Committee based on its deliberations with input from its independent compensation consultant. Decisions regarding other named executive officers are made by the Committee after considering recommendations from the Chief Executive Officer and certain other named executive officers, as appropriate, as well as input from the Committee's independent compensation consultant. No executive officer controls his or her own compensation. The Company's Chairman, Chief Executive Officer, and as appropriate, its General Counsel, Chief Financial Officer and Senior Vice President, Human Resources, may attend the portion of the Committee's meetings where individual named executive officer performance is discussed. Only Committee members may vote on named executive officer compensation decisions.
The Committee meets in executive session with its independent compensation consultant at most meetings.
Role of Independent Compensation Consultant
The Compensation Committee has retained Steven Hall & Partners (“Steven Hall”) as its independent compensation consultant to advise on the compensation of our named executive officers and directors. The Committee's independent compensation consultant generally advises the Committee on the appropriateness of the Company's compensation philosophy, peer group selection and general executive compensation program design. During 2011, as part of Steven Hall's engagement with the Committee, Steven Hall:

•	advised on the selection of a peer group of companies for executive compensation comparison purposes;

•	provided comparative market data on director compensation practices and programs of peer companies and competitors;

•	provided guidance on industry best practices and emerging trends and developments in executive officer and director compensation;

•	analyzed pay survey data; and

•	advised on determining the total compensation of each of our named executive officers and the material elements of total compensation, including (1) annual base salaries, (2) target cash bonus amounts, and (3) long-term incentive awards.
The Committee retained its independent compensation consultant directly, although in carrying out assignments, the independent compensation consultant also interacted with Company management to the extent necessary and appropriate. The independent compensation consultant performed no additional services for the Company. The Committee has the sole authority to select, retain, and terminate the independent compensation consultant, as the Committee deems appropriate.
Pay for Performance
2011 was a challenging business environment for our Company due to the slow recovery of the global housing market. The single most important driver of our business - residential mortgage origination volume - fell by approximately 20.5% in 2011 compared to 2010 based on statistics published by the Mortgage Bankers Association and data from significant mortgage originators. Although overall data and analytics segment performance was strong, the business and information services segment was negatively affected by lagging market demand in key sectors, lower equity earnings in the Company's affiliates, softness in default services, lower flood certification volumes, and increased external cost of consumer credit data. As a result, our financial results fell short of our goals for 2011. Our stock price also fell over the course of the year, closing at $12.93 at December 30, 2011, down 30% from the December 31, 2010 closing price of $18.52.
Despite the challenges presented by the market environment, through the course of the year, our named executive officers contributed substantially to the continued effort to improve operations and introduced aggressive actions to sharpen our focus on our core businesses, reduce our cost structure and better position us to capitalize on our competitive strengths. . With a more focused business profile and an aggressive cost reduction plan, we believe CoreLogic is positioned for stronger financial results in 2012 and that stockholders will benefit from balanced revenue growth and enhanced margin profiles across our businesses. Indeed, these actions are bearing fruit in the first few months of 2012 with first quarter net income from continuing operations up 34.5% year-over-year and the closing share price on April 27, 2012 at $16.96, an increase of over 31% year to date.
The guiding principle of our executive compensation philosophy is to “pay for performance.” This philosophy forms the basis for our executive compensation program design, performance target setting, and the Committee's determination of compensation levels. To ensure responsible levels of executive compensation, the Committee evaluates the performance of the individual and the Company as a whole when determining incentive pay for executive officers. We believe this approach aligns compensation decisions with the long-term interests of the Company and its stockholders.
One significant way that this pay-for-performance approach manifests itself in an individual year is through changes to annual incentive compensation. For example, our Chief Executive Officer's target annual incentive compensation for 2011 was $1.2 million, consisting of (i) a $1 million cash target tied to achievement of revenue, EBITDA and EBITDA Margin goals and individual MBOs and (ii) a $200,000 one-time incentive tied to achievement of certain strategic goals including successful outsourcing of our captive offshore operations, to be paid in 2012 in the form of a Restricted Stock Unit (“RSU”) award.
Based on below-target performance on the financial goals and notwithstanding achievement of the one-time long-term strategic goals, our CEO received a cash annual incentive bonus of $525,000 for 2011 and received no RSUs tied to the one-time strategic goals. This $525,000 annual incentive bonus represents only 44% of our CEO's $1.2 million target incentive compensation for 2011. It also represents a 41% reduction in the CEO's annual incentive bonus compared to 2010, when results were better and more in line with that year's budget.
Likewise, CoreLogic's LTI program requires delivering operating and share price performance in order to achieve the target level of award value. For example, at the time of grant, our CEO's 2011 LTI awards were valued at $2,700,000 ($540,000 for RSUs; $1,080,000 for stock options and $1,080,000 for Performance-Based Restricted Stock Units (“PBRSUs”)). The RSUs he received have declined in value as the Company's share price has declined. The stock options he received have a strike price of $17.24 per share, and were substantially underwater at year-end 2011. The PBRSUs are tied to aggressive EPS and EBITDA per share goals for 2013, and therefore are at risk of forfeiture absent significant improvement in earnings and EBITDA in 2012 and 2013. The CEO's 2010 LTI awards also had a significant performance emphasis through PBRSUs requiring achievement of EBITDA per share goals to vest and stock options requiring stock appreciation to deliver value. The performance emphasis in the LTI structure is demonstrated by the CEO's 2010 and 2011 LTI awards having an estimated December 30, 2011 value of 35% of the target grant date fair value.

CoreLogic CEO Long-Term Incentives ($000s, except Grant Price)

					Value at December 30, 2011
Grant Date	Grant Type	Grant Price		Grant Date Fair Value	Amount		% of Grant Date Fair Value
		($)		($000s)	($000s)		(%)
March 3, 2010	RSUs	$18.28	(1)	$637	$451	(2)	71%
June 1, 2010	PBRSUs	$18.76		$1,425	$564	(3)	40%
June 1, 2010	Options	$18.76		$1,698	—	(4)	—
March 16, 2011	RSUs	$17.24		$540	$405	(2)	75%
March 16, 2011	PBRSUs	$17.24		$1,080	$810	(5)	75%
March 16, 2011	Options	$17.24		$1,071	—	(4)	—

Total				$6,451	$2,230		35%
________________
(1) Grant price adjusted for the June 1, 2010 spin-off.
(2) RSUs are valued at the December 30, 2011 closing price of $12.93.
(3) June 1, 2010 PBRSUs are valued at the December 30, 2011 closing price of $12.93 and assume 57% achievement of original target expectations in accordance with period-end accounting assumptions.
(4) Value represents the intrinsic value of the options (December 30, 2011 price minus grant price). Both the June 1, 2010 and the March 16, 2011 option grants were out-of-the-money based on the December 30, 2011 closing price of $12.93.
(5) March 16, 2011 PBRSUs are valued at target in accordance with period-end accounting assumptions and the December 30, 2011 closing price of $12.93.
Pay Levels and Benchmarking

The Committee determines overall named executive officer compensation levels based on several factors, including each individual's role and responsibility within the Company, each individual's experience and expertise, the compensation levels for peers within the Company, compensation levels in the marketplace for similar positions and performance of the individual and the Company as a whole.

In order to determine competitive compensation practices, the Committee relies primarily upon data compiled from public filings of selected companies (“comparator companies”) that it considers appropriate comparators for these purposes. The comparator companies used by the Committee for 2011 compensation are identified below. In addition, the Company considers nationally-recognized survey data published by various consulting firms, such as Towers Watson and Mercer. The Committee considers compensation survey data that is scoped to a comparable revenue size for the Company, and is primarily general industry survey data. However, high technology segment survey data may be used periodically.
The Committee employed numerous factors to select the comparator companies, including similarities of business lines as well as comparable financial measures such as revenues, market capitalization, and margins. The Committee used the comparator companies in CoreLogic's 2011 peer group as a market reference point for March 2011 compensation decisions. For 2012, the Committee reassessed the comparator companies and developed a new peer group based on the following principles:
•CoreLogic's most direct business and talent competitors should be included; and
•The overall peer group should be constructed to be generally comparable to our post-restructuring size.
The 2011 and 2012 peer groups consist of the following companies:

2011 Peer Group	2012 Peer Group

Alliance Data Systems Corporation	Acxiom
Broadridge Financial Solutions, Inc.	Alliance Data Systems Corporation
Cognizant Technology Solutions Corporation	Broadridge Financial Solutions, Inc.
Convergys Corporation	Ciber, Inc.
DST Systems, Inc.	DST Systems, Inc.
The Dun & Bradstreet Corporation	The Dun & Bradstreet Corporation
Equifax, Inc.	Equifax, Inc.
Fidelity National Information Services, Inc.	FICO (Fair Isaac Corporation)
Fiserv, Inc.	Fidelity National Information Services, Inc.
Global Payments Inc.	Fiserv, Inc.
Lender Processing Services, Inc.	Gartner, Inc.
Paychex	IHS
Total System Services, Inc.	Jack Henry & Associates, Inc.
Verisk Analytics, Inc.	Lender Processing Services, Inc.
Verisk Analytics, Inc.

After considering the data collected on competitive compensation levels and relative compensation within the executive officer group, the Committee determined each individual named executive officer's target total compensation opportunity based on Company and individual performance and the need to attract, motivate and retain an experienced and effective management team. The Committee primarily examines the relationship of each named executive officer's base salary, target annual incentive bonus opportunity and long-term incentive opportunity to market median data. The Committee does not believe, however, that compensation opportunities should be structured toward a uniform relationship to median market data. Accordingly, total compensation for specific individuals or roles will vary based on a number of factors including Company and individual performance, scope of responsibilities, tenure, experience, comparisons with other executives within the firm, institutional knowledge, external market compensation data, and/or difficulty in recruiting a replacement executive officer.

Compensation Structure
The Company's named executive officer compensation program consists of three main elements, which are discussed in more detail below:

•
Base Salary: fixed pay that takes into account an individual's role and responsibilities, experience, expertise and performance and is designed to compensate individuals for their expected day-to-day performance;

•	Annual Incentive Bonus: cash-based variable pay designed to reward named executive officers primarily based on annual Company and/or business unit or function performance; and

•	Long-Term Incentives: stock-based awards that are designed to align our executive officers' incentives with the long-term performance of the Company.

Pay Mix
The Committee has designed the Company's compensation structure to focus our named executive officers on total Company performance and has weighted their pay mix heavily on performance-based incentive pay. The Committee believes that the overall pay mix balance and emphasis on long-term incentives reduces the temptation to take excessive business risks to enhance short-term reward outcomes. By following this balanced approach, the Committee endeavors to provide our named executive officers with a measure of security with respect to the minimum level of compensation to be received through base salaries, while motivating our named executive officers to focus on the business metrics that we believe will produce a high level of performance for the Company with corresponding increases in stockholder value. The Committee also seeks to provide an incentive for performance, while simultaneously reducing the risk of loss of top executive talent to competitors. The target pay mix for the Company's Chief Executive Officer and the next three highest paid named executive officers in 2011 is displayed in the chart below:

Pay Mix
Chief Executive Officer

Base Salary
18%
Target Bonus
22%
Long-Term Incentives
60%

Average Pay Mix
Chief Financial Officer & Group Executives
Base Salary
26%
Target Bonus
29%
Long-Term
Incentives
45%

Base Salary

The Committee sets named executive officer base salaries based on the individual's position and current and sustained individual performance. Base salaries are paid in cash, reflect the executive officer's experience and level of responsibility, and together with annual incentive awards, are intended to be competitive with annual compensation for comparable positions with comparators or the broader market. The Committee reviews base salaries annually and adjusts them, if appropriate, based on factors such as the Company's, the business unit's and the individual executive's overall performance, changes to the executive officer's roles and responsibilities, the executive officer's length of service, and his or her base salary relative to those of similar individuals in peer companies or the broader market.
The Committee does not specifically weigh any one factor in setting base salaries, but makes a subjective judgment based on a consideration of various factors. Although the Committee generally targets base salaries at market median or below based on the Company's peer group and relevant compensation survey data, the Committee also takes into account the factors described above, as well as the named executive officer's potential as a key contributor and the potential cost of replacing the executive officer.
Other than for new hires, the Committee generally determines named executive officer base salaries in the first quarter of each year. The Committee may increase these amounts in its discretion. Following a market compensation assessment, in March 2011 the Committee exercised its discretion and increased the base salaries for Messrs. Nallathambi and Theologides to reflect market-competitive pay levels. The base salaries of the named executive officers from 2010 and 2011 are as follows:

Named Executive Officer	2010 Base Salary	2011 Base Salary	Percent Change
Nallathambi, Anand K.	$750,000	$800,000	6.7%
Martell, Frank D.(1)	—	$550,000	—
Livermore, George S.	$500,000	$500,000	—
Sando, Barry M.	$500,000	$500,000	—
Theologides, Stergios.	$300,000	$350,000	16.7%
Balas, James L.(2)	—	$275,000	—
Piszel, Anthony S. (3)	$650,000	$650,000	—
Rasic, Michael A. (4)	$325,000	$325,000	—

(1)	Mr. Martell commenced employment on August 29, 2011.
(2)	Mr. Balas commenced employment on March 14, 2011.
(2)	Mr. Piszel resigned effective February 10, 2011.
(3)	Mr. Rasic resigned effective September 1, 2011.
Annual Incentive Bonus
The annual incentive bonus is a critical component of the named executive officer compensation program, rewarding executive officers primarily based on annual performance of the Company and/or the executive officer's business unit or functional area. When considered in combination with other compensation components, the annual incentive bonus ensures balanced emphasis on growth initiatives and prudent risk taking, while remaining consistent with the Company's emphasis on long-term incentives as opposed to short-term cash payouts.
As part of the rewards strategy, the Committee first establishes target bonus opportunities at levels generally aligned with market median annual incentive opportunities, except where performance warrants a different amount or the change represents a dramatic shift in cash opportunity available to the named executive officer. Next, the Committee awards performance units under the CoreLogic, Inc. 2006 Incentive Compensation Plan (“2006 Plan”), or the CoreLogic, Inc. 2011 Performance Incentive Plan (“2011 Plan”) for awards issued after May 2011, in order to permit the Company to deduct for tax purposes under Section 162(m) of the Internal Revenue Code the entire amount of the annual bonus. The number of performance units awarded to each named executive officer is established at twice the target bonus opportunity that is payable to the named executive officer if specified performance measures are achieved. Then, after the year has ended and the Committee determines the actual bonus for each named executive officer, the appropriate number of performance units is converted into cash or restricted stock units and paid to the executive officer, with the remaining units being canceled. No award is payable unless the Company's 2011 adjusted net income exceeded a $50 million minimum level. If this initial performance hurdle is satisfied then, in order for any bonus to be paid, the Company must have also achieved a threshold performance level of 84% of budgeted performance for a particular performance measure. At this threshold performance level, 50% of the target bonus is payable; at the target performance level, 100% of the target bonus is payable; and at the superior performance level of 120% of budgeted performance, 200% of the target bonus is payable. No bonus is earned for performance below the threshold amount. Total cash payable under the performance units is capped at 200% of target. Notwithstanding the bonus program design, the Committee retains the discretion to increase or decrease the actual annual bonus.
For 2011, in addition to the annual target bonus opportunity, named executive officers were eligible to receive an additional one-time incentive based on pre-defined strategic goals which positioned the Company for enhanced results in future periods; payable in the Committee's discretion either in cash or in the form of restricted stock units with vesting in three equal annual installments beginning on the first anniversary of the award. As with the target annual incentive bonus, this one-time incentive bonus opportunity was structured through award of performance units equal to two times the target one-time incentive target amount. Likewise, no award was payable unless, as was the case, the adjusted net income of the Company for 2011 was at least $50 million. See below for additional details regarding the target annual bonus awards and special one-time incentive for the named executive officers.
Details of the annual incentive bonus targets are as follows:

	2011 Target Incentive	One-Time Incentive
Named Executive Officer	(% of Base Salary)
Nallathambi, Anand K.	125%	25%
Martell, Frank D.	125%	—
Livermore, George S.	100%	20%
Sando, Barry M.	100%	20%
Theologides, Stergios	80%	16%
Balas, James L.	40%	14%
Piszel, Anthony S.	—	—
Rasic, Michael A.	—	—

Messrs. Nallathambi, Martell, Theologides and Balas: The annual incentive opportunities for Messrs. Nallathambi, Martell, Theologides and Balas were based on results of the entire Company. During the third quarter, the Company determined that five business units would be exited and, as a result, the Committee exercised its discretion and excluded the financial results of any discontinued business during the second half of the year with respect to the 2011 annual incentive opportunity for Messrs. Nallathambi, Martell, Theologides and Balas. The Committee established performance measures based on adjusted revenue, adjusted EBITDA and adjusted EBITDA margin. As contemplated in the award design, adjusted EBITDA and adjusted EBITDA margin are determined without regard to (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss, (f) foreign exchange gains and losses and (g) the effects of a stock dividend, stock split or reverse stock split. The Committee selected these measures in order to provide a balanced focus on performance across several key metrics aligned with growth and profitability. In addition, the Committee believes these measures drive stockholder value. The incentive opportunities were weighted 80% (65% for Messrs. Theologides and Balas) to Company performance goals and 20% (35% for Messrs. Theologides and Balas) to pre-established individual performance goals, which we refer to as management by objectives (“MBOs”). A named executive officer's MBOs are stretch goals aligned to growth objectives, which are critical to the Company's short and long-term performance that are otherwise not measurable through the financial performance metrics. For Messrs. Nallathambi, Martell, Theologides and Balas, the MBOs included a combination of the following objectives: achievement of revenue growth targets, strengthening infrastructure and capabilities, and developing and delivering against long-term strategic goals. The MBO component of the annual bonus is not funded unless the 84% Company financial performance is met. The weighting, targets, and actual performance for the respective measures are outlined in the table below.

Financial Performance Metric (1)	Percentage of Total Incentive Award (1)	Budget (In millions, except percentages)	Actual 2011 Results (In millions, except percentages)	Percentage Achieved
2011 Corporate adjusted EBITDA Margin	27%	21.1%	19.6%	93%
2011 Corporate adjusted EBITDA	27%	$330.4	$303.2	92%
2011 Corporate adjusted Revenue	26%	$1.566	$1.546	99%
Individual Performance Goals/MBOs	20%	—	—	—

(1)	2011 performance budgets were adjusted for the second half of the year to account for discontinued operations.
For financial performance metrics, achievement of budget performance yields a payout at target. Threshold performance was defined as 84% of budget for 2011, and equates to a 50% of target award. Maximum performance is defined as 120% of budget, and equates to a 200% of target award.

Messrs. Livermore and Sando: The 2011 annual incentive opportunity for Mr. Livermore was focused primarily on results for the data and analytics segment and the 2011 annual incentive opportunity for Mr. Sando was focused primarily on results for the business and information services segment. The incentive opportunities were weighted 70% to segment performance and 30% to MBOs. For Messrs. Livermore and Sando, the MBOs included a combination of the following objectives: growth opportunities, strengthening infrastructure and capabilities, and developing and delivering against long-term strategic goals for their respective business segments. The MBO component of the annual bonus is not funded unless the 84% Company financial performance measures are met. The weighting, targets, and actual performance for the respective measures are outlined in the tables below.

Data and Analytics 2011 Targets and Achievements

Metric	Percentage of Target	Budget (In millions, except percentages)	Actual 2011 Results (In millions, except percentages)	Percentage Achieved
2011 Segment adjusted EBITDA Margin	23%	25.2%	25.4%	101%
2011 Segment adjusted EBITDA	23%	$183.8	$197.5	107%
2011 Segment adjusted Revenue	24%	$728.7	$777.4	107%
Individual Performance Goals/MBOs	30%	—	—	—
Business and Information Services 2011 Targets and Achievements

Metric	Percentage of Target	Budget (In millions, except percentages)	Actual 2011 Results (In millions, except percentages)	Percentage Achieved
2011 Segment adjusted EBITDA Margin	23%	22.7%	20.8%	92%
2011 Segment adjusted EBITDA	23%	$190.2	$164.0	86%
2011 Segment adjusted Revenue	24%	$839.4	$789.3	94%
Individual Performance Goals/MBOs	30%	—	—	—
Based on 2011 Company and segment performance, funding for the annual incentive bonuses was slightly above target for Mr. Livermore whose segment exceeded budgeted revenue and EBITDA measures and slightly above threshold for Mr. Sando whose segment results were modestly lower than target.
Special One-Time Incentives tied to 2011 Strategic Projects
In addition to the annual incentive bonus opportunity for 2011, the Committee also sought to incentivize the named executive officers to achieve some longer-term strategic initiatives including monetizing identified non-strategic investments that required substantial effort in 2011.
The cash awards for the 2011 annual incentive plan, provided in 2012, are reflected in the non-equity incentive plan compensation column in the 2011 Summary Compensation Table. The one-time incentive awards were granted in 2012 in the form of time-vested RSUs. As required by applicable rules, these awards are not reflected in the 2011 Summary Compensation Table, but rather will be reflected in the stock awards column in the 2012 Summary Compensation Table.
The table below summarizes the target and actual annual and one-time incentive awards that comprise 2011 annual incentive compensation.

Named Executive Officer	2011 Target Annual Incentive (% of Base Salary)	2011 Actual Annual Incentive Cash Award (% of Base Salary)	One-Time Incentive (% of Base Salary)	2011 Actual Annual Incentive Award ($)	One-Time Incentive Award (3)
Nallathambi, Anand K.	125%	66%	—	$525,000	—
Martell, Frank D.	125%	76%	27%	$418,618	$150,000
Livermore, George S.	100%	103%	34%	$517,031	$170,140
Sando, Barry M.	100%	74%	34%	$371,927	$170,140
Theologides, Stergios	80%	66%	34%	$231,582	$120,000
Balas, James L. (1)	40%	45%	25%	$125,000	$68,750
Piszel, Anthony S. (2)	—	—	—	—	—
Rasic, Michael A. (2)	—	—	—	—	—
__________
(1)		Annual incentives for Mr. Balas were adjusted upward in recognition of his individual performance and his contributions in support of the strategic review process.
(2)		Messrs. Piszel and Rasic were not eligible as they resigned from their positions in 2011.
(3)		One-time incentive awards were granted in 2012 in time-vested RSUs and will vest in equal annual installments on the first three anniversaries of the grant date.

Long-Term Incentives

The Company's long-term incentive compensation program emphasizes achievement of long-term operating objectives and stockholder value creation through a focus on RSUs, PBRSUs and stock options. The Committee believes that utilizing a portfolio of long-term incentive vehicles with majority weighting on performance-based vehicles (PBRSUs and stock options) balances the need to reward superior performance with the desire to align our named executive officers with stockholders through equity ownership. When considered in combination with other Company compensation components, long-term incentives ensure balanced emphasis on growth initiatives and appropriate risk taking.

For 2011, long-term equity incentive compensation represented the largest component of the total named executive officer compensation package. Each named executive received a target long-term equity incentive award granted 40% in the form of PBRSUs, 40% in the form of stock options and 20% in the form of RSUs. In determining the amounts of the equity compensation awarded, the Committee considered a variety of factors including: individual performance, competencies, skills, prior experiences, scope of responsibility and accountability within the organization, and our desired mix of fixed vs. performance-based pay. For 2012, the Committee has shifted the equity vehicle mix to 50% PBRSUs, 30% stock options and 20% RSUs. The PBRSUs will vest three years from the grant date contingent upon achieving one-year adjusted EPS results.
Performance-Based Restricted Stock Units
PBRSUs granted in March 2011 have a one-year performance period — January 1 through December 31, 2013 — in which the awards will vest from 0% to 200% of target depending on actual performance. Seventy percent of PBRSUs vest based on 2013 adjusted earnings per share results and the remainder of the PBRSUs vest based on 2013 adjusted EBITDA per share results. The Committee selected the adjusted earnings per share and adjusted EBITDA per share metrics because the Committee believed that growth in these metrics would lead to stockholder value creation and because they are considered by our stockholders to be key performance metrics. The Committee determined target performance levels based on stretch performance goals.
Stock Options
Forty percent of the March 2011 award grant value was in the form of stock options vesting in three equal installments on the first, second, and third anniversaries of the grant date. The stock option awards have an exercise price that is equal to the closing price of our common stock on the date of grant. Thus these awards provide an incentive to grow overall stockholder value as they provide a reward to the named executive officers if the Company's stock price appreciates above the exercise price.
Restricted Stock Units
The remaining 20% of the March 2011 award grant value was in the form of restricted stock units vesting in three equal installments on the first, second, and third anniversaries of the grant date. Entitlement to these awards is contingent upon the Company's achievement of net income for 2011 of $50 million or more. These awards encourage executive retention as the vesting condition is continuous employment by the executive officer following the grant date in addition to aligning the interest of the named executive officers with those of stockholders as the value increases or decreases in conjunction with the Company's stock price.
In 2011, we positioned our long-term incentives at approximately the market median. This positioning is considered sufficient to enable us to be competitive in overall compensation, while allowing for additional awards to be earned if performance is strong. Details of the 2011 grant awards are in the table below.

Named Executive Officer	March 2011 RSUs Granted	March 2011 Stock Options Granted	March 2011 PBRSUs Granted(1)
Nallathambi, Anand K.	31,322	187,935	62,645
Martell, Frank D. (2)	19,383	116,298	38,766
Livermore, George S.	8,700	52,203	17,401
Sando, Barry M.	8,700	52,203	17,401
Theologides, Stergios.	3,132	18,792	6,264
Balas, James L. (3)	1,933	11,598	3,866
Piszel, Anthony S.(4)	—	—	—
Rasic, Michael A (4)	—	—	—

(1)	PBRSU amounts shown at target performance level. The amount that eventually vests may vary from 0% to 200% of target depending on performance.
(2)	Mr. Martell was granted equity on August 30, 2011, the day after his start date of August 29, 2011.
(3)	Mr. Balas' equity was granted on September 27, 2011.
(4)	Mr. Piszel and Mr. Rasic were not granted equity in 2011 as they announced their intention to resign prior to the 2011 grant date.
Timing of Equity Grants
After Committee approval, the Company generally issues annual equity awards to named executive officers on the second day on which the NYSE is open for trading following the filing of the Company's Annual Report on Form 10-K. In the case of RSUs denominated in dollars and stock options, pricing (that is, the number of shares or units issued for each dollar denominated RSU award or the exercise price with respect to stock options) is determined as of that date. The price of the Company common stock used for these purposes is the last sale price reported for a share of the Company's common stock on the NYSE on that date. With respect to new hire grants and employees other than executive officers, the methodology is the same, except that awards are issued on the 20th day of the third month of the calendar quarter that follows the date on which the Committee approved the awards.
Consideration of Prior Amounts Realized
The Company's philosophy is to incentivize and reward named executive officers for future performance. Accordingly, prior stock compensation gains (option gains or restricted stock awarded in prior years) are not considered in setting future compensation levels.
Retirement and Employee Benefit Plans
Named executive officers are entitled to the same benefits generally available to all full-time employees (subject to fulfilling any minimum service requirement) including a 401(k) savings plan, health care, life insurance and other welfare benefit programs. In designing these benefits, the Company seeks to provide an overall level of benefits that are competitive with those offered by similar companies in the markets in which the Company operates. The Company believes that these employee benefits provide a valuable recruiting and retention mechanism for its named executive officers and enable the Company to compete more successfully for qualified executive talent.
Executive Supplemental Benefit Plan and the Pension Restoration Plan
Named executive officers may participate in the Company's Executive Supplemental Benefit Plan (the “Executive Supplemental Benefit Plan") and the Pension Restoration Plan retirement plans. On November 18, 2010, the Company amended the Executive Supplemental Benefit Plan to freeze benefits as of December 31, 2010. As a result, compensation earned after 2010 is not taken into account in determining covered compensation and final average compensation; service after 2010 is not recognized, except for vesting purposes; and the plan will not accept new participants after 2010. The Pension Restoration Plan is limited to individuals who became participants before 1995. Explanation of the these plans can be found in the Pension Benefits table below.
Deferred Compensation Plan
The Deferred Compensation Plan is a non-qualified retirement plan that allows eligible participants to defer up to 80% of their salary and annual incentive bonus. Participation is limited to executive officers and certain other key employees. In 2010, the Company amended the Deferred Compensation Plan to provide additional Company contributions in the form of 401(k) restoration contributions and discretionary retirement savings contributions to a limited number of executive officers who were not eligible to participate in the Executive Supplemental Benefit Plan. Mr. Piszel received a $208,000 discretionary Company contribution in 2010. On February 10, 2011, the Company announced that Mr. Piszel resigned as Chief Financial Officer and, in connection with his resignation, this contribution was forfeited. Mr. Theologides received discretionary contributions of $60,000 and $70,000 in 2010 and 2011, respectively.
Pension Plan
Prior to the Separation, the Company also sponsored a qualified defined benefit plan. On June 1, 2010, FAFC assumed responsibility for the obligations under this plan and the Company no longer sponsors a qualified defined benefit plan.

Other Benefits
On June 8, 2010, the Committee approved a relocation assistance package for Mr. Nallathambi in connection with his relocation to the Santa Ana area as a result of his appointment as Chief Executive Officer, consisting of payment of (a) customary closing costs on the sale of his existing house and the purchase of a new house, (b) duplicate housing carrying costs, (c) moving expenses, (d) expenses related to temporary living arrangements, and (e) a relocation allowance. The relocation package also provided Mr. Nallathambi assistance with the payment of income taxes associated with the sale of his existing house and purchase of his new house, as well as first mortgage interest rate buydown assistance. Mr. Nallathambi's relocation package was consistent with the elements of the Company's executive relocation program. The aggregate amount of Mr. Nallathambi's relocation package was to be less than $673,081 in aggregate. In 2011, Mr. Nallathambi was reimbursed $161,134. Additional relocation reimbursements to Mr. Nallathambi are not anticipated.
On January 1, 2011, the Company introduced an executive life insurance program for executive officers and other key employees. This program provides the participant with up to two times their annualized base salary (up to a maximum of $1 million) in group universal life insurance.
Further details regarding perquisites are found in the 2011 Summary Compensation Table and accompanying footnotes.
Adjustment or Recovery of Awards
During 2011, the Company had no specific policies to adjust or recoup prior awards in the event of a financial restatement or otherwise. However, under Section 304 of Sarbanes-Oxley, if the Company is required to prepare an accounting restatement due to the material noncompliance of the Company, as a result of misconduct, with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer shall reimburse the Company for any bonus or other incentive-based or equity-based compensation received during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurs) of the financial document embodying such financial reporting requirement and any profits realized from the sale of securities of the Company during that 12-month period. Our long-term incentive plan agreements and the awards to be granted pursuant to the 2011 Plan include a provision which subjects them to any claw-back or similar policy adopted by the Company, as well as similar provisions of applicable law, any of which could in certain circumstances require repayment or forfeiture of the units or any shares or other cash or property received with respect to the awards. As discussed below the Company adopted a recoupment policy in 2012 that covers all of its incentive plans.

Employment Agreements and Severance Arrangements
Each named executive officer employed by the Company as of December 31, 2011 has entered into an employment agreement with the Company. The Committee believes that offering employment agreements to key executive officers is consistent with peer practices and serves as an effective retention tool. Each agreement is individually negotiated and terms vary. For additional information regarding the terms of the employment agreements that the Company has entered into with certain of our named executive officers, see Employment Agreements below.
On February 10, 2011, the Company announced that Mr. Piszel resigned as Chief Financial Officer effective February 10, 2011, and would depart from the Company on June 1, 2011. On February 22, 2011, the Company entered into a Separation and General Release Agreement (the “Piszel Separation Agreement”) with Mr. Piszel. The Piszel Separation Agreement provides that the Company would pay Mr. Piszel (a) an aggregate of $1,008,000 in connection with his separation from the Company, subject to applicable withholdings, and (b) up to a maximum of $20,000 in continued group health insurance premiums under COBRA through June 1, 2012, in the event he timely elected to obtain such coverage. The Piszel Separation Agreement also provided that Mr. Piszel's outstanding equity awards shall vest and become exercisable in accordance with the terms of the applicable equity award agreements through June 1, 2011. Any outstanding equity awards that had not vested as of June 1, 2011 were forfeited, with the exception of 22,205 of Mr. Piszel's bonus RSUs which will vest on June 1, 2012. Pursuant to the Piszel Separation Agreement, Mr. Piszel released the Company from claims and agreed not to disparage the Company.
In November 2010, the Company reported that Mr. Rasic intended to resign effective as of April 1, 2011. In February 2011, Mr. Rasic was designated as the Company's principal financial officer in connection with Mr. Piszel's resignation as the Company's Chief Financial Officer, and Mr. Rasic agreed to remain with the Company through June 30, 2011 and agreed to serve as the Company's principal financial officer pending the selection of a new Chief Financial Officer. In connection with Mr. Piszel's resignation, Mr. Rasic was offered a special retention award to remain at the Company through September 1, 2011. Mr. Rasic was paid a $130,000 retention award contingent on his continued employment through September 1, 2011. On September 1, 2011 the Company entered into a Separation and General Release Agreement (the “Rasic Separation Agreement") with Mr. Rasic. The Rasic Separation Agreement provides that the Company would pay Mr. Rasic (a) an aggregate of $325,000 in connection with his separation from the Company, subject to applicable withholdings, (b) up to twelve months in continued

group health insurance premiums under COBRA and (c) up to $14,000 in executive career transition services. The Rasic Separation Agreement also provided that Mr. Rasic's outstanding equity awards shall vest and become exercisable in accordance with the terms of the applicable equity award agreements through September 1, 2011. Any outstanding equity awards that had not vested as of September 1, 2011, were forfeited with the exception of 8,213 of Mr. Rasic's bonus RSUs which will vest on September 1, 2012. Pursuant to the Rasic Separation Agreement, Mr. Rasic released the Company from claims and agreed not to disparage the Company.
Change in Control Agreements
The Company's 2011 Plan, 2006 Plan (except as otherwise provided in an award agreement), 1996 Option Plan, 1997 Directors' Stock Plan (except as otherwise directed by the Company's Board of Directors), the Executive Supplemental Benefit Plan and the Deferred Compensation Plan generally provide for accelerated vesting of award or benefits, as the case may be, in the event of a change in control of the Company. Award agreements evidencing RSUs issued in 2007 through 2011 provide that vesting will not accelerate as a result of a change in control that has been approved by the Company's incumbent Board of Directors prior to the change in control. In addition, the Executive Supplemental Benefit Plan provides that when a participant incurs an involuntary separation from service without good cause subsequent to a change in control, payment of benefits will commence in the same manner and in the same amount as if the participant had attained his or her normal retirement age on the date of termination.
In addition to our equity compensation plan and award agreement provisions which provide for acceleration upon a “change in control,” the Company has entered into change in control agreements with certain executive officers which provide these officers with certain payments upon separation from the Company following a “change in control.” Details of the program are outlined below.
During 2010, the Compensation Committee approved a new form of change in control agreement (the “Change in Control Agreement”). In January 2011, Messrs. Nallathambi, Livermore, Sando and Theologides entered into the Change in Control Agreement with the Company, terminating and replacing their prior change in control agreements. Messrs. Martell and Balas entered into Change in Control Agreements with the Company on August 29, 2011, and March 14, 2011, respectively.
Under the Change in Control Agreement, a “change in control” means any one of the following:

•	a merger or consolidation of the Company in which the Company's stockholders end up owning less than 50% of the voting securities of the surviving entity;

•	the sale, transfer or other disposition of all or substantially all of the Company's assets or the complete liquidation or dissolution of the Company;

•
a change in the composition of the Company's Board of Directors over a two-year period as a result of which fewer than a majority of the directors are incumbent directors, as defined in the agreement; or

•	the acquisition or accumulation by any person or group, subject to certain limited exceptions, of at least 30% of the Company's voting securities.

Under the Change in Control Agreement, if the termination of the named executive officer's employment occurs without cause or if the executive officer terminates his employment for good reason within the twenty-four month period following a change in control, the Company will pay the following benefits in one lump sum in the month following the month in which the date of the termination occurs:

•	the executive officer's base salary through and including the date of termination and any accrued but unpaid annual incentive bonus;

•	between one and a half and three times the executive officer's target annual cash bonus amount established for the fiscal year in which the termination occurs; and

•	between one and a half and three times the executive officer's annual base salary in effect immediately prior to the date of termination.

In addition, for a period ranging from eighteen to thirty-six months and subject to the executive officer's continued payment of the same percentage of the applicable premiums as the executive officer was paying immediately prior to the date of termination or, if more favorable to the executive officer, at the time at which the change in control occurred, the Company will provide medical and dental coverage pursuant to COBRA for the executive officer (and if applicable, the executive officer's dependents). To the extent that the executive officer cannot participate in the plans previously available, the Company will provide such benefits on the same after-tax basis as if they had been available. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

The Change in Control Agreement provides that if any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (or any similar tax), applies to the payments, benefits or other amounts payable under the agreement or otherwise, including without limitation, any acceleration of the vesting of outstanding stock options, restricted stock or performance shares (collectively, the “Total Payments”), then the Total Payments will be reduced (but not below zero) so that the maximum amount of the Total Payments (after reduction) will be $1.00 less than the amount which would cause the Total Payments to be subject to the excise tax; provided that such reduction to the Total Payments will be made only if the after-tax benefit to the executive officer is greater after giving effect to such reduction than if no such reduction had been made.

The Change in Control Agreement had an initial term through December 31, 2011 and is automatically extended for additional one-year periods unless either party notifies the other not later than the preceding January 1 that it does not wish to extend the term an additional year. All agreements with current named executive officers have since been extended through December 31, 2012.

Because Messrs. Piszel and Rasic are no longer employed by the Company, their Change in Control Agreements have not been included in this discussion.
For a description of the calculations and further explanation of the payments due to the named executive officers upon termination of employment and/or a change in control, see Potential Payments upon Termination or Change in Control tables below.
2012 Compensation Policies and Provisions
For 2012, the Committee formally adopted new compensation policies and provisions to further improve alignment with best practices. The new policies include executive stock ownership and retention guidelines requiring our executive officers to hold a fixed amount of company stock and incentive recoupment provisions which enable the Company to recover performance-based compensation to the extent we later determine that performance goals were not actually achieved.
The new policies and provisions, which have been implemented as of March 1, 2012, are discussed in more detail below:
Executive Stock Ownership Guidelines and Retention Requirements
We have adopted formal guidelines requiring our named executive officers to own a fixed amount of Company stock. The guidelines are based on a multiple of base salary as outlined below:
•Chief Executive Officer: six times annual base salary;
•Chief Financial Officer and Group Executive: three times annual base salary; and
•Other Named Executive Officers: one times annual base salary.

Covered executive officers have five years from the date of hire or promotion to the covered position to reach the ownership requirement. All Company securities owned outright or earned and subject only to time-based vesting restrictions will count toward the requirement; stock options will not count toward the ownership requirement. Furthermore, we have adopted a share retention requirement which provides that all covered executives must hold at least 50% of net (after tax) shares until the stock ownership guidelines described above are achieved.
Recoupment Provisions
We have adopted recoupment provisions which allow the Company to recover performance-based compensation to the extent that we later determine that applicable performance goals were not actually achieved due to financial restatement or ethical misconduct. We have also added non-compete claw-backs in termination agreements for all named executive officers. This policy applies to all performance-based incentive plans including but not limited to the annual incentive bonus and performance-based equity awards described above.

 Impact of Tax and Accounting
As a general matter, the Committee takes into account the various tax and accounting implications of compensation vehicles employed by the Company. When determining amounts of long-term incentive grants to named executive officers and employees, the Committee examines the accounting cost associated with the grants. Under accounting guidance, grants of stock options, RSUs and PBRSUs result in an accounting charge for the Company. The accounting charge is equal to the fair value of the instruments being issued. For RSUs, the cost is generally equal to the fair value of the stock on the date of grant times the number of shares granted. This expense is amortized over the requisite service period. With respect to stock options, the Company calculates the fair value of the option and takes that value into account as an expense over the vesting period, after adjusting for possible forfeitures. For PBRSUs, the Company calculates the fair value of the award upon grant, and adjusts the value to be expensed on a quarterly basis over the performance period based on expected award payouts, after adjusting for possible forfeitures.
Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to each of the chief executive officer and certain of the other most highly compensated executive officers. Exceptions are made for qualified performance-based compensation, among other things. RSUs, PBRSUs and performance units granted to named executive officers have been structured in a manner intended to qualify under this exception for performance-based compensation. Other compensation may be subject to the $1 million deduction limit.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as amended, and in the Company's proxy statement for its 2012 annual meeting of stockholders.
Compensation Committee

Paul Folino, Chairman
D. Van Skilling
J. David Chatham
Thomas C. O'Brien

2011 Summary Compensation Table
The following table sets forth certain information concerning compensation of each named executive officer during the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary(1)	Bonus		Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation		Total
		($)	($)		($)	($)	($)		($)	($)		($)
Anand K. Nallathambi	2011	790,192	—		1,619,991	1,071,230	525,000	(6)	582,339	163,940	(7)	4,752,692
President & Chief Executive Officer	2010	736,538	—		2,062,463	1,697,691	893,625		—	102,719		5,493,036
	2009	700,000	—		662,000	—	490,000		279,281	20,841		2,152,122

Frank D. Martell (8)	2011	169,231	—		659,991	481,474	418,618		—	1,251		1,730,565
Chief Financial Officer

George S. Livermore	2011	500,000	—		449,981	297,557	517,031		596,510	7,603		2,368,682
Group Executive and Executive Vice President	2010	459,615	—		1,348,091	789,275	621,750		24,458	14,248		3,257,437
	2009	350,000	—		551,978	—	669,740		480,846	6,211		2,058,775

Barry M. Sando	2011	500,000	—		449,981	297,557	371,927		804,539	6,662		2,430,666
Group Executive and Executive Vice President	2010	459,615	—		1,363,803	789,275	492,375		37,621	12,887		3,155,576
	2009	350,000	—		523,031	—	698,940		330,879	5,018		1,907,868

Stergios Theologides	2011	339,615	—		161,987	107,114	231,582		—	72,002	(9)	912,300
Senior Vice President, General Counsel and Secretary

James L. Balas (10)	2011	211,538	70,000	(11)	65,993	48,016	125,000		—	1,346		521,893
Senior Vice President, Controller

Anthony S. Piszel (12)	2011	295,000	—		—	—	—		—	301,416	(13)	596,416
Former Chief Financial Officer	2010	609,616	800,000	(14)	2,066,826	1,295,607	774,475		—	208,000		5,754,524
	2009	451,924	250,000	(15)	499,980	—	756,574		—	350,000		2,308,478

Michael R. Rasic (16)	2011	230,000	130,000	(17)	—	—	—		—	367,274	(18)	727,274
Former Senior Vice President, Finance and Accounting	2010	320,192	225,000	(19)	384,340	268,051	244,791		—	6,293		1,448,667

___________________

(1)	Effective March 1, 2011, Mr. Nallathambi's annual salary increased from $750,000 to $800,000 and Mr. Theologides' annual salary increased from $300,000 to $350,000.

(2)
Reflects the aggregate grant date fair value of stock awards, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. In connection with the Separation on June 1, 2010, all unvested RSUs granted to the Company's employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the unvested RSUs. We valued the RSUs as of the grant date by multiplying the closing price of our common stock on that date by the number of RSUs awarded. We valued the PBRSUs as of the grant date by multiplying the closing price of our common stock on that date by the target number of PBRSUs that will vest upon achievement of the target performance. If the highest performance target is met or exceeded, the value of the awards at grant date would be as follows: Mr. Nallathambi - $2,160,000; Mr. Martell - $879.988; Mr. Livermore - $599,986; Mr. Sando - $599,986; Mr. Theologides - $215,983; and Mr. Balas - $87,990.

(3)
Reflects the aggregate grant date fair value of stock option awards, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion on the relevant assumptions used in calculating the aggregate grant date fair values.

(4)	Represents the cash portion of the annual incentive bonus that was paid through performance units under our 2006 Plan or 2011 Plan.

(5)
For 2011, the amounts reflect the change in the present value of the life annuity from the end of fiscal year 2010 to the end of fiscal year 2011 for the Executive Supplemental Benefit Plan with respect to Messrs. Nallathambi, Livermore and Sando, and the Pension Restoration Plan with respect to Mr. Sando only. The amounts in the column do not include earnings under the Company's deferred compensation plan as such earnings were neither above market nor preferential. See the Pension Benefits table below under "--Pension Benefits for 2011" for assumptions used in calculating these amounts. A significant portion of the increase in pension value is attributable to a 1% decrease in the interest rate assumption, or $400,000 for Mr. Nallathambi, $380,000 for Mr. Livermore and $525,000 for Mr. Sando.

(6)
Although Mr. Nallathambi would have received non-equity incentive plan compensation for 2011 of approximately $747,000 based on Company achievement of specified performance targets and MBOs, Mr. Nallathambi recommended, and the Compensation Committee approved, a lower amount of $525,000.

(7)
Represents amounts paid by the Company on behalf of Mr. Nallathambi as follows: (a) life insurance premiums of $1,006, (b) life insurance premiums for a universal life policy of $1,800, and (c) a $161,134 relocation allowance.

(8)	Mr. Martell's employment with the Company commenced on August 29, 2011.

(9)	Includes a $70,000 Company contribution on behalf of Mr. Theologides to the Company's Deferred Compensation Plan.

(10)	Mr. Balas' employment with the Company commenced on March 14, 2011.

(11)	Represents a $70,000 one-time sign-on bonus that was paid to Mr. Balas on April 1, 2011.

(12)	Mr. Piszel resigned as the Company's Chief Financial Officer on February 10, 2011.

(13)
Represents amounts paid by the Company on behalf of Mr. Piszel as follows: (a) life insurance premiums for a universal life policy of $2,310, (b) COBRA reimbursement of $8,337, and (c) severance payments of $290,769 in accordance with the Separation and General Release Agreement entered into between the Company and Mr. Piszel on February 22, 2011. Mr. Piszel's total separation payment is $1,008,000. The remaining $717,231 will be paid in 2012 in bi-weekly payments together with one lump sum payment on June 1, 2012.

(14)	Represents a one-time cash bonus paid by the Company to Mr. Piszel in recognition of his performance in connection with the Separation transaction.

(15)	Represents a sign-on bonus paid by the Company to Mr. Piszel pursuant to the terms of Mr. Piszel's employment agreement.

(16)
Mr. Rasic was not a named executive officer in 2009. Accordingly, only information for 2010 and 2011 is presented. In November 2010, the Company reported that Mr. Rasic intended to resign effective as of April 1, 2011. Mr. Rasic was designated as the Company's principal financial officer in February 2011 in connection with Mr. Piszel's resignation as the Company's Chief Financial Officer effective February 10, 2011 and was replaced as principal financial officer by Mr. Balas in May 2011.

(17)
To assist in Mr. Balas' onboarding and transition pending the hiring of a new Chief Financial Officer, Mr. Rasic was offered a special retention award of $130,000 to remain at the Company through September 1, 2011.

(18)
Represents amounts paid by the Company on behalf of Mr. Rasic as follows: (a) life insurance premiums for a universal life policy of $538, (b) life insurance premiums of $67, (c) COBRA reimbursement of $4,168, (d) severance payments of $325,000 in accordance with the separation and general release agreement entered into between the Company and Mr. Rasic in September 2011, (e) payment of accrued PTO of $27,500, and (f) payment of $10,000 for outplacement services on behalf of Mr. Rasic.

(19)	Represents a one-time cash bonus paid by the Company to Mr. Rasic in recognition of his performance in connection with the Separation transaction.

Grants of Plan-Based Awards for 2011
The following table sets forth information concerning awards made to each of the named executive officers under the 2006 Plan and 2011 Plan during 2011, other than Messrs. Rasic and Piszel who did not receive awards in 2011.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options(3)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock & Option Awards(4)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#)	($)	($)

Anand K. Nallathambi
Performance Units	3/1/2011	3/1/2011	2,395,440
RSUs	3/16/2011	3/1/2011					31,322				539,991
PBRSUs	3/16/2011	3/1/2011				31,323	62,645	125,290			1,080,000
Options	3/16/2011	3/1/2011							187,935	17.24	1,071,230

Frank D. Martell
Performance Units	8/29/2011	8/29/2011	1,375,000
RSUs	8/30/2011	6/20/2011					19,383				219,997
PBRSUs	8/30/2011	6/20/2011				19,383	38,766	77,532			439,994
Options	8/30/2011	6/20/2011							116,298	11.35	481,474

George S. Livermore
Performance Units	3/1/2011	3/1/2011	1,197,720
RSUs	3/16/2011	3/1/2011					8,700				149,988
PBRSUs	3/16/2011	3/1/2011				8,701	17,401	34,802			299,993
Options	3/16/2011	3/1/2011							52,203	17.24	297,557

Barry M. Sando
Performance Units	3/1/2011	3/1/2011	1,197,720
RSUs	3/16/2011	3/1/2011					8,700				149,988
PBRSUs	3/16/2011	3/1/2011				8,701	17,401	34,802			299,993
Options	3/16/2011	3/1/2011							52,203	17.24	297,557

Stergios Theologides
Performance Units	3/1/2011	3/1/2011	590,724
RSUs	3/16/2011	3/1/2011					3,132				53,996
PBRSUs	3/16/2011	3/1/2011				3,132	6,264	12,528			107,991
Options	3/16/2011	3/1/2011							18,792	17.24	107,114

James L Balas
Performance Units			—
RSUs	9/27/2011	9/27/2011					1,933				21,998
PBRSUs	9/27/2011	9/27/2011				1,933	3,866	7,732			43,995
Options	9/27/2011	9/27/2011							11,598	11.38	48,016
_____________

(1)
In 2011, the Compensation Committee awarded performance units under the 2006 Plan to each of Messrs. Nallathambi, Livermore, Sando and Theologides. These awards were valued at $1 per unit, and the number of units granted equaled twice the sum of each executive officer's target annual cash bonus amount and one-time incentive bonus amount. With respect to the one-time incentive bonus, the Compensation Committee retained the discretion to award those in RSUs rather than cash. To be earned, the net income of the Company for 2011 must be at least $50 million, excluding (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss, and (f) foreign exchange gains and losses (collectively, “Extraordinary Items”). The Compensation Committee has the discretion to reduce the amount of the performance units and, for 2011, exercised this discretion by (i) reducing the amount of the performance units to the amount of the cash portion of the named executive officer's annual incentive bonus and converting the reduced performance units to cash and (ii) reducing the amount of the one-time incentive bonus and, with respect to certain executive officers, making the award in RSUs rather than cash. These performance units were awarded to permit the Company to deduct, for tax purposes, the entire amount of bonuses paid to named executive officers. Mr. Martell's performance units were granted under the 2011 Plan and his units were subject to the Company achieving net income of $25 million for the period from June 1 to December 31, 2011 (calculated after excluding Extraordinary Items). The Compensation Committee elected to pay $150,000 of Mr. Martell's performance units in the form of RSUs. The amounts identified in the Non-Equity Incentive Plan Compensation column of the 2011 Summary Compensation Table for 2011 are the cash portion of the target annual cash bonus amounts paid under the plan following such reduction. As required by applicable rules, the performance units awards for the one-time incentive bonus are not reflected in the 2011 Summary Compensation Table, but rather will be reflected in the 2012 Summary Compensation Table.

(2)
Equity Incentive Plan Awards in 2011 consisted of RSUs and PBRSUs granted as part of the 2011 long-term incentive compensation program. The RSUs are tied to achievement of at least $50 million in net income ($25 million for Mr. Martell) in 2011 adjusted to exclude Extraordinary Items. For the RSUs, if as was the case, the adjusted net income performance target is met, the shares vest in three equal installments on the first three anniversaries of the grant date. In the case of the PBRSUs, 70% of each award is tied to achievement of certain adjusted earnings-per-share targets for 2013 and 30% of each award is tied to achievement of certain adjusted EBITDA-per-share targets for 2013. The awards to Messrs. Nallathambi, Livermore, Sando and Theologides were granted under the 2006 Plan. Awards to Messrs. Martell and Balas were granted under the 2011 Plan.

(3)
Represents the number of shares of common stock underlying stock options awarded to the named executive officers as a portion of their 2011 long-term incentive compensation awards. These awards vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(4)
These amounts represent the aggregate grant date fair value of each award determined pursuant to Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion on the relevant assumptions used in calculating the aggregate grant date fair values for stock options. For the assumptions and methodologies used to value the awards, see footnotes (2) and (3) to the 2011 Summary Compensation Table above.

Employment Agreements

Anand K. Nallathambi, George S. Livermore, Barry M. Sando and Stergios Theologides

In May 2011, the Company entered into a new form employment agreement with the following named executive officers: Anand K. Nallathambi, George S. Livermore, Barry M. Sando and Stergios Theologides. The employment agreements are substantially similar in form. The material terms of the employment agreements with respect to each of these named executive officers are as follows:

•
Term - Through December 31, 2013; the term automatically extends for an additional year unless either party provides 60 days prior written notice before the expiration of the current term. For Mr. Nallathambi, the effective date was May 3, 2011. For Messrs. Livermore, Sando, and Theologides, the effective date of the new employment agreement was January 1, 2012.

•	Pay - Sets initial base salary at current salary and provides that base salary will be reviewed annually and may be increased (but not decreased) during the term at the Company's discretion.

•
Severance - Provides for severance pay if executive is terminated without “cause” as defined in the employment agreement. For Mr. Nallathambi, severance pay is also provided if he resigns for “good reason” as defined in his employment agreement. The severance amount is a multiple of base pay and target annual bonus. For Messrs. Nallathambi, Livermore and Sando the multiple is two and COBRA reimbursement is provided for 24 months. For Mr. Theologides the multiple is one and COBRA reimbursement is provided for 12 months.

•	Severance Payment Timing - Severance will be paid in installments as follows:

•
Messrs. Nallathambi, Livermore and Sando - First payment is made in the seventh month after separation of employment and is 7/24th of the total severance and equal installments thereafter for the remainder;

•	Mr. Theologides - First payment is made in the seventh month after separation of employment and is 7/12th of the total severance and equal installments thereafter for the remainder.

•
Release of Liability - The employment agreement requires the executive officer to sign a release in exchange for severance. Moreover, the executive officers are covered by restrictive covenants such as confidentiality, cooperation in litigation, non-disparagement, non-solicitation and non-competition.

•
Clawbacks - The employment agreement provides that the agreement is subject to “clawback” under applicable law or under the Company's clawback policy in effect from time to time. The Company adopted such a recoupment or "clawback" policy in March 2012 as further described in Item 11. Executive Compensation - Compensation, Discussion and Analysis - 2012 Compensation Policies and Provisions.

The following is a summary of the material terms of the employment agreements in effect through December 31, 2011 for each of Messrs. Livermore, Sando and Theologides.
In December 2008, the Company entered into employment agreements with Messrs. Livermore and Sando. The agreements, which expired on December 31, 2011, specified initial base salaries which were subsequently increased during the term of employment. Determinations regarding bonus amounts, long-term incentive awards and any increases in base salary were at the discretion of the Compensation Committee. The agreements provided severance in the event of termination without cause equal to twice the sum of the executive officer’s base salary and the second largest of the prior three years’ annual incentive bonuses. The executive officer’s receipt of severance is contingent on the Company’s receipt of a release from the executive officer as well as his compliance with certain post-termination covenants and confidentiality provisions contained within the agreement. In addition, if the executive officer’s employment is terminated without cause and the executive would otherwise, during the term of the agreement, have reached his “early retirement date” under the SERP, then the executive officer’s benefit under the plan will be deemed vested on his early retirement date notwithstanding the termination, provided that the executive’s “final average compensation” used to determine the amount of the benefit would be determined as of his actual termination date. No additional benefits are payable in the event that the executive voluntarily terminates or termination is on account of death, disability or for cause.
In November 2009, the Company entered into an employment agreement with Mr. Theologides, which expired on December 31, 2011. The agreement specified an initial base salary, which was subsequently increased during the term of employment. Determinations regarding bonus amounts, long-term incentive awards and any increases in base salary were at the discretion of the Compensation Committee subject to minimum guaranteed amounts for fiscal 2009, 2010 and 2011. The agreement provided severance in the event of termination without cause equal to one times the Mr. Theologides' base salary. Mr. Theologides' receipt of severance is contingent on the Company’s receipt of a release from Mr. Theologides as well as his compliance with certain post-termination covenants and confidentiality provisions contained within the agreement.
Frank Martell
On July 20, 2011, the Company entered into an employment agreement with Mr. Frank Martell with an effective date of August 29, 2011. The employment agreement is in substantially the same form as Mr. Nallathambi's agreement with the exception that Mr. Martell is not entitled to severance pay if he terminates his employment based on “good reason” (as defined in the agreement).
James L. Balas
On March 14, 2011, the Company entered into an employment agreement with James L. Balas to serve as the Senior Vice-President and Controller of the Company. The period of employment is through March 14, 2013 after such time his employment shall transition to at-will employment status.
If Mr. Balas is terminated by the Company without cause (as the term is defined in his employment agreement) before March 14, 2013, Mr. Balas shall receive his base salary through the remainder of his agreement but in no event less than 12 months and a pro-rated annual bonus that would have otherwise been paid to him with respect to the fiscal year that his employment is terminated.

Outstanding Equity Awards at Fiscal Year-End for 2011
The following table shows outstanding equity awards of the Company held by the named executive officers as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date(2)		Number of Shares or Units of Stock That Have Not Vested(3) (#)		Market Value of Shares or Units of Stock That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anand K. Nallathambi	17,504		10.92	7/22/2012
	52,515		13.06	2/26/2013
	35,009		17.46	2/25/2014
	52,515		20.88	2/27/2015
	203,059		26.67	9/14/2015	(5)
	101,530		26.36	2/21/2017	(5)
	50,765		23.61	3/29/2017	(5)
		227,878	18.76	5/31/2020	(6)
		187,935	17.24	3/15/2021	(7)
						23,391	(8)	302,446
						31,322	(9)	404,993
									18,989	(10)	245,528
									31,322	(11)	404,993

Frank D. Martell		116,298	11.35	8/29/2021	(12)
						19,383	(13)	250,622
									19,383	(14)	250,622

George S. Livermore	35,010		26.20	8/25/2015
	21,881		26.56	1/12/2016
		105,943	18.76	5/31/2020	(6)
		52,203	17.24	3/15/2021	(7)
						4,912	(15)	63,512
						15,821	(16)	204,566
						27,041	(17)	349,640
						30,187	(18)	390,318
						8,700	(9)	112,491
									8,828	(10)	114,146
									8,700	(11)	112,491

Barry M. Sando	87,525		17.46	2/25/2014
	87,525		20.88	2/27/2015
	87,526		27.13	12/7/2015
		105,943	18.76	5/31/2020	(6)
		52,203	17.24	3/15/2021	(7)
						5,883	(15)	76,067
						17,229	(16)	222,771
						25,626	(17)	331,344
						30,876	(18)	399,227
						8,700	(9)	112,491
									8,828	(10)	114,146
									8,700	(11)	112,491

Stergios Theologides		35,980	18.76	5/31/2020	(6)
		18,792	17.24	3/15/2021	(7)
						3,127	(19)	40,432
						3,868	(20)	50,013
						3,132	(9)	40,497
									2,998	(10)	38,764

								3,132	(11)	40,497

James L. Balas	11,598	11.38	9/26/2021	(21)
					1,933	(22)	24,994
								1,933	(23)	24,994

Anthony S. Piszel					22,205	(24)	287,111

Michael A. Rasic					1,542	(25)	19,938
					2,112	(25)	27,308
					4,559	(25)	58,948

(1)
In connection with the Separation, on June 1, 2010, all outstanding stock option awards granted to Company employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the stock option awards.

(2)	The stock options disclosed in this table have a ten-year life. As of December 31, 2011 all stock options were fully vested with the exception of stock options granted in 2010 and 2011.

(3)
In connection with the Separation on June 1, 2010, all unvested RSUs granted to Company employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the unvested RSUs.

(4)	Represents the value of unvested RSUs based on the Company's closing stock price on December 30, 2011 of $12.93.

(5)
These amounts represent stock options to purchase shares of the Company's common stock arising from the conversion of FADV stock options that were previously issued to Mr. Nallathambi and that were converted in connection with the Company's acquisition of the publicly traded shares of FADV. As required by the applicable plan documents, as a result of that transaction, all unvested FADV stock options immediately vested.

(6)	These stock options were granted on June 1, 2010 and vest in three equal annual installments on the second, third and fourth anniversary of the grant date.

(7)	These stock options were granted on March 16, 2011 and vest in three equal annual installments on the first, second and third anniversary of the grant date.

(8)
These RSUs represent the unvested portion of RSUs that were granted on March 3, 2010 and were subject to (i) the achievement of adjusted net income of $50 million for 2010 and (ii) time vesting in three annual installments on the first, second and third anniversaries of the grant date. The amount reported also includes quarterly dividend equivalents paid in common stock on the awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010. The Company achieved the $50 million performance measure for 2010 and the first third vested in March 2011.

(9)
These RSUs were granted on March 16, 2011 and were subject to (i) the achievement of adjusted net income of $50 million for 2011 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. The Company achieved the $50 million performance measure for 2011.

(10)
These PBRSUs were granted on June 1, 2010 and vest based upon the Company's achievement of certain performance measures. The amount set forth in this column represents the estimated future award of PBRSUs assuming the threshold performance goals have been achieved. The PBRSUs will vest from 0% to 100% of target over a 5-year performance period depending on adjusted EBITDA per share results, as adjusted for certain predetermined items.

(11)
These PBRSUs were granted on March 16, 2011 and vest based upon the Company's achievement of certain performance measures in 2013. The amount set forth in this column represents the estimated future award of PBRSUs assuming the threshold performance goals have been achieved. Seventy percent of the PBRSUs vest based on degree of achievement of certain adjusted earnings-per-share goals for 2013 and the other thirty percent vest based on degree of achievement of certain adjusted EBITDA per share goals for 2013.

(12)	These stock options were granted on August 30, 2011 and vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(13)
These RSUs were granted on August 30, 2011 and were subject to (i) the achievement of adjusted net income of $25 million for the period of June 1 through December 31, 2011 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. The Company achieved the $25 million performance measure for the last seven months of 2011.

(14)
These PBRSUs were granted on August 30, 2011 and vest based upon the Company's achievement of certain performance measures in 2013. The amount set forth in this column represents the estimated future award of PBRSUs assuming the threshold performance goals have been achieved. Seventy percent of the PBRSUs vest based on degree of achievement of certain adjusted earnings-per-share goals for 2013 and the other thirty percent vest based on degree of achievement of certain adjusted EBITDA per share goals for 2013.

(15)
These RSUs were granted on March 5, 2007 and vest in five equal annual installments on the first five anniversaries of the grant date. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share through June 1, 2010.

(16)
These RSUs were granted on March 4, 2008 and vest in five equal annual installments on the first five anniversaries of the grant date. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(17)
These RSUs were granted on March 4, 2009 and vest in five equal annual installments on the first five anniversaries of the grant date. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(18)
These RSUs were granted on March 3, 2010 and vest in five equal annual installments on the first five anniversaries of the grant date, subject to the achievement of adjusted net income of $50 million for 2010. The Company achieved the applicable performance measure for 2010. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(19)
These RSUs were granted on December 21, 2009 and vest in five equal annual installments on the first five anniversaries of the grant date. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(20)
These RSUs were granted on March 22, 2010 and vest in five equal annual installments on the first five anniversaries of the grant date. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(21)	These stock options were granted on September 27, 2011 and vest in three equal annual installments on March 21, 2012, March 21, 2013 and March 21, 2014.

(22)	These RSUs were granted on September 27, 2011 and vest in three equal annual installments on March 21, 2012, March 21, 2013 and March 21, 2014.

(23)
These PBRSUs were granted on September 27, 2011 and vest based upon the Company's achievement of certain performance measures in 2013. The amount set forth in this column represents the estimated future award of PBRSUs assuming the threshold performance goals have been achieved. Seventy percent of the PBRSUs vest based on degree of achievement of certain adjusted earnings-per-share goals for 2013 and the other thirty percent vest based on degree of achievement of certain adjusted EBITDA per share goals for 2013.

(24)
These RSUs were granted on March 10, 2010. Pursuant to the terms of the award agreement, they vest on June 1, 2012 - one year from the effective date of Mr. Piszel's separation for the Company. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(25)
These RSUs were granted on March 20, 2008, March 20, 2009 and March 22, 2010 respectively and vest on September 1, 2012, one year from the effective date of Mr. Rasic's separation from the Company. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

Option Exercises and Stock Vested for 2011
The following table sets forth information concerning value realized by each of the named executive officers upon exercise of stock options and vesting of other stock awards during 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Anand K. Nallathambi	26,257	62,229	6,593	213,828
Frank D. Martell	—	—	—	—
George S. Livermore	—	—	15,587	528,265
Barry M. Sando	—	—	19,454	553,089
Stergios Theologides	—	—	2,004	30,399
James L. Balas	—	—	—	—
Anthony S. Piszel	—	—	11,183	343,792
Michael A. Rasic	—	—	2,962	83,367

(1)
Value realized on exercise is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the named executive officer.

(2)	Value realized on vesting is based on the fair market value of our common stock on the vesting date and does not necessarily reflect proceeds actually received by the named executive officer.

Pension Benefits for 2011
The following table shows the actuarial present value of the accumulated retirement benefits payable upon normal retirement age to each of the named executive officers who participate in a pension plan, computed as of December 31, 2011. The amounts disclosed are based upon benefits provided to the named executive officers under the Company's Pension Restoration Plan (“Pension Restoration Plan”) and the Company's Executive Supplemental Benefit Plan. Benefit accruals were frozen under the Pension Restoration Plan as of April 30, 2008 and the Executive Supplemental Benefit Plan was frozen effective December 31, 2010. Prior to the Separation, the Company maintained a pension plan, which was assumed by FAFC in connection with the Separation. Messrs. Martell, Theologides, Balas, Rasic and Piszel were not eligible to participate in the Pension Restoration Plan or the Executive Supplemental Plan and therefore they are not included in the following table.

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefits(2) ($)	Payments During Last Fiscal Year ($)
Anand K. Nallathambi(3)	Executive Supplemental Benefit Plan	20	$2,172,620	—
George S. Livermore	Executive Supplemental Benefit Plan	14	$2,131,615	—
Barry M. Sando	Executive Supplemental Benefit Plan	20	$3,087,546	—
	Pension Restoration Plan	18	$77,376	—

(1)
Credited years of service for the Pension Restoration Plan and the Executive Supplemental Benefit Plan is the time between the participant's deemed participation date under the plan and December 31, 2011.

(2)
The Pension Restoration Plan benefits generally accrue from the date of employment through the normal retirement age (as discussed below). The following assumptions were used for calculating present values: interest rate of 4.57%, pre- and post-retirement mortality per RP-2000M mortality tables for males and females, benefit is payable as a single life annuity.

Executive Supplemental Benefit Plan eligibility requires 10 years of service and 5 years of participation in the plan with the benefit dependent on age at retirement between 55 and 62, rather than credited years of service. The following assumptions were used for calculating present values: interest rate of 4.52%, pre- and post-retirement mortality per RP-2000M mortality tables for annuitant for males and females, as applicable projected to 2011, benefit payable as a 50% joint and survivor annuity and spouse is assumed to be the same age as participant.

(3)
Mr. Nallathambi's services includes time employed by CREDCO, Inc. which was acquired by the Company in 1995, resulting in an increase of $87,102 in the amount reflected in the column entitled Present Value of Accumulated Benefits.

Pension Restoration Plan
During 1996, the Company adopted the Pension Restoration Plan. This plan is an unfunded, non-qualified plan designed to make up for the benefit accruals that were limited under the Company's tax-qualified pension plan based on compensation in excess of the amount of compensation that may be considered under federal tax law limits for qualified plans. However, in order to limit its expense, the Pension Restoration Plan does not make up for benefit accruals on compensation exceeding $275,000. The Pension Restoration Plan also makes up for benefits that could not be paid from a qualified plan because of limitations imposed by the federal tax laws. Vesting of benefits payable to an employee under the Pension Restoration Plan generally occurs upon employment through “normal retirement age.” “Normal retirement age” is defined as the later of the employee's attainment of age 65 or three years of service with the Company. The Pension Restoration Plan was effective as of January 1, 1994, but only covers selected employees who were participants in the tax-qualified pension plan formerly sponsored by the Company which was assumed by FAFC in connection with the Separation. The Pension Restoration Plan excludes pay earned after December 31, 2001. The Pension Restoration Plan was amended in February 2008 to eliminate benefit accruals for service after April 30, 2008.
Effective January 1, 2009, to comply with Internal Revenue Code Section 409A, payment of benefits under the Pension Restoration Plan commences the first of the month following a participant's separation from service or six months following a participant's separation from service if he is considered a specified employee. Also, benefit options under the Pension Restoration Plan include various actuarial equivalent annuity options. A participant with at least three years of service with the company may elect to retire after attaining age 55, but prior to age 65, and receive reduced benefits. Benefits are reduced 1/180th for each of the first 60 months and by 1/360th for each of any additional months by which the benefit commencement date precedes the participant's normal retirement date.
In connection with the Separation, the sponsorship of a portion of the Pension Restoration Plan and the liabilities under the plan were transferred to FAFC with respect to the accrued benefits for employees and former employees who were transferred to FAFC. The Company remains responsible for liabilities under the Pension Restoration Plan relating to the accrued benefits of employees who were not transferred to FAFC, which are now payable pursuant to the terms of the CoreLogic, Inc. Pension Restoration Plan, the successor plan to the original Pension Restoration Plan. The new plan is intended to govern the benefits payable to participants under the plan as of June 1, 2010 and is not intended to grant additional benefits to the participants in excess of their benefits accrued under the original Pension Restoration Plan.
Executive Supplemental Benefit Plan
The Executive Supplemental Benefit Plan provides retirement benefits for, and pre-retirement death benefits with respect to, certain key management personnel. The plan was originally adopted in 1985 and has been amended a number of times since then. Under the plan, as originally adopted, upon retirement at normal retirement date (the later of age 65 or completion of 10 years of service) the participant received a joint life and 50% survivor annuity benefit equal to 35% of “final average compensation.” “Final average compensation” was determined for those three calendar years out of the last 10 years of employment preceding retirement in which final average compensation is the highest. Final average compensation includes base salary and commissions, cash bonuses and stock bonuses that are granted to compensate for past services (such as annual incentive bonus RSUs, as described above).
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
To be eligible to receive benefits under the plan, a participant must be at least age 55, have been an employee of the Company or one of its subsidiaries for at least 10 years and covered by the plan for at least five years. A pre-retirement death benefit is provided consisting of 10 annual payments, each of which equals 50% of final average compensation. Subject to applicable legal rules, the Board can, in its discretion, pay the participant or beneficiary in an actuarial equivalent lump sum or other form of benefit. In the event of a “change in control” (as defined in the plan) of the Company, a participant who retires after the change in control shall receive the same benefits as if he were retiring upon the attainment of normal retirement date.
The Executive Supplemental Benefit Plan was amended in September 2005 to provide that participants who thereafter engage in competition with the Company, either during their employment with or following their departure from the Company, forfeit their right to receive any vested benefits under the plan. Competition includes the misappropriation, sale, use or disclosure of the Company's trade secrets, confidential or proprietary information and solicitation of Company customers.
To reduce the costs of the plan to the Company, the plan was further amended in October 2007. Among other changes, this amendment (i) reduced the normal retirement date to the latest of age 62, the date on which the participant completes 10 years of service with the Company and the date on which the participant was covered, in combination, by the plan or FAC Management Supplemental Benefit Plan for five years; (ii) changed the period over which “final average compensation” is determined to the five calendar years preceding retirement; (iii) reduced the maximum benefit payable to a joint life and 50% survivor annuity benefit equal to 30% of final average compensation; (iv) eliminated any increased benefit for postponed retirement beyond the normal retirement date; and (v) provided for accelerated vesting only upon a change in control that is not approved by the Company's incumbent Board. The benefit is reduced by 5.952% for each year prior to age 62 in which retirement actually occurs. Participants who were vested as of the effective date of the amendment, November 1, 2007, are entitled to receive the higher of the benefit as calculated under the amended plan and the benefit to which the participant would have been entitled had he retired on October 31, 2007.
In connection with the Separation, the Company transferred sponsorship and administration of a portion of the Executive Supplemental Benefit Plan to FAFC. As part of this transfer, FAFC assumed the liabilities under the portion of the plan covering employees and former employees who were transferred to FAFC. Following the Separation, the Company remained responsible for the liabilities under the portion of the Executive Supplemental Benefit Plan relating to the Company's employees and former employees who were not transferred to FAFC. The Company maintains the CoreLogic, Inc. Executive Supplemental Benefit Plan as the successor to the original Executive Supplemental Benefit Plan in satisfaction of its liabilities to such employees who were participants and accrued benefits under the Executive Supplemental Benefit Plan, but were not transferred to FAFC. The CoreLogic, Inc. Executive Supplemental Benefit Plan is intended to provide future benefits for the Company's employees on and after June 1, 2010 and is intended to govern the benefits payable to such employees both before and after June 1, 2010.
Effective December 31, 2010, the CoreLogic, Inc. Executive Supplemental Benefit Plan was frozen and amended to, among other things: (i) close the Plan to new participants; (ii) freeze the average salary calculation as of December 31, 2010 (compensation after December 31, 2010 will not be taken into consideration in calculating benefits); (iii) amend the amount and form of the pre-retirement death benefit to provide for payment to a participant's designated beneficiary in an amount equal to the survivor portion of a 50% joint and survivor annuity for the life of the beneficiary, or if the participant's beneficiary is someone other than the participant's spouse or domestic partner, for a maximum of twenty years; and (iv) apply a proration factor to the benefit amount payable, the numerator of which is a participant's service at December 31, 2010 and the denominator of which is the participant's service that would have accrued as of his or her early retirement date if the participant was not early retirement eligible as of December 31, 2010.
In addition to the amendments described above, the change of control provisions were amended to provide that participants will become 100% vested in all plan benefits upon an involuntary separation from service without good cause following a change of control. Prior to the amendment, participants became 100% vested in all plan benefits upon a change of control, regardless of whether they incurred a separation of service for any reason. Furthermore, the retirement income benefit provided to participants and commencing upon a separation from service following a change of control on the same basis as though they had attained normal retirement age is limited to participants who experience an involuntary separation from service without good cause following a change of control.
As of December 31, 2011, 12 active employees, including Messrs. Nallathambi, Livermore and Sando, have been selected to participate in the plan and the plan is closed to any new participants. The plan is unfunded and unsecured. The Company has previously purchased insurance, of which the Company is the owner and beneficiary, on the lives of certain plan participants. This insurance is designed to offset, over the life of the plan, a portion of the Company's costs incurred with respect to the plan.

Nonqualified Deferred Compensation for 2011
As reflected in the following table, certain of the Company's named executive officers have elected to participate in the Company's Deferred Compensation Plan (the “Deferred Compensation Plan”):

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Anand K. Nallathambi	79,019	—	17,759	—	730,952
Frank D. Martell	—	—	—	—	—
George S. Livermore	50,000	—	34,374	—	580,090
Barry M. Sando	6,250	—	(338)	—	451,015
Stergios Theologides	22,282	70,000(4)	(1,904)	—	159,720
James L. Balas	—	—	—	—	—
Anthony S. Piszel	—	—	—	—	—
Michael A. Rasic	—	—	—	—	—

(1)	All contributions presented are reported in the 2011 Summary Compensation Table under “Salary” or "Non-Equity Incentive Plan Compensation" for 2011.

(2)
Represents earnings or losses on participant-selected investment options. None of the amounts are reflected in the 2011 Summary Compensation Table because the return on deferred amounts is calculated in a similar manner and at a similar rate as earnings on externally managed mutual funds.

(3)
To the extent the executive officers were named executive officers in prior years, the amounts reported in the aggregate balance at last fiscal year end that represented prior salary and non-equity incentive plan compensation deferrals were previously reported as compensation to the named executive officer in the registrant's Summary Compensation Table as “Salary” or “Non-Equity Incentive Plan Compensation” in previous years. Amounts reported in the aggregate balance at last fiscal year end that represent earnings in prior years on previously deferred amounts are not reflected on prior period Summary Compensation Tables.

(4)
The Company contributed $70,000 on behalf of Mr. Theologides into the Company's Deferred Compensation Plan in 2011. The amount is reported in the 2011 Summary Compensation Table under “All Other Compensation.”

The Deferred Compensation Plan offers to a select group of management and highly compensated employees the opportunity to elect to defer portions of their base salary, commissions and cash bonuses. The Company maintains a deferral account for each participating employee on a fully vested basis for all employee deferrals. Participants can choose to have their cash benefits paid in one lump sum or in quarterly payments upon separation from service or death. Subject to the terms and conditions of the plan, participants also may elect scheduled and nonscheduled in-service withdrawals of compensation deferred prior to January 1, 2005, and the earnings and losses attributable thereto. Withdrawals of compensation deferred after December 31, 2004, and the earnings and losses attributable thereto, must be scheduled by the participant at the time the participant elects to defer such compensation.
Participants allocate their deferrals among a variety of investment crediting options offered under the plan. The investment crediting rates are based upon the rates of return available under certain separate accounts offered through variable insurance products.
For all participants who joined the Deferred Compensation Plan prior to December 31, 2001, the plan provides a pre-retirement life insurance benefit equal to the lesser of 15 times the amount deferred in the participant's first year of participation or $2 million. The life insurance benefit is reduced beginning at age 61 by 20% per year. Participants who join the plan after December 31, 2001 are not eligible for this insurance benefit. The Company pays a portion of the cost of such life insurance benefits. The plan is unfunded and unsecured.
The Deferred Compensation Plan was amended in 2010 to provide for (i) Company contributions to the plan in the form of 401(k) restoration contributions and (ii) Company discretionary retirement savings contributions to a limited number of senior officers who were not eligible to participate in the Executive Supplemental Benefit Plan. The amount of the Company 401(k) restorations contributions made to participant accounts is determined based on the amount of discretionary matching contributions that would be made under the CoreLogic, Inc. 401(k) Savings Plan if the participants' deferrals under the Deferred Compensation Plan were instead made under the CoreLogic, Inc. 401(k) Savings Plan, but without regard to the statutory limits that apply to the benefits that may be provided under the CoreLogic, Inc. 401(k) Savings Plan. The Company discretionary retirement savings contributions vest five years following contribution. For 2011, the Company made such a contribution on behalf of Mr. Theologides. In connection with his resignation in February 2011, Mr. Piszel forfeited $208,000 of Company contributions to the Deferred Compensation Plan.

Potential Payments upon Termination or Change in Control
The following tables describe payments and other benefits that would be provided to certain of the Company's named executive officers (other than Messrs. Piszel and Rasic, whose employment with the Company terminated prior to December 30, 2011) under the specified circumstances upon a change in control of the Company or their termination, assuming a termination or change in control occurred on December 30, 2011. For further discussion, see Compensation Discussion and Analysis - Change in Control Agreements above and the discussion of Messrs. Piszel's and Rasic's separation arrangements above under Compensation Discussion and Analysis - Severance Arrangements.

Anand K. Nallathambi
Potential Payments upon Termination or Change in Control

		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause/ Good Reason		Without Termination	With Termination for Good Reason/ Without Cause		Death		Disability
Compensation:
Severance	—	—	$3,600,000	(2)	—	$5,400,000	(3)	—		—
Bonus	—	—	$1,000,000	(4)	—	$1,000,000	(5)	—		—
Accelerated Vesting - Options(6)	—	—	—		—	—		—		—
Accelerated Vesting - RSU (7)	—	—	$707,439		$707,439	$707,439		$707,439		$707,439
Accelerated Vesting - PBRSU(8)	—	—	—		$1,792,150	$1,792,150		$1,792,150		$1,792,150
Deferred Compensation Plan (9)	$730,952	$730,952	$730,952		$730,952	$730,952		$730,952		$730,952
Benefits & Perquisites:
Enhanced Executive Supplemental Benefit Plan(10)	—	—	—		—	$5,521,692	(11)	$1,280,627	(12)	$2,408,933	(13)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—	$34,298	(14)	—	$35,809	(15)	—		—
Total:	$730,952	$730,952	$6,072,689		$3,230,541	$15,188,042		$4,511,168		$5,639,474
 ________________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Nallathambi in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Internal Revenue Code.

(2)
Represents an amount equal to two times the sum of (i) Mr. Nallathambi's annualized base salary in effect on the date his employment terminates (the “Severance Date”) plus (ii) the target annual Incentive Bonus amount for Mr. Nallathambi in effect on the Severance Date (the “Severance Benefit”).  The Severance Benefit will be payable in a lump sum equal to 7/24 of the Severance Benefit on the seventh month after the Severance Date with an additional 1/24 of the Severance Benefit paid each month until the month which is 24 months after the Severance Date. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents three times Mr. Nallathambi's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Nallathambi's target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Nallathambi's target annual cash bonus for fiscal year 2011. Mr. Nallathambi's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end, and is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(5)
Represents the pro rata portion of Mr. Nallathambi's target annual cash bonus for the year of termination. Mr. Nallathambi's agreement provides for the payment of the target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The calculation assumes acceleration of unvested stock options in the event of a change in control, which is generally the case under the Company's 1996 Option Plan and 2006 Plan and related award agreements. In addition, the vesting of the options accelerates on death or disability. Mr. Nallathambi held a total of 555,852 unvested stock options with an exercise price of greater than $12.93, the closing stock price on December 30, 2011. No value is attributed to these accelerated stock options in the table above because all of Mr. Nallathambi's unvested stock options had an exercise price of greater than $12.93 per share.

(7)
Represents the value after acceleration of all outstanding unvested RSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2006 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested long-term incentive RSUs granted in 2007 and all unvested annual incentive bonus RSUs vest one year after termination, provided that Mr. Nallathambi signs a general release of claims and complies with certain post-termination covenants and confidentiality provisions in the employment agreement.

.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2006 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2011 based on Mr. Nallathambi's salary deferral election.

(10)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrued to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)
Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 4.52%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Nallathambi becomes 100% vested in the benefit in the amount Mr. Nallathambi would have been entitled to receive in accordance with the provision of plan in effect on the date of the change of control.

(12)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(13)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 4.52% deferred to the earliest retirement age.

(14)
Represents the cost of COBRA coverage for 24 months after the date in which the termination occurs at the cost applicable to active employees (subject to earlier termination if Mr. Nallathambi becomes eligible for comparable coverage under another employer's plan and certain alternative payments if COBRA coverage cannot be provided under the Company's plans in effect on the date of termination).

(15)
Represents the cost of continued health and welfare benefits for 36 months after the date in which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

Frank D. Martell
Potential Payments upon Termination or Change in Control

		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/ Without Cause		Death	Disability
Compensation:
Severance	—	—	$2,475,000	(2)	—	$2,475,000	(3)	—	—
Bonus	—	—	$687,500	(4)	—	$687,500	(5)	—	—
Accelerated Vesting - Options (6)	—	—	—		$183,751	$183,751		$183,751	$183,751
Accelerated Vesting - RSU (7)	—	—	—		$250,622	$250,622		$250,622	$250,622
Accelerated Vesting - PBRSU (8)	—	—	—		$501,244	$501,244		$501,244	$501,244
Benefits & Perquisites:
Benefit Continuation	—	—	$33,885	(9)	—	$27,580	(10)	—	—
Total:	—	—	$3,196,385		$935,617	$4,125,697		$935,617	$935,617
 ________________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Martell in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Internal Revenue Code.

(2)
Represents an amount equal to two times the sum of (i) Mr. Martell's annualized base salary in effect on the date his employment terminates (the “Severance Date”) plus (ii) the target annual Incentive Bonus amount for Mr. Martell in effect on the Severance Date (the “Severance Benefit”).  The Severance Benefit will be payable in a lump sum equal to 7/24 of the Severance Benefit on the seventh month after the Severance Date with an additional 1/24 of the Severance Benefit paid each month until the month which is 24 months after the Severance Date. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents two times Mr. Martell's base salary in effect immediately prior to the date of termination by the Company and two times Mr. Martell's target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Martell's target annual cash bonus for fiscal year 2011. Mr. Martell's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(5)
Represents the pro rata portion of Mr. Martell's target annual cash bonus for the year of termination. Mr. Martell's agreement provides for the payment of the target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 2011 Plan and related agreements generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Martell held a total of 116,298 stock options with an exercise price of $11.35 per share, which is less than $12.93, the closing stock price on December 30, 2011. $183,751 is attributed to these accelerated stock options in the table above based on the difference between $11.35 and $12.93, multiplied by the number of unvested stock options.

(7)
Represents the value after acceleration of all outstanding unvested RSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested annual incentive bonus RSUs vest one year after termination, provided that Mr. Martell signs a general release of claims and complies with certain post-termination covenants and confidentiality provisions in the employment agreement.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)
Represents the cost of continued health and welfare benefits for 24 months after the date in which the termination occurs. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

(10)
Represents the cost of continued health and welfare benefits for 36 months after the date in which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

George S. Livermore
Potential Payments upon Termination or Change in Control

		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/ Without Cause		Death		Disability
Compensation:
Severance	—	—	$2,374,342	(2)	—	$3,000,000	(3)	—		—
Bonus	—	—	—		—	$500,000	(4)	—		—
Accelerated Vesting - Options (5)	—	—	—		—	—		—		—
Accelerated Vesting - RSU (6)	—	—	$720,123		$1,120,527	$1,120,527		$1,120,527		$1,120,527
Accelerated Vesting - PBRSU(7)	—	—	—		$681,605	$681,605		$681,605		$681,605
Deferred Compensation Plan (8)	$580,090	$580,090	$580,090		$580,090	$580,090		$580,090		$580,090
Benefits & Perquisites:
Enhanced Executive Supplemental Benefit Plan (9)	—	—	—		—	$5,275,010	(10)	$1,294,849	(11)	$2,435,685	(12)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—			—	$35,795	(13)	—		—
Total:	$580,090	$580,090	$3,674,555		$2,382,222	$11,193,027		$3,677,071		$4,817,907
  ________________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Livermore in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Internal Revenue Code.

(2)
Consists of severance payments which are equal to twice the sum of Mr. Livermore's base salary and the second largest annual incentive bonus of the three years prior to the termination date, half of which would be payable over the first year following termination in twelve equal monthly installments and the other half of which would be payable at the end of this one-year period. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents three times Mr. Livermore's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Livermore's target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Livermore's target annual cash bonus for the year of termination. Mr. Livermore's agreement provides for the payment of the target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(5)
The Company's 1996 Option Plan and 2006 Plan and related agreements to each plan generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Livermore held a total of 215,037 stock options with an exercise price of greater than $12.93, the closing stock price on December 30, 2011. No value is attributed to these accelerated stock options in the table above because all of Mr. Livermore's unvested stock options had an exercise price greater than $12.93 per share.

(6)
Represents the value after acceleration of all outstanding RSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2006 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested long-term incentive RSUs granted in 2007 and all unvested annual incentive bonus RSUs vest one year after termination.

(7)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2006 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(8)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2011 based on Mr. Livermore's salary deferral election.

(9)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments, which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(10)
Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 4.52%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Livermore becomes 100% vested in the benefit in the amount Mr. Livermore would have been entitled to receive in accordance with the provisions of the plans in effect on the date of the change of control.

(11)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(12)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 4.52% deferred to the earliest retirement age.

(13)
Represents the cost of continued health and welfare benefits for 36 months after the date in which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

Barry M. Sando
Potential Payments upon Termination or Change in Control

		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/ Without Cause		Death		Disability
Compensation:
Severance	—	—	$2,084,134	(2)	—	$3,000,000	(3)	—		—
Bonus	—	—	—		—	$500,000	(4)	—		—
Accelerated Vesting - Options (5)	—	—	—		—	—		—		—
Accelerated Vesting - RSU (6)	—	—	$713,814		$1,141,900	$1,141,900		$1,141,900		$1,141,900
Accelerated Vesting - PBRSU (7)	—	—	—		$681,605	$681,605		$681,605		$681,605
Deferred Compensation Plan (8)	$451,015	$451,015	$451,015		$451,015	$451,015		$451,015		$451,015
Benefits & Perquisites:
Vested Pension Restoration Plan	$77,376	$77,376	$77,376		—	$77,376		$39,162		$77,376
Enhanced Executive Supplemental Benefit Plan (9)	—	—	—		—	$6,476,401	(10)	$1,683,615	(11)	$3,166,975	(12)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—			—	$35,809	(13)	—		—
Total:	$528,391	$528,391	$3,326,339		$2,274,520	$12,364,106		$3,997,297		$5,518,871

 ________________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Sando in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Internal Revenue Code.

(2)
Consists of severance payments which are equal to twice the sum of Mr. Sando's base salary and the second largest annual incentive bonus of the three years prior to the termination date, half of which would be payable over the first year following termination in twelve equal monthly installments and the other half of which would be payable at the end of this one-year period. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents three times Mr. Sando's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Sando's target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Sando's target annual cash bonus for the year of termination. Mr. Sando's agreement provides for the payment of the target annual cash bonus established for fiscal year 2011 which was determined to be $500,000. Receipt of the benefit is contingent upon execution of a general release of claims.

(5)
The Company's 1996 Option Plan and 2006 Plan and related agreements to each plan generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Sando held a total of 420,721stock options with an exercise price of greater than $12.93, the closing stock price on December 30, 2011. No value is attributed to these accelerated stock options in the table above because all of Mr. Sando's unvested stock options had an exercise price greater than $12.93 per share.

(6)
Represents the value after acceleration of all outstanding RSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2006 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested long-term incentive RSUs granted in 2007 and all unvested annual incentive bonus RSUs vest one year after termination.

(7)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 30, 2011 of $12.93.The Company's 2006 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(8)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2011 based on Mr. Sando's salary deferral election.

(9)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(10)
Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 4.52%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Sando becomes 100% vested in the benefit in the amount Mr. Sando would have been entitled to receive in accordance with the provisions of the plans in effect on the date of the change of control.

(11)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(12)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 4.52% deferred to the earliest retirement age.

(13)
Represents the cost of continued health and welfare benefits for 36 months after the date in which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

Stergios Theologides
Potential Payments upon Termination or Change in Control

		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/ Without Cause		Death	Disability
Compensation:
Severance	—	—	$350,000	(2)	—	$1,260,000	(3)	—	—
Bonus	—	—	—		—	$280,000	(4)	—	—
Accelerated Vesting - Options (5)	—	—	—		—	—		—	—
Accelerated Vesting - RSU (6)	—	—	$75,860		$130,942	$130,942		$130,942	$130,942
Accelerated Vesting - PBRSU (7)	—	—			$236,063	$236,063		$236,063	$236,063
Deferred Compensation Plan (8)	$30,454	$30,454	$30,454		$30,454	$159,720		$159,720	$159,720
Benefits & Perquisites:
Benefit Continuation	—	—	—		—	$33,938	(9)	—	—
Total:	$30,454	$30,454	$456,314		$397,459	$2,100,663		$526,725	$526,725
 ________________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Theologides in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Internal Revenue Code.

(2)
Consists of a lump sum payment of one times annual salary. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents two times Mr. Theologides' base salary in effect immediately prior to the date of termination by the Company and two times Mr. Theologides' target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Theologides' target annual cash bonus for the year of termination. Mr. Theologides' agreement provides for the payment of the target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(5)
The Company's 2006 Plan and related agreements generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Theologides held a total of 54,772 stock options with an exercise price of greater than $12.93, the closing stock price on December 30, 2011. No value is attributed to these accelerated stock options in the table above because all of Mr. Theologides' unvested stock options had an exercise price greater than $12.93 per share.

(6)
Represents the value after acceleration of all outstanding RSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2006 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, and all unvested annual incentive bonus RSUs vest one year after termination.

(7)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2006 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(8)	Represents contributions by Mr. Theologides and by the Company on behalf of Mr. Theologides into the Deferred Compensation Plan.

(9)
Represents the cost of continued health and welfare benefits for 24 months after the date in which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

James L. Balas
Potential Payments upon Termination or Change in Control

		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/ Without Cause		Death	Disability
Compensation:
Severance	—	—	$332,292	(2)	—	$577,500	(3)	—	—
Bonus	—	—	$110,000	(4)	—	$110,000	(5)	—	—
Accelerated Vesting - Options (6)	—	—	—		$17,977	$17,977		$17,977	$17,977
Accelerated Vesting - RSU (7)	—	—	—		$24,994	$24,994		$24,994	$24,994
Accelerated Vesting - PBRSU (8)	—	—	—		$49,987	$49,987		$49,987	$49,987
Deferred Compensation Plan	—	—	—		—	—		—	—
Benefits & Perquisites:
Benefit Continuation	—	—	—		—	$20,672	(9)	—	—
Total:	—	—	$442,292		$92,958	$801,130		$92,958	$92,958
 ________________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Balas in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Internal Revenue Code.

(2)
Consists of a payment of annual base salary under the employment agreement equal to the remaining term under the employment agreement (which expires on March 14, 2013), but no less than 12 months base salary, payable in equal monthly installments. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents one and one-half times Mr. Balas' base salary in effect immediately prior to the date of termination by the Company and one and one-half times Mr. Balas' target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Balas' target annual cash bonus for fiscal year 2011. Mr. Balas' agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(5)
Represents the pro rata portion of Mr. Balas' target annual cash bonus for the year of termination. Mr. Balas' agreement provides for the payment of the target annual cash bonus established for fiscal year 2011. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 2011 Incentive Plan and related agreements generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Balas held a total of 11,598 stock options with an exercise price of $11.38 per share, which is less than $12.93, the closing stock price on December 30, 2011. $17,977 is attributed to these accelerated stock options in the table above based on the difference between $11.35 and $12.93, multiplied by the number of unvested stock options.

(7)
Represents the value after acceleration of all outstanding unvested RSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2011 Incentive Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested annual incentive bonus RSUs vest one year after termination.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 30, 2011 of $12.93. The Company's 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)
Represents the cost of continued health and welfare benefits for 18 months after the date in which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

2011 Director Compensation Table
The following table sets forth certain information concerning the compensation of the Company's directors other than Mr. Nallathambi for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(3)(4) ($)	All Other Compensation ($)	Total ($)
Matthew B. Botein(1)	32,500	—	—	32,500
J. David Chatham	135,000	109,985	—	244,985
Paul F. Folino(2)	66,932	93,123	—	160,055
Christopher V. Greetham(1)	35,000	—	—	35,000
Parker S. Kennedy(1)	—	—	—	—
Thomas C. O'Brien	109,000	109,985	—	218,985
D. Van Skilling	171,239	109,985	—	281,224
David F. Walker	129,500	109,985	—	239,485
Mary Lee Widener	86,652	109,985	—	196,637
				196,637
___________

(1)
Parker S. Kennedy, Matthew B. Botein and Christopher Greetham retired from the Board effective May 19, 2011. Following their retirement, the vesting of outstanding and unvested RSU awards held by Messrs. Botein and Greetham was accelerated. With respect to Mr. Kennedy, he was not a named executive officer during 2011although he did serve as an executive officer, Executive Chairman, from January 1 through May 19, 2011. Mr. Kennedy was compensated as an executive officer of the Company and did not received additional compensation for his services as a director during 2011.

(1)	Paul F. Folino was appointed to the Board on July 20, 2011.

(2)
The amounts shown reflect the aggregate grant date fair value of stock awards granted in 2011, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation granted in 2011. We value the RSUs as of the grant date by multiplying the closing price of our common stock on the date by that number of RSUs awarded. The stock awards were granted to each director on May 19, 2011, other than Mr. Folino's award, which was granted on September 20, 2011.

(3)	The aggregate numbers of RSUs and stock options held by each director other than Mr. Nallathambi as of December 31, 2011 were as follows.

Name	Restricted Stock Unit Awards (#)	Option Awards (#)
J. David Chatham	9,548	8,752
Paul F. Folino	8,014	—
Thomas C. O'Brien	9,548	—
D. Van Skilling	9,548	8,752
David F. Walker	7,267	—
Mary Lee Widener	9,548	—

Director Compensation
For 2011 the compensation of non-employee directors consisted of (1) an annual cash retainer of $60,000 and (2) an annual RSU award granted to each director with a value of $110,000. Each non-employee director received a fee of $2,000 for each meeting attended in excess of eight meetings for the Board, the Audit Committee and the Compensation Committee and in excess of four meetings for the Nominating and Corporate Governance Committee and the Acquisition Committee. In addition, during 2011 the Board established an Independent Committee to oversee the review of strategic options for the Company. Members of the Independent Committee received $2,000 for each meeting attended. The annual compensation for the chair of the Audit Committee was $25,000, the annual compensation for the chair of the Compensation Committee was $20,000, and the annual compensation for the chair of the Nominating and Corporate Governance Committee was $10,000. Each member of the Audit Committee and the Compensation Committee, including the committee chair, received an annual retainer of $10,000. Each member of the Nominating and Corporate Governance Committee, including the chair, and each member of the Acquisition Committee received an annual retainer of $5,000. No annual retainer was provided to members or the chair of the Independent Committee. Until December 2011, our chairman, first as lead independent director and, beginning in May 2011, as chairman received an annual retainer of $15,000. In December 2011, the Board increased the annual retainer for the chairman to $110,000, but pro-rated the 2011 payment for the portion of the year remaining at the time of the increase.

Compensation Risk Assessment
Separately, the Compensation Committee oversees the Company's compensation policies and practices and has assessed whether the Company's compensation policies encourage unnecessary or excessive risk taking. The Compensation Committee has concluded that these policies and practices are not reasonably likely to have a material adverse effect on the Company. In arriving at that conclusion the Compensation Committee considered, among other factors, the metrics used to determine variable compensation; the portion of variable compensation paid in equity, which are either time vested or tied to the achievement of long-term Company objectives, the amount of compensation paid as sales commissions and the number of people to whom such compensation is paid; and controls, such as pricing limits, a recoupment policy and financial reconciliation processes for sales crediting, quality checks that the Company employs and the approval process for certain compensation-related activities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners
The following table sets forth information regarding the ownership of our common stock as of April 23, 2012 by the persons or groups of stockholders who are known to us to be the beneficial owners of 5% or more of our shares of common stock. The information regarding beneficial owners of 5% or more of our shares of common stock is based solely on public filings made by such owners with the SEC.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
First American Financial Corporation(1)	8,933,265	8.4%
Highfields Capital Management LP(2)	8,149,719	7.6%
T. Rowe Price Associates, Inc. (3)	5,341,715	5.0%

_____________

(1)
According to a Schedule 13D/A No. 2 filed on December 6, 2011, First American Financial Corporation (“FAFC”) and First American Title Insurance Company (“FATICO”), a wholly owned subsidiary of FAFC, held an aggregate of 8,933,265 shares of our common stock as of December 6, 2011. Of the 8,933,265 shares, FAFC has sole voting and dispositive power over 5,993,426 shares of our common stock and shares voting and dispositive power with FATICO over 2,939,839 shares of our common stock. The address of the principal business office of each of the reporting entities is 1 First American Way, Santa Ana, California 92707.

(2)
According to a Schedule 13D/A No. 6 filed on March 5, 2012, as of such date, each of Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC and Jonathon S. Jacobson, through the respective capacities in which they directly or indirectly control Highfields Capital I LP, Highfields Capital II LP and Highfields Capital III L.P. (collectively, the “Funds”), has sole voting and dispositive power over all 8,149,719 shares of our common stock owned beneficially by the Funds. Highfields Capital I LP beneficially owns 773,762 shares of our common stock, Highfields Capital II LP beneficially owns 1,732,029 shares of our common stock and Highfields Capital III L.P. beneficially owns 5,643,928 shares of our common stock. The address of the principal business office of each of the reporting entities and individuals is John Hancock Tower, 200 Clarendon Street, 59th Floor, Boston, Massachusetts 02116.

(3)
According to a Schedule 13G filed February 10, 2012, as of December 31, 2011, these securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of the principal business office of the reporting entity is 100 East Pratt Street, Baltimore, Maryland 21202.

Security Ownership of Management

The following table sets forth the total number of shares of our common stock beneficially owned and the percentage of the outstanding shares so owned as of April 23, 2012 by:

•	each director;

•	each executive officer named in the Summary Compensation Table under "Item 11. Executive Compensation - 2011 Summary Compensation Table" above; and

•	all directors and current executive officers as a group.
Unless otherwise indicated in the notes following the table, the persons listed in the table below are the beneficial owners of the listed shares with sole voting and investment power (or, where applicable, shared power with such individual's spouse and subject to community property laws) over the shares listed. Shares subject to rights exercisable within 60 days after April 23, 2012 are treated as outstanding when determining the amount and percentage beneficially owned by a person or entity.

Name	Number of shares of Common Stock(1)	Percent if greater than 1%
Directors
J. David Chatham(2)	51,010	—
Paul F. Folino	—	—
Anand S. Nallathambi	669,888	—
Thomas C. O'Brien	17,108	—
D. Van Skilling(3)	76,433	—
David F. Walker	15,327	—
Mary Lee Widener	15,929	—
Current executive officers who are not directors
Frank D. Martell	20,000	—
George S. Livermore	155,447	—
Barry M. Sando	364,558	—
James L. Balas	4,397	—
Stergios Theologides	23,309	—
All directors and current executive officers as a group (12 persons)	1,413,406	1.3

The shares set forth in the table above include shares that the following directors and named executive officers, as well as directors and current executive officers as a group, have the right to acquire within 60 days of April 23, 2012 in the amounts set forth below:

J. David Chatham	14,749
Anand K. Nallathambi	585,901
Thomas C. O'Brien	5,997
D. Van Skilling	14,749
David F. Walker	6,632
Mary Lee Widener	5,997
George S. Livermore	109,606
Barry M. Sando	315,291
James L. Balas	3,866
Stergios Theologides	18,257
Directors and current executive officers as a group	1,081,045

(1)
In connection with the Separation on June 1, 2010, all outstanding stock options and unvested RSUs granted to the Company's employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the outstanding stock options and unvested RSUs.

(2)	29,175 shares owned by Mr. Chatham are pledged as security in a margin account controlled by Mr. Chatham.

(3)
Includes 2,365 shares held by a nonprofit corporation for which Mr. Skilling serves as a director and officer. In his capacity as an officer, Mr. Skilling has the power, acting alone, to direct the voting and disposition of those shares. Also includes 2,698 shares held in three trusts for which Mr. Skilling serves as the trustee. In his capacity as trustee, Mr. Skilling has the power to direct the voting and disposition of those shares.

Securities Authorized for Issuance under Equity Compensation Plans
The Company currently maintains one equity compensation plan: the 2011 Incentive Compensation Plan (“2011 Plan”). The 2006 Incentive Compensation Plan (the “2006 Plan”) was terminated and replaced by the 2011 Plan. The Company currently has outstanding options under the FAC 1996 Option Plan (“1996 Option Plan”), the FAC 1997 Directors' Stock Plan (“1997 Directors' Stock Plan”), the 2006 Plan and the 2011 Plan. Each of the 2011 Plan, the 2006 Plan, the 1996 Option Plan and the 1997 Directors' Stock Plan was approved by the Company's stockholders.
The following table sets forth, for each of the Company's equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1)(4) (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(1) (c)
Equity compensation plans approved by stockholders	4,478,055	(2)(3)	$20.58	(3)	17,508,229	(4)
Equity compensation plans not approved by stockholders	525,159	(5)	$22.38		N/A
Total	5,003,214		$20.78		17,508,229

____________

(1)
In connection with the Separation on June 1, 2010, all outstanding stock options and unvested RSUs granted to the Company's employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the outstanding stock options and unvested RSUs.

(2)
Of these shares, 138,687 were subject to options then outstanding under the 2011 Plan, 204,444 (which count as 674,665 under the 2011 Plan (3.3 shares for each award issued) were subject to stock unit awards then outstanding under the 2011 Plan, 1,401,623 were subject to options then outstanding under the 2006 Plan, 1,730,120 were subject to stock unit awards then outstanding under the 2006 Plan, 985,677 were subject to options then outstanding under the 1996 Option Plan, and 17,504 were subject to options then outstanding under 1997 Directors' Stock Plan. Of the 1,934,564 shares subject to stock units awards under the plans as described above, 741,280 shares are subject to performance-based awards assuming that the maximum level of performance with respect to such awards is achieved. Note that the actual number of shares to be issued with respect to these performance-based awards will vary depending on the applicable level of performance achieved, with such number ranging from zero to the maximum level indicated above. This amount does not include 1,531,741 were subject to options then outstanding under the First Advantage 2003 Incentive Compensation Plan (the “FADV 2003 Plan”), and 474,362 shares that were subject to stock unit awards issued by Dorado Network Systems Corporation ("Dorado") and assumed by the Company in connection with the acquisition of Dorado in 2011. The Company's authority to grant new awards under (i) 2006 Plan terminated on May 19, 2011; (ii) the 1996 Option Plan terminated on May 18, 2006; and (iii) the 1997 Directors' Stock Plan terminated on May 18, 2006.

(3)
This weighted-average exercise price does not reflect the 1,934,564 shares that will be issued upon the payment of outstanding restricted stock units and is calculated solely with respect to outstanding unexercised stock options.

(4)
As of December 31, 2011, all of the 17,508,229 shares that remained available for future issuance were available under the 2011 Plan. Shares available under the 2011 Plan may be used for any type of award authorized in that plan (subject to certain limitations of the plan) including stock options, stock appreciation rights, stock units, restricted stock, performance-based awards, stock bonuses and other awards payable in shares of Company common stock.

(5)
Consists of an inducement award of stock options issued outside of the Company's existing plans. These stock options were granted to Frank McMahon, the former chief executive officer of the information solutions group, pursuant to the terms of his employment agreement and are fully vested. The stock options have a remaining maximum contractual term of four years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

The Board has adopted a written policy regarding transactions with related persons that requires the approval or ratification by the Board or the Nominating and Corporate Governance Committee of the Board of any transaction exceeding $120,000 in any consecutive 12-month period in which the Company is a participant and any related person has a direct or indirect material interest. A related person includes a director, nominees for election as a director, executive officer, persons controlling over 5% of the Company's common stock and the immediate family members of each of these individuals.
Once a transaction has been determined to require approval, the transaction will be reviewed and approved by either the Board or the Nominating and Corporate Governance Committee. The Board or the Nominating and Corporate Governance Committee will review and consider the terms, business purpose and benefits of the transaction to the Company and related person.
If a related party transaction is not pre-approved, then it must be brought to the Board or the Nominating and Corporate Governance Committee for ratification as promptly as possible. No member of the Board or the Nominating and Corporate Governance Committee may participate in the review or approval of a related party transaction in which he or she has a direct or indirect interest, unless the Chairman of the Board or the chairperson of the Nominating and Corporate Governance Committee requests such individual to participate.
The following types of transactions do not require pre-approval:

•	compensatory arrangements for service as an officer or director of the Company, provided such compensation is approved by the Compensation Committee;

•	transactions between the Company and its affiliates (other than directors and officers);

•
transactions involving a related person with only an indirect interest resulting solely from ownership of less than 10% of, or being a director of, the entity entering into a transaction with the Company;

•	ordinary course transactions involving annual payments of $100,000 or less; or

•
transactions involving indebtedness between the Company and a beneficial owner of more than 5% of the Company's common stock or an immediate family member of such beneficial owner, provided that the beneficial owner or family member is not an executive officer, director or director nominee of the Company or an immediate family member thereof.

The Company has entered into the transactions discussed below, which have been approved or ratified in accordance with our related party transactions policy.
In 2010, in connection with the Separation, we issued shares of our common stock to FAFC and FATICO that resulted in FAFC directly or indirectly owning 12,933,265 shares of our common stock immediately following the Separation. On April 11, 2011, we repurchased 4 million of these shares of common stock for an aggregate purchase price of $75,800,000. As a result, as of December 6, 2011 (the date of the last 13D/A filed by FAFC), FAFC now beneficially owns approximately 8.4% of our common stock and therefore remains a related party. There are no contractual restrictions related to FAFC's ability to dispose of the remaining 8,933,265 shares of our common stock that FAFC holds. However, we retain a right of first offer on future sales of our shares by FAFC. In connection with the Separation, FAFC has agreed to dispose of the shares by June 1, 2015 or bear any adverse tax consequences arising out of holding the shares for longer than that period.
The Company and FAFC entered into various agreements in order to complete the Separation. Specifically, the Company entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) with FAFC that governs the rights and obligations of the Company and FAFC in connection the distribution of all outstanding shares of FAFC to the holders of FAC's common stock. The Separation and Distribution Agreement also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for allocation between the Company and FAFC of FAC's assets and liabilities. In the Separation and Distribution Agreement, the Company and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits including a consolidated securities lawsuit. Responsibility to manage each case has been assigned to either FAFC or the Company, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. The amount of any potential liability under this agreement cannot be determined.
In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement. Pursuant to the terms of the Tax Sharing Agreement, FAFC is contingently liable for certain tax liabilities incurred in connection with the Separation. The Company recorded a receivable from FAFC of $34.4 million for these contingent tax obligations as of December 31, 2011.
The Company also issued a promissory note to FAFC, in the principal amount of $19,900,000, relating to certain pension liabilities arising out of the Company's former non-qualified pension plan that was assumed by FAFC in connection with the Separation. The promissory note was repaid in full in September 2011.
The Company currently leases its corporate headquarters at 4 First American Way, Santa Ana, California 92707 from FAFC pursuant to lease agreements that expire in December 2012. Rental expense associated with these properties totaled $4.4 million in 2011.
In June 2010, the Company and FAFC entered into several license agreements and statements of work. The Company and FAFC also entered into a cross-sell agreement whereby First American Title Insurance Company, a division of FAFC, will market certain of the Company's services. In addition, during 2011, we entered into various commercial transactions with affiliates of FAFC. The revenue associated with the license agreements, cross-sell agreements and the various commercial transactions totaled $15.0 million. The expenses related to these transactions, which primarily related to purchase of sales of data and other settlement services, totaled $4.2 million in 2011. We cannot estimate the future amounts payable under these agreements since the amounts payable are dependent on services requested.
Highfields beneficially owns greater than 5% of our common stock and is therefore a related party. During 2011, Highfields purchased approximately $300,000 of data, analytics and other Company products pursuant to a contract entered into on an arm's-length basis.
T. Rowe Price beneficially owns greater than 5% of our common stock and is therefore a related party. During 2011, T. Rowe Price purchased approximately $207,500 of data, analytics and other Company products pursuant to a contract entered into on an arm's-length basis.
Independence of Directors

Pursuant to corporate governance rules of the NYSE, a majority of the Board must be independent. A director will not qualify as independent unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). To assist in its determination of director independence, the Board has adopted categorical director independence standards, which are contained in the Company's Corporate Governance Guidelines. The Corporate Governance Guidelines are available to stockholders on the Investors section of our Web site under corporate governance at www.corelogic.com.
In accordance with the NYSE rules, the Board has affirmatively determined that each of Messrs. Chatham, Folino, O'Brien, Skilling and Walker, and Ms. Widener is “independent” as that term is defined in the corporate governance rules of the NYSE for listed companies. The Board also affirmatively determined that during their time of service with the Board, Messrs. Botein and Greetham were independent under the same standard. Mr. Nallathambi is considered an inside director because he is employed by the Company as a senior executive. During his term of service on the Board, Mr. Kennedy was also considered an inside director for the same reason.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services
The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP, the Company's principal independent registered public accounting firm, in the four categories of service set forth in the table below are as follows:

Aggregate fees billed in year(1)	2011	2010
Audit Fees(2)	$4,390,703	$7,709,143
Audit-Related Fees(3)	234,500	217,280
Tax Fees(2)(4)	933,163	508,235
All Other Fees(5)	26,625	230,169

________________

(1)	Totals include fees billed to FADV of $0 in 2011 and $225,714 in 2010. Fees from January 1, 2010 through May 31, 2010 reflect consolidated fees for FAC.

(2)	Totals include fees billed in 2010 for the Separation of FAFC of $963,304 ($954,554 for audit fees and $8,750 for tax fees).

(3)	These fees were incurred primarily for procedures performed for SAS 70 reports and employee benefit plan audits.

(4)	These fees were incurred for tax advice, compliance and planning, including tax basis studies and tax advice and planning in connection with the acquisition and disposition of certain businesses.

(5)	These fees were incurred primarily for services related to software licensing and regulatory capital requirement advice.
Policy on Audit Committee Pre-approval of Audit and Nonaudit Services of Independent Auditor
The Audit Committee's policy is to pre-approve all engagements of the Company's independent principal registered public accounting firm for audit and nonaudit services. The Audit Committee's pre-approval policy identifies specific services and assigns pre-approved spending thresholds for each group of nonaudit services. This policy works in conjunction with the Company's independent registered public accounting firm's annual audit services fee schedule, which is also approved by the Audit Committee. Any services not covered by this policy or the audit services fee schedule are submitted to the Audit Committee's chairman, as the Audit Committee's designee, for review and approval.
All services provided by PricewaterhouseCoopers LLP during the fiscal year ended December 31, 2011 and December 31, 2010 were approved by the Audit Committee or its designee.

PART IV

Item 15. Exhibits and Financial Statement Schedules
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

Consolidated Statement of Comprehensive (Loss) Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

2. Financial Statement Schedule.

3. Exhibits – See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CORELOGIC, INC.

By:		/s/ Anand K. Nallathambi
Anand K. Nallathambi
President and Chief Executive Officer
	Date:	April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand K. Nallathambi	President and Chief Executive Officer	April 30, 2012
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Financial Officer	April 30, 2012
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President and Corporate Controller	April 30, 2012
James L. Balas	(Principal Accounting Officer)

*	Chairman of the Board, Director	April 30, 2012
D. Van Skilling

*	Director	April 30, 2012
J. David Chatham

*	Director	April 30, 2012
Paul F. Folino

*	Director	April 30, 2012
Thomas C. O'Brien

*	Director	April 30, 2012
David F. Walker

*	Director	April 30, 2012
Mary Lee Widener

*By:     /s/ Frank D. Martell                                  April 30, 2012
Frank D. Martell, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated May 28, 2010, by and between The First American Corporation and CoreLogic, Inc. (Incorporated by reference herein from Exhibit 2.1 to the Company's Form 8-K as filed with the SEC on June 1, 2010).

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

3.2
Amended and Restated Bylaws of CoreLogic, Inc., effective February 27, 2012 (Incorporated by reference herein from Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on February 28, 2012).

4.1
Specimen Certificate for shares of Common Stock of CoreLogic, Inc. (Incorporated by reference herein from Exhibit 3.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

4.2
Junior Subordinated Indenture, dated as of April 22, 1997 (Incorporated by reference herein from Exhibit (4.2) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 as filed with the SEC on August 14, 1997).

4.3
Supplemental Indenture to Junior Subordinated Indenture, dated as of April 30, 2010 (Incorporated by reference herein from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.4
Second Supplemental Indenture to Junior Subordinated Indenture, dated as of June 1, 2010 (Incorporated by reference herein from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.5	Form of New 8.50% Junior Subordinated Deferrable Interest Debenture (Incorporated by reference herein from Exhibit 4.2 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).
4.6	Certificate of Trust of First American Capital Trust I (Incorporated by reference herein from Exhibit 4.3 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).
4.7
Amended and Restated Declaration of Trust of First American Capital Trust I, dated as of April 22, 1997 (Incorporated by reference herein from Exhibit (4.3) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 as filed with the SEC on August 14, 1997).

4.8
Form of New 8.50% Capital Security (Liquidation Amount $1,000 per Capital Security) (Incorporated by reference herein from Exhibit 4.6 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).

4.9	Form of New Guarantee Agreement (Incorporated by reference herein from Exhibit 4.7 of Registration Statement No. 333-35945 on Form S-4, dated September 18, 1997).
4.10
Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee (Incorporated by reference herein from Exhibit (4) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 as filed with the SEC on August 14, 1998).

4.11	Form of First Supplemental Indenture (Incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004).
4.12
Second Supplemental Indenture to Senior Indenture, dated as of April 30, 2010 (Incorporated by reference herein from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.13
Third Supplemental Indenture to Senior Indenture, dated as of May 10, 2010 (Incorporated by reference herein from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.14
Fourth Supplemental Indenture to Senior Indenture, dated as of June 1, 2010 (Incorporated by reference herein from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

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

10.1
Separation and Distribution Agreement by and between The First American Corporation and First American Financial Corporation, dated as of June 1, 2010 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.2
Tax Sharing Agreement by and between The First American Corporation and First American Financial Corporation, dated as of June 1, 2010 (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.3
Promissory Note issued by The First American Corporation to First American Financial Corporation, dated June 1, 2010 (Incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.4
Restrictive Covenants Agreement among First American Financial Corporation and The First American Corporation, dated June 1, 2010 (Incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

10.5
Employment Agreement by and between First Advantage Corporation and Anand Nallathambi, dated August 10, 2009 (Incorporated by reference herein from Exhibit 99(e)(8) of Solicitation/Recommendation Statement on Schedule 14D-9 of First Advantage Corporation, dated October 9, 2009).*

10.6
Assignment and Assumption Agreement by and between CoreLogic, Inc. and First Advantage Corporation, dated as of June 9, 2010 (Incorporated by reference herein from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.7
Letter Agreement by and between CoreLogic, Inc. and Mr. Nallathambi, dated June 9, 2010 (Incorporated by reference herein from Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.8
Arrangement regarding Mr. Nallathambi's Relocation Assistance Package (Incorporated by reference herein to description included in the Company's Current Report on Form 8-K filed with the SEC on June 14, 2010).*

10.9
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (Incorporated by reference herein from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.10
Letter Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated May 31, 2010 (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).*

10.11
Amendment to Letter Agreement among First American Financial Corporation, The First American Corporation and Parker S. Kennedy, dated October 29, 2010 (Incorporated by reference herein from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.12
Separation Agreement and General Release between the CoreLogic, Inc. and Anthony Piszel, dated as of February 4, 2011 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011). *

10.13
Employment Agreement between CoreLogic, Inc. and George S. Livermore dated May 3, 2011 (Incorporated by reference herein to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.14
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.15
Separation Agreement and General Release between The First American Corporation and Frank V. McMahon, dated as of January 13, 2010 (Incorporated by reference herein from Exhibit (10)(gggg) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.16
Consulting Agreement between The First American Corporation and Frank V. McMahon, dated as of January 13, 2010 (Incorporated by reference herein from Exhibit (10)(hhhh) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.17
Form of Employment Agreement (Incorporated by reference herein from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.18
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.19	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 14, 2010).*
10.20
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.21
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.22
Amendment No. 1 to the Company's Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.23
Amendment No. 2 to the Company's Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.24
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.25
Amendment No. 1 to the Company's Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.26
Amendment No. 2 to the Company's Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.27
Deferred Compensation Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.28
Amendment No. 1 to the Company's Deferred Compensation Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.29
Amendment No. 2 to the Company's Deferred Compensation Plan, effective as of January 1, 2011 (Incorporated by reference herein from Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011).*

10.30	Amendment No. 3 to the Company's Deferred Compensation Plan, effective as of May 1, 2011.*ü
10.31	Amendment No. 4 to the Company's Deferred Compensation Plan, effective as of September 29, 2011.*ü
10.32	1997 Directors' Stock Plan (Incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8, dated December 11, 1997).*
10.33
Amendment No. 1 to 1997 Directors' Stock Plan, dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.34
Amendment No. 2 to 1997 Directors' Stock Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.35
Amendment No. 3 to 1997 Directors' Stock Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.36	1996 Stock Option Plan (Incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8, dated December 30, 1996).*
10.37
Amendment No. 1 to 1996 Stock Option Plan , dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.38
Amendment No. 2 to 1996 Stock Option Plan, dated June 22, 1998 (Incorporated by reference herein from Exhibit (10)(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.39
Amendment No. 3 to 1996 Stock Option Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.40
Amendment No. 4 to 1996 Stock Option Plan, dated April 22, 1999 (Incorporated by reference herein from Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 as filed with the SEC on August 16, 1999).*

10.41
Amendment No. 5 to 1996 Stock Option Plan, dated February 29, 2000 (Incorporated by reference herein from Exhibit (10)(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.42
Amendment No. 6 to 1996 Stock Option Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.43
Amendment No. 7 to 1996 Stock Option Plan, dated June 4, 2002 (Incorporated by reference herein from Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August14, 2002).*

10.44
The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan) (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.45	CoreLogic, Inc.'s 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit A to the Company's Proxy Statement on Schedule 14A as filed with the SEC on April 18, 2011).*
10.46
CoreLogic, Inc.'s Amended 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.47
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007 (Incorporated by reference herein from Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on March 5, 2007).*

10.48	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on March 26, 2007).*
10.49	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on April 10, 2007).*
10.50
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 26, 2008 (Incorporated by reference herein from Exhibit (10)(tt) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on February 29, 2008).*

10.51
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 10, 2009 (Incorporated by reference herein from Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.52
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved October 5, 2009 (Incorporated by reference herein from Exhibit (10)(e) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009 as filed with the SEC on November 2, 2009).*

10.53
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(zz) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.54
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.55
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein from Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on March 6, 2007).*

10.56
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award (Incorporated by reference herein from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 8, 2008).*

10.57
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009 (Incorporated by reference herein from Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009).*

10.58
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein from Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.59
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.60
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.61
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.62
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.63
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011). *

10.64
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.65
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.66
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.67
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.68
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(mmm) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.69
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 1, 2011 (Incorporated by reference herein from Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.70	Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 18, 2012.*ü
10.71	Form of Performance Unit Award Agreement, approved January 18, 2012.*ü
10.72
Dorado Network Systems Corporation 2011 Restricted Stock Unit Plan (Incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed with the SEC on May 20, 2011).*

10.73
Purchase Agreement between CoreLogic, Inc. and STG-Fairway Holdings, LLC, dated as of December 22, 2010 (Incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2010).

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

10.78
Reseller Services Agreement, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(g) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.79
Amendment to Reseller Services Agreement for Resales to Consumers, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(h) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

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

10.85	Employment Agreement, dated March 14, 2011, between CoreLogic, Inc. and James L. Balas. †*
10.86	Employment Agreement, dated May 4, 2011, between CoreLogic, Inc. and Stergios Theologides. †*
14.1	Code of Ethics (Incorporated by reference herein from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).
21.1	Subsidiaries of the registrant.ü
23.1	Consent of Independent Registered Public Accounting Firm.†
23.2	Consent of Independent Registered Public Accounting Firm for the financial statements of RELS LLC, included as exhibit 99.1 to this Form 10-K.ü
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.†
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.†
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.†
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.†
99.1	Audited Financial Statements of RELS LLC.ü
101	Extensible Business Reporting Language (XBRL)^
__________________

†	Filed with this Amended Report.
ü	Filed or furnished with the Original Report.
*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.
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