Form 10-Q
period 2012-03-31
CORELOGIC, INC.
filed 2012-04-30
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On April 23, 2012, there were 106,810,407 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$256,359	$259,266
Marketable securities	20,964	20,884
Accounts receivable (less allowance for doubtful accounts of $22,452 and $17,365 in 2012 and 2011, respectively)	220,844	213,339
Prepaid expenses and other current assets	49,475	51,659
Income tax receivable	22,117	15,110
Deferred income tax assets, current	39,584	39,584
Due from First American Financial Corporation ("FAFC"), net	578	621
Assets of discontinued operations	42,349	55,516
Total current assets	652,270	655,979
Property and equipment, net	212,494	214,237
Goodwill, net	1,475,107	1,472,206
Other intangible assets, net	158,441	164,365
Capitalized data and database costs, net	305,468	304,006
Investment in affiliates	110,088	113,809
Deferred income tax assets, long-term	36,553	38,305
Restricted cash	22,072	22,044
Other assets	130,379	125,120
Total assets	$3,102,872	$3,110,071
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$133,563	$122,859
Accrued salaries and benefits	65,028	86,444
Deferred revenue, current	220,830	201,689
Current portion of long-term debt	36,377	62,268
Liabilities of discontinued operations	24,137	27,399
Total current liabilities	479,935	500,659
Long-term debt, net of current	820,356	846,027
Deferred revenue, net of current	311,863	338,799
Deferred income tax liabilities, long term	17,405	18,383
Other liabilities	197,522	161,382
Total liabilities	1,827,081	1,865,250

Equity:
CoreLogic, Inc.'s (CoreLogic) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 106,802 and 106,544 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	1,066,958	1,053,447
Retained earnings	222,817	209,389
Accumulated other comprehensive loss	(16,181)	(20,316)
Total CoreLogic's stockholders' equity	1,273,595	1,242,521
Noncontrolling interests	2,196	2,300
Total equity	1,275,791	1,244,821
Total liabilities and equity	$3,102,872	$3,110,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2011
Operating revenues	$358,101	$316,282
External cost of revenues	80,381	63,941
Salaries and benefits	137,742	140,996
Other operating expenses	65,260	61,732
Depreciation and amortization	29,491	23,037
Total operating expenses	312,874	289,706
Income from continuing operations	45,227	26,576
Interest expense:
Interest income	700	1,967
Interest expense	14,842	9,517
Total interest expense, net	(14,142)	(7,550)
Gain on investments and other, net	1,641	30,861
Income from continuing operations before equity in earnings of affiliates and income taxes	32,726	49,887
Provision for income taxes	13,238	33,799
Income from continuing operations before equity in earnings of affiliates	19,488	16,088
Equity in earnings of affiliates, net of tax	9,470	6,334
Net income from continuing operations	28,958	22,422
(Loss)/income from discontinued operations, net of tax	(8,967)	1,651
Loss from sale of discontinued operations, net of tax	(3,454)	—
Net income	16,537	24,073
Less: Net (loss)/income attributable to noncontrolling interests	(94)	817
Net income attributable to CoreLogic	$16,631	$23,256
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$29,052	$21,605
(Loss)/income from discontinued operations, net of tax	(8,967)	1,651
Loss from sale of discontinued operations, net of tax	$(3,454)	$—
Net income attributable to CoreLogic	$16,631	$23,256
Basic income/(loss) per share:
Net income from continuing operations	$0.27	$0.19
(Loss)/income from discontinued operations, net of tax	(0.08)	0.01
Loss from sale of discontinued operations, net of tax	$(0.03)	$—
Net income attributable to CoreLogic	$0.16	$0.20
Diluted income/(loss) per share:
Net income from continuing operations	$0.27	$0.19
(Loss)/income from discontinued operations, net of tax	(0.08)	0.01
Loss from sale of discontinued operations, net of tax	$(0.03)	$—
Net income attributable to CoreLogic	$0.16	$0.20
Weighted-average common shares outstanding:
Basic	106,594	115,545
Diluted	107,327	116,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2012	2011
Net income attributable to CoreLogic	$16,631	$23,256
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	48	(365)
Unrealized (loss)/gain on interest rate swap, net of tax	(75)	837
Foreign currency translation adjustments	4,167	268
Supplemental benefit plans loss adjustment, net of tax	(5)	(61)
Investment gain reclassified to net income, net of tax	—	(14,776)
Total other comprehensive income/(loss)	4,135	(14,097)
Comprehensive income attributable to CoreLogic	$20,766	$9,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$16,537	$24,073
Less: (Loss)/income from discontinued operations, net of tax	(8,967)	1,651
Less: Loss from sale of discontinued operations, net of tax	(3,454)	—
Income from continuing operations	28,958	22,422
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,491	23,037
Provision for bad debt and claim losses	6,498	5,424
Share-based compensation	4,354	3,110
Equity in earnings of affiliates, net of taxes	(9,470)	(6,334)
Loss on early extinguishment of debt	326	—
Deferred income tax	3,113	14,050
Loss on investments and other, net	(1,641)	(30,861)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,393)	6,346
Prepaid expenses and other current assets	1,945	(5,990)
Accounts payable and accrued expenses	(10,904)	(1,784)
Deferred revenue	(7,795)	(12,870)
Due to/from FAFC	975	(21,065)
Income taxes	19,487	21,934
Dividends received from investments in affiliates	19,020	12,127
Other assets and other liabilities	(6,238)	(8,026)
Net cash provided by operating activities - continuing operations	69,726	21,520
Net cash (used in)/provided by operating activities - discontinued operations	(4,694)	1,113
Total cash provided by operating activities	$65,032	$22,633
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	—	(72,000)
Purchases of capitalized data and other intangible assets	(6,959)	(6,298)
Purchases of property and equipment	(13,519)	(9,721)
Cash paid for acquisitions, net of cash acquired	—	(27,397)
Purchases of investments	—	(28,749)
Proceeds from sale of property and equipment	45	—
Proceeds from sale of investments	—	53,847
Change in restricted cash	(186)	—
Net cash used in investing activities - continuing operations	(20,619)	(90,318)
Net cash provided by/(used in) investing activities - discontinued operations	239	(1,489)
Total cash used in investing activities	$(20,380)	$(91,807)
Cash flows from financing activities:
Repayment of long-term debt	(52,247)	(211,320)
Proceeds from issuance of stock related to stock options and employee benefit plans	187	2,217
Share repurchases	—	(15,082)
Distribution to noncontrolling interests	(10)	(4,290)
Tax benefit related to stock options	56	217
Net cash used in financing activities - continuing operations	(52,014)	(228,258)
Net cash provided by financing activities - discontinued operations	1	—
Total cash used in financing activities	$(52,013)	$(228,258)
Net decrease in cash and cash equivalents	(7,361)	(297,432)
Cash and cash equivalents at beginning of period	259,266	426,212
Less: Change in cash and cash equivalents - discontinued operations	(4,454)	(376)
Cash and cash equivalents at end of period	$256,359	$129,156

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,776	$7,849
Cash paid for income taxes	$1,099	$2,994
Cash refunds from income taxes	$13,170	$5,986
Non-cash financing activities:
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$—	$(3,800)
Non-cash investing activities:
Note payable issued for investment in affiliate	$—	$12,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2011	106,544	$1	$1,053,447	$209,389	$(20,316)	$2,300	$1,244,821
Net income/(loss)	—	—	—	16,631	—	(94)	16,537
Shares issued in connection with share-based compensation	258	—	187	—	—	—	187
Share-based compensation	—	—	4,392	—	—	—	4,392
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Additional Separation distribution of FAFC	—	—	8,932	(3,203)	—	—	5,729
Other comprehensive income	—	—	—	—	4,135	—	4,135
Balance at March 31, 2012	106,802	$1	$1,066,958	$222,817	$(16,181)	$2,196	$1,275,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc. and its subsidiaries (collectively "we", "us" or "our") is a leading provider of consumer, financial and property information, analytics and services to mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

Reclassifications

Our previously issued interim financial statements have been recast to present our marketing services, consumer services, transportation services and appraisal management company businesses as discontinued operations, as described in Note 12 - Discontinued Operations. In addition, the Condensed Consolidated Balance Sheet as of December 31, 2011 has been revised to correct the classification of liabilities for income taxes associated with uncertain tax positions, including interest and penalties and indemnifications in the amount of $26.6 million, from current to non-current liabilities. The reclassification did not have a material impact on the previously-issued Consolidated Balance Sheets as of December 31, 2011.

Separation Transaction

On June 1, 2010, we completed the separation transactions (the "Separation") under which we spun off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC, to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses.

To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between FAFC and the Company. In addition, we also entered into a Restrictive Covenants Agreement and a Tax Sharing Agreement (the “Tax Sharing Agreement”) as described in Note 7 – Income Taxes.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.

In connection with the Separation, we issued approximately $250.0 million, in value, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011. See further discussion at Note 13 - Transactions with FAFC.

Prior to the Separation, we operated primarily as a title insurance company regulated under Article 7 of Regulation S-X and were not subject to the requirements of Article 5 of Regulation S-X. Rule 5-03 of Regulation S-X requires Article 5 companies, such as us, to classify expenses in a functional manner. We intend to classify external cost of revenues, salaries and benefits and other operating expenses into cost of revenues and selling, general and administrative ("SG&A") expenses, and expect to present our income statement under this classification with our annual report on Form 10-K for the year ended December 31, 2012 and all periods presented therein. We believe classifying these expenses on a functional basis will not be material to the financial statements as a whole, as there will be no impact to total expenses previously reported, nor will it impact the statement of operations in terms of overall revenues, operating income, net income or earnings per share. In addition, there will be no impact on our balance sheets or statements of cash flow.

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $2.0 billion as of March 31, 2012 and $593.9 million at December 31, 2011. Escrow deposits held on behalf of our customers are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Note 2 – Investment in Affiliates

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of investment. We recorded equity in earnings of affiliates net of tax of $9.5 million and $6.3 million for the three months ended March 31, 2012 and 2011, respectively. Income tax expense of $6.0 million and $4.2 million was recorded on these earnings for the three months ended March 31, 2012 and 2011, respectively.

One of our subsidiaries owns a 50.1% interest in a joint venture that provides products and services used in connection with loan originations. This investment in affiliate contributed 80.7% and 81.1% of our total equity in earnings of affiliates, net of tax, for the three months ended March 31, 2012 and 2011, respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2012	2011
Statement of operations
Net revenues	$123,329	$84,694
Expenses	97,720	67,467
Income before income taxes	$25,609	$17,227
Net income	$25,468	$17,078
CoreLogic equity in earnings of affiliate, pre-tax	$12,734	$8,556

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $21.0 million and $20.9 million as of March 31, 2012 and December 31, 2011, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. During the first quarter of 2011, we sold marketable securities resulting in a realized pre-tax gain of $24.9 million. There were no gains or losses recognized on sales of marketable securities for the three months ended March 31, 2012.

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the three months ended March 31, 2012, is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Default Services	Consolidated
Balance at January 1, 2012
Goodwill	$649,648	$680,674	$149,409	$1,479,731
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	649,048	673,749	149,409	1,472,206
Translation adjustments	2,901	—	—	2,901
Balance at March 31, 2012
Goodwill, net	$651,949	$673,749	$149,409	$1,475,107

We have reclassified $3.4 million and $17.3 million of goodwill, net, to assets of discontinued operations as of March 31, 2012 and December 31, 2011, respectively.

Note 5 – Other Intangible Assets, net

Other intangible assets consist of the following:

	March 31,	December 31,
(in thousands)	2012	2011
Customer lists	$260,520	$276,112
Noncompete agreements	6,783	7,898
Trade names and licenses	24,575	24,402
	291,878	308,412
Less accumulated amortization	(133,437)	(144,047)
Other intangible assets, net	$158,441	$164,365

Amortization expense for other intangible assets was $6.7 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively. We have reclassified $2.5 million and $2.6 million of other intangible assets, net, to assets of discontinued operations as of March 31, 2012 and December 31, 2011, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
Remainder of 2012	$20,061
2013	24,778
2014	17,902
2015	16,420
2016	15,321
Thereafter	63,959
$158,441

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2012	2011
Acquisition related notes:
Non-interest bearing acquisition note due in $5.0 million installments March 2012, 2014 and 2016	$8,378	$13,209
Notes:
7.25% senior notes due June 2021	393,000	400,000
5.7% senior debentures due August 2014	1,175	1,175
7.55% senior debentures due April 2028	59,645	59,645
8.5% deferrable interest subordinated notes due April 2012	34,768	34,768
Bank debt:
Revolving line of credit borrowings due March 2016, weighted average interest rate of 6.8%	51,730	51,045
Term loan facility borrowings through March 2016, weighted average interest rate of 4.0%	306,250	341,250
Other debt:
Various interest rates with maturities through 2013	1,787	7,203
Total long-term debt	856,733	908,295
Less current portion of long-term debt	36,377	62,268
Long-term debt, net of current portion	$820,356	$846,027

For the three months ended March 2012, we repaid in total $52.2 million of our debt obligations. In April 2012 we repaid in full all amounts outstanding under the 8.5% deferrable interest subordinated notes due April 2012 upon the final maturity thereof.

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and the guarantees of the Notes are full and unconditional and joint and several. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. For the three months ended March 31, 2012, we repurchased $7.0 million of the Notes.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of March 31, 2012, A$50.0 million, or $51.7 million, is outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate. For the three months ended March 31, 2012, we paid $35.0 million of outstanding indebtedness under the Term Facility of which $30.6 million was a prepayment. This prepayment was applied to the most current portion of the term loan amortization schedule.

As of March 31, 2012 and December 31, 2011, we have recorded $13.4 million and $4.4 million, respectively, of accrued interest expense. For the three months ended March 31, 2012, debt prepayments resulted in $0.3 million of incremental interest expense in the accompanying condensed consolidated statements of income due to the write-off of unamortized debt issuance costs.

Acquisition-Related Notes

In March 2011, we entered into a new settlement services joint venture called STARS. Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of March 31, 2012, the discounted balance outstanding under the note was $8.4 million.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial balance of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $5.2 million and $5.1 million at March 31, 2012 and December 31, 2011, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other assets.

For the three months ended March 31, 2012 and March 31, 2011, unrealized losses of $0.1 million (net of $0.1 million in deferred taxes) and unrealized gains of $0.8 million (net of $0.6 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps.

Note 7 – Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 40.5% and 67.8% for the three months ended March 31, 2012 and 2011, respectively. The change in the effective rate is primarily attributable to the $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment during the quarter ended March 31, 2011. Income taxes included in equity in earnings of affiliates were $6.0 million and $4.2 million for the three months ended March 31, 2012 and 2011. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and eliminations group.

As of March 31, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $56.3 million and $19.3 million, respectively. The increase in the liability as of March 31, 2012 relates primarily to the Company's claim, on behalf of FAFC, for a timing adjustment in a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of March 31, 2012, the liability can be reduced by $1.9 million of offsets related to state income taxes and timing adjustments. The net amount of $54.4 million, if recognized, would favorably affect the Company's effective tax rate and after considering the impact of the agreement with FAFC, the impact to net income would be $6.8 million.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2007.

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

We entered into a Tax Sharing Agreement with FAFC in connection with the Separation. The Tax Sharing Agreement governs ours and FAFC’s respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended, and taxes incurred in connection with certain internal transactions undertaken in anticipation of the

Separation. Our rights, responsibilities and obligations under the Tax Sharing Agreement are discussed in our Annual Report on Form 10-K filed with the SEC on February 29, 2012.

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended
	March 31,
	2012	2011
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$29,052	$21,605
(Loss)/income from discontinued operations, net of tax	(8,967)	1,651
Loss from sale of discontinued operations, net of tax	(3,454)	—
Net income attributable to CoreLogic	$16,631	$23,256
Denominator:
Weighted-average shares for basic income/(loss) per share	106,594	115,545
Dilutive effect of stock options and restricted stock units	733	761
Weighted-average shares for diluted income/(loss) per share	107,327	116,306
Income/(loss) per share
Basic:
Net income from continuing operations	$0.27	$0.19
(Loss)/income from discontinued operations, net of tax	(0.08)	0.01
Loss from sale of discontinued operations, net of tax	(0.03)	—
Net income attributable to CoreLogic	$0.16	$0.20
Diluted:
Net income from continuing operations	$0.27	$0.19
(Loss)/income from discontinued operations, net of tax	(0.08)	0.01
Loss from sale of discontinued operations, net of tax	(0.03)	—
Net income attributable to CoreLogic	$0.16	$0.20

For the three months ended March 31, 2012 and 2011, 5.3 million and 4.8 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Marketable securities

Equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets.

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

The fair values of our financial instruments as of March 31, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$256,359	$—	$—	$256,359
Restricted cash	—	22,072	—	22,072
Equity securities	20,964	—	—	20,964
Total Financial Assets	$277,323	$22,072	$—	$299,395

Financial Liabilities:
Total debt	—	853,682	—	853,682
Total Financial Liabilities	$—	$853,682	$—	$853,682

Derivatives:
Interest rate swap agreements	$—	$(5,202)	$—	$(5,202)

The fair values of our financial instruments as of December 31, 2011 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$259,266	$—	$—	$259,266
Restricted cash	—	22,044	—	22,044
Equity securities	20,884	—	—	20,884
Total Financial Assets	$280,150	$22,044	$—	$302,194

Financial Liabilities:
Total debt	—	828,990	—	828,990
Total Financial Liabilities	$—	$828,990	$—	$828,990

Derivatives:
Interest rate swap agreements	$—	$(5,078)	$—	$(5,078)

Note 10 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011. The Plan permits the grant of restricted stock units (“RSUs”), performance-based awards, stock options (“PBRSUs”), stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so that the Company will have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

Restricted Stock Units

For the three months ended March 31, 2012, we awarded 640,667 RSUs with an estimated value of $10.5 million. The RSU awards will vest ratably over three years.

RSU activity for the three months ended March 31, 2012, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2011	1,193	$17.74
RSUs granted	641	$16.35
RSUs vested	(265)	$18.13
RSUs forfeited	(11)	$17.71
Unvested RSUs outstanding at March 31, 2012	1,558	$17.10

As of March 31, 2012, there was $18.5 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.6 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2012, we awarded 345,348 PBRSUs with an estimated value of $5.5 million. These awards are subject to both service-based and performance-based vesting. The performance period is from January 1, 2012 to December 31, 2012 and the performance metric is adjusted EPS. To the extent the performance criteria are satisfied, the awards vest on December 31, 2014.

PBRSU activity for the three months ended March 31, 2012, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2011	988	$17.71
PBRSUs granted	345	$16.05
PBRSUs vested	(103)	$17.76
PBRSUs forfeited	(16)	$18.44
Unvested PBRSUs outstanding at March 31, 2012	1,214	$17.23

As of March 31, 2012, there was $16.9 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

Stock Options

In 2012 and 2011, we issued stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2012 and 2011 options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire ten years after the grant date.  The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2012	2011
Expected dividend yield	—%	—%
Risk-free interest rate (1)	1.00%	2.01%
Expected volatility (2)	42.81%	32.02%
Expected life (3)	5.5	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

Option activity for the three months ended March 31, 2012 is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,601	$20.78
Options granted	581	$16.00
Options exercised	(14)	$13.54
Options canceled	(524)	$19.99
Options outstanding at March 31, 2012	4,644	$20.08	5.7	$1,652
Options vested and expected to vest at March 31, 2012	4,575	$20.13	5.6	$1,616
Options exercisable at March 31, 2012	2,747	$22.08	3.4	$755

As of March 31, 2012, there was $9.0 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.5 years.

The intrinsic value of options exercised was less than $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allowed eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter. The employee stock purchase plan expired in September 2011. We recognized an expense for the amount equal to the discount.

The following table sets forth the stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31,
(in thousands)	2012	2011
RSUs	$2,213	$1,742
PBRSUs	1,360	585
Stock options	781	707
Employee stock purchase plan	—	76
	$4,354	$3,110

Note 11 – Litigation and Regulatory Contingencies

We have been named in various lawsuits. Also, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations. We do not believe the results of these audits or investigations will be material at this time. We are also in litigation with governmental agencies regarding certain appraisal matters.

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit, or investigation or lawsuit is not yet determinable, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we do not believe there is a reasonable possibility that a material loss exceeding amounts already accrued may have been incurred. We record expenses for legal fees as incurred.

We have $3.3 million as of March 31, 2012 and $6.9 million as of December 31, 2011 reserved for litigation and regulatory contingency matters.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against CoreLogic Valuation Services, LLC (“CVS”), f/k/a eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates (the "defendants").

The FDIC complaint alleged that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans. On November 14, 2011, the Court granted the defendants' motion to dismiss the FDIC's gross negligence, alter ego, single business enterprise and joint venture claims, and a portion of the breach of contract claim. On November 30, 2011, the FDIC filed its first amended complaint, alleging only breach of contract claims and naming only CVS f/k/a eAppraiseIT and its parent CoreLogic Real Estate Solutions, LLC f/k/a First American Real Estate Solutions, LLC as Defendants. FDIC seeks to recover losses of at least $129.0 million it alleges WaMu suffered on loans allegedly related to the appraisal services. On February 6, 2012, the Court granted the defendants' motion to dismiss the FDIC's $16.0 million breach of contract claim related to 26 appraisal services allegedly provided before the effective date of the WaMu - eAppraiseIT Agreement. On February 16, 2012, the FDIC filed a second amended complaint reasserting that claim. On April 25, 2012, the Court granted the defendants' motion to dismiss that $16.0 million claim with prejudice.

The Company intends to defend against the remaining claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

New York Attorney General

On November 1, 2007, the New York Attorney General filed a complaint in New York state court against First American Corporation (“First American”) and eAppraiseIT, LLC (“eAppraiseIT”). CoreLogic and its subsidiary, CoreLogic Valuation Services, LLC (“CVS”), are the successors in interest to First American and EA.

The lawsuit concerns appraisal services eAppraiseIT obtained for Washington Mutual Bank (“WaMu”) in New York in 2006-2007. The Attorney General asserts that eAppraiseIT acceded to pressure from WaMu in the spring of 2007 and agreed to use a panel of appraisers chosen by WaMu's loan origination staff because they allegedly provided opinions of value that would allow loans to close and that First American and eAppraiseIT falsely represented to the public that the appraisals produced through their efforts were independent of the lender and in compliance with Uniform Standards of Professional Appraisal Practice. The Attorney General subsequently dropped its damages claims, but continues to seek civil penalties, restitution, disgorgement, and unspecified injunctive relief. On November 22, 2011, the Court of Appeals of New York issued a divided ruling affirming lower court decisions denying the defendants' motion to dismiss the complaint on grounds that the Attorney General's claims are pre-empted by federal law. On April 16, 2012, the United States Supreme Court declined to review the Court of Appeals decision. The case has been set for trial beginning June 11, 2012 in New York state trial court.

The Company intends to defend against these claims vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim.

RESPA Class Action

On February 8, 2008, a purported class action was filed in the United States District Court for the Northern District of California, San Jose Division, against Washington Mutual Bank (“WaMu”) and First American eAppraiseIT (“eAppraiseIT”) alleging breach of contract, unjust enrichment, and violations of the Real Estate Settlement Procedures Act (“RESPA”), the California Unfair Competition Law and the California Consumers Legal Remedies Act. The complaint was largely based on the above-described complaint filed by the New York Attorney General and alleged conspiracies between WaMu and eAppraiseIT to allow WaMu to direct appraisers to artificially inflate appraisals in order to qualify higher value loans that WaMu could then sell in the secondary market. Plaintiffs subsequently voluntarily dismissed WaMu and on March 9, 2009 and August 30, 2009, the Court dismissed all claims against eAppraiseIT except the RESPA claim.

On July 2, 2010, the Court denied plaintiff's first motion for class certification. On November 19, 2010, the plaintiffs filed a renewed motion for class certification. On April 25, 2012, the Court granted plaintiffs' renewed motion and certified a nationwide class of all persons who, on or after June 1, 2006, received home loans from WaMu in connection with appraisals that were obtained through eAppraiseIT. CoreLogic Valuation Services, LLC (“CVS”), as the successor to eAppraiseIT, intends to seek appeal of that decision.

CVS intends to defend against this claim vigorously; however, we may not be successful. At this time we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against Teletrack, Inc. ("Teletrack"), one of our subsidiaries. The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and cost of suit. On September 20, 2011, we filed a Motion to Dismiss the complaint on grounds that the plaintiffs lacked standing. That motion was denied on March 7, 2012. We have denied the allegations and are defending against this claim vigorously; however, we may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

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
At March 31, 2012, no reserves were considered necessary.

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

Note 12 – Discontinued Operations

As of September 30, 2011, we closed our marketing services business (LeadClick) and concluded we would actively pursue the sale of our consumer services (Consumer Credit Monitoring Services), transportation services (comprised of our American Driving Records and CompuNet Credit Services business units) and our wholly-owned appraisal management company businesses. As a result, each of these businesses is reflected in our consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2012 presentation.

On December 22, 2010, we entered into a purchase agreement with an affiliate of Symphony Technology Group, pursuant to which we sold our employer and litigation services businesses. For the three months ended March 31, 2012, we recognized a loss on sale of discontinued operations, net of tax of $3.5 million for changes in tax related accruals due to expenses incurred in the first quarter of 2012.

As of March 31, 2012, we determined to wind down our wholly-owned appraisal management company business in lieu of a sale which resulted in a pre-tax write-down of the remaining goodwill of $13.9 million in the first quarter of 2012.

Summarized below are certain assets and liabilities classified as discontinued operation as of March 31, 2012 and December 31, 2011:

(in thousands)	Data Analytics		Mortgage Origination	Default
As of March 31, 2012	Marketing	Consumer	Appraisal	Transportation	Total
Current assets	$838	$21,263	$801	$11,022	$33,924
Property and equipment, net	—	103	539	1,809	2,451
Goodwill and other identifiable intangible assets, net	—	2,100	17	3,753	5,870
Other assets	—	—	—	104	104
Total assets	$838	$23,466	$1,357	$16,688	$42,349

Total liabilities	$1,598	$10,620	$4,741	$7,178	$24,137

As of December 31, 2011
Current assets	$3,380	$14,833	$1,038	$13,252	$32,503
Property and equipment, net	—	114	911	1,967	2,992
Goodwill and other identifiable intangible assets, net	—	2,109	13,959	3,845	19,913
Other assets	—	—	—	108	108
Total assets	$3,380	$17,056	$15,908	$19,172	$55,516

Total liabilities	$(2,210)	$11,849	$10,907	$6,853	$27,399

Summarized below are the components of our income/(loss) from discontinued operations for the three months ended March 31, 2012 and 2011:

(in thousands)	Data and Analytics		Mortgage Origination	Default
For the three months ended March 31, 2012	Marketing	Consumer	Appraisal	Transportation	Total
Operating revenue	$—	$22,836	$9,986	$18,006	$50,828
Income/(loss) from discontinued operations before income taxes	122	1,729	(14,199)	(29)	(12,377)
Income tax expense/(benefit)	47	672	(4,118)	(11)	(3,410)
Income/(loss) from discontinued operations, net of tax	$75	$1,057	$(10,081)	$(18)	$(8,967)

For the three months ended March 31, 2011
Operating revenue	$18,033	$25,880	$25,839	$17,960	$87,712
(Loss)/income from discontinued operations before income taxes	(62)	4,025	(1,866)	654	2,751
Income tax (benefit)/expense	(25)	1,610	(747)	262	1,100
(Loss)/income from discontinued operations, net of tax	$(37)	$2,415	$(1,119)	$392	$1,651

Note 13 – Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the three months ended March 31, 2012 and 2011, the net amount of $1.7 million and $1.7 million, respectively, (reflecting services provided by us to FAFC and from FAFC to us) was recognized as a reduction of other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At March 31, 2012, no reserves were considered necessary. See further discussion at Note 11 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We recorded a receivable for these contingent tax obligations from FAFC of $41.3 million and $34.4 million as of March 31, 2012 and December 31, 2011, respectively. The liability for income taxes associated with uncertain tax positions was $47.6 million and $10.4 million as of March 31, 2012 and December 31, 2011, respectively. See further discussion at Note 7 – Income Taxes.

In connection with the Separation transactions, we issued approximately $250.0 million in value, or 12,933,265 shares of our common stock, to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million and $1.1 million for the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $3.7 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $0.3 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

Note 14 – Segment Information

We have organized our reportable segments into the following three segments: data and analytics, mortgage origination services and default services.

Data and Analytics. Our data and analytics segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-backed securities. We both license our data directly to our customers and provide our customers with analytical products for risk management, collateral assessment, loan quality reviews and fraud assessment. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment includes inter-company revenues of $4.0 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively. The segment also includes inter-company expenses of $1.6 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively.

Mortgage Origination Services. Our mortgage origination services segment provides tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions and mortgage-related business process outsourcing. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our mortgage origination services segment includes intercompany revenues of $0.7 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. The segment also includes inter-company expenses of $4.0 million and $10.3 million for the three months ended March 31, 2012 and 2011, respectively.

Default Services. Our default services segment provides mortgage default management services, loss mitigation services, claims management, property valuation and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, and government agencies.

Our default services segment includes intercompany revenues of $0.6 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The segment also includes inter-company expenses of $0.1 million and $4.4 million for the three months ended March 31, 2012 and 2011, respectively.

Corporate and Eliminations consists primarily of investment gains and losses, corporate personnel, and other operating expenses associated with our corporate facilities, certain technology initiatives, income taxes included in equity in earnings of affiliates, unallocated interest expense and elimination of inter-company revenues included in the results of the reportable segments.

Selected financial information by reportable segment is as follows:

(in thousands)
For the three months ended March 31, 2012	Operating Revenue	Depreciation and Amortization	Income/(Loss) From Continuing Operations	Equity in Earnings of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
Data and analytics	$141,135	$17,408	22,123	644	$22,469	$13,794
Mortgage origination services	147,685	7,418	32,417	14,856	46,975	4,557
Default services	74,984	795	10,418	—	10,492	821
Corporate and eliminations	(5,703)	3,870	(19,731)	(6,030)	(50,978)	1,306
Consolidated (excluding discontinued operations)	$358,101	$29,491	45,227	9,470	$28,958	$20,478

For the three months ended March 31, 2011
Data and analytics	$117,361	$11,735	17,005	1,213	$18,798	$8,868
Mortgage origination services	121,412	5,138	17,564	9,294	52,602	2,180
Default services	83,064	1,317	14,647	(18)	14,156	609
Corporate and eliminations	(5,555)	4,847	(22,640)	(4,155)	(63,134)	4,362
Consolidated (excluding discontinued operations)	$316,282	$23,037	26,576	6,334	$22,422	$16,019

(in thousands)	As of	As of
Assets	March 31, 2012	December 31, 2011
Data and analytics	$1,248,101	$1,248,436
Mortgage origination services	1,028,061	1,039,069
Default services	222,942	226,034
Corporate and eliminations	561,419	541,016
Consolidated (excluding discontinued operations)	$3,060,523	$3,054,555

Note 15 - Guarantor Subsidiaries

As discussed in Note 6 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects CoreLogic, Inc.'s (the "Parent's") separate accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$301,233	$312,415	$38,622	$—	$652,270
Property and equipment, net	8,564	171,343	32,587	—	212,494
Goodwill	—	1,288,328	186,779	—	1,475,107
Other identifiable intangible assets, net	—	103,114	55,327	—	158,441
Capitalized data and database cost, net	—	220,378	85,090	—	305,468
Investments in affiliates	—	104,499	5,589	—	110,088
Deferred income tax assets, long-term	51,810	(18,224)	2,967	—	36,553
Restricted cash	18,298	308	3,466	—	22,072
Investment in subsidiaries	1,810,264	—	—	(1,810,264)	—
Other assets	100,261	28,032	2,086	—	130,379
Total assets	$2,290,430	$2,210,193	$412,513	$(1,810,264)	$3,102,872

Liabilities and equity:
Current liabilities	$84,821	$357,024	$38,090	$—	$479,935
Long-term debt, net	760,070	8,556	51,730	—	820,356
Deferred revenue	—	311,863	—	—	311,863
Deferred income taxes, long term	—	(5,514)	22,919	—	17,405
Other liabilities	169,748	23,437	4,337	—	197,522
Total equity	1,275,791	1,514,827	295,437	(1,810,264)	1,275,791
Total liabilities and equity	$2,290,430	$2,210,193	$412,513	$(1,810,264)	$3,102,872

	Condensed Balance Sheet
	As of December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$284,329	$339,098	$32,552	$—	$655,979
Property and equipment, net	8,500	175,129	30,608	—	214,237
Goodwill	—	1,288,328	183,878	—	1,472,206
Other identifiable intangible assets, net	—	107,994	56,371	—	164,365
Capitalized data and database cost, net	—	218,534	85,472	—	304,006
Investments in affiliates	—	108,323	5,486	—	113,809
Deferred income tax assets, long-term	53,724	(15,419)	—	—	38,305
Restricted cash	18,298	122	3,624	—	22,044
Investment in subsidiaries	1,799,365	—	—	(1,799,365)	—
Other assets	92,910	30,151	2,059	—	125,120
Total assets	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

Liabilities and equity:
Current liabilities	$95,237	$369,631	$35,791	$—	$500,659
Long-term debt, net	784,570	10,412	51,045	—	846,027
Deferred revenue	—	338,799	—	—	338,799
Deferred income taxes, long term	—	—	18,383	—	18,383
Other liabilities	132,498	24,333	4,551	—	161,382
Total equity	1,244,821	1,509,085	290,280	(1,799,365)	1,244,821
Total liabilities and equity	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

	Condensed Statement of Operations
	For the three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$335,784	$22,317	$—	$358,101
External cost of revenues	—	77,554	2,827	—	80,381
Salaries and benefits	22,378	104,659	10,705	—	137,742
Other operating expenses	(4,479)	64,392	5,347	—	65,260
Depreciation and amortization	925	22,767	5,799	—	29,491
(Loss)/Income from continuing operations	(18,824)	66,412	(2,361)	—	45,227
Total interest (expense)/income, net	(13,492)	191	(841)	—	(14,142)
(Loss)/gain on investment and other, net	1,641	—	—	—	1,641
Provision/(benefit) for income taxes	(14,526)	28,405	(641)	—	13,238
Equity in earnings of affiliates, net of tax	—	9,166	304	—	9,470
Equity in earnings of subsidiary, net of tax	32,686	—	—	(32,686)	—
Net income/(loss) from continuing operations, net of tax	16,537	47,364	(2,257)	(32,686)	28,958
Loss from discontinued operations, net of tax	—	(8,967)	—	—	(8,967)
Loss on sale of discontinued operations, net of tax	—	—	(3,454)	—	(3,454)
Net income/(loss)	16,537	38,397	(5,711)	(32,686)	16,537
Less: Net loss attributable to noncontrolling interest	(94)	—	—	—	(94)
Net income/(loss) attributable to CoreLogic	$16,631	$38,397	$(5,711)	$(32,686)	$16,631
Total other comprehensive income/(loss)	4,135	—	4,167	(4,167)	4,135
Comprehensive income/(loss) attributable to CoreLogic	$20,766	$38,397	$(1,544)	$(36,853)	$20,766

	Condensed Statement of Operations
	For the three months ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$295,025	$21,257	$—	$316,282
External cost of revenues	387	63,081	473	—	63,941
Salaries and benefits	23,473	105,071	12,452	—	140,996
Other operating expenses	(1,996)	60,101	3,627	—	61,732
Depreciation and amortization	927	21,254	856	—	23,037
(Loss)/income from continuing operations	(22,791)	45,518	3,849	—	26,576
Total interest (expense)/income, net	(7,976)	227	199	—	(7,550)
Gain on investment and other, net	6,707	24,154	—	—	30,861
(Benefit)/provision for income taxes	4,584	27,436	1,779	—	33,799
Equity in earnings of affiliates, net of tax	—	6,334	—	—	6,334
Equity in earnings of subsidiary, net of tax	52,717	—	—	(52,717)	—
Net income from continuing operations, net of tax	24,073	48,797	2,269	(52,717)	22,422
Income from discontinued operations, net of tax	—	1,651	—	—	1,651
Loss on sale of discontinued operations, net of tax	—	—	—	—	—
Net income/(loss)	24,073	50,448	2,269	(52,717)	24,073
Less: Net income attributable to noncontrolling interest	817	—	—	—	817
Net income/(loss) attributable to CoreLogic	$23,256	$50,448	$2,269	$(52,717)	$23,256
Total other comprehensive (loss)/income	(14,097)	(14,093)	268	13,825	(14,097)
Comprehensive income/(loss) attributable to CoreLogic	$9,159	$36,355	$2,537	$(38,892)	$9,159

	Condensed Statement of Cash Flows
	For the three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by/(used in) operating activities - continuing operations	$19,166	$56,938	$(6,378)	$—	$69,726
Net cash used in operating activities - discontinued operations	—	(4,694)	—	—	(4,694)
Total cash provided/(used in) by operating activities	$19,166	$52,244	$(6,378)	$—	$65,032
Cash flow from investing activities:					—
Purchases of property and equipment	(989)	(8,762)	(3,768)	—	(13,519)
Purchases of capitalized data and other intangible assets	—	(6,876)	(83)	—	(6,959)
Proceeds from sale of property and equipment	—	45	—	—	45
Change in restricted cash	—	(186)	—	—	(186)
Net cash used in investing activities - continuing operations	(989)	(15,779)	(3,851)	—	(20,619)
Net cash provided by investing activities - discontinued operations	—	239	—	—	239
Total cash used in investing activities	$(989)	$(15,540)	$(3,851)	$—	$(20,380)
Cash flow from financing activities:
Repayments of long-term debt	(42,000)	(10,214)	(33)	—	(52,247)
Proceeds from issuance of stock related to stock options and employee benefit plans	187	—	—	—	187
Distribution to noncontrolling interests	(10)	—	—	—	(10)
Tax benefit related to stock options	56	—	—	—	56
Other	36,181	(43,937)	7,756	—	—
Net cash (used in)/provided by financing activities - continuing operations	(5,586)	(54,151)	7,723	—	(52,014)
Net cash provided by financing activities - discontinued operations	—	1	—	—	1
Total cash (used in)/provided by financing activities	$(5,586)	$(54,150)	$7,723	$—	$(52,013)
Net increase/(decrease) in cash and cash equivalents	12,591	(17,446)	(2,506)	—	(7,361)
Cash and cash equivalents at beginning of period	229,871	9,106	20,289	—	259,266
Change in cash and cash equivalents - discontinued operations	—	(4,454)	—	—	(4,454)
Cash and cash equivalents at end of period	$242,462	$(3,886)	$17,783	$—	$256,359

	Condensed Statement of Cash Flows
	For the three months ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by/(used in) operating activities - continuing operations	$13,743	$11,467	$(3,690)	$—	$21,520
Net cash provided by operating activities - discontinued operations	—	1,113	—	—	1,113
Total cash provided by/(used in) operating activities	$13,743	$12,580	$(3,690)	$—	$22,633
Cash flow from investing activities:
Purchases of redeemable noncontrolling interests	(72,000)	—	—	—	(72,000)
Purchases of property and equipment	(51)	(8,792)	(878)	—	(9,721)
Purchases of capitalized data and other intangible assets	—	(6,298)	—	—	(6,298)
Cash paid for acquisitions, net of cash acquired	—	(27,397)	—	—	(27,397)
Purchases of investments	—	(28,749)	—	—	(28,749)
Proceeds from sale of investments	—	53,847	—	—	53,847
Net cash used in investing activities - continuing operations	(72,051)	(17,389)	(878)	—	(90,318)
Net cash used in investing activities - discontinued operations	—	(1,489)	—	—	(1,489)
Total cash used in investing activities	$(72,051)	$(18,878)	$(878)	$—	$(91,807)
Cash flow from financing activities:
Repayments of long-term debt	(201,446)	(9,871)	(3)	—	(211,320)
Share repurchases	(15,082)	—	—	—	(15,082)
Proceeds from issuance of stock related to stock options and employee benefit plans	2,217	—	—	—	2,217
Distribution to noncontrolling interests	(4,290)	—	—	—	(4,290)
Tax benefit related to stock options	217	—	—	—	217
Other	(23,152)	17,514	5,638	—	—
Net cash (used in)/provided by financing activities - continuing operations	(241,536)	7,643	5,635	—	(228,258)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash (used in)/provided by financing activities	$(241,536)	$7,643	$5,635	$—	$(228,258)
Net (decrease)/increase in cash and cash equivalents	(299,844)	1,345	1,067	—	(297,432)
Cash and cash equivalents at beginning of period	355,974	23,013	47,225	—	426,212
Change in cash and cash equivalents - discontinued operations	—	(376)	—	—	(376)
Cash and cash equivalents at end of period	$56,130	$24,734	$48,292	$—	$129,156

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our overall financial performance, including future revenue and earnings growth, future operations, financial condition and prospects, operating results, future cost savings and the impact of our cost-savings initiatives; our ability to satisfy anticipated operational cash requirements, debt service and other contractual obligations; mortgage market trends; reduction in indebtedness and share repurchase amounts and timing; our access to liquidity sources for new borrowings; our estimated income tax rate, unrecognized tax positions, amortization expenses; the impact of recent accounting pronouncements; our plans to maintain significant cash balances outside of the U.S.; the planned divestiture of our consumer services, transportation services and appraisal management companies businesses; our long-term strategy regarding acquisitions, divestitures and joint ventures; the potential outcome and estimates related to our litigation; the level of aggregate U.S. mortgage originations and applications and inventory of delinquent mortgage loans and loans in foreclosure, the effect of the disposition or work-out of delinquent mortgage loans and loans in foreclosure; customer concentration and customer macro-economic factors; estimates related to our purchase price allocations; our ability to access additional liquidity; and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•	compromises in the security of our data transmissions, including the transmission of confidential information or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally, together with our customer concentration and the impact of these factors thereon;

•	our ability to protect proprietary technology rights;

•	our significant indebtedness and the restrictions in our various debt agreements;

•	our cost reduction plan and our ability to significantly decrease future allocated costs and other amounts in connection therewith;

•	risks related to the outsourcing of services and our international operations;

•	impairments in our goodwill or other intangible assets; and

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

Separation Transaction

On June 1, 2010, we completed the Separation under which we spun off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses.

To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between FAFC and the Company. In addition, we also entered into a Restrictive Covenants Agreement and a Tax Sharing Agreement as described in Note 7 – Income Taxes.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.

In connection with the Separation transactions, we issued approximately $250.0 million in value, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. On April 11, 2011, we purchased 4.0 million shares of our common stock from a wholly-owned subsidiary of FAFC for total consideration of $75.8 million based on a spot market price of our common stock on April 5, 2011 of $18.95 per share. The price per share was agreed upon by the parties during the trading day on April 5, 2011. See further discussion at Note 13 - Transactions with FAFC.

Business Overview

We are a leading provider of consumer, financial and property information, analytics and services to mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises.
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

Reportable Segments

We have organized our reportable segments into the following three segments: data and analytics, mortgage origination services and default services.

Data and Analytics

Our data and analytics segment offers access to data assets including real estate information (such as property characteristic information, mortgage information, collateral information, and images of publicly recorded documents relating to real property), mortgage-backed securities information, criminal and eviction records, employment verification, and under-

banked credit information. We license our data directly to our customers and provide our customers with analytical products and services for risk management, collateral assessment and fraud prediction. We also provide consumer screening and risk management for the multi-family housing and under-banked credit services industries. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies, property management companies and government-sponsored enterprises.

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

Default Services

We provide mortgage default management services, loss mitigation services, claims management, property valuation and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

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

For the three months ended March 31, 2012, 69.3% of our revenues were related to real estate mortgage origination and non-default related servicing. Approximately 39.1% of our operating revenues for the three months ended March 31, 2012 were generated from the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers' Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations increased approximately 5.3% in the first quarter of 2012 relative to the same period of 2011. MBA estimates that mortgage applications increased 21.1% in the first quarter of 2012 relative to the same period of 2011. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. Due to continued economic weakness, the specter of regulatory change, tighter lending standards, and continued weak housing markets, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 10.2% in the quarter ending March 31, 2012 relative to quarter ending March 31, 2011. Additionally, based on our internal analysis and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure is decreasing and the market is continuing to experience a delay in processing these troubled loans.

On a consolidated basis, our operating revenues increased $41.8 million, or 13.2%, for the three months ended March 31, 2012, when compared to the same period of the prior year. Data and analytics segment operating revenues increased $23.8 million, or 20.3% for the three months ended March 31, 2012, when compared to the same period of the prior year, due to higher analytics and licensing revenues and the impact of acquisition activity. Mortgage origination services segment operating revenues increased $26.3 million, or 21.6% for the three months ended March 31, 2012, when compared to the same period of the previous year, due to higher mortgage origination volumes and the impact of acquisition activity. Default services segment operating revenues decreased $8.1 million, or 9.7% for the three months ended March 31, 2012, when compared to the same period of the previous year, due to lower technology and business process outsourcing revenues and lower default volumes.

Our total operating expense increased $23.2 million, or 8.0%, for the three months ended March 31, 2012, when compared to the same period of the prior year due to higher external cost of revenue of $16.4 million, higher depreciation and amortization of $6.5 million and higher other operating expenses of $3.5 million primarily from acquisitions, partially offset by lower salaries and benefits of $3.3 million.

Total interest expense, net increased $6.6 million, or 87.3%, for the three months ended March 31, 2012, when compared to the same period of the prior year, due to increased levels of total debt in 2012 compared to 2011.

Gain on investments and other income decreased $29.2 million, or 94.7%, for the three months ended March 31, 2012, when compared to the same period of the prior year. Lower gain on investments and other income in the first quarter of 2012 is primarily due to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc. recorded for the three months ended March 31, 2011.

Net income decreased $6.6 million, or 28.5%, for the three months ended March 31, 2012, when compared to the same period of the prior year, primarily due to losses from discontinued operations of $10.6 million mainly attributable to a pre-tax impairment charge to goodwill of $13.9 million, higher loss from sale of discontinued operations of $3.5 million due to changes in tax-related accruals, and lower non-controlling interests of $0.9 million, partially offset by an increase in net income from continuing operations of $6.5 million.

The ongoing tightening of mortgage credit, general economic and regulatory uncertainty continue to negatively affect the demand for many of our products and services. These conditions also continue to affect many of our customers. If these challenges persist for us and our customers, they could negatively affect our revenue, earnings and liquidity. For additional information related to our results of operations for each of our reportable segments please see the discussions under “Data and Analytics,” “Mortgage Origination Services” and “Default Services” below.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Data and Analytics

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	$ Change	% Change
Operating revenues	$141,135	$117,361	$23,774	20.3%
External cost of revenues	10,407	10,771	(364)	(3.4)%
Salaries and benefits	51,748	41,352	10,396	25.1%
Other operating expenses	39,449	36,498	2,951	8.1%
Depreciation and amortization	17,408	11,735	5,673	48.3%
Total operating expenses	119,012	100,356	18,656	18.6%
Income from operations	22,123	17,005	5,118	30.1%
Total interest (expense)/income, net	(298)	662	(960)	(145.0)%
Loss on investments and other income	—	(82)	82	(100.0)%
Income from continuing operations before income taxes	21,825	17,585	4,240	24.1%
Provision for income taxes	—	—	—	—%
Income from continuing before equity in earnings of affiliates	21,825	17,585	4,240	24.1%
Equity in earnings of affiliates	644	1,213	(569)	(46.9)%
Income from continuing operations	$22,469	$18,798	$3,671	19.5%

Operating Revenues

Data and analytics segment operating revenues were $141.1 million for the three months ended March 31, 2012, an increase of $23.8 million, or 20.3%, when compared to the same period of the prior year. Acquisition activity contributed revenues of $19.9 million for the three months ended March 31, 2012. Excluding acquisition activity, the increase of $3.9 million was due to growth in analytical revenues of $5.7 million and increased data licensing revenues of $1.1 million, partially offset by lower MLS solution revenues of $1.1 million due to lower Realtor counts and lower information reports and other revenues of $1.8 million resulting from the contraction in the real estate market.

External Cost of Revenues

Data and analytics segment external cost of revenues was $10.4 million, for the three months ended March 31, 2012, a decrease of $0.4 million, or 3.4%, when compared to the same period of the prior year. Acquisition activity totaled $1.8 million for the three months ended March 31, 2012. Excluding acquisition activity, the decrease of $2.1 million was due to a shift in product mix primarily related to higher analytics revenues.

Salaries and Benefits

Data and analytics segment salaries and benefits were $51.7 million for the three months ended March 31, 2012, an increase of $10.4 million, or 25.1%, when compared to the same period of the prior year. Acquisition activity accounted for $9.3 million of the increase for the three months ended March 31, 2012. Excluding acquisition activity, the increase of $1.1 million was due to higher commission and incentives of $0.6 million, higher salaries of $0.4 million and higher other expenses of $0.1 million.

Other Operating Expenses

Data and analytics segment other operating expenses were $39.4 million for the three months ended March 31, 2012, an increase of $3.0 million, or 8.1%, when compared to the same period of the prior year. Acquisition activity accounted for $4.6 million of the increase for the three months ended March 31, 2012. Excluding acquisition activity, the decrease of $1.6 million was due to lower professional fees of $0.7 and lower other expenses of $0.9 million.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense was $17.4 million for the three months ended

March 31, 2012, an increase of $5.7 million, or 48.3%, when compared to the same period of the prior year. Acquisition activity accounted for $5.6 million of the increase for the three months ended March 31, 2012.

Loss on Investments and Other Income

Data and analytics segment loss on investments and other income was $0.1 million for the three months ended March 31, 2011. There were no gains or losses and other income for the three months ended March 31, 2012. The variance relative to the prior year was not meaningful.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $0.6 million for the three months ended March 31, 2012, a decrease of $0.6 million, or 46.9%, when compared to the same period of the prior year. Acquisition activity totaled $0.3 million in equity in earnings of affiliates for the three months ended March 31, 2012. Excluding acquisition activity, the decrease of $0.9 million was due to lower volumes in minority investments related to market conditions and the acquisition of the remaining controlling interest in RP Data Limited in May 2011.

Mortgage Origination Services

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	$ Change	% Change
Operating revenues	$147,685	$121,412	$26,273	21.6%
External cost of revenues	33,428	19,829	13,599	68.6%
Salaries and benefits	40,757	37,934	2,823	7.4%
Other operating expenses	33,665	40,947	(7,282)	(17.8)%
Depreciation and amortization	7,418	5,138	2,280	44.4%
Total operating expenses	115,268	103,848	11,420	11.0%
Income from operations	32,417	17,564	14,853	84.6%
Total interest (expense)/income, net	(298)	837	(1,135)	(135.6)%
Gain on investments and other income	—	24,907	(24,907)	(100.0)%
Income from continuing operations before income taxes	32,119	43,308	(11,189)	(25.8)%
Provision for income taxes	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	32,119	43,308	(11,189)	(25.8)%
Equity in earnings of affiliates	14,856	9,294	5,562	59.8%
Income from continuing operations	$46,975	$52,602	$(5,627)	(10.7)%

Operating Revenues

Mortgage origination services segment operating revenues were $147.7 million for the three months ended March 31, 2012, an increase of $26.3 million, or 21.6%, when compared to the same period of the prior year. Acquisition activity increased revenues by $7.7 million for the three months ended March 31, 2012. Excluding acquisition activity, the increase of $18.6 million was due to higher mortgage origination volumes, which increased credit services revenues by $11.0 million, flood certifications revenues by $4.6 million, tax services revenues by $1.6 million and other revenues by $0.7 million. Credit services also benefited from increased volumes in automobile-related credit services of $0.7 million.

External Cost of Revenues

Mortgage origination services segment external cost of revenues was $33.4 million for the three months ended March 31, 2012, an increase of $13.6 million, or 68.6%, when compared to the same period of the prior year. Acquisition activity accounted for $2.4 million of the increase for the three months ended March 31, 2012. Excluding acquisition activity, the increase of $11.2 million was due to higher credit bureau expense of $6.5 million, expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.9 million and higher other expenses of $0.8 million. In August 2011, we sold CoreLogic Global Services Private Limited ("CoreLogic India"), our India-based captive operations, to an affiliate of Cognizant Technology Solutions Corporation ("Cognizant") and subsequently we began to recognize certain expenses in external cost of revenues.

Salaries and Benefits

Mortgage origination services segment salaries and benefits were $40.8 million for the three months ended March 31, 2012, an increase of $2.8 million, or 7.4%, when compared to the same period of the prior year. Acquisition activity increased salaries and benefits by $4.5 million for the three months ended March 31, 2012. Excluding acquisition activity, the decrease of $1.6 million was due to lower costs at the tax servicing business of $1.6 million due to the impact of lower headcount in connection with our tax transformation initiative.

Other Operating Expenses

Mortgage origination services segment other operating expenses were $33.7 million for the three months ended March 31, 2012, a decrease of $7.3 million, or 17.8%, when compared to the same period of the prior year. Acquisition activity increased other operating expenses by $0.3 million for the three months ended March 31, 2012. Excluding acquisition activity, the decrease of $7.6 million is due to lower net allocated costs of $3.1 million, lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.9 million, lower facilities costs of $2.0 million, partially offset by higher other expenses of $1.4 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense was $7.4 million for the three months ended March 31, 2012, an increase of $2.3 million, or 44.4%, when compared to the same period of the prior year. Acquisition activity accounted for $1.4 million of the increase for the three months ended March 31, 2012. The remaining variance of $0.9 million relative to the prior year was primarily due to impairment losses on internally developed software.

Gain on Investments and Other Income

Mortgage origination services segment gain on investments and other income was $24.9 million for the three months ended March 31, 2011 and reflects the pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc. There were no gains or losses and other income for the three months ended March 31, 2012.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates totaled $14.9 million for the three months ended March 31, 2012, an increase of $5.6 million, or 59.8%, when compared to the same period of the prior year. The variance is primarily due to higher equity earnings of affiliates from increased loan origination activity.

Default Services

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	$ Change	% Change
Operating revenues	$74,984	$83,064	$(8,080)	(9.7)%
External cost of revenues	36,546	32,954	3,592	10.9%
Salaries and benefits	11,595	14,378	(2,783)	(19.4)%
Other operating expenses	15,630	19,768	(4,138)	(20.9)%
Depreciation and amortization	795	1,317	(522)	(39.6)%
Total operating expenses	64,566	68,417	(3,851)	(5.6)%
Income from operations	10,418	14,647	(4,229)	(28.9)%
Total interest income, net	74	17	57	335.3%
Loss on investments and other income	—	(490)	490	(100.0)%
Income from continuing operations before income taxes	10,492	14,174	(3,682)	(26.0)%
Provision for income taxes	—	—	—	—%
Income from continuing operations before equity in losses of affiliates	10,492	14,174	(3,682)	(26.0)%
Equity in losses of affiliates	—	(18)	18	(100.0)%
Income from continuing operations	$10,492	$14,156	$(3,664)	(25.9)%

Operating Revenues

Default services segment operating revenues were $75.0 million for the three months ended March 31, 2012, a decrease of $8.1 million, or 9.7%, when compared the same period of the prior year. The decrease was primarily due to lower technology revenues of $6.1 million, lower real estate owned asset management revenues of $1.2 million and lower other revenues of $3.0 million for the three months ended March 31, 2012. These decreases were partially offset by higher field services revenues of $2.2 million.

External Cost of Revenues

Default services segment external cost of revenues was $36.5 million for the three months ended March 31, 2012, an increase of $3.6 million, or 10.9%, when compared the same period of the prior year. The increase was primarily due to higher expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.7 million and increased costs from higher volumes in field services of $1.7 million, partially offset by lower other expenses of $1.8 million due to lower volumes in default services.

Salaries and Benefits

Default services segment salaries and benefits were $11.6 million for the three months ended March 31, 2012, a decrease of $2.8 million, or 19.4%, when compared the same period of the prior year. The decrease is predominantly due to the impact of lower headcount and higher efficiency in connection with our cost reduction initiative.

Other Operating Expenses

Default services segment other operating expenses were $15.6 million for the three months ended March 31, 2012, a decrease of $4.1 million, or 20.9%, when compared the same period of the prior year. The decrease is primarily due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.7 million, lower marketing expenses of $1.0 million and lower other expenses of $0.4 million, partially offset by higher net allocated costs of $1.0 million.

Depreciation and Amortization

Default services segment depreciation and amortization expense was $0.8 million for the three months ended March 31, 2012, a decrease of $0.5 million, or 39.6%, when compared the same period of the prior year. The variance is due to previously recognized impairment losses primarily on internally developed software.

Loss on Investments and Other Income

Default services segment loss on investments and other income was $0.5 million for the three months ended March 31, 2011, which reflects the loss incurred on the sale of our second lien outsourcing business. There were no gains or losses and other income for the three months ended March 31, 2012.

Equity in Earnings of Affiliates

Default services segment equity in earnings of affiliates totaled $18.0 thousand for the three months ended March 31, 2011. There were no equity in earnings nor losses in earnings of affiliates for the three months ended March 31, 2012. The variance relative to the prior year was not meaningful.

Corporate and Eliminations

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	$ Change	% Change
Operating revenues	$(5,703)	$(5,555)	$(148)	2.7%
External cost of revenues	—	387	(387)	(100.0)%
Salaries and benefits	33,642	47,332	(13,690)	(28.9)%
Other operating expenses	(23,484)	(35,481)	11,997	(33.8)%
Depreciation and amortization	3,870	4,847	(977)	(20.2)%
Total operating expenses	14,028	17,085	(3,057)	(17.9)%
Loss from operations	(19,731)	(22,640)	2,909	(12.8)%
Total interest expense, net	(13,620)	(9,067)	(4,553)	50.2%
Gain on investments and other income	1,641	6,527	(4,886)	(74.9)%
Loss from continuing operations before income taxes	(31,710)	(25,180)	(6,530)	25.9%
Provision for income taxes	13,238	33,799	(20,561)	(60.8)%
Loss from continuing operations before equity in losses of affiliates	(44,948)	(58,979)	14,031	(23.8)%
Equity in losses of affiliates, net of tax	(6,030)	(4,155)	(1,875)	45.1%
Loss from continuing operations	$(50,978)	$(63,134)	$12,156	(19.3)%

Operating Revenues

Corporate and eliminations operating revenue was $(5.7) million for the three months ended March 31, 2012. The elimination of revenues between our operating businesses for the three months ended March 31, 2012 has been relatively comparable to the prior period.

External Cost of Revenues

Corporate and eliminations external cost of revenues was not a meaningful balance.

Salaries and Benefits

Corporate and eliminations salaries and benefits were $33.6 million for the three months ended March 31, 2012, a decrease of $13.7 million, or 28.9%, when compared the same period of the prior year. Corporate salaries and benefits decreased $10.7 million over the prior year due to the sale of CoreLogic India, our India-based captive back office operation to Cognizant in August 2011. The remaining decrease of $3.0 million is due to the impact of lower headcount.
Other Operating Expenses

Corporate and eliminations other operating expenses were $(23.5) million for the three months ended March 31, 2012, a variance of $12.0 million, or 33.8%, when compared the same period of the prior year. Other operating expenses includes eliminations for internal cost of sales between our business segments and expense allocations to our business segments for various shared service costs such as human resources, legal, accounting and finance, and technology infrastructure cost. The increase in corporate and eliminations other operating expenses for the three months ended March 31, 2012, over the prior year was due to reduced salaries and benefit allocations out to our operating segments of $13.2 million as a result of workforce reductions in corporate shared services and information technology and the outsourcing of certain IT and business process functions in connection with the sale of CoreLogic India, our India-based captive operations to Cognizant in August 2011. See Salaries and Benefits above. The decrease in allocations out to the operating segments was offset by expense reductions in outside services of $0.8 million and other expenses of $0.4 million driven by various corporate cost saving initiatives.

Depreciation and Amortization

Corporate and eliminations depreciation and amortization expense was $3.9 million for the three months ended March 31, 2012, an increase of $1.0 million, or 20.2%, when compared the same period of the prior year, primarily due to the amortization in the prior year of certain other deferred assets with useful lives that have since expired.

Total Interest Expense, net

Corporate and eliminations net interest expense was $13.6 million for the three months ended March 31, 2012, an increase of $4.6 million, or 50.2%, when compared the same period of the prior year. The increase is primarily due to higher average outstanding debt balances as a result of new credit facilities and the issuance of $400.0 million new Notes in May of 2011.

Gain on Investments and Other Income

Corporate and eliminations gain on investments and other income was $1.6 million for the three months ended March 31, 2012, a decrease of $4.9 million, or 74.9%, when compared the same period in the prior year. The decrease year-over-year reflects realized gains in the prior year upon the sale of various investments held in the Company's marketable securities portfolio.

Equity in Losses of Affiliates, net of tax

Corporate and eliminations equity in losses of affiliates was $6.0 million for the three months ended March 31, 2012, an increase of $1.9 million, or 45.1%, when compared the same period of the prior year. We record income tax expense on the earnings from our investments in affiliates in corporate and eliminations. The increase is primarily attributable to higher income tax expense based on higher earnings in affiliates contained in our operating segments.

Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 40.5% and 67.8% for the three months ended March 31, 2012 and 2011, respectively. The change in the effective rate is primarily attributable to the $14.0 million reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment during the quarter ended March 31, 2011. Income taxes included in equity in earnings of affiliates were $6.0 million and $4.2 million for the three months ended March 31, 2012 and 2011. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate and eliminations.

As of March 31, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $56.3 million and $19.3 million, respectively. The increase in the liability as of March 31, 2012 relates primarily to the Company's claim, on behalf of FAFC, for a timing adjustment in a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of March 31, 2012, the liability can be reduced by $1.9 million of offsets related to state income taxes and timing adjustments. The net amount of $54.4 million, if recognized, would favorably affect the Company's effective tax rate and after considering the impact of the agreement with FAFC, the impact to net income would be $6.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2012 totaled $256.4 million, a decrease of $2.9 million from December 31, 2011. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at March 31, 2012 totaled $26.1 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $22.1 million at March 31, 2012 and $22.0 million at December 31, 2011, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $65.0 million and $22.6 million during the three months ended March 31, 2012 and 2011, respectively. The increase in cash provided by operating activities was primarily due to higher profitability levels in the current period, higher tax-related refunds, higher dividends received from investments in affiliates and timing in accounts receivable and accounts payable and accrued expenses.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $20.4 million and $91.8 million during the three months ended March 31, 2012 and 2011, respectively.

Cash used in investing activities for the three months ended March 31, 2012 was primarily related to investments in property and equipment and capitalized data of $13.5 million and $7.0 million, respectively. Cash used in investing activities for the three months ended March 31, 2011 was primarily due to the acquisition of the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011, the acquisition of Dorado for $31.6 million in cash in March 2011, the cash investment in STARS of $20.0 million in March 2011, investments in property and equipment of $9.7 million, and investments in capitalized data of $6.3 million. The 2011 increase in cash used in investing activities was offset by proceeds from the sale of our marketable securities investments of $53.8 million, primarily our investment in DealerTrack Holdings, Inc.

Financing Activities. Net cash used in financing activities was approximately $52.0 million for the three months ended March 31, 2012, which was primarily comprised of repayment of long-term debt of $52.2 million. Net cash used in financing activities was $228.3 million during the three months ended March 31, 2011. During 2011, we repurchased $15.1 million of our common stock and repaid $211.3 million under the revolving portion of our credit agreement and certain acquisition-related notes.

Financing and Financing Capacity

At March 31, 2012, we had total debt outstanding of $856.7 million, compared to $908.3 million at December 31, 2011. Our significant debt instruments are described below.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At March 31, 2012, we were in compliance with the covenants of the Notes.

If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of March 31, 2012, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Credit Agreement

On May 23, 2011, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of March 31, 2012, A$50.0 million, or $51.7 million, is outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The remaining outstanding balance of loans under the Term Facility will be due on May 23, 2016. For the three months ended March 31, 2012, we prepaid $30.6 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.25 to 1.00 (stepping down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further step down to 3.50 to 1.00 starting in the fourth quarter of 2013); (ii) a minimum interest coverage ratio of at least 3.00 to 1.00; and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00 (stepping down to 3.00 to 1.00 starting in the fourth quarter of 2012). At March 31, 2012, we were in compliance with these financial covenants and the restrictive covenants described below.

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

At March 31, 2012, we had additional borrowing capacity under the revolving lines of credit of $498.3 million, and were in compliance with the financial covenants of our loan agreements. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial notional balance of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. For the three months ended March 31, 2012, unrealized loss was $0.1 million (net of $0.1 million in deferred taxes).

Availability of Additional Liquidity

Our access to additional capital, whether from private capital sources (including financial institutions) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our ability to satisfy the conditions contained in our Credit Agreement and the indenture governing the Notes that are required to be satisfied to permit us to incur additional indebtedness as further described above), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition or strength, including a significant decrease in our profitability or cash flows or a material increase in our leverage could adversely affect our ability to access these markets and/or increase our cost of borrowings. Due to our liquid-asset position and our ability to generate cash flows from operations, we believe that our resources are sufficient to satisfy our anticipated operational cash requirements, debt service and other contractual obligations (including acquisition-related commitments) through the next twelve months.

Liquidity and Capital Strategy

The Company strives to pursue a balanced long term approach to capital allocation and will consider the repurchase of common shares and the retirement of outstanding debt on an opportunistic basis. In February of 2012, the Company announced it would reduce its debt by at least $100 million during the first half of 2012. In April of 2012, the Company announced it expects to repurchase at least 5 million shares of its common stock over the balance of 2012 as part of the existing Board of Directors authorization.

For the three months ended March 2012, we repaid in total $52.2 million of our debt obligations. In April 2012 we repaid in full all amounts outstanding under our 8.5% deferrable interest subordinated notes of $34.8 million upon the final maturity thereof.

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see pages 30-33 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that at March 31, 2012, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of March 31, 2012, we had approximately $856.7 million in long-term debt outstanding, of which approximately $358.0 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $192.5 million of our floating rate debt from variable to fixed rate as of March 31, 2012. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.4 million change to interest expense for the quarter ended March 31, 2012.

We are also subject to equity price risk related to our equity securities portfolio. At March 31, 2012, we had equity securities with a cost and fair value of $21.0 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

2.
Failure to comply with government regulations or changes in government regulations could result in regulatory penalties, restrict or limit our or our customers' operations or make it more burdensome to conduct such operations, which could have a material adverse effect on revenues, earnings and cash flows.

Many of our and our customers' businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with laws and regulations applicable to us could result in restrictions on our ability to provide certain services, imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue. Likewise, our failure to provide certain products and services in a manner that is compliant with the laws and regulations applicable to our customers' business could increase our litigation expense, result in adverse publicity or otherwise cause our customers to lose confidence in us, any of which could have an adverse affect on our revenues, earnings and cash flows. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers and our customers' auditors and regulators. Moreover, since we provide a variety of key services to federally regulated financial institutions, it appears more likely that federal financial institution regulators will also seek to perform examinations on various parts of our operations. In addition, several of our largest bank customers are subject to consent orders with the Office of the Comptroller of the Currency and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

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

In addition, the Dodd-Frank Act and the extensive regulations being promulgated thereunder materially alter consumer and financial markets regulation. The Dodd-Frank Act expands regulation of real estate appraisals, appraisal management companies, BPOs and AVMs. We also believe it is likely that some of our activities, such as our credit reporting businesses, will be subject to examination and more active oversight by the Consumer Financial Protection Bureau created by the Dodd-Frank Act.  If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our customers, we may experience customer losses or increased operating costs, and our business and results of operations could be negatively affected.

3.	Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that already are subject to regulation under the FCRA, the GLBA, and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. Failure to comply with these laws by us could result in substantial regulatory penalties, litigation expense and loss of revenue.

In addition, some of our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. Any such restrictions may reduce the quality and availability of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

4.
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-

business and business-to-consumer electronic commerce. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Unauthorized access could jeopardize the security of information stored in our systems and can lead to "phishing" schemes whereby unauthorized persons pose as employees or other valid personnel and seek to obtain personal or confidential information from our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data.

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

A significant portion of our revenue is generated from solutions we provide to the mortgage and consumer lending industries. These industries have been affected by decreased volumes in mortgage origination and residential real estate transactions. Reductions in these transaction volumes could materially adversely affect our business, financial condition and results of operations. In addition, declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle continue to negatively affect the demand for many of our products and services in our default services segment. These economic conditions have also had an impact on and continue to affect the performance and financial condition of some of our customers in many of our businesses, which may lead to negative effects on our revenue, earnings and liquidity.

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

8.
We rely on our top customers for a significant portion of our revenue and profit, which makes us susceptible to the same macro-economic factors that our customers face. If these customers are negatively impacted by current economic conditions or otherwise experience financial hardship or stress, or if the terms of our relationships with these customers change, our business, financial condition and results of operations could be adversely affected.

The ten largest U.S. mortgage originators generated 39.1% of our 2011 operating revenues for the year ended December 31, 2011, and one customer, Wells Fargo, N.A., accounted for 9.1% of our 2011 operating revenues. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations.

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

We have a significant amount of indebtedness. As of March 31, 2012, our total debt is approximately $856.7 million, and we have unused commitments of approximately $498.3 million under our credit facilities.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of March 31, 2012, we had approximately $856.7 million in long-term debt outstanding, of which approximately $358.0 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $192.5 million of our floating rate debt from variable to fixed rate as of March 31, 2012. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.4 million change to interest expense for the quarter ended March 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2012, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2012, we did not make any purchases of our common shares. Our stock repurchase plan was initially approved by the Board of Directors and announced by us on May 18, 2004, which was amended to add additional amounts to the repurchase authorization as subsequently amended on May 19, 2005, June 26, 2006, and January 15, 2008. The stock repurchase plan has no expiration date. This plan provided for the repurchase up to $800 million shares of our common stock.

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

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	April 27, 2012

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

101	Extensible Business Reporting Language (XBRL)^

✓	Included in this filing
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