Form 10-Q
period 2012-06-30
CORELOGIC, INC.
filed 2012-07-24
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On July 20, 2012 there were 105,337,666 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$259,673	$259,266
Marketable securities	22,683	20,884
Accounts receivable (less allowance for doubtful accounts of $23,370 and $17,365 as of June 30, 2012 and December 31, 2011, respectively)	238,943	213,339
Prepaid expenses and other current assets	50,670	51,659
Income tax receivable	—	15,110
Deferred income tax assets, current	39,584	39,584
Due from First American Financial Corporation ("FAFC"), net	540	621
Assets of discontinued operations	35,574	55,516
Total current assets	647,667	655,979
Property and equipment, net	203,186	214,237
Goodwill, net	1,473,146	1,472,206
Other intangible assets, net	151,174	164,365
Capitalized data and database costs, net	306,248	304,006
Investment in affiliates, net	110,078	113,809
Deferred income tax assets, long-term	36,553	38,305
Restricted cash	22,034	22,044
Other assets	128,831	125,120
Total assets	$3,078,917	$3,110,071
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$128,130	$122,859
Accrued salaries and benefits	83,938	86,444
Income taxes payable	33,794	—
Deferred revenue, current	224,017	201,689
Current portion of long-term debt	955	62,268
Liabilities of discontinued operations	25,354	27,399
Total current liabilities	496,188	500,659
Long-term debt, net of current	793,660	846,027
Deferred revenue, net of current	314,579	338,799
Deferred income tax liabilities, long term	17,761	18,383
Other liabilities	167,158	161,382
Total liabilities	1,789,346	1,865,250

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 105,265 and 106,544 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	1,040,908	1,053,447
Retained earnings	265,474	209,389
Accumulated other comprehensive loss	(18,943)	(20,316)
Total CoreLogic stockholders' equity	1,287,440	1,242,521
Noncontrolling interests	2,131	2,300
Total equity	1,289,571	1,244,821
Total liabilities and equity	$3,078,917	$3,110,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Operating revenues	$389,361	$328,421	$747,462	$644,703
External cost of revenues	93,216	69,337	173,597	133,278
Salaries and benefits	134,510	142,027	272,252	283,023
Other operating expenses	63,168	71,946	128,428	133,678
Depreciation and amortization	30,905	26,278	60,396	49,315
Total operating expenses	321,799	309,588	634,673	599,294
Income from continuing operations	67,562	18,833	112,789	45,409
Interest expense:
Interest income	761	1,221	1,462	3,188
Interest expense	14,095	23,030	28,938	32,547
Total interest expense, net	(13,334)	(21,809)	(27,476)	(29,359)
(Loss)/gain on investments and other, net	(1,252)	60,041	389	90,901
Income from continuing operations before equity in earnings of affiliates and income taxes	52,976	57,065	85,702	106,951
Provision for income taxes	23,578	22,495	36,816	56,294
Income from continuing operations before equity in earnings of affiliates	29,398	34,570	48,886	50,657
Equity in earnings of affiliates, net of tax	11,745	5,719	21,215	12,053
Net income from continuing operations	41,143	40,289	70,101	62,710
Gain/(loss) from discontinued operations, net of tax	983	(8,556)	(7,985)	(6,905)
Gain/(loss) from sale of discontinued operations, net of tax	466	—	(2,987)	—
Net income	42,592	31,733	59,129	55,805
Less: Net (loss)/income attributable to noncontrolling interests	(65)	248	(158)	1,065
Net income attributable to CoreLogic	$42,657	$31,485	$59,287	$54,740
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$41,208	$40,041	$70,259	$61,645
Gain/(loss) from discontinued operations, net of tax	983	(8,556)	(7,985)	(6,905)
Gain/(loss) from sale of discontinued operations, net of tax	466	—	(2,987)	—
Net income attributable to CoreLogic	$42,657	$31,485	$59,287	$54,740
Basic income/(loss) per share:
Net income from continuing operations	$0.39	$0.37	$0.66	$0.55
Gain/(loss) from discontinued operations, net of tax	0.01	(0.08)	(0.08)	(0.06)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.03)	—
Net income attributable to CoreLogic	$0.40	$0.29	$0.55	$0.49
Diluted income/(loss) per share:
Net income from continuing operations	$0.39	$0.37	$0.66	$0.55
Gain/(loss) from discontinued operations, net of tax	0.01	(0.08)	(0.07)	(0.06)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.03)	—
Net income attributable to CoreLogic	$0.40	$0.29	$0.56	$0.49
Weighted-average common shares outstanding:
Basic	105,895	108,018	106,245	111,781
Diluted	106,468	108,641	106,886	112,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net income attributable to CoreLogic	$42,657	$31,485	$59,287	$54,740
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	1,051	272	1,099	(93)
Unrealized loss on interest rate swap, net of tax	(690)	(3,541)	(765)	(2,704)
Foreign currency translation adjustments	(3,152)	1,023	1,015	1,291
Supplemental benefit plans gain/(loss) adjustment, net of tax	29	(17)	24	(78)
Investment gain reclassified to net income, net of tax	—	(246)	—	(15,022)
Total other comprehensive (loss)/income	(2,762)	(2,509)	1,373	(16,606)
Comprehensive income attributable to CoreLogic	$39,895	$28,976	$60,660	$38,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$59,129	$55,805
Less: Loss from discontinued operations, net of tax	(7,985)	(6,905)
Less: Loss from sale of discontinued operations, net of tax	(2,987)	—
Net income from continuing operations	70,101	62,710
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	60,396	49,315
Provision for bad debt and claim losses	11,205	11,380
Share-based compensation	9,031	5,978
Equity in earnings of affiliates, net of taxes	(21,215)	(12,053)
Loss on sale of property and equipment	960	—
Loss on early extinguishment of debt	353	10,190
Deferred income tax	903	25,538
Gain on investments and other, net	(389)	(90,901)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26,658)	8,728
Prepaid expenses and other current assets	878	(13,491)
Accounts payable and accrued expenses	2,257	(11,989)
Deferred revenue	(1,892)	(23,554)
Due to/from FAFC	471	(15,092)
Income taxes	47,153	7,354
Dividends received from investments in affiliates	37,219	23,144
Other assets and other liabilities	(7,706)	(1,353)
Net cash provided by operating activities - continuing operations	183,067	35,904
Net cash provided by operating activities - discontinued operations	9,490	5,557
Total cash provided by operating activities	$192,557	$41,461
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	—	(72,000)
Purchases of capitalized data and other intangible assets	(15,397)	(13,158)
Purchases of property and equipment	(24,939)	(22,674)
Cash paid for acquisitions, net of cash acquired	—	(184,220)
Purchases of investments	—	(28,721)
Proceeds from sale of property and equipment	1,832	—
Proceeds from sale of investments	—	53,847
Change in restricted cash	123	—
Net cash used in investing activities - continuing operations	(38,381)	(266,926)
Net cash used in investing activities - discontinued operations	(4,745)	(2,999)
Total cash used in investing activities	$(43,126)	$(269,925)
Cash flows from financing activities:
Proceeds from long-term debt	—	857,646
Debt issuance costs	—	(21,636)
Repayment of long-term debt	(113,825)	(704,619)
Proceeds from issuance of stock related to stock options and employee benefit plans	768	3,420
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,577)	(1,844)
Shares repurchased and retired	(28,744)	(176,512)
Distribution to noncontrolling interests	(10)	(4,615)
Tax benefit related to stock options	109	367
Net cash used in financing activities - continuing operations	(144,279)	(47,793)
Net cash provided by financing activities - discontinued operations	2	—
Total cash used in financing activities	$(144,277)	$(47,793)
Net increase/(decrease) in cash and cash equivalents	5,154	(276,257)
Cash and cash equivalents at beginning of period	259,266	426,212
Less: Change in cash and cash equivalents - discontinued operations	4,747	2,558
Cash and cash equivalents at end of period	$259,673	$147,397

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,632	$19,421
Cash paid for income taxes	$8,708	$19,569
Cash refunds from income taxes	$14,394	$6,088
Non-cash financing activities:
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$—	$(3,800)
Non-cash investing activities:
Note payable issued for investment in affiliate	$—	$12,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2011	106,544	$1	$1,053,447	$209,389	$(20,316)	$2,300	$1,244,821
Net income/(loss)	—	—	—	59,287	—	(158)	59,129
Shares issued in connection with share-based compensation	405	—	768	—	—	—	768
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,577)	—	—	—	(2,577)
Share-based compensation	—	—	9,082	—	—	—	9,082
Shares repurchased and retired	(1,684)	—	(28,744)	—	—	—	(28,744)
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Additional Separation distribution of FAFC	—	—	8,932	(3,202)	—	—	5,730
Other comprehensive income	—	—	—	—	1,373	—	1,373
Balance as of June 30, 2012	105,265	$1	$1,040,908	$265,474	$(18,943)	$2,131	$1,289,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc. and its subsidiaries (collectively "we", "us" or "our") is a leading provider of information, analytics and business services to mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $538.0 million as of June 30, 2012 and $593.9 million at December 31, 2011. Escrow deposits held on behalf of our customers are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of investment. We recorded equity in earnings of affiliates net of tax of $11.7 million and $5.7 million for the three months ended June 30, 2012 and 2011, respectively, and $21.2 million and $12.1 million for the six months ended June 30, 2012 and 2011, respectively. Income tax expense of $7.5 million and $3.8 million was recorded on these earnings for the three months ended June 30, 2012 and 2011, respectively, and $13.5 million and $8.0 million for the six months ended June 30, 2012 and 2011, respectively.

One of our subsidiaries owns a 50.1% interest in a joint venture that provides products and services used in connection with loan originations. This investment in affiliate contributed 67.3% and 96.3% of our total equity in earnings of affiliates, net of tax, for the three months ended June 30, 2012 and 2011, respectively, and 73.3% and 88.3% for the six months ended June 30, 2012 and 2011, respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Statement of operations
Net revenues	$127,441	$89,620	$250,771	$174,313
Expenses	101,014	71,160	198,735	138,626
Income before income taxes	$26,427	$18,460	$52,036	$35,687
Net income	$26,291	$18,314	$51,759	$35,392
CoreLogic equity in earnings of affiliate, pre-tax	$13,172	$9,175	$25,931	$17,731

In July 2012, we completed our acquisition of the remaining interest in RELS Reporting Services, LLC (dba RELS Credit) ("RELS Credit"), which resulted in a non-cash impairment charge of $1.2 million in our investments in affiliates, net for the three and six months ended of June 30, 2012. This non-cash impairment charge is included in gain/(loss) on investment and other, net in the accompanying condensed consolidated statements of income.

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $22.7 million and $20.9 million as of June 30, 2012 and December 31, 2011, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. For the six months ended June 30, 2011, we sold marketable securities resulting in a realized pre-tax gain of $24.9 million. There were no gains or losses recognized on sales of marketable securities for the three months ended June 30, 2011 and the three and six months ended June 30, 2012.

Note 4 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the six months ended June 30, 2012, is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Default Services	Consolidated
Balance at January 1, 2012
Goodwill	$649,648	$680,674	$149,409	$1,479,731
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	649,048	673,749	149,409	1,472,206
Translation adjustments	940	—	—	940
Balance at June 30, 2012
Goodwill, net	$649,988	$673,749	$149,409	$1,473,146

We have reclassified $1.6 million and $17.3 million of goodwill, net, to assets of discontinued operations as of June 30, 2012 and December 31, 2011, respectively.

Note 5 – Other Intangible Assets, net

Other intangible assets consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011
Customer lists	$257,957	$276,112
Noncompete agreements	6,359	7,898
Trade names and licenses	24,447	24,402
	288,763	308,412
Less accumulated amortization	(137,589)	(144,047)
Other intangible assets, net	$151,174	$164,365

Amortization expense for other intangible assets was $6.7 million and $6.2 million for the three months ended June 30, 2012 and 2011, respectively, and $13.4 million and $11.0 million for the six months ended June 30, 2012 and 2011, respectively. We have reclassified $2.4 million and $2.6 million of other intangible assets, net, to assets of discontinued operations as of June 30, 2012 and December 31, 2011, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
Remainder of 2012	$13,317
2013	24,687
2014	17,810
2015	16,329
2016	15,230
Thereafter	63,801
$151,174

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2012	2011
Acquisition related notes:
Non-interest bearing acquisition note due in $5.0 million installments March 2014 and 2016	$8,503	$13,209
Notes:
7.25% senior notes due June 2021	393,000	400,000
5.7% senior debentures due August 2014	1,175	1,175
7.55% senior debentures due April 2028	59,645	59,645
8.5% deferrable interest subordinated notes due April 2012	—	34,768
Bank debt:
Revolving line of credit borrowings due March 2016, weighted average interest rate of 6.8%	51,190	51,045
Term loan facility borrowings through March 2016, weighted average interest rate of 4.0%	280,000	341,250
Other debt:
Various interest rates with maturities through 2013	1,102	7,203
Total long-term debt	794,615	908,295
Less current portion of long-term debt	955	62,268
Long-term debt, net of current portion	$793,660	$846,027

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and the guarantees of the Notes are full and unconditional and joint and several. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. For the six months ended June 30, 2012, we repurchased $7.0 million of the Notes. As of June 30, 2012, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of June 30, 2012, A$50.0 million, or $51.2 million, is outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data Limited ("RP Data"). The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate. For the six months ended June 30, 2012, we paid $61.3 million of outstanding indebtedness under the Term Facility of which $43.8 million was a prepayment. This prepayment was applied to the most current portion of the term loan amortization schedule.

As of June 30, 2012 and December 31, 2011, we have recorded $3.7 million and $4.4 million, respectively, of accrued interest expense. For the six months ended June 30, 2012, debt prepayments resulted in $0.4 million of incremental interest expense in the accompanying condensed consolidated statements of income due to the write-off of unamortized debt issuance costs.

Acquisition-Related Notes

In March 2011, we entered into a new settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of June 30, 2012, the discounted balance outstanding under the note was $8.5 million.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) with a termination date of May 2016. The Swaps had an initial notional value of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $6.3 million and $5.1 million at June 30, 2012 and December 31, 2011, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other assets.

For the three months ended June 30, 2012 and June 30, 2011, unrealized losses of $0.7 million (net of $0.5 million in deferred taxes) and $3.5 million (net of $2.4 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps. For the six months ended June 30, 2012 and June 30, 2011, unrealized losses of $0.8 million (net of $0.5 million in deferred taxes) and $2.7 million (net of $1.8 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps.

Note 7 – Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 44.5% and 39.4% for the three months ended June 30, 2012 and 2011, respectively, and 43.0% and 52.6% for the six months ended June 30, 2012 and 2011, respectively. The change in the effective rate is primarily attributable to the reversal of a deferred tax asset related to our interest in Dorado Network Systems Corporation (“Dorado”) when it was held as an equity method investment during the six months ended June 30, 2011. Income taxes included in equity in earnings of affiliates were $7.5 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively, and $13.5 million and $8.0 million for the six months ended June 30, 2012 and 2011, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and eliminations group.

As of June 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $56.3 million and $19.3 million, respectively. The increase in the liability as of June 30, 2012 relates primarily to the Company's claim, on behalf of FAFC, for a timing adjustment in a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of June 30, 2012, the liability can be reduced by $1.8 million of offsets related to state income taxes and timing adjustments. The net amount of $54.5 million, if recognized, would favorably affect the Company's effective tax rate and after considering the impact of the agreement with FAFC, the impact to net income would be $6.8 million.

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

We entered into a Tax Sharing Agreement with FAFC in connection with the Separation. The Tax Sharing Agreement governs ours and FAFC’s respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of

1986, as amended, and taxes incurred in connection with certain internal transactions undertaken in anticipation of the Separation. Our rights, responsibilities and obligations under the Tax Sharing Agreement are discussed in our Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011, as amended.

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$41,208	$40,041	$70,259	$61,645
Gain/(loss) from discontinued operations, net of tax	983	(8,556)	(7,985)	(6,905)
Gain/(loss) from sale of discontinued operations, net of tax	466	—	(2,987)	—
Net income attributable to CoreLogic	$42,657	$31,485	$59,287	$54,740
Denominator:
Weighted-average shares for basic income/(loss) per share	105,895	108,018	106,245	111,781
Dilutive effect of stock options and restricted stock units	573	623	641	705
Weighted-average shares for diluted income/(loss) per share	106,468	108,641	106,886	112,486
Income/(loss) per share
Basic:
Net income from continuing operations	$0.39	$0.37	$0.66	$0.55
Gain/(loss) from discontinued operations, net of tax	0.01	(0.08)	(0.08)	(0.06)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.03)	—
Net income attributable to CoreLogic	$0.40	$0.29	$0.55	$0.49
Diluted:
Net income from continuing operations	$0.39	$0.37	$0.66	$0.55
Gain/(loss) from discontinued operations, net of tax	0.01	(0.08)	(0.07)	(0.06)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.03)	—
Net income attributable to CoreLogic	$0.40	$0.29	$0.56	$0.49

For the three months ended June 30, 2012 and 2011, 5.1 million and 5.7 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the six months ended June 30, 2012 and 2011, 4.9 million and 5.2 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of June 30, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$259,673	$—	$259,673
Restricted cash	—	22,034	22,034
Equity securities	22,683	—	22,683
Total Financial Assets	$282,356	$22,034	$304,390

Financial Liabilities:
Total debt	—	832,279	832,279
Total Financial Liabilities	$—	$832,279	$832,279

Derivatives:
Interest rate swap agreements	$—	$(6,330)	$(6,330)

The fair values of our financial instruments as of December 31, 2011 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$259,266	$—	$259,266
Restricted cash	—	22,044	22,044
Equity securities	20,884	—	20,884
Total Financial Assets	$280,150	$22,044	$302,194

Financial Liabilities:
Total debt	—	828,990	828,990
Total Financial Liabilities	$—	$828,990	$828,990

Derivatives:
Interest rate swap agreements	$—	$(5,078)	$(5,078)

Note 10 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011. The Plan permits the grant of restricted stock units (“RSUs”), performance-based restricted stock units ("PBRSUs"), stock options, stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so that the Company will have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

Restricted Stock Units

For the six months ended June 30, 2012, we awarded 718,315 RSUs with an estimated grant date fair value of $11.9 million. The RSU awards will vest ratably over three years.

RSU activity for the six months ended June 30, 2012, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2011	1,193	$17.74
RSUs granted	718	$16.58
RSUs vested	(409)	$18.21
RSUs forfeited	(40)	$16.46
Unvested RSUs outstanding at June 30, 2012	1,462	$17.07

As of June 30, 2012, there was $16.8 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2012, we awarded 345,348 PBRSUs with an estimated grant date fair value of $5.5 million. These awards are subject to both service-based and performance-based vesting. The performance period is from January 1, 2012 to December 31, 2012 and the performance metric is adjusted earnings per share. To the extent the performance criteria are satisfied, the awards vest on December 31, 2014.

PBRSU activity for the six months ended June 30, 2012, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2011	988	$17.71
PBRSUs granted	345	$16.05
PBRSUs vested	(103)	$17.76
PBRSUs forfeited	(41)	$17.92
Unvested PBRSUs outstanding at June 30, 2012	1,189	$17.22

As of June 30, 2012, there was $15.3 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

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

	For the Three Months Ended
	June 30,
	2012	2011
Expected dividend yield	—%	—%
Risk-free interest rate (1)	1.00%	2.01%
Expected volatility (2)	42.81%	32.02%
Expected life (3)	5.5	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

Option activity for the six months ended June 30, 2012 is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,601	$20.78
Options granted	581	$16.00
Options exercised	(76)	$13.82
Options canceled	(590)	$21.63
Options outstanding at June 30, 2012	4,516	$20.11	5.6	$3,922
Options vested and expected to vest at June 30, 2012	4,457	$20.16	5.5	$3,801
Options exercisable at June 30, 2012	2,912	$21.88	3.8	$1,418

As of June 30, 2012, there was $8.0 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

The intrinsic value of options exercised was $0.3 million for both the six months ended June 30, 2012 and 2011. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allowed eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter. The employee stock purchase plan expired in September 2011. We recognized an expense for the amount equal to the discount.

The following table sets forth the stock-based compensation expense recognized for the three months ended June 30, 2012 and 2011.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
RSUs	$2,575	$1,999	4,788	3,741
PBRSUs	1,164	319	2,524	904
Stock options	938	434	1,719	1,141
Employee stock purchase plan	—	116	—	192
	$4,677	$2,868	$9,031	$5,978

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

We have $3.4 million as of June 30, 2012 and $6.9 million as of December 31, 2011 reserved for litigation and regulatory contingency matters.

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

The lawsuit concerns appraisal services eAppraiseIT obtained for Washington Mutual Bank (“WaMu”) in New York in 2006-2007. The Attorney General asserts that eAppraiseIT acceded to pressure from WaMu in the spring of 2007 and agreed to use a panel of appraisers chosen by WaMu's loan origination staff because they allegedly provided opinions of value that would allow loans to close and that First American and eAppraiseIT falsely represented to the public that the appraisals produced through their efforts were independent of the lender and in compliance with Uniform Standards of Professional Appraisal Practice. The Attorney General subsequently dropped its damages claims, but continues to seek civil penalties, restitution, disgorgement, and unspecified injunctive relief. On November 22, 2011, the Court of Appeals of New York issued a divided ruling affirming lower court decisions denying the defendants' motion to dismiss the complaint on grounds that the Attorney General's claims are pre-empted by federal law. On April 16, 2012, the United States Supreme Court declined to review the Court of Appeals decision. The bench trial for this matter began on June 13, 2012 in New York state trial court and is currently ongoing on a schedule of several days of testimony per month.

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

On July 2, 2010, the Court denied plaintiff's first motion for class certification. On November 19, 2010, the plaintiffs filed a renewed motion for class certification. On April 25, 2012, the Court granted plaintiffs' renewed motion and certified a nationwide class of all persons who, on or after June 1, 2006, received home loans from WaMu in connection with appraisals that were obtained through eAppraiseIT. CoreLogic Valuation Services, LLC (“CVS”), as the successor to eAppraiseIT, intends to seek appeal of that decision. On July 12, 2012, the Ninth Circuit Court of Appeals declined to review the class certification order.

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
At June 30, 2012, no reserves were considered necessary.

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

Note 12 – Discontinued Operations

As of June 30, 2012, we determined to wind down our wholly-owned consumer services business in lieu of a sale. As of March 31, 2012, we determined to wind down our wholly-owned appraisal management company business in lieu of a sale which resulted in a pre-tax write-down of the remaining goodwill of $13.9 million in the first quarter of 2012.

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

On December 22, 2010, we entered into a purchase agreement with an affiliate of Symphony Technology Group, pursuant to which we sold our employer and litigation services businesses. For the three months ended June 30, 2012, we recognized a loss on sale of discontinued operations, net of tax of $0.5 million for changes in tax related accruals due to expenses incurred in the first quarter of 2012.

Summarized below are certain assets and liabilities classified as discontinued operations as of June 30, 2012 and December 31, 2011:

(in thousands)	Data Analytics		Mortgage Origination	Default
As of June 30, 2012	Marketing	Consumer	Appraisal	Transportation	Total
Current assets	$837	$16,672	$357	$11,524	$29,390
Property and equipment, net	—	92	407	1,618	2,117
Goodwill and other identifiable intangible assets, net	—	2,090	—	1,877	3,967
Other assets	—	—	—	100	100
Total assets	$837	$18,854	$764	$15,119	$35,574

Total liabilities	$1,439	$10,359	$6,420	$7,136	$25,354

As of December 31, 2011
Current assets	$3,380	$14,833	$1,038	$13,252	$32,503
Property and equipment, net	—	114	911	1,967	2,992
Goodwill and other identifiable intangible assets, net	—	2,109	13,959	3,845	19,913
Other assets	—	—	—	108	108
Total assets	$3,380	$17,056	$15,908	$19,172	$55,516

Total liabilities	$(2,210)	$11,849	$10,907	$6,853	$27,399

Summarized below are the components of our income/(loss) from discontinued operations for the three months ended June 30, 2012 and 2011:

(in thousands)	Data and Analytics		Mortgage Origination	Default
For the three months ended June 30, 2012	Marketing	Consumer	Appraisal	Transportation	Total
Operating revenue	$—	$24,527	$8,212	$16,785	$49,524
Income/(loss) from discontinued operations before income taxes	55	3,796	(2,353)	(1,701)	(203)
Income tax expense/(benefit)	21	1,480	(924)	(1,763)	(1,186)
Income/(loss) from discontinued operations, net of tax	$34	$2,316	$(1,429)	$62	$983

For the three months ended June 30, 2011
Operating revenue	$4,936	$24,686	$21,709	$16,650	$67,981
(Loss)/income from discontinued operations before income taxes	(13,605)	1,755	(2,809)	399	(14,260)
Income tax (benefit)/expense	(5,442)	702	(1,124)	160	(5,704)
(Loss)/income from discontinued operations, net of tax	$(8,163)	$1,053	$(1,685)	$239	$(8,556)

Summarized below are the components of our income/(loss) from discontinued operations for the six months ended June 30, 2012 and 2011:

	Data and Analytics		Business Information
For the six months ended June 30 2012	Marketing	Consumer	Transportation	Appraisal	Total
Operating revenue	$—	$47,363	$34,792	$18,199	$100,354
(Loss)/income from discontinued operations before income taxes	177	5,526	(1,730)	(16,554)	(12,581)
Income tax expense/(benefit)	69	2,151	(1,774)	(5,042)	(4,596)
(Loss)/income, net of tax	108	3,375	44	(11,512)	(7,985)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
(Loss)/income from discontinued operations, net of tax	$108	$3,375	$44	$(11,512)	$(7,985)

For the six months ended June 30, 2011
Operating revenue	$22,969	$50,566	$34,610	$47,548	$155,693
(Loss)/income from discontinued operations before income taxes	(13,667)	5,780	1,053	(4,675)	(11,509)
Income tax benefit	(5,467)	2,312	421	(1,870)	(4,604)
Income/(loss), net of tax	(8,200)	3,468	632	(2,805)	(6,905)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Income/(loss) from discontinued operations, net of tax	$(8,200)	$3,468	$632	$(2,805)	$(6,905)

Note 13 – Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the three months ended June 30, 2012 and 2011, the net amount of $1.7 million and $1.4 million, respectively, (reflecting services provided by us to FAFC and from FAFC to us) was recognized as a reduction of other operating expenses in connection with the transition services agreements. For the six months ended June 30, 2012 and 2011, the net amount of $3.3 million and $3.1 million, respectively, was recognized as a reduction of other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At June 30, 2012, no reserves were considered necessary. See further discussion at Note 11 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We recorded a receivable, in other assets in the accompanying Condensed Consolidated Balance Sheets, for these contingent tax obligations from FAFC of $40.7 million and $34.4 million as of June 30, 2012 and December 31, 2011, respectively. The liability for income taxes associated with uncertain tax positions was $47.6 million and $10.4 million as of June 30, 2012 and December 31, 2011, respectively. See further discussion at Note 7 – Income Taxes.

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

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2012 and 2011.

During the three and six months ended June 30, 2012 and 2011, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $3.8 million and $4.2 million for the three months ended June 30, 2012 and 2011, respectively. The revenue associated with these transactions, which primarily relate to sales of data and other settlement services totaled $7.5 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $0.3 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively. The expenses related to these transactions, which primarily related to the purchase of data and other settlement services, totaled $0.6 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.

Note 14 – Segment Information

We have organized our reportable segments into the following three segments: data and analytics, mortgage origination services and default services.

Data and Analytics. Our data and analytics segment owns or licenses data including real estate information (such as property characteristic information, mortgage information, collateral information, and images of publicly recorded documents relating to real property), mortgage-backed securities information, criminal and eviction records, employment verification, and under-banked credit information. We both license our data directly to our customers and provide our customers with analytical products for risk management, collateral assessment, loan quality reviews and fraud assessment. We also provide consumer screening and risk management for the multi-family housing and under-banked credit services industries. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our data and analytics segment includes intercompany revenues of $2.2 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively, and $6.2 million and $7.0 million for the six months ended June 30, 2012 and 2011, respectively. The segment also includes intercompany expenses of $1.9 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively, and $3.5 million and $6.5 million for the six months ended June 30, 2012 and 2011, respectively.

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

Our mortgage origination services segment includes intercompany revenues of $0.8 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. The segment also includes intercompany expenses of $2.2 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively, and $6.2 million and $19.3 million for the six months ended June 30, 2012 and 2011, respectively.

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

Our default services segment includes intercompany revenues of $0.8 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. The segment also includes intercompany expenses of $0.1 million and $4.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $8.6 million for the six months ended June 30, 2012 and 2011, respectively.

Corporate and Eliminations consists primarily of investment gains and losses, corporate personnel, and other operating expenses associated with our corporate facilities, certain technology initiatives, income taxes included in equity in earnings of affiliates, unallocated interest expense and elimination of intercompany revenues included in the results of the reportable segments.

Selected financial information by reportable segment is as follows:

(in thousands)
For the three months ended June 30, 2012	Operating Revenue	Depreciation and Amortization	Income From Continuing Operations	Equity in Earnings of Affiliates, Net of Tax	Net Income From Continuing Operations	Capital Expenditures
Data and analytics	$145,805	$18,246	$30,946	$571	$31,103	$14,119
Mortgage origination services	154,139	7,392	39,908	18,533	58,364	4,297
Default services	93,646	1,811	19,790	—	19,860	1,063
Corporate and eliminations	(4,229)	3,456	(23,082)	(7,359)	(68,184)	379
Consolidated (excluding discontinued operations)	$389,361	$30,905	$67,562	$11,745	$41,143	$19,858

For the three months ended June 30, 2011
Data and analytics	$129,700	$14,128	$16,755	$(474)	$16,364	$12,098
Mortgage origination services	119,925	6,039	15,442	10,029	26,167	3,365
Default services	82,201	1,342	12,008	(78)	11,981	1,372
Corporate and eliminations	(3,405)	4,769	(25,372)	(3,758)	(14,223)	2,978
Consolidated (excluding discontinued operations)	$328,421	$26,278	$18,833	$5,719	$40,289	$19,813

For the six months ended June 30 2012
Data and analytics	$286,940	$35,654	$53,069	$1,215	$53,572	$27,913
Mortgage origination services	301,825	14,810	72,325	33,388	105,339	8,854
Default services	168,630	2,606	30,209	—	30,353	1,884
Corporate and eliminations	(9,933)	7,326	(42,814)	(13,388)	(119,163)	1,685
Consolidated (excluding discontinued operations)	$747,462	$60,396	$112,789	$21,215	$70,101	$40,336

For the six months ended June 30, 2011
Data and analytics	$247,061	$25,862	$33,761	$739	$35,162	$20,966
Mortgage origination services	241,336	11,177	33,005	19,323	78,769	5,545
Default services	165,265	2,659	26,655	(96)	26,136	1,981
Corporate and eliminations	(8,959)	9,617	(48,012)	(7,913)	(77,357)	7,340
Consolidated (excluding discontinued operations)	$644,703	$49,315	$45,409	$12,053	$62,710	$35,832

(in thousands)	As of	As of
Assets	June 30, 2012	December 31, 2011
Data and analytics	$1,249,640	$1,248,436
Mortgage origination services	1,033,715	1,039,069
Default services	222,761	226,034
Corporate and eliminations	537,227	541,016
Consolidated (excluding discontinued operations)	$3,043,343	$3,054,555

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

	Condensed Balance Sheet
	As of June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$284,717	$322,528	$40,422	$—	$647,667
Property and equipment, net	7,215	163,856	32,115	—	203,186
Goodwill	—	1,288,328	184,818	—	1,473,146
Other identifiable intangible assets, net	—	98,233	52,941	—	151,174
Capitalized data and database cost, net	—	222,391	83,857	—	306,248
Investments in affiliates	—	104,506	5,572	—	110,078
Deferred income tax assets, long-term	51,452	(17,866)	2,967	—	36,553
Restricted cash	18,299	305	3,430	—	22,034
Investment in subsidiaries	1,770,565	—	—	(1,770,565)	—
Other assets	98,356	28,412	2,063	—	128,831
Total assets	$2,230,604	$2,210,693	$408,185	$(1,770,565)	$3,078,917

Liabilities and equity:
Current liabilities	$71,496	$380,550	$44,142	$—	$496,188
Long-term debt, net	733,820	8,650	51,190	—	793,660
Deferred revenue	—	314,579	—	—	314,579
Deferred income taxes, long term	—	(5,239)	23,000	—	17,761
Other liabilities	135,717	27,343	4,098	—	167,158
Total equity	1,289,571	1,484,810	285,755	(1,770,565)	1,289,571
Total liabilities and equity	$2,230,604	$2,210,693	$408,185	$(1,770,565)	$3,078,917

	Condensed Balance Sheet
	As of December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$284,329	$339,098	$32,552	$—	$655,979
Property and equipment, net	8,500	175,129	30,608	—	214,237
Goodwill	—	1,288,328	183,878	—	1,472,206
Other identifiable intangible assets, net	—	107,994	56,371	—	164,365
Capitalized data and database cost, net	—	218,534	85,472	—	304,006
Investments in affiliates	—	108,323	5,486	—	113,809
Deferred income tax assets, long-term	53,724	(15,419)	—	—	38,305
Restricted cash	18,298	122	3,624	—	22,044
Investment in subsidiaries	1,799,365	—	—	(1,799,365)	—
Other assets	92,910	30,151	2,059	—	125,120
Total assets	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

Liabilities and equity:
Current liabilities	$95,237	$369,631	$35,791	$—	$500,659
Long-term debt, net	784,570	10,412	51,045	—	846,027
Deferred revenue	—	338,799	—	—	338,799
Deferred income taxes, long term	—	—	18,383	—	18,383
Other liabilities	132,498	24,333	4,551	—	161,382
Total equity	1,244,821	1,509,085	290,280	(1,799,365)	1,244,821
Total liabilities and equity	$2,257,126	$2,252,260	$400,050	$(1,799,365)	$3,110,071

	Condensed Statement of Operations
	For the three months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$367,018	$22,343	$—	$389,361
External cost of revenues	—	89,513	3,703	—	93,216
Salaries and benefits	19,054	102,513	12,943	—	134,510
Other operating expenses	(5,785)	68,623	330	—	63,168
Depreciation and amortization	603	24,059	6,243	—	30,905
(Loss)/income from continuing operations	(13,872)	82,310	(876)	—	67,562
Total interest expense, net	(12,508)	(2)	(824)	—	(13,334)
(Loss)/gain on investment and other, net	(296)	(1,547)	591	—	(1,252)
(Benefit)/provision for income taxes	(6,944)	27,960	2,562	—	23,578
Equity in earnings of affiliates, net of tax	—	11,405	340	—	11,745
Equity in earnings of subsidiary, net of tax	62,323	—	—	(62,323)	—
Net income/(loss) from continuing operations, net of tax	42,591	64,206	(3,331)	(62,323)	41,143
Gain from discontinued operations, net of tax	—	983	—	—	983
Gain on sale of discontinued operations, net of tax	—	466	—	—	466
Net income/(loss)	42,591	65,655	(3,331)	(62,323)	42,592
Less: Net loss attributable to noncontrolling interest	(65)	—	—	—	(65)
Net income/(loss) attributable to CoreLogic	$42,656	$65,655	$(3,331)	$(62,323)	$42,657
Total other comprehensive income/(loss)	(2,762)	—	(3,152)	3,152	(2,762)
Comprehensive income/(loss) attributable to CoreLogic	$39,894	$65,655	$(6,483)	$(59,171)	$39,895

	Condensed Statement of Operations
	For the three months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$295,767	$32,654	$—	$328,421
External cost of revenues	538	67,522	1,277	—	69,337
Salaries and benefits	16,885	107,159	17,983	—	142,027
Other operating expenses	6,635	59,325	5,986	—	71,946
Depreciation and amortization	931	22,249	3,098	—	26,278
(Loss)/income from continuing operations	(24,989)	39,512	4,310	—	18,833
Total interest expense, net	(21,457)	(186)	(166)	—	(21,809)
Gain on investment and other, net	59,952	7	82	—	60,041
Provision for income taxes	5,700	15,628	1,167	—	22,495
Equity in earnings/(loss) of affiliates, net of tax	—	5,797	(78)	—	5,719
Equity in earnings of subsidiary, net of tax	23,927	—	—	(23,927)	—
Net income from continuing operations, net of tax	31,733	29,502	2,981	(23,927)	40,289
Loss from discontinued operations, net of tax	—	(8,556)	—	—	(8,556)
Net income/(loss)	31,733	20,946	2,981	(23,927)	31,733
Less: Net income attributable to noncontrolling interest	248	—	—	—	248
Net income attributable to CoreLogic	$31,485	$20,946	$2,981	$(23,927)	$31,485
Total other comprehensive (loss)/income	(2,509)	120	1,023	(1,143)	(2,509)
Comprehensive income attributable to CoreLogic	$28,976	$21,066	$4,004	$(25,070)	$28,976

	Condensed Statement of Operations
	For the six months ended June 30 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$702,802	$44,660	$—	$747,462
External cost of revenues	—	167,067	6,530	—	173,597
Salaries and benefits	41,432	207,172	23,648	—	272,252
Other operating expenses	(10,264)	133,015	5,677	—	128,428
Depreciation and amortization	1,528	46,826	12,042	—	60,396
(Loss)/income from continuing operations	(32,696)	148,722	(3,237)	—	112,789
Total interest (expense)/income, net	(25,999)	188	(1,665)	—	(27,476)
Gain/(loss) on investment and other, net	1,345	(1,547)	591	—	389
(Benefit)/provision for income taxes	(21,470)	56,365	1,921	—	36,816
Equity in earnings of affiliates, net of tax	—	20,571	644	—	21,215
Equity in earnings of subsidiary, net of tax	95,010	—	—	(95,010)	—
Net income/(loss) from continuing operations, net of tax	59,130	111,569	(5,588)	(95,010)	70,101
Loss from discontinued operations, net of tax	—	(7,985)	—	—	(7,985)
Loss on sale of discontinued operations, net of tax	—	(2,987)	—	—	(2,987)
Net income/(loss)	59,130	100,597	(5,588)	(95,010)	59,129
Less: Net loss attributable to noncontrolling interest	(158)	—	—	—	(158)
Net income/(loss) attributable to CoreLogic	$59,288	$100,597	$(5,588)	$(95,010)	$59,287
Total other comprehensive income	1,373	—	1,015	(1,015)	1,373
Comprehensive income/(loss) attributable to CoreLogic	$60,661	$100,597	$(4,573)	$(96,025)	$60,660

	Condensed Statement of Operations
	For the six months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$590,792	$53,911	$—	$644,703
External cost of revenues	925	130,603	1,750	—	133,278
Salaries and benefits	40,358	212,230	30,435	—	283,023
Other operating expenses	4,639	119,426	9,613	—	133,678
Depreciation and amortization	1,858	43,503	3,954	—	49,315
(Loss)/income from continuing operations	(47,780)	85,030	8,159	—	45,409
Total interest (expense)/income, net	(29,433)	41	33	—	(29,359)
Gain on investment and other, net	66,659	24,160	82	—	90,901
Provision for income taxes	10,284	43,064	2,946	—	56,294
Equity in earnings/(loss) of affiliates, net of tax	—	12,131	(78)	—	12,053
Equity in earnings of subsidiary, net of tax	76,644	—	—	(76,644)	—
Net income from continuing operations, net of tax	55,806	78,298	5,250	(76,644)	62,710
Loss from discontinued operations, net of tax	—	(6,905)	—	—	(6,905)
Net income/(loss)	55,806	71,393	5,250	(76,644)	55,805
Less: Net income attributable to noncontrolling interest	1,065	—	—	—	1,065
Net income/(loss) attributable to CoreLogic	$54,741	$71,393	$5,250	$(76,644)	$54,740
Total other comprehensive (loss)/income	(16,606)	(13,973)	1,291	12,682	(16,606)
Comprehensive income/(loss) attributable to CoreLogic	$38,135	$57,420	$6,541	$(63,962)	$38,134

	Condensed Statement of Cash Flows
	For the six months ended June 30 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by/(used in) operating activities - continuing operations	$3,463	$180,827	$(1,223)	$—	$183,067
Net cash provided by operating activities - discontinued operations	—	9,490	—	—	9,490
Total cash provided/(used in) by operating activities	$3,463	$190,317	$(1,223)	$—	$192,557
Cash flow from investing activities:					—
Purchases of property and equipment	(244)	(18,146)	(6,549)	—	(24,939)
Purchases of capitalized data and other intangible assets	—	(14,043)	(1,354)	—	(15,397)
Proceeds from sale of property and equipment	—	1,832	—	—	1,832
Change in restricted cash	—	(184)	307	—	123
Net cash used in investing activities - continuing operations	(244)	(30,541)	(7,596)	—	(38,381)
Net cash provided by investing activities - discontinued operations	—	(4,745)	—	—	(4,745)
Total cash used in investing activities	$(244)	$(35,286)	$(7,596)	$—	$(43,126)
Cash flow from financing activities:
Repayments of long-term debt	(103,018)	(10,726)	(81)	—	(113,825)
Share repurchases	(28,744)	—	—	—	(28,744)
Proceeds from issuance of stock related to stock options and employee benefit plans	768	—	—	—	768
Cash settlement of share-based compensation	(2,577)	—	—	—	(2,577)
Distribution to noncontrolling interests	(10)	—	—	—	(10)
Tax benefit related to stock options	109	—	—	—	109
Other	146,483	(151,145)	4,662	—	—
Net cash provided by/(used in) financing activities - continuing operations	13,011	(161,871)	4,581	—	(144,279)
Net cash provided by financing activities - discontinued operations	—	2	—	—	2
Total cash provided by/(used in) financing activities	$13,011	$(161,869)	$4,581	$—	$(144,277)
Net increase/(decrease) in cash and cash equivalents	16,230	(6,838)	(4,238)	—	5,154
Cash and cash equivalents at beginning of period	229,871	9,106	20,289	—	259,266
Change in cash and cash equivalents - discontinued operations	—	4,747	—	—	4,747
Cash and cash equivalents at end of period	$246,101	$(2,479)	$16,051	$—	$259,673

	Condensed Statement of Cash Flows
	For the six months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(45,325)	$66,832	$14,397	$—	$35,904
Net cash provided by operating activities - discontinued operations	—	5,557	—	—	5,557
Total cash (used in)/provided by operating activities	$(45,325)	$72,389	$14,397	$—	$41,461
Cash flow from investing activities:
Purchases of redeemable noncontrolling interests	(72,000)	—	—	—	(72,000)
Purchases of property and equipment	(296)	(18,954)	(3,424)	—	(22,674)
Purchases of capitalized data and other intangible assets	—	(13,117)	(41)	—	(13,158)
Cash paid for acquisitions, net of cash acquired	(184,593)	—	373	—	(184,220)
Purchases of investments	—	(28,721)	—	—	(28,721)
Proceeds from sale of investments	—	53,847	—	—	53,847
Net cash used in investing activities - continuing operations	(256,889)	(6,945)	(3,092)	—	(266,926)
Net cash used in investing activities - discontinued operations	—	(2,999)	—	—	(2,999)
Total cash used in investing activities	$(256,889)	$(9,944)	$(3,092)	$—	$(269,925)
Cash flow from financing activities:
Proceeds from long-term debt	750,000	54,035	53,611	—	857,646
Debt issuance costs	(21,636)	—	—	—	(21,636)
Repayments of long-term debt	(549,990)	(104,213)	(50,416)	—	(704,619)
Share repurchases	(176,512)	—	—	—	(176,512)
Proceeds from issuance of stock related to stock options and employee benefit plans	1,576	1,844	—	—	3,420
Distribution to noncontrolling interests	(4,615)	—	—	—	(4,615)
Tax benefit related to stock options	217	150	—	—	367
Other	23,840	(2,851)	(20,989)	—	—
Net cash (used in)/provided by financing activities - continuing operations	22,880	(51,035)	(17,794)	—	(45,949)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash (used in)/provided by financing activities	$22,880	$(51,035)	$(17,794)	$—	$(45,949)
Net (decrease)/increase in cash and cash equivalents	(279,334)	11,410	(6,489)	—	(274,413)
Cash and cash equivalents at beginning of period	355,974	23,013	47,225	—	426,212
Change in cash and cash equivalents - discontinued operations	—	2,558	—	—	2,558
Cash and cash equivalents at end of period	$76,640	$31,865	$40,736	$—	$149,241

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our overall financial performance, including future revenue and earnings growth, future operations, financial condition and prospects, operating results, future cost savings and the impact of our cost-savings initiatives; our ability to satisfy anticipated operational cash requirements, debt service and other contractual obligations; mortgage market trends; reduction in indebtedness and share repurchase amounts and timing; our access to liquidity sources for new borrowings; our estimated income tax rate, unrecognized tax positions, amortization expenses; our expectations regarding realization of our deferred tax assets; the impact of recent accounting pronouncements; our plans to maintain significant cash balances outside of the U.S.; the planned divestiture or wind-down of our consumer services, transportation services and appraisal management companies businesses; our long-term strategy regarding acquisitions, divestitures and joint ventures; the potential outcome and estimates related to our litigation; the level of aggregate U.S. mortgage originations and applications and inventory of delinquent mortgage loans and loans in foreclosure, the effect of the disposition or work-out of delinquent mortgage loans and loans in foreclosure; customer concentration and customer macro-economic factors; estimates related to our purchase price allocations; our ability to access additional liquidity; and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

We believe that we offer our customers access to among the most comprehensive national databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, criminal background and  eviction records, non-prime lending and consumer credit information, tax status and delinquency information, and flood and other catastrophe information, among other data types. Our databases include nearly 800 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential, commercial and vacant land properties exceeding 147 million records. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

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

Mortgage Origination Services

We provide tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions and mortgage-related business process outsourcing. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. The segment's primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies. We are also a member in several joint ventures that provide settlement services in connection with residential mortgage loans.

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

For the three months ended June 30, 2012, 76.3% of our revenues were related to real estate mortgage origination and non-default related servicing. Approximately 41.2% of our operating revenues for the three months ended June 30, 2012 were generated from the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers' Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations increased approximately 37.9% in the second quarter of 2012 relative to the same period of 2011. MBA estimates that mortgage applications increased 39.8% in the second quarter of 2012 relative to the same period of 2011. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. Due to continued economic weakness, the specter of regulatory change, tighter lending standards, and continued weak housing markets, we expect the level of aggregate United States mortgage originations to remain under pressure for the foreseeable future.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 11.0% in the quarter ending June 30, 2012 relative to quarter ending June 30, 2011. Additionally, based on our internal analysis and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure is decreasing and the market is continuing to experience a delay in processing these troubled loans.

On a consolidated basis, our operating revenues increased 18.6% and 15.9%, for the three and six months ended June 30, 2012, when compared to the same periods of the prior year. Data and analytics segment operating revenues increased 12.4% and 16.1% for the three and six months ended June 30, 2012, when compared to the same periods of the prior year, due to higher analytics and advisory projects, and the impact of acquisition activity. Mortgage origination services segment operating revenues increased 28.5% and 25.1% for the three and six months ended June 30, 2012, when compared to the same periods of the previous year, due to higher mortgage origination volumes and the impact of acquisition activity. Default services segment operating revenues increased 13.9% and 2.0% for the three and six months ended June 30, 2012, when compared to the same periods of the previous year, due primarily to higher field services and loss mitigation services.

Our total operating expense increased 3.9% and 5.9% for the three and six months ended June 30, 2012, when compared to the same periods of the prior year, due to higher external cost of revenue from increased volumes and higher depreciation and amortization from acquisitions, partially offset by lower salaries and benefits and lower other operating expenses resulting from our cost-reduction initiatives.

Total interest expense, net, decreased 38.9% and 6.4% for the three and six months ended June 30, 2012, when compared to the same periods of the prior year, due to write-offs of deferred financing costs of $10.2 million in the second quarter of 2011.

Gain on investments and other income decreased 102.1% and 99.6% for the three and six months ended June 30, 2012, when compared to the same periods of the prior year, due to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc. in January 2011 and the $58.9 million pre-tax gain from our acquisition of the remaining interest in RP Data in May 2011.

Net income increased $11.2 million, or 35.5%, for the three months ended June 30, 2012, when compared to the same period of the prior year, primarily due to lower losses from discontinued operations of $9.5 million which included the closure of the marketing services business (LeadClick) in September 2011, higher net income from continuing operations of $0.9 million, higher gain from sale of discontinued operations of $0.5 million, and lower non-controlling interests of $0.3 million. Net income increased $4.5 million, or 8.3%, for the six months ended June 30, 2012, when compared to the same periods of the prior year, primarily due to higher net income from continuing operations of $7.4 million, lower non-controlling interests of $1.2 million, partially offset by higher losses from discontinued operations of $1.1 million due to the wind-down of our wholly-owned appraisal management company businesses and higher loss from sale of discontinued operations of $3.0 million.

The ongoing tightening of mortgage credit, general economic and regulatory uncertainty continue to affect the demand for many of our products and services. These conditions also continue to affect many of our customers. If these challenges persist for us and our customers, they could negatively affect our revenue, earnings and liquidity. For additional information related to our results of operations for each of our reportable segments please see the discussions under “Data and Analytics,” “Mortgage Origination Services” and “Default Services” below.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Data and Analytics

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011	$ Change	% Change
Operating revenues	$145,805	$129,700	$16,105	12.4%	$286,940	$247,061	$39,879	16.1%
External cost of revenues	12,418	9,561	2,857	29.9%	22,825	20,331	2,494	12.3%
Salaries and benefits	55,146	46,278	8,868	19.2%	106,893	87,631	19,262	22.0%
Other operating expenses	29,049	42,978	(13,929)	(32.4)%	68,499	79,476	(10,977)	(13.8)%
Depreciation and amortization	18,246	14,128	4,118	29.1%	35,654	25,862	9,792	37.9%
Total operating expenses	114,859	112,945	1,914	1.7%	233,871	213,300	20,571	9.6%
Income from operations	30,946	16,755	14,191	84.7%	53,069	33,761	19,308	57.2%
Total interest (expense)/income, net	(703)	1	(704)	(70,400.0)%	(1,002)	662	(1,664)	(251.4)%
Gain on investments and other income	289	82	207	252.4%	290	—	290	100.0%
Income from continuing operations before income taxes	30,532	16,838	13,694	81.3%	52,357	34,423	17,934	52.1%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing before equity in earnings of affiliates	30,532	16,838	13,694	81.3%	52,357	34,423	17,934	52.1%
Equity in earnings of affiliates	571	(474)	1,045	(220.5)%	1,215	739	476	64.4%
Income from continuing operations	$31,103	$16,364	$14,739	90.1%	$53,572	$35,162	$18,410	52.4%

Operating Revenues

Data and analytics segment operating revenues were $145.8 million and $286.9 million for the three and six months ended June 30, 2012, respectively, an increase of $16.1 million, or 12.4%, and an increase of $39.9 million, or 16.1%, when compared to the respective periods of the prior year. Acquisition activity contributed revenues of $9.1 million and $29.0 million for the three and six months ended June 30, 2012, respectively. For the three months ended June 30, 2012, excluding acquisition activity, the increase of $7.1 million was due to higher advisory services of $4.8 million which experienced higher document retrieval services as well as higher capital markets projects, and growth in analytics revenues of $5.2 million, partially offset by lower information report revenues of $1.2 million and lower data licensing revenues of $1.7 million. For the six months ended June 30, 2012, excluding acquisition activity, the increase of $10.9 million was due to growth in analytics revenues of $10.9 million and higher advisory services of $4.8 million, partially offset by decreased information report revenues of $3.1 million, lower Multiple Listing Services Solutions revenues of $1.0 million and lower data licensing revenues of $0.7 million. Information report revenues for both the three and six months ended June 30, 2012 were negatively impacted by challenging market conditions in our tenancy services business and regulatory conditions affecting certain customers of our under-banked credit services business.

External Cost of Revenues

Data and analytics segment external cost of revenues were $12.4 million and $22.8 million, for the three and six months ended June 30, 2012, respectively, an increase of $2.9 million, or 29.9%, and an increase of $2.5 million, or 12.3%, when compared to the respective periods of the prior year. Acquisition activity contributed $1.9 million and $3.6 million of the increase for the three and six months ended June 30, 2012, respectively. For both the three and six months ended June 30, 2012, excluding acquisition activity, the increases were due to a shift in product mix primarily related to higher advisory services revenues.

Salaries and Benefits

Data and analytics segment salaries and benefits were $55.1 million and $106.9 million for the three and six months ended June 30, 2012, respectively, an increase of $8.9 million, or 19.2%, and an increase of $19.3 million, or 22.0%, when compared to the respective periods of the prior year. Acquisition activity accounted for $7.3 million and $16.7 million of the increase for the three and six months ended June 30, 2012, respectively. For the three months ended June 30, 2012, excluding acquisition activity, the increase of $1.5 million was due to higher commission and incentives of $1.8 million and higher other expenses of $0.3 million, partially offset by lower salaries of $0.6 million. For the six months ended June 30, 2012, excluding acquisition activity, the increase of $2.6 million was due to higher commission and incentives of $2.4 million and higher other expenses of $0.9 million, partially offset by lower salaries of $0.7 million.

Other Operating Expenses

Data and analytics segment other operating expenses were $29.0 million and $68.5 million for the three and six months ended June 30, 2012, respectively, a decrease of $13.9 million, or 32.4%, and a decrease of $11.0 million, or 13.8%, when compared to the respective periods of the prior year. Acquisition activity accounted for $2.0 million and $2.5 million of the variance for the three and six months ended June 30, 2012, respectively. For the three months ended June 30, 2012, excluding acquisition activity, the decrease of $11.9 million was due to lower net allocated costs of $8.0 million, lower legal expense due to proceeds from the favorable settlement of litigation to enforce patent and other intellectual property rights of $7.0 million, and lower other professional fees of $0.1 million, partially offset by higher licensing software expense of $2.1 million and higher other expenses of $1.1 million. For the six months ended June 30, 2012, excluding acquisition activity, the decrease of $13.5 million was due to lower net allocated costs of $9.8 million, lower legal expense due to proceeds from the settlement of litigation to enforce patent and other intellectual property rights of $7.0 million, lower other professional fees of $0.7 million, partially offset by higher licensing software expense of $2.0 million and higher other expenses of $2.0 million.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense was $18.2 million and $35.7 million for the three and six months ended June 30, 2012, respectively, an increase of $4.1 million, or 29.1%, and an increase of $9.8 million, or 37.9%, when compared to the respective periods of the prior year. Acquisition activity accounted for $3.7 million and $9.3 million of the increase for the three and six months ended June 30, 2012.

Gain on Investments and Other Income, Net

Data and analytics segment loss on investments and other income, net were $0.3 million for the three and six months ended June 30, 2012, respectively, and $0.1 million for the three months ended June 30, 2011. There were no gains or losses and other income for the six months ended June 30, 2011. The variance was primarily due to the sale of an investment in an affiliate.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $0.6 million and $1.2 million for the three and six months ended June 30, 2012, respectively, an increase of $1.0 million, or 220.5%, and an increase of $0.5 million, or 64.4%, when compared to the respective periods of the prior year. Acquisition activity contributed $0.5 million and $0.8 million of the variance in equity in earnings of affiliates for the three and six months ended June 30, 2012, respectively.

Mortgage Origination Services

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011	$ Change	% Change
Operating revenues	$154,139	$119,925	$34,214	28.5%	$301,825	$241,336	$60,489	25.1%
External cost of revenues	37,034	22,355	14,679	65.7%	70,462	42,184	28,278	67.0%
Salaries and benefits	39,740	39,853	(113)	(0.3)%	80,497	77,786	2,711	3.5%
Other operating expenses	30,065	36,236	(6,171)	(17.0)%	63,731	77,184	(13,453)	(17.4)%
Depreciation and amortization	7,392	6,039	1,353	22.4%	14,810	11,177	3,633	32.5%
Total operating expenses	114,231	104,483	9,748	9.3%	229,500	208,331	21,169	10.2%
Income from operations	39,908	15,442	24,466	158.4%	72,325	33,005	39,320	119.1%
Total interest (expense)/income, net	(77)	688	(765)	(111.2)%	(374)	1,526	(1,900)	(124.5)%
Gain on investments and other income	—	8	(8)	(100.0)%	—	24,915	(24,915)	(100.0)%
Income from continuing operations before income taxes	39,831	16,138	23,693	146.8%	71,951	59,446	12,505	21.0%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	39,831	16,138	23,693	146.8%	71,951	59,446	12,505	21.0%
Equity in earnings of affiliates	18,533	10,029	8,504	84.8%	33,388	19,323	14,065	72.8%
Income from continuing operations	$58,364	$26,167	$32,197	123.0%	$105,339	$78,769	$26,570	33.7%

Operating Revenues

Mortgage origination services segment operating revenues were $154.1 million and $301.8 million for the three and six months ended June 30, 2012, respectively, an increase of $34.2 million, or 28.5%, and an increase of $60.5 million, or 25.1%, when compared to the respective periods of the prior year. Acquisition activity increased revenues by $11.2 for the six months ended June 30, 2012. For the three months ended June 30, 2012, the increase of $34.2 million was due primarily to higher mortgage origination volumes, which increased credit services revenues by $12.2 million, tax services revenues by $11.1 million, flood certifications revenues by $6.5 million, lending solutions by $3.6 million and other revenues by $0.6 million. Credit services also benefited from increased volumes in automobile-related credit services of $0.2 million. For the six months ended June 30, 2012, excluding acquisition activity, the increase of $49.3 million was due to higher mortgage origination volumes, which increased credit services revenues by $23.2 million, tax services revenues by $12.6 million, flood certifications revenues by $11.1 million and other revenues by $1.5 million. Credit services also benefited from increased volumes in automobile-related credit services of $0.9 million.

External Cost of Revenues

Mortgage origination services segment external cost of revenues were $37.0 million and $70.5 million for the three and six months ended June 30, 2012, respectively, an increase of $14.7 million, or 65.7%, and an increase of $28.3 million, or

67.0%, when compared to the respective periods of the prior year. Acquisition activity accounted for $5.3 million of the increase for the six months ended June 30, 2012. For the three months ended June 30, 2012, the increase of $14.7 million was due to higher credit bureau expense of $6.9 million, expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.9 million, higher lending services costs of $2.9 million and higher other expenses of $1.0 million. For the six months ended June 30, 2012, excluding acquisition activity, the increase of $23.0 million was due to higher credit bureau expense of $13.3 million, expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $7.9 million and higher other expenses of $1.8 million. In August 2011, we sold CoreLogic Global Services Private Limited ("CoreLogic India"), our India-based captive operations, to an affiliate of Cognizant Technology Solutions Corporation ("Cognizant") and subsequent to the closing of the sale we began to recognize certain expenses in external cost of revenues.

Salaries and Benefits

Mortgage origination services segment salaries and benefits were $39.7 million and $80.5 million for the three and six months ended June 30, 2012, respectively, a decrease of $0.1 million, or 0.3%, and an increase of $2.7 million, or 3.5%, when compared to the respective periods of the prior year. Acquisition activity increased salaries and benefits by $4.3 million for the six months ended June 30, 2012. For the three months ended June 30, 2012, the decrease of $0.1 million was due to lower costs in our tax servicing business of $1.5 million due to the impact of lower headcount in connection with our "tax transformation" operational efficiency program, partially offset by higher costs in lending solutions of $0.9 million and higher costs in flood certifications of $0.5 million due to higher volumes. For the six months ended June 30, 2012, excluding acquisition activity, the decrease of $1.6 million was due to lower costs in our tax servicing business of $3.1 million due to the impact of lower headcount in connection with our tax transformation initiative, partially offset by higher costs in flood certifications of $0.5 million and higher other costs of $1.0 million due to higher origination volumes.

Other Operating Expenses

Mortgage origination services segment other operating expenses were $30.1 million and $63.7 million for the three and six months ended June 30, 2012, respectively, a decrease of $6.2 million, or 17.0%, and a decrease of $13.5 million, or 17.4%, when compared to the respective periods of the prior year. Acquisition activity accounted for $2.8 million of the variance for the six months ended June 30, 2012. For the three months ended June 30, 2012, the decrease of $6.2 million was due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.9 million, lower facilities costs of $2.3 million and lower net allocated costs of $1.1 million, partially offset by higher other expenses of $1.1 million. For the six months ended June 30, 2012, excluding acquisition activity, the decrease of $16.2 million was due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $7.9 million, lower net allocated costs of $6.4 million, lower facilities costs of $4.3 million, partially offset by higher other expenses of $2.4 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense was $7.4 million and $14.8 million for the three and six months ended June 30, 2012, an increase of $1.4 million, or 22.4%, and an increase of $3.6 million, or 32.5%, when compared to the respective periods of the prior year. Acquisition activity accounted for $1.3 million of the increase for the six months ended June 30, 2012. For the three months ended June 30, 2012, the $1.4 million increase was primarily due to impairment losses on internally developed software. For the six months ended June 30, 2012, the remaining variance of $2.3 million relative to the prior year was primarily due to impairment losses on internally developed software.

Gain on Investments and Other Income, Net

Mortgage origination services segment gain on investments and other income, net was $24.9 million for the six months ended June 30, 2011 and reflects the pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates totaled $18.5 million and $33.4 million for the three and six months ended June 30, 2012, respectively, an increase of $8.5 million, or 84.8%, and an increase of $14.1 million, or 72.8%, when compared to the respective periods of the prior year. The variance is primarily due to higher equity earnings of affiliates from increased loan origination activity.

Default Services

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011	$ Change	% Change
Operating revenues	$93,646	$82,201	$11,445	13.9%	$168,630	$165,265	$3,365	2.0%
External cost of revenues	43,765	36,884	6,881	18.7%	80,310	69,838	10,472	15.0%
Salaries and benefits	10,811	12,923	(2,112)	(16.3)%	22,406	27,301	(4,895)	(17.9)%
Other operating expenses	17,469	19,044	(1,575)	(8.3)%	33,099	38,812	(5,713)	(14.7)%
Depreciation and amortization	1,811	1,342	469	34.9%	2,606	2,659	(53)	(2.0)%
Total operating expenses	73,856	70,193	3,663	5.2%	138,421	138,610	(189)	(0.1)%
Income from operations	19,790	12,008	7,782	64.8%	30,209	26,655	3,554	13.3%
Total interest income, net	70	51	19	37.3%	144	68	76	111.8%
Loss on investments and other income	—	—	—	(100.0)%	—	(491)	491	(100.0)%
Income from continuing operations before income taxes	19,860	12,059	7,801	64.7%	30,353	26,232	4,121	15.7%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in losses of affiliates	19,860	12,059	7,801	64.7%	30,353	26,232	4,121	15.7%
Equity in losses of affiliates	—	(78)	78	(100.0)%	—	(96)	96	(100.0)%
Income from continuing operations	$19,860	$11,981	$7,879	65.8%	$30,353	$26,136	$4,217	16.1%

Operating Revenues

Default services segment operating revenues were $93.6 million and $168.6 million for the three and six months ended June 30, 2012, respectively, an increase of $11.4 million, or 13.9%, and an increase of $3.4 million, or 2.0%, when compared the respective periods of the prior year. For the three months ended June 30, 2012, the increase was primarily due to higher field services revenues of $10.5 million and higher loss mitigation services of $7.3 million due to stronger volumes and pricing, partially offset by lower volumes in technology revenues of $4.2 million, claims management revenues $1.3 million and lower other revenues of $0.9 million. For the six months ended June 30, 2012, the increase was primarily due to higher field services revenues of $12.6 million and higher loss mitigation services of $7.7 million due to stronger volumes and pricing,partially offset by lower volumes in technology revenues of $10.3 million, claims management revenue of $2.1 million and lower other revenues of $4.5 million.

External Cost of Revenues

Default services segment external cost of revenues were $43.8 million and $80.3 million for the three and six months ended June 30, 2012, respectively, an increase of $6.9 million, or 18.7%, and an increase of $10.5 million, or 15.0%, when compared the same periods of the prior year. For the three months ended June 30, 2012, the increase was primarily due to increased costs from higher volumes in field services of $3.8 million and higher expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.4 million, partially offset by lower other expenses of $0.3 million due to lower volumes in other default services. For the six months ended June 30, 2012, the increase was primarily due to higher expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $7.0 million and increased costs from higher volumes in field services of $5.5 million, partially offset by lower other expenses of $2.0 million due to lower volumes in other default services.

Salaries and Benefits

Default services segment salaries and benefits were $10.8 million and $22.4 million for the three and six months ended June 30, 2012, a decrease of $2.1 million, or 16.3%, and a decrease of $4.9 million, or 17.9%, when compared the respective periods of the prior year. For the three and six months ended June 30, 2012, the decrease in both periods is predominantly due to the impact of lower headcount and higher efficiency in connection with our cost-reduction initiatives.

Other Operating Expenses

Default services segment other operating expenses were $17.5 million and $33.1 million for the three and six months ended June 30, 2012, a decrease of $1.6 million, or 8.3%, and a decrease of $5.7 million, or 14.7%, when compared the respective periods of the prior year. For the three months ended June 30, 2012, the decrease is primarily due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $3.4 million, partially offset by higher other expenses of $1.0 million and higher net allocated costs of $0.8 million. For the six months ended June 30, 2012, the decrease is primarily due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $7.0 million, lower other expenses of $0.6 million, partially offset by higher net allocated costs of $1.9 million.

Depreciation and Amortization

Default services segment depreciation and amortization expense was $1.8 million and $2.6 million for the three and six months ended June 30, 2012, respectively, an increase of $0.5 million, or 34.9%, and a decrease of $0.1 million, or 2.0%, when compared the respective periods of the prior year. The variance in the three months ended June 30, 2012 is due to impairment losses primarily on internally developed software.

Loss on Investments and Other Income, Net

Default services segment loss on investments and other income, net was $0.5 million for the six months ended June 30, 2011, which primarily reflects the loss incurred on the sale of our second lien outsourcing product line.

Equity in Earnings of Affiliates

Default services segment equity in earnings of affiliates totaled $0.1 million for both the three and six months ended June 30, 2011. There were no equity in earnings nor losses in earnings of affiliates for the three and six months ended June 30, 2012. The variance relative to the prior year is not meaningful.

Corporate and Eliminations

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011	$ Change	% Change
Operating revenues	$(4,229)	$(3,405)	$(824)	24.2%	$(9,933)	$(8,959)	$(974)	10.9%
External cost of revenues	—	538	(538)	(100.0)%	—	925	(925)	(100.0)%
Salaries and benefits	28,813	42,972	(14,159)	(32.9)%	62,455	90,304	(27,849)	(30.8)%
Other operating expenses	(13,416)	(26,312)	12,896	(49.0)%	(36,900)	(61,793)	24,893	(40.3)%
Depreciation and amortization	3,456	4,769	(1,313)	(27.5)%	7,326	9,617	(2,291)	(23.8)%
Total operating expenses	18,853	21,967	(3,114)	(14.2)%	32,881	39,053	(6,172)	(15.8)%
Loss from operations	(23,082)	(25,372)	2,290	(9.0)%	(42,814)	(48,012)	5,198	(10.8)%
Total interest expense, net	(12,624)	(22,548)	9,924	(44.0)%	(26,244)	(31,615)	5,371	(17.0)%
(Loss)/gain on investments and other income	(1,541)	59,951	(61,492)	(102.6)%	99	66,477	(66,378)	(99.9)%
(Loss)/gain from continuing operations before income taxes	(37,247)	12,031	(49,278)	(409.6)%	(68,959)	(13,150)	(55,809)	424.4%
Provision for income taxes	23,578	22,496	1,082	4.8%	36,816	56,294	(19,478)	(34.6)%
Loss from continuing operations before equity in losses of affiliates	(60,825)	(10,465)	(50,360)	481.2%	(105,775)	(69,444)	(36,331)	52.3%
Equity in losses of affiliates, net of tax	(7,359)	(3,758)	(3,601)	95.8%	(13,388)	(7,913)	(5,475)	69.2%
Loss from continuing operations	$(68,184)	$(14,223)	$(53,961)	379.4%	$(119,163)	$(77,357)	$(41,806)	54.0%

Operating Revenues

Corporate and eliminations operating revenues were $(4.2) million and $(9.9) million for the three and six months ended June 30, 2012, respectively. The elimination of revenues between our operating businesses for the three months and six months ended June 30, 2012 have been relatively comparable to the prior periods.

External Cost of Revenues

Corporate and eliminations external cost of revenues was not a meaningful balance for either the three and six months ended June 30, 2012 and 2011.

Salaries and Benefits

Corporate and eliminations salaries and benefits were $28.8 million and $62.5 million for the three and six months ended June 30, 2012, respectively a decrease of $14.2 million, or 32.9%, and $27.8 million, or 30.8%, when compared the respective periods of the prior year. For the three months ended June 30, 2012, corporate salaries and benefits decreased $11.3 million over the prior year due to the outsourcing of certain IT and business process functions in connection with sale of

CoreLogic India, our India-based captive back-office operation to Cognizant in August 2011. The remaining decrease of $2.9 million is mostly due to the impact of lower headcount driven by corporate cost-reduction initiatives. For the six months ended June 30, 2012, corporate salaries and benefits decreased $22.3 million over the prior year primarily due to the outsourcing of Corelogic India. The remaining decrease of $5.5 million is mostly due to the impact of lower headcount driven by corporate cost-reduction initiatives.
Other Operating Expenses

Corporate and eliminations other operating expenses were $(13.4) million and $(36.9) million for the three and six months ended June 30, 2012, respectively, an increase of $12.9 million, or 49.0%, and $24.9 million, or 40.3%, when compared the respective periods of the prior year. Other operating expenses includes eliminations for internal cost of sales between our business segments and expense allocations to our business segments for various shared service costs such as human resources, legal, accounting and finance, and technology infrastructure cost. For the three months ended June 30, 2012, the increase in corporate and eliminations other operating expenses was due to reduced corporate eliminations of $15.6 million as a result of the outsourcing of Corelogic India and reduced allocations out to our operating segments of $7.8 million as a result of workforce and other cost reduction initiatives in our corporate shared services and information technology functions. These increases in other operating expenses were offset by a reduction in professional fees of $10.7 million related to the outsourcing of Corelogic India in the prior year. For the six months ended June 30, 2012, the increase in corporate and eliminations other operating expenses was due to reduced corporate eliminations of $30.7 million as a result of the outsourcing of Corelogic India and reduced allocations out to our operating segments of $9.0 million as a result of workforce and other cost reduction initiatives in our corporate shared services and information technology functions. These increases in other operating expenses were offset by an insurance recovery of $1.4 million, reductions in professional fees of $10.8 million related to the outsourcing of Corelogic India in the prior year and other net cost reductions of $2.6 million in connection with cost reduction initiatives maintained in corporate and eliminations.

Depreciation and Amortization

Corporate and eliminations depreciation and amortization expense was $3.5 million and $7.3 million for the three and six months ended June 30, 2012, respectively, a decrease of $1.3 million, or 27.5%, and $2.3 million, or 23.8%, when compared to the respective periods of the prior year. The decrease is due to the expiration of the useful life of certain corporate assets.

Total Interest Expense, net

Corporate and eliminations net interest expense was $12.6 million and $26.2 million for the three and six months ended June 30, 2012, a decrease of $9.9 million, or 44.0%, and $5.4 million, or 17.0%, when compared the respective periods of the prior year. The decrease is due to the write-off of deferred financing costs in the amount of $10.2 million in the prior year. For the six months ended June 30, 2012, this write-off was partially offset by higher interest expense due to higher average outstanding debt balances as a result of the issuance of $400.0 million principal amount of Notes in May of 2011.

(Loss)/Gain on Investments and Other Income, Net

Corporate and eliminations gain/loss on investments, net and other income was $(1.5) million and $0.1 million for the three and six months ended June 30, 2012, a decrease of $61.5 million, or 102.6%, and a decrease of $66.4 million, or 99.9%, when compared the same periods in the prior year. The decrease is due to a non-cash impairment charge of $1.2 million recorded on an investment in affiliate during the current quarter, a $58.9 million step-up of our initial investment in RP Data to fair value following our acquisition of the remaining outstanding shares in May 2011, and other realized gains in the prior year upon the sale of various investments held in the Company's marketable securities portfolio.

Equity in Losses of Affiliates, net of tax

Corporate and eliminations equity in losses of affiliates were $7.4 million and $13.4 million for the three and six months ended June 30, 2012, an increase of $3.6 million, or 95.8%, and an increase of $5.5 million, or 69.2%, when compared the respective periods of the prior year. We record income tax expense on the earnings from our investments in affiliates in corporate and eliminations. The increase is primarily attributable to higher income tax expense based on higher earnings in affiliates contained in our mortgage origination services segment.

Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 44.5% and 43.0% for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the effective income tax rate was 39.4% and 52.6%, respectively. The change in the effective rate is primarily attributable to the reversal of deferred taxes related to our interest in Dorado Network Systems Corporation (“Dorado”) when it was held as an equity method investment during the six months ended June 30, 2011. Income taxes included in equity in earnings of affiliates were $7.5 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively, and $13.5 million and $8.0 million for the six months ended June 30, 2012 and 2011, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate and eliminations.

As of June 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $56.3 million and $19.3 million, respectively. The increase in the liability as of June 30, 2012 relates primarily to the Company's claim, on behalf of FAFC, for a timing adjustment in a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of June 30, 2012, the liability can be reduced by $1.8 million of offsets related to state income taxes and timing adjustments. The net amount of $54.5 million, if recognized, would favorably affect the Company's effective tax rate and after considering the impact of the agreement with FAFC, the impact to net income would be $6.8 million.

Our income attributable to noncontrolling interests is attributable to a limited liability company subsidiary, which for tax purposes, is treated as a partnership. Accordingly, no income taxes have been provided for the portion of the partnership income attributable to noncontrolling interests.

We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve our taxable income forecast in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2012 totaled $259.7 million, a decrease of $0.4 million from December 31, 2011. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at June 30, 2012 totaled $28.5 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $22.0 million at June 30, 2012 and $22.0 million at December 31, 2011, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $192.6 million and $41.5 million during the six months ended June 30, 2012 and 2011, respectively. The increase in cash provided by operating activities was primarily due to higher profitability levels in the current period, higher tax-related refunds, higher dividends received from investments in affiliates and timing of collections of accounts receivable and payments of accounts payable and accrued expenses.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $43.1 million and $269.9 million during the six months ended June 30, 2012 and 2011, respectively.

Cash used in investing activities for the six months ended June 30, 2012 was primarily related to investments in property and equipment and capitalized data of $24.9 million and $15.4 million, respectively. Cash used in investing activities for the six months ended June 30, 2011 was primarily due to the acquisition of the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011, the acquisition of Dorado for $31.6 million in cash in March 2011, the cash investment in STARS of $20.0 million in March 2011, the acquisition of RP Data for $157.2 million in May 2011, investments in property and equipment of $22.7 million, and investments in capitalized data of $13.2 million. The 2011 increase in cash used in investing activities was offset by proceeds from the sale of our marketable securities investments of $53.8 million, primarily our investment in DealerTrack Holdings, Inc.

Financing Activities. Net cash used in financing activities was approximately $144.3 million for the six months ended June 30, 2012, which was primarily comprised of repayment of long-term debt of $113.8 million and share repurchases of $28.7 million. Net cash used in financing activities was $47.8 million for the six months ended June 30, 2011. During 2011, we repaid acquisition-related notes, entered into a credit agreement and issued senior notes in a private placement for net proceeds of $153.0 million. Also, we repurchased $176.5 million of our common stock.

Financing and Financing Capacity

At June 30, 2012, we had total debt outstanding of $794.6 million, compared to $908.3 million at December 31, 2011. Our significant debt instruments are described below.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At June 30, 2012, we were in compliance with the covenants of the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of June 30, 2012, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Credit Agreement

On May 23, 2011, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of June 30, 2012, A$50.0 million, or $51.2 million, is outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The remaining outstanding balance of loans under the Term Facility will be due on May 23, 2016. For the three months ended June 30, 2012, we prepaid $43.8 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.25 to 1.00 (stepping down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further step down to 3.50 to 1.00 starting in the fourth quarter of 2013); (ii) a minimum interest coverage ratio of at least 3.00 to 1.00; and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00 (stepping down to 3.00 to 1.00 starting in the fourth quarter of 2012). At June 30, 2012, we were in compliance with these financial covenants and the restrictive covenants described below.

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

At June 30, 2012, we had additional borrowing capacity under the revolving lines of credit of $498.8 million, and were in compliance with the financial covenants of our loan agreements. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) with a termination date of May 2016. The Swaps had an initial notional value of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. For the three and six months ended June 30, 2012, unrealized loss was $0.7 million (net of $0.5 million in deferred taxes) and $2.7 million (net of $1.8 million in deferred taxes), respectively.

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

Liquidity and Capital Strategy

The Company strives to pursue a balanced long term approach to capital allocation and will consider the repurchase of common shares and the retirement of outstanding debt on an opportunistic basis. In February of 2012, the Company announced it would reduce its debt by at least $100.0 million during the first half of 2012. As of June 30, 2012, we repaid $113.8 million of our debt obligations. The Company's previously announced plan to repurchase at least 5.0 million shares of its common stock during 2012 has been increased to at least 10.0 million shares under an existing Board of Directors authorization. During the second quarter of 2012, we repurchased approximately 1.7 million common shares for $28.7 million including commission costs.

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see pages 30-33 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as amended. Management believes that at June 30, 2012, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of June 30, 2012, we had approximately $794.6 million in long-term debt outstanding, of which approximately $331.2 million was variable-interest-rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $190.0 million of our floating-rate debt from variable to fixed-rate as of June 30, 2012. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.7 million change to interest expense for the six months ended June 30, 2012.

We are also subject to equity price risk related to our equity securities portfolio. At June 30, 2012, we had equity securities with a cost and fair value of $22.7 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") and the extensive regulations being promulgated thereunder materially alter consumer and financial markets regulation. The Dodd-Frank Act expands regulation of real estate appraisals, appraisal management companies, broker price opinions ("BPOs") and automated valuation models ("AVMs"). We also believe it is likely that some of our activities, such as our credit reporting businesses, will be subject to examination and more active oversight by the Consumer Financial Protection Bureau created by the Dodd-Frank Act.  If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our customers, we may experience customer losses or increased operating costs, and our business and results of operations could be negatively affected.

3.	Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that already are subject to regulation under the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA"), and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. Failure to comply with these laws by us could result in substantial regulatory penalties, litigation expense and loss of revenue.

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

We have a significant amount of indebtedness. As of June 30, 2012, our total debt is approximately $794.6 million, and we have unused commitments of approximately $498.8 million under our credit facilities.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2012, we had approximately $794.6 million in long-term debt outstanding, of which approximately $331.2 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $190.0 million of our floating rate debt from variable to fixed rate as of June 30, 2012. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.7 million change to interest expense for the quarter ended June 30, 2012.

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

There is a possibility that the foreign countries in which we have outsourcing arrangements or operate could adopt new legislation or regulations that would adversely affect our business by making it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"). Any violations of FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2012, we did not issue any unregistered common shares.

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

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2012	137,558	$16.74	137,558	$226,129,164
May 1 to May 31, 2012	1,546,552	$17.08	1,546,552	$199,714,056
June 1 to June 30, 2012	—	$—	—	$199,714,056
Total	1,684,110	$17.06	1,684,110

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	July 24, 2012

EXHIBIT INDEX

Exhibit Number	Description
10.1
Support Agreement, by and between the Company and Highfields Capital Management LP, dated as of June 11, 2012. (Incorporated by reference from that certain Current Report on Form 8-K filed with the SEC on June 12, 2012 on Exhibit 99.1.)

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