Form 10-Q
period 2012-09-30
CORELOGIC, INC.
filed 2012-10-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13585

CoreLogic, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Pacifica, Irvine, California	92618-7471
(Address of principal executive offices)	(Zip Code)

(949) 214-1013
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

On October 22, 2012 there were 97,472,241 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$154,552	$259,266
Marketable securities	21,998	20,884
Accounts receivable (less allowance for doubtful accounts of $23,659 and $17,365 as of September 30, 2012 and December 31, 2011, respectively)	260,838	213,960
Prepaid expenses and other current assets	51,908	51,659
Income tax receivable	—	15,110
Deferred income tax assets, current	42,877	39,584
Assets of discontinued operations	9,816	55,516
Total current assets	541,989	655,979
Property and equipment, net	197,214	214,237
Goodwill, net	1,475,928	1,472,206
Other intangible assets, net	147,966	164,365
Capitalized data and database costs, net	309,147	304,006
Investment in affiliates, net	109,056	113,809
Deferred income tax assets, long-term	30,811	38,305
Restricted cash	22,081	22,044
Other assets	130,232	125,120
Total assets	$2,964,424	$3,110,071
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$165,755	$122,859
Accrued salaries and benefits	91,065	86,444
Income taxes payable	14,849	—
Deferred revenue, current	223,355	201,689
Current portion of long-term debt	320	62,268
Liabilities of discontinued operations	19,812	27,399
Total current liabilities	515,156	500,659
Long-term debt, net of current	794,457	846,027
Deferred revenue, net of current	313,466	338,799
Deferred income tax liabilities, long term	19,376	18,383
Other liabilities	172,138	161,382
Total liabilities	1,814,593	1,865,250

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 97,437 and 106,544 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	858,633	1,053,447
Retained earnings	303,795	209,389
Accumulated other comprehensive loss	(14,679)	(20,316)
Total CoreLogic stockholders' equity	1,147,750	1,242,521
Noncontrolling interests	2,081	2,300
Total equity	1,149,831	1,244,821
Total liabilities and equity	$2,964,424	$3,110,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Operating revenues	$409,760	$348,446	$1,157,222	$993,149
External cost of revenues	100,769	78,178	274,366	211,457
Salaries and benefits	133,794	131,523	406,045	414,545
Other operating expenses	80,778	76,061	209,206	209,739
Depreciation and amortization	33,037	34,844	93,434	84,160
Total operating expenses	348,378	320,606	983,051	919,901
Income from continuing operations	61,382	27,840	174,171	73,248
Interest expense:
Interest income	800	817	2,262	4,005
Interest expense	13,525	15,236	42,463	47,783
Total interest expense, net	(12,725)	(14,419)	(40,201)	(43,778)
(Loss)/gain on investments and other, net	(4,254)	(4,118)	(3,865)	86,783
Income from continuing operations before equity in earnings of affiliates and income taxes	44,403	9,303	130,105	116,253
Provision for income taxes	16,406	20,535	53,222	76,829
Income/(loss) from continuing operations before equity in earnings of affiliates	27,997	(11,232)	76,883	39,424
Equity in earnings of affiliates, net of tax	8,166	8,340	29,381	20,393
Net income/(loss) from continuing operations	36,163	(2,892)	106,264	59,817
Loss from discontinued operations, net of tax	(10,157)	(104,220)	(18,142)	(111,125)
Gain from sale of discontinued operations, net of tax	12,264	—	9,277	—
Net income/(loss)	38,270	(107,112)	97,399	(51,308)
Less: Net (loss)/income attributable to noncontrolling interests	(50)	78	(209)	1,142
Net income/(loss) attributable to CoreLogic	$38,320	$(107,190)	$97,608	$(52,450)
Amounts attributable to CoreLogic stockholders:
Net income/(loss) from continuing operations	$36,213	$(2,970)	$106,473	$58,675
Loss from discontinued operations, net of tax	(10,157)	(104,220)	(18,142)	(111,125)
Gain from sale of discontinued operations, net of tax	12,264	—	9,277	—
Net income/(loss) attributable to CoreLogic	$38,320	$(107,190)	$97,608	$(52,450)
Basic income/(loss) per share:
Net income/(loss) from continuing operations	$0.36	$(0.03)	$1.02	$0.53
Loss from discontinued operations, net of tax	(0.10)	(0.98)	(0.17)	(1.01)
Gain from sale of discontinued operations, net of tax	0.12	—	0.09	—
Net income/(loss) attributable to CoreLogic	$0.38	$(1.01)	$0.94	$(0.48)
Diluted income/(loss) per share:
Net income/(loss) from continuing operations	$0.35	$(0.03)	$1.01	$0.53
Loss from discontinued operations, net of tax	(0.10)	(0.98)	(0.17)	(1.00)
Gain from sale of discontinued operations, net of tax	0.12	—	0.09	—
Net income/(loss) attributable to CoreLogic	$0.37	$(1.01)	$0.93	$(0.47)
Weighted-average common shares outstanding:
Basic	101,650	106,414	104,713	109,993
Diluted	103,113	106,414	105,686	110,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income/(loss) attributable to CoreLogic	$38,320	$(107,190)	$97,608	$(52,450)
Other comprehensive income/(loss):
Unrealized (loss)/gain on marketable securities, net of tax	(419)	(760)	680	(853)
Reclassification adjustment for gain on securities included in net income	—	—	—	(14,776)
Unrealized loss on interest rate swap, net of tax	(492)	(3,165)	(1,257)	(5,869)
Reclassification adjustment for gains on terminated interest rate swap included in net income	—	—	—	(246)
Foreign currency translation adjustments	5,163	(27,789)	6,178	(26,498)
Supplemental benefit plans gain/(loss) adjustment, net of tax	12	(7)	36	(85)
Total other comprehensive income/(loss)	4,264	(31,721)	5,637	(48,327)
Comprehensive income/(loss) attributable to CoreLogic	$42,584	$(138,911)	$103,245	$(100,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income/(loss)	$97,399	$(51,308)
Less: Loss from discontinued operations, net of tax	(18,142)	(111,125)
Less: Gain from sale of discontinued operations, net of tax	9,277	—
Net income from continuing operations	106,264	59,817
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	93,434	84,160
Provision for bad debt and claim losses	16,447	19,163
Share-based compensation	16,211	9,523
Tax benefit related to stock options	(643)	(234)
Equity in earnings of affiliates, net of taxes	(29,381)	(20,393)
Loss on sale of property and equipment	933	—
Loss on early extinguishment of debt	326	10,190
Deferred income tax	5,538	2,552
Loss/(gain) on investments and other, net	3,865	(86,783)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(46,358)	(17,403)
Prepaid expenses and other current assets	(326)	(20,596)
Accounts payable and accrued expenses	31,725	(16,878)
Deferred revenue	(3,667)	(23,935)
Due to/from FAFC	621	(18,678)
Income taxes	24,683	60,863
Dividends received from investments in affiliates	46,265	35,215
Other assets and other liabilities	(7,148)	(6,707)
Net cash provided by operating activities - continuing operations	258,789	69,876
Net cash provided by/(used in) operating activities - discontinued operations	9,684	(14,051)
Total cash provided by operating activities	$268,473	$55,825
Cash flows from investing activities:
Purchase of redeemable noncontrolling interests	—	(72,000)
Purchases of capitalized data and other intangible assets	(24,054)	(19,874)
Purchases of property and equipment	(38,753)	(33,558)
Cash paid for acquisitions, net of cash acquired	111	(214,214)
Purchases of investments	—	(26,898)
Proceeds from sale of subsidiary and other decreases in noncontrolling interest, net	10,000	22,754
Proceeds from sale of property and equipment	1,852	389
Proceeds from sale of investments	8,000	53,847
Change in restricted cash	122	2,616
Net cash used in investing activities - continuing operations	(42,722)	(286,938)
Net cash used in investing activities - discontinued operations	(1,512)	(4,380)
Total cash used in investing activities	$(44,234)	$(291,318)
Cash flows from financing activities:
Proceeds from long-term debt	—	857,985
Debt issuance costs	—	(22,080)
Repayment of long-term debt	(114,365)	(727,699)
Proceeds from issuance of stock related to stock options and employee benefit plans	9,624	4,448
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,015)	(2,023)
Shares repurchased and retired	(226,629)	(176,512)
Distribution to noncontrolling interests	(10)	(4,835)
Tax benefit related to stock options	643	234
Net cash used in financing activities - continuing operations	(333,752)	(70,482)
Net cash provided by financing activities - discontinued operations	3	70
Total cash used in financing activities	$(333,749)	$(70,412)
Net decrease in cash and cash equivalents	(109,510)	(305,905)
Cash and cash equivalents at beginning of period	259,266	426,212
Less: Change in cash and cash equivalents - discontinued operations	8,175	(18,361)
Plus: Cash swept from discontinued operations	12,971	—
Cash and cash equivalents at end of period	$154,552	$138,668

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,853	$54,161
Cash paid for income taxes	$39,029	$35,053
Cash refunds from income taxes	$15,639	$7,302
Non-cash financing activities:
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$—	$(3,800)
Non-cash investing activities:
Note payable issued for investment in affiliate	$—	$12,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2011	106,544	$1	$1,053,447	$209,389	$(20,316)	$2,300	$1,244,821
Net income/(loss)	—	—	—	97,608	—	(209)	97,399
Shares issued in connection with share-based compensation	922	—	9,624	—	—	—	9,624
Tax withholdings related to net share settlements of restricted stock units	—	—	(3,015)	—	—	—	(3,015)
Share-based compensation	—	—	16,274	—	—	—	16,274
Shares repurchased and retired	(10,029)	—	(226,629)	—	—	—	(226,629)
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Additional Separation distribution of FAFC	—	—	8,932	(3,202)	—	—	5,730
Other comprehensive income	—	—	—	—	5,637	—	5,637
Balance as of September 30, 2012	97,437	$1	$858,633	$303,795	$(14,679)	$2,081	$1,149,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading provider of information, analytics and business services to mortgage originators and servicers, financial institutions and other businesses, government and government-sponsored enterprises.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The 2011 year-end condensed consolidated balance sheet was derived from audited financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

Reclassifications and Out-of-Period Adjustment

Our previously issued interim financial statements have been recast to present our marketing services, consumer services, transportation services and appraisal management company businesses as discontinued operations, as described in Note 14 - Discontinued Operations. In addition, the 2011 condensed consolidating financial information in Note 17 - Guarantor Subsidiaries have been revised to properly classify deferred income tax accounts and noncontrolling interest from CoreLogic, Inc.'s (the “Parent's”) to guarantor subsidiaries and non-guarantor subsidiaries.

In connection with preparing our three and nine months ended September 30, 2012 financial statements, we identified an adjustment of $4.1 million related to higher income taxes from discontinued operations in 2011 related to our marketing services business. We assessed the materiality of this error on our current and prior period financial statements in accordance with the SEC's Staff Accounting Bulletins (“SAB”) No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the current and prior annual or interim period. The out-of-period adjustment was recorded in the three and nine months ended September 30, 2012, and it impacted basic and diluted net income by $0.04 per share for the three and nine months ended September 30, 2012 and 2011. See further discussion at Note 14 - Discontinued Operations.

Separation Transactions

On June 1, 2010, we completed the separation transactions (the "Separation") under which we spun off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC, to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses. See further discussion at Note 15 - Transactions with FAFC.

To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between FAFC and the Company. In addition, we also entered into a Restrictive Covenants Agreement and a Tax Sharing Agreement (the “Tax Sharing Agreement”) as described in Note 8 – Income Taxes.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.

Prior to the Separation, we operated primarily as a title insurance company regulated under Article 7 of Regulation S-

X and were not subject to the requirements of Article 5 of Regulation S-X. Rule 5-03 of Regulation S-X requires Article 5 companies, such as us, to classify expenses in a functional manner. We intend to classify external cost of revenues, salaries and benefits and other operating expenses into cost of revenues and selling, general and administrative ("SG&A") expenses, and expect to present our income statement under this classification with our annual report on Form 10-K for the year ended December 31, 2012 and all periods presented therein. We believe classifying these expenses on a functional basis will not be material to the financial statements as a whole, as there will be no impact to total expenses previously reported, nor will it impact the statement of operations in terms of overall revenues, operating income, net income or earnings per share. In addition, there will be no impact on our balance sheets or statements of cash flow.

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $947.8 million as of September 30, 2012 and $593.9 million at December 31, 2011. Escrow deposits held on behalf of our customers are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the testing of indefinite-lived intangible assets other than goodwill for impairment. The guidance provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible assets other than goodwill is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset other than goodwill is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued updated guidance related to the presentation of offsetting (netting) assets and liabilities in the financial statements. The guidance requires the disclosure of both gross information and net information on instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued updated guidance related to the testing of goodwill for impairment. The guidance provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As the Company performs its annual impairment testing of goodwill in the fourth quarter, we do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

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

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of investment. We recorded equity in earnings of affiliates, net of tax of $8.2 million and $8.3 million for the three months ended September 30, 2012 and 2011, respectively, and $29.4 million and $20.4 million for the nine months ended September 30, 2012 and 2011, respectively. Income tax expense of $5.2 million and $5.6 million was recorded on these earnings for the three months ended September 30, 2012 and 2011, respectively, and $18.7 million and $13.6 million for the nine months ended September 30, 2012 and 2011, respectively.

One of our subsidiaries owns a 50.1% interest in a joint venture that provides products and services used in connection with loan originations. This investment in affiliate contributed 78.0% and 85.0% of our total equity in earnings of affiliates, net of tax, for the three months ended September 30, 2012 and 2011, respectively, and 74.6% and 86.9% for the nine months ended September 30, 2012 and 2011, respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Statement of operations
Net revenues	$112,887	$105,187	$363,658	$279,500
Expenses	91,635	81,429	290,370	220,055
Income before income taxes	$21,252	$23,758	$73,288	$59,445
Net income	$21,185	$23,582	$72,944	$58,974
CoreLogic equity in earnings of affiliate, pre-tax	$10,614	$11,815	$36,545	$29,546

In August 2012, we completed the disposition of our remaining 29.8% interest in Lone Wolf Real Estate Technologies, Inc. for $8.0 million. The disposition resulted in a gain of $2.2 million, net for the three and nine months ended September 30, 2012. This gain is included in (loss)/gain on investments and other, net in the accompanying condensed consolidated statements of income.

In July 2012, we completed our acquisition of RELS Reporting Services, LLC (dba RELS Credit) (“RELS Credit”), for $3.0 million. We recorded $1.5 million as dividends received from investments in affiliates related to the aforementioned transaction. The acquisition resulted in a change in equity interest loss of $1.2 million, net for the three and nine months ended September 30, 2012. This loss is included in (loss)/gain on investments and other, net in the accompanying condensed consolidated statements of income. See further discussion at Note 13 - Acquisitions.

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $22.0 million and $20.9 million as of September 30, 2012 and December 31, 2011, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. For the nine months ended September 30, 2011, we sold marketable securities resulting in a realized pre-tax gain of $24.9 million. There were no gains or losses recognized on sales of marketable securities for the three months ended September 30, 2011 and the three and nine months ended September 30, 2012.

Note 4 - Property and Equipment, Net

Property and equipment as of September 30, 2012 and December 31, 2011 consists of the following:

(in thousands)	2012	2011
Land	$4,000	$13,204
Buildings	10,780	13,396
Furniture and equipment	101,773	104,081
Capitalized software	468,346	449,990
Leasehold improvements	40,577	42,873
	625,476	623,544
Less accumulated depreciation	(428,262)	(409,307)
Property and equipment, net	$197,214	$214,237

Depreciation expense for property and equipment was approximately $19.0 million and $19.9 million for the three months ended September 30, 2012 and 2011, respectively; and $52.5 million and $47.8 million for the nine months ended September 30, 2012 and 2011, respectively.

We have reclassified $0.4 million and $3.0 million of property and equipment, net, to assets of discontinued operations as of September 30, 2012 and December 31, 2011, respectively. We recognized impairment losses primarily related to internally developed software and land of $8.5 million and $13.6 million for the three and nine months ended September 30, 2012, respectively. We recognized impairment losses primarily related to internally developed software of $5.4 million for the three and nine months ended September 30, 2011.

Note 5 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the nine months ended September 30, 2012, is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Default Services	Consolidated
Balance as of December 31, 2011
Goodwill	$649,648	$680,674	$149,409	$1,479,731
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	649,048	673,749	149,409	1,472,206
Translation adjustments	3,722	—	—	3,722
Balance as of September 30, 2012
Goodwill, net	$652,770	$673,749	$149,409	$1,475,928

We have reclassified $1.6 million and $17.3 million of goodwill, net, to assets of discontinued operations as of September 30, 2012 and December 31, 2011, respectively.

Note 6 – Other Intangible Assets, net

Other intangible assets consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011
Customer lists	$261,815	$276,112
Noncompete agreements	6,366	7,898
Trade names and licenses	24,618	24,402
	292,799	308,412
Less accumulated amortization	(144,833)	(144,047)
Other intangible assets, net	$147,966	$164,365

Amortization expense for other intangible assets was $7.1 million and $8.3 million for the three months ended September 30, 2012 and 2011, respectively, and $20.5 million and $19.3 million for the nine months ended September 30, 2012 and 2011, respectively. We have reclassified $0.5 million and $2.6 million of other intangible assets, net, to assets of discontinued operations as of September 30, 2012 and December 31, 2011, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
Remainder of 2012	$6,931
2013	30,198
2014	23,322
2015	21,325
2016	18,721
Thereafter	47,469
$147,966

Note 7 – Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2012	2011
Acquisition-related notes:
Non-interest bearing acquisition note due in $5.0 million installments March 2014 and 2016	$8,628	$13,209
Notes:
7.25% senior notes due June 2021	393,000	400,000
5.7% senior debentures due August 2014	1,175	1,175
7.55% senior debentures due April 2028	59,645	59,645
8.5% deferrable interest subordinated notes	—	34,768
Bank debt:
Revolving line of credit borrowings due March 2016, weighted average interest rate of 6.8%	51,890	51,045
Term loan facility borrowings through March 2016, weighted average interest rate of 4.0%	280,000	341,250
Other debt:
Various interest rates with maturities through 2014	439	7,203
Total long-term debt	794,777	908,295
Less current portion of long-term debt	320	62,268
Long-term debt, net of current portion	$794,457	$846,027

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and the guarantees of the Notes are full and unconditional and joint and several. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. For the nine months ended September 30, 2012, we repurchased $7.0 million of the Notes. As of September 30, 2012, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of September 30, 2012, A$50.0 million, or $51.9 million, is outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data Limited ("RP Data"). The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate. For the nine months ended September 30, 2012, we paid $61.3 million of outstanding indebtedness under the Term Facility of which $43.8 million was a prepayment. This prepayment was applied to the most current portion of the term loan amortization schedule.

As of September 30, 2012 and December 31, 2011, we have recorded $12.0 million and $4.4 million, respectively, of accrued interest expense. For the nine months ended September 30, 2012, debt prepayments resulted in $0.3 million of incremental interest expense in the accompanying condensed consolidated statements of income due to the write-off of unamortized debt issuance costs.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of September 30, 2012, the discounted balance outstanding under the note was $8.6 million.

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

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $7.1 million and $5.1 million at September 30, 2012 and December 31, 2011, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

For the three months ended September 30, 2012 and September 30, 2011, unrealized losses of $0.5 million (net of $0.3 million in deferred taxes) and $3.2 million (net of $2.1 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps. For the nine months ended September 30, 2012 and September 30, 2011, unrealized losses of $1.3 million (net of $0.8 million in deferred taxes) and $5.9 million (net of $3.9 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps.

Note 8 – Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 36.9% and 220.7% for the three months ended September 30, 2012 and 2011, respectively, and 40.9% and 66.1% for the nine months ended September 30, 2012 and 2011, respectively. The change in the effective rate for the three months ended September 30, 2012 and 2011 is primarily attributable to the 2011 excess tax gain recognized upon the sale of Corelogic Global Services Private Limited ("Corelogic India"). The change in the effective tax rate for the nine months ended September 30, 2012 and 2011 is primarily attributable to the reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment in 2011 and the 2011 excess tax gain recognized upon the sale of Corelogic Global Services Private Limited ("Corelogic India"). Income taxes included in equity in earnings of affiliates were $5.2 million and $5.6 million for the three months ended September 30, 2012 and 2011, respectively, and $18.7 million and $13.6 million for the nine months ended September 30, 2012 and 2011, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and eliminations group.

As of September 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $52.7 million and $19.3 million, respectively. The increase in the liability as of September 30, 2012 relates primarily to the Company's claim, on behalf of FAFC, for a timing adjustment in a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of September 30, 2012, the liability can be reduced by $1.8 million of offsets related to state income taxes and timing adjustments. The net amount of $50.9 million, if recognized, would favorably affect the Company's effective tax rate and after considering the impact of the agreement with FAFC, the impact to net income would be $6.7 million.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2006.

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

Note 9 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income/(loss) from continuing operations	$36,213	$(2,970)	$106,473	$58,675
Loss from discontinued operations, net of tax	(10,157)	(104,220)	(18,142)	(111,125)
Gain from sale of discontinued operations, net of tax	12,264	—	9,277	—
Net income/(loss) attributable to CoreLogic	$38,320	$(107,190)	$97,608	$(52,450)
Denominator:
Weighted-average shares for basic income/(loss) per share	101,650	106,414	104,713	109,993
Dilutive effect of stock options and restricted stock units	1,463	—	973	598
Weighted-average shares for diluted income/(loss) per share	103,113	106,414	105,686	110,591
Income/(loss) per share
Basic:
Net income/(loss) from continuing operations	$0.36	$(0.03)	$1.02	$0.53
Loss from discontinued operations, net of tax	(0.10)	(0.98)	(0.17)	(1.01)
Gain from sale of discontinued operations, net of tax	0.12	—	0.09	—
Net income/(loss) attributable to CoreLogic	$0.38	$(1.01)	$0.94	$(0.48)
Diluted:
Net income/(loss) from continuing operations	$0.35	$(0.03)	$1.01	$0.53
Loss from discontinued operations, net of tax	(0.10)	(0.98)	(0.17)	(1.00)
Gain from sale of discontinued operations, net of tax	0.12	—	0.09	—
Net income/(loss) attributable to CoreLogic	$0.37	$(1.01)	$0.93	$(0.47)

For the three months ended September 30, 2012 and 2011, 1.0 million and 7.1 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the nine months ended September 30, 2012 and 2011, 3.7 million and 5.5 million stock options and restricted stock units, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Note 10 – Fair Value of Financial Instruments

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of September 30, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$154,552	$—	$154,552
Restricted cash	—	22,081	22,081
Equity securities	21,998	—	21,998
Total Financial Assets	$176,550	$22,081	$198,631

Financial Liabilities:
Total debt	—	881,011	881,011
Total Financial Liabilities	$—	$881,011	$881,011

Derivatives:
Liability for interest rate swap agreements	$—	$7,136	$7,136

The fair values of our financial instruments as of December 31, 2011 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$259,266	$—	$259,266
Restricted cash	—	22,044	22,044
Equity securities	20,884	—	20,884
Total Financial Assets	$280,150	$22,044	$302,194

Financial Liabilities:
Total debt	—	828,990	828,990
Total Financial Liabilities	$—	$828,990	$828,990

Derivatives:
Liability for interest rate swap agreements	$—	$5,078	$5,078

Note 11 – Stock-Based Compensation

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

Restricted Stock Units

For the nine months ended September 30, 2012, we awarded 732,820 RSUs with an estimated grant date fair value of $12.2 million. The RSU awards will vest ratably over three years.

RSU activity for the nine months ended September 30, 2012, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2011	1,193	$17.74
RSUs granted	733	$16.70
RSUs vested	(458)	$17.99
RSUs forfeited	(55)	$16.71
Unvested RSUs outstanding at September 30, 2012	1,413	$17.16

As of September 30, 2012, there was $14.7 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2012, we awarded 345,348 PBRSUs with an estimated grant date fair value of $5.5 million. These awards are subject to both service-based and performance-based vesting. The performance period is from January 1, 2012 to December 31, 2012 and the performance metric is adjusted earnings per share. To the extent the performance criteria are satisfied, the awards vest on December 31, 2014.

PBRSU activity for the nine months ended September 30, 2012, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2011	988	$17.71
PBRSUs granted	345	$16.05
PBRSUs vested	(103)	$17.76
PBRSUs forfeited	(78)	$17.95
Unvested PBRSUs outstanding at September 30, 2012	1,152	$17.19

As of September 30, 2012, there was $15.2 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.9 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

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

	For the Nine Months Ended
	September 30,
	2012	2011
Expected dividend yield	—%	—%
Risk-free interest rate (1)	1.00%	1.85%
Expected volatility (2)	42.81%	33.10%
Expected life (3)	5.5	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

Option activity for the nine months ended September 30, 2012 is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,601	$20.78
Options granted	581	$16.00
Options exercised	(552)	$17.92
Options canceled	(667)	$21.49
Options outstanding at September 30, 2012	3,963	$20.27	5.7	$24,950
Options vested and expected to vest at September 30, 2012	3,915	$20.32	5.6	$24,462
Options exercisable at September 30, 2012	2,440	$22.31	3.9	$10,458

As of September 30, 2012, there was $6.7 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.0 years.

The intrinsic value of options exercised was $2.7 million and $0.4 million for the nine months ended September 30, 2012 and 2011. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The 2001 employee stock purchase plan allowed eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter. The 2001 employee stock purchase plan expired in September 2011. Our 2012 employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. Similar to our 2001 employee stock purchase plan, the 2012 employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter. We recognized an expense for the amount equal to the discount during the last offering period under our 2001 plan, which ended in September 2011.

The following table sets forth the stock-based compensation expense recognized for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
RSUs	$2,108	$1,592	6,896	5,333
PBRSUs	4,033	1,268	6,557	2,171
Stock options	1,039	578	2,758	1,719
Employee stock purchase plan	—	109	—	300
	$7,180	$3,547	$16,211	$9,523

Note 12 – Litigation and Regulatory Contingencies

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

We have $9.4 million as of September 30, 2012 and $6.9 million as of December 31, 2011 reserved for litigation and regulatory contingency matters.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against CoreLogic Valuation Services, LLC (“CVS”), as successor to eAppraiseIT, LLC (“eAppraiseIT”), and several of its current and former affiliates.

The FDIC complaint alleged that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans. On November 14, 2011, the court granted the defendants' motion to dismiss the FDIC's gross negligence, alter ego, single business enterprise and joint venture claims, and a portion of the breach of contract claim. On November 30, 2011, the FDIC filed its first amended complaint, alleging only breach of contract claims and naming only CVS and its parent CoreLogic Real Estate Solutions, LLC f/k/a First American Real Estate Solutions, LLC as defendants. The amended complaint sought to recover losses of at least $129.0 million that the FDIC alleges WaMu suffered on loans allegedly related to these appraisal services. On February 6, 2012, the Court granted the defendants' motion to dismiss the FDIC's $16.0 million breach of contract claim related to 26 appraisal services allegedly provided before the effective date of the WaMu - eAppraiseIT Agreement. On February 16, 2012, the FDIC filed a second amended complaint reasserting that claim. On April 25, 2012, the court granted the defendants' motion to dismiss that $16.0 million claim with prejudice.

The defendants intend to defend against the remaining claims vigorously; however, they may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

New York Attorney General

On September 27, 2012, the Company and its subsidiary CVS, as successors in interest respectively to The First American Corporation (“First American”) and eAppraiseIT, entered into a settlement with the Office of the Attorney General of the State of New York in connection with the Attorney General's lawsuit in New York state court filed in 2007 against First American and eAppraiseIT. The lawsuit concerned appraisal management services eAppraiseIT had provided to WaMu in New York between June 2006 and November 2007. The Attorney General subsequently dropped all damage claims, but continued to seek civil penalties and related relief. In November 2011 the Company announced that it had decided to exit the business of CVS and in May 2012 the Company announced that CVS was being wound down and would be closed by September 30, 2012. Thereafter, in conjunction with the wind-down activities, defendants entered into the settlement in order to avoid further expense, time and uncertainty of continued litigation regarding this discontinued business, and without any findings or admissions as to any of the Attorney General's allegations.

In performance of the settlement, on October 4, 2012 CVS paid the Attorney General civil penalties in the sum of $4.0 million, together with costs, fees and disbursements in the sum of $3.8 million. As a result, the Attorney General has dismissed the lawsuit with prejudice and released the defendants from all claims concerning any appraisal or appraisal management services provided by either defendant to or on behalf of WaMu.

The settlement amounts were recorded in the results of discontinued operations.

RESPA Class Action

On February 8, 2008, a purported class action was filed in the United States District Court for the Northern District of California, San Jose Division, against WaMu and eAppraiseIT alleging breach of contract, unjust enrichment, and violations of the Real Estate Settlement Procedures Act (“RESPA”), the California Unfair Competition Law and the California Consumers Legal Remedies Act. The complaint alleged a conspiracy between WaMu and eAppraiseIT to allow WaMu to direct appraisers to artificially inflate appraisals in order to qualify higher value loans that WaMu could then sell in the secondary market. Plaintiffs subsequently voluntarily dismissed WaMu on March 9, 2009. On August 30, 2009, the court dismissed all claims against eAppraiseIT except the RESPA claim.

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

CVS, as the successor to eAppraiseIT, intends to defend against this claim vigorously; however, it may not be successful. At this time we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against Teletrack, Inc. (“Teletrack”), one of our subsidiaries. The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and cost of suit. On September 20, 2011, Teletrack filed a motion to dismiss the complaint on grounds that the plaintiffs lacked standing. That motion was denied on March 7, 2012. Teletrack has denied the allegations and is defending against this claim vigorously; however, it may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

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
At September 30, 2012, no reserves were considered necessary.

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

Note 13 – Acquisitions

In July 2012, we completed our acquisition of RELS Credit, for $3.0 million. We recorded $1.5 million as dividends received from investments in affiliates related to the aforementioned transaction. RELS Credit is included as a component of the mortgage origination services segment. We previously held a 50.1% equity method investment in this entity and as a result of the purchase price paid, we recognized a loss of $1.2 million on our existing investment which is included in (loss)/gain on investments and other, net in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $3.1 million of customer lists with an estimated average life of 3 years. The business combination did not have a material impact on our consolidated financial statements.

Note 14 – Discontinued Operations

As of August 31, 2012, we completed the disposition of American Driving Records within our transportation services business for $11.0 million, which resulted in a pre-tax gain of $3.9 million for the three and nine months ended September 30, 2012. This gain is included in gain/(loss) from sale of discontinued operations, net of tax in the accompanying condensed consolidated statements of income. In June 2012, we determined to wind down our wholly-owned consumer services business in lieu of a sale. In March 2012, we determined to wind down our wholly-owned appraisal management company business in lieu of a sale which resulted in a pre-tax write-down of the remaining goodwill of $13.9 million in the first quarter of 2012. In

September 2011, we closed our marketing services business (LeadClick). In connection with preparing our three and nine months ended September 30, 2012 financial statements, we recorded an additional adjustment of approximately $4.1 million income tax expense associated with the closure of LeadClick as discussed in Note 1 - Basis for Consolidated Condensed Financial Statements. On December 2010, we entered into a purchase agreement with an affiliate of Symphony Technology Group, pursuant to which we sold our employer and litigation services businesses. For the three and nine months ended September 30, 2012, we recorded a gain of $12.3 million and a loss of $9.3 million on sale of discontinued operations, net, respectively.

Each of these businesses is reflected in our consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2012 presentation.

Summarized below are certain assets and liabilities classified as discontinued operations as of September 30, 2012 and December 31, 2011:

(in thousands)	Data Analytics		Mortgage Origination	Default
As of September 30, 2012	Marketing	Consumer	Appraisal	Transportation	Total
Current assets	$(269)	$7,200	$359	$16	$7,306
Property and equipment, net	—	83	306	—	389
Other assets	40	2,081	—	—	2,121
Total assets	$(229)	$9,364	$665	$16	$9,816

Total liabilities	$1,411	$5,572	$12,146	$683	$19,812

As of December 31, 2011
Current assets	$3,380	$14,833	$1,038	$13,252	$32,503
Property and equipment, net	—	114	911	1,967	2,992
Goodwill and other identifiable intangible assets, net	—	2,109	13,959	3,845	19,913
Other assets	—	—	—	108	108
Total assets	$3,380	$17,056	$15,908	$19,172	$55,516

Total liabilities	$(2,210)	$11,849	$10,907	$6,853	$27,399

Summarized below are the components of our income/(loss) from discontinued operations for the three months ended September 30, 2012 and 2011:

(in thousands)	Data and Analytics		Mortgage Origination	Default
For the three months ended September 30, 2012	Marketing	Consumer	Appraisal	Transportation	Total
Operating revenue	$—	$8,410	$6,938	$11,643	$26,991
(Loss)/income from discontinued operations before income taxes	(66)	(348)	(7,121)	24	(7,511)
Income tax expense/(benefit)	3,972	(122)	(1,199)	(5)	2,646
(Loss)/income from discontinued operations, net of tax	$(4,038)	$(226)	$(5,922)	$29	$(10,157)

For the three months ended September 30, 2011
Operating revenue	$6,431	$22,877	$12,463	$16,838	$58,609
(Loss)/income from discontinued operations before income taxes	(152,675)	(13,384)	(3,066)	157	(168,968)
Income tax (benefit)/expense	(58,300)	(5,318)	(1,188)	58	(64,748)
(Loss)/income from discontinued operations, net of tax	$(94,375)	$(8,066)	$(1,878)	$99	$(104,220)

Summarized below are the components of our income/(loss) from discontinued operations for the nine months ended September 30, 2012 and 2011:

	Data and Analytics		Business Information
For the nine months ended September 30, 2012	Marketing	Consumer	Transportation	Appraisal	Total
Operating revenue	$—	$55,773	$46,435	$25,137	$127,345
Income/(loss) from discontinued operations before income taxes	111	5,177	(1,707)	(23,675)	(20,094)
Income tax expense/(benefit)	4,041	2,030	(1,780)	(6,243)	(1,952)
(Loss)/income from discontinued operations, net of tax	$(3,930)	$3,147	$73	$(17,432)	$(18,142)

For the nine months ended September 30, 2011
Operating revenue	$29,399	$73,443	$51,448	$60,012	$214,302
(Loss)/income from discontinued operations before income taxes	(166,342)	(7,603)	1,210	(7,741)	(180,476)
Income tax (benefit)/expense	(63,768)	(3,004)	479	(3,058)	(69,351)
(Loss)/income from discontinued operations, net of tax	$(102,574)	$(4,599)	$731	$(4,683)	$(111,125)

Note 15 – Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the three months ended September 30, 2012 and 2011, the net amount of $1.6 million and $1.7 million, respectively, (reflecting services provided by us to FAFC and from FAFC to us) was recognized as a reduction of other operating expenses in connection with the transition services agreements. For the nine months ended September 30, 2012 and 2011, the net amount of $4.9 million and $4.8 million, respectively, was recognized as a reduction of other operating expenses in connection with the transition services agreements.

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. See further discussion at Note 12 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We recorded a receivable, in other assets in the accompanying Condensed Consolidated Balance Sheets, for these contingent tax obligations from FAFC of $41.0 million and $34.4 million as of September 30, 2012 and December 31, 2011, respectively. The liability for income taxes associated with uncertain tax positions was $44.1 million and $10.4 million as of September 30, 2012 and December 31, 2011, respectively. Further, during our first quarter of 2012, pursuant to our Tax Sharing Agreement, we recorded a net equity adjustment of approximately $5.7 million related to Separation activity associated with FAFC. See further discussion at Note 8 – Income Taxes.

In connection with the Separation transactions, we issued approximately $250.0 million in value, or 12,933,265 shares of our common stock, to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC agreed to dispose of the shares five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. Since the Separation, we repurchased 10,433,265 shares of our common stock that was owned by FAFC or one of its subsidiaries for an aggregate purchase price of $227.7 million.

FAFC owns two office buildings that are leased to us under the terms of certain lease agreements. Rental expense associated with these properties totaled $1.1 million and $3.3 million for the three and nine months ended September 30, 2012 and 2011.

During the three and nine months ended September 30, 2012 and 2011, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily related to sales of data and other settlement services totaled $6.8 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively, and $14.3 million and $11.6 million for the nine months ended September 30, 2012 and 2011, respectively. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and totaled $0.9 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 16 – Segment Information

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

Our data and analytics segment includes intercompany revenues of $2.2 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively, and $8.5 million and $9.9 million for the nine months ended September 30, 2012 and 2011, respectively. The segment also includes intercompany expenses of $1.4 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively, and $4.9 million and $9.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Our mortgage origination services segment includes intercompany revenues of $0.7 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and $2.1 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively. The segment also includes intercompany expenses of $2.1 million and $6.2 million for the three months ended September 30, 2012 and 2011, respectively, and $8.3 million and $25.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Default Services. Our default services segment provides mortgage default management services, loss mitigation services, claims management, property valuation and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies, government-sponsored enterprises and property and casualty insurance companies.

Our default services segment includes intercompany revenues of $0.7 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $2.1 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. The segment also includes intercompany expenses of $0.1 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $12.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Corporate and Eliminations consists primarily of investment gains and losses, corporate personnel, and other operating expenses associated with our corporate facilities, certain technology initiatives, income taxes, unallocated interest expense and elimination of intercompany revenues included in the results of the reportable segments.

Selected financial information by reportable segment is as follows:

(in thousands)
For the three months ended September 30, 2012	Operating Revenue	Depreciation and Amortization	Income From Continuing Operations	Equity in Earnings of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
Data and analytics	$148,953	$17,697	$27,695	$489	$29,657	$14,114
Mortgage origination services	175,120	6,409	51,600	12,851	64,366	3,679
Default services	89,364	799	16,722	—	16,792	1,219
Corporate and eliminations	(3,677)	8,132	(34,635)	(5,174)	(74,652)	3,459
Consolidated (excluding discontinued operations)	$409,760	$33,037	$61,382	$8,166	$36,163	$22,471

For the three months ended September 30, 2011
Data and analytics	$139,813	$22,375	$15,854	$350	$15,235	$10,375
Mortgage origination services	129,176	6,719	20,490	13,411	34,534	3,668
Default services	85,106	1,292	12,708	(34)	12,747	1,473
Corporate and eliminations	(5,649)	4,458	(21,212)	(5,387)	(65,408)	2,121
Consolidated (excluding discontinued operations)	$348,446	$34,844	$27,840	$8,340	$(2,892)	$17,637

For the nine months ended September 30, 2012
Data and analytics	$435,893	$53,351	$80,764	$1,705	$83,230	$42,027
Mortgage origination services	476,944	21,219	123,925	46,239	169,705	12,533
Default services	257,995	3,406	46,931	—	47,145	3,103
Corporate and eliminations	(13,610)	15,458	(77,449)	(18,563)	(193,816)	5,144
Consolidated (excluding discontinued operations)	$1,157,222	$93,434	$174,171	$29,381	$106,264	$62,807

For the nine months ended September 30, 2011
Data and analytics	$386,875	$48,237	$49,615	$1,089	$50,398	$31,341
Mortgage origination services	370,512	17,896	53,494	32,733	113,302	9,213
Default services	250,371	3,952	39,362	(129)	38,883	3,454
Corporate and eliminations	(14,609)	14,075	(69,223)	(13,300)	(142,766)	9,424
Consolidated (excluding discontinued operations)	$993,149	$84,160	$73,248	$20,393	$59,817	$53,432

(in thousands)	As of	As of
Assets	September 30, 2012	December 31, 2011
Data and analytics	$1,257,857	$1,248,436
Mortgage origination services	1,044,557	1,039,069
Default services	229,631	226,034
Corporate and eliminations	422,563	541,016
Consolidated (excluding discontinued operations)	$2,954,608	$3,054,555

Note 17 - Guarantor Subsidiaries

As discussed in Note 7 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects the Parent's separate accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$171,969	$323,345	$46,675	$—	$541,989
Property and equipment, net	13,935	149,877	33,402	—	197,214
Goodwill	—	1,288,328	187,600	—	1,475,928
Other identifiable intangible assets, net	—	96,186	51,780	—	147,966
Capitalized data and database cost, net	—	224,638	84,509	—	309,147
Investments in affiliates	—	102,728	6,328	—	109,056
Deferred income tax assets, long-term	45,711	—	—	(14,900)	30,811
Restricted cash	18,299	306	3,476	—	22,081
Investment in subsidiaries	1,744,865	—	—	(1,744,865)	—
Other assets	98,767	29,328	2,137	—	130,232
Total assets	$2,093,546	$2,214,736	$415,907	$(1,759,765)	$2,964,424

Liabilities and equity:
Current liabilities	$76,530	$391,623	$47,003	$—	$515,156
Long-term debt, net	733,820	8,747	51,890	—	794,457
Deferred revenue	—	313,466	—	—	313,466
Deferred income taxes, long term	—	14,900	19,376	(14,900)	19,376
Other liabilities	135,446	32,861	3,831	—	172,138
Total CoreLogic stockholders' equity	1,147,750	1,453,139	291,726	(1,744,865)	1,147,750
Noncontrolling interests	—	—	2,081	—	2,081
Total liabilities and equity	$2,093,546	$2,214,736	$415,907	$(1,759,765)	$2,964,424

	Condensed Balance Sheet
	As of December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Current assets	$284,329	$339,098	$32,552	$—	$655,979
Property and equipment, net	8,500	175,129	30,608	—	214,237
Goodwill	—	1,288,328	183,878	—	1,472,206
Other identifiable intangible assets, net	—	107,994	56,371	—	164,365
Capitalized data and database cost, net	—	218,534	85,472	—	304,006
Investments in affiliates	—	108,323	5,486	—	113,809
Deferred income tax assets, long-term	53,724	—	—	(15,419)	38,305
Restricted cash	18,298	122	3,624	—	22,044
Investment in subsidiaries	1,797,065	—	—	(1,797,065)	—
Other assets	92,910	30,152	2,058	—	125,120
Total assets	$2,254,826	$2,267,680	$400,049	$(1,812,484)	$3,110,071

Liabilities and equity:
Current liabilities	$95,237	$369,631	$35,791	$—	$500,659
Long-term debt, net	784,570	10,412	51,045	—	846,027
Deferred revenue	—	338,799	—	—	338,799
Deferred income taxes, long term	—	15,419	18,383	(15,419)	18,383
Other liabilities	132,498	24,333	4,551	—	161,382
Total CoreLogic stockholders' equity	1,242,521	1,509,086	287,979	(1,797,065)	1,242,521
Noncontrolling interests	—	—	2,300	—	2,300
Total liabilities and equity	$2,254,826	$2,267,680	$400,049	$(1,812,484)	$3,110,071

	Condensed Statement of Operations
	For the three months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$386,033	$23,727	$—	$409,760
External cost of revenues	—	97,213	3,556	—	100,769
Salaries and benefits	21,143	101,266	11,385	—	133,794
Other operating expenses	(3,684)	81,707	2,755	—	80,778
Depreciation and amortization	610	26,755	5,672	—	33,037
(Loss)/income from continuing operations	(18,069)	79,092	359	—	61,382
Total interest expense, net	(12,035)	(28)	(662)	—	(12,725)
Gain/(loss) on investment and other, net	1,111	(5,598)	233	—	(4,254)
(Benefit)/provision for income taxes	(10,228)	24,898	1,736	—	16,406
Equity in earnings of affiliates, net of tax	—	7,919	247	—	8,166
Equity in earnings of subsidiary, net of tax	57,085	—	—	(57,085)	—
Net income/(loss) from continuing operations, net of tax	38,320	56,487	(1,559)	(57,085)	36,163
Loss from discontinued operations, net of tax	—	(10,157)	—	—	(10,157)
Gain on sale of discontinued operations, net of tax	—	12,264	—	—	12,264
Net income/(loss)	38,320	58,594	(1,559)	(57,085)	38,270
Less: Net loss attributable to noncontrolling interest	—	—	(50)	—	(50)
Net income/(loss) attributable to CoreLogic	$38,320	$58,594	$(1,509)	$(57,085)	$38,320
Total other comprehensive income/(loss)	4,264	—	5,163	(5,163)	4,264
Comprehensive income/(loss) attributable to CoreLogic	$42,584	$58,594	$3,654	$(62,248)	$42,584

	Condensed Statement of Operations
	For the three months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$316,415	$32,031	$—	$348,446
External cost of revenues	—	75,906	2,272	—	78,178
Salaries and benefits	13,444	101,679	16,400	—	131,523
Other operating expenses	1,228	62,662	12,171	—	76,061
Depreciation and amortization	920	24,482	9,442	—	34,844
(Loss)/income from continuing operations	(15,592)	51,686	(8,254)	—	27,840
Total interest expense, net	(13,288)	(193)	(938)	—	(14,419)
Loss on investment and other, net	(3,297)	(821)	—	—	(4,118)
Provision/(benefit) for income taxes	24,722	(4,508)	321	—	20,535
Equity in earnings of affiliates, net of tax	—	8,284	56	—	8,340
Equity in earnings of subsidiary, net of tax	(50,291)	—	—	50,291	—
Net (loss)/income from continuing operations, net of tax	(107,190)	63,464	(9,457)	50,291	(2,892)
Loss from discontinued operations, net of tax	—	(104,220)	—	—	(104,220)
Net (loss)/income	(107,190)	(40,756)	(9,457)	50,291	(107,112)
Less: Net income attributable to noncontrolling interest	—	—	78	—	78
Net (loss)/income attributable to CoreLogic	$(107,190)	$(40,756)	$(9,535)	$50,291	$(107,190)
Total other comprehensive (loss)/income	(31,721)	(271)	(27,789)	28,060	(31,721)
Comprehensive (loss)/income attributable to CoreLogic	$(138,911)	$(41,027)	$(37,324)	$78,351	$(138,911)

	Condensed Statement of Operations
	For the nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,088,836	$68,386	$—	$1,157,222
External cost of revenues	—	264,281	10,085	—	274,366
Salaries and benefits	62,576	308,436	35,033	—	406,045
Other operating expenses	(13,948)	214,722	8,432	—	209,206
Depreciation and amortization	2,137	73,582	17,715	—	93,434
(Loss)/income from continuing operations	(50,765)	227,815	(2,879)	—	174,171
Total interest (expense)/income, net	(38,034)	159	(2,326)	—	(40,201)
Gain/(loss) on investment and other, net	2,456	(7,144)	823	—	(3,865)
(Benefit)/provision for income taxes	(31,698)	81,263	3,657	—	53,222
Equity in earnings of affiliates, net of tax	—	28,490	891	—	29,381
Equity in earnings of subsidiary, net of tax	152,253	—	—	(152,253)	—
Net income/(loss) from continuing operations, net of tax	97,608	168,057	(7,148)	(152,253)	106,264
Loss from discontinued operations, net of tax	—	(18,142)	—	—	(18,142)
Gain from sale of discontinued operations, net of tax	—	9,277	—	—	9,277
Net income/(loss)	97,608	159,192	(7,148)	(152,253)	97,399
Less: Net loss attributable to noncontrolling interest	—	—	(209)	—	(209)
Net income/(loss) attributable to CoreLogic	$97,608	$159,192	$(6,939)	$(152,253)	$97,608
Total other comprehensive income/(loss)	5,637	—	6,178	(6,178)	5,637
Comprehensive income/(loss) attributable to CoreLogic	$103,245	$159,192	$(761)	$(158,431)	$103,245

	Condensed Statement of Operations
	For the nine months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$907,207	$85,942	$—	$993,149
External cost of revenues	—	207,435	4,022	—	211,457
Salaries and benefits	53,803	313,907	46,835	—	414,545
Other operating expenses	5,869	182,087	21,783	—	209,739
Depreciation and amortization	2,778	67,985	13,397	—	84,160
(Loss)/income from continuing operations	(62,450)	135,793	(95)	—	73,248
Total interest expense, net	(42,721)	(152)	(905)	—	(43,778)
Gain on investment and other, net	63,362	23,339	82	—	86,783
Provision for income taxes	19,990	54,385	2,454	—	76,829
Equity in earnings of affiliates, net of tax	—	20,337	56	—	20,393
Equity in earnings of subsidiary, net of tax	9,839	—	—	(9,839)	—
Net (loss)/income from continuing operations, net of tax	(51,960)	124,932	(3,316)	(9,839)	59,817
Loss from discontinued operations, net of tax	—	(111,125)	—	—	(111,125)
Net (loss)/income	(51,960)	13,807	(3,316)	(9,839)	(51,308)
Less: Net income attributable to noncontrolling interest	490	—	652	—	1,142
Net (loss)/income attributable to CoreLogic	$(52,450)	$13,807	$(3,968)	$(9,839)	$(52,450)
Total other comprehensive (loss)/income	(48,327)	(14,244)	(26,498)	40,742	(48,327)
Comprehensive (loss)/income attributable to CoreLogic	$(100,777)	$(437)	$(30,466)	$30,903	$(100,777)

	Condensed Statement of Cash Flows
	For the nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(15,158)	$263,740	$10,207	$—	$258,789
Net cash provided by operating activities - discontinued operations	—	9,684	—	—	9,684
Total cash (used in)/provided by operating activities	$(15,158)	$273,424	$10,207	$—	$268,473
Cash flow from investing activities:
Purchases of property and equipment	(1,409)	(27,940)	(9,404)	—	(38,753)
Purchases of capitalized data and other intangible assets	—	(21,537)	(2,517)	—	(24,054)
Cash paid for acquisitions, net of cash acquired	—	111	—	—	111
Proceeds from sale of discontinued operations	—	10,000	—	—	10,000
Proceeds from sale of property and equipment	—	1,852	—	—	1,852
Proceeds from sale of investments	—	8,000	—	—	8,000
Change in restricted cash	—	(185)	307	—	122
Net cash used in investing activities - continuing operations	(1,409)	(29,699)	(11,614)	—	(42,722)
Net cash used in investing activities - discontinued operations	—	(1,512)	—	—	(1,512)
Total cash used in investing activities	$(1,409)	$(31,211)	$(11,614)	$—	$(44,234)
Cash flow from financing activities:
Repayments of long-term debt	(103,018)	(11,251)	(96)	—	(114,365)
Share repurchased and retired	(226,629)	—	—	—	(226,629)
Proceeds from issuance of stock related to stock options and employee benefit plans	9,624	—	—	—	9,624
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,015)	—	—	—	(3,015)
Distribution to noncontrolling interests	—	—	(10)	—	(10)
Tax benefit related to stock options	643	—	—	—	643
Other	226,159	(231,582)	5,423	—	—
Net cash (used in)/provided by financing activities - continuing operations	(96,236)	(242,833)	5,317	—	(333,752)
Net cash provided by financing activities - discontinued operations	—	3	—	—	3
Total cash (used in)/provided by financing activities	$(96,236)	$(242,830)	$5,317	$—	$(333,749)
Net (decrease)/increase in cash and cash equivalents	(112,803)	(617)	3,910	—	(109,510)
Cash and cash equivalents at beginning of period	229,871	9,106	20,289	—	259,266

Less: Change in cash and cash equivalents - discontinued operations	—	8,175	—	—	8,175
Plus: Cash swept from discontinued operations	12,971	—	—	—	12,971
Cash and cash equivalents at end of period	$130,039	$314	$24,199	$—	$154,552

	Condensed Statement of Cash Flows
	For the nine months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(110,604)	$198,806	$(18,326)	$—	$69,876
Net cash used in operating activities - discontinued operations	—	(14,051)	—	—	(14,051)
Total cash (used in)/provided by operating activities	$(110,604)	$184,755	$(18,326)	$—	$55,825
Cash flow from investing activities:
Purchases of redeemable noncontrolling interests	(72,000)	—	—	—	(72,000)
Purchases of property and equipment	(393)	(29,041)	(4,124)	—	(33,558)
Purchases of capitalized data and other intangible assets	—	(19,872)	(2)	—	(19,874)
Cash paid for acquisitions, net of cash acquired	(215,096)	—	882	—	(214,214)
Proceeds from sale of subsidiary and other decreases in noncontrolling interest, net	22,754	—	—	—	22,754
Purchases of investments	725	(27,623)	—	—	(26,898)
Proceeds from sale of property and equipment	—	389	—	—	389
Proceeds from sale of investments	—	53,847	—	—	53,847
Change in restricted cash	3,200	—	(584)	—	2,616
Net cash used in investing activities - continuing operations	(260,810)	(22,300)	(3,828)	—	(286,938)
Net cash used in investing activities - discontinued operations	—	(4,380)	—	—	(4,380)
Total cash used in investing activities	$(260,810)	$(26,680)	$(3,828)	$—	$(291,318)
Cash flow from financing activities:
Proceeds from long-term debt	750,000	54,375	53,610	—	857,985
Debt issuance costs	(21,636)	(444)	—	—	(22,080)
Repayments of long-term debt	(571,412)	(105,804)	(50,483)	—	(727,699)
Share repurchased and retired	(176,512)	—	—	—	(176,512)
Proceeds from issuance of stock related to stock options and employee benefit plans	4,448	—	—	—	4,448
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,023)	—	—	—	(2,023)
Distribution to noncontrolling interests	—	(4,290)	(545)	—	(4,835)
Tax benefit related to stock options	217	17	—	—	234
Other	149,013	(141,807)	(7,206)	—	—
Net cash provided by/(used in) financing activities - continuing operations	132,095	(197,953)	(4,624)	—	(70,482)
Net cash provided by financing activities - discontinued operations	—	70	—	—	70

Total cash provided by/(used in) financing activities	$132,095	$(197,883)	$(4,624)	$—	$(70,412)
Net decrease in cash and cash equivalents	(239,319)	(39,808)	(26,778)	—	(305,905)
Cash and cash equivalents at beginning of period	355,974	23,013	47,225	—	426,212
Less: Change in cash and cash equivalents - discontinued operations	—	(18,361)	—	—	(18,361)
Cash and cash equivalents at end of period	$116,655	$1,566	$20,447	$—	$138,668

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

Separation Transaction

On June 1, 2010, we completed the Separation under which we spun off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses. See further discussion at Note 15 - Transactions with FAFC.

To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between FAFC and the Company. In addition, we also entered into a Restrictive Covenants Agreement and a Tax Sharing Agreement as described in Note 8 – Income Taxes.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.

Business Overview

We are a leading residential property information, analytics and services provider in the United States and Australia. The markets we serve include real state and mortgage finance, insurance, capital markets, transportation and government. We deliver value to our customers through unique data, analytics, workflow technology, advisory and managed services. Our customers rely on us to help identify and managed growth opportunities, improve performance and mitigate risk..

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

Default Services

We provide mortgage default management services, loss mitigation services, claims management, property valuation and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies, government-sponsored enterprises and property and casualty insurance companies.

RESULTS OF OPERATIONS

Summary

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. We believe the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. Throughout 2012 we have benefited from the improvement in the U.S. residential real estate and mortgage lending industries, particularly refinancing transactions. Higher levels of mortgage applications, originations combined with recovering home prices and home purchase activity have all created an improved market environment for our businesses in 2012. As a result, the historical seasonal trend of strongest mortgage and real estate activity in the spring and summer months has been less pronounced this year.

For the three months ended September 30, 2012, 79.2% of our revenues were related to clients that process real estate mortgage loan applications, origination and non-default related servicing. Approximately 36.4% of our operating revenues for the three months ended September 30, 2012 were generated from the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers' Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations increased approximately 34.2% in the third quarter of 2012 relative to the same period of 2011. MBA estimates that mortgage applications increased 44.8% in the third quarter of 2012 relative to the same period of 2011. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. As a result of the historical low long-term interest rate environment, the accommodative policy stance of the Federal Reserve, and the presence of Federal Government programs targeting mortgage loan refinancing and modification activity, we anticipate the level of mortgage originations, particularly refinancing transactions, to remain at relatively high levels in the near term.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 10.6% in the quarter ending September 30, 2012 relative to quarter ending September 30, 2011. Additionally, based on our internal analysis and market estimates, we believe that the inventory of seriously delinquent mortgage loans and loans in foreclosure is decreasing and the market is continuing to experience a delay in processing these troubled loans.

As part of the Company's on-going cost efficiency programs, in July 2012, the Company announced the launch of its technology transformation initiative (“TTI”) with Dell Services. The objective of the TTI is to convert the Company's existing technology infrastructure to a new platform which is expected to provide new functionality, increased performance, and a reduction in application management and development costs. Following an initial transition period of thirty months, the Company expects net operating expense reductions of approximately $35.0 to $40.0 million per year compared to 2012 cost levels. Third quarter 2012 expenses related to the initiative were $22.4 million, of which $11.9 million are non-cash charges.

On a consolidated basis, our operating revenues increased 17.6% and 16.5%, for the three and nine months ended September 30, 2012, when compared to the same periods of the prior year. Data and analytics segment operating revenues increased 6.5% and 12.7% for the three and nine months ended September 30, 2012, when compared to the same periods of the prior year, due to higher data licensing and analytics projects, and the impact of acquisition activity. Mortgage origination services segment operating revenues increased 35.6% and 28.7% for the three and nine months ended September 30, 2012, when compared to the same periods of the previous year, due to higher mortgage origination volumes and the impact of acquisition activity. Default services segment operating revenues increased 5.0% and 3.0% for the three and nine months ended

September 30, 2012, when compared to the same periods of the previous year, due primarily to higher loss mitigation services and field services.

Our total operating expense increased 8.7% and 6.9% for the three and nine months ended September 30, 2012, when compared to the same periods of the prior year, primarily due to higher external cost of revenue from increased volumes. For the three months ended September 30, 2012, operating expense further increased due to higher external cost of sales, higher salaries and benefits and higher other operating expenses from higher volumes and our TTI investment charges, partially offset by lower depreciation and amortization. For the nine months ended September 30, 2012, operating expense further increased due to higher external cost of sales from increased volumes and higher depreciation and amortization from acquisitions, partially offset by lower salaries and benefits and lower other operating expenses resulting from our cost-reduction initiatives.

Total interest expense, net, decreased 11.7% and 8.2% for the three and nine months ended September 30, 2012, when compared to the same periods of the prior year, due to lower write-offs of deferred financing costs of $10.2 million in the second quarter of 2011, partially offset by higher interest expense due to higher average outstanding debt balances as a result of the issuance of $400.0 million principal amount of senior notes in May 2011.

Loss on investments and other income decreased 3.3% and 104.5% for the three and nine months ended September 30, 2012, when compared to the same periods of the prior year. For the nine months ended September 30, 2012, the variance is due to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc. in January 2011 and the $58.9 million pre-tax gain from our acquisition of the remaining interest in RP Data in May 2011.

Net income increased $145.5 million, or 135.7%, for the three months ended September 30, 2012, when compared to the same period of the prior year, primarily due to lower losses from discontinued operations of $94.1 million which included the closure of the marketing services business in September 2011, higher net income from continuing operations of $39.1 million, partially offset by higher loss from sale of discontinued operations of $12.3 million, and higher non-controlling interests of $0.1 million. Net income increased $150.1 million, or 286.1%, for the nine months ended September 30, 2012, when compared to the same periods of the prior year, primarily due to higher net income from continuing operations of $46.4 million, lower losses from discontinued operations of $93.0 million due to the wind-down of our wholly-owned appraisal management company businesses and the sale of American Driving Records, partially offset by higher loss from sale of discontinued operations of $9.3 million and lower non-controlling interests of $1.4 million.

The historically low level of home purchase activity, continued general economic weakness and the impact of increased regulatory uncertainty have constrained the demand for many of our products and services. If these challenges persist for us and our customers, they could negatively affect our revenue, earnings and liquidity. For additional information related to our results of operations for each of our reportable segments please see the discussions under “Data and Analytics,” “Mortgage Origination Services” and “Default Services” below.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Data and Analytics

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2012	September 30, 2011	$ Change	% Change	September 30, 2012	September 30, 2011	$ Change	% Change
Operating revenues	$148,953	$139,813	$9,140	6.5%	$435,893	$386,875	$49,018	12.7%
External cost of revenues	15,152	10,688	4,464	41.8%	37,976	31,021	6,955	22.4%
Salaries and benefits	52,044	48,603	3,441	7.1%	158,938	136,233	22,705	16.7%
Other operating expenses	36,365	42,293	(5,928)	(14.0)%	104,864	121,769	(16,905)	(13.9)%
Depreciation and amortization	17,697	22,375	(4,678)	(20.9)%	53,351	48,237	5,114	10.6%
Total operating expenses	121,258	123,959	(2,701)	(2.2)%	355,129	337,260	17,869	5.3%
Income from operations	27,695	15,854	11,841	74.7%	80,764	49,615	31,149	62.8%
Total interest (expense)/income, net	(674)	(148)	(526)	355.4%	(1,675)	514	(2,189)	(425.9)%
Gain/(loss) on investments and other income	2,147	(821)	2,968	(361.5)%	2,436	(820)	3,256	(397.1)%
Income from continuing operations before income taxes	29,168	14,885	14,283	96.0%	81,525	49,309	32,216	65.3%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing before equity in earnings of affiliates	29,168	14,885	14,283	96.0%	81,525	49,309	32,216	65.3%
Equity in earnings of affiliates	489	350	139	39.7%	1,705	1,089	616	56.6%
Income from continuing operations	$29,657	$15,235	$14,422	94.7%	$83,230	$50,398	$32,832	65.1%

Operating Revenues

Data and analytics segment operating revenues were $149.0 million and $435.9 million for the three and nine months ended September 30, 2012, respectively, an increase of $9.1 million, or 6.5%, and an increase of $49.0 million, or 12.7%, when compared to the respective periods of the prior year. Acquisition activity accounted for $1.9 million and $31.8 million of the increase for the three and nine months ended September 30, 2012, respectively. For the three months ended September 30, 2012, excluding acquisition activity, the increase of $7.2 million was due to higher data licensing revenues of $5.3 million, growth in analytics revenues of $3.2 million and higher advisory services of $0.5 million which experienced higher document retrieval services as well as higher capital markets projects, partially offset by lower information report revenues of $1.6 million and lower other revenues of $0.2 million. For the nine months ended September 30, 2012, excluding acquisition activity, the increase of $17.2 million was due to growth in analytics revenues of $12.8 million, higher advisory services of $5.2 million and higher data licensing revenues of $4.7 million, partially offset by decreased information report revenues of $4.5 million, lower Multiple Listing Services Solutions revenues of $0.9 million and lower other revenues of $0.1 million.

Information report revenues for both the three and nine months ended September 30, 2012 were negatively impacted by challenging market conditions in our tenancy services business and regulatory conditions affecting certain customers of our under-banked credit services business.

External Cost of Revenues

Data and analytics segment external cost of revenues were $15.2 million and $38.0 million, for the three and nine months ended September 30, 2012, respectively, an increase of $4.5 million, or 41.8%, and an increase of $7.0 million, or 22.4%, when compared to the respective periods of the prior year. Acquisition activity contributed $4.1 million of the increase for the nine months ended September 30, 2012. For both the three and six months ended September 30, 2012, excluding acquisition activity, the increases were due to a shift in product mix primarily related to higher advisory services revenues.

Salaries and Benefits

Data and analytics segment salaries and benefits were $52.0 million and $158.9 million for the three and nine months ended September 30, 2012, respectively, an increase of $3.4 million, or 7.1%, and an increase of $22.7 million, or 16.7%, when compared to the respective periods of the prior year. Acquisition activity accounted for $0.6 million and $18.3 million of the increase for the three and nine months ended September 30, 2012, respectively. For the three months ended September 30, 2012, excluding acquisition activity, the increase of $2.8 million was due to higher benefit costs of $1.3 million, higher salaries of $1.2 million and higher other expenses of $0.8 million, partially offset by lower commission and incentives of $0.5 million. For the nine months ended September 30, 2012, excluding acquisition activity, the increase of $4.4 million was due to higher benefit costs of $2.9 million, higher commission and incentives of $1.9 million and higher other expenses of $0.2 million, partially offset by lower salaries of $0.6 million.

Other Operating Expenses

Data and analytics segment other operating expenses were $36.4 million and $104.9 million for the three and nine months ended September 30, 2012, respectively, a decrease of $5.9 million, or 14.0%, and a decrease of $16.9 million, or 13.9%, when compared to the respective periods of the prior year. Acquisition activity accounted for $0.2 million and $0.8 million of the variance for the three and nine months ended September 30, 2012, respectively. For the three months ended September 30, 2012, excluding acquisition activity, the decrease of $6.2 million was due to lower net allocated costs of $6.4 million, lower professional fees of $0.8 million, partially offset by higher other expenses of $1.0 million. For the nine months ended September 30, 2012, excluding acquisition activity, the decrease of $17.7 million was due to lower net allocated costs of $13.4 million, lower legal expense due to proceeds from the settlement of litigation to enforce patent and other intellectual property rights of $7.0 million, lower professional fees of $2.2 million, partially offset by higher licensing software expense of $1.9 million and higher other expenses of $3.0 million. We allocate expenses, from Corporate and Eliminations, to our business segments for various shared service costs such as human resources, legal, accounting and finance, and technology infrastructure cost.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense was $17.7 million and $53.4 million for the three and nine months ended September 30, 2012, respectively, a decrease of $4.7 million, or 20.9%, and an increase of $5.1 million, or 10.6%, when compared to the respective periods of the prior year. Acquisition activity accounted for $0.5 million and $9.2 million of the variance for the three and nine months ended September 30, 2012. For the three months ended September 30, 2012, excluding acquisition activity, the decrease of $5.2 million was due to prior year write-offs of approximately $5.0 million relating to certain non-performing assets.

Gain/(Loss) on Investments and Other Income, Net

Data and analytics segment gain on investments and other income, net were $2.1 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, and a loss of $0.8 million for the three and nine months ended September 30, 2011. The variance was primarily due to the gain on sale of an investment in an affiliate.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $0.5 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, an increase of $0.1 million, or 39.7%, and an increase of $0.6 million, or 56.6%, when compared to the respective periods of the prior year. Acquisition activity contributed $0.8 million of the variance in equity in earnings of affiliates for the nine months ended September 30, 2012.

Mortgage Origination Services

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2012	September 30, 2011	$ Change	% Change	September 30, 2012	September 30, 2011	$ Change	% Change
Operating revenues	$175,120	$129,176	$45,944	35.6%	$476,944	$370,512	$106,432	28.7%
External cost of revenues	43,221	25,496	17,725	69.5%	113,682	67,681	46,001	68.0%
Salaries and benefits	42,860	39,276	3,584	9.1%	123,358	117,062	6,296	5.4%
Other operating expenses	31,030	37,195	(6,165)	(16.6)%	94,760	114,379	(19,619)	(17.2)%
Depreciation and amortization	6,409	6,719	(310)	(4.6)%	21,219	17,896	3,323	18.6%
Total operating expenses	123,520	108,686	14,834	13.6%	353,019	317,018	36,001	11.4%
Income from operations	51,600	20,490	31,110	151.8%	123,925	53,494	70,431	131.7%
Total interest (expense)/income, net	(85)	633	(718)	(113.4)%	(459)	2,160	(2,619)	(121.3)%
Gain on investments and other income	—	—	—	—%	—	24,915	(24,915)	(100.0)%
Income from continuing operations before income taxes	51,515	21,123	30,392	143.9%	123,466	80,569	42,897	53.2%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	51,515	21,123	30,392	143.9%	123,466	80,569	42,897	53.2%
Equity in earnings of affiliates	12,851	13,411	(560)	(4.2)%	46,239	32,733	13,506	41.3%
Income from continuing operations	$64,366	$34,534	$29,832	86.4%	$169,705	$113,302	$56,403	49.8%

Operating Revenues

Mortgage origination services segment operating revenues were $175.1 million and $476.9 million for the three and nine months ended September 30, 2012, respectively, an increase of $45.9 million, or 35.6%, and an increase of $106.4 million, or 28.7%, when compared to the respective periods of the prior year. Acquisition activity increased revenues by $15.9 million for the nine months ended September 30, 2012. For the three months ended September 30, 2012, the increase of $45.9 million was due primarily to higher mortgage origination volumes, which increased credit services revenues by $18.5 million, tax services revenues by $18.4 million, flood certification revenues by $4.6 million, lending solutions by $4.7 million and other revenues by $0.3 million. Credit services was also impacted from decreased volumes in automobile-related credit services of $0.6 million. For the nine months ended September 30, 2012, excluding acquisition activity, the increase of $90.5 million was due to higher mortgage origination volumes, which increased credit services revenues by $41.8 million, tax services revenues by $31.0 million, flood certification revenues by $15.7 million and other revenues by $1.7 million. Credit services also benefited from increased volumes in automobile-related credit services of $0.3 million.

External Cost of Revenues

Mortgage origination services segment external cost of revenues were $43.2 million and $113.7 million for the three and nine months ended September 30, 2012, respectively, an increase of $17.7 million, or 69.5%, and an increase of $46.0 million, or 68.0%, when compared to the respective periods of the prior year. Acquisition activity accounted for $8.4 million of the increase for the nine months ended September 30, 2012. For the three months ended September 30, 2012, the increase of $17.7 million was due to higher credit bureau expense of $10.3 million, the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $1.9 million, higher lending services costs of $3.0 million and higher other expenses of $2.5 million. For the nine months ended September 30, 2012, excluding acquisition activity, the increase of $37.7 million was due to higher credit bureau expense of $23.6 million, the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $9.8 million, higher flood certification expenses of $1.8 million and higher other expenses of $2.5 million. In August 2011, we sold CoreLogic Global Services Private Limited (“CoreLogic India”), our India-based captive operations, to an affiliate of Cognizant Technology Solutions Corporation (“Cognizant”) and subsequent to the closing of the sale we began to recognize certain expenses in external cost of revenues.

Salaries and Benefits

Mortgage origination services segment salaries and benefits were $42.9 million and $123.4 million for the three and nine months ended September 30, 2012, respectively, an increase of $3.6 million, or 9.1%, and an increase of $6.3 million, or 5.4%, when compared to the respective periods of the prior year. Acquisition activity increased salaries and benefits by $5.0 million for the nine months ended September 30, 2012. For the three months ended September 30, 2012, the increase of $3.6 million was due to higher cost in credit services of $2.0 million, higher costs in lending solutions of $0.7 million, higher tax servicing business of $0.8 million and higher other costs of $0.1 million. For the nine months ended September 30, 2012, excluding acquisition activity, the increase of $1.3 million was due to higher costs in credit services of $2.1 million and higher flood certifications of $0.5 million, partially offset by lower costs in our tax servicing business of $1.3 million.

Other Operating Expenses

Mortgage origination services segment other operating expenses were $31.0 million and $94.8 million for the three and nine months ended September 30, 2012, respectively, a decrease of $6.2 million, or 16.6%, and a decrease of $19.6 million, or 17.2%, when compared to the respective periods of the prior year. Acquisition activity accounted for $3.0 million of the variance for the nine months ended September 30, 2012. For the three months ended September 30, 2012, the decrease of $6.2 million was due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $1.9 million, lower net allocated costs of $3.8 million, lower facilities costs of $1.8 million and lower other expenses of $0.1 million, partially offset by higher professional fees of $1.4 million. For the nine months ended September 30, 2012, excluding acquisition activity, the decrease of $22.6 million was due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $9.8 million, lower net allocated costs of $8.0 million, lower facilities costs of $6.1 million, partially offset by higher other expenses of $1.3 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense was $6.4 million and $21.2 million for the three and nine months ended September 30, 2012, a decrease of $0.3 million, or 4.6%, and an increase of $3.3 million, or 18.6%, when compared to the respective periods of the prior year. Acquisition activity accounted for $1.3 million of the increase for the nine months ended September 30, 2012 and the remaining variance of $2.0 million was primarily due to impairment losses on internally developed software.

Gain on Investments and Other Income, Net

Mortgage origination services segment gain on investments and other income, net was $24.9 million for the nine months ended September 30, 2011 and reflects the pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates totaled $12.9 million and $46.2 million for the three and nine months ended September 30, 2012, respectively, an increase of $0.6 million, or 4.2%, and an increase of $13.5 million, or 41.3%, when compared to the respective periods of the prior year. The variance is primarily due to higher loan origination activity experienced from the increase in mortgage refinancing in 2012.

Default Services

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2012	September 30, 2011	$ Change	% Change	September 30, 2012	September 30, 2011	$ Change	% Change
Operating revenues	$89,364	$85,106	$4,258	5.0%	$257,995	$250,371	$7,624	3.0%
External cost of revenues	42,396	41,311	1,085	2.6%	122,706	111,149	11,557	10.4%
Salaries and benefits	10,392	11,718	(1,326)	(11.3)%	32,798	39,019	(6,221)	(15.9)%
Other operating expenses	19,055	18,077	978	5.4%	52,154	56,889	(4,735)	(8.3)%
Depreciation and amortization	799	1,292	(493)	(38.2)%	3,406	3,952	(546)	(13.8)%
Total operating expenses	72,642	72,398	244	0.3%	211,064	211,009	55	—%
Income from operations	16,722	12,708	4,014	31.6%	46,931	39,362	7,569	19.2%
Total interest income, net	70	73	(3)	(4.1)%	214	141	73	51.8%
Loss on investments and other income	—	—	—	—%	—	(491)	491	(100.0)%
Income from continuing operations before income taxes	16,792	12,781	4,011	31.4%	47,145	39,012	8,133	20.8%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in losses of affiliates	16,792	12,781	4,011	31.4%	47,145	39,012	8,133	20.8%
Equity in losses of affiliates	—	(34)	34	(100.0)%	—	(129)	129	(100.0)%
Income from continuing operations	$16,792	$12,747	$4,045	31.7%	$47,145	$38,883	$8,262	21.2%

Operating Revenues

Default services segment operating revenues were $89.4 million and $258.0 million for the three and nine months ended September 30, 2012, respectively, an increase of $4.3 million, or 5.0%, and an increase of $7.6 million, or 3.0%, when compared the respective periods of the prior year. For the three months ended September 30, 2012, the increase was primarily due to higher loss mitigation services of $8.3 million due to stronger volumes and pricing, higher field services revenues of $1.9 million, and higher other revenues of $0.6 million, partially offset by lower volumes in real estate owned asset management and other default revenues of $3.3 million, broker price opinion revenues of $2.4 million and claims management revenues $0.8 million. For the nine months ended September 30, 2012, the increase was primarily due to higher loss mitigation services of $16.0 million due to stronger volumes and pricing and higher field services revenues of $14.6 million, partially offset by lower volumes in real estate owned asset management and other default revenues of $11.2 million, broker price opinion revenues of $2.9 million, claims management revenue of $2.9 million, technology revenues of $2.7 million and lower other revenues of $3.3 million.

External Cost of Revenues

Default services segment external cost of revenues were $42.4 million and $122.7 million for the three and nine months ended September 30, 2012, respectively, an increase of $1.1 million, or 2.6%, and an increase of $11.6 million, or 10.4%, when compared to the same periods of the prior year. For the three months ended September 30, 2012, the increase was primarily due to higher expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $1.7 million, increased costs from higher volumes in field services of $0.7 million and higher other expenses of $0.1 million due to higher volumes in other default services, partially offset by lower broker price opinion expenses of $1.4 million. For the nine months ended September 30, 2012, the increase was primarily due to higher expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $8.7 million and increased costs from higher volumes in field services of $6.2 million, partially offset by lower other expenses of $1.9 million due to lower volumes in other default services and lower broker price opinion expenses of $1.4 million.

Salaries and Benefits

Default services segment salaries and benefits were $10.4 million and $32.8 million for the three and nine months ended September 30, 2012, a decrease of $1.3 million, or 11.3%, and a decrease of $6.2 million, or 15.9%, when compared to the respective periods of the prior year. For the three and nine months ended September 30, 2012, the decrease in both periods is predominantly due to the impact of lower headcount and higher efficiency in connection with our cost-reduction initiatives.

Other Operating Expenses

Default services segment other operating expenses were $19.1 million and $52.2 million for the three and nine months ended September 30, 2012, an increase of $1.0 million, or 5.4%, and a decrease of $4.7 million, or 8.3%, when compared to the respective periods of the prior year. For the three months ended September 30, 2012, the increase is primarily due to higher net allocated costs of $3.3 million, partially offset by lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $1.7 million and lower other expenses of $0.6 million. For the nine months ended September 30, 2012, the decrease is primarily due to lower expense from the change in expense classification of our former India-based captive operations from other operating expense to external cost of revenues of $8.7 million and lower other expenses of $1.2 million, partially offset by higher net allocated costs of $5.2 million.

Depreciation and Amortization

Default services segment depreciation and amortization expense was $0.8 million and $3.4 million for the three and nine months ended September 30, 2012, respectively, a decrease of $0.5 million, or 38.2%, and a decrease of $0.5 million, or 13.8%, when compared to the respective periods of the prior year. The variance for both periods ended September 30, 2012 is due to fully-amortized internally developed software.

Loss on Investments and Other Income, Net

Default services segment loss on investments and other income, net was $0.5 million for the nine months ended September 30, 2011, which primarily reflects the loss incurred on the sale of our second lien outsourcing product line.

Equity in Earnings of Affiliates

Default services segment equity in earnings of affiliates totaled approximately $0.1 million for both the three and nine months ended September 30, 2011. There were no equity in earnings nor losses in earnings of affiliates for the three and nine months ended September 30, 2012. The variances relative to the prior year periods are not meaningful.

Corporate and Eliminations

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2012	September 30, 2011	$ Change	% Change	September 30, 2012	September 30, 2011	$ Change	% Change
Operating revenues	$(3,677)	$(5,649)	$1,972	(34.9)%	$(13,610)	$(14,609)	$999	(6.8)%
External cost of revenues	—	681	(681)	(100.0)%	—	1,606	(1,606)	(100.0)%
Salaries and benefits	28,498	31,927	(3,429)	(10.7)%	90,953	122,230	(31,277)	(25.6)%
Other operating expenses	(5,672)	(21,503)	15,831	(73.6)%	(42,572)	(83,297)	40,725	(48.9)%
Depreciation and amortization	8,132	4,458	3,674	82.4%	15,458	14,075	1,383	9.8%
Total operating expenses	30,958	15,563	15,395	98.9%	63,839	54,614	9,225	16.9%
Loss from operations	(34,635)	(21,212)	(13,423)	63.3%	(77,449)	(69,223)	(8,226)	11.9%
Total interest expense, net	(12,036)	(14,977)	2,941	(19.6)%	(38,280)	(46,593)	8,313	(17.8)%
(Loss)/gain on investments and other income	(6,401)	(3,297)	(3,104)	94.1%	(6,302)	63,180	(69,482)	(110.0)%
(Loss)/income from continuing operations before income taxes	(53,072)	(39,486)	(13,586)	34.4%	(122,031)	(52,636)	(69,395)	131.8%
Provision for income taxes	16,406	20,535	(4,129)	(20.1)%	53,222	76,830	(23,608)	(30.7)%
Loss from continuing operations before equity in losses of affiliates	(69,478)	(60,021)	(9,457)	15.8%	(175,253)	(129,466)	(45,787)	35.4%
Equity in losses of affiliates, net of tax	(5,174)	(5,387)	213	(4.0)%	(18,563)	(13,300)	(5,263)	39.6%
Loss from continuing operations	$(74,652)	$(65,408)	$(9,244)	14.1%	$(193,816)	$(142,766)	$(51,050)	35.8%

Operating Revenues

Corporate and eliminations operating revenues were $(3.7) million and $(13.6) million for the three and nine months ended September 30, 2012, respectively. The variances relate to the timing and elimination of revenues between our operating businesses.

External Cost of Revenues

Corporate and eliminations external cost of revenues was not a significant balance for either the three and nine months ended September 30, 2012 and 2011.

Salaries and Benefits

Corporate and eliminations salaries and benefits were $28.5 million and $91.0 million for the three and nine months ended September 30, 2012, respectively a decrease of $3.4 million, or 10.7%, and a decrease of $31.3 million, or 25.6%, when compared to the respective periods of the prior year. For the three months ended September 30, 2012, corporate salaries and benefit costs decreased $13.1 million over the prior year due to the outsourcing of certain IT and business process functions in connection with sale of CoreLogic India, our India-based captive back-office operations to Cognizant in August 2011 and the outsourcing of our technology infrastructure as part of our TTI. These headcount driven decreases were partially offset by an increases in employee deferred compensation plan obligations of $4.3 million, stock and other compensation related expenses of $4.2 million due to improved 2012 operating performance, and TTI severance and benefit charges of $1.3 million. For the nine months ended September 30, 2012, corporate salaries and benefit costs decreased $47.2 million over the prior year primarily due to the outsourcing of certain IT and business process functions to Cognizant and technology infrastructure as part of our TTI. These headcount driven decreases were partially offset by increases in employee deferred compensation plan obligations of $4.6 million and stock based and other compensation related expenses of $11.3 million related to improved operating performance in 2012.
Other Operating Expenses

Corporate and eliminations other operating expenses were $(5.7) million and $(42.6) million for the three and nine months ended September 30, 2012, respectively, an increase of $15.8 million, or 73.6%, and an increase of $40.7 million, or 48.9%, when compared to the respective periods of the prior year. Other operating expenses include eliminations for internal cost of sales between our business segments and expense allocations to our business segments. For the three months ended September 30, 2012, the increase in corporate and eliminations other operating expenses was due to reduced corporate eliminations of $9.8 million as a result of the outsourcing of Corelogic India, reduced allocations out to our operating segments of $4.9 million as a result of workforce and other cost reduction initiatives in our corporate shared services and information technology functions and $9.2 million of TTI related expenses. These increases in other operating expenses were partially offset by a reduction in professional fees of $8.2 million related to the outsourcing of Corelogic India. For the nine months ended September 30, 2012, the increase in corporate and eliminations other operating expenses was due to reduced corporate eliminations of $36.6 million as a result of the outsourcing of Corelogic India, reduced allocations to our operating segments of $13.9 million as a result of workforce and other cost reduction initiatives in our corporate shared services and information technology functions and $9.2 million of TTI related expenses. These increases in other operating expenses were offset by reductions in professional fees of $19.0 million related to the outsourcing of Corelogic India in the prior year.

Depreciation and Amortization

Corporate and eliminations depreciation and amortization expense was $8.1 million and $15.5 million for the three and nine months ended September 30, 2012, respectively, an increase of $3.7 million, or 82.4%, and an increase of $1.4 million, or 9.8%, when compared to the respective periods of the prior year. For the three months ended September 30, 2012, the increase is primarily due to the acceleration of depreciation of certain corporate assets in connection with the TTI.

Total Interest Expense, net

Corporate and eliminations net interest expense was $12.0 million and $38.3 million for the three and nine months ended September 30, 2012, a decrease of $2.9 million, or 19.6%, and a decrease $8.3 million, or 17.8%, when compared the respective periods of the prior year. For the three months ended September 30, 2012, the decrease is due to debt repayments during the first half of 2012. For the nine months ended September 30, 2012, the decrease is due to the write-off of deferred financing costs in the amount of $10.2 million in the prior year partially offset by higher average outstanding debt balances as a result of the new issuance of $400.0 million principal amount of senior notes in May of 2011.

(Loss)/Gain on Investments and Other Income, Net

Corporate and eliminations loss on investments, net and other income was $6.4 million and $6.3 million for the three and nine months ended September 30, 2012, an increase in loss of $3.1 million, or 94.1%, and an increase in loss of $69.5 million, or 110.0%, when compared to the same periods in the prior year. For the three months ended September 30, 2012, the increase in loss is due to a non-cash impairment charge of $7.5 million on land near our operating facilities in Westlake, Texas, partially offset by a gain of $4.4 million on employee deferred compensation plan assets. For the nine months ended September 30, 2012, the increase in loss is due to a non-cash impairment charge on land in the current year of $7.5 million and $2.0 million in other losses, prior year realized gains on the settlement of a forward currency contract in amount of $5.7 million and a $58.9 million step-up of our initial investment in RP Data to fair value following our acquisition of the remaining outstanding shares in May 2011, partially offset by a gain of $4.6 million on employee deferred compensation plan assets.

Equity in Losses of Affiliates, net of tax

Corporate and eliminations equity in losses of affiliates were $5.2 million and $18.6 million for the three and nine months ended September 30, 2012, a decrease of $0.2 million, or 4.0%, and an increase of $5.3 million, or 39.6%, when compared to the respective periods of the prior year. We record income tax expense on the earnings from our investments in affiliates in corporate and eliminations. For the nine months ended September 30, 2012, the increase is primarily attributable to higher income tax expense based on higher earnings in affiliates contained in our mortgage origination services segment.

Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 36.9% and 40.9% for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the effective income tax rate was 220.7% and 66.1%, respectively. The change in the effective rate for the three months ended September 30, 2012 and 2011 is primarily attributable to the 2011 excess tax gain recognized upon the sale of Corelogic Global Services Private Limited ("Corelogic India"). The change in the effective tax rate for the nine months ended September 30, 2012 and 2011 is primarily attributable to the reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment in 2011 and the 2011 excess tax gain recognized upon the sale of Corelogic Global Services Private Limited ("Corelogic India"). Income taxes included in equity in earnings of affiliates were $5.2 million and $5.6 million for the three months ended September 30, 2012 and 2011, respectively, and $18.7 million and $13.6 million for the nine months ended September 30, 2012 and 2011, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate and eliminations.

As of September 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $52.7 million and $19.3 million, respectively. The increase in the liability as of September 30, 2012 relates primarily to the Company's claim, on behalf of FAFC, for a timing adjustment in a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of September 30, 2012, the liability can be reduced by $1.8 million of offsets related to state income taxes and timing adjustments. The net amount of $50.9 million, if recognized, would favorably affect the Company's effective tax rate and after considering the impact of the agreement with FAFC, the impact to net income would be $6.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2012 totaled $154.6 million, a decrease of $104.7 million from December 31, 2011. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at September 30, 2012 totaled $22.2 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $22.1 million at September 30, 2012 and $22.0 million at December 31, 2011, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $268.5 million and $55.8 million during the nine months ended September 30, 2012 and 2011, respectively. The increase in cash provided by operating activities was primarily due to higher profitability levels in the current period, higher dividends received from investments in affiliates and timing of collections of accounts receivable and payments of accounts payable and accrued expenses.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $44.2 million and $291.3 million during the nine months ended September 30, 2012 and 2011, respectively.

Cash used in investing activities for the nine months ended September 30, 2012 was primarily related to investments in property and equipment and capitalized data of $38.8 million and $24.1 million, respectively; partially offset by proceeds of $10.0 million from the sale of American Driving Records in August 2012 and proceeds of $8.0 million from the sale of our investment in Lone Wolf Real Estate Technologies. Cash used in investing activities for the nine months ended September 30, 2011 was primarily due to the acquisition of the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011, the acquisition of Dorado for $31.6 million in cash in March 2011, the cash investment in STARS of $20.0 million in March 2011, the acquisition of RP Data for $157.2 million in May 2011, the acquisition of Tarasoft in September 2011 for $30.3 million, investments in property and equipment of $33.6 million, and investments in capitalized data of $19.9 million. The 2011 increase in cash used in investing activities was offset by proceeds from the sale of our marketable securities investments of $53.8 million, primarily our investment in DealerTrack Holdings, Inc.

Financing Activities. Net cash used in financing activities was approximately $333.7 million for the nine months ended September 30, 2012, which was primarily comprised of repayment of long-term debt of $114.4 million and share repurchases of $226.6 million, partially offset by proceeds from issuance of stock related to stock options and employee benefit plans of $9.6 million. Net cash used in financing activities was $70.4 million for the nine months ended September 30, 2011. During 2011, we repaid acquisition-related notes, entered into a credit agreement and issued senior notes in a private placement for net proceeds of $130.3 million. Also during this period, we repurchased $176.5 million of our common stock.

Financing and Financing Capacity

At September 30, 2012, we had total debt outstanding of $794.8 million, compared to $908.3 million at December 31, 2011. Our significant debt instruments are described below.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At September 30, 2012, we were in compliance with the covenants of the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of September 30, 2012, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Credit Agreement

On May 23, 2011, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of September 30, 2012, A$50.0 million, or $51.9 million, is outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The remaining outstanding balance of loans under the Term Facility will be due on May 23, 2016. For the nine months ended September 30, 2012, we prepaid $43.8 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.25 to 1.00 (stepping down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further step down to 3.50 to 1.00 starting in the fourth quarter of 2013); (ii) a minimum interest coverage ratio of at least 3.00 to 1.00; and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00 (stepping down to 3.00 to 1.00 starting in the fourth quarter of 2012). At September 30, 2012, we were in compliance with these financial covenants and the restrictive covenants described below.

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

At September 30, 2012, we had additional borrowing capacity under the revolving lines of credit of $498.1 million, and were in compliance with the financial covenants of our loan agreements. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) with a termination date of May 2016. The Swaps had an initial notional value of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. For the three and nine months ended September 30, 2012, unrealized loss was $0.5 million (net of $0.3 million in deferred taxes) and $5.9 million (net of $3.9 million in deferred taxes), respectively.

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

Liquidity and Capital Strategy

The Company employs a balanced approach to capital allocation over the long term. In the near term, we expect to focus our capital allocation on growth-related initiatives to drive shareholder returns. We will also consider the repurchase of our shares of common stock and the retirement of outstanding debt on an opportunistic basis. For the nine months ended September 30, 2012, we repaid $114.4 million of our debt obligations. In July 2012, the Company announced its plan to repurchase at least 10.0 million shares under an existing Board of Directors authorization. During the third quarter of 2012, we repurchased approximately 8.3 million shares of our common stock for $197.9 million including commission costs, bringing our year to date total for 2012 share repurchases to 10.0 million shares for $226.6 million including commission costs.

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see pages 30-33 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as amended. Management believes that at September 30, 2012, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of September 30, 2012, we had approximately $794.8 million in long-term debt outstanding, of which approximately $331.9 million was variable-interest-rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $187.5 million of our floating-rate debt from variable to fixed-rate as of September 30, 2012. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.1 million change to interest expense for the nine months ended September 30, 2012.

We are also subject to equity price risk related to our equity securities portfolio. At September 30, 2012, we had equity securities with a cost and fair value of $22.0 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 12 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

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

2.
Our customers and we are subject to various governmental regulations, and a failure to comply with government regulations or changes in these regulations could result in regulatory penalties, restrict or limit our or our customers' operations or make it more burdensome to conduct such operations, any of which could have a material adverse effect on revenues, earnings and cash flows.

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

Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted in 2010 to broadly reform practices in the financial services industry. Title X of the Dodd-Frank Act established a new Bureau of Consumer Financial Protection, or CFPB, to protect consumers from abusive financial services practices. The CFPB has authority to write rules impacting the business of credit reporting agencies and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protections laws and regulations, with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. On July 16, 2012, the CFPB issued a final rule that includes two of our credit businesses - CoreLogic Credco and Teletrack - under the CFPB non-bank supervision program. We expect that the first examinations of the credit depositories will begin sometime after the September 30, 2012 effective date of the final rule, with examinations of other credit reporting agencies, including our businesses, sometime thereafter. In addition, the CFPB and the prudential financial institution regulators also have the authority to examine us in our role as a service provider to large financial institutions.
These laws and regulations (as well as actions that may be taken by legislatures and regulatory bodies in the various states or in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. In addition, this increased level of scrutiny may cause an increase in the cost of compliance for us.
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

In addition, the Dodd-Frank Act and the extensive regulations being promulgated thereunder materially alter consumer and financial markets regulation in other areas. For example, the Dodd-Frank Act expands regulation of real estate appraisals, appraisal management companies, broker price opinions ("BPOs") and automated valuation models ("AVMs"). If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our customers, we may experience customer losses or increased operating costs, and our business and results of operations could be negatively affected.

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

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. In August 2012, as part of our Technology Transformation Initiative (TTI), we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell Marketing, L.P. ("Dell"). We depend heavily upon the computer systems located in our data centers, which will be moved under the Dell arrangement from Santa Ana, California and Westlake, Texas to Dell's data centers in Quincy, Washington and Plano, Texas. Certain events beyond our control, including natural disasters and telecommunications failures, or technical issues at Dell that are beyond our control, could interrupt the delivery of products and services. These interruptions also may interfere with our suppliers' ability to provide necessary data and our employees' ability to attend work and perform their responsibilities. Such interruptions and intrusions may cause a loss of customers or a loss in revenue.

6.
Our revenue from customers in the mortgage and consumer lending industries is affected by the volume of real estate transactions. As a result, declines in transaction volumes in these industries may materially adversely affect our business and results of operations.

A significant portion of our revenue is generated from solutions we provide to the mortgage and consumer lending industries. These industries have been affected by fluctuations in volumes in mortgage origination and residential real estate transactions. Reductions in these transaction volumes could materially adversely affect our business, financial condition and results of operations. In addition, declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle may negatively affect the demand for many of our products and services in our default services segment. Negative economic conditions have had an impact on and may continue to affect the performance and financial condition of some of our customers in many of our businesses, which may lead to negative effects on our revenue, earnings and liquidity.

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

We have a significant amount of indebtedness. As of September 30, 2012, our total debt is approximately $794.8 million, and we have unused commitments of approximately $498.1 million under our credit facilities.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2012, we had approximately $794.8 million in long-term debt outstanding, of which approximately $331.9 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $187.5 million of our floating rate debt from variable to fixed rate as of September 30, 2012. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.1 million change to interest expense for the quarter ended September 30, 2012.

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

16.	The acquisition and integration of businesses by us may not produce the desired financial or operating results.

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

We outsource various business process and information technology services to various third parties, including the outsourcing arrangement we entered into with a subsidiary of Cognizant Technology Solutions and the technology infrastructure management services arrangement we entered into with Dell, and may outsource additional functions to third-party providers in the future. Under our outsourcing arrangements, we rely on the outsource partners to provide services on a timely and effective basis. Although we have service level arrangements governing the performance of these third parties, we do not ultimately control the performance of our outsourcing partners. To the extent our customers object to the outsourcing of services we provide for them either because the services are provided offshore or because of quality issues, we may be required to perform such services directly at a higher cost. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations, and to the services we provide to our customers, which could materially and adversely affect our business, customer relationships, financial condition, operating results and cash flow.

Our outsourcing arrangement with Cognizant Technology Solutions that we entered into in August 2011 subjects us to a net cumulative minimum commitment of approximately $303.5 million, plus applicable inflation adjustments, over the five years, which we are required to pay regardless of the actual value of the services it provides. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under this outsourcing agreement.

19.
We may not be able to attract and retain qualified management or develop current management to keep pace with company growth or with the regulatory environment, which could have an adverse effect on our ability to maintain or increase our product and service offerings.

We rely on skilled management and our success depends on our ability to attract, train and retain a sufficient number of such individuals. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of individuals who have the skills and training needed to grow our company, especially in the increasingly regulated environment in which we operate. Increased attrition or competition for qualified management could have an adverse effect on our ability to expand our business and product offerings, as well as cause us to incur greater personnel expenses and training costs.

20.	We have substantial investments in recorded goodwill as a result of prior acquisitions and an impairment of these investments would require a write-down that would reduce our net income.

In accordance with generally accepted accounting principles, or GAAP, existing goodwill is not amortized but instead is required to be assessed for impairment annually or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. In the event of significant volatility in the capital markets or a worsening of current economic conditions, we may be required to record an impairment charge, which would negatively impact our results of operations. Possible future impairment of goodwill under accounting guidance may have a material adverse effect on our business, financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2012, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to our stock repurchase plan initially approved by the Board of Directors and announced by us on May 18, 2004, which was amended to add additional amounts to the repurchase authorization as subsequently amended on May 19, 2005, June 26, 2006, and January 15, 2008. The amounts in column (d) reflect the effect of these amendments, but do not reflect any restrictions on repurchases under our debt agreements as described below. The stock repurchase plan has no expiration date. This plan provided for the repurchase up to $800.0 million shares of our common stock.

Under our May 2011 credit agreement, our stock repurchase capacity is restricted to $100.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our senior secured leverage ratio does not exceed 2.25:1.0 or our total leverage ratio does not exceed 3.25:1:0. In addition, our stock repurchase capacity is limited by the restricted payments covenant in the indenture governing our 7.25% senior notes. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will consider the repurchase of shares of our common stock and retirement of outstanding debt on an opportunistic basis.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2012	1,500,000	$22.80	—	$202,016,777
August 1 to August 31, 2012	6,844,665	$24.04	1,911,400	$156,066,721
September 1 to September 30, 2012	—	$—	—	$156,066,721
Total	8,344,665	$23.82	1,911,400

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	October 25, 2012

EXHIBIT INDEX

Exhibit Number	Description
10.1	Master Services Agreement by and between the Company and Dell Marketing, L.P., dated as of July 19, 2012 *✓

10.2	2012 Employee Stock Purchase Plan (Incorporated by reference from Annex I to that certain Definitive Proxy Statement filed with the SEC on June 25, 2012)

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)^

✓	Included in this filing
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

*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.