Form 10-K
period 2012-12-31
CORELOGIC, INC.
filed 2013-02-25
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
40 Pacifica, Irvine, California, 92618-7471
(Address of principal executive offices) (Zip Code)
(949) 214-1000
Registrant’s telephone number, including area code
__________________
Securities registered pursuant to Section 12(b) of the Act:

Common	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
__________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant's most recently-completed second fiscal quarter was $1,920,591,000.
On February 18, 2013, there were 97,856,346 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2013 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CoreLogic Inc.

PART I

Item 1. Business

The Company

We are a leading property information, analytics and services provider in the United States and Australia. Our combined data from public, contributory and proprietary sources includes over 3.3 billion records spanning more than 40 years, providing detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and government. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed services. We have more than one million users who rely on our data and predictive decision analytics to help identify and manage growth opportunities, improve performance and mitigate risk.

We believe that we offer our customers among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 795 million historical property transactions, over 93 million mortgage applications and property-specific data covering over 99% of U.S. residential properties exceeding 147 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

We were originally incorporated in California in 1894, and were reincorporated in Delaware on June 1, 2010. Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”). Through a transaction that we refer to as the "Separation", as more fully described below, we spun off our financial services businesses on June 1, 2010 and, in connection with the Separation, changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries. Our executive offices are located at 40 Pacifica, Irvine, California, 92618-7471, our telephone number is (949) 214-1000, and our website is www.corelogic.com.

The Separation

On June 1, 2010, we completed the Separation in which we retained the information solutions businesses and spun off the financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. To effect the Separation, we entered into a Separation and Distribution Agreement with FAFC that governs the rights and obligations of us and FAFC. It also governs our on-going relationship with FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between us and FAFC. In addition, we entered into a Tax Sharing Agreement with FAFC as described in Note 10 -Income Taxes, of the Notes to consolidated financial statements, included in Item 8 - Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, a Restrictive Covenants Agreement, and we issued a promissory note to FAFC in the principal amount of $19.9 million relating to certain pension liabilities. We repaid the promissory note in full in September 2011. See Note 12 - Employee Benefit Plans.

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in FAFC’s operations. As a result of the Separation, we reflect the FAFC businesses in our consolidated financial statements as discontinued operations for the years ended December 31, 2010 and prior. The results of the FAFC businesses in prior years have been reclassified to conform to the 2010 classification. See Note 18 – Discontinued Operations for additional disclosures.

As part of the Separation, we are responsible for a portion of FAFC’s contingent and other corporate liabilities.

In connection with the Separation, we issued approximately $250.0 million in value, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was

$242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has disposed of the shares related to the Separation. Since the Separation, we repurchased 10,433,265 shares of our common stock that was owned by FAFC or one of its subsidiaries for an aggregate purchase price of $227.7 million. See further discussion at Note 19 - Transactions with FAFC.

Our Data

Our data is the foundation of our products, analytics and services. Our data can generally be categorized as real property information, mortgage information and consumer information and includes the following:

Real Property Information	Mortgage Information	Consumer Information
* Land & Property Characteristic Information	* Recorded Mortgages, Juniors, & Private Parties	* Multi-Family Resident Screening Information
* Property Ownership Information & History	* Loans with Detailed Mortgage Type & Purpose	* Landlord/Tenant Court Records
* Property Tax Payment Amounts, Status & History	* Mortgage Modifications, Assignments & Satisfactions	* Property Rental, Auto & Loan Applications
* Property Sales information & History	* Pre-foreclosures & Foreclosures	* Consumer Credit Information & History
* MLS Listing Information & History	* Mortgage Applications	* Under-banked Credit Payments & History
* Involuntary Liens & Judgments, such as Homeowner & Mechanics Liens	* Mortgage Servicers: Delinquency, Prepayment & Performance Information	* Criminal Records
* Flood & Hazard Information	* Performance Information	* Bankruptcy Records
* Geo-coded Parcel Maps	* Non Agency MBS/ABS Securities: Delinquency, Pre-payment & Performance Information	* Involuntary Liens and Judgments
* Geospatial Polygons and Boundaries		* SSN & Income Verifications
* Legal Descriptions		* Sex Offender Registry
* Building Permits
* Building Sketches
* Recorded Document Images
* Property Photos
* Property Appraisals and Broker Price Opinions
* Property Inspections

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

Products and Services

We have organized our reportable segments into the following three segments: data and analytics, mortgage origination services and asset management and processing solutions. We have renamed our default services segment to asset management and processing solutions to reflect the change in business mix away from default related business process outsourcing toward asset management, valuation and loss mitigation services. The following table sets forth the key products and services we offer in each of these three reporting segments:

Reporting Segment	Key Products and Services

Data and Analytics
Information and analytics products (including property and mortgage securities information)
Tenancy data and analytics products
Under-banked credit services
Geospatial solutions
Realtor solutions (Multiple Listing Services ("MLS"))

Mortgage Origination Services	Tax services Flood data services and licenses Credit solutions National joint ventures (providing appraisal, credit and other settlement services to loan originators) Lending solutions

Asset Management and Processing Solutions	Field services (property preservation) Broker price opinions ("BPO") Processing solutions Technology solutions Real estate owned ("REO") asset management and other default services

We believe that we hold the leading market share position for many of our products and services, including:

•	tax services, based on the number of loans under service;

•	flood zone determinations, based on the number of flood zone certification reports issued;

•	credit reporting services to the United States mortgage lending industry, based on the number of credit reports issued;

•	property data services, based on the number of inquiries;

•	automated appraisals, based on the number of reports sold; and

•	MLS, based on the number of active desktops.

Financial information regarding each of the Company’s business segments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II of this report.

Data and Analytics

Our data and analytics segment offers access to data assets including real estate information (such as property characteristic information, mortgage information, collateral information, and images of publicly recorded documents relating to real property), mortgage-backed securities information, criminal and eviction records, employment verification, flood and hazard information and under-banked credit information. We license our data directly to our customers and provide our customers with analytical products and services for risk management, collateral assessment and fraud prediction. We also provide consumer screening and risk management for the multi-family housing and under-banked credit services industries. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies, property management companies and government-sponsored enterprises.

More detailed descriptions of our data and analytics key products and services are shown below:

Information and Analytics. We are a leading provider of fraud detection, collateral and mortgage performance analytics and real estate and mortgage-backed securities information. We use our data to link property location and characteristics, real estate transactions and consumer and loan information to provide useful insights and analysis for our customers. Our customers span many industries, including mortgage lending, government, capital markets, consumer-direct, property and casualty insurance, direct marketing, utilities and retail. Our products and services include:

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

Other predictive analytics such as mortgage-backed securities analytics and services. We offer tools that enable our customers to take proactive steps with respect to their mortgage-backed securities, loan and real property portfolios. We also provide advisory services that allow holders of mortgage-backed securities, loan and real property portfolios to gain insight on the value, quality and attributes of those assets. For example, we provide default propensity tools as well as due diligence and property valuation services in connection with the marketing and sale of loan portfolios in the secondary market. Finally, we provide document retrieval, custom fulfillment, advisory and other services that allow our customers to benefit from our specialists and their knowledge of our data to provide project-based or client-customized reports.

Tenancy Data and Analytics. We are a leading provider of screening and risk management services for the multi-family housing industry. We conduct applicant screening and generate consumer reports containing information that may include landlord-tenant court records, lease and payment performance history, credit history and criminal records history primarily for residential property managers and owners throughout the U.S. We believe that we have the largest landlord-tenant court record database in the U.S. and we access criminal records databases to create customer-configured, criminal background decision analytics. We provide statistically-validated applicant scoring models, which assess the risk of payment default by a prospective renter based on a statistical scoring model developed exclusively for the multifamily housing industry.

Geospatial Solutions. We are a leading provider of natural hazard risk management and information solutions with premium locational accuracy and spatial datasets. We enable originators, property and casualty insurers, telecommunications and energy firms and other businesses to make better decisions through the use of accurate location-based data and analytics. We provide businesses the solutions required to more effectively locate, assess and manage property-level assets and risks. In addition to the industry's first parcel-based geocoder and a proprietary parcel database covering more than 131 million parcels across the U.S., we maintain critical, accurate and up-to-date information across multiple hazard databases including information on damaging winds and sinkholes, flood data, the location of fire stations and others. We also offer specialized data and analytical models including Wildfire Risk Score, Coastal Risk Score, Flood Risk Score, Earthquake and Fire Protection Class. Our analytics and hazard data are delivered to customers through multiple methods including the RiskMeter Online platform, a leading software as a service platform targeted to insurance industry participants.

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

Tax Services. We believe that we are currently the largest provider of property tax services in the U.S. We procure and aggregate property tax information from over 20,000 taxing authorities. We use this information to advise mortgage originators and servicers of the property tax payment status on their loans and to monitor that status for the life of the loans. If a mortgage lender requires tax payments to be impounded on behalf of its borrowers, we can also monitor and oversee the transfer of these funds to the taxing authorities and provide the lender with payment confirmation. Under a typical tax service contract, we, on behalf of the mortgage originators and servicers, monitor the real estate taxes owing on properties securing such originators’ and servicers’ mortgage loans for the life of such loans. In general, we indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. We also may indemnify mortgage lenders against losses for any failure to make transfers to taxing authorities.

Flood Data Services. We believe that we are currently the largest provider of flood zone determinations in the U.S. Federal legislation passed in 1994, which requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain updates during the life of the loan. We primarily provide flood zone determinations to mortgage lenders. We typically furnish a mortgage originator or servicer with a report as to whether a property lies within a governmentally delineated flood hazard area and then monitor the property for flood hazard status changes for as long as the loan is active.

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

Asset Management and Processing Solutions

We provide analytical and outsourcing services primarily relating to defaulting and foreclosed mortgage loans to mortgage servicers, financial institutions, government and governmental-sponsored enterprises and other companies.

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

Processing Solutions. We provide outsourcing services to residential mortgage servicers. Our processing competencies provide the servicers operational, audit and quality control services throughout the default cycle, from collections to foreclosure.

REO Asset Management and Default Services. We provide services to help shorten mortgage servicers’ time-to-market for REO properties, which are designed to optimize returns and mitigate fraud. We cure title issues, determine property tax status and resolve any homeowners’ association and municipal code violations. We provide property recovery services, including eviction logistics. We value the asset using one or more of our full range of valuation products. We also offer marketing and closing services. Our automated asset management system is designed to be available 24 hours a day, seven days a week to our customers.

Technology Solutions. We provide mortgage servicers with a suite of hosted default management servicing applications that enable them to more efficiently manage the default process. Our component-based solution provides modules for loss mitigation, foreclosure, bankruptcy, collateral valuations, property preservation, REO asset management and claims processing. Through a combination of advanced workflow and document management capabilities, vendor transaction management services and heavy integration with our data and analytics products, this platform enables our customers to more effectively manage the default servicing process.

Corporate

In addition to our three reporting segments, we also have a corporate group, which includes costs and expenses not allocated to our segments.

The following table sets forth our revenues for the last three years from our segments:

(in thousands)	2012	% of Total Operating Revenue	2011	% of Total Operating Revenue	2010	% of Total Operating Revenue
Data and analytics	$616,110	39.3%	$548,146	41.0%	$463,513	36.2%
Mortgage origination services	635,615	40.5%	482,076	36.0%	466,117	36.4%
Asset management and processing solutions	335,224	21.4%	329,273	24.6%	368,536	28.8%
Corporate	640	—%	41,789	3.1%	59,125	4.6%
Eliminations	(19,956)	(1.3)%	(62,737)	(4.7)%	(77,015)	(6.0)%
Operating revenue	$1,567,633	100.0%	$1,338,547	100.0%	$1,280,276	100.0%

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

Our most significant customer relationships tend to be long-term in nature and we typically provide a number of different services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers, with 42.6% of our 2012 operating revenues being generated by the ten largest U.S. mortgage originators. During the year ended December 31, 2012, one customer, Wells Fargo, N.A., accounted for approximately 10.8% of our consolidated operating revenues.

Competition

We offer a diverse array of specialized products and services which compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do and therefore we compete with a broad range of entities.

Our data and analytics segment competes with entities that provide access to data, data-based analytical products and services or credit-reporting services as part of their product offerings, including Equifax Inc., Lexis-Nexis, Lender Processing Services, Inc. (LPS), the property information assets of Decision Insight Information Group, Inc. (formerly the property information assets of MacDonald Dettwiler), TransUnion Corp. and Verisk Analytics, Inc. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into customer systems. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources which are not widely available, the volume of records we maintain and our ability to provide data spanning a historical period of time that we believe, with respect to certain data sets, exceeds comparable data sets of most of our competitors.

Our mortgage origination and asset management and processing solutions segments compete with third-party providers such as LPS, which provides multiple product lines, as well as with niche players like Safeguard Properties, a provider of field services, and Clear-Capital.com, Inc., a provider of valuation services, as well as credit reporting agencies such as Equifax, Inc. and Experian plc. With these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation. Larger-scale business process outsourcers also present an emerging competitive factor for some of our service-based businesses.

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

Several of our business units have sales teams and subject matter experts that specialize in specific products and services. These sales teams and subject matter experts work collaboratively with our sales executives and our telesales operations to assist with customer sales by combining our data, products and services to meet the specific needs of each of our customers. They may be assigned to assist with sales in targeted markets, for certain categories of customers or for particular service groups. Our marketing activities include direct marketing, print advertising, media relations, public relations, trade shows, convention activities, seminars and other targeted activities. Our strategy is to use the most efficient delivery system available to successfully target and engage new customers and build awareness of our services.

 Acquisitions and Divestitures

Historically, our growth into new products and services was facilitated and accelerated through acquisitions. We continually evaluate our business mix and seek to optimize our business structure through acquisitions and divestitures with a view to promoting our long-term strategy. We will continue to evaluate our existing businesses for alignment with our long-term strategy.

Intellectual Property

We own a significant number of intellectual property rights, including patents, copyrights, trademarks and trade secrets. We consider our intellectual property to be proprietary and we rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent) and contractual safeguards in an intellectual property enforcement program to protect our intellectual property rights.

We have 33 issued patents covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have approximately 69 patent applications pending in these and other areas. We believe the protection of our proprietary technology is important to our success and we intend to continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

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

We own more than 116 registered copyrights in the U.S., covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website contents that are protected under common law copyright. We believe our written materials are essential to our business as they provide our customers with insight into various areas of the financial and real estate markets in which we operate.

Our research and development activities are focused on the design and development of our analytical tools, software applications, and data sets, by which we mean new sources, data derived by linking across existing sources or metadata. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our analytical tools, proprietary systems and existing software applications, to develop new software applications and systems in response to the needs of the markets and our customers, and to enhance our infrastructure. Our research and development activities are designed to address customer input which we collect through in-person meetings, phone calls and web surveys. We also assess opportunities to cross-link existing data sets to enhance the effectiveness of our products. Our operating units are responsible for developing, reviewing and enhancing our various products and services and we work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.

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

Information Technology

Technology. Our technology infrastructure enables us to deliver a platform of solutions to our customers. Our dedicated computing environment, which we believe is the cornerstone of our customer platform, enables us to deliver secure and compliant answers to our customers' needs.  A highly secure and certified network of systems within the dual purpose-built data centers, combined with enterprise-level service operations, positions us uniquely in the market. Additionally, our platform stores, processes and delivers our data and our proprietary technologies which are the foundation of our business and the development of our solutions. We operate a leading-edge computing information technology environment that allows us to operate flexible systems designed to deliver increased capacity as needed to change when customer needs demand increased speed of delivery.  Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering our applications, data and analytics as a solution to our customers.

Data Centers. We primarily operate two data centers - one in California and one in Texas. Our data centers are designed to provide our customers uninterrupted connectivity even in the event of a catastrophic regional outage.

Security. We have deployed a wide range of physical and technology measures, along with a mature governance program, designed to ensure the security of our information technology infrastructure, personnel and data. Our governance program has implemented robust corporate information security policies, an information security awareness training program along with an enterprise compliance program. For physical security, both of our primary data centers are located on Company campuses and are managed by information technology managers, all of whom are ITIL-certified. As it relates to technology measures, our digital security framework provides layered protection designed to secure both active and inactive virtual machines in our two data centers. This virtual security process employs dedicated virtual machines that regularly scan all of our systems. These measures are designed to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware, and prevent data breaches. As our physical and virtual security solutions run in tandem, we are better able to identify suspicious activities and implement preventive measures.

Technology Transformation Initiative ("TTI"). As part of our on-going cost efficiency programs, in July 2012, we announced the launch of our TTI with Dell Services. The objective of the TTI is to convert the Company's existing technology infrastructure to a new platform after a transition period by the end of 2014, which is expected to provide new functionality, increased performance and a reduction in application management and development costs.

Regulation

Various aspects of our businesses are subject to federal and state regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties.

Among the more significant areas of regulation for our business are the following:

Privacy and Protection of Consumer Data

Because our business involves the collection, processing and distribution of personal public and non-public data, certain of our solutions and services are subject to regulation under federal, state and local laws in the United States and, to a lesser extent, foreign countries. These laws impose requirements regarding the collection, protection, use and distribution of some of the data we have, and provide for sanctions and penalties in the event of violations of these requirements.

The Fair Credit Reporting Act ("FCRA") governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies and the ability of consumers to access and dispute information held about them. A number of our databases and services are subject to regulation under the FCRA. The Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") amended the FCRA to add a number of additional requirements. These include requirements concerning free annual credit reports, consumers' rights to include fraud alerts on their credit files, the development of procedures to combat identity theft, procedures for the accuracy and integrity of the information reported to consumer reporting agencies, notices in connection with credit pricing decisions based on credit report information and restrictions on the use of information shared among affiliates for marketing purposes. Certain of the FACT Act requirements are applicable to our businesses.

The Gramm-Leach-Bliley Act ("GLBA") regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating the sharing of information, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

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

The privacy and protection of consumer information remains a developing area and we continue to monitor legislative and regulatory developments at the federal, state and local level.

Regulation of Credit Reporting Businesses
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd Frank Act") gave the Consumer Financial Protection Bureau ("CFPB") supervisory authority over “larger participants” of the market for consumer financial services, as the CFPB defines by rule. In July 2012, the CFPB finalized its regulation regarding larger participants in the consumer reporting market. Under the regulation, certain of our credit businesses are considered larger participants. As a result, the CFPB has the authority to conduct examinations of the covered credit businesses. The CFPB has issued examination procedures for consumer reporting agencies, and we are in the process of reviewing our processes, procedures and controls for alignment to the CFPB's stated expectations.
Regulation of Settlement Services

The Real Estate Settlement Procedures Act ("RESPA") along with related regulations, has historically been enforced by the U.S. Department of Housing and Urban Development, but on July 21, 2011, this authority passed to the CFPB. RESPA generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax services and automated valuation model ("AVM") reports to residential mortgage lenders as well as our National Joint Venture relationships are structured and operated in a manner intended to comply with RESPA and related regulations.

Regulation of Property Valuation Activities

Real estate appraisals, appraisal management companies, BPOs and AVMs are all subject to federal and/or state regulation. The Dodd-Frank Act and implement rules and guidance thereunder, and interagency guidance jointly issued by the federal financial institution regulators, have expanded regulation of these activities. Increasingly, states are also regulating and requiring licensure of appraisal management companies ("AMCs") such as our valuation business. Among the ways these activities are regulated are the following:

•
The Dodd-Frank Act imposes more stringent requirements on appraiser independence and on the nature and disclosure of appraisal management company fees and activities, including ensuring the fees the AMC pays to appraisers are customary and reasonable. The Dodd-Frank Act also provides for replacement of the Federal Housing Finance Agency's Home Valuation Code of Conduct with new regulations promulgated by the federal financial institution regulators;

•
Appraisals, AVMs and other forms of home value estimates are now subject to more explicit and detailed quality control requirements, and creditors will be required to disclose to applicants information about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application;;

•	The use of BPOs has been restricted somewhat; and

•
The increased regulation of AVMs and BPOs has created opportunities for expanded use of these tools in the residential mortgage lending industry and we have introduced new products to make use of these new opportunities.

Regulation of Loss Mitigation, Collection and other Mortgage Default-related Activity

Our asset management and processing solutions segment assists mortgage loan servicers in handling various stages of the default, loss mitigation and REO management process. Increasingly, these activities require licensure or are otherwise regulated. For example, some loss mitigation services that assist in the evaluation and completion of loan modifications are subject to the Secure and Fair Enforcement for Mortgage Licensing Act and analogous state statutes, and require state licensure of our entities and personnel, which we either have obtained or are currently in the process of obtaining. Likewise, the Fair Debt Collection Practices Act and similar state laws apply to loss mitigation activities. Lien release statutes affect some document processing we conduct on behalf of servicers. Similarly, our field services and REO management operations must comply with applicable state and local rules regarding securing and preserving properties, code enforcement and in some circumstances even eviction and unlawful detainer.

In February 2012, 49 state attorneys general and the federal government announced a joint state-federal settlement with the country's five largest mortgage servicers. As part of the settlement, the affected mortgage servicers agreed to a set of strict servicing standards that require, among other things, a single point of contact for delinquent consumers, adequate staffing levels and training, better communication with borrowers, and appropriate standards for executing documents in foreclosure cases, ending improper fees, and ending dual-track foreclosures for many loans. The CFPB has codified the majority of these standards in its Mortgage Servicing Rules issued in final form on January 17, 2013. We must comply with these rules, which will become effective on January 10, 2014, when supplying certain services to our servicer clients.

Regulation and Potential Examination by Consumer Financial Protection Bureau and Federal Financial Institution Regulators

The CFPB now serves as the principal federal regulator for providers of consumer financial products and services. As such, the CFPB has significant rulemaking authority under existing federal statutes (including the FCRA, the GLBA, and RESPA), as well as the authority to conduct examinations of certain providers of financial products and services. As discussed above, under the CFPB's authority to supervise larger market participants of the credit reporting market, the CFPB has the authority to conduct examinations of us. The CFPB also has the authority to initiate an investigation of our other businesses if it believes that a federal consumer financial law is being violated. Additionally, in early 2013, the CFPB issued several regulations that, although not directly applicable to us, potentially could present regulatory risk to us in our role as a service provider to providers of financial products and services. These regulations include the CFPB's Ability to Repay and Qualified Mortgage Standards, Mortgage Servicing Rules, Escrow Requirements for Higher-Priced Mortgage Loans, Appraisal Requirements for Higher-Priced Mortgage Loans, Loan Originator Compensation Requirements, Disclosure and Delivery Requirements for Copies of Appraisals and Other Written Valuations, and High-Cost Mortgage and Homeownership Counseling Requirements. We are in the process of evaluating the impact of these regulations on the services we provide.

The Bank Service Company Act permits the regulators of federal financial institutions to examine vendors, such as us, that provide outsourced services to their regulated entities. Similarly, the CFPB can conduct examinations of service providers to institutions under the supervision of the CFPB if that service provider provides a “material service” to the institution. As a result, most of our businesses could be examined by the CFPB or a federal banking regulators as service provider to banks and other financial institutions.

In addition, settlement agreements entered into between the Office of the Comptroller of the Currency ("OCC") and a number of our largest customers related to mortgage servicing practices increase the likelihood that providers of certain outsourced services be examined by the OCC. This increased level of scrutiny may cause an increase in the cost of compliance for us.

Enhanced regulation in the area of financial as well as personal data privacy is possible and could significantly impact some of our business practices because this is an area where both the FTC and the CFPB have jurisdiction. It is too early to assess the financial and operational impact to our business of this heightened regulation.

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

We do not believe that compliance with current and future laws and regulations related to our businesses, including consumer protection laws and regulations, will have a material adverse effect on us, but such activities will likely increase our compliance costs.

Employees

As of December 31, 2012, we had approximately 4,800 employees, of which approximately 4,500 were employed in the U.S. and 300 outside the U.S.

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

Item 1A. Risk Factors

 Risks Related to Our Business

1.
We depend on our ability to access data from external sources to maintain and grow our businesses. If we are unable to access needed data from these sources or if the prices charged for these services increase, the quality, pricing and availability of our products and services may be adversely affected, which could have a material adverse impact on our business, financial condition and results of operations.

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our customers. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively- or judicially-imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or the cost becomes economically unfeasible, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Moreover, some of our suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute sources of data on more favorable economic terms. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

2.
Our customers and we are subject to various governmental regulations, and a failure to comply with government regulations or changes in these regulations could result in regulatory penalties, restrict or limit our or our customers' operations or make it more burdensome to conduct such operations, any of which could have a material adverse effect on our revenues, earnings and cash flows.

Many of our and our customers' businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue.

In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our customers. Specifically, the CFPB has authority to write rules impacting the business of credit reporting agencies and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protections laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. Two of our credit businesses - CoreLogic Credco and Teletrack - are subject to the CFPB non-bank supervision program. The CFPB and the prudential financial institution regulators such as the Office of the Comptroller of the Currency also have the authority to examine us in our role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, several of our largest bank customers are subject to consent orders with the Office of the Comptroller of the Currency and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

These laws and regulations (as well as actions that may be taken by legislatures and regulatory bodies in the various states or in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. In addition, this increased level of scrutiny may increase our costs of compliance.

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

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that already are subject to regulation under the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA"), and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenue.

In addition, some of our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. For example, the Federal Trade Commission recently issued nine orders requiring data brokerage companies, including us, to provide the agency with information about how they collect and use data about consumers. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

4.
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information and consumer data. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data.

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

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. In August 2012, as part of our TTI, we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell Marketing, L.P. ("Dell"). We depend heavily upon the computer systems located in our data centers, which we expect will be moved under the Dell arrangement to Dell's data center(s) progressively over the next couple of years. Certain events beyond our control, including natural disasters and telecommunications failures, or technical issues at Dell that are beyond our control, could interrupt the delivery of products and services. These interruptions also may interfere with our suppliers' ability to provide necessary data and our employees' ability to attend work and perform their responsibilities, or may cause a loss of customers or a loss in revenue.

6.
Because our revenue from customers in the mortgage, consumer lending and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a negative change in any of these conditions could materially adversely affect our business and results of operations.

A significant portion of our revenue is generated from solutions we provide to the mortgage, consumer lending and real estate industries and, as a result, a weak economy or housing market may adversely affect our business. The volume of mortgage origination and residential real estate transactions is highly variable. Reductions in these transaction volumes could have a direct impact on certain portions of our revenues and may materially adversely affect our business, financial condition and results of operations. In addition, declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle may negatively affect the demand for many of our products and services in our asset management and processing solutions segment. Moreover, negative economic conditions have had an impact on, and continue to impact the performance and financial condition of, some of our customers in many of our businesses, which may lead to negative impacts on our revenue, earnings and liquidity in particular if these customers go bankrupt or otherwise exit certain businesses.

7.
We do not solely control the operations and dividend policies of our partially-owned affiliates, including our National Joint Ventures. A decrease in earnings of or dividends from these joint ventures could have a negative impact on our earnings and cash flow.

In our National Joint Ventures with some of our largest customers, we share control of the management of the operations of the joint venture with the other partner.  As a result, we cannot solely dictate the business strategy, operations or dividend policies of these joint ventures without the cooperation of the respective partners. Our National Joint Ventures are impacted by many of the same regulatory and economic factors that affect our business. A decrease in earnings and dividends derived from these joint ventures could have a negative impact on our earnings and cash flow, and we may not have the ability to prevent such a decrease. In addition, our joint venture partners could decide to exit the joint venture or otherwise terminate the operations at their discretion, which could have a material adverse effect on our business and results of operations.

8.
We rely on our top customers for a significant portion of our revenue and profit, which makes us susceptible to the same macro-economic and regulatory factors that our customers face. If these customers are negatively impacted by current economic or regulatory conditions or otherwise experience financial hardship or stress, or if the terms of our relationships with these customers change, our business, financial condition and results of operations could be adversely affected.

The ten largest U.S. mortgage originators generated 42.6% of our 2012 operating revenues for the year ended December 31, 2012, and one customer, Wells Fargo, N.A., accounted for 10.8% of our 2012 operating revenues. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations.

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

11.
The acquisition and integration or divestiture of businesses by us may involve increased expenses, and may not produce the desired financial or operating results contemplated at the time of the transaction.

We have acquired and expect to continue to acquire, on an opportunistic basis, companies, businesses, products and services. We also evaluate strategic divestitures from time to time. These activities may increase our expenses, and the expected benefits, synergies and growth from these initiatives may not materialize as planned. In addition, we may have difficulty integrating our completed or any future acquisitions into our operations. If we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, customers and strategic partners, distract management attention, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. In addition, although part of our business strategy may include growth through strategic acquisitions, and we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms.

12. Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations. In addition, we may not realize the full benefit of our outsourcing arrangements, which may result in increased costs, or may adversely affect our service levels for our customers.

Over the last few years, we have outsourced various business process and information technology services to third parties, including the outsourcing arrangements we entered into with a subsidiary of Cognizant Technology Solutions and the technology infrastructure management services agreement we entered into with Dell. Although we have service-level arrangements with our providers, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, the failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in the vendors' business, financial condition and other matters outside of our control, including their violations of laws or regulations which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations, and to the services we provide to our customers, which could materially and adversely affect our business, customer relationships, financial condition, operating results and cash flow.

Furthermore, some of our outsourced services are being performed offshore, which could expose us to risks inherent in conducting business outside of the United States. Our customers may object to the outsourcing and/or offshoring of services we provide for them, which may require us to perform such services directly and/or onshore at a higher cost or our customer may cease doing business with us.

Our outsourcing arrangement with Cognizant Technology Solutions subjects us to a remaining net cumulative minimum commitment of approximately $277.6 million, plus applicable inflation adjustments, over the remaining minimum commitment term through 2016, which we are required to pay regardless of the actual value of the services it provides. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under this outsourcing agreement.

13.
Our international outsourcing service providers and our own international operations subject us to additional risks, which could have an adverse effect on our results of operations. Dependence on these operations, in particular our outsourcing arrangements, may impair our ability to operate effectively.

Over the last few years, we have reduced our costs by utilizing lower cost labor outside the U.S. in countries such as India and the Philippines, primarily through outsourcing arrangements. These countries are subject to relatively higher degrees of political and social instability than the U.S. and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our customers may require us to use labor based in the U.S. We may not be able to pass on the increased costs of higher-priced U.S.-based labor to our customers, which ultimately could have an adverse effect on our results of operations.

In addition, the foreign countries in which we have outsourcing arrangements or operate could adopt new legislation or regulations that would adversely affect our business by making it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"). Any violations of FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

14.
Our level of indebtedness could adversely affect our financial condition and prevent us from complying with our covenants and obligations under our outstanding debt instruments. In addition, the instruments governing our indebtedness subject us to various restrictions that could limit our operating flexibility.

As of December 31, 2012, our total debt was approximately $792.4 million, and we have unused commitments of approximately $500.0 million under our credit facilities.

Subject to the limitations contained in the credit agreement governing our credit facilities, the indenture governing the 7.25% senior notes and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could intensify.

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

15. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our outstanding debt instruments, which may not be successful.

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

16. We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

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

17.
We may not be able to attract and retain qualified management or develop current management to keep pace with company growth, which could have an adverse effect on our ability to maintain or increase our product and service offerings.

We rely on skilled management and our success depends on our ability to attract, train and retain a sufficient number of such individuals. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of individuals who have the skills and training needed to grow our company, especially in the increasingly-regulated environment in which we operate. Increased attrition or competition for qualified management could have an adverse effect on our ability to expand our business and product offerings, as well as cause us to incur greater personnel expenses and training costs.

18.	We have substantial investments in recorded goodwill as a result of prior acquisitions and an impairment of these investments would require a write-down that would reduce our net income.

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

19. We may not be able to effectively achieve our growth or cost-containment strategies, which could adversely affect our financial condition or results of operations.

Our growth and cost-containment strategies include revenue growth and margin expansion, strategic outsourcing such as our TTI, streamlining functions and improving overall processes. Although we have implemented many of these plans, we cannot guarantee that we will be successful at implementing all of our growth strategies within the timetable we have indicated, if at all. In addition, we may not be able to realize all of the projected benefits of our cost-containment strategies, and these efforts could impair our ability to attract and retain resources or prohibit us from being able to execute effectively and efficiently on our growth plans.

Risks Relating to the Separation of FAFC

1.	We are responsible for a portion of FAFC's contingent and other corporate liabilities.

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

2.	We share responsibility with FAFC for certain income tax liabilities for tax periods prior to and including the date of the Distribution.

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

3.
If the Distribution or certain internal transactions undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and FAFC will incur significant U.S. federal income tax liabilities.

In connection with the Separation we received a private letter ruling from the IRS to the effect that, among other things, certain internal transactions undertaken in anticipation of the Separation will qualify for favorable treatment under the Code, and the contribution by us of certain assets of the financial services businesses to FAFC and the pro-rata distribution to our shareholders of the common stock of FAFC will, except for cash received in lieu of fractional shares, qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, we received opinions of tax counsel to similar effect. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from us and FAFC regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinions that were not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or FAFC after the Separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

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

4.
In connection with the Separation, we entered into a number of agreements with FAFC setting forth rights and obligations of the parties post Separation. In addition, certain provisions of these agreements provide protection to FAFC in the event of a change of control of us, which could reduce the likelihood of a potential change of control that our stockholders may consider favorable.

In connection with the Separation, we and FAFC entered into a number of agreements that set forth certain rights and obligations of the parties post-Separation, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Restrictive Covenants Agreement, certain transition services agreements and leases for our data center and former headquarters facilities in Santa Ana. We possess certain rights under those agreements, including without limitation indemnity rights from certain liabilities allocated to FAFC. The failure of FAFC to perform its obligations under the agreements could have an adverse effect on our financial condition, results of operations and cash flows.

In addition, the Separation and Distribution Agreement gives FAFC the right to purchase the equity or assets of our entity or entities directly or indirectly owning the real property databases that we currently own upon the occurrence of certain triggering events. The triggering events include the direct or indirect purchase of the databases by a title insurance underwriter (or its affiliate) or an entity licensed as a title insurance underwriter, including a transaction where a title insurance underwriter (or its affiliate) acquires 25% or more of us. Such a triggering event also triggers the ability of FAFC to terminate our data center upon 30 days notice. The purchase right expires June 1, 2020. Until the expiration of the purchase right, this provision could have the effect of limiting or discouraging an acquisition of us or preventing a change of control that our stockholders might consider favorable. Likewise, if a triggering event occurs, the loss of ownership of our real property database and our need to move our data center very abruptly could have a material adverse effect on our financial condition, business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, CoreLogic's real estate portfolio of 1.8 million square feet is comprised of leased property throughout 23 states in the United States and 83,000 square feet in Mexico, India, Australia, Canada and the United Kingdom. Our properties range in size from a single property under 1,000 square feet to our large, multiple-building complex in Westlake, Texas totaling 665,000 square feet. The Westlake property lease expires in March 2017. We relocated our headquarters in August 2012 from Santa Ana, California to Irvine, California, where we occupy169,000 square feet. The headquarters lease expires in July 2021.

All properties are primarily used as offices and have multiple expiration dates. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 16 - Litigation and Regulatory Contingencies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 18, 2013 was 2,998. High and low stock prices for the last two years were as follows:

	2012		2011
	High	Low	High	Low
Quarter ended March 31,	$16.93	$12.44	$20.97	$17.07
Quarter ended June 30,	$18.68	$15.05	$19.20	$16.24
Quarter ended September 30,	$27.83	$18.35	$16.96	$7.64
Quarter ended December 31,	$29.00	$22.13	$14.40	$9.98

We did not declare dividends for the years ended December 31, 2012 and 2011. We do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with agreements governing our outstanding debt and capital requirements.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2012, we did not issue any unregistered shares of our common stock.

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Standard & Poor’s Midcap 400 index, the Standard & Poor’s Midcap 400 Data Processing Outsourced Services Index and two peer group indexes. The comparison assumes an investment of $100 on December 31, 2007 and reinvestment of dividends. This historical performance is not indicative of future performance. For purposes of calculating the cumulative total return on our stock, it is assumed that each share of FAFC received in the Distribution on June 1, 2010 was immediately sold for its market value and the proceeds reinvested in additional shares of our common stock. The value of our common stock in periods subsequent to the Distribution therefore includes the value of the distributed shares but not the separate performance of those securities since June 1, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CoreLogic, Inc., the S&P Midcap 400 Index, the S&P 500 Index,
Old Peer Group, New Peer Group, and S&P Midcap 400 Data Processing & Outsourced Services

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
CoreLogic, Inc.
S&P Midcap 400
S&P 500
Old Peer Group
New Peer Group
S&P Midcap 400 Data Processing & Outsourced Services

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The Old Peer Group, which was used by the Board's Compensation Committee for 2012 compensation decisions, consisted of: Acxiom Corporation, Alliance Data Systems Corporation, Broadridge Financial Solutions, Inc., CIBER Inc., DST Systems, Inc., The Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Gartner, Inc., IHS Inc., Jack Henry & Associates, Inc., Lender Processing Services, Inc., and Verisk Analytics, Inc. In early 2013, the Compensation Committee adopted the New Peer Group for use in 2013 compensation decisions, modifying the Old Peer Group to include CSG Systems International Inc., Sapient Corp. and Syntel, Inc. The Compensation Committee believes the New Peer Group more accurately and appropriately reflects our business and the industries in which we compete.

Item 6. Selected Financial Data

The selected consolidated financial data for the Company for the five-year period ended December 31, 2012 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009, and 2008 have been derived from financial statements not included herein.

Before June 1, 2010, we operated as The First American Corporation. On June 1, 2010, we completed a transaction that spun-off our financial services businesses, including our title insurance business, into a new, publicly-traded, New York Stock Exchange-listed company called FAFC. In connection with the Separation, we transferred ownership of the “First American” name, trademarks and trading symbol “FAF” to FAFC. We then changed our name to CoreLogic, Inc. and our trading symbol to “CLGX,” and changed the names of several of our operating subsidiaries to replace the reference to “First American” with the name "CoreLogic."

The results of operations of FAFC, the sale of our employer and litigation services business and the disposition of our non-core businesses (our marketing services business (Leadclick), our consumer credit monitoring services business, our transportation services business (American Driving Records) and our 100% owned appraisal management company business) are reflected as discontinued operations. See Note 18 – Discontinued Operations for additional disclosures.

(in thousands, except per share amounts)	For the year ended December 31,
Income Statement Data:	2012	2011	2010	2009	2008
Operating revenue	$1,567,633	$1,338,547	$1,280,276	$1,330,162	$1,305,134
Operating income	222,260	88,685	113,683	108,652	66,201
Equity in earnings of affiliates, net of tax	35,983	30,270	41,641	48,847	23,640
Amounts attributable to CoreLogic:
Income/(loss) from continuing operations, net of tax	123,508	52,515	46,221	45,981	(10,420)
(Loss)/income from discontinued operations, net of tax	(15,056)	(127,124)	(83,536)	150,658	(15,900)
Income/(loss) from sale of discontinued operations, net of tax	3,841	—	(18,985)	—	—
Net income/(loss)	$112,293	$(74,609)	$(56,300)	$196,639	$(26,320)
Balance Sheet Data:
Assets of discontinued operations	$794	$55,516	$270,293	$5,918,400	$6,061,041
Total assets	$3,029,827	$3,118,700	$3,234,825	$8,836,988	$8,787,686
Long-term debt, excluding discontinued operations	$792,426	$908,295	$720,889	$570,457	$613,685
Total equity	$1,170,946	$1,244,821	$1,545,141	$3,156,671	$3,375,659
Dividends on common shares	$—	$—	$22,657	$84,349	$81,542
Amounts attributable to CoreLogic:
Basic income/(loss) per share:
Income/(loss) from continuing operations, net of tax	$1.20	$0.48	$0.41	$0.49	$(0.11)
(Loss)/income from discontinued operations, net of tax	(0.15)	(1.16)	(0.75)	1.59	(0.17)
Income/(loss) from sale of discontinued operations, net of tax	0.04	—	(0.17)	—	—
Net income/(loss)	$1.09	$(0.68)	$(0.51)	$2.08	$(0.28)
Diluted income/(loss) per share:
Income/(loss) from continuing operations, net of tax	$1.19	$0.48	$0.41	$0.48	$(0.11)
(Loss)/income from discontinued operations, net of tax	(0.14)	(1.16)	(0.74)	1.58	(0.17)
Income/(loss) from sale of discontinued operations, net of tax	0.04	—	(0.17)	—	—
Net income/(loss)	$1.09	$(0.68)	$(0.50)	$2.06	$(0.28)
Weighted average shares outstanding
Basic	102,913	109,122	111,529	94,551	92,516
Diluted	104,050	109,712	112,363	95,478	92,516

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our acquisition and divestiture strategy and our growth plans for 2013, the Company’s share repurchases, the level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•	compromises in the security of our data transmissions, including the transmission of confidential information or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally together with customer concentration and the impact of these factors thereon;

•	our ability to protect proprietary technology rights;

•	our indebtedness and the restrictions in our various debt agreements;

•	our growth strategies and cost reduction plans and our ability to effectively and efficiently implement them;

•	risks related to the outsourcing of services and our international operations;

•	impairments in our goodwill or other intangible assets; and

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

We believe that we offer our customers among the most comprehensive databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, motor vehicle records, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 795 million historical property transactions, over 93 million mortgage applications and property-specific data covering over 99% of U.S. residential properties exceeding 147 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2- Significant Accounting Policies. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors that we believe to be relevant at the time we prepare the consolidated financial statements. Although we believe that our estimates and assumptions are reasonable, we cannot determine future events. As a result, actual results could differ materially from our assumptions and estimates.

Basis of presentation and consolidation. Our discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. Our operating results for the years ended December 31, 2012, 2011 and 2010 include results for any acquired entities from the applicable acquisition date forward and all prior periods have been adjusted to properly reflect discontinued operations. All significant intercompany transactions and balances have been eliminated.

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

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood and data services, real estate owned asset management, claims management, asset management and processing solutions, broker price opinions, and field services where we perform property preservation services.

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

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a customer tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been changes in contract lives, deferred on-boarding costs, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

Cost of services. Cost of services represents costs incurred in the creation and delivery of our products and services. Cost of services consists primarily of data acquisition and royalty fees; customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed by employees.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of personnel-related costs, direct and indirect selling costs, restructuring costs, corporate costs, fees for professional and consulting services, advertising costs, uncollectible accounts and other costs of administration such as marketing, human resources, finance and administrative roles.

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

Goodwill and other intangible assets. We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances have occurred that potentially indicate the carrying amounts of these assets may not be recoverable. In assessing the overall carrying value of our goodwill and other intangibles, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity-specific events, industry and market factors, macroeconomic conditions and other considerations.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then management’s impairment testing process may include two additional steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analysis contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material.

These tests utilize a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. As of December 31, 2012, our reporting units are data and analytics, mortgage origination services, and asset management and processing solutions.

In connection with our acquisition of CDS Business Mapping, LLC ("CDS"), we separated our spatial solutions business line from our mortgage origination services segment and consolidated it with CDS, effectively creating the geospatial solutions business unit within the data and analytics segment. As a result, we revised our reporting for segment disclosure purposes and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a fourth quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of December 31, 2012.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our mortgage origination services reporting unit and geospatial solutions business unit in our testing were: (a) expected cash flow for the period from 2013 to 2018; and (b) a discount rate ranging from 11.0% to 15.0%, which was based on management's best estimate of the after-tax weighted average cost of capital.

We performed a qualitative analysis on our reporting units and examined relevant events and circumstances such as: cost factors, financial performance, legal and regulatory factors, entity-specific events, industry and market factors, macroeconomic conditions and other considerations. We also considered the reassignment analysis of geospatial solutions' goodwill to each reporting unit impacted using the relative fair value approach. Based on the qualitative analysis performed, we determined that it is more likely than not that goodwill attributable to our reporting units is not impaired as of December 31, 2012. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Income taxes. We account for income taxes under the asset and liability method, whereby we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as expected benefits of utilizing net operating loss and credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

We recognize the effect of income tax positions only if sustaining those positions is more likely than not. We reflect changes in recognition or measurement of uncertain tax positions in the period in which a change in judgment occurs. We recognize interest and penalties, if any, related to uncertain tax positions within income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

We evaluate the need to establish a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. We establish a valuation allowance to reduce deferred tax assets to the extent we believe it is more likely than not that some or all of the deferred tax assets will not be realized.

Useful lives of assets. We are required to estimate the useful lives of several asset classes, including capitalized data, internally developed software and other intangible assets. The estimation of useful lives requires a significant amount of judgment related to matters such as future changes in technology, legal issues related to allowable uses of data and other matters.

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2006 through December 31, 2009. For the options granted in 2012, 2011 and 2010, we used the Black-Scholes model to estimate the fair value. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

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

Reclassifications. Prior to the Separation, we operated primarily as a title insurance company regulated under Article 7 of Regulation S-X and were not subject to the requirements of Article 5 of Regulation S-X. Rule 5-03 of Regulation S-X requires Article 5 companies, such as us, to classify expenses in a functional manner. We have reclassified external cost of revenues, salaries and benefits and other operating expenses into cost of services and selling, general and administrative (“SG&A”) expenses, in our income statement within our annual report on Form 10-K for the years ended December 31, 2012, 2011 and 2010. The reclassification of these expenses on a functional basis was not material to the financial statements as a whole, as it had no impact to operating revenues, total operating expenses, operating income, net income or earnings per share previously reported. In addition, there was no impact on our balance sheets or statements of cash flows.

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

In December 2011 and January 2013, the FASB issued updated guidance related to the presentation of offsetting (netting) assets and liabilities in the financial statements. The guidance requires the disclosure of both gross information and net information on instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Results of Operations

Overview

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. We believe the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. Throughout 2012 we benefited from the improvement in the U.S. residential real estate and mortgage lending industries, particularly from higher refinancing transactions, which resulted in higher levels of mortgage applications and originations. This, combined with recovering home prices and home purchase activity, created an improved market environment for our businesses in 2012.

Approximately 42.6% of our operating revenues for the year ended December 31, 2012 were generated from the ten largest United States mortgage originators. Based on statistics published by the Mortgage Bankers' Association (“MBA”) and data from significant mortgage originators, we estimate that total mortgage originations increased approximately 32.0% in 2012 relative to the same period of 2011. MBA estimates that mortgage applications increased 24% in 2012 relative to the same period of 2011. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. In 2012, the level of mortgage originations, particularly refinancing transactions, were relatively high due to historical lows in long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of Federal Government programs targeting mortgage loan refinancing and modification activity. We anticipate the level of mortgage originations to modestly decline in the near term.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 15% in the year ended December 31, 2012 relative to the same period of 2011. Additionally, based on our internal analysis and market estimates, we believe the inventory of seriously delinquent mortgage loans and loans in foreclosure will continue to decline.

In December 2012, we completed our acquisition of CDS, a leading provider of geographic underwriting information for the property and casualty insurance industry, for a cash purchase price of $78.8 million. CDS is included in our data and analytics reporting segment.

In the third quarter of 2012, we completed the disposition of our transportation services business (American Driving Records) and completed the shutdown of our appraisal management company and consumer services businesses.

As part of our on-going cost efficiency programs, in July 2012, we announced the launch of our TTI with Dell Services. The objective of the TTI is to convert our existing technology infrastructure to a new platform which is expected to provide new functionality, increased performance, and a reduction in application management and development costs. Following an initial transition period of thirty months, we expect net operating expense reductions of approximately $35.0 to $40.0 million per year compared to 2012 cost levels. For the year ended December 31, 2012, expenses incurred related to the initiative were $33.2 million, of which $16.3 million are non-cash charges.

On a consolidated basis, our operating revenues increased $229.1 million, or 17.1%, for the year ended December 31, 2012 compared to 2011. Data and analytics segment operating revenues increased $68.0 million, or 12.4%, in 2012 compared to 2011, primarily due to higher document retrieval services and the impact of acquisition activity. Mortgage origination services segment operating revenues increased $153.5 million, or 31.8%, in 2012 compared to 2011, primarily due to higher mortgage origination volumes and the impact of acquisition activity. Asset management and processing solutions segment operating revenues increased $6.0 million, or 1.8%, in 2012 compared to 2011, due to higher loss mitigation services and higher field services revenues, partially offset by a decrease in other revenues. On a consolidated basis, operating revenues increased $58.3 million, or 4.6%, for the year ended December 31, 2011 compared to 2010. Data and analytics segment operating revenues increased $84.6 million, or 18.3%, in 2011 compared to 2010, due to higher analytical revenues, growth in advisory projects and the impact of acquisition activity. Mortgage origination services segment revenues increased $16.0 million, or 3.4%, in 2011 compared to 2010, due to the impact of acquisition activity, partially offset by lower origination volumes. Asset management and processing solutions segment revenues decreased $39.3 million, or 10.7%, in 2011 compared to 2010, primarily due to lower default-related activity and the exit of unprofitable product lines.

Our total operating expense increased $95.5 million, or 7.6%, for the year ended December 31, 2012 compared to 2011, primarily due to higher cost of services from increased volumes, higher depreciation and amortization from the impact from acquisitions, partially offset by lower selling, general and administrative expenses from our cost-reduction initiatives. Our total operating expense increased $83.3 million, or 7.1%, for the year ended December 31, 2011 compared to 2010, primarily due to higher cost of services from increased volumes, higher depreciation and amortization due to the impact of write-offs of certain non-performing assets and the impact of acquisitions, partially offset by lower selling, general and administrative expenses from our cost-reduction initiatives.

Total interest expense, net decreased $5.8 million, or 10.0%, for the year ended December 31, 2012 compared to 2011, due to lower write-offs of deferred financing costs of $9.9 million, partially offset by higher interest expense due to higher average outstanding debt balances as a result of the issuance of $400.0 million principal amount of senior notes in May 2011. Total interest expense, net increased $28.1 million, or 92.9%, for the year ended December 31, 2011 compared to 2010, due to a $10.2 million write-off of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense and increased levels of total debt and capitalized debt issuance cost.

Loss on investments and other income totaled $2.5 million and $10.9 million for the year ended December 31, 2012 and 2010, respectively. Gain on investments and other income was $60.0 million for the year ended December 31, 2011. The variance in 2012 compared to 2011 and the variance in 2011 compared to 2010 are primarily due to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc. in January 2011 and the $58.9 million pre-tax gain from our acquisition of the remaining interest in RP Data Limited ("RP Data") in May 2011. The variance in 2011 compared to 2010 was partially offset by non-cash impairment charges in our investments in affiliates, net, due to other than temporary loss in value and continued changes in regulatory environment.

Net income attributable to CoreLogic increased from a net loss by $186.9 million, or 250.5%, for the year ended December 31, 2012 compared to 2011, primarily due to higher net income from continuing operations of $69.4 million, lower losses from discontinued operations of $112.1 million due to the exit of various discontinued operations during 2012, partially offset by higher loss from sale of discontinued operations of $3.8 million and lower non-controlling interests of $1.6 million. Net loss increased $18.3 million, or 32.5%, for the year ended December 31, 2011 compared to 2010, primarily due to higher losses from discontinued operations of $43.6 million, lower net income from continuing operations of $30.4 million, partially offset by lower non-controlling interests of $36.7 million and lower loss from sale of discontinued operations of $19.0 million. For the year ended December 31, 2011, losses from discontinued operations included impairment charges of $165.4 million, of which $137.7 million was for goodwill, $17.1 million was for intangibles, and a non-cash impairment charge of $10.6 million for internally-developed software. In addition, we incurred bad debt expense of $8.9 million for accounts receivable we deemed to be uncollectible. Finally, we incurred $1.8 million in expense to write off various other assets and to accrue for expenses related to the closure of businesses. The decrease in net income attributed to noncontrolling interests was largely due to our purchase of the remaining redeemable noncontrolling interests of CoreLogic Information Solutions Holdings, Inc. during the first quarter of 2011.

For additional information related to our results of operations for each of our reportable segments please see the discussions under “Data and Analytics,” “Mortgage Origination Services” and “"Asset Management and Processing Solutions” below.

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

Data and Analytics

				2012 vs. 2011		2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Operating revenue	$616,110	$548,146	$463,513	$67,964	12.4%	$84,633	18.3%
Cost of services (exclusive of depreciation and amortization below)	287,910	242,474	202,520	45,436	18.7%	39,954	19.7%
Selling, general and administrative expenses	146,786	163,005	124,011	(16,219)	-10.0%	38,994	31.4%
Depreciation and amortization	72,391	67,230	48,722	5,161	7.7%	18,508	38.0%
Total operating expenses	507,087	472,709	375,253	34,378	7.3%	97,456	26.0%
Operating income	109,023	75,437	88,260	33,586	44.5%	(12,823)	-14.5%
Total interest expense, net	(1,553)	(365)	(293)	(1,188)	325.5%	(72)	24.6%
Gain/(loss) on investments and other, net	2,488	(821)	280	3,309	-403.0%	(1,101)	-393.2%
Income from continuing operations before income taxes	109,958	74,251	88,247	35,707	48.1%	(13,996)	-15.9%
Income from continuing operations before equity in earnings of affiliates	109,958	74,251	88,247	35,707	48.1%	(13,996)	-15.9%
Equity in earnings of affiliates	2,197	1,512	4,606	685	45.3%	(3,094)	-67.2%
Income from continuing operations	$112,155	$75,763	$92,853	$36,392	48.0%	$(17,090)	-18.4%

Operating Revenues

Data and analytics segment operating revenues were $616.1 million, $548.1 million and $463.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $68.0 million, or 12.4%, in 2012 compared to 2011; and an increase of $84.6 million, or 18.3%, in 2011 compared to 2010. Acquisition activity accounted for $34.2 million and $47.9 million of the increase in 2012 and 2011, respectively. For the year ended December 31, 2012, excluding acquisition activity, the increase of $33.8 million was due to higher document retrieval services revenues of $17.9 million, growth in analytics revenues of $15.4 million, higher data licensing revenues of $6.1 million, higher Multiple Listing Services solutions revenues of $2.0 million, partially offset by decreased information report revenues of $1.1 million, and lower other revenues of $6.5 million. Information report revenues for 2012 were negatively impacted by challenging market conditions in our tenancy services business and regulatory conditions affecting certain customers of our under-banked credit services business. For the year ended December 31, 2011, excluding acquisition activity, the increase of $36.8 million was due to growth in advisory revenues including project-based revenues of $16.2 million and document retrieval services revenues of $14.7 million. In addition, we experienced higher data licensing revenues of $7.7 million, higher geospatial solutions services revenues of $4.0 million and higher other revenues of $1.3 million; these were partially offset by the decline in information reports revenues of $4.5 million and service revenues of $2.6 million.

Cost of Services

Data and analytics segment cost of services were $287.9 million, $242.5 million and $202.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $45.4 million, or 18.7%, for 2012 compared to 2011 and an increase of $40.0 million, or 19.7%, for 2011 compared to 2010. Acquisition activity accounted for $11.3 million and $15.3 million of the increase in 2012 and 2011, respectively. For the year ended December 31, 2012, excluding acquisition activity, the increase of $34.1 million was due to higher revenues and a shift in product mix primarily related to higher document retrieval services. For the year ended December 31, 2011, excluding acquisition activity, the increase of $24.6 million was due to product mix shift relating to the increase in project-based revenues and document retrieval services.

Selling, General and Administrative Expense

Data and analytics segment selling, general and administrative expenses were $146.8 million, $163.0 million and $124.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, a decrease of $16.2 million, or 10.0%, in 2012 compared to 2011 and an increase of $39.0 million, or 31.4%, in 2011 compared to 2010. Acquisition activity accounted for $13.1 million and $18.4 million of the increase in 2012 and 2011, respectively. For the year ended December 31, 2012, excluding acquisition activity, the decrease of $29.4 million was due to lower corporate shared service costs of $18.7 million in connection with our cost-reduction initiatives, lower legal expense due to proceeds from the settlement of litigation to enforce patent and other intellectual property rights of $7.0 million, lower external services of $3.4 million, lower other expense of $3.9 million, lower marketing expense of $1.3 million, partially offset by higher compensation expenses of $2.5 million and higher licensing software expense of $2.4 million. We allocate expenses, from corporate, to our business segments for various shared service costs such as human resources, legal, accounting and finance, and technology infrastructure cost. For the year ended December 31, 2011, excluding acquisition activity, selling, general and administrative expense increased $20.6 million due to higher corporate shared service costs of $32.3 million, partially offset by lower professional fees of $8.6 million, lower compensation expenses of $2.3 million and lower other expense of $0.8 million.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense were $72.4 million, $67.2 million and $48.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $5.2 million or 7.7%, in 2012 compared to 2011, and an increase of $18.5 million, or 38.0%, in 2011 compared to 2010. Acquisition activity accounted for $9.2 million and $13.7 million of the increase in 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, excluding acquisition activity, the decrease of $4.1 million and the increase of $4.8 million, respectively, were primarily due to write-offs of certain non-performing assets in 2011.

Gain/(Loss) on Investments and Other, Net

Data and analytics segment gain on investments and other, net were $2.5 million and $0.3 million for the years ended December 31, 2012 and 2010, respectively, and a loss of $0.8 million for the year ended 2011; a variance of $3.3 million, or 403.0%, in 2012 compared to 2011, and a variance of $1.1 million, or 393.2%, in 2011 compared to 2010. Acquisition activity accounted for $1.2 million and $0.1 million of the variance in 2012 and 2011, respectively. For the year ended December 31, 2012, excluding acquisition activity, the increase of $2.1 million was due to the gain on sale of an investment in an affiliate. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $1.2 million, was primarily related to a loss on sale of affiliate of $0.8 million during the third quarter of 2011.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates were $2.2 million, $1.5 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $0.7 million, or 45.3%, in 2012 compared to 2011, and a decrease of $3.1 million, or 67.2%, in 2011 compared to 2010. Acquisition activity accounted for $0.9 million and $0.3 million of the increase in 2012 and 2011, respectively. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $3.4 million was due to lower volumes in minority investments related to market conditions and the acquisition of the remaining controlling interest in RP Data in May of 2011.

Mortgage Origination Services

				2012 vs. 2011		2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Operating revenue	$635,615	$482,076	$466,117	$153,539	31.8%	$15,959	3.4%
Cost of services (exclusive of depreciation and amortization below)	335,769	284,914	259,152	50,855	17.8%	25,762	9.9%
Selling, general and administrative expenses	102,338	102,810	106,346	(472)	-0.5%	(3,536)	-3.3%
Depreciation and amortization	26,013	22,510	17,844	3,503	15.6%	4,666	26.1%
Total operating expenses	464,120	410,234	383,342	53,886	13.1%	26,892	7.0%
Operating income	171,495	71,842	82,775	99,653	138.7%	(10,933)	-13.2%
Total interest (expense)/income, net	(591)	2,895	1,483	(3,486)	-120.4%	1,412	95.2%
Gain/(loss) on investments and other, net	263	(1,519)	(1,183)	1,782	-117.3%	(336)	28.4%
Income from continuing operations before income taxes	171,167	73,218	83,075	97,949	133.8%	(9,857)	-11.9%
Income from continuing operations before equity in earnings of affiliates	171,167	73,218	83,075	97,949	133.8%	(9,857)	-11.9%
Equity in earnings of affiliates	55,571	47,673	64,588	7,898	16.6%	(16,915)	-26.2%
Income from continuing operations	$226,738	$120,891	$147,663	$105,847	87.6%	$(26,772)	-18.1%

Operating Revenues

Mortgage origination services segment operating revenues were $635.6 million, $482.1 million and $466.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $153.5 million, or 31.8%, in 2012 compared to 2011; and an increase of $16.0 million, or 3.4%, in 2011 compared to 2010. Acquisition activity accounted for $11.8 million and $30.0 million of the increase in 2012 and 2011, respectively. For the year ended December 31, 2012, excluding acquisition activity, the increase of $141.8 million was due to higher mortgage origination volumes from higher refinancing activity, which increased credit services revenues by $64.6 million, tax services revenues by $56.2 million, flood certification revenues by $18.9 million and other revenues by $2.1 million. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $14.1 million was primarily due to lower tax services revenues which were impacted by lower mortgage origination activity and lower deferred revenue recognition as we experienced a smaller life-of-loan servicing pool.

Cost of Services

Mortgage origination services segment cost of services were $335.8 million, $284.9 million and $259.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $50.9 million, or 17.8%, in 2012 compared to 2011; and an increase of $25.8 million, or 9.9%, in 2011 compared to 2010. Acquisition activity accounted for $8.9 million and $21.5 million of the increase in 2012 and 2011, respectively. For the year ended December 31, 2012, excluding acquisition activity, the increase of $42.0 million was due to higher origination volumes which resulted in higher credit bureau-related expense of $38.9 million primarily for our credit services business and higher other costs of services of $3.1 million. For the year ended December 31, 2011, excluding acquisition activity, the increase of $4.3 million was due to higher credit bureau-related expenses of $4.8 million related to our credit services business, partially offset by declines in other costs of services of $0.5 million.

Selling, General and Administrative Expenses

Mortgage origination services segment selling, general and administrative expenses were $102.3 million, $102.8 million and $106.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, a decrease of $0.5 million, or 0.5%, in 2012 compared to 2011; and a decrease of $3.5 million, or 3.3%, in 2011 compared to 2010. Acquisition activity accounted for $6.3 million and $9.0 million in 2012 and 2011, respectively. For the year ended December 31, 2012, excluding acquisition activity, the decrease of $6.7 million was due to lower corporate shared service costs of $20.1 million in connection with our cost-reduction initiatives, lower facilities costs of $5.8 million, partially offset by higher external services costs of $10.4 million, higher compensation expenses of $6.8 million and higher other expenses of $2.0 million. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $12.5 million was primarily attributable to lower compensation expenses of $10.0 million from decreased headcount, lower management fees for investment in affiliates of $5.4 million, lower other expenses of $4.7 million, lower facilities costs of $2.3 million, lower external services of $1.9 million, partially offset by higher corporate shared service costs of $9.1 million and higher professional fees of $2.7 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense were $26.0 million, $22.5 million and $17.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $3.5 million, or 15.6%, in 2012 compared to 2011; and an increase of $4.7 million, or 26.1%, in 2011 compared to 2010. Acquisition activity accounted for $1.2 million and $4.8 million of the increase in 2012 and 2011, respectively. The remaining variances relative to the prior periods are not significant.

Gain/(Loss) on Investments and Other, Net

Mortgage origination services segment gain on investments and other was $0.3 million for the year ended December 31, 2012 and losses of $1.5 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively, a variance of $1.8 million, or 117.3%, in 2012 compared to 2011; and a variance of $0.3 million, or 28.4%, in 2011 compared to 2010. For the year ended December 31, 2012, the gain was primarily comprised of excess distribution from the closure of an investment in affiliate. For the year ended December 31, 2011, the increase was primarily related to the $24.9 million pre-tax gain on the sale of our remaining investment in DealerTrack Holdings, Inc., which was sold during the first quarter of 2011, partially offset by $29.6 million in non-cash impairments due to other-than-temporary loss in value from the absence of an ability to recover the carrying amount of the investment from the under-performance of several investments in affiliates and continued changes in the regulatory environment.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates were $55.6 million, $47.7 million and $64.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $7.9 million, or 16.6%, in 2012 compared to 2011; and a decrease of $16.9 million, or 26.2%, in 2011 compared to 2010. For the year ended December 31, 2012, the increase was primarily due to higher mortgage loan refinance activity in 2012. For the year ended December 31, 2011, the decrease was due to lower loan origination activity and the closure by a major joint venture customer of an origination division that focused on Federal Housing Administration loans.

Asset Management and Processing Solutions

				2012 vs. 2011		2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Operating revenue	$335,224	$329,273	$368,536	$5,951	1.8%	$(39,263)	-10.7%
Cost of services (exclusive of depreciation and amortization below)	230,417	235,596	239,966	(5,179)	-2.2%	(4,370)	-1.8%
Selling, general and administrative expenses	44,777	41,107	45,919	3,670	8.9%	(4,812)	-10.5%
Depreciation and amortization	11,930	7,484	5,446	4,446	59.4%	2,038	37.4%
Total operating expenses	287,124	284,187	291,331	2,937	1.0%	(7,144)	-2.5%
Operating income	48,100	45,086	77,205	3,014	6.7%	(32,119)	-41.6%
Total interest income/(expense), net	284	214	(3)	70	32.7%	217	-7,233.3%
(Loss)/gain on investment and other, net	—	(745)	3,353	745	-100.0%	(4,098)	-122.2%
Income from continuing operations before income taxes	48,384	44,555	80,555	3,829	8.6%	(36,000)	-44.7%
Income from continuing operations before equity in earnings of affiliates	48,384	44,555	80,555	3,829	8.6%	(36,000)	-44.7%
Equity in earnings/(losses) of affiliates	—	(245)	755	245	-100.0%	(1,000)	-132.5%
Income from continuing operations	$48,384	$44,310	$81,310	$4,074	9.2%	$(37,000)	-45.5%

Operating Revenues

Asset management and processing solutions segment operating revenues were $335.2 million, $329.3 million and $368.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $6.0 million, or 1.8%, in 2012 compared to 2011; and a decrease of $39.3 million, or 10.7%, in 2011 compared to 2010. Acquisition activity accounted for $8.3 million of the variance in 2011. For the year ended December 31, 2012, the increase was due to higher loss mitigation services revenues of $22.3 million from stronger volumes and pricing and higher field services revenues of $7.2 million, partially offset by lower volumes in real estate owned asset management and other default revenues of $12.6 million, lower claims management revenue of $3.4 million, lower other revenues of $3.1 million, lower technology revenues of $2.9 million and lower broker price opinion revenues of $1.5 million. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $47.6 million was primarily driven by a $27.5 million decline in broker price opinion revenues as two major customers moved to in-source their business and as changing market conditions reduced the demand for our services. Further, the continued slow-down in the processing of delinquent mortgages by servicers and the previously disclosed loss of a technology solutions customer negatively impacted our default services revenues by $15.1 million and other businesses by $16.5 million in 2011. Revenues for this segment were also impacted negatively by the exit of our second lien outsourcing service line in the first quarter of 2011, which contributed approximately $8.1 million of the decline in revenue in 2011 compared to 2010. These decreases were partially offset by an improvement in revenues of $19.6 million from greater volume, new customer signings and pricing improvements in our field services business.

Cost of Services

Asset management and processing solutions segment cost of services were $230.4 million, $235.6 million and $240.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, a decrease of $5.2 million, or 2.2%, in 2012 compared to 2011; and a decrease of $4.4 million, or 1.8%, in 2011 compared to 2010. Acquisition activity accounted for $3.1 million of the variance for the year ended December 31, 2011. For the year ended December 31, 2012, the decrease was primarily due to a shift in product mix with higher margin services provided during the year and the impact of lower headcount and higher efficiency in connection with our cost-reduction initiatives. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $7.5 million was due to significantly decreased volumes of services.

Selling, General and Administrative Expenses

Asset management and processing solutions segment selling, general and administrative expenses were $44.8 million, $41.1 million and $45.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $3.7 million, or 8.9%, in 2012 compared to 2011; and a decrease of $4.8 million, or 10.5%, in 2011 compared to 2010. Acquisition activity accounted for $1.2 million of the variance for the year ended December 31, 2011. For the year ended December 31, 2012, the increase was primarily due to higher corporate shared service costs of $7.2 million, higher other expenses of $0.7 million, partially offset by lower compensation expenses of $2.5 million and lower marketing expenses of $1.7 million. For the year ended December 31, 2011, excluding acquisition activity, the decrease of $5.9 million was due to lower professional fees of $2.7 million, lower compensation expenses of $2.4 million, lower corporate shared service costs of $1.8 million, partially offset by higher other expenses of $1.0 million.

Depreciation and Amortization

Asset management and processing solutions segment depreciation and amortization expense were $11.9 million, $7.5 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $4.4 million, or 59.4%, in 2012 compared to 2011; and an increase of $2.0 million, or 37.4%, in 2011 compared to 2010. For the year ended December 31, 2012, the increase was primarily due to write-offs of certain non-performing assets. Acquisition activity accounted for $1.1 million of the increase for the year ended December 31, 2011.

(Loss)/Gain on Investments and Other, Net

Asset management and processing solutions segment loss on investments and other was $0.7 million and a gain of $3.4 million for the years ended December 31, 2011 and 2010, respectively. No gain or loss was recorded for the year ended December 31, 2012. The 2011 balance reflects the loss incurred on the exit of our second lien outsourcing service line. The 2010 balance primarily represents a gain associated with the acquisition of a controlling interest in an investment that was previously accounted for as an investment in an affiliate.

Equity in Earnings/(Losses) of Affiliates

Asset management and processing solutions segment equity in losses of affiliates was $0.2 million and equity in earnings of affiliates was $0.8 million for the years ended December 31, 2011 and 2010, respectively. No equity in earnings/(losses) of affiliates was recorded for the year ended December 31, 2012. Equity in earnings of affiliates is not a significant balance for the asset management and processing solutions segment.

Corporate

				2012 vs. 2011		2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Operating revenue	$640	$41,789	$59,125	$(41,149)	-98.5%	$(17,336)	-29.3%
Cost of services (exclusive of depreciation and amortization below)	—	33,934	44,587	(33,934)	-100.0%	(10,653)	-23.9%
Selling, general and administrative expenses	83,618	93,213	126,226	(9,595)	-10.3%	(33,013)	-26.2%
Depreciation and amortization	23,515	19,163	23,676	4,352	22.7%	(4,513)	-19.1%
Total operating expenses	107,133	146,310	194,489	(39,177)	-26.8%	(48,179)	-24.8%
Operating loss	(106,493)	(104,521)	(135,364)	(1,972)	1.9%	30,843	-22.8%
Total interest expense, net	(50,608)	(61,034)	(31,412)	10,426	-17.1%	(29,622)	94.3%
(Loss)/gain on investment and other, net	(5,267)	63,090	(13,335)	(68,357)	-108.3%	76,425	-573.1%
Loss from continuing operations before income taxes	(162,368)	(102,465)	(180,111)	(59,903)	58.5%	77,646	-43.1%
Provision for income taxes	80,396	67,175	30,323	13,221	19.7%	36,852	121.5%
Loss from continuing operations before equity in earnings of affiliates	(242,764)	(169,640)	(210,434)	(73,124)	43.1%	40,794	-19.4%
Equity in losses of affiliates	(21,785)	(18,670)	(28,308)	(3,115)	16.7%	9,638	-34.0%
Net loss from continuing operations	$(264,549)	$(188,310)	$(238,742)	$(76,239)	40.5%	$50,432	-21.1%

Operating Revenues

Corporate operating revenues were $0.6 million, $41.8 million and $59.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012 and 2011, the decrease in corporate operating revenues was related to the outsourcing of certain IT and business process functions in connection with the sale of CoreLogic Global Services Private Limited ("CoreLogic India"), our India-based back-office operations, to Cognizant in August 2011. We also had an allocation of $3.4 million in purchase accounting reserves to revenue in the first quarter of 2010.

Cost of Services

Corporate cost of services were $33.9 million and $44.6 million for the years ended December 31, 2011 and 2010, respectively. There was no cost of services record in corporate for the year ended December 31, 2012. For the years ended December 31, 2012 and 2011, the decrease in corporate cost of services is related to the outsourcing of certain IT and business process functions in connection with the sale of CoreLogic India in August 2011.

Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses were $83.6 million, $93.2 million and $126.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, a decrease of $9.6 million, or 10.3%, in December 31, 2012 compared to 2011; and a decrease of $33.0 million, or 26.2%, in 2011 compared to 2010. For the year ended December 31, 2012, the decrease was primarily due to our cost-reduction initiatives which resulted in reduced salaries and benefits of $14.9 million related to corporate workforce reductions and the outsourcing of our technology infrastructure to Dell as part of our TTI in July 2012, lower facility costs of $18.0 million related to our prior year exit from certain leased buildings in Westlake, Texas and decreased professional fees of $23.4 million. During 2011, we incurred significant professional fees associated with the outsourcing of our business process functions and other corporate initiatives. Offsetting these decreases during 2012 were lower corporate costs of 23.8 million being allocated to our operating segments, increased services fees of $11.1 million, an early equipment lease termination fee of $3.1 million related to the TTI, a gain of $8.1 million on the sale of a building in Poway, California in 2011 and other expense increases of $0.6 million. For the year ended December 31, 2011, the decrease was due to reduced compensation-related expenses of $10.1 million, a gain of $8.1 million on the sale of a building in Poway, California and higher corporate cost allocated to our operating segments of $40.7 million. Offsetting these decreases during 2011 were higher salaries of $11.1 million in connection with the transfer of segment level employees effective January 1, 2011 to our new corporate shared service function, a $14.2 million charge related to our exit from certain leased buildings in Westlake, Texas and other expense increases of $0.6 million.

Depreciation and Amortization

Corporate group depreciation and amortization expense were $23.5 million, $19.2 million and $23.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $4.4 million, or 22.7%, in 2012 compared to 2011; and a decrease of $4.5 million, or 19.1%, in 2011 compared to 2010. The 2012 increase related to accelerated depreciation of technology infrastructure assets as part of our TTI. The 2011 decrease was primarily due to the amortization in the prior year of certain corporate deferred assets with useful lives that have since expired.

Total Interest Expense, net

Net interest expense was $50.6 million, $61.0 million and $31.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, a decrease of $10.4 million, or 17.1%, in 2012 compared to 2011; and an increase of $29.6 million, or 94.3%, in 2011 compared to 2010. For the year ended December 31, 2012, the decrease was due to the expensing of deferred financing costs of $10.2 million in the prior year in connection with the refinancing of our new credit facility. For the year ended December 31, 2011, the increase was primarily due to higher average outstanding debt balances as a result of new credit facilities and the issuance of $400 million of our senior unsecured notes in May 2011. In addition, deferred financing costs in the amount of $10.2 million associated with our prior credit facility were expensed in the second quarter of 2011.

(Loss)/Gain on Investments and Other, Net

Loss on investments and other, net was $5.3 million and $13.3 million for the years ended December 31, 2012 and 2010, respectively, and a gain on investment and other, net of $63.1 million for the year ended December 31, 2011, a variance of $68.4 million, or 108.3%, in 2012 compared to 2011; and a variance of $76.4 million, or 573.1%, in 2011 compared to 2010. For the year ended December 31, 2012, the variance was primarily due to an impairment loss of $7.5 million on land held for investment and a gain in the prior year of $58.9 million upon step-up of our initial investment in RP Data to fair value following our acquisition of the remaining outstanding shares in May 2011. For the year ended December 31, 2011, the variance is primarily due to a gain of $58.9 million upon step-up of our initial investment in RP Data to fair value following our acquisition of the remaining outstanding shares in May 2011 and an impairment loss of $14.5 million on an investment in 2010.

Equity in Losses of Affiliates

Equity in losses of affiliates were $21.8 million, $18.7 million and $28.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, an increase of $3.1 million, or 16.7%, in 2012 compared to 2011; and a decrease of $9.6 million, or 34.0%, in 2011 compared to 2010. Corporate recognizes the income tax expense on the equity in earnings from our investment in affiliates. The 2012 and 2011 variances are directly correlated to income taxes on the equity in earnings of our affiliates held as investment in our operating segments.

Provision for Income Taxes

Provision for income taxes from continuing operations was $80.4 million, $67.2 million and $30.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our effective income tax rate was 47.9% for 2012, 75.0% for 2011 and 71.3% for 2010. In addition to our normal recurring rate impacting items, such as our state and foreign income taxes, uncertain tax positions, and return to provision items, we have non recurring rate impacting items. During the year ended December, 31, 2012, we recorded out of period adjustments primarily for periods prior to 2010. We also increased our valuation allowance on federal and state capital loss carryovers, state net operating loss carryovers, and foreign deferred tax assets and net operating loss carryovers principally as a result of valuation allowances provided on a foreign subsidiary. For the year ended December 31, 2011, we had a reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment and excess tax gain on the sale of CoreLogic India. For the year ended December 31, 2010, we had non-deductible transaction costs incurred in connection with the Separation and the taxes associated with the restructuring of our India subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents totaled $148.9 million and $259.3 million as of December 31, 2012 and 2011, respectively; a decrease of $110.4 million compared to 2011 and a decrease of $166.9 million compared to 2010.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations. At December 31, 2012, we held $34.1 million in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $22.1 million and $22.0 million at December 31, 2012 and 2011, respectively, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $363.1 million, $160.9 million and $206.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash provided by discontinued operating activities was approximately $0.8 million and $42.0 million for the years ended December 31, 2012 and 2010, respectively, and cash used in by discontinued operating activities was $10.7 million for the year ended December 31, 2011. The increase in cash provided by operating activities in 2012 compared to 2011 was primarily due to higher profitability levels in the current period, higher dividends received from investments in affiliates and timing of payments for accounts payable and accrued expenses. The decrease in cash provided by continuing operating activities in 2011 compared to 2010 was primarily due to lower profitability levels and declining dividends from our investments in affiliates experienced in 2011.

Investing Activities. Total cash used in investing activities consists primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $146.9 million, and $188.0 million for the years ended December 31, 2012 and 2011, respectively. Cash provided by investing activities was $61.2 million for the year ended 2010. Cash used in discontinued investing activities was approximately $4.1 million, $4.5 million, and $82.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash used in investing activities during 2012 was primarily related to investments in property and equipment and capitalized data of $52.6 million and $31.9 million, respectively, and the acquisition of CDS for $78.8 million in December, 2012; partially offset by net proceeds of $10.0 million from the sale of subsidiaries, proceeds of $8.0 million from the sale of our investment in Lone Wolf Real Estate Technologies and proceeds from the sale of property and equipment of $1.9 million.

Cash used in investing activities during 2011 was primarily related to greater acquisition activity in 2011 including the acquisition of Dorado Network Systems Corporation for $31.6 million in cash in March 2011, the investment in STARS for $20.0 million in cash in March 2011, $157.2 million used to acquire the remaining interest in RP Data in May 2011 and the acquisition of Tarasoft Corporation in September 2011 for $30.3 million. The use of cash was partially offset by proceeds from the sale of our investments of $74.6 million, primarily DealerTrack Holdings Inc., our sale of CoreLogic India for net proceeds of $28.1 million after working capital adjustments, and the sale of certain land and buildings located in Poway, California for $25.0 million. In addition, we invested cash for property and equipment and capitalized data of $45.2 million and $27.0 million, respectively. The 2011 increase in cash used in investing activities compared to 2010 was primarily due to proceeds from sale of discontinued operations of $265.0 million in 2010, which did not recur in 2011 and cash paid for 2011 acquisitions.

For the year ending December 31, 2013, the Company anticipates investing between $80 million and $90 million in capital expenditures for property and equipment, and capitalized data. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities. Total cash used in financing activities was approximately $332.4 million, $149.9 million and $311.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash used in discontinued financing activities was $0.1 million for the year ended December 31, 2012 and cash provided by discontinued financing activities was approximately $0.1 million, and $29.1 million for the years ended December 31, 2011 and 2010, respectively.

Net cash used in financing activities during 2012 was primarily comprised of repayment of long-term debt of $166.7 million and share repurchases of $226.6 million, partially offset by proceeds from issuance of stock related to stock options and employee benefit plans of $13.5 million and proceeds from issuance of long-term debt of $50.0 million to replace our A$50.0 million borrowed under the multicurrency revolving sub-facility.

For the year ended December 31, 2011, we repurchased $176.5 million of our common stock and purchased the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011. In May 2011, we issued $400.0 million aggregate principal amount of senior notes in a private placement and entered into a credit agreement which provides for a $350.0 million five-year term loan facility and a $550.0 million five-year revolving credit facility (which includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility). The credit agreement also provides for the ability to increase the term loan facility and revolving facility commitments provided that the total credit exposure thereunder does not exceed $1.4 billion in the aggregate. Proceeds from the aforementioned senior notes and credit agreement were partially used to repay interest-bearing acquisition notes, and to repay the previous revolving line of credit and term loan facility. Proceeds from these financing activities for the year ended December 31, 2011 were $858.2 million and repayments were $733.4 million for the year ended December 31, 2011. Net cash used in continuing financing activities was lower primarily due to lower purchases of redeemable noncontrolling interest of $313.8 million, partially offset by higher levels of share repurchases relative to 2010.

Financing and Financing Capacity

We had total debt outstanding of $792.4 million and $908.3 million as of December 31, 2012 and 2011, respectively. Our significant debt instruments are described below.

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

The Notes are redeemable by us, in whole or in part on or after June 1, 2016 at a price up to 103.63% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the applicable redemption date, subject to other limitations. We may also redeem up to 35.00% of the original aggregate principal amount of the Notes at any time prior to June 1, 2014 with the proceeds from certain equity offerings at a price equal to 107.25% of the aggregate principal amount of the Notes, together with accrued and unpaid interest, if any, to the applicable redemption date, subject to certain other limitations. We may also redeem some or all of the Notes before June 1, 2016 at a redemption price equal to 100.00% of the aggregate principal amount of the Notes, plus a "make-whole premium," plus accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of specific kinds of change of control events, holders of the Notes have the right to cause us to purchase some or all of the Notes at 101.00% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2012, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of December 31, 2011, A$50.0 million, or $51.0 million, was outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data . As of December 31, 2012, we replaced our A$50.0 million under the multicurrency revolving sub-facility through our domestic revolving sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. For the year ended December 31, 2012, we paid $61.3 million of outstanding indebtedness under the Term Facility of which $43.8 million was a prepayment. This prepayment was applied to the most current portion of the term loan amortization schedule. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain asset sales and recovery events, subject to certain reinvestment rights.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.25 to 1.00 (stepped down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further step down to 3.50 to 1.00 starting in the fourth quarter of 2013), (ii) a minimum interest coverage ratio of not less than 3.00 to 1.00, and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00 (stepped down to 3.00 to 1.00 in the fourth quarter of 2012).

The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries to, incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. At December 31, 2012, we had borrowing capacity under the revolving lines of credit of $500.0 million, and were in compliance with the financial and restrictive covenants of our Credit Agreement.

Debt Issuance Costs

In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we wrote-off $0.3 million of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2012. We amortize debt issuance costs to interest expense over the term of the Notes and Credit Agreement, as applicable.

Liquidity and Capital Strategy

We believe that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business such as a loss of customers, competitive pressures or other significant change in business environment.

The Company strives to pursue a balanced approach to capital allocation and will consider the repurchase of common shares and the retirement of outstanding debt, and will pursue strategic acquisitions on an opportunistic basis.

Availability of Additional Capital

Our access to additional capital fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our ability to satisfy the conditions contained in our debt instruments that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition, including a significant decrease in our profitability or cash flows or a material increase in our leverage, could adversely affect our ability to access these markets and/or increase our cost of borrowings.

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2012, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$41,583	$53,224	$31,577	$26,196	$152,580
Long-term debt (1)	102	84,676	256,250	452,645	793,673
Interest payments related to debt (2)	14,342	85,795	69,063	176,503	345,703
Service agreement (3)	62,012	122,087	93,525	—	277,624
Total (4)	$118,039	$345,782	$450,415	$655,344	$1,569,580

(1) Includes an acquisition-related note payable of $15.0 million, which is non-interest bearing and discounted to $8.8 million.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(3) Net minimum commitment with Cognizant.
(4) Excludes a net tax liability of $8.5 million related to uncertain tax positions and deferred compensation of $32.2 million due to uncertainty of payment period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. As of December 31, 2012, we had approximately $792.4 million in long-term debt outstanding, of which approximately $330.0 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $185.0 million of our floating rate debt from variable to fixed rate as of December 31, 2012. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.1 million change to interest expense for the year ended December 31, 2012.

We are also subject to equity price risk related to our equity securities portfolio. At December 31, 2012, we had equity securities with a cost and fair value of $22.2 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

We have one significant equity method investment. The summary results of our significant equity method investment are disclosed in Note 6 – Investment in Affiliates, Net.  The audited financials of our significant subsidiary are included as an exhibit to this Form 10-K.

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CoreLogic, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoreLogic, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 22, 2013

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

(in thousands, except par value)
Assets	2012	2011
Current assets:
Cash and cash equivalents	$148,858	$259,266
Marketable securities	22,168	20,884
Accounts receivable (less allowance for doubtful accounts of $21,643 and $17,365 in 2012 and 2011, respectively)	255,148	213,339
Prepaid expenses and other current assets	50,036	51,659
Income tax receivable	14,084	15,110
Deferred income tax assets, current	98,836	86,518
Due from FAFC, net	—	621
Assets of discontinued operations	794	55,516
Total current assets	589,924	702,913
Property and equipment, net	186,617	214,237
Goodwill, net	1,504,232	1,472,206
Other intangible assets, net	171,584	164,365
Capitalized data and database costs, net	322,289	304,006
Investment in affiliates, net	94,227	113,809
Restricted cash	22,117	22,044
Other assets	138,837	125,120
Total assets	$3,029,827	$3,118,700
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$157,190	$122,859
Accrued salaries and benefits	114,165	86,444
Deferred revenue, current	242,282	201,689
Current portion of long-term debt	102	62,268
Liabilities of discontinued operations	3,352	27,399
Total current liabilities	517,091	500,659
Long-term debt, net of current	792,324	846,027
Deferred revenue, net of current	309,418	338,799
Deferred income tax liabilities, long-term	71,361	27,012
Other liabilities	168,687	161,382
Total liabilities	1,858,881	1,873,879

Commitments and contingencies
Equity:
CoreLogic, Inc.'s (CoreLogic) stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 97,698 and 106,544 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	866,720	1,053,447
Retained earnings	318,094	209,389
Accumulated other comprehensive loss	(15,514)	(20,316)
Total CoreLogic stockholders' equity	1,169,301	1,242,521
Noncontrolling interests	1,645	2,300
Total equity	1,170,946	1,244,821
Total liabilities and equity	$3,029,827	$3,118,700

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)	2012	2011	2010
Operating revenue	$1,567,633	$1,338,547	$1,280,276
Cost of services (exclusive of depreciation and amortization below)	839,593	749,064	683,883
Selling, general and administrative expenses	372,066	385,252	387,829
Depreciation and amortization	133,714	115,546	94,881
Total operating expenses	1,345,373	1,249,862	1,166,593
Operating income	222,260	88,685	113,683
Interest expense:
Interest income	3,056	4,827	4,269
Interest expense	55,524	63,117	34,494
Total interest expense, net	(52,468)	(58,290)	(30,225)
(Loss)/gain on investments and other, net	(2,516)	60,005	(10,885)
Income from continuing operations before equity in earnings of affiliates and income taxes	167,276	90,400	72,573
Provision for income taxes	80,396	67,175	30,323
Income from continuing operations before equity in earnings of affiliates	86,880	23,225	42,250
Equity in earnings of affiliates, net of tax	35,983	30,270	41,641
Net income from continuing operations	122,863	53,495	83,891
Loss from discontinued operations, net of tax	(15,056)	(127,124)	(83,536)
Gain/(loss) from sale of discontinued operations, net of tax	3,841	—	(18,985)
Net income/(loss)	111,648	(73,629)	(18,630)
Less: Net (loss)/income attributable to noncontrolling interests	(645)	980	37,670
Net income/(loss) attributable to CoreLogic	$112,293	$(74,609)	$(56,300)
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$123,508	$52,515	$46,221
Loss from discontinued operations, net of tax	(15,056)	(127,124)	(83,536)
Gain/(loss) from sale of discontinued operations, net of tax	3,841	—	(18,985)
Net income/(loss) attributable to CoreLogic	$112,293	$(74,609)	$(56,300)
Basic income/(loss) per share:
Income from continuing operations, net of tax	$1.20	$0.48	$0.41
Loss from discontinued operations, net of tax	(0.15)	(1.16)	(0.75)
Gain/(loss) from sale of discontinued operations, net of tax	0.04	—	(0.17)
Net income/(loss) attributable to CoreLogic	$1.09	$(0.68)	$(0.51)
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$1.19	$0.48	$0.41
Loss from discontinued operations, net of tax	(0.14)	(1.16)	(0.74)
Gain/(loss) from sale of discontinued operations, net of tax	0.04	—	(0.17)
Net income/(loss) attributable to CoreLogic	$1.09	$(0.68)	$(0.50)
Weighted-average common shares outstanding:
Basic	102,913	109,122	111,529
Diluted	104,050	109,712	112,363

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)	2012	2011	2010
Net income/(loss)	$111,648	$(73,629)	$(18,630)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	742	(1,475)	2,086
Reclassification adjustments for gains on securities included in net income	—	(14,096)	—
Unrealized (loss)/gain on interest rate swap, net of tax	(905)	(5,847)	2,990
Reclassification adjustments for gains on terminated interest rate swap included in net income	—	(246)	—
Foreign currency translation adjustments	5,921	(12,612)	(547)
Supplemental benefit plans adjustments, net of tax	(956)	(1,983)	8,302
Total other comprehensive income/(loss)	4,802	(36,259)	12,831
Comprehensive income/(loss)	116,450	(109,888)	(5,799)
Less: Comprehensive/(loss) income attributable to the noncontrolling interests	(645)	980	37,653
Comprehensive income/(loss) attributable to CoreLogic	$117,095	$(110,868)	$(43,452)

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests (1)	Total
Balance at January 1, 2010	103,283	$1	$1,104,587	$2,204,921	$(167,798)	$14,962	$3,156,673
Net loss	—	—	—	(56,300)	—	(147)	(56,447)
Separation distribution of FAFC	—	—	—	(1,828,605)	163,612	(13,277)	(1,678,270)
Purchase of CoreLogic shares	(1,637)	—	(30,171)	—	—	—	(30,171)
Shares and capital issued to FAFC	12,933	—	—	—	—	—	—
Dividends on common shares	—	—	—	(22,657)	—	—	(22,657)
Shares issued in connection with share-based compensation	920	—	11,674	—	—	—	11,674
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,677)	—	—	—	(4,677)
Share-based compensation	—	—	19,260	—	—	—	19,260
Restricted stock unit dividend equivalents	—	—	323	(323)	—	—	—
Purchase of subsidiary shares from and other decreases in noncontrolling interests	—	—	(3,266)	—	—	(3,271)	(6,537)
Sale of subsidiary shares to and other increases in noncontrolling interests	—	—	—	—	—	2,363	2,363
Distributions to noncontrolling interests	—	—	—	—	—	(355)	(355)
Adjust redeemable noncontrolling interests to redemption value	—	—	11,273	—	—	—	11,273
Tax impact of buy-in of noncontrolling interest	—	—	120,803	—	—	—	120,803
Transfer of other comprehensive income to discontinued operations	—	—	—	—	(6,962)	—	(6,962)
Other comprehensive income	—	—	—	—	27,091	2,080	29,171
Balance at December 31, 2010	115,499	$1	$1,229,806	$297,036	$15,943	$2,355	$1,545,141
Net loss/(income)	—	—	—	(74,609)	—	490	(74,119)
Shares repurchased and retired	(9,516)	—	(176,512)	—	—	—	(176,512)
Shares issued in connection with share-based compensation	561	—	3,087	—	—	—	3,087
Tax withholdings related to net share settlements of restricted stock units			(2,023)				(2,023)
Share-based compensation	—	—	11,821	—	—	—	11,821
Distributions to noncontrolling interests	—	—	—	—	—	(545)	(545)
Adjust redeemable noncontrolling interests to redemption value	—	—	(3,800)	—	—	—	(3,800)
Income tax indemnification adjustment related to Separation distribution of FAFC	—	—	(8,932)	—	—	—	(8,932)
Additional Separation distribution of FAFC	—	—	—	(13,038)	—	—	(13,038)
Other comprehensive loss	—	—	—	—	(36,259)	—	(36,259)
Balance at December 31, 2011	106,544	$1	$1,053,447	$209,389	$(20,316)	$2,300	$1,244,821
Net income/(loss)	—	—	—	112,293	—	(645)	111,648
Shares repurchased and retired	(10,029)	—	(226,629)	—	—	—	(226,629)
Shares issued in connection with share-based compensation	1,183	—	13,497	—	—	—	13,497
Tax withholdings related to net share settlements of restricted stock units	—	—	(3,466)	—	—	—	(3,466)
Share-based compensation	—	—	20,939	—	—	—	20,939
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Additional Separation distribution of FAFC	—	—	8,932	(3,588)	—	—	5,344
Other comprehensive income	—	—	—	—	4,802	—	4,802
Balance at December 31, 2012	97,698	$1	$866,720	$318,094	$(15,514)	$1,645	$1,170,946
(1)    Excludes amounts related to mandatorily redeemable noncontrolling interests included in current liabilities of our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income/(loss)	$111,648	$(73,629)	$(18,630)
Less: Loss from discontinued operations, net of tax	(15,056)	(127,124)	(83,536)
Less: Gain/(loss) from sale of discontinued operations, net of tax	3,841	—	(18,985)
Income from continuing operations, net of tax	122,863	53,495	83,891
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	133,714	115,546	94,881
Provision for bad debts and claim losses	21,679	25,600	23,096
Share-based compensation	20,809	11,649	13,969
Tax benefit related to stock options	(947)	(363)	(3,423)
Equity in earnings of investee, net of taxes	(35,983)	(30,270)	(41,641)
Loss on sale of property	933	(8,061)	—
Loss on early extinguishment of debt	326	10,190	—
Deferred income tax	32,604	(16,203)	(6,149)
Loss/(gain) on investments and other, net	2,516	(60,005)	10,885
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,340)	(15,893)	(10,011)
Prepaid expenses and other assets	2,903	(17,540)	5,413
Accounts payable and accrued expenses	57,192	(15,810)	95
Deferred revenue	10,836	(19,273)	(22,543)
Due from FAFC	621	(18,718)	13,278
Income taxes	(15,707)	86,994	(55,766)
Dividends received from investments in affiliates	70,666	42,929	64,603
Other assets and other liabilities	(25,386)	27,325	(6,433)
Net cash provided by operating activities - continuing operations	362,299	171,592	164,145
Net cash provided by/(used in) operating activities - discontinued operations	820	(10,655)	42,049
Total cash provided by operating activities	$363,119	$160,937	$206,194
Cash flows from investing activities:
Purchases of property and equipment	$(52,600)	$(45,215)	$(52,610)
Purchases of capitalized data and other intangible assets	(31,880)	(27,009)	(24,814)
Cash paid for acquisitions, net of cash acquired	(78,354)	(214,215)	(9,228)
Cash received from sale of subsidiary, net, including discontinued operations	10,000	28,054	265,000
Purchases of investments	—	(26,898)	(27,284)
Proceeds from maturities of debt securities	—	—	371
Proceeds from sale of property and equipment	1,882	25,042	—
Proceeds from sale of investments	8,000	74,621	26,386
Issuance of notes receivable, net	—	—	(12,754)
Change in restricted cash	86	2,091	(21,095)
Net cash (used in)/provided by investing activities - continuing operations	(142,866)	(183,529)	143,972
Net cash used in investing activities - discontinued operations	(4,066)	(4,497)	(82,729)
Total cash (used in)/provided by investing activities	$(146,932)	$(188,026)	$61,243
Cash flows from financing activities:
Purchases of redeemable noncontrolling interests	$—	$(72,000)	$(385,847)
Proceeds from long-term debt	50,000	858,154	843,524
Debt issuance costs	—	(22,810)	(14,776)
Repayments of long-term debt	(166,715)	(733,407)	(713,643)
Shares repurchased and retired	(226,629)	(176,512)	(30,171)
Proceeds from issuance of stock related to stock options and employee benefit plans	13,497	3,087	11,674
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,466)	(2,023)	(4,677)
Distribution to noncontrolling interests	(10)	(4,835)	(27,800)
Cash dividends	—	—	(22,657)
Tax benefit related to stock options	947	363	3,423
Net cash used in financing activities - continuing operations	(332,376)	(149,983)	(340,950)
Net cash (used in)/provided by financing activities - discontinued operations	(71)	71	29,087
Total cash used in by financing activities	$(332,447)	$(149,912)	$(311,863)
Net decrease in cash and cash equivalents	(116,260)	(177,001)	(44,426)
Cash and cash equivalents at beginning of year	259,266	426,212	459,519
Less: Change in cash and cash equivalents of discontinued operations	(3,317)	(15,081)	(11,593)

Plus: Cash swept from/(to) discontinued operations	2,535	(5,026)	$(474)
Cash and cash equivalents at end of year	$148,858	$259,266	$426,212

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,828	$57,851	$37,631
Cash paid for income taxes	$71,283	$36,480	$58,008
Cash refunds from income taxes	$18,330	$50,157	$32,497
Non-cash investing and financing activities:
Distribution of FAFC to stockholders	$—	$—	$1,678,270
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$—	$(3,800)	$11,273
Tax impact of buy-in of noncontrolling interest	$—	$—	$120,803
Note payable issued for the acquisition of affiliates	$—	$12,700	$—
Promissory Note due to First American Financial Corporation	$—	$—	$19,900

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

Note 1 - Description of the Company

We are a leading property information, analytics and services provider in the United States and Australia. The markets we serve include real estate and mortgage finance, insurance, capital markets, transportation and government. Our clients rely on our data and predictive decision analytics to help identify and manage growth opportunities, improve performance and mitigate risk. We are also party to several joint ventures that provide products used in connection with loan originations, including title insurance, appraisal services and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statement of operations.

We were originally incorporated in California in 1894, and were reincorporated in Delaware on June 1, 2010 immediately following a transaction that spun off our financial services businesses, which we refer to as "the Separation" as more fully described below. Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”). In connection with the Separation, we changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries.

Separation Transaction

On June 1, 2010, we completed the Separation under which we spun off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC, to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses. See Note 19 - Transactions with FAFC for further discussion.

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

While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC. As a result of the Separation, the FAFC businesses are reflected in our consolidated financial statements as discontinued operations for the years ended December 31, 2012, 2011 and 2010. See Note 18 – Discontinued Operations for additional disclosures.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

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

Out-of-Period Adjustments

In the third quarter of 2012, we identified a tax adjustment of $4.1 million to increase income from discontinued operations in 2012 that originated in 2011 related to the shut-down of our marketing services business. We assessed the materiality of this error on our current and prior period financial statements in accordance with the SEC's Staff Accounting Bulletins (“SAB”) No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the current and prior annual or interim periods. The out-of-period adjustment was recorded in quarter ended September 30, 2012, and it impacted basic and diluted net income by $0.04 per share for the year ended December 31, 2012 and 2011. See further discussion in Note 18 - Discontinued Operations.

In the fourth quarter of 2012, we identified out-of-period tax adjustments that amounted to $5.6 million that increased our income taxes from continuing operations in 2012, of which $0.5 million relates to errors originating in 2011 and the remaining impacts were for errors originating in periods prior to 2010. We assessed the materiality of these errors on our current and prior period financial statements in accordance with the SEC's SAB No. 99 and SAB No. 108, and concluded the errors were not material to the results of operations or financial condition for the current and prior annual or interim period. The out-of-period adjustments were recorded in the quarter ended December 31, 2012, and reduced basic and diluted net income per share by $0.05 per share for the year then ended.

Further, we identified an adjustment of $7.3 million to correct deferred taxes acquired with Dorado Network Systems ("Dorado") and RP Data Limited ("RP Data") in March and May 2011, respectively. The adjustment reduced our goodwill by $7.2 million and $0.1 million within data and analytics and mortgage origination services, respectively, as of December 31, 2012. We assessed the materiality of this error on our current and prior period financial statements in accordance with the SEC's SAB No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the current and prior annual or interim period. The out-of-period adjustment did not impact our consolidated statement of operations for the year ended December 31, 2012.

Reclassifications and Revisions

Prior to the Separation, we operated primarily as a title insurance company regulated under Article 7 of Regulation S-X and were not subject to the requirements of Article 5 of Regulation S-X. Rule 5-03 of Regulation S-X requires Article 5 companies, such as us, to classify expenses in a functional manner. We have reclassified external cost of revenues, salaries and benefits and other operating expenses into cost of services and selling, general and administrative (“SG&A”) expenses, in our income statement within our annual report on Form 10-K for the years ended December 31, 2012, 2011 and 2010. The reclassification of these expenses on a functional basis was not material to the financial statements as a whole, as it had no impact on operating revenues, total operating expenses, operating income, net income or earnings per share previously reported. In addition, there was no impact on our balance sheets or statements of cash flows.

The consolidated balance sheet as of December 31, 2011 has been revised to correct the classification of $46.9 million in deferred income tax assets as current assets with a corresponding reduction of $38.3 million, in long-term and deferred income tax assets and a corresponding increase of $8.6 million, in total assets and a $8.6 million increase in long-term to deferred income tax and total liabilities to align with the classification of deferred revenue. Further, we have revised our prior years consolidated statement of cash flows to reflect “Purchases of redeemable noncontrolling interests" as a financing activity rather than an investing activity. The revision resulted in an increase in cash flows from investing activities in 2011 and 2010 of $72.0 million and $385.8 million, respectively, with corresponding decreases in cash flows from financing activities for 2011 and 2010 for the same amounts. We have also corrected the condensed consolidating balance sheet and statement of cash flows included in Note 21 - Guarantor Subsidiaries for the above noted revisions. Also, the 2011 and 2010 condensed consolidating balance sheets and statements of operations included in Note 21 - Guarantor Subsidiaries has been revised to present net intercompany transactions within the parent, guarantor and non-guarantor subsidiaries. In addition, the 2011 and 2010

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

condensed consolidating financial information in Note 21 - Guarantor Subsidiaries has been revised to correct the presentation of deferred income tax assets and liabilities, intercompany receivables and payables, intercompany revenues and expenses and non-controlling interests. See further discussion in Note 21 - Guarantor Subsidiaries. We assessed the materiality of these errors on our current and prior period financial statements in accordance with the SEC's SAB No. 99 and SAB No. 108, and concluded the errors were not material to the results of operations, cash flows or financial condition for the current and prior annual or interim period.

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

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Management believes that the balances for allowance for doubtful accounts at December 31, 2012 and 2011 are reasonably stated.

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
For the Years Ended December 31, 2012, 2011 and 2010

Database development costs represent our cost to develop the proprietary databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use. These costs are amortized using the straight-line method over estimated useful lives of 7 to 20 years.

The carrying value for the flood data zone certification is $52.9 million as of December 31, 2012 and 2011. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.See further discussion in Note 5 – Capitalized Data and Database Development Costs, Net.

Restricted Cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit secured by the Company. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. We generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other identifiable intangible assets and related amortization expense.

Goodwill

We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances have occurred that potentially indicate the carrying amounts of these assets may not be recoverable. In assessing the overall carrying value of our goodwill and other intangibles, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then management’s impairment testing process may include two additional steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analysis contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

These tests utilize a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. See further discussion in Note 7 – Goodwill.

Other Intangible Assets

Our intangible assets consist of covenants not to compete, customer lists, and trade names. Each of these intangible assets is amortized on a straight-line basis over its useful life ranging from 2 to 20 years and is subject to impairment tests on a periodic basis.

Long-Lived Assets

Long-lived assets held and used include investment in affiliates, property and equipment, capitalized software, and other intangible assets. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used, at the asset group level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the impairment loss recorded is the excess of the carrying amount of the asset over its fair value.

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

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, flood database licenses, Realtor solutions, and lending solutions. For certain of our products or services, customers may also pay us upfront set-up fees, which we defer and recognize into revenue over the longer of the contractual term or expected customer relationship period.

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a customer tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

determine if there have been changes in contract lives, deferred on-boarding costs, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

Cost of Services

Cost of services represents direct costs incurred in the creation and delivery of our products and services. Cost of services consists primarily of data acquisition and royalty fees; customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed by employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, direct and indirect selling costs, restructuring costs, corporate costs, fees for professional and consulting services, advertising costs, uncollectible accounts and other costs of administration such as marketing, human resources, finance and administrative roles.

Income Taxes

We account for income taxes under the asset and liability method, whereby we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as expected benefits of utilizing net operating loss and credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

We recognize the effect of income tax positions only if sustaining those positions is more likely than not. We reflect changes in recognition or measurement of uncertain tax positions in the period in which a change in judgment occurs. We recognize interest and penalties, if any, related to uncertain tax positions within income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

We evaluate the need to establish a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. We establish a valuation allowance to reduce deferred tax assets to the extent we believe it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

Comprehensive Income/(loss)

Comprehensive income/(loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive income/(loss) .

Share-based Compensation

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

Currently, our primary means of providing stock-based compensation is granting restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”) and stock options. The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. Shares granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record stock-based compensation expense. All other awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record stock-based compensation expense.

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each quarter. We recognize an expense in the amount equal to the discount. The 2001 employee stock purchase plan expired in September 2011. Our 2012 employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012.

See Note 14 –Share-based Compensation Plans for additional information related to stock options and restricted stock units.

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

Earnings/(loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income (loss) available to our stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs and PBRSUs were vested. The dilutive effect of stock options and unvested RSUs and PBRSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs and PBRSUs would be used to purchase shares of common stock at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that we receive upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. We calculate the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under stock-based compensation standards.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. These deposits totaled $228.9 million and $593.9 million at December 31, 2012 and 2011, respectively. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days, and we invest the funds in highly-rated, liquid investments, such as bank deposit products or AAA-rated money market funds. We earn interest income from these investments and bear the risk of any losses. However, we have not historically incurred any investment losses and do not anticipate incurring any future investment losses. As a result, we do not maintain any reserves for losses in value of these investments.

Under our contracts with our customers, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our customers for all or part of the financial loss they suffer as a result of our act or

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

omission. We maintained reserves relating to incorrect disposition of assets of $19.4 million and $16.0 million as of December 31, 2012 and 2011, respectively.

These deposits generally remain in the accounts for a period of two to five business days, and we invest the funds in highly-rated, liquid investments, such as bank deposit products or AAA-rated money market funds. We earn interest income from these investments and bear the risk of any losses. However, we have not historically incurred any investment losses and do not anticipate incurring any future investment losses. As a result, we do not maintain any reserves for losses in value of these investments.

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

In December 2011 and January 2013, the FASB issued updated guidance related to the presentation of offsetting/(netting) assets and liabilities in the financial statements. The guidance requires the disclosure of both gross information and net information on instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Note 3 - Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $22.2 million and $20.9 million as of December 31, 2012 and 2011. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

gains or losses classified as a component of accumulated other comprehensive income. Sales of marketable securities resulted in a realized gain of $0.0 million, $24.9 million and $0.3 million in for the years ended December 31, 2012, 2011 and 2010, respectively.

In January 2011, we sold our equity investment in DealerTrack Holdings, Inc., which was classified as available for sale with a carrying value of $51.3 million and a gross unrealized gain in other comprehensive income of $24.2 million, or $14.1 million net of tax, at December 31, 2010 for gross proceeds of $51.9 million and a realized pre-tax gain of $24.9 million.

Note 4 - Property and Equipment, Net

Property and equipment, net as of December 31, 2012 and 2011 consists of the following:

(in thousands)	2012	2011
Land	$4,000	$13,204
Buildings	10,780	13,396
Furniture and equipment	89,870	104,081
Capitalized software	470,469	449,990
Leasehold improvements	47,879	42,873
	622,998	623,544
Less accumulated depreciation	(436,381)	(409,307)
Property and equipment, net	$186,617	$214,237

Depreciation expense for property and equipment was approximately $77.3 million, $63.7 million and $54.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We have reclassified $3.0 million of property and equipment, net, to assets of discontinued operations as of December 31, 2011. Further, we recognized $8.1 million of gain on sale of property and equipment for the year ended December 31, 2011. See Note 13 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 - Capitalized Data and Database Development Costs, Net

Database development costs for the years ended December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Property data	$417,565	$373,333
Flood data	52,916	52,916
Eviction data	15,588	18,267
	486,069	444,516
Less accumulated amortization	(163,780)	(140,510)
Capitalized data and database costs, net	$322,289	$304,006

Amortization expense relating to capitalized data and database development costs was approximately $27.3 million, $23.2 million and $17.7 million for the years ended December 31, 2012, 2011 and 2010 , respectively.

Note 6 - Investment in Affiliates, Net

Investment in affiliates, net is accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. The investment is carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since acquisition. We record equity in earnings of affiliates, net of tax. Income tax expense of $22.1 million, $19.2 million and $27.7 million was recorded on those earnings for the years ended December 31, 2012, 2011 and 2010, respectively. Dividends from equity method investments were $70.7 million, $42.9 million and $64.6 million for the years ended December 31, 2012, 2011 and 2010 , respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

One of our subsidiaries owns a 50.1% interest in a joint venture that provides products and services used in connection with loan originations. This investment in an affiliate contributed 73.3%, 86.5% and 90.2% of our total equity in earnings of affiliates, net of tax, for the years ended December 31, 2012, 2011 and 2010 , respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, or a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

(in thousands)	2012	2011
Balance sheets
Total assets	$64,960	$78,104
Total liabilities	$47,538	$47,164

(in thousands)	2012	2011	2010
Statements of operations
Total revenues	$465,227	$391,500	$472,646
Expenses and other	377,455	304,444	347,652
Net income attributable to RELS LLC	$87,772	$87,056	$124,994
CLGX equity in earnings of affiliate	$43,974	$43,615	$62,622

In August 2012, we completed the disposition of our remaining 29.8% interest in Lone Wolf Real Estate Technologies, Inc. for $8.0 million. The disposition resulted in a gain of $2.2 million, net for the year ended December 31, 2012. This gain is included in (loss)/gain on investments and other, net in the accompanying consolidated statements of operations.

In July 2012, we completed our acquisition of RELS Credit, for $3.0 million. We recorded $1.5 million as dividends received from investments in affiliates related to the aforementioned transaction. RELS Credit is included as a component of the mortgage origination services segment. We previously held a 50.1% equity method investment in this entity and as a result of the purchase price paid, we recognized a loss of $1.2 million on our existing investment which is included in gain on investments and other, net in the accompanying consolidated statement of operations for the year ended December 31, 2012. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $3.1 million of customer lists with an estimated average life of 3.0 years. The business combination did not have a material impact on our consolidated financial statements.

In March 2011, we acquired a 50.1% interest in Speedy Title & Appraisal Review Services LLC ("STARS") for $35.0 million, consisting of an initial cash payment of $20.0 million and a note of $15.0 million payable in three installments of $5.0 million, which is non-interest bearing and was discounted to $8.8 million as of December 31, 2012. See Note 9 - Long-Term Debt. We have recorded $30.8 million of basis difference between the purchase price and our interest in the net assets of STARS, which is comprised of an indefinite-lived component of $9.7 million and a finite-lived component of $21.1 million with an estimated weighted average life of 9.3 years. The basis difference is classified as part of the investment in affiliates. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in STARS; thus we account for our investment in STARS under the equity method of accounting.

In March and May 2011, we completed our acquisitions of the remaining interest in Dorado and RP Data Limited, respectively. For Dorado, a loss of $14.5 million was previously recognized in the fourth quarter of 2010 and there was no further gain or loss on the acquisition of the controlling interest in 2011. For RP Data, we recorded an investment gain of approximately $58.9 million during the second quarter of 2011. Prior to our acquisition of these controlling interests, we accounted for our investments in Dorado and RP Data using the equity method. See Note 17 - Acquisitions for more information.

See Note 13 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net measured at fair value on a nonrecurring basis.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

Note 7 - Goodwill

A reconciliation of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2012 and 2011 is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Asset Management and Processing Solutions	Consolidated
Balance at January 1, 2011				—
Goodwill	$484,907	$663,097	$149,409	$1,297,413
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	484,307	656,172	149,409	1,289,888
Acquisitions	172,419	19,664	—	192,083
Translation adjustments	(7,678)	—		(7,678)
Other		(2,087)	—	(2,087)
Balance at December 31, 2011
Goodwill, net	649,048	673,749	149,409	1,472,206
Acquisitions	33,875	—	—	33,875
Translation adjustments	3,805	—	—	3,805
Spatial reclassification	28,401	(28,401)	—	—
Post acquisition adjustments	(7,152)	(114)	—	(7,266)
Other	—	1,612	—	1,612
Balance at December 31, 2012
Goodwill, net	$707,977	$646,846	$149,409	$1,504,232

For the year ended December 31, 2012, we recorded $33.9 million of goodwill in connection with our acquisition of CDS Business Mapping (“CDS”). For the year ended December 31, 2011, we recorded $19.7 million of goodwill in connection with our acquisition of the remaining interest in Dorado in March 2011, $154.5 million of goodwill in connection with our acquisition of the remaining interest in RP Data in May 2011 and $17.9 million in connection with our acquisition of Tarasoft Corporation (“Tarasoft”) in September 2011. See Note 17 – Acquisitions for additional disclosures. We have reclassified $17.3 million of goodwill, net, to assets of discontinued operations as of December 31, 2011. Further, we identified an adjustment of $7.3 million to correct deferred taxes acquired with Dorado and RP Data. The adjustment reduced our goodwill by $7.2 million and $0.1 million within data and analytics and mortgage origination services, respectively, for the year ended December 31, 2012. See Note 2 - Significant Accounting Policies for additional disclosures.

In connection with our acquisition of CDS, we separated our spatial solutions business line from our mortgage origination services segment and consolidated it with CDS, effectively creating the geospatial solutions business unit within the data and analytics segment. As a result, we revised our reporting for segment disclosure purposes, see Note 20 - Segment Financial Information, and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a fourth quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of December 31, 2012. As of December 31, 2012, our reporting units for goodwill purposes are data and analytics, mortgage origination services and asset management and processing solutions.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our mortgage origination services reporting unit and geospatial solutions business unit in our testing were: (a) expected cash flow for the period from 2013 to 2018; and (b) a discount rate ranging from 11.0% to 15.0%, which was based on management's best estimate of the after-tax weighted average cost of capital.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

Our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. We performed a qualitative analysis on our reporting units and examined relevant events and circumstances such as: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations. We also considered the reassignment analysis of geospatial solutions' goodwill to each reporting unit impacted using the relative fair value approach. Based on the qualitative analysis performed, we determined that it is more likely than not that goodwill attributable to our reporting units is not impaired as of December 31, 2012. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Note 8 - Other Identifiable Intangible Assets

Other identifiable intangible assets as of December 31, 2012 and 2011 consist of the following:

	2012			2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$286,164	$(137,782)	$148,382	$276,112	$(132,109)	$144,003
Non-compete agreements	9,264	(5,438)	3,826	7,898	(6,231)	1,667
Trade names and licenses	27,853	(8,477)	19,376	24,402	(5,707)	18,695
	$323,281	$(151,697)	$171,584	$308,412	$(144,047)	$164,365

Amortization expense for other identifiable intangible assets was $28.8 million, $28.3 million and $19.7 million for the years ended December 31, 2012, 2011 and 2010 , respectively. We have reclassified $2.6 million of other intangible assets, net, to assets of discontinued operations as of December 31, 2011. See Note 13 - Fair Value of Financial Instruments for further discussion on other identifiable intangible assets measured at fair value on a nonrecurring basis.

Estimated amortization expense for other identifiable intangible assets anticipated for the next five years is as follows:

(in thousands)
2013	$28,574
2014	21,440
2015	19,518
2016	17,995
2017	17,294
Thereafter	66,763
$171,584

Note 9 - Long-Term Debt

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)	2012	2011
Acquisition-related notes:
Non-interest bearing acquisition note due in $5.0 million installments March 2014 and 2016	$8,753	$13,209
Notes:
7.25% senior notes due June 2021	393,000	400,000
5.7% senior debentures due August 2014	825	1,175
7.55% senior debentures due April 2028	59,645	59,645
8.5% deferrable interest subordinated notes	—	34,768
Bank debt:
Revolving line of credit borrowings due March 2016, weighted average interest rate of 1.9% for 2012 and 6.8% for 2011	50,000	51,045
Term loan facility borrowings through March 2016, weighted average interest rate of 4.0%	280,000	341,250
Other debt:
Various interest rates with maturities through 2014	203	7,203
Total long-term debt	792,426	908,295
Less current portion of long-term debt	102	62,268
Long-term debt, net of current portion	$792,324	$846,027

Senior Notes

On May 20, 2011, CoreLogic, Inc. issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees are full and unconditional, as well as joint and several. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. For the year ended December 31, 2012, we repurchased $7.0 million of the Notes. As of December 31, 2012, we were in compliance with all of our covenants under the indenture.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2012, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. As of December 31, 2011, A$50.0 million, or $51.0 million, was outstanding under the multicurrency revolving sub-facility related to our acquisition of RP Data. As of December 31, 2012, we replaced our A$50.0 million under the multicurrency revolving sub-facility through our domestic revolving sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. For the year ended December 31, 2012, we paid $61.3 million of outstanding indebtedness under the Term Facility of which $43.8 million was a prepayment. This prepayment was applied to the most current portion of the term loan amortization schedule. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain assets sales and recovery events, subject to certain reinvestment rights.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.25 to 1.00 (stepped down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further step down to 3.50 to 1.00 starting in the fourth quarter of 2013), (ii) a minimum interest coverage ratio of note less than 3.00 to 1.00, and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00 (stepped down to 3.00 to 1.00 in the fourth quarter of 2012).

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our earnings decrease significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. At December 31, 2012, we had borrowing capacity under the revolving lines of credit of $500.0 million, and were in compliance with the financial and restrictive covenants of our loan agreements. As of December 31, 2012 and 2011, we have recorded $4.1 million and $4.4 million, respectively, of accrued interest expense.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture called STARS as described in Note 6 - Investments in Affiliates, Net. Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration payable in three equal installments of $5.0 million. The remaining note payable is for $10.0 million and is non-interest bearing and was discounted to $8.8 million as of December 31, 2012.

Debt Issuance Costs

For the year ended December 31, 2012, debt prepayments resulted in $0.3 million of incremental interest expense in the accompanying consolidated statements of income due to the write-off of unamortized debt issuance costs. In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we wrote-off $10.2 million of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense in the accompanying consolidated statements of income for the year ended December 31, 2011. In addition, we capitalized $0.0 million of debt issuance costs relating to the issuance of the Notes and Credit Agreement, included in other assets in the accompanying balance sheet as of December 31, 2011, and will amortize these costs to interest expense over the term of the Notes and Credit Agreement, as applicable.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) that have a termination date of May 2016. The Swaps are for an initial balance of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. Previous swaps entered into in October 2010 of $348.3 million were terminated with a realized gain of $0.4 million for the year ended December 31, 2011 upon full repayment of the underlying debt.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $6.5 million at December 31, 2012 and a liability of $5.1 million at December 31, 2011, which is included in the accompanying consolidated balance sheets as a component of other liabilities.

For the years ended December 31, 2012 and 2011, unrealized loss of $0.9 million (net of $0.6 million in deferred taxes) and unrealized gain of $5.8 million (net of $3.7 million in deferred taxes), respectively, were recognized in other comprehensive loss related to these Swaps.

The aggregate annual maturities for long-term debt are as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)
Year ending December 31,
2013	$102
2014	32,176
2015	52,500
2016	256,250
2017	—
Thereafter	452,645
Total (1)	$793,673

(1)	Includes the acquisition related remaining note payable of $10.0 million, which is non-interest and discounted to $8.8 million as of December 31, 2012.

Note 10 - Income Taxes

Income before income taxes from continuing operations is as follows for years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
United States	169,996	56,928	91,168	49,180	29,702	69,383
Foreign	(2,075)	1,153	(1,748)	315	12,812	—
Total	167,921	58,081	89,420	49,495	42,514	69,383

For the year ended December 31, 2010 income on continuing operations attributable to Corelogic includes income of certain incorporated noncontrolling interests.

Provision for Income Taxes

The provision/(benefit) for taxes consists of the following for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012		2011		2010
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Current:
Federal	$39,683	$18,929	$50,105	$16,180	$11,297	$22,422
State	7,823	2,846	9,464	2,951	14,431	5,320
Foreign	(3,358)	323	13,670	94	634	—
	44,148	22,098	73,239	19,225	26,362	27,742
Deferred:
Federal	24,111	—	(1,799)	—	11,446	—
State	2,442	—	(267)	—	(4,576)	—
Foreign	9,695	—	(3,998)	—	(2,909)	—
	36,248	—	(6,064)	—	3,961	—
Total Income Tax Provision/(Benefit)	$80,396	$22,098	$67,175	$19,225	$30,323	$27,742

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations to our effective income tax rate is as follows for years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012		2011		2010
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.3%	3.2%	6.7%	3.9%	15.1%	5.0%
Foreign taxes (less than) in excess of federal rate	3.7%	(0.1)%	(0.5)%	—%	(2.6)%	—%
Non-deductible expenses, including Separation-related	0.2%	—%	0.7%	—%	15.1%	—%
Gain on disposition of subsidiary	—%	—%	12.7%	—%	—%	—%
Change from investee to subsidiary	—%	—%	13.7%	—%	—%	—%
Change in uncertain tax positions	0.1%	—%	5.1%	—%	3.2%	—%
Other items, net	3.6%	—%	1.6%	—%	5.5%	—%
Effective Income Tax Rate	47.9%	38.1%	75.0%	38.9%	71.3%	40.0%

Included in our 2012 other items was a one time charge of approximately $5.6 million related to out of period adjustments primarily for periods prior to 2010 as described in Note 2 - Significant Accounting Policies.

As of December 31, 2012, we had an estimated $9.2 million of undistributed earnings from foreign subsidiaries that are intended to be indefinitely reinvested in foreign operations. No incremental United States tax has been provided for these earnings. If in the future these earnings are repatriated to the U.S., or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with those earnings because of the variability of multiple factors that would need to be assessed at the time of assumed repatriation; however foreign tax credits may be available to reduce federal income taxes in the event of distribution.

Deferred Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)	2012	2011
Deferred tax assets:
Federal net operating loss capital loss and credit carryforwards	$45,259	$65,168
Deferred revenue	114,770	137,688
Bad debt reserves	8,483	7,119
Employee benefits	47,479	43,684
Accrued expenses and loss reserves	35,303	29,384
Other	9,877	2,519
Less: valuation allowance	(30,955)	(29,389)
	230,216	256,173
Deferred tax liabilities:
Depreciable and amortizable assets	182,283	186,260
Investment in affiliates	20,457	10,407
	202,740	196,667
Net deferred tax asset/(liability)	$27,476	$59,506

As of December 31, 2012 , we had available federal, state and foreign net operating losses ("NOL") of $63.2 million, $108.6 million and $25.2 million, respectively. The federal NOLs begin to expire in 2017 and the state NOLs begin to expire in 2013. Of the foreign NOLs, $13.0 million have an indefinite expiration and the remainder begin to expire in 2014. As of December 31, 2012 we had available federal capital losses of $25.8 million expiring in 2017. As of December 31, 2012 we had available state capital losses of $111.2 million expiring at various times beginning in 2015. Our change in cumulative net operating loss and credit carryforwards was primarily due to reduction of federal and state net operating losses governed by the change of ownership provisions of the Tax Reform Act of 1986 limiting utilization of a portion of our domestic NOL and tax credit carryforwards in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. Our change in federal and state capital losses was due to the sale of ADR for which a full valuation allowance was recorded.

As of December 31, 2012 and 2011, we had valuation allowances of approximately $31.0 million and $29.4 million against certain U.S. and foreign deferred tax assets, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The valuation allowance increased by $13.1 million related to capital and net operating losses that are expected to expire unutilized, and amounts necessary for the portion of foreign deferred tax assets which we believe it is more likely than not that future taxable income will not be sufficient to realize. The valuation allowance decreased by $11.6 million to reflect reduction of related acquired net operating loss and credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for years ended December 31, 2012 and 2011 is as follows:

(In thousands)	2012	2011
Unrecognized Tax Benefits - Opening Balance	$19,302	$22,590
Gross Increases - tax positions in prior period	33,787	19
Gross decreases - tax positions in prior period	(21)	(8,899)
Gross increases - current-period tax positions	—	5,727
Settlements with taxing authorities	(163)	—
Expiration of the statute of limitations for the assessment of taxes	(251)	(135)
Unrecognized Tax Benefits - Ending Balance	$52,654	$19,302

Included in the December 31, 2012 and 2011 balances are $8.5 million and $8.9 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining $44.1 million and $10.4 million respectively would be offset against FAFC receivable See Note 19 - Transactions with FAFC for further discussion.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, we had $7.7 million and $5.5 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the consolidated balance sheets. For the years ended December 31, 2012 and 2011, we recognized approximately $0.6 million and $1.2 million in interest and penalties, respectively, in the consolidated statements of income. Our material tax jurisdiction is the United States. With a few minor exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years prior to December 31, 2006. Our income tax returns in several jurisdictions are being examined by various tax authorities.  Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result from these examinations.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months. We estimate that decreases in unrecognized tax benefits within the next 12 months will total approximately $0.6 million.

Note 11 - Earnings/(Loss) Per Share

The following is a reconciliation of net income/(loss) per share attributable to CoreLogic, using the treasury-stock method:

(in thousands, except per share amounts)	2012	2011	2010
Numerator for basic and diluted net income/(loss) per share:
Income from continuing operations, net of tax	$123,508	$52,515	$46,221
Loss from discontinued operations, net of tax	(15,056)	(127,124)	(83,536)
Gain/(loss) from sale of discontinued operations, net of tax	3,841	—	(18,985)
Net income/(loss) attributable to CoreLogic	$112,293	$(74,609)	$(56,300)
Denominator:
Weighted-average shares for basic income/(loss) per share	102,913	109,122	111,529
Dilutive effect of stock options and restricted stock units	1,137	590	834
Weighted-average shares for diluted income/(loss) per share	104,050	109,712	112,363
Income/(loss) per share
Basic:
Income from continuing operations, net of tax	$1.20	$0.48	$0.41
Loss from discontinued operations, net of tax	(0.15)	(1.16)	(0.75)
Gain/(loss) from sale of discontinued operations, net of tax	0.04	—	(0.17)
Net income/(loss) attributable to CoreLogic	$1.09	$(0.68)	$(0.51)
Diluted:
Income from continuing operations, net of tax	$1.19	$0.48	$0.41
Loss from discontinued operations, net of tax	(0.14)	(1.16)	(0.74)
Gain/(loss) from sale of discontinued operations, net of tax	0.04	—	(0.17)
Net income/(loss) attributable to CoreLogic	$1.09	$(0.68)	$(0.50)

For the years ended December 31, 2012, 2011 and 2010, stock options and RSUs of 2.6 million, 5.5 million and 4.1 million, respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

Note 12 - Employee Benefit Plans

We currently offer a variety of employee benefit plans, including a 401(k) savings plan and non-qualified plans, including unfunded supplemental management and executive benefit plans (collectively, the “SERPs”) which were frozen effective December 31, 2010, a frozen pension restoration plan (“Restoration”), and a deferred compensation plan.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

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

FAC’s defined benefit pension plan was a noncontributory, qualified, defined benefit plan with benefits based on the employee’s years of service. The policy was to fund all accrued pension costs. Contributions were intended to provide not only for benefits attributable to past service, but also for those benefits expected to be earned in the future. The sponsorship for this plan was transferred to FAFC as part of the Separation. As part of the Separation, we provided FAFC with a promissory note in the principal amount of $19.9 million. The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that are or were our employees. The note was paid in full as of September 2011.
As part of our acquisition of CDS in December 2012, we recorded a liability related to the pension obligation and an asset related to the fair value of plan assets. The CDS plan shall be terminated, subject to approval by the Internal Revenue Service and Pension Benefit Guaranty Corporation, effective December 31, 2012. Refer below for details of the amounts recorded. In addition refer to Note 17 - Acquisitions, for further details of the CDS acquisition.

The liability associated with FAFC’s participants in the FAC non-qualified, unfunded supplemental benefit plan, 401(k) savings plan and deferred compensation plan was transferred to FAFC as part of the Separation.

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the SERPs and Restoration plan as of December 31, 2012 and 2011:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of period	$30,659	$26,954
Addition of CDS Mapping	1,044	—
Service costs	932	565
Interest costs	1,386	1,434
Actuarial losses	1,647	3,058
Benefits paid	(1,566)	(1,352)
Projected benefit obligation at end of period	34,102	30,659

Change in plan assets:
Addition of CDS Mapping	$654	$—
Actual return on plan assets	59	—
Company contributions	2,285	1,352
Benefits paid	(1,566)	(1,352)
Plan assets at fair value at end of the period	1,432	—
Reconciliation of funded status:
Unfunded status of the plans	$(32,670)	$(30,659)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(32,678)	$(30,659)
Pension plan asset	$8	$—
	$(32,670)	$(30,659)
Amounts recognized in accumulated other comprehensive income/(loss):
Unrecognized net actuarial loss	$15,998	$15,565
Unrecognized prior service credit	(9,064)	(10,209)
	$6,934	$5,356

The net periodic pension cost for the years ended December 31, 2012, 2011 and 2010, for the FAC defined benefit pension plan, SERPs, Restoration plan and CDS Mapping cash balance plan includes the following components:

(in thousands)	2012	2011	2010
Expenses:
Service costs	$932	$565	$2,743
Interest costs	1,386	1,435	7,300
Expected return on plan assets	(41)	—	—
Amortization of net loss	80	(76)	3,680
Net periodic benefit cost	$2,357	$1,924	$13,723

Included in these expenses are $8.9 million for the year ended December 31, 2010 related to FAFC employees.

Weighted-average discount rate used to determine costs for the plans were as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
SERP Plans	4.52%	5.50%	5.81%
Restoration Plan	4.57%	5.33%	5.81%
CDS Mapping	4.00%	N/A	N/A

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2012	2011	2010
SERP Plans
Discount rate	3.89%	4.52%	5.50%
Salary increase rate	N/A	N/A	N/A
Restoration Plan
Discount rate	4.02%	4.57%	5.53%
CDS Mapping
Discount rate	4.00%	N/A	N/A
Salary increase rate	N/A	N/A	N/A

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined SERPs as of December 31, 2012 and 2011:

(in thousands)	2012	2011	2010
Projected benefit obligation	$34,102	$30,660	$26,954
Accumulated benefit obligation	$34,102	$30,660	$26,954
Plan assets at fair value at end of year	$—	$—	$—

The following benefit payments for all plans, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2013	$3,399
2014	1,900
2015	1,882
2016	1,336
2017	1,316
2018-2021	6,881
$16,714

In February 2010, the name of the First Advantage Corporation 401(k) Plan was changed to the First American Information Solutions Company 401(k) Plan. All employees of the FAC information solutions companies who participated in The First American Corporation 401(k) Saving Plan (the “FAC Plan”) and their related assets were transferred into the First American Information Solutions Company 401(k) Plan on February 23, 2010 as part of the transaction. In June 2010, the name of the First American Information Solutions Company 401(k) Plan was changed to the CoreLogic, Inc. 401(k) Savings Plan (the “Savings Plan”).

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. There were no contributions or expense for the years ended December 31, 2012 and 2011 related to the Savings Plan as a result of the determination that we did not meet the requirement for a profit driven 401(k) match. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 1,069,517 and 1,236,874 shares of our common stock, representing 1.2% and 1.2% of the total shares outstanding at December 31, 2012 and 2011, respectively.

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

The value of the assets underlying our deferred compensation plan was $29.6 million and $28.4 million as of December 31, 2012 and 2011, respectively, and is included in other assets in the consolidated balance sheets. The unfunded liability for our deferred compensation plan was $32.2 million and $30.1 million as of December 31, 2012 and 2011, respectively, and is included in other liabilities in the consolidated balance sheets.

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

Restricted cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit secured by the Company. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

Marketable securities

Equity and debt securities are classified as available-for-sale securities and are valued using quoted prices in active markets.

Long-term debt

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

The fair value of long-term debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Interest rate swap agreements and foreign currency purchase agreements

The fair value of the interest rate swap agreements and forward currency purchase agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of December 31, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$148,858	$—	$—	$148,858
Restricted cash	—	22,117	—	22,117
Equity securities	22,168	—	—	22,168
Total Financial Assets	$171,026	$22,117	$—	$193,143

Financial Liabilities:
Total debt	—	899,258	—	899,258
Total Financial Liabilities	$—	$899,258	$—	$899,258

Derivatives:
Asset for interest rate swap agreements	$—	$6,486	$—	$6,486

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

The fair values of our financial instruments as of December 31, 2011 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$259,266	$—	$—	$259,266
Restricted cash	—	22,044	—	22,044
Equity securities	20,884	—	—	20,884
Total Financial Assets	$280,150	$22,044	$—	$302,194

Financial Liabilities:
Total debt	—	828,990	—	828,990
Total Financial Liabilities	$—	$828,990	$—	$828,990

Derivatives:
Liability for interest rate swap agreements	$—	$5,078	$—	$5,078

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2012:

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$794	$794	$—	$—	$16,168
Property and equipment, net	—	—	—	—	21,047
Other intangible assets, net	—	—	—	—	1,425
Investment in affiliates, net	—	—	—	—	1,246
	$794	$794	$—	$—	$39,886

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2011:

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$55,516	$35,603	$—	$19,913	$166,588
Property and equipment, net	—	—	—	—	5,706
Other intangible assets, net	—	—	—	—	3,643
Investment in affiliates, net	7,786	—	—	7,786	30,722
	$63,302	$35,603	$—	$27,699	$206,659

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2010:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$270,293	$92,350	$—	$177,943	$176,768
Property and equipment, net	—	—	—	—	926
Other intangible assets, net	—	—	—	—	412
Investment in affiliates, net	18,383	—	—	18,383	16,301
	$288,676	$92,350	$—	$196,326	$194,407

We recorded non-cash impairment charges of $16.2 million, $166.6 million and $176.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, in our assets of discontinued operations primarily due to the disposition or wind down of our discontinued operations. See Note 18 - Discontinued Operations for further discussion. Next, we recorded non-cash impairment charges of $21.0 million, $5.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, in our property and equipment, net primarily due to land and internally developed software. Further, we recorded non-cash impairment charges of $1.4 million, $3.6 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, in our other intangible assets, net primarily due to changes in the useful life of an intangible asset.
Finally, we recorded non-cash impairment charges of $1.2 million, $30.7 million and $16.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012 and 2011, the impairment charges in our investments in affiliates, net, was primarily due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment from the under-performance of several investments in affiliates and continued changes in the regulatory environment. For the year ended December 31, 2010, the impairment charge was primarily due to a $14.5 million charge related to our acquisition of Dorado. These non-cash impairment charges relate to investments for which there is no material income/loss included in equity in earnings of affiliates, net of tax. Therefore, they are included in gain/(loss) on investment and other, net in the accompanying consolidated statements of operations.

Note 14 - Share-Based Compensation Plans

We issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting, held on May 19, 2011. The Plan permits the grant of RSUs, PBRSUs and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2011 Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so that the Company will have sufficient authority and flexibility to adequately provide for future incentives.

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

Restricted Stock Units

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

For the year ended December 31, 2012, 2011 and 2010 we awarded 780,682, 461,458 and 697,299 RSUs, respectively, with an estimated value of $13.6 million, $7.8 million and $13.3 million, respectively. The RSU awards will vest ratably over three years. RSU activity for the year ended December 31, 2012 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2011	1,193	$17.74
RSUs granted	781	$17.36
RSUs vested	(516)	$17.95
RSUs forfeited	(77)	$16.78
Unvested RSUs outstanding at December 31, 2012	1,381	$17.50

As of December 31, 2012, there was $13.2 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

Performance-Based Restricted Stock Units

For the year ended December 31, 2012, and 2011 we awarded 347,572, 227,860 and 366,154 PBRSUs, respectively, with an estimated value of $5.6 million, $3.7 million and $6.9 million, respectively. PBRSU activity for the year ended December 31, 2012 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2011	988	$17.71
PBRSUs granted	348	$16.12
PBRSUs vested	(103)	$17.76
PBRSUs forfeited	(81)	$17.95
Unvested PBRSUs outstanding at December 31, 2012	1,152	$17.21

As of December 31, 2012, there was $15.2 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of PBRSUs is based on the market value of the Company’s shares on the date of grant.

Stock Options

In 2012 and 2011, we issued CoreLogic stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2012 and 2011 options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire ten years after the grant date. The fair values of these stock options were estimated using a Black-Scholes model with the following weighted-average assumptions:

	2012	2011
Expected dividend yield	0%	0%
Risk-free interest rate (1)	1.00%	1.84%
Expected volatility (2)	42.81%	33.19%
Expected life (3)	5.5	5.5

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

For the year ended December 31, 2012, 2011 and 2010 we awarded 581,265, 683,580 and 1,098,519 options, respectively, with an estimated value of $9.3 million and $11.2 million and $20.6 million, respectively. Option activity for the year ended December 31, 2012 is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,601	$20.78
Options granted	581	$16.00
Options exercised	(744)	$18.99
Options canceled	(673)	$21.55
Options outstanding at December 31, 2012	3,765	$20.18	5.4	$25,422
Options vested and expected to vest at December 31, 2012	3,726	$20.22	5.4	$25,007
Options exercisable at December 31, 2012	2,242	$22.33	3.6	$10,337

As of December 31, 2012, there was $3.6 million of total unrecognized compensation cost related to unvested CoreLogic stock options that is expected to be recognized over a weighted-average period of 1.8 years.

The intrinsic value of options exercised was $3.7 million, $0.5 million and $6.1 million for the year ended December 31, 2012, 2011 and 2010, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized, excluding discontinued operations, for the years ended December 31, 2012, 2011 and 2010.

(in thousands)	2012	2011	2010
Restricted stock units	$9,988	$7,141	$9,979
Performance-based restricted stock units	7,050	1,779	2,098
Stock options	3,664	2,430	1,469
Employee stock purchase plan	107	299	423
	$20,809	$11,649	$13,969

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

The above share-based compensation expense has $2.6 million, $2.4 million and $0.3 million included within cost of services for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 15 - Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012 are as follows:

(in thousands)
2013	$41,583
2014	28,694
2015	24,530
2016	20,795
2017	10,782
Thereafter	26,196
$152,580

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

Total rental expenses for all operating leases and month-to-month rentals were $52.3 million, $63.2 million, $57.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Operational Commitments

In August 2011, an affiliate of Cognizant Technology Solutions Corporation ("Cognizant"), acquired CoreLogic India Global Services Private Limited, our India-based captive operations ("CoreLogic India"). The purchase price for CoreLogic India was $50.0 million in cash before working capital adjustments. As part of the transaction, we entered into a Master Professional Services Agreement ("Services Agreement") and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-year periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments. In connection with the sale, we recorded $27.1 million of deferred gain on sale which is being recognized to income over the commitment period of five years. As of December 31, 2012, the remaining minimum commitment totaled $277.6 million.

Note 16 - Litigation and Regulatory Contingencies

We have been named in various lawsuits. Also, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations.

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit, investigation or lawsuit is not yet determinable, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

operations or cash flows. In addition, we do not believe there is a reasonable possibility that a material loss exceeding amounts already accrued may have been incurred. We record expenses for legal fees as incurred.

At December 31, 2012, we have $2.4 million reserved for litigation and regulatory contingency matters.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against CoreLogic Valuation Services, LLC (“CVS”), as successor to eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates.

The FDIC complaint alleged that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans. On November 14, 2011, the Court granted the defendants' motion to dismiss the FDIC's gross negligence, alter ego, single business enterprise and joint venture claims, and a portion of the breach of contract claim. On November 30, 2011, the FDIC filed its first amended complaint, alleging only breach of contract claims and naming only CVS and its parent CoreLogic Real Estate Solutions, LLC f/k/a First American Real Estate Solutions, LLC as defendants. The amended complaint sought to recover losses of at least $129.0 million that the FDIC alleges WaMu suffered on loans allegedly related to these appraisal services. On February 6, 2012, the Court granted the defendants' motion to dismiss the FDIC's $16.0 million breach of contract claim related to 26 appraisal services allegedly provided before the effective date of the WaMu - eAppraiseIT Agreement. On February 16, 2012, the FDIC filed a second amended complaint reasserting that claim. On April 25, 2012, the court granted the defendants' motion to dismiss that $16.0 million claim with prejudice. On December 4, 2012, the FDIC filed its third amended complaint further reducing the total number of transactions at issue to 160 and reducing the amount of its purported losses to at least $108.0 million.

The defendants intend to defend against the remaining claims vigorously; however, they may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

New York Attorney General

On September 27, 2012, the Company and its subsidiary CVS, as successors in interest, respectively, to The First American Corporation (“First American”) and eAppraiseIT, entered into a settlement with the Office of the Attorney General of the State of New York in connection with the Attorney General's lawsuit in New York state court filed in 2007 against First American and eAppraiseIT. The lawsuit concerned appraisal management services eAppraiseIT had provided to WaMu in New York between June 2006 and November 2007. The Attorney General subsequently dropped all damage claims, but continued to seek civil penalties and related relief. In November 2011 the Company announced that it had decided to exit the business of CVS and, in May 2012, the Company announced that CVS was being wound down and would be closed by September 30, 2012. Thereafter, in conjunction with the wind-down activities, defendants entered into a settlement in order to avoid further expense, time and uncertainty of continued litigation regarding this discontinued business, and without any findings or admissions as to any of the Attorney General's allegations.

In performance of the settlement, on October 4, 2012, CVS paid the Attorney General civil penalties in the sum of $4.0 million, together with costs, fees and disbursements in the sum of $3.8 million. As a result, the Attorney General has dismissed the lawsuit with prejudice and released the defendants from all claims concerning any appraisal or appraisal management services provided by either defendant to or on behalf of WaMu.

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
For the Years Ended December 31, 2012, 2011 and 2010

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

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against our subsidiary Teletrack, Inc. ("Teletrack"). The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and costs of suit. On September 20, 2011, Teletrack filed a motion to dismiss the complaint on grounds that the plaintiffs lacked standing. That motion was denied on March 7, 2012. Teletrack has denied the allegations and is defending against this claim vigorously; however, it may not be successful. At this time, we cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

Separation

As part of the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities.

In the Separation and Distribution Agreement, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2012, no reserves were considered necessary.

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

Note 17 - Acquisitions

In December 2012, we completed our acquisition of CDS, a digital mapping sales and consulting company, for a cash price of $78.8 million. CDS is included as a component of the data and analytics segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $33.9 million of goodwill, which is fully deductible for tax purposes, $24.5 million of customer lists with an estimated average life of 13 years, $4.2 million of tradenames with an estimated average life of 14 years and $2.9 million of noncompete agreements with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

In September 2011, we completed our acquisition of Tarasoft, a Canadian provider of multiple listing services (“MLS”), for a cash purchase price of C$30.0 million or $30.3 million. Tarasoft is included as a component of the data and analytics segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $17.9 million of goodwill, which is fully deductible for tax purposes, $2.7 million of customer lists with an estimated average life of 10 years,

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

$0.4 million of tradenames with an estimated average life of 10 years and $0.2 million of noncompete agreements with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

In May 2011, we completed our acquisition of the remaining interest in RP Data for a cash purchase price of A$147.2 million or $157.2 million. RP Data is included as a component of the data and analytics segment. We previously held a 40.2% equity method investment in this entity and as a result of the purchase price paid and the change in control, we recognized a gain of $58.9 million on our existing investment in the second quarter of 2011 which is included in gain/(loss) on investment and other, net in the accompanying consolidated statement of operations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We have recorded $154.5 million of goodwill, $46.7 million of customer lists with an estimated average life of 8 years and $11.7 million of tradenames with an estimated average life of 10 years. The business combination did not have a material impact on our consolidated financial statements.

We entered into forward purchase agreements totaling A$180.3 million to economically hedge a portion of the foreign currency exchange rate risk associated with the acquisition of RP Data. We recorded a gain of $1.8 million during the second quarter of 2011 when the agreements were terminated upon the closing of the acquisition in May 2011.

In March 2011, we completed our acquisition of the remaining interest in Dorado for $31.6 million in cash. Dorado is included as a component of the mortgage origination services segment. We previously held a 39.0% equity method investment in this entity and as a result of the purchase price paid, we recognized a loss of $14.5 million on our existing investment in the fourth quarter of 2010 which is included in gain/(loss) on investments and other, net in the accompanying consolidated statement of operations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $19.7 million of goodwill, $20.4 million of customer lists with an estimated average life of 12 years, and $3.2 million of tradenames with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

In April 2010, we exercised our call option related to Experian Information Solutions Inc.’s remaining 20% ownership interest in the CoreLogic Real Estate Solutions, LLC joint venture. We paid the remaining purchase price of $313.8 million on December 31, 2010. In March 2010, we entered into an agreement to acquire the 18% redeemable noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. (formerly First American CoreLogic Holdings, Inc.). On March 29, 2010, we acquired half of the noncontrolling interests (approximately 9% of the total outstanding noncontrolling interests) in exchange for a cash payment of $72.0 million and agreed to acquire the remaining half of the noncontrolling interests in 2011 in exchange for additional consideration of $72 million. In February 2011, we agreed to pay all of the additional consideration in cash and we closed the transaction.

In 2010, we completed one acquisition in the asset management and processing solutions segment. This acquisition had a purchase price of $11.4 million in cash. We previously held a noncontrolling interest in the acquired entity and as a result of the purchase price paid, we recognized a gain of $3.4 million on our existing investment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. We recorded approximately $12.1 million of goodwill, of which $8.9 million is deductible for tax purposes, $3.7 million of intangible assets with finite lives and noncontrolling interests with a fair value at the date of acquisition of $2.3 million.

Acquisition related costs were not significant for the years ended December 31, 2012, 2011 and 2010.

Note 18 - Discontinued Operations

As of August 31, 2012, we completed the disposition of our transportation services business (American Driving Records) for $11.0 million, which resulted in a pre-tax gain of $3.9 million for the year ended 2012. This gain is included in gain/(loss) from sale of discontinued operations, net of tax in the accompanying consolidated statements of operations. We completed the wind down of our consumer services business in lieu of a sale as of September 2012. We completed the wind down of our appraisal management company business in lieu of a sale as of September 2012. In connection with the wind down of our 100% owned appraisal management company business, we incurred a pre-tax write-down of the remaining goodwill of $13.9 million in the first quarter of 2012. In September 2011, we closed our marketing services business (LeadClick). In the third quarter of 2012, we recorded an additional adjustment of approximately $4.1 million income tax expense associated with the closure of LeadClick as discussed in Note 2 - Significant Accounting Policies. In December 2010, we entered into a

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

purchase agreement with an affiliate of Symphony Technology Group, pursuant to which we sold our employer and litigation services businesses. For the year ended December 31, 2012, we recorded a gain of $3.8 million on sale of discontinued operations, net.

Each of these businesses is reflected in our consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2012 presentation.

For the year ended 2011, we recorded pre-tax impairment charges of $137.7 million as a component of loss from discontinued operations comprised of $123.3 million for marketing services, $8.3 million for our appraisal management company, $3.6 million for transportation services and $2.6 million for consumer services. In addition, we incurred a non-cash impairment charge of $17.1 million for intangibles, a non-cash impairment charge of $10.6 million for internally developed software and bad debt expense of $8.9 million for accounts receivable we deemed to be uncollectible. Finally, we incurred $1.8 million in expense to write-off various other assets and to accrue for expenses related to the closure of our marketing services business.

On December 22, 2010, the Company and STG-Fairway Holdings, LLC (the “Purchaser”), which is owned by affiliates of Symphony Technology Group, entered into a Purchase Agreement, pursuant to which we sold our employer and litigation services businesses ("ELI") to the Purchaser for all cash proceeds of $265.0 million. We also agreed to provide certain transition services to the Purchaser for up to one year following the closing. For the year ended December 31, 2010, we recorded pre-tax impairment charges of $174.0 million, related to the sale of the employer and litigation services businesses as a component of loss from discontinued operations. Further, we recognized a loss on sale of discontinued operation, net of tax of $19.0 million, which included a tax benefit of $34.5 million. In 2012, we recognized a loss on sale of discontinued operations, net of tax of $3.5 million for changes in tax related accruals due to expenses incurred in the first quarter of 2012.

The businesses distributed as part of the Separation are presented within the consolidated financial statements as discontinued operations. The net income from discontinued operations for the year ended 2011 includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.

Summarized below are certain assets and liabilities classified as discontinued operations as of December 31, 2012, 2011 and 2010:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)			Data Analytics		Mortgage Origination Services	Asset Management and Processing Solutions
As of December 31, 2012	FAFC	ELI	Marketing	Consumer	Appraisal	Transportation	Total
Total assets	$—	$—	$204	$251	$337	$2	$794

Total liabilities	$—	$—	$776	$691	$1,920	$(35)	$3,352

As of December 31, 2011
Current assets	$—	$—	$3,380	$14,833	$1,038	$13,252	$32,503
Property and equipment, net	—	—	—	114	911	1,967	2,992
Goodwill and other identifiable intangible assets, net	—	—	—	2,109	13,959	3,845	19,913
Other assets	—	—	—	—	—	108	108
Total assets	$—	$—	$3,380	$17,056	$15,908	$19,172	$55,516

Total liabilities	$—	$—	$(2,210)	$11,849	$10,907	$6,853	$27,399

Summarized below are the components of our income (loss) from discontinued operations for the year ended December 31, 2012, 2011 and 2010:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)			Data and Analytics		Mortgage Origination Services	Asset Management and Processing Solutions
For the year ended December 31, 2012	FAFC	ELI	Marketing	Consumer	Appraisal	Transportation	Total
Operating revenue	$—	$—	$—	$55,773	$25,137	$46,435	$127,345
(Loss)/income from discontinued operations before income taxes	—	—	(122)	5,026	(21,375)	(1,786)	(18,257)
(Benefit)/provision for income taxes	—	—	4,891	15	(5,186)	(2,921)	(3,201)
(Loss)/income, net of tax	—	—	(5,013)	5,011	(16,189)	1,135	(15,056)
(Loss)/income from discontinued operations, net of tax	$—	$—	$(5,013)	$5,011	$(16,189)	$1,135	$(15,056)

For the year ended December 31, 2011
Operating revenue	$—	$—	$29,399	$94,755	$69,890	$66,115	$260,159
Income/(loss) from discontinued operations before income taxes	—	—	(164,094)	(10,453)	(20,178)	(2,472)	(197,197)
Provision/(benefit) for income taxes	—	—	(61,947)	(2,205)	(6,172)	251	(70,073)
Income/(benefit), net of tax	—	—	(102,147)	(8,248)	(14,006)	(2,723)	(127,124)
Income/(loss) from discontinued operations, net of tax	$—	$—	$(102,147)	$(8,248)	$(14,006)	$(2,723)	$(127,124)

For the year ended December 31, 2010
Operating revenue	$1,490,501	$242,895	$44,221	$89,573	$141,856	$67,346	$2,076,392
Income/(loss) from discontinued operations before income taxes	76,323	(166,064)	(11,777)	11,950	8,304	1,432	(79,832)
Provision/(benefit) for income taxes	33,222	(27,433)	(10,340)	4,780	3,321	573	4,123
Income/(loss), net of tax	43,101	(138,631)	(1,437)	7,170	4,983	859	(83,955)
Less: Net income attributable to noncontrolling interests	(419)	—	—	—	—	—	(419)
Income/(loss) from discontinued operations, net of tax	$43,520	$(138,631)	$(1,437)	$7,170	$4,983	$859	$(83,536)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

Note 19 - Transactions with FAFC

In connection with the Separation, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the years ended December 31, 2012, 2011 and 2010, the net amount of $6.5 million, $6.4 million and $5.4 million, respectively, were recognized as a reduction of other operating expenses in connection with the transition services agreements (reflecting services provided by us to FAFC and from FAFC to us).

In the Separation and Distribution Agreement, we and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. See further discussion at Note 16 – Litigation and Regulatory Contingencies.

Additionally, as part of the Separation, we entered into a Tax Sharing Agreement whereby FAFC is contingently liable for certain tax liabilities. We recorded a receivable for these contingent tax obligations from FAFC of $52.5 million and $34.4 million as of December 31, 2012, and 2011, respectively. The liability for income taxes associated with uncertain tax positions was $44.1 million and $10.4 million as of December 31, 2012 and 2011, respectively. Further, during 2012, pursuant to our Tax Sharing Agreement, we recorded a net equity adjustment of approximately $5.3 million related to Separation activity associated with FAFC. In connection with this adjustment, we recorded a correction to additional paid-in capital of $8.9 million to properly reflect the Separation distribution activity in retained earnings. This adjustment had no impact on total equity. See further discussion at Note 10 – Income Taxes.

In connection with the Separation, we issued approximately $250.0 million in value, or 12,933,265 shares of our common stock to FAFC. Based on the closing price of our stock on June 1, 2010, the value of the equity issued to FAFC was $242.6 million. As a result, we made a cash payment to FAFC of $7.4 million to arrive at the full value of $250.0 million. FAFC has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising out of holding the shares for longer than that period. Since the Separation, we repurchased 10,433,265 shares of our common stock that was owned by FAFC or one of its subsidiaries for an aggregate purchase price of $227.7 million.

On June 1, 2010, we issued a promissory note to FAFC in the amount of $19.9 million that accrues interest at a rate of 6.52% per annum. Interest was first due on July 1, 2010 and is due quarterly thereafter. The note approximates the unfunded portion of the benefit obligation attributable to participants in the FAC defined benefit pension plan that are or were our employees. The note was paid in full as of September 2011.

FAFC owns two office buildings that were leased to us under the terms of certain lease agreements which expired in December 2012. Rental expense associated with these properties totaled $4.4 million in 2012, $4.4 million in 2011, and $4.5 million in 2010.

During the years ended December 31, 2012, 2011 and 2010 we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily related to sales of data and other settlement services totaled $19.1 million, $15.0 million and $21.4 million in 2012, 2011 and 2010, respectively. The expenses related to these transactions, which primarily related to purchase of sales of data and other settlement services, totaled $1.6 million, $4.2 million and $11.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 20 - Segment Financial Information

We have organized our reportable segments into the following three reporting segments: data and analytics, mortgage origination services and asset management and processing solutions. We have renamed our default services segment to asset management and processing solutions to reflect the change in business mix away from default related business process outsourcing toward asset management, valuation and loss mitigation services.

In connection with our acquisition of CDS in December 2012, we separated our spatial solutions business line from our mortgage origination services segment and combined CDS with spatial solutions, effectively creating the geospatial solutions business unit within the data and analytics segment. As a result, we revised our reporting for segment disclosure purposes.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

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

Our data and analytics segment includes intercompany revenues of $12.4 million, $13.4 million, and $14.0 million for the years ended December 31, 2012, 2011 and 2010, respectively; and intercompany expenses of $2.9 million, $1.8 million, $10.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Our mortgage origination services segment includes intercompany revenues of $3.1 million, $6.4 million, and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively; and intercompany expenses of $11.6 million, $10.0 million, $31.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Asset Management and Processing Solutions: Our asset management and processing solutions segment provides mortgage default management services, loss mitigation services, claims management, property valuation and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our asset management and processing solutions segment includes intercompany revenues of $3.0 million, $0.9 million, and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively; and intercompany expenses of $0.0 million, $3.9 million, $16.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense, and our marketing services group (which focuses on lead generation).

It is impracticable to disclose revenues from external customers for each product and service offered.

Selected financial information segment is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)
For the year ended December 31, 2012	Data and Analytics	Mortgage Origination Services	Asset Management and Processing Solutions	Corporate	Eliminations	Consolidated (excluding discontinued operations)
Operating revenue	$616,110	$635,615	$335,224	$640	$(19,956)	$1,567,633
Depreciation and amortization	72,391	26,013	11,930	23,515	(135)	133,714
Operating income/(loss)	109,023	171,495	48,100	(106,493)	135	222,260
Equity in earnings of affiliates, net of tax	2,197	55,571	—	(21,785)	—	35,983
Net income/(loss) from continuing operations	112,155	226,738	48,384	(264,549)	135	122,863
Capital expenditures	54,845	14,739	4,025	$10,871	—	84,480

For the year ended December 31, 2011
Operating revenue	$548,146	$482,076	$329,273	$41,789	$(62,737)	$1,338,547
Depreciation and amortization	67,230	22,510	7,484	19,163	(841)	115,546
Operating income/(loss)	75,437	71,842	45,086	(104,521)	841	88,685
Equity in earnings of affiliates, net of tax	1,512	47,673	(245)	(18,670)	—	30,270
Net income/(loss) from continuing operations	75,763	120,891	44,310	$(188,310)	841	53,495
Capital expenditures	43,506	12,528	4,062	12,128	—	72,224

For the year ended December 31, 2010
Operating revenue	$463,513	$466,117	$368,536	59,125	$(77,015)	$1,280,276
Depreciation and amortization	48,722	17,844	5,446	23,676	(807)	94,881
Operating income/(loss)	88,260	82,775	77,205	(135,364)	807	113,683
Equity in earnings of affiliates, net of tax	4,606	64,588	755	(28,308)	—	41,641
Net Income/(loss) from continuing operations	92,853	147,663	81,310	(238,742)	807	83,891
Capital expenditures	33,819	8,698	2,658	32,249	—	77,424

(in thousands)
As of December 31, 2012	Data and Analytics	Mortgage Origination Services	Asset Management and Processing Solutions	Corporate	Eliminations	Consolidated (excluding discontinued operations)
Investment in affiliates, net	$14,206	$72,977	$—	$7,044	$—	$94,227
Long-lived assets	1,229,973	876,765	167,382	4,068,246	(3,902,463)	2,439,903
Total assets	1,375,775	1,000,382	211,515	4,344,263	(3,902,902)	3,029,033

As of December 31, 2011
Investment in affiliates, net	$24,398	$79,538	$—	$9,873	$—	$113,809
Long-lived assets	1,175,596	895,268	177,122	3,836,042	(3,668,241)	2,415,787
Total assets	1,283,568	1,003,937	226,034	4,218,145	(3,668,500)	3,063,184

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

Operating revenues separated between domestic and foreign operations and by segment is as follows:

	Year ending December 31,
(in thousands)	2012		2011		2010
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Data and Analytics	$525,691	$90,419	$490,817	$57,329	$457,182	$6,331
Mortgage Origination Services	635,375	240	481,837	239	466,065	52
Asset Management and Processing Solutions	335,224	—	329,273	—	368,536	—
Corporate	—	640	484	41,305	5,896	53,229
Eliminations	(19,956)	—	(62,737)	—	(77,015)	—
Consolidated	$1,476,334	$91,299	$1,239,674	$98,873	$1,220,664	$59,612

Long-lived assets separated between domestic and foreign operations and by segment is as follows:

	As of December 31,
(in thousands)	2012		2011
	Domestic	Foreign	Domestic	Foreign
Data and Analytics	878,783	351,190	821,748	353,848
Mortgage Origination Services	876,761	4	895,227	41
Asset Management and Processing Solutions	167,382	—	177,122	—
Corporate	3,451,958	616,288	3,337,556	498,486
Eliminations	(3,286,202)	(616,261)	(3,169,785)	(498,456)
Consolidated (excluding assets for discontinued operations)	$2,088,682	$351,221	$2,061,868	$353,919

Note 21 - Guarantor Subsidiaries

As discussed in Note 9 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are full and unconditional, as well as joint and several, and are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary”, and 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects CoreLogic, Inc.'s (the "Parent's") separate accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$111,305	$1,812	$35,741	$—	$148,858
Other current assets	59,977	364,178	17,352	(441)	441,066
Property and equipment, net	14,921	139,831	31,865	—	186,617
Goodwill, net	—	1,323,700	180,532	—	1,504,232
Other intangible assets, net	—	123,011	48,573	—	171,584
Capitalized data and database cost, net	—	238,598	83,691	—	322,289
Investment in affiliates, net	—	88,647	5,580	—	94,227
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	18,299	305	3,513	—	22,117
Investment in subsidiaries	1,853,561	—	—	(1,853,561)	—
Intercompany receivable	65,885	125,587	—	(191,472)	—
Other assets	107,976	28,420	2,441	—	138,837
Total assets	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

Liabilities and equity:
Current liabilities	$82,668	$406,890	$27,974	$(441)	$517,091
Long-term debt, net of current	783,470	8,854	—	—	792,324
Deferred revenue, net of current	—	309,418	—	—	309,418
Deferred income tax liabilities, long term	—	111,051	19,833	(59,523)	71,361
Intercompany payable	125,587	—	65,885	(191,472)	—
Other liabilities	130,421	33,011	5,255	—	168,687
Total CoreLogic stockholders' equity	1,169,301	1,564,865	288,696	(1,853,561)	1,169,301
Noncontrolling interests	—	—	1,645	—	1,645
Total liabilities and equity	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

	Condensed Balance Sheet
	As of December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$229,871	$9,106	$20,289	$—	$259,266
Intercompany receivable	170,937	—	—	(170,937)	—
Other current assets	54,458	376,926	15,855	(3,592)	443,647
Property and equipment, net	8,500	175,129	30,608	—	214,237
Goodwill, net	—	1,288,328	183,878	—	1,472,206
Other intangible assets, net	—	107,994	56,371	—	164,365
Capitalized data and database cost, net	—	218,534	85,472	—	304,006
Investment in affiliates, net	—	108,323	5,486	—	113,809
Deferred income tax assets, long-term	53,724	—	—	(53,724)	—
Restricted cash	18,298	122	3,624	—	22,044
Investment in subsidiaries	1,638,736	—	—	(1,638,736)	—
Other assets	92,909	30,153	2,058	—	125,120
Total assets	$2,267,433	$2,314,615	$403,641	$(1,866,989)	$3,118,700

Liabilities and equity:
Intercompany payables	$—	$157,039	$13,898	$(170,937)	$—
Other current liabilities	107,845	369,631	26,775	(3,592)	500,659
Long-term debt, net of current	784,570	10,412	51,045	—	846,027
Deferred revenue, net of current	—	338,799	—	—	338,799
Deferred income taxes liabilities, long term	—	62,353	18,383	(53,724)	27,012
Other liabilities	132,497	24,335	4,550	—	161,382
Total CoreLogic stockholders' equity	1,242,521	1,352,046	286,690	(1,638,736)	1,242,521
Noncontrolling interests	—	—	2,300	—	2,300
Total liabilities and equity	$2,267,433	$2,314,615	$403,641	$(1,866,989)	$3,118,700

	Condensed Statement of Operations
	For the year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,477,258	$90,375	$—	$1,567,633
Intercompany revenue	—	—	1,955	(1,955)	—
Cost of services (exclusive of depreciation and amortization below)	—	805,767	35,781	(1,955)	839,593
Selling, general and administrative expenses	65,636	272,074	34,356	—	372,066
Depreciation and amortization	2,937	104,571	26,206	—	133,714
Operating (loss)/income	(68,573)	294,846	(4,013)	—	222,260
Total interest (expense)/income, net	(50,222)	140	(2,386)	—	(52,468)
Gain/(loss) on investments and other, net	3,492	(7,314)	1,306	—	(2,516)
(Benefit)/Provision for income taxes	(44,909)	120,366	4,939	—	80,396
Equity in earnings of affiliates, net of tax	—	35,153	830	—	35,983
Equity/(losses) in earnings of subsidiary, net of tax	182,687	—	—	(182,687)	—
Net income/(loss) from continuing operations	112,293	202,459	(9,202)	(182,687)	122,863
Loss from discontinued operations, net of tax	—	(15,056)	—	—	(15,056)
Gain from sale of discontinued operations, net of tax	—	3,841	—	—	3,841
Net income/(loss)	112,293	191,244	(9,202)	(182,687)	111,648
Less: Net loss attributable to noncontrolling interests	—	—	(645)	—	(645)
Net income/(loss) attributable to CoreLogic	$112,293	$191,244	$(8,557)	$(182,687)	$112,293

Net income/(loss)	$112,293	$191,244	$(9,202)	$(182,687)	$111,648
Total other comprehensive income/(loss)	$4,802	$—	$5,920	$(5,920)	$4,802
Less: Comprehensive loss attributable to noncontrolling interests	$—	$—	$(645)	$—	$(645)
Comprehensive income/(loss) attributable to CoreLogic	$117,095	$191,244	$(2,637)	$(188,607)	$117,095

	Condensed Statement of Operations
	For the year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,275,977	$62,570	$—	$1,338,547
Intercompany revenue	—	—	45,678	(45,678)	—
Cost of services (exclusive of depreciation and amortization below)	—	725,006	67,309	(43,251)	749,064
Selling, general and administrative expenses	97,780	266,978	22,921	(2,427)	385,252
Depreciation and amortization	3,702	92,046	19,798	—	115,546
Operating (loss)/income	(101,482)	191,947	(1,780)	—	88,685
Total interest expense, net	(55,564)	(978)	(1,748)	—	(58,290)
Gain/(loss) on investments and other, net	64,984	(5,061)	82	—	60,005
(Benefit)/provision for income taxes	(65,471)	133,017	(371)	—	67,175
Equity in earnings of affiliates, net of tax	—	30,078	192	—	30,270
Equity in (losses)/earnings of subsidiary, net of tax	(48,018)	—	—	48,018	—
Net (loss)/income from continuing operations	(74,609)	82,969	(2,883)	48,018	53,495
Loss from discontinued operations, net of tax	—	(127,124)	—	—	(127,124)
Net (loss)/income	(74,609)	(44,155)	(2,883)	48,018	(73,629)
Less: Net income attributable to noncontrolling interests	—	—	980	—	980
Net (loss)/income attributable to CoreLogic	$(74,609)	$(44,155)	$(3,863)	$48,018	$(74,609)

Net income/(loss)	$(74,609)	$(44,155)	$(2,883)	$48,018	$(73,629)
Total other comprehensive income/(loss)	$(36,259)	$(14,093)	$(12,612)	$26,705	$(36,259)
Less: Comprehensive income attributable to noncontrolling interests	$—	$—	$980	$—	$980
Comprehensive income/(loss) attributable to CoreLogic	$(110,868)	$(58,248)	$(16,475)	$74,723	$(110,868)

	Condensed Statement of Operations
	For the year ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,276,089	$4,187	$—	$1,280,276
Intercompany revenue	—	—	56,474	(56,474)	—
Cost of services (exclusive of depreciation and amortization below)	—	689,473	48,150	(53,740)	683,883
Selling, general and administrative expenses	72,943	315,582	2,038	(2,734)	387,829
Depreciation and amortization	5,093	86,960	2,828	—	94,881
Operating (loss)/income	(78,036)	184,074	7,645	—	113,683
Total interest (expense)/income, net	(30,279)	(650)	704	—	(30,225)
(Loss)/gain on investments and other, net	(13,852)	(1,828)	4,795	—	(10,885)
(Benefit)/provision for income taxes	(55,145)	81,971	3,497	—	30,323
Equity in (losses)/earnings of affiliates, net of tax	(29)	41,670	—	—	41,641
Equity in earnings/(losses) of subsidiary, net of tax	10,751	—	—	(10,751)	—
Net (loss)/income from continuing operations	(56,300)	141,295	9,647	(10,751)	83,891
Income/(loss) from discontinued operations, net of tax	—	18,517	(102,053)	—	(83,536)
Loss from sale of discontinued operations, net of tax	—	—	(18,985)	—	(18,985)
Net (loss)/income	(56,300)	159,812	(111,391)	(10,751)	(18,630)
Less: Net income attributable to noncontrolling interests	—	37,627	43	—	37,670
Net (loss)/income attributable to CoreLogic	$(56,300)	$122,185	$(111,434)	$(10,751)	$(56,300)

Net income/(loss)	$(56,300)	$159,812	$(111,391)	$(10,751)	$(18,630)
Total other comprehensive income/(loss)	$12,848	$1,759	$(547)	$(1,229)	$12,831
Less: Comprehensive income attributable to noncontrolling interests	$—	$37,610	$43	$—	$37,653
Comprehensive income/(loss) attributable to CoreLogic	$(43,452)	$123,961	$(111,981)	$(11,980)	$(43,452)

	Condensed Statement of Cash Flows
	For the year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	(79,525)	424,683	17,141	—	362,299
Net cash provided by operating activities - discontinued operations	—	820	—	—	820
Total cash (used in)/provided by operating activities	$(79,525)	$425,503	$17,141	$—	$363,119
Cash flow from investing activities:
Purchases of property and equipment	(3,195)	(37,952)	(11,453)	—	(52,600)
Purchases of capitalized data and other intangible assets	—	(28,483)	(3,397)	—	(31,880)
Cash paid for acquisitions, net of cash acquired	—	(78,354)	—	—	(78,354)
Cash received from sale of subsidiary, net	—	10,000	—	—	10,000
Proceeds from sale of property and equipment	—	1,882	—	—	1,882
Proceeds from sale of investments	—	8,000	—	—	8,000
Change in restricted cash	(1)	(184)	271	—	86
Net cash used in investing activities - continuing operations	(3,196)	(125,091)	(14,579)	—	(142,866)
Net cash used in investing activities - continuing operations	—	(4,066)	—	—	(4,066)
Total cash used in by investing activities	$(3,196)	$(129,157)	$(14,579)	$—	$(146,932)
Cash flow from financing activities:
Proceeds from long-term debt	50,000	—	—	—	50,000
Debt issuance costs	—	—	—	—	—
Repayments of long-term debt	(103,368)	(11,020)	(52,327)	—	(166,715)
Shares repurchased and retired	(226,629)	—	—	—	(226,629)
Proceeds from issuance of stock related to stock options and employee benefit plans	13,497	—	—	—	13,497
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,466)	—	—	—	(3,466)
Distribution to noncontrolling interests	—	—	(10)	—	(10)
Tax benefit related to stock options	947	—	—	—	947
Intercompany loan payments	(65,227)	(295,866)	—	361,093	—
Intercompany loan proceeds	295,866	—	65,227	(361,093)	—
Net cash (used in)/provided by financing activities - continuing operations	(38,380)	(306,886)	12,890	—	(332,376)
Net cash used in financing activities - discontinued operations	—	(71)	—	—	(71)
Total cash (used in)/provided by financing activities	$(38,380)	$(306,957)	$12,890	$—	$(332,447)

Net (decrease)/increase in cash and cash equivalents	(121,101)	(10,611)	15,452	—	(116,260)
Cash and cash equivalents at beginning of period	229,871	9,106	20,289	—	259,266
Less: Change in cash and cash equivalents - discontinued operations	—	(3,317)	—	—	(3,317)
Plus: Cash swept from discontinued operations	2,535	—	—	—	2,535
Cash and cash equivalents at end of year	$111,305	$1,812	$35,741	$—	$148,858

	Condensed Statement of Cash Flows
	For the year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(12,523)	$177,100	$7,015	$—	$171,592
Net cash used in operating activities - discontinued operations	—	(10,655)	—	—	(10,655)
Total cash (used in)/provided by operating activities	$(12,523)	$166,445	$7,015	$—	$160,937
Cash flow from investing activities:
Purchases of property and equipment	(785)	(38,503)	(5,927)	—	(45,215)
Purchases of capitalized data and other intangible assets	—	(26,447)	(562)	—	(27,009)
Cash paid for acquisitions, net of cash acquired	(219,317)	4,220	882	—	(214,215)
Purchases of investments	725	(27,623)	—	—	(26,898)
Proceeds from sale of property and equipment	—	25,042	—	—	25,042
Proceeds from sale of investments	—	74,621	—	—	74,621
Cash received from sale of subsidiary, net	—	5,300	22,754	—	28,054
Change in restricted cash	2,675	(1)	(583)	—	2,091
Net cash (used in)/provided by investing activities - continuing operations	(216,702)	16,609	16,564	—	(183,529)
Net cash used in investing activities - discontinued operations	—	(4,497)	—	—	(4,497)
Total cash (used in)/provided by investing activities	$(216,702)	$12,112	$16,564	$—	$(188,026)
Cash flow from financing activities:
Purchases of redeemable noncontrolling interests	—	(72,000)	—	—	(72,000)
Proceeds from long-term debt	750,000	54,544	53,610	—	858,154
Debt issuance costs	(22,810)	—	—	—	(22,810)
Repayments of long-term debt	(575,787)	(107,094)	(50,526)	—	(733,407)
Shares repurchased and retired	(176,512)	—	—	—	(176,512)
Proceeds from issuance of stock related to stock options and employee benefit plans	3,087	—	—	—	3,087
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,023)	—	—	—	(2,023)
Distribution to noncontrolling interests	—	(4,290)	(545)	—	(4,835)
Tax benefit related to stock options	363	—	—	—	363
Intercompany loan payments	—	(78,776)	(53,054)	131,830	—
Intercompany loan proceeds	131,830	—	—	(131,830)	—
Net cash provided by/(used in) financing activities - continuing operations	108,148	(207,616)	(50,515)	—	(149,983)
Net cash provided by financing activities - discontinued operations	—	71	—	—	71

Total cash provided by/(used in) financing activities	$108,148	$(207,545)	$(50,515)	$—	$(149,912)
Net (decrease)/increase in cash and cash equivalents	(121,077)	(28,988)	(26,936)	—	(177,001)
Cash and cash equivalents at beginning of period	355,974	23,013	47,225	—	426,212
Less: Change in cash and cash equivalents - discontinued operations	—	(15,081)	—	—	(15,081)
Plus: Cash swept to discontinued operations	$(5,026)		$—	$—	$(5,026)
Cash and cash equivalents at end of year	$229,871	$9,106	$20,289	$—	$259,266

	Condensed Statement of Cash Flows
	For the year ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(65,230)	$220,002	$9,373	$—	$164,145
Net cash provided by operating activities - discontinued operations	—	18,598	23,451	—	42,049
Total cash (used in)/provided by operating activities	$(65,230)	$238,600	$32,824	$—	$206,194
Cash flow from investing activities:
Purchases of property and equipment	(3,347)	(48,114)	(1,149)	—	(52,610)
Purchases of capitalized data and other intangible assets	—	(24,814)	—	—	(24,814)
Issuance of notes receivable, net	—	(12,754)	—	—	(12,754)
Cash paid for acquisitions, net of cash acquired	—	(11,401)	2,173	—	(9,228)
Cash received from sale of subsidiary, net	—	—	265,000	—	265,000
Purchases of investments	(18,764)	(8,520)	—	—	(27,284)
Proceeds from maturities of debt securities	—	371	—	—	371
Proceeds from sale of investments	—	26,386	—	—	26,386
Change in restricted cash	(20,973)	(122)	—	—	(21,095)
Net cash (used in)/provided by investing activities - continuing operations	(43,084)	(78,968)	266,024	—	143,972
Net cash used in investing activities - discontinued operations	—	(12,193)	(70,536)	—	(82,729)
Total cash (used in)/provided by investing activities	$(43,084)	$(91,161)	$195,488	$—	$61,243
Cash flow from financing activities:
Purchases of redeemable noncontrolling interests	—	(385,847)	—	—	(385,847)
Proceeds from long-term debt	843,524	—	—	—	843,524
Debt issuance cost	(14,776)	—	—	—	(14,776)
Repayments of long-term debt	(691,258)	(22,385)	—	—	(713,643)
Shares repurchased and retired	(30,171)	—	—	—	(30,171)
Proceeds from issuance of stock related to stock options and employee benefit plans	11,674	—	—	—	11,674
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,677)	—	—	—	(4,677)
Distribution to noncontrolling interests	—	(27,800)	—	—	(27,800)
Cash dividends	(22,657)	—	—	—	(22,657)
Tax benefit related to stock options	3,423	—	—	—	3,423
Intercompany loan payments	(35,721)	—	(240,389)	276,110	—
Intercompany loan proceeds	240,389	35,721	—	(276,110)	—

Net cash provided by/(used in) financing activities - continuing operations	299,750	(400,311)	(240,389)	—	(340,950)
Net cash provided by financing activities - discontinued operations	—	—	29,087	—	29,087
Total cash provided by/(used in) financing activities	$299,750	$(400,311)	$(211,302)	$—	$(311,863)
Net increase/(decrease) in cash and cash equivalents	191,436	(252,872)	17,010	—	(44,426)
Cash and cash equivalents at beginning of period	165,012	282,290	12,217	—	459,519
Less: Change in cash and cash equivalents - discontinued operations	—	6,405	(17,998)	—	(11,593)
Plus: Cash swept to discontinued operations	$(474)			$—	$(474)
Cash and cash equivalents at end of year	$355,974	$23,013	$47,225	$—	$426,212

Revisions to Condensed Consolidating Financial Information

The consolidated balance sheet as of December 31, 2011 has been revised to correct the classification of $46.9 million in deferred income tax assets, long-term and deferred income tax liabilities, long-term to deferred income tax assets, current. These revisions impacted the guarantor subsidiaries. In addition, we have revised our 2011 and 2010 condensed consolidated statement of cash flows to correct the presentation of “Purchases of redeemable noncontrolling interests" as a financing activity rather than an investing activity. The revision resulted in an increase in cash flows from investing activities in 2011 and 2010 of $72.0 million and $385.8 million, respectively, from financing activities for 2011 and 2010 for the same amounts. These revisions impacted the Parent and subsidiaries. In addition, the 2011 and 2010 condensed consolidating financial information has been revised to 1) correct the presentation of deferred tax balances as assets or liabilities, 2) to gross up intercompany receivables and payables, 3) to gross up intercompany revenues and expenses, and 4) to move balances related to non-controlling interests from the Parent to the non-guarantor subsidiaries. We assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements. We will revise the March 31, 2012, June 30, 2012 and September 30, 2012 financial statements to reflect the revisions discussed above, the next time such financial statements are included in future reports on Form 10-Q. The impact of these revisions to the condensed consolidating financial information for 2011 and 2010 are as follows:

	Increase/(Decrease)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Condensed Balance Sheet
As of December 31, 2011
Current assets	$170,937	$46,313	$4,213	$(174,529)	$46,934
Non-current assets	$(160,629)	$15,419	$—	$106,905	$(38,305)
Current liabilities	$12,608	$157,039	$4,882	$(174,529)	$—
Non-current liabilities	$—	$62,353	$—	$(53,724)	$8,629
Total equity	$(2,300)	$(157,039)	$(1,290)	$160,629	$—

Condensed Statement of Operations
For the year ended December 31, 2011
Operating revenue, net	$—	$45,678	$—	$(45,678)	$—
Total operating expenses	$1,098	$44,581	$—	$(45,679)	$—
Less: Net income attributable to noncontrolling interests	$(980)	$—	$980	$—	$—
Net (loss) income attributable to CLGX	$—	$1,098	$(980)	$(118)	$—
Comprehensive income/(loss) attributable to CoreLogic	$—	$1,098	$(980)	$(118)	$—

Condensed Statement of Operations
For the year ended December 31, 2010
Operating revenue, net	$—	$56,474	$—	$(56,474)	$—
Total operating expenses	$(842)	$57,315	$—	$(56,473)	$—
Equity in earnings/(losses) of subsidiary, net of tax	$(38,131)	$—	$—	$38,131	$—
Less: Net income attributable to noncontrolling interests	$(37,670)	$37,627	$43	$—	$—
Net (loss) income attributable to CLGX	$—	$(38,088)	$(43)	$38,131	$—
Comprehensive income/(loss) attributable to CoreLogic	$—	$(38,088)	$(43)	$38,131	$—

Condensed Statement of Cash Flows

For the year ended December 31, 2011
Net cash (used in)/provided by operating activities - continuing operations	$(1,098)	$1,098	$—	$—	$—
Net cash (used in)/provided by investing activities - continuing operations	$49,246	$—	$22,754	$—	$72,000
Net cash provided by/(used in) financing activities - continuing operations	$(43,122)	$(6,124)	$(22,754)	$—	$(72,000)

Condensed Statement of Cash Flows
For the year ended December 31, 2010
Net cash (used in)/provided by operating activities - continuing operations	$3,683	$(4,973)	$1,290	—	$—
Net cash (used in)/provided by investing activities - continuing operations	$392,384	$—	$—	—	$392,384
Net cash used in investing activities - discontinued operations	$—	$(6,537)	$—	—	$(6,537)
Net cash provided by/(used in) financing activities - continuing operations	$(395,593)	$4,973	$4,773	—	$(385,847)

Note 22 - Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data of CoreLogic for years ended 2012 and 2011:

	For the quarters ended
(in thousands, except per share amounts)	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Operating revenue	$358,101	$389,361	$409,760	$410,411
Operating income	$45,227	$67,562	$61,382	$48,089
Equity in earnings of affiliates, net of tax	$9,470	$11,745	$8,166	$6,602
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$29,052	$41,208	$36,213	$17,035
(Loss)/income from discontinued operations, net of tax	(8,967)	983	(10,157)	3,085
(Loss)/gain from sale of discontinued operations, net of tax	(3,454)	466	12,264	(5,435)
Net income attributable to CoreLogic stockholders	$16,631	$42,657	$38,320	$14,685
Basic income/(loss) per share:
Income from continuing operations, net of tax	$0.27	$0.39	$0.36	$0.17
(Loss)/income from discontinued operations, net of tax	(0.08)	0.01	(0.10)	0.03
(Loss)/gain from sale of discontinued operations, net of tax	(0.03)	—	0.12	(0.06)
Net income	$0.16	$0.40	$0.38	$0.14
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$0.27	$0.39	$0.35	$0.17
(Loss)/income from discontinued operations, net of tax	(0.08)	0.01	(0.10)	0.03
(Loss)/gain from sale of discontinued operations, net of tax	(0.03)	—	0.12	(0.05)
Net income	$0.16	$0.40	$0.37	$0.15
Weighted-average common shares outstanding:
Basic	106,594	105,895	101,650	97,513
Diluted	107,327	106,468	103,113	99,346

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

	For the quarters ended
(in thousands, except per share amounts)	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Operating revenue	$316,282	$328,421	$348,446	$345,398
Operating income	$26,576	$18,833	$27,840	$15,436
Equity in earnings of affiliates, net of tax	$6,334	$5,719	$8,340	$9,877
Amounts attributable to CoreLogic:
Income/(loss) from continuing operations, net of tax	$21,605	$40,041	$(2,970)	$(6,161)
Income/(loss) from discontinued operations, net of tax	1,651	(8,556)	(104,220)	(15,999)
Net income/(loss)	$23,256	$31,485	$(107,190)	$(22,160)
Basic income/(loss) per share:
Income/(loss) from continuing operations, net of tax	$0.19	$0.37	$(0.03)	$(0.06)
Income/(loss) from discontinued operations, net of tax	0.01	(0.08)	(0.98)	(0.15)
Net income/(loss)	$0.20	$0.29	$(1.01)	$(0.21)
Diluted income/(loss) per share:
Income/(loss) from continuing operations, net of tax	$0.19	$0.37	$(0.03)	$(0.06)
Income/(loss) from discontinued operations, net of tax	0.01	(0.08)	(0.98)	(0.15)
Net income/(loss)	$0.20	$0.29	$(1.01)	$(0.21)
Weighted-average common shares outstanding:
Basic	115,545	108,018	106,414	106,508
Diluted	116,306	108,641	106,414	106,508

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2012, 2011 and 2010

(in thousands) Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the year ended December 31, 2012
Allowance for doubtful accounts	$17,365	$15,412	$—		$(11,132)	(1)	$21,645
Claim losses	$31,365	$20,813	$—		$(16,190)	(2)	$35,988
Tax valuation allowance	$29,389	$13,134	$(11,568)	(3)	$—		$30,955
For the year ended December 31, 2011
Allowance for doubtful accounts	$12,314	$6,180	$—		$(1,129)	(1)	$17,365
Claim losses	$28,197	$25,204	$—		$(22,036)	(2)	$31,365
Tax valuation allowance	$19,058	$—	$12,156	(3)	$(1,825)		$29,389
For the year ended December 31, 2010
Allowance for doubtful accounts	$15,289	$1,276	$—		$(4,251)	(1)	$12,314
Claim losses	$26,286	$25,343	$—		$(23,432)	(2)	$28,197
Tax valuation allowance	$14,692	$4,366	$—		$—		$19,058

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

(3)	Amount represents adjustments for acquired net operating loss and credit carryforwards.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued a report on the Company’s internal controls over financial reporting.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics is posted on the Investors section of the Company's website under corporate governance at www.corelogic.com. To the extent that the Company waives or amends any provisions of this code of ethics, it will disclose such waivers or amendments on the above-referenced website. The Board also has adopted a broader code of ethics and conduct, applying to all employees, officers and directors, which has also been posted to the website at the address stated above.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statement of Comprehensive (Loss) Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

2. Financial Statement Schedule.

3. Exhibits – See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 22, 2013

POWER OF ATTORNEY

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

Signature	Title	Date

/s/ Anand K. Nallathambi	President and Chief Executive Officer	February 22, 2013
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Financial Officer	February 22, 2013
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President and Corporate Controller	February 22, 2013
James L. Balas	(Principal Accounting Officer)

/s/ D. Van Skilling	Chairman of the Board, Director	February 22, 2013
D. Van Skilling

/s/ J. David Chatham	Director	February 22, 2013
J. David Chatham

/s/ Douglas C. Curling	Director	February 22, 2013
Douglas C. Curling

/s/ John C. Dorman	Director	February 22, 2013
John C. Dorman

/s/ Paul F. Folino	Director	February 22, 2013
Paul F. Folino

/s/ Thomas C. O’Brien	Director	February 22, 2013
Thomas C. O’Brien

/s/ Jaynie Miller Studenmund	Director	February 22, 2013
Jaynie Miller Studenmund

/s/ David F. Walker	Director	February 22, 2013
David F. Walker

/s/ Mary Lee Widener	Director	February 22, 2013
Mary Lee Widener

EXHIBIT INDEX

Exhibit No.	Description

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

10.5
Employment Agreement by and between First Advantage Corporation and Anand Nallathambi, dated August 10, 2009 (Incorporated by reference herein from Exhibit 99(e)(8) of Solicitation/Recommendation Statement on Schedule 14D-9 of First Advantage Corporation, dated October 9, 2009).*

10.6
Assignment and Assumption Agreement by and between CoreLogic, Inc. and First Advantage Corporation, dated as of June 9, 2010 (Incorporated by reference herein from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.7
Letter Agreement by and between CoreLogic, Inc. and Mr. Nallathambi, dated June 9, 2010 (Incorporated by reference herein from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.8
Arrangement regarding Mr. Nallathambi’s Relocation Assistance Package (Incorporated by reference herein to description included in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2010).*

10.9
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (Incorporated by reference herein from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.10
Employment Agreement between CoreLogic, Inc. and George S. Livermore dated May 3, 2011 (Incorporated by reference herein to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.11
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.12
Form of Employment Agreement (Incorporated by reference herein from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.13
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.14
Employment Agreement, dated March 14, 2011, between CoreLogic, Inc. and James L. Balas (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 as filed with the SEC on April 30, 2012).*

10.15
Employment Agreement, dated May 4, 2011, between CoreLogic, Inc. and Stergios Theologides (Incorporated by reference herein from Exhibit 10.86 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 as filed with the SEC on April 30, 2012).*

10.16	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.17
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.18
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.19
Amendment No. 1 to the Company’s Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.20
Amendment No. 2 to the Company’s Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.21
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.22
Amendment No. 1 to the Company’s Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.23
Amendment No. 2 to the Company’s Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.24
Deferred Compensation Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.25
Amendment No. 1 to the Company’s Deferred Compensation Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.26
Amendment No. 2 to the Company’s Deferred Compensation Plan, effective as of January 1, 2011 (Incorporated by reference herein from Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011).*

10.27
Amendment No. 3 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.28
Amendment No. 4 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.29	1997 Directors’ Stock Plan (Incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8, dated December 11, 1997).*

10.30
Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.31
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

10.33	1996 Stock Option Plan (Incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8, dated December 30, 1996).*

10.34
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

10.38
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

10.40
Amendment No. 7 to 1996 Stock Option Plan, dated June 4, 2002 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August14, 2002).*

10.41
The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan) (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.42	CoreLogic, Inc.'s 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit A to the Company's Proxy Statement on Schedule 14A as filed with the SEC on April 18, 2011).*

10.43
CoreLogic, Inc.'s Amended 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.44
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007 (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2007).*

10.45	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2007).*

10.46	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2007).*

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

10.51
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

10.53
Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award (Incorporated by reference herein from Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 8, 2008).*

10.54
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

10.56
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.57
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

10.59
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.60
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

10.62	Form of Performance-Based Restricted Stock Unit Award Agreement, approved February 19, 2013.*✓

10.63
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.64
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.65
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.66
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(mmm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.67
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 1, 2011 (Incorporated by reference herein from Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.68
Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 18, 2012 (Incorporated by reference herein to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*✓

10.69
Form of Performance Unit Award Agreement, approved January 18, 2012 (Incorporated by reference herein to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.70
Dorado Network Systems Corporation 2011 Restricted Stock Unit Plan (Incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed with the SEC on May 20, 2011).*

10.71
Purchase Agreement between CoreLogic, Inc. and STG-Fairway Holdings, LLC, dated as of December 22, 2010 (Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).

10.72
Credit Agreement, dated May 23, 2011, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).

10.73
Third Amended and Restated Credit Agreement among The First American Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, dated as of April 12, 2010 (Incorporated by reference herein to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010 as filed with the SEC on May 3, 2010).

10.74
First Amendment to Third Amended and Restated Credit Agreement, dated as of December 3, 2010 (Incorporated by reference herein from Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).

10.75
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated February 22, 2011, between CoreLogic, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference herein from Exhibit 10.1 to the Company's Form 8-K as filed with the SEC on February 28, 2011).

10.76
Reseller Services Agreement, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(g) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.77
Amendment to Reseller Services Agreement for Resales to Consumers, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(h) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.78
Agreement for Service, dated October 7, 1998, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.79
Addendum to Agreement for Service, dated May 31, 2000, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.80
Reseller Service Agreement, dated April 26, 2011, between CoreLogic, Inc. and Trans Union LLC (Incorporated by reference herein from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.82	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.83
Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 as filed with the SEC on March 23, 2012).±

10.84
Master Services Agreement by and between the Company and Dell Marketing, L.P., dated as of July 19, 2012 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the SEC on October 26, 2012).±

10.85	Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P.✓

10.86	Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P.✓ ±

10.87
Support Agreement, dated June 11, 2012, between CoreLogic, Inc., on the one hand, and Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III L.P., on the other hand (Incorporated by reference herein from Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 12, 2012).

21.1	Subsidiaries of the registrant.✓

23.1	Consent of Independent Registered Public Accounting Firm.✓

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.✓

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.✓

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.✓

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

99.1	Audited Financial Statements of RELS LLC.✓

101	Extensible Business Reporting Language (XBRL)

✓	Included in this filing

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

±
Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from this exhibit. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.