Form 10-K/A
period 2012-12-31
CORELOGIC, INC.
filed 2013-03-29
CIK 36047

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
On March 26, 2013, there were 95,360,132 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2013 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K (this “Amendment”) to the Annual Report on Form 10-K of CoreLogic, Inc. (the “Company”) for the fiscal year ended December 31, 2012 (the “Original Report”), filed by the Company with the Securities and Exchange Commission on February 25, 2013, is to amend Item 15, "Exhibits and Financial Statement Schedules," to provide, in accordance with Rule 3-09 of Regulation S-X, the following document which was not included in the Original Report: Exhibit 99.1 - Audited Financials of RELS LLC.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Report. This Amendment continues to speak as of the filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Report.

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The consolidated financial statements of CoreLogic, Inc., as listed in Item 15 of the Original Report, are included in Item 8 of the Original Report.
2.    The financial statements of RELS LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.
3.    Exhibits -- See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand K. Nallathambi	President and Chief Executive Officer	March 29, 2013
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Financial Officer	March 29, 2013
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President and Corporate Controller	March 29, 2013
James L. Balas	(Principal Accounting Officer)

*	Chairman of the Board, Director	March 29, 2013
D. Van Skilling

*	Director	March 29, 2013
J. David Chatham

*	Director	March 29, 2013
Douglas C. Curling

*	Director	March 29, 2013
John C. Dorman

*	Director	March 29, 2013
Paul F. Folino

*	Director	March 29, 2013
Thomas C. O’Brien

*	Director	March 29, 2013
Jaynie Miller Studenmund

*	Director	March 29, 2013
David F. Walker

*	Director	March 29, 2013
Mary Lee Widener

*By:	/s/ Frank D. Martell	March 29, 2013
Frank D. Martell, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description

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

21.1	Subsidiaries of the registrant.✓

23.1	Consent of Independent Registered Public Accounting Firm.✓

23.2	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.✓

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.✓

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.✓

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.4	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

99.1	Audited Financial Statements of RELS LLC.**

101	Extensible Business Reporting Language (XBRL).✓

**	Filed herewith.

✓	Included in previously filed original Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

±
Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from this exhibit. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.