Form 10-K/A
period 2012-12-31
CORELOGIC, INC.
filed 2013-04-24
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K/A
(Amendment No. 2)

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
On April 22, 2013, there were 97,856,346 shares of common stock outstanding.

CoreLogic Inc.

EXPLANATORY NOTE
This Amendment No. 2 to Form 10-K (this "Amended Report") amends the original Annual Report on Form 10-K of CoreLogic, Inc. (“CoreLogic” or the "Company") for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the "SEC") on February 25, 2013 (the "Original Report"). On March 29, 2013, the Company filed Amendment No. 1 to Form 10-K (the "Prior Amendment") to amend the Original Report. This Amended Report further amends the Original Report to incorporate information required by Part III - Item 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K.
Except as set forth in this Amended Report, as amended by the Prior Amendment, no other changes have been made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report, as amended by the Prior Amendment, and the Company's other SEC filings subsequent to the filing of the Original Report.

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
J. David Chatham
Mr. Chatham has served as a member of our Board since 1989. Mr. Chatham has served as the President and Chief Executive Officer of Chatham Holdings Corporation, a firm specializing in real estate development and associated industries, since its incorporation in 1991. From 2003 until its acquisition by the Company in late 2009, Mr. Chatham served on the board of directors of First Advantage Corporation (“FADV”), a former NASDAQ-listed company and former subsidiary of the Company that provides screening analytics and identity solutions. Through his experience as a real estate developer, Mr. Chatham enhances our understanding of the residential real estate market.

62

Douglas C. Curling
Mr. Curling has served as a member of our Board since July 2012. Since March 2010, Mr. Curling has been a principal and managing director of New Kent Capital LLC, a family-run investment business, and a principal at New Kent Consulting LLC, a consulting business that he founded. From 1997 until September 2008, Mr. Curling held various executive positions at ChoicePoint Inc., a provider of identification and credential verification services that was sold to Reed Elsevier, including serving as President from April 2002 to September 2008, as Chief Operating Officer from 1999 to September 2008 and as Executive Vice President, Chief Financial Officer and Treasurer from 1997 to May 1999. Mr. Curling also served as a director of ChoicePoint Inc. from May 2000 to September 2008. Prior to joining ChoicePoint Inc., Mr. Curling served in various financial roles at Equifax, Inc., a credit bureau, from 1989 to 1997. In addition to his experience operating a data business, Mr. Curling provides insight on data monetization and growth strategies to our Board.
58

John C. Dorman
Mr. Dorman has served as a member of our Board since July 2012. Mr. Dorman served on the board of directors of Online Resources Corporation, a developer and supplier of electronic payment services, from May 2009 until it was sold to ACI Worldwide, Inc. in March 2013, and as its chairman of the board from June 2010 until the sale. Mr. Dorman previously served as co-chairman of Online Resources Corporation from January 2010 to June 2010, and as interim Chief Executive Officer from April 2010 to June 2010. From October 1998 to August 2003, he served as chief executive officer of Digital Insight Corporation, a provider of software-as-a-service for online banking and bill payment for financial institutions, and served on the board of directors of Digital Insight until the company was acquired in 2007 by Intuit, Inc. Mr. Dorman served as senior vice president of the Global Financial Services Division of Oracle Corporation from August 1997 to October 1998; and chairman and chief executive officer of Treasury Services Corporation, a provider of modeling and analysis software for financial institutions, from 1983 to 1997. Mr. Dorman also serves on the board of directors for two privately-held corporations - DataDirect Networks, Inc. and DeepDyve, Inc. Mr. Dorman's prior experience as chief executive officer of a technology service provider during a period of rapid growth and expansion, and his board experience, allows him to provide insights into CoreLogic's operational, technology and growth strategies.
62

Paul F. Folino
Mr. Folino has served as a member of our Board since July 2011. Mr. Folino was executive chairman of the board of directors of Emulex Corporation, an information technology product manufacturer specializing in servers, network and storage devices for data centers, from 2006 until his retirement in 2011, and remains an Emulex board member. Previously, he had served as a director of Emulex since 1993, as chairman from 2002 to 2006, and as chief exeutive officer from 1993 to 2002. Mr. Folino also serves on the boards of Microsemi Corporation, a provider of semiconductor solutions, Commercial Bank of California, and Lantronix, Inc., a provider of device networking and remote access products for remote IT management, as well as numerous charitable organizations. Mr. Folino brings significant expertise regarding information technology and intellectual property. In addition, as a seasoned CEO, Mr. Folino provides valued input on a variety of leadership, strategy and organizational matters.

68

Anand K. Nallathambi
Mr. Nallathambi is our President and Chief Executive Officer and has served as a member of our Board since June 2010. From November 2009 until the spin-off of our financial services business in June 2010 (the “Separation”), Mr. Nallathambi served as president and chief operating officer of the information solutions group of our predecessor, The First American Corporation (“FAC”). From March 2007 to November 2009, Mr. Nallathambi served as chief executive officer of FADV and from 2005 to March 2007 served as its president. From 2007 to 2009, Mr. Nallathambi was also a member of the board of directors of FADV. Prior to joining FADV, from 1996 to 1998, Mr. Nallathambi served as president of FAC's credit information group and as president of First American Appraisal Services, a real-estate appraisal company. Mr. Nallathambi has worked with us in various capacities for nearly 22 years and brings unique insight into our management practices and has a deep understanding of our history and culture. Respected for his vision in the consumer data industry and his leadership as former chairman of the Consumer Data Industry Association, Mr. Nallathambi's strategic perspectives on combining property and consumer information have helped drive innovative product development initiatives at the Company.

51

Thomas C. O'Brien
Mr. O'Brien was originally appointed to our Board in April 2008 pursuant to an agreement with Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III L.P. ("Highfields"), as discussed in our Current Report on Form 8-K dated April 10, 2008. The 2008 agreement with Highfields expired in December 2009. Mr. O'Brien has served as the chief executive officer and president of Insurance Auto Auctions Inc., a provider of specialized services for automobile insurance, since 2000. Mr. O'Brien also serves as a director of KAR Auction Services, Inc., a provider of vehicle auction services in North America. As a result of his experience as a chief executive officer, Mr. O'Brien provides valued insight into corporate governance and our management practices, in particular with respect to the relationship between performance and compensation.

59

Jaynie Miller Studenmund
Ms. Studenmund has served as a member of our Board since July 2012. From January 2001 to January 2004, Ms. Studenmund was chief operating officer of Overture Services, Inc., the creator of paid search advertising, acquired by Yahoo, Inc. in 2004. From February 2000 to January 2001, Ms. Studenmund was president and chief operating officer of PayMyBills.com, a leading online bill management company. Prior to this, Ms. Studenmund held senior positions in the financial services industry, serving as executive vice president and head of retail banking at Great Western Bank and then Home Savings Bank (both are now part of JPMorgan Chase) from 1996 to 1998, and as executive vice president and head of retail banking and chief marking officer at First Interstate Bank (now part of Wells Fargo) from 1985 to 1996. Ms. Studenmund has served as a director of Orbitz Worldwide, Inc., an online travel company, since 2007; as a director of Pinnacle Entertainment, Inc., an owner, operator and developer of casinos and related hospitality and entertainment facilities, since March 2012; as director for several public funds as well as other funds for Western Asset, a major fixed income fund, since 2004; and as a director of several private companies, including Forest Lawn Memorial Parks, an industry-leading memorial parks provider, since 2002. She is also a director of Huntington Memorial Hospital, a regional teaching hospital in Pasadena, California. Ms. Studenmund has more than 30 years of executive management and operational experience across a diverse group of businesses in financial services and the online media and communications sector. She is also a seasoned director, having guided the growth and development of several technology and internet companies. With her background, Ms. Studenmund brings to our Board broad operational expertise and strong insights into growth strategies, particularly through technology, software and the internet.
59

D. Van Skilling
Mr. Skilling has served as a member of our Board since 1998 and as Chairman of the Board since May 2011. Mr. Skilling served as chairman and chief executive officer of Experian Information Solutions, Inc. (“Experian”) from 1996 to 1999 and was originally appointed to our Board pursuant to an agreement with Experian which required that we nominate an Experian designee as a candidate for election to our Board. Our agreement with Experian terminated in December 2009. Mr. Skilling has served as the president of Skilling Enterprises, a private investment firm, since 1999. Mr. Skilling also serves as chairman of the board of ONVIA, Inc. and as a director of American Business Bank. Previously, he served as a director of FADV, The Lamson & Sessions Co. and McData Corporation. Mr. Skilling, who was responsible for businesses that Experian contributed to a joint venture between Experian and our Company (which is now wholly owned by us), provides our Company with insight into the development of these businesses as well as strategies for managing them. Mr. Skilling has extensive experience as a director of publicly-traded companies and a strong executive background including extensive executive experience in corporate finance and strategic planning, corporate governance and public company executive compensation.

79

David F. Walker
Mr. Walker has served as a member of our Board since May 2010. Mr. Walker served as the director of the Program of Accountancy at the University of South Florida in St. Petersburg from 2002 through June 2009. From 1986 to 2002, Mr. Walker was a partner with Arthur Andersen LLP, an accounting firm, having led the firm's assurance and business advisory practice for the Florida Caribbean Region, from 1999 through 2002. Mr. Walker also serves on the boards of CommVault Systems, Inc., a data and information management software company, and Chico's FAS, Inc., a women's specialty retailer. Mr. Walker previously served as a director of Technology Research Corporation, Inc. and FADV. Mr. Walker's extensive experience in public accounting and on corporate boards, including as a past and present chair of other audit committees, contributes to the Board's oversight of the Company's financial reporting, controls and risk management.

59

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

74

Executive Officers
The following provides information regarding the Company's current executive officers. Executive officers of the Company are appointed annually by the Board on the day of the annual meeting of stockholders or at such other times as determined by the Board.

Name	Position(s) Held	Age
Anand K. Nallathambi	President and Chief Executive Officer	51
Frank D. Martell	Chief Financial Officer	53
George S. Livermore	Group Executive and Executive Vice President, Global Sales and Client Strategy	52
Barry M. Sando	Group Executive and Executive Vice President for Mortgage Origination Services and Asset Management and Processing Solutions	53
Stergios Theologides	Senior Vice President, General Counsel and Secretary	46
James L. Balas	Senior Vice President, Finance and Controller	42
________

•	Anand K. Nallathambi's biography is set forth above under “Directors.”

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

•
George S. Livermore has served as the Company's Group Executive and Executive Vice President, Global Sales and Client Strategy, with overall responsibility for sales and marketing and delivering on the Company's enterprise growth strategy since January 2013. From June 2010 through January 2013, he served as Group Executive and Executive Vice President for the Company's data and analytics segment. From September 2005 to June 2010, Mr. Livermore was president of FAC's property information and services group within the information solutions company. Additionally, he served as president of First American Real Estate Solutions L.P. since its formation in 1998.

•
Barry M. Sando has served as the Company's Group Executive and Executive Vice President for the mortgage origination services and asset management and processing solutions segments since December 2012, and previously served in this position for the mortgage origination services and default services segments between December 2011 and December 2012, and for the business and information services segment of the Company from June 2010 to December 2011. From 1997 to June 2010, Mr. Sando was president of the information and outsourcing solutions business segment of FAC. He also served as president of FAC's flood zone certification subsidiary during 1997, served as its executive vice president from 1995 to 1997 and was employed by FAC's tax service subsidiary from 1991 to 1995.

•
Stergios Theologides has served as the Company's Senior Vice President, General Counsel and Secretary since June 2010. Mr. Theologides served as senior vice president and general counsel of the information solutions group of FAC from November 2009 until June 2010. Mr. Theologides served as the executive vice president and general counsel of Morgan Stanley's U.S. residential mortgage business from 2007 to 2009, overseeing legal, compliance, operational risk, fraud prevention, quality assurance and consumer and community affairs for Morgan Stanley's mortgage origination and servicing platforms. From 1998 to 2007, Mr. Theologides was the executive vice president and general counsel of New Century Financial Corporation ("New Century". At New Century, Mr. Theologides oversaw legal, compliance, privacy, security, consumer relations and government affairs. New Century filed for bankruptcy protection in April 2007 and was ultimately liquidated. Mr. Theologides began his career as a corporate and securities lawyer at O'Melveny & Myers, LLP.

•
James L. Balas has served as the Company's Senior Vice President, Finance and Controller since September 2012. Mr. Balas joined the Company as Senior Vice President and Controller in March 2011. From April 2009 to March 2011, Mr. Balas was the vice president and corporate controller for Ameron International, an international manufacturer of products and materials for the chemical, industrial, energy, transportation and infrastructure markets. From 2008 to 2009, Mr. Balas served as chief financial officer of Solar Integrated Technologies, a provider of commercial solutions for the production of solar electric power, and as vice president of finance from 2006 to 2008. From 2003 to 2006, Mr. Balas served as the director of finance and corporate development for Keystone Automotive Industries, Inc., a distributor of aftermarket automotive parts and accessories. From 1998 to 2003, Mr. Balas was with Ernst & Young LLP's consulting division (acquired in May 2000 by Cap Gemini S.A.) where he served as senior manager, corporate development beginning in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance
Rules adopted by the SEC require our officers and directors, and persons who beneficially own more than ten percent of our issued and outstanding common stock, to file reports of their ownership, and changes in ownership, of our shares with the SEC on prescribed forms. Officers, directors and greater-than-ten-percent beneficial owners are required by the SEC's rules to furnish us with copies of all such forms they file with the SEC.
Based solely on the review of the copies of the forms received by us, or written representations from reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that our officers, directors and greater-than-ten-percent beneficial owners timely complied with all such filing requirements during fiscal 2012.

Code of Ethics

The Board has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics is posted on the Investors section of the Company's Web site under Corporate Governance at www.corelogic.com. The Board also has adopted a broader code of ethics and conduct, applying to all employees, officers and directors, which also has been posted under "Investors--Corporate Governance" on the Web site at the address stated above. If the Company waives or amends any provisions of these codes of ethics that apply to the Company's directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, it will disclose such waivers or amendments on the Company's Web site, at the address and location specified above, to the extent required by applicable SEC and New York Stock Exchange (“NYSE”) Rules.

Audit Committee of the Board of Directors
The Company has a standing Audit Committee of the Board of Directors. The current members of the Audit Committee are Messrs. Walker (Chairman), Chatham, Dorman, Skilling and Ms. Widener. Mr. Dorman joined the Audit Committee upon his election to the Company's Board on July 26, 2012.
Our Board has determined that each of Messrs. Walker and Skilling is an “audit committee financial expert” within the meaning of the SEC's rules and regulations and that each of the members of our Audit Committee is "independent” under applicable SEC rules and the listing standards of the NYSE and “financially literate” under the listing standards of the NYSE.

Item 11. Executive Compensation

Compensation Discussion and Analysis
This discussion and analysis of the compensation program for our named executive officers should be read in conjunction with the tables and text contained elsewhere in this Item 11 that describe the compensation awarded to, earned by or paid to the named executive officers in 2012.
Our Compensation Discussion and Analysis (“CD&A”) describes the Compensation Committee's (the “Committee's”) compensation philosophy, objectives, policies and compensation decisions made for “named executive officers” for 2012 listed below:

Named Executive Officer	Position as of December 31, 2012
Anand K. Nallathambi	President and Chief Executive Officer
Frank D. Martell	Chief Financial Officer
George S. Livermore	Group Executive and Executive Vice President for Data and Analytics*
Barry M. Sando	Group Executive and Executive Vice President for Mortgage Origination Services and Asset Management and Processing Solutions
Stergios Theologides	Senior Vice President, General Counsel and Secretary
___________
* On January 10, 2013, Mr. Livermore was appointed to Group Executive and Executive Vice President, Global Sales and Client Strategy with overall responsibility for sales and marketing and delivering on the Company's enterprise growth strategy.
Executive Summary
The Company achieved strong financial results in 2012 with record levels of revenue, operating and net income from continuing operations. These record results were due to higher mortgage origination volumes primarily from refinancing activity coupled with the transformation of our cost structure which resulted in productivity increases. In addition, we generated strong cash flows which allowed us to return capital to shareholders and reduce our debt levels. During the course of 2012, we experienced a significant increase in the price of our common shares. The Company began the year with a stock price of $12.93 and ended 2012 with a stock price of $26.92, which represents an increase of 108%. We believe the Company's ongoing efforts have also positioned us well for the future.
Financial Results
The Company delivered strong financial results in 2012. Demand in our most important business driver - residential mortgage origination volume-was up by an estimated 32% in 2012 compared to 2011 based on statistics published by the Mortgage Bankers Association and data from significant mortgage originators. Furthermore, execution of our business plan allowed us to capitalize on the demand growth and deliver even greater improvement in profitability levels and margins. 2012 revenue was up 17% over 2011, while adjusted EBITDA, which is used as one of the performance targets under our annual incentive plan, grew by over 50% compared to 2011. The mortgage origination services segment and asset management and processing services segment results outperformed their respective markets, while data and analytics demonstrated strong year over year growth.
Operational Improvements, Strategic Initiatives and Accomplishments
In 2011, our executive leadership team implemented aggressive actions to sharpen our focus on our core businesses, transform our cost structure, drive productivity, and better position us to capitalize on our competitive strengths. 2012 was a year of executing on these objectives, which we believe resulted in driving significant increases in stockholder value during the year. Key actions included:

•	Restructuring the business into three core segments: data and analytics, mortgage origination services and asset management and processing solutions to drive focus and improve capability alignment;

•	Implementing a cost reduction initiative which resulted in lowering our 2012 corporate functions costs by $62.2 million;

•	Launching our Technology Transformation Initiative which is an extension of our cost reduction initiatives and which we expect will drive future operational efficiencies;

•	Reducing our debt by $115.9 million, which reduced gross leverage to less than 2 times adjusted EBITDA;

•	Returning capital to stockholders by repurchasing 10 million shares of common stock;

•	Focusing on growing free cash flow, one of the performance targets under our annual incentive plan, which totaled $277.8 million in 2012 compared to $99.4 million generated in 2011; and

•	Scaling up our geo-spatial business which included our acquisition of CDS Business Mapping, LLC.

Executive Compensation Program Rewards Strong Financial Results
Our Company's primary objective is to achieve sustainable profitable growth with high near- and long-term stockholder returns within a culture of prudent risk management. To sustain our financial performance, we believe that we should closely link executive compensation to Company performance.
The Company's underlying pay-for-performance compensation approach is intended to recognize both below- and above-expected performance results. For example, in 2011 our CEO and the majority of our other named executives for 2011 received regular annual cash incentive awards that were below (and in some cases significantly below) targeted levels as a result of our performance in 2011. For 2012, CoreLogic exceeded target performance across all four defined financial metrics under our annual incentive bonus plan, as illustrated below:

Financial Performance Metric	Budget (In millions, except percentages)	Actual 2012 Results (In millions, except percentages)	Percentage Achieved
2012 Corporate Revenue	$1,410	$1,567.6	111%
2012 Corporate adjusted EBITDA	$360	$450.5	125%
2012 Corporate adjusted EBITDA margin	25.5%	28.7%	113%
2012 Corporate adjusted Free Cash Flow	$180	$277.8	154%

As a result of our performance in 2012 and as described in more detail below, our CEO and other named executives received annual cash incentive awards for 2012 that were above targeted levels pursuant to the terms of our bonus plan.

Key Elements of Executive Compensation Program and Strategy
In setting the mix of target total compensation for our named executive officers, the Committee sought to provide a combination of compensation elements heavily weighted to variable performance-based pay. The Committee has taken the following actions which we believe met this objective and which concretely demonstrate our commitment to a pay-for-performance compensation philosophy:

Program or Policy	2012 Summary

Rewards Strategy	•	Maintained a rewards strategy that links total compensation to Company's operating results and share price performance
	•	Positioned target compensation at approximately market median levels

Peer Group	•	Set compensation and pay policies and practices following a comparison against a market peer group that includes companies with whom we compete for talent and are of a generally comparable size
	•	For 2013, updated the peer group by adding three new peers whose inclusion helps further align CoreLogic with the peer median revenue

Base Salaries	•	Made no changes to named executive officer salaries in light of our 2011 performance to reinforce paying for performance

	•	For 2013 continued with no changes to named executive officer salaries despite strong performance in 2012

Annual Incentive Bonus (Incentive Compensation Plan, or ICP)	•
Added free cash flow as a metric to drive cash conversion and increased the weighting of Company financial performance to 80% of the annual incentive bonus opportunity for all named executive officers to emphasize team alignment and the importance of Company financial performance

Long-Term Incentives (LTI)	•	Continued to emphasize LTI compensation as the majority of total target compensation for named executive officers
	•	Placed greater emphasis on performance-based awards in 2012, increasing performance-based awards to 50% of each executive's target 2012 LTI award value (up from 40% in 2011)
	•	For 2012 performance-based awards identified stretch earnings per share target
•
For 2013, the Company is taking several actions to reinforce long-term, stockholder-aligned performance incentives, including setting earnings per share (or “EPS”) targets for performance-based awards for a 3-year performance period and including a relative performance measure that will adjust the shares earned based on the performance of CoreLogic's total stockholder returns relative to its peers

Retirement Programs	•	The Company's overall plans are aligned with the market. The supplemental executive retirement program that the Committee froze in 2010 remains closed to new participants

Executive Perquisites	•
The Company provides limited perquisites, which include executive life insurance. This program provides the participant with up to two times their annualized base salary (up to a maximum of $1 million) in group universal life insurance

Governance / Other	•	The Company adopted stock ownership guidelines and share retention requirements for named executive officers
	•	The Company does not offer any gross-ups for change in control compensation
	•	Company policy prohibits executive officer transactions in put options, call options or other derivative securities or otherwise pledging Company securities as collateral for a loan
•
The Company completes an annual risk assessment of compensation plans, which is reported to the Committee, to ensure that incentive compensation plans do not create an incentive for participants to take excess risks for the business

Our Compensation Philosophy and Objectives
We believe our compensation philosophy plays a vital role in achieving our commitment to stockholders. Superior execution by highly competent senior leadership is critical to achieving and maintaining consistent, outstanding annual and long-term financial performance. The Committee has designed our named executive officer compensation program to enhance stockholder value by ensuring that a large part of compensation is variable and equity based compensation aligned to the

Company's performance. The target pay mix for the Company's Chief Executive Officer and the next three highest paid named executive officers in 2012 is displayed in the chart below:

Pay Mix
Chief Executive Officer
Base Salary
15%
Target Bonus
19%
Long-Term
Incentives
66%

In addition, a named executive officer's rewards are also partially influenced by (i) the performance of the officer's business unit or function and (ii) a subjective analysis of the individual named executive officer's performance.
The Committee's executive compensation decisions reflected its compensation philosophy of:

•	Paying for performance;

•	Attracting, motivating and retaining highly-qualified executive officers critical to our long-term success;

•	Aligning the interests of our executive officers with the interests of our stockholders;

•	Providing reasonable and competitive compensation opportunities in line with the Company's peer group members, as determined by the Committee from time to time;

•
Rewarding executive officers for achieving pre-defined stretch goals and objectives, including objectives that may not yield current-period financial results but that we believe will position the Company for enhanced results in future periods; and

•	Encouraging strategic long-term development and investment in the business.
Our Compensation Program Governance Practices
In making compensation decisions for our named executive officers, the Committee operates within a governance structure that provides for annual review of our executive compensation programs to ensure they support our compensation philosophy and ultimately serve the best interests of our stockholders. Key attributes of our compensation program governance are:

•	Evaluation of Company and business line performance compared to target performance;

•	Establishing annual target performance levels that challenge management to continue to improve our revenue, profitability and cash flow

•	Peer group analysis;

•	Evaluation of individual performance;

•	Evaluation of trends in total stockholder return;

•	Risk management;

•	Analysis and adoption of emerging best practices in compensation and governance;

•	Independent compensation consultant advice; and

•	Exercise of Committee discretion.

With respect to the adoption of best practices in compensation and governance, among the practices we employ are the following:

•	We regularly compare our practices to our peer group with respect to our rewards programs to ensure that these are in line with current best practices;

•	We have performance-based vesting conditions in grants of restricted stock units (50% of overall grant value);

•	We provide limited perquisites;

•	We have recoupment provisions in our annual and long-term incentive plan award agreements;

•	We have stock ownership and retention guidelines for our executive officers;

•	We do not provide tax gross-ups for compensation paid due to a change in control;

•	We do not provide single-trigger severance payments under our executive employment agreements or change in control agreements; and

•	We have an independent Chairman.
We believe that each element of our executive compensation program helps us achieve one or more of our compensation objectives and that the relative combination of executive compensation program elements helps us achieve all of our compensation objectives. The following table lists each material element of our executive compensation program and the compensation program objectives that it is designed to achieve. The following table also illustrates how our compensation philosophy guided the Committee's 2012 compensation actions.

	Pay for Performance	Attract, Motivate & Retain Highly Qualified Executives with Competitive Pay	Align Executives; Interests with Stockholders	Encouraging Strategic Long-Term Investment in the Business

Peer Group		✓	✓
Base Salaries/Merit Increases	✓	✓
Annual Incentive Compensation Plan	✓	✓	✓
Long-Term Incentives	✓	✓	✓	✓
Retirement Plans		✓	✓
2012 Say-on-Pay Votes on Compensation Decisions
Our stockholders are provided with an opportunity to cast an annual advisory vote on our executive compensation program through the say-on-pay proposal. At the 2012 Annual Meeting of Stockholders, we held our stockholder advisory vote on compensation of our named executive officers, pursuant to which approximately 84% of the votes cast supported our say-on-pay proposal. The Committee considered this to be a strong vote outcome in support of the Company's pay programs in light of the fact that ISS, a shareholder advisory firm, recommended against CoreLogic's say on pay for 2012 based on what CoreLogic considers to be inappropriate criticism of the Company's pay programs. Glass Lewis, the other major shareholder advisory firm, recommended a vote in favor of our say-on-pay proposal. The Committee considered the input of shareholders and advisory firms in the design of its 2013 compensation programs. Further modifications made for 2012 and 2013 performance years continue to strengthen the pay for performance relationship and focus on building stockholder value. The Committee will continue to consider the outcome of the Company's say-on-pay proposals when making future compensation decisions for our named executive officers.
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
Decisions regarding compensation of the Chief Executive Officer are made solely by the Committee based on its deliberations with input from its independent compensation consultant. Decisions regarding other named executive officers are made by the Committee after considering recommendations from the Chief Executive Officer and certain other named executive officers, as appropriate, as well as input from the Committee's independent compensation consultant. No executive officer controls his or her own compensation. The Company's Chairman, Chief Executive Officer, and, as appropriate, its General Counsel, Chief Financial Officer and Chief Human Resources Officer, may attend the portion of the Committee's meetings where individual named executive officer performance is discussed. Only Committee members may vote on named executive officer compensation decisions.
The Committee meets in executive session with its independent compensation consultant at most meetings.
Role of Independent Compensation Consultant
The Compensation Committee has retained Steven Hall & Partners (“Steven Hall”) as its independent compensation consultant to advise on the compensation of our named executive officers. The Committee's independent compensation consultant generally advises the Committee on the appropriateness of the Company's compensation philosophy, peer group selection and general executive compensation program design. During 2012, as part of its engagement with the Committee, Steven Hall:

•	advised on the selection of a peer group of companies for executive compensation comparison purposes;

•	provided guidance on industry best practices and emerging trends and developments in executive officer compensation;

•	analyzed pay survey data; and

•
advised on determining the total compensation of each of our named executive officers and the material elements of total compensation, including (1) annual base salaries, (2) target cash bonus amounts, and (3) long-term incentive awards.

The Committee retained its independent compensation consultant directly, although in carrying out assignments, the independent compensation consultant also interacted with Company management to the extent necessary and appropriate. The independent compensation consultant performed no additional services for the Company, and the Committee does not believe the independent compensation consultant's work has raised any conflict of interest. The Committee has the sole authority to select, retain, and terminate the independent compensation consultant, as the Committee deems appropriate.
Commitment to Pay for Performance as Reflected in Compensation Actions for Named Executives
The guiding principle of our executive compensation philosophy is to “pay for performance.” This philosophy forms the basis for our executive compensation program design, performance target setting, and the Committee's determination of compensation levels. To ensure responsible levels of executive compensation, the Committee evaluates the performance of the individual and the Company as a whole when determining incentive pay for executive officers. We believe this approach aligns compensation decisions with the long-term interests of the Company and its stockholders. One example of the Company's commitment to paying for performance is that salaries were frozen in 2012 after a challenging 2011. Despite strong 2012 performance, executive officer salaries will remain unchanged for 2013.
CoreLogic's revenue and adjusted EBITDA margin performance exceeded goals by approximately 11% and 13%, respectively. Adjusted EBITDA results were 125% of target, while free cash flow was over 150% of goal. As a result of these achievements, annual Incentive Compensation Plan (“ICP”) awards for named executive officers were 177.5% of target. Our CEO received a 2012 annual cash bonus of $1,774,600.
CoreLogic's long-term incentive plans are also aligned to the pay-for-performance approach. The Company's primary equity vehicles are performance-based long-term incentives and stock options, which require executive leadership to drive financial performance and stockholder return to earn target levels of long-term incentive award payouts. With the significant increase in the Company stock price in 2012, the value of previously awarded long-term incentives has increased. 2012 performance resulted in an adjusted EBITDA/share of $4.33, which resulted in the vesting of the first 25% of the 2010 performance based staking award that was provided to the then-sitting named executive officers upon CoreLogic's separation from First American Financial as an incentive to drive performance for the new organization. As described in more detail below, 2012 EPS performance also resulted in achievement of 150% of the 2012 Performance-Based Restricted Stock Unit (PBRSU) award, which will vest at the end of 2014 in order to encourage management to sustain and further grow the stock price in the coming two years.
The PBRSUs granted in 2011 are tied to aggressive long-term EPS and EBITDA per share goals that are to be measured at the end of 2013 (i.e., a 3-year performance cycle measured at the end of the third year), and therefore are at risk of forfeiture absent sustained strong performance in earnings and EBITDA in 2013. The 2013 targets require more than an 85% increase in adjusted EPS in 2013 compared to 2010 levels and a 29% increase in adjusted EBITDA per share for the same period. The performance emphasis in the LTI structure, as well as strong alignment with stockholder value, is demonstrated by the change in the CEO's historical LTI award value since our separation from First American Financial based on our performance and increases or decreases in our stock price. When the stock price was $12.93 as of December 30, 2011 and based on our estimated performance against the applicable performance targets through that date, the CEO's award value was 35% of the targeted grant value. With the increase in stock price to $26.92 as of December 31, 2012 and based on our estimated performance against the applicable performance targets through that date, the CEO's LTI value is 155% of the targeted grant value.

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
In order to determine competitive compensation practices, the Committee relies primarily upon data compiled from public filings of selected companies (“comparator companies”) that it considers appropriate comparators for these purposes. The comparator companies used by the Committee for 2012 compensation are identified below. In addition, the Company considers nationally-recognized survey data published by various consulting firms, such as Towers Watson and Mercer. The Committee considers compensation survey data that is scoped to a comparable revenue size for the Company, and is primarily general industry survey data. However, high technology segment survey data may be used periodically.
The Committee selected the comparator companies based on similarities of business lines and comparable financial measures such as revenues, market capitalization and margins. The Committee used the comparator companies in CoreLogic's 2012 peer group as a market reference point for March 2012 compensation decisions.
For 2013, the Committee reassessed the comparator companies and further refined its peer group based on the following principles:

•	CoreLogic's most direct business and talent competitors should be included; and

•	The overall peer group should be constructed to be generally comparable to our size.

The 2012 and 2013 peer groups consist of the following companies:

	Peer Revenues as of Dec 31, 2012 ($)
2012 Peer Group	2012 Peers	2013 Peers
Acxiom	1,109	1,109
Alliance Data Systems	3,641	3,641
Broadridge Financial Solutions	2,336	2,336
Ciber	884	884
DST Systems	2,577	2,577
Dun & Bradstreet	1,663	1,663
Equifax	2,160	2,160
Fair Isaac	696	696
Fidelity National Info Services	5,808	5,808
Fiserv	4,482	4,482
Gartner	1,616	1,616
Henry (Jack) & Associates	1,073	1,073
IHS	1,530	1,530
Lender Processing Services	1,998	1,998
Verisk Analytics	1,534	1,534

2013 Peer Group Additions
Sapient Corporation	—	1,162
CSG Systems International, Inc.	—	757
Syntel, Inc.	—	724

Summary Statistics
75th Percentile	2,456	2,292
50th Percentile	1,663	1,575
25th Percentile	1,320	1,082

CoreLogic	1,568	1,568
Percent rank	38.6%	49.4%
After considering the data collected on competitive compensation levels and relative compensation within the executive officer group, the Committee determined each individual named executive officer's target total compensation opportunity based on Company and individual performance and the need to attract, motivate and retain an experienced and effective management team. The Committee primarily examines the relationship of each named executive officer's base salary, target annual incentive bonus opportunity and long-term incentive opportunity to market median data. The Committee does not believe, however, that compensation opportunities should be structured toward a uniform relationship to median market data. Accordingly, total compensation for specific individuals or roles will vary based on Company and individual performance, scope of responsibilities, tenure, experience, comparisons with other executives within the firm, institutional knowledge, external market compensation data, and/or difficulty in recruiting a replacement executive officer. For 2012, the aggregate target total compensation for CoreLogic's named executive officers was aligned with the market median.

Compensation Structure
The Company's named executive officer compensation program consists of three main elements, which are discussed in more detail below:
Base Salary: fixed pay that takes into account an individual's role and responsibilities, experience, expertise and performance and is designed to compensate individuals for their expected day-to-day performance;
Annual Incentive Bonus: cash-based variable pay designed to reward named executive officers primarily based on annual Company performance; and

Long-Term Incentives: stock-based awards that are designed to align our executive officers' incentives with the long-term performance of the Company.
Pay Mix
The Committee has designed the Company's compensation structure to focus our named executive officers on total Company performance and has weighted their pay mix heavily on performance-based incentive pay. The Committee believes that the overall pay mix balance and emphasis on long-term incentives, together with our stock ownership guidelines and retention requirements, limits concerns of taking excessive business risks to enhance short-term reward outcomes. By following this balanced approach, the Committee endeavors to provide our named executive officers with a measure of security with respect to the minimum level of compensation to be received through base salaries, while motivating our named executive officers to focus on the business metrics that we believe will produce a high level of performance for the Company with corresponding increases in stockholder value. The Committee also seeks to provide an incentive for performance, while simultaneously reducing the risk of loss of top executive talent to competitors.
Base Salary
The Committee sets named executive officer base salaries based on the individual's position and current and sustained individual performance. Base salaries are paid in cash, reflect the executive officer's experience and level of responsibility, and together with annual incentive awards, are intended to be competitive with annual compensation for comparable positions with comparator companies and/or the broader market. The Committee reviews base salaries annually and adjusts them, if appropriate, based on factors such as the Company's, the business unit's and the individual executive's overall performance, changes to the executive officer's roles and responsibilities, the executive officer's length of service, and his or her base salary relative to those of similar individuals in peer companies or the broader market.
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
Other than for new hires, the Committee generally determines named executive officer base salaries in the first quarter of each year. The Committee may increase these amounts in its discretion. Following a market compensation assessment and in light of our performance during 2011, in March 2012 the Committee chose to maintain base salaries for the named executive officers at the 2011 levels in order to reinforce the need to perform to receive additional rewards. The Committee determined to maintain base salaries for the named executive officers for 2013 despite strong performance in 2012. The base salaries of the named executive officers from 2011, 2012 and 2013 are as follows:

Named Executive Officer	2011 Base Salary	2012 Base Salary	2013 Base Salary	Percent Change
Anand K. Nallathambi	$800,000	$800,000	$800,000	0%
Frank D. Martell	$550,000	$550,000	$550,000	0%
George S. Livermore	$500,000	$500,000	$500,000	0%
Barry M. Sando	$500,000	$500,000	$500,000	0%
Stergios Theologides	$350,000	$350,000	$350,000	0%

Annual Incentive Bonus
The annual incentive bonus is a critical component of the named executive officer compensation program, rewarding executive officers primarily based on annual performance of the Company. When considered in combination with other compensation components, the annual incentive bonus ensures balanced emphasis on growth initiatives and prudent risk taking, while remaining consistent with the Company's emphasis on long-term incentives as opposed to short-term cash payouts.
As part of the rewards strategy, the Committee first establishes target bonus opportunities at levels generally aligned with market median annual incentive opportunities, except where performance warrants a different amount or the change represents a dramatic shift in cash opportunity available to the named executive officer. Next, the Committee awards performance units under the 2011 Plan in order to permit the Company to deduct for tax purposes the entire amount of the annual bonus under Section 162(m) of the Code. Unlike PBRSUs or RSUs, the performance units are not equity-based awards, but are instead used as a vehicle to determine the amount of each named executive officer's annual bonus in a manner intended to comply with Section 162(m) of the Code. The number of performance units awarded to each named executive officer is established at twice the target bonus opportunity that is payable to the named executive officer if specified performance measures are achieved. Then, after the year has ended and the Committee determines the actual bonus for each named executive officer, the appropriate number of performance units is converted into cash and paid to the executive officer, with the remaining units being canceled. No award is payable unless the Company's 2012 adjusted net income exceeded the performance threshold of $25 million established in the performance unit award agreement at the time of grant for purposes of preserving deductibility under Section 162(m) of the Code. If this initial performance hurdle is satisfied then, in order for any bonus to be paid in respect of a particular performance measure, the Company must have also achieved a threshold performance level of 86% of budgeted performance for a particular performance measure. The 86% threshold performance level for each performance measure represented our actual 2011 performance, and this threshold level was selected in order to ensure that bonuses would only become payable in respect of a particular measure if our performance improved over the prior year. At this threshold performance level, 50% of the target bonus amount allocable to the performance measure is payable; at the target performance level, 100% of the target bonus amount allocable to the performance measure is payable; and at the superior performance level of 120% of budgeted performance, 200% of the target bonus amount allocable to the performance measure is payable. No bonus is earned with respect to a performance measure for performance below the threshold amount. Total cash payable under the performance units is capped at 200% of target. Notwithstanding the annual cash bonus program design, the Committee retains the discretion to decrease the actual annual cash bonus.
Details of the 2012 annual cash bonus targets are as follows:

Named Executive Officer	2012 Target Incentive (% of Base Salary)
Anand K. Nallathambi	125%
Frank D. Martell	125%
George S. Livermore	100%
Barry M. Sando	100%
Stergios Theologides	80%

The Committee established performance measures based on Revenue, adjusted EBITDA and adjusted EBITDA margin, as well as a new measure for 2012, Free Cash Flow (which is defined for purposes of our financial statements as net cash provided by continuing operating activities less capital expenditures for purchases of property and equipment, capitalized data and other intangible assets). As contemplated in the award design, adjusted EBITDA and adjusted EBITDA margin are determined without regard to (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss, (f) foreign exchange gains and losses and (g) the effects of a stock dividend, stock split or reverse stock split. The Committee selected these measures in order to provide a balanced focus on performance across several key metrics aligned with growth, profitability, and cash management. In addition, the Committee believes these measures drive stockholder value. The incentive opportunities were weighted 80% to Company performance goals and 20% to MBOs. The portion of the incentive opportunities weighted to MBOs is also dependent on the level of achievement of the Company performance goals, and the amounts that may become payable based on attainment of the MBOs will increase or decrease in direct correlation to the level of the achievement of the Company performance goals. For example, if none of the performance goals is achieved at the threshold level, no MBO opportunity will be eligible to become payable. However, if each performance goal is achieved at the target level, the MBO opportunity will also be eligible to become payable at 100% of the target level, while if each performance goal is achieved at the maximum level, the MBO opportunity will be eligible to become payable at 200% of the target level. A named executive officer's MBOs are stretch goals aligned to growth objectives, which are critical to the Company's short and long-term performance that are otherwise not measurable through the financial performance metrics. The MBOs included a combination of the following objectives: achievement of revenue growth targets, operational efficiencies and cost reductions as part of Project 30, innovation and business specific focus areas, and leadership and organizational effectiveness. The weighting, targets, and actual performance for the respective measures are outlined in the table below.

Financial Performance Metric	Percentage of Total Incentive Award (1)	Budget (In millions, except percentages)	Actual 2012 Results (In millions, except percentages)	Percentage Achieved
2012 Corporate Revenue	30%	$1,410	$1,567.6	111%
2012 Corporate adjusted EBITDA	25%	$360	$450.4	125%
2012 Corporate adjusted EBITDA margin	25%	25.5%	28.7%	113%
2012 Corporate Free Cash Flow	20%	$180	$277.8	154%
As discussed above, a portion of the bonus is also subject to satisfying the MBO criteria.
For each financial performance metric, achievement of budget performance yields a payout at target. Threshold performance was defined as 86% of budget for 2012, and equates to a 50% of target award. Maximum performance is defined as 120% of budget, and equates to a 200% of target award. The table below summarizes the target and actual incentive bonus amounts for each named executive officer. Differences among the named executives' actual bonus amounts as a percentage of their target bonus amounts are the result of differing levels of achievement of the MBOs by the named executives.

Named Executive Officer	2012 Target Incentive (% of Base Salary)	2012 Actual Incentive earned (% of Base Salary)	2012 Actual Annual Incentive Earned
Anand K. Nallathambi	125%	222%	$1,774,600
Frank D. Martell	125%	222%	$1,220,100
George S. Livermore	100%	162%	$809,900
Barry M. Sando	100%	177%	$887,300
Stergios Theologides	80%	138%	$482,500

Long-Term Incentives
The Company's long-term incentive compensation program emphasizes achievement of long-term operating objectives and stockholder value creation through a focus on RSUs, PBRSUs and stock options. The Committee believes that utilizing a portfolio of long-term incentive vehicles with majority weighting on performance-based vehicles (PBRSUs and stock options) balances the need to reward superior performance with the desire to align our named executive officers with stockholders through equity ownership. When considered in combination with other Company compensation components and our new stock ownership guidelines and retention requirements, long-term incentives ensure balanced emphasis on growth initiatives and appropriate risk taking.
For 2012, long-term equity incentive compensation represented the largest component of the total named executive officer compensation. In order to increase the performance emphasis of the Company's long-term incentive approach, CoreLogic increased the weighting on grant value of PBRSUs to 50%, while options were at 24% for Mr. Nallathambi, 30% for Messrs. Martell, Livermore, Sando and Theologides and RSUs at 26% for Mr. Nallathambi and 20% for Messrs. Martell, Livermore, Sando and Theologides. In determining the amounts of the equity compensation awarded, the Committee considered a variety of factors including: individual performance, competencies, skills, prior experiences, scope of responsibility and accountability within the organization, and our desired mix of fixed vs. performance-based pay. For 2013, the Committee has maintained the 2012 equity vehicle mix at 50% PBRSUs, 30% stock options and 20% RSUs for all of the named executive officers (including Mr. Nallathambi).
Performance-Based Restricted Stock Units
For the PBRSUs granted in March 2012, CoreLogic used a performance metric of adjusted EPS. This metric was selected because it measures bottom line profitability, is a commonly used investor metric, provides a balance to the measures used in the annual incentive plan, and is aligned with stockholder value creation. In order to avoid using similar performance metrics for both our long-term PBRSUs and our annual incentive plan, in 2012 we determined to use adjusted EPS as the sole performance metric instead of having a portion of the PBRSUs subject to an adjusted EBITDA measure as they were in 2011. Given the dynamic market environment and related degree of volatility in CoreLogic's business and broad market demand, the Company elected to measure the adjusted EPS results achieved at the end of 2012 to determine the number of shares that may ultimately become earned if the additional time-based vesting requirements are satisfied. The 2012 PBRSU grants have a maximum payout equal to 150% of the target award, rather than a 200% maximum payout as was in place for 2011 PBRSU grants. The Committee determined to decrease the “upside leverage” for the 2012 PBRSU grants in connection with establishing the adjusted EPS targets for 2012. The PBRSUs do not vest for another two years (i.e., the end of 2014), so there is a significant ongoing incentive to sustain and improve company long-term profitability and stockholder value. The Committee determined target performance levels based on stretch performance goals. The target 2012 adjusted EPS level was set at 142% of the Company's 2011 actual adjusted EPS. The goals and actual performance for the 2012 PBRSU grants are outlined below. Given the strong business performance achieved , the 2012 PBRSU grants attained the maximum award level of 150% of target, and will be payable to the named executive officers at the end of 2014 pending continued employment.

2012 PBRSU Grant Performance Targets, Payout Opportunities, and Achievements

Item	Threshold	Target	Maximum	Actual
2012 adjusted EPS Goals	$0.85	$1.04	$1.25	$1.58
Implied Payouts Upon Achievement	50%	100%	150%	150%

For 2013, CoreLogic refined the PBRSU vehicle to incorporate additional key design features that provide greater long-term focus and alignment with stockholders. The adjusted EPS performance metric will be measured over a 3-year horizon (i.e., through 2015), and the awards also include a relative performance measure based on our relative total shareholder return. The final award value earned based on adjusted EPS performance is subject to up or down modification based on CoreLogic's total shareholder return performance versus its peer group over the 3-year measurement period.
Stock Options
Thirty percent (24% for Mr. Nallathambi) of the March 2012 award grant value was in the form of stock options vesting in three equal installments on the first, second, and third anniversaries of the grant date. The stock option awards have an exercise price that is equal to the closing price of our common stock on the date of grant. Thus, these awards provide an incentive to grow overall stockholder value as they provide a reward to the named executive officers if the Company's stock price appreciates above the exercise price.
Restricted Stock Units
Twenty percent (26% for Mr. Nallathambi) of the March 2012 award grant value was in the form of RSUs vesting in three equal installments on the first, second, and third anniversaries of the grant date. These awards encourage executive retention as the vesting condition is continuous employment by the executive officer following the grant date in addition to aligning the interest of the named executive officers with those of stockholders as the value increases or decreases in conjunction with the Company's stock price.
In 2012, we positioned our target long-term incentive award value at grant at approximately the market median. This positioning enables us to be competitive in overall compensation, while allowing for additional value to be earned if performance is strong. Details of the 2012 grant awards are presented in the table below.

Named Executive Officer	March 2012 RSUs Granted(1)	March 2012 Stock Options Granted	March 2012 PBRSUs Granted(2)
Anand K. Nallathambi	57,266	156,774	109,524
Frank D. Martell	23,870	63,870	35,483
George S. Livermore	20,653	43,548	24,193
Barry M. Sando	20,653	43,548	24,193
Stergios Theologides	13,386	25,403	14,112

______________________________

(1)	RSUs amounts include the one-time strategic incentive awards granted to all named executive officers other than Mr. Nallathambi, as further described below.
(2) PBRSU amounts shown at target performance level. Based on 2012 performance, 150% of target PBRSUs were granted and vest contingent upon continued employment through December 31, 2014.
2011 One-Time Incentive Awards
In addition to the long-term incentives described above, all of the named executives other than Mr. Nallathambi received grants of one-time incentive awards in March 2012 in the form of time-vested RSUs. These awards were described in last year's proxy statement, and were granted as an additional compensation opportunity related to 2011 in respect of a 2011 incentive opportunity intended to incentivize the named executives to achieve longer-term strategic initiatives that required substantial effort in 2011. Although we do not consider these awards compensation for 2012, these awards are reflected in the 2012 Summary Compensation Table below in accordance with applicable rules because they were granted in 2012. Mr. Nallathambi was also eligible for a one-time incentive award grant based on his performance, however he recommended, and the Committee approved, that he forego his award as a result of our performance in 2011.
Timing of Equity Grants
After Committee approval, the Company generally issues annual equity awards to named executive officers on the second day on which the NYSE is open for trading following the filing of the Company's Annual Report on Form 10-K. In the case of RSUs denominated in dollars and stock options, pricing (that is, the number of shares or units issued for each dollar denominated RSU award or the exercise price with respect to stock options) is determined as of that date. The price of the Company common stock used for these purposes is the last sale price reported for a share of the Company's common stock on the NYSE on that date. With respect to new hire grants, employees other than executive officers and certain awards to executive officers, the methodology is the same, except that awards are issued on the 20th day (or the next succeeding business day if the market is closed on the 20th day) of the third month of the calendar quarter that follows the date on which the Committee approved the awards.
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

Executive Supplemental Benefit Plan and the Pension Restoration Plan
Three of our named executive officers -- Messrs. Nallathambi, Livermore and Sando -- had become participants in the Company's Executive Supplemental Benefit Plan (the “Executive Supplemental Benefit Plan”) in years prior to its being closed to new participants in 2010. On November 18, 2010, the Company amended the Executive Supplemental Benefit Plan to freeze benefits as of December 31, 2010. As a result, compensation earned after 2010 is not taken into account in determining covered compensation and final average compensation; service after 2010 is not recognized, except for vesting purposes. Mr. Sando is also a participant in the Pension Restoration Plan, which is limited to individuals who became participants before 1995. Explanation of these plans can be found in the Pension Benefits table below.
Deferred Compensation Plan
The Deferred Compensation Plan is a non-qualified retirement plan that allows eligible participants to defer up to 80% of their salary and annual incentive bonus. Participation is limited to executive officers and certain other key employees. In 2010, the Company amended the Deferred Compensation Plan to provide additional Company contributions in the form of 401(k) restoration contributions and discretionary retirement savings contributions to a limited number of executive officers who were not eligible to participate in the Executive Supplemental Benefit Plan. Mr. Theologides received discretionary contributions in the amount of $70,000 in 2012.
Other Benefits
On January 1, 2011, the Company introduced an executive life insurance program for executive officers and other key employees. This program provides the participant with up to two times their annualized base salary (up to a maximum of $1 million) in group universal life insurance.
Further details regarding perquisites are found in the 2012 Summary Compensation Table and accompanying footnotes.
Adjustment or Recovery of Awards
For 2012, the Committee formally adopted new compensation policies and provisions to further improve alignment with best practices. We adopted recoupment provisions which allow the Company to recover performance-based compensation to the extent that it is later determined that applicable performance goals were not actually achieved due to financial restatement or ethical misconduct. We also added non-compete claw-backs in termination agreements for all named executive officers. This policy applies to all performance-based incentive plans including but not limited to the annual incentive cash bonus and performance-based equity awards described above.
Executive Stock Ownership Guidelines and Retention Requirements
In 2012, we also adopted formal guidelines requiring our named executive officers to own a fixed amount of Company stock. The guidelines are based on a multiple of base salary as outlined below:

•	Chief Executive Officer: six times annual base salary;

•	Chief Financial Officer and Group Executives: three times annual base salary; and

•	Other Named Executive Officers: one times annual base salary.
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
Anti-Hedging and Pledging Policy
The Company maintains a policy that prohibits executive officer transactions in put options, call options or other derivative securities or otherwise pledging Company securities as collateral for a loan.
Employment Agreements and Severance Arrangements
Each named executive officer is party to an employment agreement with the Company. The Committee believes that offering employment agreements to key executive officers is consistent with peer practices and serves as an effective retention tool. Each agreement is individually negotiated and terms may vary. For additional information regarding the terms of the employment agreements that the Company has entered into with our named executive officers, see Employment Agreements below.

Change in Control Agreements
The Company's 2011 Plan, 2006 Plan (except as otherwise provided in an award agreement), 1996 Option Plan, the Executive Supplemental Benefit Plan and the Deferred Compensation Plan generally provide for accelerated vesting of award or benefits, as the case may be, in the event of a change in control of the Company. In addition, the Executive Supplemental Benefit Plan provides that when a participant incurs an involuntary separation from service without good cause subsequent to a change in control, payment of benefits will commence in the same manner and in the same amount as if the participant had attained his or her normal retirement age on the date of termination.
Award agreements evidencing RSUs issued in 2009 through 2012 generally provide that vesting will not accelerate as a result of a change in control that has been approved by the Company's incumbent Board of Directors prior to the change in control.
In addition to our equity compensation plan and award agreement provisions which provide for acceleration upon a “change in control,” the Company has entered into change in control agreements with certain executive officers which provide these officers with certain payments upon separation from the Company following a “change in control.” Details of the program are outlined below.
During 2010, the Compensation Committee approved a form of change in control agreement (the “Change in Control Agreement”). In January 2011, Messrs. Nallathambi, Livermore, Sando and Theologides entered into the Change in Control Agreement with the Company, terminating and replacing their prior change in control agreements. Mr. Martell entered into a Change in Control Agreement with the Company on August 29, 2011.
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
Under the Change in Control Agreement, if the termination of the named executive officer's employment occurs without cause or if the executive officer terminates his employment for good reason within the twenty-four month period following a change in control, the Company will pay the following benefits in one lump sum in the month following the month in which the date of the termination occurs:

•	the executive officer's base salary through and including the date of termination and any accrued but unpaid annual incentive bonus;

•	between two and three times the executive officer's target annual cash bonus amount established for the fiscal year in which the termination occurs; and

•	between two and three times the executive officer's annual base salary in effect immediately prior to the date of termination.
In addition, for a period ranging from twenty-four to thirty-six months and subject to the executive officer's continued payment of the same percentage of the applicable premiums as the executive officer was paying immediately prior to the date of termination or, if more favorable to the executive officer, at the time at which the change in control occurred, the Company will provide medical and dental coverage pursuant to COBRA for the executive officer (and if applicable, the executive officer's dependents). To the extent that the executive officer cannot participate in the plans previously available, the Company will provide such benefits on the same after-tax basis as if they had been available. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.
The Change in Control Agreement provides that if any excise tax imposed by Section 4999 of the Code (or any similar tax), applies to the payments, benefits or other amounts payable under the agreement or otherwise, including without limitation, any acceleration of the vesting of outstanding stock options, restricted stock or performance shares (collectively, the “Total Payments”), then the Total Payments will be reduced (but not below zero) so that the maximum amount of the Total Payments (after reduction) will be $1.00 less than the amount which would cause the Total Payments to be subject to the excise tax; provided that such reduction to the Total Payments will be made only if the after-tax benefit to the executive officer is greater after giving effect to such reduction than if no such reduction had been made. This type of provision is often referred to as a

“modified cut-back,” and is included because the Change in Control Agreement does not provide for any type of “gross up” or similar benefit.
The Change in Control Agreement had an initial term through December 31, 2011 and is automatically extended for additional one-year periods unless either party notifies the other not later than the preceding January 1 that it does not wish to extend the term an additional year. All agreements with current named executive officers have since been extended through December 31, 2013.
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
Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to each of the chief executive officer and certain of the other most highly compensated executive officers. Exceptions are made for qualified performance-based compensation, among other things. RSUs, PBRSUs and performance units granted to named executive officers have been structured in a manner intended to qualify under this exception for performance-based compensation. As such, RSUs and ICP awards are earned contingent upon the Company's achievement of net income for 2012 of $25 million or more, which performance target was achieved. PBRSUs are earned contingent upon the Company's achievement of the adjusted EPS levels described above. Other compensation may be subject to the $1 million deduction limit.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing CD&A with management. Based on its review and discussions, the Compensation Committee has recommended to the Board that the CD&A be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company's proxy statement for its 2013 annual meeting of stockholders.
Members of the Compensation Committee
Paul F. Folino, Chair
D. Van Skilling
J. David Chatham
Thomas C. O'Brien
Jaynie Miller Studenmund

2012 Summary Compensation Table
The following table sets forth certain information concerning compensation of each named executive officer during the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation		Total
Anand K. Nallathambi President and Chief Executive Officer	2012	800,000	—	2,639,969	971,999	1,774,600	547,374	26,492	(5)	6,760,434
	2011	790,192	—	1,619,991	1,071,230	525,000	582,339	163,940		4,752,692
	2010	736,538	—	2,062,463	1,697,691	893,625	—	102,719		5,493,036

Frank D. Martell Chief Financial Officer	2012	550,000	—	919,971	395,994	1,220,100	—	14,451	(5)	3,100,516
	2011	169,231	—	659,991	481,474	418,618	—	1,251		1,730,565

George S. Livermore Group Executive and Executive Vice President	2012	500,000	—	695,113	269,998	809,900	577,724	26,120	(5)	2,878,855
	2011	500,000	—	449,981	297,557	517,031	596,510	7,603		2,368,682
	2010	459,615	—	1,348,091	789,275	621,750	24,458	14,248		3,257,437

Barry M. Sando Group Executive and Executive Vice President	2012	500,000	—	695,113	269,998	887,300	747,686	22,987	(5)	3,123,084
	2011	500,000	—	449,981	297,557	371,927	804,539	6,662		2,430,666
	2010	459,615	—	1,363,803	789,275	492,375	37,621	12,887		3,155,576

Stergios Theologides Senior Vice President, General Counsel and Secretary	2012	350,000	—	426,219	157,499	482,500	—	84,035	(5)	1,500,253
	2011	339,615	—	161,987	107,114	231,582	—	72,002		912,300

_____________________

(1)
For 2012, reflects the aggregate grant date fair value of stock awards, consisting of RSUs and PBRSUs, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. We valued the RSUs as of the grant date by multiplying the closing price of our common stock on that date by the number of RSUs awarded. We valued the PBRSUs as of the grant date by multiplying the closing price of our common stock on that date by the target number of PBRSUs that will vest upon achievement of the target performance. Based on 2012 performance, 150% of target PBRSUs were granted and vest contingent upon continued employment through December 31, 2014. The value of the 2012 PBRSU awards at 150% of target, as granted, were as follows: Mr. Nallathambi - $2,587,476; Mr. Martell - $824,972; Mr. Livermore - $562,480; Mr. Sando - $562,480; and Mr. Theologides - $328,104.

(2)
For 2012, reflects the aggregate grant date fair value of stock option awards, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a discussion on the relevant assumptions used in calculating the aggregate grant date fair values.

(3)	For 2012, represents the annual incentive bonus that was paid to each named executive officer.

(4)
For 2012, the amounts reflect the change in the present value of the life annuity from the end of fiscal year 2011 to the end of fiscal year 2012 for the Executive Supplemental Benefit Plan with respect to Messrs. Nallathambi, Livermore and Sando, and the Pension Restoration Plan with respect to Mr. Sando only. The amounts in the column do not include earnings under the Company's deferred compensation plan as such earnings were neither above market nor preferential. See the Pension Benefits table below under “-Pension Benefits for 2012” for assumptions used in calculating these amounts. A portion of the increase in pension value is attributable to the decrease in the interest rate assumption, which resulted in an increase of $119,000 for Mr. Nallathambi, $58,000 for Mr. Livermore and $122,000 for Mr. Sando.

(5)
Amounts included in all other compensation consist of the following amounts paid by the Company for each named executive officer. In addition, Mr. Theologides' amount includes a $70,000 Company contribution to the Company's Deferred Compensation Plan and $1,100 to Mr. Theologides' Health Savings Account.

Named Executive Officer	Life Insurance Premiums	401(k) Matching Contributions	401k Profit Sharing Contribution	Amounts Deferred under the Deferred Compensation Plan	Total
Anand K. Nallathambi	3,854	3,750	2,763	16,125	26,492
Frank D. Martell	3,188	3,750	2,763	4,750	14,451
George S. Livermore	8,102	3,750	2,763	11,505	26,120
Barry M. Sando	7,145	3,750	2,763	9,329	22,987
Stergios Theologides	1,448	3,750	2,763	4,974	12,935

Grants of Plan-Based Awards for 2012
The following table sets forth information concerning awards made to each of the named executive officers under the 2011 Plan during 2012.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock & Option Awards(4) ($)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Anand K. Nallathambi
Annual Bonus - Performance Units	2/20/2012	2/20/2012	500,000	1,000,000	2,000,000
RSUs	3/2/2012	2/20/2012					34,838				539,989
PBRSUs	3/2/2012	2/20/2012				43,548	87,096	130,644			1,349,988
Options	3/2/2012	2/20/2012							156.774	15.5	971,999
RSUs	3/20/2012	3/17/2012					22,428				374,996
PBRSUs	3/20/2012	3/17/2012				11,214	22,428	33,642			374,996

Frank D. Martell
Annual Bonus - Performance Units	2/20/2012	2/20/2012	343,750	687,500	1,375,000
RSUs	3/2/2012	2/20/2012					14,193				219,992
RSUs - SI(5)	3/2/2012	2/20/2012					9,677				149,994
PBRSUs	3/2/2012	2/20/2012				17,742	35,483	53,224			549,987
Options	3/2/2012	2/20/2012							63,870	15.50	395,994

George S. Livermore
Annual Bonus - Performance Units	2/20/2012	2/20/2012	250,000	500,000	1,000,000
RSUs	3/2/2012	2/20/2012					9,677				149,994
RSUs - SI(5)	3/2/2012	2/20/2012					10,976				170,128
PBRSUs	3/2/2012	2/20/2012				12,097	24,193	36,289			374,992
Options	3/2/2012	2/20/2012							43,548	15.50	269,998

Barry M. Sando
Annual Bonus - Performance Units	2/20/2012	2/20/2012	250,000	500,000	1,000,000
RSUs	3/2/2012	2/20/2012					9,677				149,994
RSUs - SI(5)	3/2/2012	2/20/2012					10,976				170,128
PBRSUs	3/2/2012	2/20/2012				12,097	24,193	36,289			374,992
Options	3/2/2012	2/20/2012							43,548	15.50	269,998

Stergios Theologides
Annual Bonus - Performance Units	2/20/2012	2/20/2012	140,000	280,000	560,000
RSUs	3/2/2012	2/20/2012					5,645				87,498
RSUs - SI(5)	3/2/2012	2/20/2012					7,741				119,986
PBRSUs	3/2/2012	2/20/2012				7,056	14,112	21,168			218,736
Options	3/2/2012	2/20/2012							25,403	15.50	157,499
_____________

(1)
Amounts reflect each named executive officer's maximum annual incentive bonus opportunity for 2012, while the actual incentive bonus earned by each named executive officer is reported in the 2012 Summary Compensation Table above. Named executive officers can earn less than maximum, but not greater amounts. At threshold, a named executive officer would receive 25% of the maximum award amount and at target the officer would receive 50% of the maximum award amount. Please see Compensation Discussion and Analysis - Annual Incentive Bonus above for a discussion of the material terms of our 2012 incentive bonus program.

(2)
Equity Awards in 2012 consisted of RSUs and PBRSUs granted as part of the 2012 long-term incentive compensation program. The RSUs are tied to achievement of at least $25 million in net income in 2012 adjusted to exclude Extraordinary Items. For the RSUs, if as was the case, the adjusted net income performance target is met, the shares vest in three equal installments on the first three anniversaries of the grant date. In the case of the PBRSUs, 100% of each award is tied to achievement of certain adjusted earnings-per-share targets for 2012 . The PBRSUs that were granted based on our 2012 adjusted EPS performance will vest and be payable to the named executive officers on December 31, 2014, subject to their continued employment through the vesting date. The awards were granted under the 2011 Plan. Please see Compensation Discussion and Analysis - Long-Term Incentives above for a discussion of the material terms of our 2012 awards of RSUs and PBRSUs.

(3)
Represents the number of shares of common stock underlying stock options awarded to the named executive officers as a portion of their 2012 long-term incentive compensation awards. These awards vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(4)
These amounts represent the aggregate grant date fair value of each award determined pursuant to Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a discussion on the relevant assumptions used in calculating the aggregate grant date fair values for stock options. For the assumptions and methodologies used to value the other awards, see footnote (1) to the 2012 Summary Compensation Table above.

(5)
These amounts represent grants of one-time incentive awards in March 2012 in the form of time-vested RSUs to all of the named executive officers, other than Mr. Nallathambi. These awards were described in last year's proxy statement, and were granted as an additional compensation opportunity related to 2011 and were intended to incentivize the named executive officers to achieve longer-term strategic initiatives that required substantial effort in 2011.

Employment Agreements

In May 2011, the Company entered employment agreements with Anand K. Nallathambi, George S. Livermore, Barry M. Sando and Stergios Theologides, and on July 20, 2011, the Company entered into an employment agreement with Mr. Frank Martell. These employment agreements are substantially similar in form. The material terms of the employment agreements with respect to each of these named executive officers are as follows:

•
Term - Through December 31, 2013; the term automatically extends for an additional year unless either party provides 60 days prior written notice before the expiration of the current term. For Mr. Nallathambi, the effective date of the new employment agreement was May 3, 2011. For Mr. Martell, the effective date of the employment agreement was August 29, 2011. For Messrs. Livermore, Sando, and Theologides, the effective date of the new employment agreement was January 1, 2012.

•	Pay - Sets initial base salary at current salary and provides that base salary will be reviewed annually and may be increased (but not decreased) during the term at the Company's discretion.

•
Severance - Provides for severance pay if executive is terminated without “cause” as defined in the employment agreement. For Mr. Nallathambi, severance pay is also provided if he resigns for “good reason” as defined in his employment agreement. The severance amount is a multiple of base pay and target annual bonus. For Messrs. Nallathambi, Martell, Livermore and Sando the multiple is two and COBRA reimbursement is provided for 24 months. For Mr. Theologides the multiple is one and COBRA reimbursement is provided for 12 months.

•	Severance Payment Timing - Severance will be paid in installments as follows:

•
Messrs. Nallathambi, Martell, Livermore and Sando - First payment is made in the seventh month after separation of employment and is 7/24th of the total severance and equal installments thereafter for the remainder;

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

•
Clawbacks - The employment agreement provides that the agreement is subject to “clawback” under applicable law or under the Company's clawback policy in effect from time to time. The Company adopted such a recoupment or "clawback" policy in March 2012 as further described in Item 11. Executive Compensation - Compensation, Discussion and Analysis - 2013 Compensation Policies and Provisions.

Outstanding Equity Awards at Fiscal Year-End for 2012
The following table shows outstanding equity awards of the Company held by the named executive officers as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date(2)		Number of Shares or Units of Stock That Have Not Vested(3) (#)		Market Value of Shares or Units of Stock That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anand K. Nallathambi	52,515		13.06	2/27/2013
	35,009		17.46	2/26/2014
	52,515		20.88	2/28/2015
	203,059		26.67	9/15/2015	(5)
	101,530		26.36	2/22/2017	(5)
	50,765		23.61	3/30/2017	(5)
	75,959	151,919	18.76	5/31/2020	(6)
	62,645	125,290	17.24	3/15/2021	(7)
		156,774	15.5	3/1/2022	(8)

						11,700	(10)	314,964
						20,882	(11)	562,143
						34,838	(12)	937,839
						22,428	(12)	603,762
						164,286	(13)	4,422,579
									56,970	(14)	1,533,632
									62,645	(15)	1,686,403

Frank D. Martell	38,766	77,532	11.35	8/29/2021	(9)
		63,870	15.5	3/1/2022	(8)
						12,922	(16)	347,860
						14,193	(12)	382,076
						9,677	(12)	260,505
						53,224	(13)	1,432,790
									38,766	(17)	1,043,581
George S. Livermore	35,010		26.20	8/26/2015
	21,881		26.56	1/13/2016
	35,314	70,629	18.76	5/31/2020	(6)
	17,401	34,802	17.24	3/15/2021	(7)
		43,548	15.5	3/1/2022	(8)
						7,960	(18)	214,283
						18,045	(19)	485,771
						22,643	(10)	609,550
						5,800	(11)	156,136
						9,677	(12)	260,505
						10,976	(12)	295,474
						36,289	(13)	976,900
									26,486	(14)	713,003
									17,401	(15)	468,435
Barry M. Sando	47,525		17.46	2/26/2014
	87,525		20.88	2/28/2015
	87,526		27.13	12/8/2015
	35,314	70,629	18.76	5/31/2020	(6)
	17,401	34,802	17.24	3/15/2021	(7)
		43,548	15.5	3/1/2022	(8)
						8,660	(18)	233,127

						17,104	(19)	460,440
						23,159	(10)	623,440
						5,800	(11)	156,136
						9,677	(12)	260,505
						10,976	(12)	295,474
						36,289	(13)	976,900
									26,486	(14)	713,003
									17,401	(15)	468,435
Stergios Theologides	11,993	23,987	18.76	5/31/2020	(6)
	6,264	12,528	17.24	3/15/2021	(7)
		25,403	15.5	3/1/2022	(8)
						2,088	(20)	56,209
						850	(21)	22,882
						2,053	(21)	55,267
						2,088	(11)	56,209
						5,645	(12)	151,963
						7,741	(12)	208,388
						21,168	(13)	569,843
									8,995	(14)	242,145
									6,264	(15)	168,627

(1)
In connection with the Separation, on June 1, 2010, all outstanding stock option awards granted to Company employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the stock option awards.

(2)	The stock options disclosed in this table have a ten-year life. As of December 31, 2012 all stock options were fully vested with the exception of stock options granted in 2010, 2011 and 2012.

(3)
In connection with the Separation on June 1, 2010, all unvested RSUs granted to Company employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the unvested RSUs.

(4)	Represents the value of unvested RSUs based on the Company's closing stock price on December 31, 2012 of $26.92.

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

(6)	These stock options were granted on June 1, 2010 and vest in three equal annual installments on the second, third and fourth anniversary of the grant date.

(7)	These stock options were granted on March 16, 2011 and vest in three equal annual installments on the first, second and third anniversary of the grant date.

(8)	These stock options were granted on March 2, 2012 and vest in three equal annual installments on the first, second and third anniversary of the grant date.

(9)	These stock options were granted on August 30, 2011 and vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(10)
These RSUs represent the unvested portion of RSUs that were granted on March 3, 2010 and were subject to (i) the achievement of adjusted net income of $50 million for 2010 and (ii) time vesting in three annual installments on the first, second and third anniversaries of the grant date. The amount reported also includes quarterly dividend equivalents paid in common stock on the awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010. The Company achieved the $50 million performance measure for 2010.

(11)
These RSUs represent the unvested portion of RSUs that were granted on March 16, 2011 and were subject to (i) the achievement of adjusted net income of $50 million for 2011 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. The Company achieved the $50 million performance measure for 2011.

(12)
These RSUs represent the unvested portion of RSUs that were granted to the named executive officers on March 2, 2012 and, with respect to Mr. Nallathambi only, on March 20, 2012, and were subject to (i) the achievement of adjusted net income of $25 million for 2012 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. The Company achieved the $25 million performance measure for 2012.

(13)
These PBRSUs were granted to the named executive officers on March 2, 2012 and, with respect to Mr. Nallathambi only, on March 20, 2012, and vest based upon the Company's achievement of certain performance measures in 2012 and continued employment through December 31, 2014. The amount set forth in this column represents the actual number of units that are subject to the two-year time vesting requirement based on our achievement of Adjusted EPS in 2012.

(14)
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

(15)
These PBRSUs were granted on March 16, 2011 and vest based upon the Company's achievement of certain performance measures in 2013. The amount set forth in this column represents the estimated future award of PBRSUs assuming the threshold performance goals have been achieved. Seventy percent of the PBRSUs vest based on degree of achievement of certain adjusted earnings-per-share goals for 2013, and the other thirty percent vest based on degree of achievement of certain adjusted EBITDA per share goals for 2013.

(16)
These RSUs were granted on August 30, 2011 and were subject to (i) the achievement of adjusted net income of $25 million for the period of June 1 through December 31, 2011 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. The Company achieved the $25 million performance measure for the last seven months of 2011.

(17)
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

(18)
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

Option Exercises and Stock Vested for 2012
The following table sets forth information concerning value realized by each of the named executive officers upon exercise of stock options and vesting of other stock awards during 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Anand K. Nallathambi	17,504	110,358	22,077	866,748
Frank D. Martell	—	—	4,091	157,842
George S. Livermore	—	—	24,228	737,032
Barry M. Sando	40,000	250,908	31,032	758,198
Stergios Theologides	—	—	4,406	142,474

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

Pension Benefits for 2012
The following table shows the actuarial present value of the accumulated retirement benefits payable upon normal retirement age to each of the named executive officers who participate in a pension plan, computed as of December 31, 2012. The amounts disclosed are based upon benefits provided to the named executive officers under the Company's Pension Restoration Plan (“Pension Restoration Plan”) and the Company's Executive Supplemental Benefit Plan. Benefit accruals were frozen under the Pension Restoration Plan as of April 30, 2008 and the Executive Supplemental Benefit Plan was frozen effective December 31, 2010. Prior to the Separation, the Company maintained a pension plan, which was assumed by FAFC in connection with the Separation. Messrs. Martell and Theologides were not eligible to participate in the Pension Restoration Plan or the Executive Supplemental Plan and therefore they are not included in the following table.

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefits(2) ($)	Payments During Last Fiscal Year ($)
Anand K. Nallathambi	Executive Supplemental Benefit Plan	21	2,719,994	—
George S. Livermore	Executive Supplemental Benefit Plan	15	2,709,339	—
Barry M. Sando	Executive Supplemental Benefit Plan	21	3,821,929	—
	Pension Restoration Plan	20.1	90,679	—

(1)
Credited years of service for the Pension Restoration Plan and the Executive Supplemental Benefit Plan is the time between the participant's deemed participation date under the plan and December 31, 2012.

(2)
The Pension Restoration Plan benefits generally accrue from the date of employment through the normal retirement age (as discussed below). The following assumptions were used for calculating present values: interest rate of 4.02%, pre- and post-retirement mortality per 2013 Static Mortality Table for Annuitants and Non-annuitants per Section 1.430(h) (3)-1(e), benefit is payable as a single life annuity.

Executive Supplemental Benefit Plan eligibility requires 10 years of service and 5 years of participation in the plan with the benefit dependent on age at retirement between 55 and 62, rather than credited years of service. The following assumptions were used for calculating present values: interest rate of 3.89%, pre- and post-retirement mortality per 2013 Static Mortality Table for Annuitants and Non-annuitants per Section 1.430(h) (3)-1(e), benefit payable as a single life annuity.

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
Effective January 1, 2009, to comply with Section 409A of the Code, payment of benefits under the Pension Restoration Plan commences the first of the month following a participant's separation from service or six months following a participant's separation from service if he is considered a specified employee. Also, benefit options under the Pension Restoration Plan include various actuarial equivalent annuity options. A participant with at least three years of service with the company may elect to retire after attaining age 55, but prior to age 65, and receive reduced benefits. Benefits are reduced 1/180th for each of the first 60 months and by 1/360th for each of any additional months by which the benefit commencement date precedes the participant's normal retirement date. Mr. Sando is the only named executive officer who participates in the Pension Restoration Plan, and he was not eligible for either early or normal retirement at December 31, 2012.
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

Executive Supplemental Benefit Plan
The Executive Supplemental Benefit Plan provides retirement benefits for, and pre-retirement death benefits with respect to, certain key management personnel. The plan was originally adopted in 1985 and has been amended a number of times since then. Under the plan, as originally adopted, upon retirement at normal retirement date (the later of age 65 or completion of 10 years of service) the participant received a joint life and 50% survivor annuity benefit equal to 35% of “final average compensation.” “Final average compensation” was determined for those three calendar years out of the last 10 years of employment preceding retirement in which final average compensation is the highest. Final average compensation includes base salary and commissions, cash bonuses and stock bonuses that are granted to compensate for past services (such as annual incentive bonus RSUs).
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
As of December 31, 2012, there remain eight active employees, including Messrs. Nallathambi, Livermore and Sando, who participate in the plan. The plan is closed to any new participants. None of these named executive officers was eligible for either early or normal retirement at December 31, 2012. The plan is unfunded and unsecured. The Company has previously purchased insurance, of which the Company is the owner and beneficiary, on the lives of certain plan participants. This insurance is designed to offset, over the life of the plan, a portion of the Company's costs incurred with respect to the plan.

Nonqualified Deferred Compensation for 2012
As reflected in the following table, certain of the Company's named executive officers have elected to participate in the Company's Deferred Compensation Plan (the “Deferred Compensation Plan”):

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Anand K. Nallathambi	80,000	—	102,890	—	913,842
Frank D. Martell	—	—	—	—	—
George S. Livermore	50,000	—	61,163	—	691,253
Barry M. Sando	11,300	—	63,944	—	526,259
Stergios Theologides	13,865	70,000	25.565	—	269,150

(1)
All contributions presented are reported in the 2012 Summary Compensation Table under “Salary” or “Non-Equity Incentive Plan Compensation” for 2012. The Company also made 401(k) restoration contributions to the deferred compensation plan for the named executive officers as reported in the 2012 Summary Compensation Table under "All Other Compensation."

(2)
Represents earnings or losses on participant-selected investment options. None of the amounts are reflected in the 2012 Summary Compensation Table because the return on deferred amounts is calculated in a similar manner and at a similar rate as earnings on externally managed mutual funds.

(3)
To the extent the executive officers were named executive officers in prior years, the amounts reported in the aggregate balance at last fiscal year end that represented prior salary and non-equity incentive plan compensation deferrals or Company contributions were previously reported as compensation to the named executive officer in the registrant's Summary Compensation Table as “Salary,” “Non-Equity Incentive Plan Compensation” or “All Other Compensation" in previous years. Amounts reported in the aggregate balance at last fiscal year end that represent earnings in prior years on previously deferred amounts are not reflected on prior period Summary Compensation Tables.

(4)
The Company contributed $70,000 on behalf of Mr. Theologides into the Company's Deferred Compensation Plan in 2012. The amount is reported in the 2012 Summary Compensation Table under “All Other Compensation.”

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
The Deferred Compensation Plan was amended in 2010 to provide for (i) Company contributions to the plan in the form of 401(k) restoration contributions and (ii) Company discretionary retirement savings contributions to a limited number of senior officers who were not eligible to participate in the Executive Supplemental Benefit Plan. The amount of the Company 401(k) restorations contributions made to participant accounts is determined based on the amount of discretionary matching contributions that would be made under the CoreLogic, Inc. 401(k) Savings Plan if the participants' deferrals under the Deferred Compensation Plan were instead made under the CoreLogic, Inc. 401(k) Savings Plan, but without regard to the statutory limits that apply to the benefits that may be provided under the CoreLogic, Inc. 401(k) Savings Plan. The Company discretionary retirement savings contributions vest five years following contribution. For 2012, the Company made such a contribution on behalf of Mr. Theologides, which is reflected in the 2012 Summary Compensation Table under "All Other Compensation."

Potential Payments upon Termination or Change in Control
The following tables describe payments and other benefits that would be provided to certain of the Company's named executive officers under the specified circumstances upon a change in control of the Company or their termination, assuming a termination or change in control occurred on December 30, 2012. For further discussion, see Compensation Discussion and Analysis - Change in Control Agreements above.

Anand K. Nallathambi
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause/ Good Reason		Without Termination	With Termination for Good Reason/Without Cause		Death		Disability
Compensation:
Severance	—	—	3,600,000	(2)	—	5,400,000	(3)	—		—
Bonus	—	—	1,000,000	(4)	—	1,000,000	(5)	—		—
Accelerated Vesting - Options(6)	—	—	—		4,242,825	4,242,825		4,242,825		4,242,825
Accelerated Vesting - RSU (7)	—	—	2,418,708		2,418,708	2,418,708		2,418,708		2,418,708
Accelerated Vesting - PBRSU(8)	—	—	—		7,642,615	7,642,615		7,642,615		7,642,615
Deferred Compensation Plan (9)	913,842	913,842	913,842			913,842		913,842		913,842
Benefits & Perquisites:
Enhanced Executive Supplemental Benefit Plan(10)	—	—	—		—	5,923,392	(11)	1,525,886	(12)	2,785,666	(13)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—	37,506	(14)	—	40,295	(15)	—		—
Total:	913,842	913,842	7,970,056		14,304,148	27,581,677		16,743,876		18,003,656
__________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Nallathambi in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code.

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

(3)
Represents three times Mr. Nallathambi's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Nallathambi's target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Nallathambi's target annual cash bonus for fiscal year 2012. Mr. Nallathambi's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end, and is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(5)
Represents the pro rata portion of Mr. Nallathambi's target annual cash bonus for the year of termination. Mr. Nallathambi's agreement provides for the payment of the target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The calculation assumes acceleration of unvested stock options in the event of a change in control, which is generally the case under the Company's 1996 Option Plan, 2006 Plan and 2011 Plan and related award agreements. In addition, the vesting of the options accelerates on death or disability. Mr. Nallathambi held a total of 433,983 unvested stock options with exercise prices less than $26.92, the closing stock price on December 31, 2012 and the amount shown represents the difference between $26.92 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
Represents the value after acceleration of all outstanding unvested RSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control all unvested annual incentive bonus RSUs vest one year after termination, provided that Mr. Nallathambi signs a general release of claims and complies with certain post-termination covenants and confidentiality provisions in the employment agreement.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2006 Plan and 2011 Plans and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2012 based on Mr. Nallathambi's salary deferral election.

(10)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrued to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)
Represents the enhanced present value of the benefit calculated using the following assumptions: 2013 Static Mortality Table for Annuitants and Non-annuitants and a discount rate of 4.01%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Nallathambi becomes 100% vested in the benefit in the amount Mr. Nallathambi would have been entitled to receive in accordance with the provision of plan in effect on the date of the change of control.

(12)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(13)
Represents the present value of the benefit calculated using the following assumptions: 2013 Static Mortality Table for Annuitants and Non-annuitants, a discount rate of 3.89% deferred to the earliest retirement age.

(14)
Represents the cost of COBRA coverage for 24 months after the date on which the termination occurs at the cost applicable to active employees (subject to earlier termination if Mr. Nallathambi becomes eligible for comparable coverage under another employer's plan and certain alternative payments if COBRA coverage cannot be provided under the Company's plans in effect on the date of termination).

(15)
Represents the cost of continued health and welfare benefits for 36 months after the date on which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

Frank D. Martell
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/Without Cause		Death	Disability
Compensation:
Severance	—	—	2,475,000	(2)	—	2,475,000	(3)	—	—
Bonus	—	—	687,500	(4)	—	687,500	(5)	—	—
Accelerated Vesting - Options (6)	—	—	—		1,936,569	1,936,569		1,936,569	1,936,569
Accelerated Vesting - RSU (7)	—	—	642,580		990,441	990,441		990,441	990,441
Accelerated Vesting - PBRSU (8)	—	—	—		2,476,371	2,476,371		2,476,371	2,476,371
Benefits & Perquisites:
Benefit Continuation	—	—	34,972	(9)	—	28,214	(10)	—	—
Total:	—	—	3,840,052		5,403,381	8,594,095		5,403,381	5,403,381
__________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Martell in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code.

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

(3)
Represents two times Mr. Martell's base salary in effect immediately prior to the date of termination by the Company and two times Mr. Martell's target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Martell's target annual cash bonus for fiscal year 2012. Mr. Martell's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(5)
Represents the pro rata portion of Mr. Martell's target annual cash bonus for the year of termination. Mr. Martell's agreement provides for the payment of the target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 2011 Plan and related agreements generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Martell held a total of 141,402 unvested stock options with exercise prices less than $26.92, the closing stock price on December 31, 2012 and the amount shown represents the difference between $26.92 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
Represents the value after acceleration of all outstanding unvested RSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested annual incentive bonus RSUs vest one year after termination, provided that Mr. Martell signs a general release of claims and complies with certain post-termination covenants and confidentiality provisions in the employment agreement.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)
Represents the cost of continued health and welfare benefits for 24 months after the date on which the termination occurs. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

(10)
Represents the cost of continued health and welfare benefits for 24 months after the date on which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

George S. Livermore
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/Without Cause		Death		Disability
Compensation:
Severance	—	—	2,000,000	(2)	—	3,000,000	(3)	—		—
Bonus	—	—	500,000	(4)	—	500,000	(5)	—		—
Accelerated Vesting - Options (6)	—	—	—		1,410,534	1,410,534		1,410,534		1,410,534
Accelerated Vesting - RSU (7)	—	—	1,463,721		2,021,729	2,021,729		2,021,719		2,021,719
Accelerated Vesting - PBRSU(8)	—	—	—		2,158,338	2,158,338		2,158,338		2,158,338
Deferred Compensation Plan (9)	691,253	691,253	691,253			691,253		691,253		691,253
Benefits & Perquisites:
Enhanced Executive Supplemental Benefit Plan (10)	—	—	—		—	5,647,148	(11)	1,533,532	(12)	2,799,625	(13)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—	37,009	(14)	—	40,280	(15)	—		—
Total:	691,253	691,253	4,691,983		5,590,601	15,469,282		7,815,376		9,081,469
______________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Livermore in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code.

(2)
Represents an amount equal to two times the sum of (i) Mr. Livermore's annualized base salary in effect on the date his employment terminates (the “Severance Date”) plus (ii) the target annual Incentive Bonus amount for Mr. Martell in effect on the Severance Date (the “Severance Benefit”). The Severance Benefit will be payable in a lump sum equal to 7/24 of the Severance Benefit on the seventh month after the Severance Date with an additional 1/24 of the Severance Benefit paid each month until the month which is 24 months after the Severance Date. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents three times Mr. Livermore's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Livermore's target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Livermore's target annual cash bonus for fiscal year 2012. Mr. Livermore's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions of the employment agreement.

(5)
Represents the pro rata portion of Mr. Livermore's target annual cash bonus for the year of termination. Mr. Livermore's agreement provides for the payment of the target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 1996 Option Plan, 2006 Plan, 2011 Plan and related agreements to each plan generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Livermore held a total of 148,979 unvested stock options with exercise prices less than $26.92, the closing stock price on December 31, 2012 and the amount shown represents the difference between $26.92 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
Represents the value after acceleration of all outstanding RSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control all unvested annual incentive bonus RSUs vest one year after termination.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2012 based on Mr. Livermore's salary deferral election.

(10)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments, which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)
Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 3.89%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Livermore becomes 100% vested in the benefit in the amount Mr. Livermore would have been entitled to receive in accordance with the provisions of the plans in effect on the date of the change of control.

(12)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(13)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 3.89% deferred to the earliest retirement age.

(14)
Represents the cost of COBRA coverage for 24 months after the date on which the termination occurs at the cost applicable to active employees (subject to earlier termination if Mr. Livermore becomes eligible for comparable coverage under another employer's plan and certain alternative payments if COBRA coverage cannot be provided under the Company's plans in effect on the date of termination).

(15)
Represents the cost of continued health and welfare benefits for 36 months after the date on which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

Barry M. Sando
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/Without Cause		Death		Disability
Compensation:
Severance	—	—	2,000,000	(2)	—	3,000,000	(3)	—		—
Bonus	—	—	500,000	(4)	—	500,000	(5)	—		—
Accelerated Vesting - Options (6)	—	—	—		1,410,534	1,410,534		1,410,534		1,410,534
Accelerated Vesting - RSU (7)	—	—	1,442,374		2,029,122	2,029,122		2,029,122		2,029,122
Accelerated Vesting - PBRSU(8)	—	—	—		2,158,338	2,158,338		2,158,338		2,158,338
Deferred Compensation Plan (9)	526,259	526,259	526,259			526,259		526,259		526,259
Benefits & Perquisites:
Vested Pension Restoration Plan	90,679	90,679	90,679		—	90,679		44,269		90,679
Enhanced Executive Supplemental Benefit Plan (10)	—	—	—		—	6,918,338	(11)	1,981,941	(12)	3,618,243	(13)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—	37,506	(14)	—	40,295	(15)	—		—
Total:	616,938	616,938	4,596,818		5,597,994	16,673,565		8,150,463		9,833,175
_______________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Sando in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code.

(2)
Represents an amount equal to two times the sum of (i) Mr. Sando's annualized base salary in effect on the date his employment terminates (the “Severance Date”) plus (ii) the target annual Incentive Bonus amount for Mr. Martell in effect on the Severance Date (the “Severance Benefit”). The Severance Benefit will be payable in a lump sum equal to 7/24 of the Severance Benefit on the seventh month after the Severance Date with an additional 1/24 of the Severance Benefit paid each month until the month which is 24 months after the Severance Date. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents three times Mr. Sando's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Sando's target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Sando's target annual cash bonus for fiscal year 2012. Mr. Sando's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions of the employment agreement.

(5)
Represents the pro rata portion of Mr. Sando's target annual cash bonus for the year of termination. Mr. Sando's agreement provides for the payment of the target annual cash bonus established for fiscal year 2012 which was determined to be $500,000. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 1996 Option Plan, 2006 Plan and 2011 Plan and related agreements to each plan generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Sando held a total of 148,979 stock options with an exercise price of less than $26.92, the closing stock price on December 31, 2012 and the amount shown represents the difference between $26.92 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
Represents the value after acceleration of all outstanding RSUs based on the Company's closing stock price on December 30, 2012 of $26.92 The Company's 2006 Plan, 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control and all unvested annual incentive bonus RSUs vest one year after termination.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2006 Plan, 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2012 based on Mr. Sando's salary deferral election.

(10)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)
Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 3.89%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Sando becomes 100% vested in the benefit in the amount Mr. Sando would have been entitled to receive in accordance with the provisions of the plans in effect on the date of the change of control.

(12)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(13)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 3.89% deferred to the earliest retirement age.

(14)
Represents the cost of COBRA coverage for 24 months after the date on which the termination occurs at the cost applicable to active employees (subject to earlier termination if Mr. Sando becomes eligible for comparable coverage under another employer's plan and certain alternative payments if COBRA coverage cannot be provided under the Company's plans in effect on the date of termination).

(15)
Represents the cost of continued health and welfare benefits for 36 months after the date on which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

Stergios Theologides
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/Without Cause		Death	Disability
Compensation:
Severance	—	—	630,000	(2)	—	1,260,000	(3)	—	—
Bonus	—	—	280,000	(4)	—	280,000	(5)	—	—
Accelerated Vesting - Options (6)	—	—	—		607,107	607,107		607,107	607,107
Accelerated Vesting - RSU (7)			471,827		550,918	550,918		550,918	550,918
Accelerated Vesting - PBRSU (8)	—	—	—		980,615	980,615		980,615	980,615
Deferred Compensation Plan (9)	119,780	119,780	119,780			269,150		269,150	269,150
Benefits & Perquisites:
Benefit Continuation	—	—	18,753	(10)	—	26,864	(11)	—	—
Total:	119,780	119,780	1,520,360		2,138,640	3,974,654		2,407,790	2,407,790
______________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Theologides in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code.

(2)
Represents an amount equal to one times the sum of (i) Mr. Theologides' annualized base salary in effect on the date his employment terminates (the “Severance Date”) plus (ii) the target annual Incentive Bonus amount for Mr. Theologides in effect on the Severance Date (the “Severance Benefit”). The Severance Benefit will be payable in a lump sum equal to 7/24 of the Severance Benefit on the seventh month after the Severance Date with an additional 1/24 of the Severance Benefit paid each month until the month which is 12 months after the Severance Date. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents two times Mr. Theologides' base salary in effect immediately prior to the date of termination by the Company and two times Mr. Theologides' target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Theologides' target annual cash bonus for fiscal year 2012. Mr. Theologides' agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions of the employment agreement.

(5)
Represents the pro rata portion of Mr. Theologides' target annual cash bonus for the year of termination. Mr. Theologides' agreement provides for the payment of the target annual cash bonus established for fiscal year 2012. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Theologides held a total of 61,918 unvested stock options with an exercise price of less than $26.92, the closing stock price on December 31, 2012 and the amount shown represents the difference between $26.92 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, and all unvested annual incentive bonus RSUs vest one year after termination.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2012 of $26.92. The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Represents contributions by Mr. Theologides and by the Company on behalf of Mr. Theologides into the Deferred Compensation Plan.

(10)
Represents the cost of COBRA coverage for 12 months after the date on which the termination occurs at the cost applicable to active employees (subject to earlier termination if Mr. Theologides becomes eligible for comparable coverage under another employer's plan and certain alternative payments if COBRA coverage cannot be provided under the Company's plans in effect on the date of termination).

(11)
Represents the cost of continued health and welfare benefits for 24 months after the date on which the termination occurs subject to the executive's continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

2012 Director Compensation Table
The following table sets forth certain information concerning the compensation of the Company's directors other than Mr. Nallathambi for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2)(3) ($)	All Other Compensation ($)	Total ($)
J. David Chatham	135,313	109,993	—	245,306
Douglas C. Curling (1)	28,085	109,996	—	138,081
John C. Dorman (1)	30,245	109,996	—	140,241
Paul F. Folino	121,000	109,993	—	230,993
Thomas C. O'Brien	130,687	109,993	—	240,680
D. Van Skilling	240,000	109,993	—	349,993
Jaynie Miller Studenmund (1)	30,245	109,996	—	140,241
David F. Walker	123,000	109,993	—	232,993
Mary Lee Widener	90,000	109,993	—	199,993
___________

(1)	Messrs. Curling and Dorman and Ms. Studenmund were elected to serve as directors at the 2012 annual meeting on July 26, 2012.

(2)
The amounts shown reflect the aggregate grant date fair value of stock awards granted in 2012, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. We value the RSUs as of the grant date by multiplying the closing price of our common stock on the date by that number of RSUs awarded. The stock awards were granted to each director on May 23, 2012, other than awards granted to Messrs. Curling and Dorman and Ms. Studenmund, which were granted on July 26, 2012.

(3)	The aggregate numbers of RSUs and stock options held by each director other than Mr. Nallathambi as of December 31, 2012 were as follows.

Name	Restricted Stock Unit Awards (#)	Option Awards (#)
J. David Chatham	7,482	8,752
Douglas C. Curling	4,835	—
John C. Dorman	4,835	—
Paul F. Folino	6,455	—
Thomas C. O'Brien	7,472	—
D. Van Skilling	7,472	8,752
Jaynie Miller Studenmund	4,835	—
David F. Walker	7,090	—
Mary Lee Widener	7,472	—

Director Compensation

The Compensation Committee reviews and recommends to the Board the form and level of director compensation. Steven Hall, the Committee's independent compensation consultant, advises on the compensation of our directors. As described in the Compensation, Discussion and Analysis, Steven Hall generally advises the Committee on the appropriateness of the Company's compensation philosophy, peer group selection and general executive compensation program design. During 2012, as part of its engagement with the Committee, Steven Hall:

•	provided comparative market data on director compensation practices and programs of peer companies and competitors;

•	provided guidance on industry best practices and emerging trends and developments in director compensation; and

•	analyzed pay survey data.

For 2012, the compensation of non-employee directors consisted of (1) an annual cash retainer of $60,000 and (2) an annual RSU award granted to each director with a value of $110,000. Each non-employee director received a fee of $2,000 for each meeting attended in excess of eight meetings for the Board, the Audit Committee and the Compensation Committee and in excess of four meetings for the Nominating and Corporate Governance Committee and the Acquisition Committee. In addition, during 2011, the Board established an Independent Committee to oversee a review of strategic options for the Company. Members of the Independent Committee received $2,000 for each meeting attended in 2012. The annual compensation for the chair of the Audit Committee was $25,000, the annual compensation for the chair of the Compensation Committee was $20,000, and the annual compensation for the chair of the Nominating and Corporate Governance Committee was $10,000. Each member of the Audit Committee and the Compensation Committee, including the committee chair, received an annual retainer of $10,000. Each member of the Nominating and Corporate Governance Committee, including the chair, and each member of the Acquisition Committee received an annual retainer of $5,000. No annual retainer was provided to members or the chair of the Independent Committee. Our chairman received an annual retainer of $100,000.
The Board has established a stock ownership guideline for directors whereby directors are expected to own at least five times their annual cash retainer in Company common stock. Shares owned directly by the director, restricted stock, shares underlying vested restricted stock and RSUs issued to directors are included for purposes of meeting the guideline. Directors have five years to satisfy the guideline, measured from the later of the date the guideline was adopted (February 28, 2007) or commencement of their service.

Compensation Risk Assessment
Separately, the Compensation Committee oversees the Company's compensation policies and practices and has assessed whether the Company's compensation policies encourage unnecessary or excessive risk taking. The Compensation Committee has concluded that these policies and practices are not reasonably likely to have a material adverse effect on the Company. In arriving at that conclusion the Compensation Committee considered the metrics used to determine variable compensation; the portion of variable compensation paid in equity, which are either time vested or tied to the achievement of long-term Company objectives, the amount of compensation paid as sales commissions and the number of people to whom such compensation is paid; and controls, such as pricing limits, a recoupment policy and financial reconciliation processes for sales crediting, quality checks that the Company employs and the approval process for certain compensation-related activities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners
The following table sets forth information regarding the ownership of our common stock as of April 22, 2013 by the persons or groups of stockholders who are known to us to be the beneficial owners of 5% or more of our shares of common stock. The information regarding beneficial owners of 5% or more of our shares of common stock is based solely on public filings made by such owners with the SEC.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. (1)	7,415,943	7.8%
Samana Capital, L.P. and related entities (2)	5,621,063	5.9%
T. Rowe Price Associates, Inc. (3)	5,614,615	5.9%
The Vanguard Group (4)	5,540,622	5.8%
`
 _____________

(1)
According to a Schedule 13G filed January 30, 2013, as of December 31, 2012, BlackRock, Inc. is a parent holding company with sole voting power and sole dispositive power with respect to 7,415,943 shares, reporting on behalf of certain related subsidiaries. The address of the principal business office of the reporting entity is 40 East 52nd Street, New York, New York 10022.

(2)
According to a Schedule 13G/A filed February 14, 2013, as of February 6, 2013, these securities are owned of record by Samana Capital, L.P. ("SC") and various partnerships for which Morton Holdings, Inc. ("MH") is the general partner, and each of MH and Philip B. Korsant may be deemed to beneficially own the reported securities as a result of the direct or indirect power to vote or dispose of such securities or as a result of certain rights retained by SC under an investment management agreement. The Schedule 13G/A reports that SC has shared voting power and shared dispositive power with respect to 5,421,063 shares, and each of MH and Philip B. Korsant have shared voting power and shared dispositive power with respect to 5,621,063 shares. The address of the principal business office of the reporting entities is 35 Ocean Reef Drive, Suite 142, Key Largo, Florida 33037.

(3)
According to a Schedule 13G/A filed February 7, 2013, as of December 31, 2012, these securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the securities. The Schedule 13G/A reports that, for purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities and that it has sole voting power with respect to 928,900 shares and sole dispositive power with respect to 5,614,615 shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of the principal business office of the reporting entity is 100 East Pratt Street, Baltimore, Maryland 21202.

(4)
According to a Schedule 13G filed February 12, 2013, as of December 31, 2012, these securities are owned by The Vanguard Group and two wholly-owned subsidiaries, Vanguard Fiduciary Trust Company ("VTFC") and Vanguard Investments Australia, Ltd. ("VIA"), as investment managers of collective trust accounts and investment offerings. The Schedule 13G reports that VFTC is the beneficial owner of 69,057 shares and VIA is the beneficial owner of 4,400 shares. The Vanguard Group is a registered investment advisor and has sole voting power with respect to 73,457 shares, sole dispositive power with respect to 5,471,565 shares and shared dispositive power with respect to 69,057 shares. The address of the principal business office of the reporting entity is 100 Vanguard Boulevard, Malvern, PA 19355.

Security Ownership of Management
The following table sets forth the total number of shares of our common stock beneficially owned and the percentage of the outstanding shares so owned as of April 22, 2013 by:

•	each director;

•	each executive officer named in the Summary Compensation Table under "Item 11. Executive Compensation - 2012 Summary Compensation Table" above; and

•	all directors and current executive officers as a group.
Unless otherwise indicated in the notes following the table, the persons listed in the table below are the beneficial owners of the listed shares with sole voting and investment power (or, where applicable, shared power with such individual's spouse and subject to community property laws) over the shares listed. Shares subject to rights exercisable within 60 days after April 22, 2013 are treated as outstanding when determining the amount and percentage beneficially owned by a person or entity.

Name	Number of shares of Common Stock	Percent if greater than 1%
Directors
J. David Chatham	53,682	—
Douglas C. Curling	20,000
John C. Dorman	10,000
Paul F. Folino	14,469	—
Anand K. Nallathambi	907,945	—
Thomas C. O'Brien	24,580	—
D. Van Skilling (1)	85,028	—
Jaynie Miller Studenmund	6,810
David F. Walker	22,417	—
Mary Lee Widener	13,682	—
Current named executive officers who are not directors
Frank D. Martell	98,368	—
George S. Livermore	221,586	—
Barry M. Sando	425,732	—
Stergios Theologides	52,213	—
All directors and current executive officers as a group (15 persons)	1,969,272	2.0

The shares set forth in the table above include shares that the following directors and named executive officers, as well as directors and current executive officers as a group, have the right to acquire within 60 days of April 22, 2013 in the amounts set forth below:

J. David Chatham	15,207
Paul F. Folino	6,455
Anand K. Nallathambi	772,354
Thomas C. O'Brien	6,455
D. Van Skilling	15,207
David F. Walker	7,090
Mary Lee Widener	6,455
Frank D. Martell	60,056
George S. Livermore	176,837
Barry M. Sando	342,522
Stergios Theologides	44,991
Directors and current executive officers as a group	1,464,264

(1)
Includes 5,265 shares held by a nonprofit corporation for which Mr. Skilling serves as a director and officer. In his capacity as an officer, Mr. Skilling has the power, acting alone, to direct the voting and disposition of those shares. Also includes 11,110 shares held in two trusts for which Mr. Skilling serves as the trustee. In his capacity as trustee, Mr. Skilling has the power to direct the voting and disposition of those shares.

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently maintains two equity compensation plans: the 2011 Incentive Compensation Plan (“2011 Plan”) and 2012 Employee Stock Purchase Plan (“2012 ESPP”). The 2006 Incentive Compensation Plan (the “2006 Plan”) was terminated and replaced by the 2011 Plan. The Company currently has outstanding options under the FAC 1996 Option Plan (“1996 Option Plan”), the FAC 1997 Directors' Stock Plan (“1997 Directors' Stock Plan”), the 2006 Plan and the 2011 Plan. Each of the 2011 Plan, the 2006 Plan, the 1996 Option Plan and the 1997 Directors' Stock Plan was approved by the Company's stockholders.
The following table sets forth, for each of the Company's equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1)(4) (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(1) (c)
Equity compensation plans approved by stockholders	5,171,430	(2)(3)	$18.39	(3)	16,052,982	(4)
Equity compensation plans not approved by stockholders	449,635	(5)	$22.38		N/A
Total	5,621,065		$18.97		16,052,982
____________

(1)
In connection with the Separation on June 1, 2010, all outstanding stock options and unvested RSUs granted to the Company's employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the outstanding stock options and unvested RSUs.

(2)
Of these shares, 703,545 were subject to options then outstanding under the 2011 Plan, 1,390,530 (which count as 4,588,749 under the 2011 Plan (3.3 shares for each award issued)) were subject to stock unit awards then outstanding under the 2011 Plan, 1,232,988 were subject to options then outstanding under the 2006 Plan, 1,126,152 were subject to stock unit awards then outstanding under the 2006 Plan, 700,711 were subject to options then outstanding under the 1996 Option Plan, and 17,504 were subject to options then outstanding under the 1997 Directors' Stock Plan. Of the 2,516,682 shares subject to stock unit awards under the plans as described above, 625,242 shares are subject to performance-based awards assuming that the maximum level of performance with respect to such awards is achieved. Note that the actual number of shares to be issued with respect to these performance-based awards will vary depending on the applicable level of performance achieved, with such number ranging from zero to the maximum level indicated above. This amount does not include those shares that were subject to options then outstanding under the First Advantage 2003 Incentive Compensation Plan, which were assumed by the Company in connection with the Company's acquisition of FADV in November 2009. As of December 31, 2012, these assumed options covered 659, 986 shares of the Company's common stock and had a weighted-average exercise price per share of $25.84. This amount does not include 332,990 shares that were subject to stock unit awards issued by Dorado Network Systems Corporation (“Dorado”) and assumed by the Company in connection with the acquisition of Dorado in 2011. The Company's authority to grant new awards under (i) the 2006 Plan terminated on May 19, 2011; (ii) the 1996 Option Plan terminated on May 18, 2006; and (iii) the 1997 Directors' Stock Plan terminated on May 18, 2006.

(3)
This weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding restricted stock units and is calculated solely with respect to outstanding unexercised stock options.

(4)
Represents 14,052,982 shares available for future issuance under the 2011 Plan, and 2,000,000 shares available for future issuance under the 2012 ESPP, including shares that were subject to purchase during the purchase period ending December 31, 2012. Shares available under the 2011 Plan may be used for any type of award authorized in that plan (subject to certain limitations of the plan) including stock options, stock appreciation rights, stock units, restricted stock, performance-based awards, stock bonuses and other awards payable in shares of Company common stock.

(5)
Consists of an inducement award of stock options issued outside of the Company's existing plans. These stock options were granted to Frank McMahon, the former chief executive officer of the information solutions group, pursuant to the terms of his employment agreement and are fully vested. The stock options have a remaining maximum contractual term of three years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

The Board has adopted a written policy regarding transactions with related persons that requires the approval or ratification by the Board or the Nominating and Corporate Governance Committee of any transaction exceeding $120,000 in any consecutive 12-month period in which the Company is a participant and any related person has a direct or indirect material interest. A related person includes a director, nominees for election as a director, executive officer, persons controlling over 5% of the Company's common stock and the immediate family members of each of these individuals. Once a transaction has been determined to require approval, the transaction will be reviewed and approved by either the Board or the Nominating and Corporate Governance Committee. The Board or the Nominating and Corporate Governance Committee will review and consider the terms, business purpose and benefits of the transaction to the Company and related person.
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
In 2010, in connection with the Separation, we issued shares of our common stock to FAFC and FATICO that resulted in FAFC directly or indirectly owning 12,933,265 shares of our common stock immediately following the Separation. On April 11, 2011, we repurchased 4 million of these shares of common stock for an aggregate purchase price of $75,800,000. As of July 24, 2012 (the date of the last 13D/A filed by FAFC), FAFC beneficially owned approximately 4.7% of our common stock and FAFC therefore ceased to be a related party. On August 23, 2012, we repurchased 4,933,265 shares of our common stock, representing all remaining shares owned by FAFC, for an aggregate purchase price of $70,115,160. The Company and FAFC entered into various agreements in order to complete the Separation. Specifically, the Company entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) with FAFC that governs the rights and obligations of the Company and FAFC in connection with the distribution of all outstanding shares of FAFC to the holders of FAC's common stock. The Separation and Distribution Agreement also governs the relationship between the Company and FAFC subsequent to the completion of the Separation and provides for allocation between the Company and FAFC of FAC's assets and liabilities. In the Separation and Distribution Agreement, the Company and FAFC agreed to share equally in the cost of resolution of a small number of corporate-level lawsuits, including a consolidated securities lawsuit. Responsibility to manage each case has been assigned to either FAFC or the Company, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the cases. The amount of any potential liability under this agreement cannot be determined.
In connection with the Separation, the Company and FAFC also entered into a Tax Sharing Agreement. Pursuant to the terms of the Tax Sharing Agreement, FAFC is contingently liable for certain tax liabilities incurred in connection with the Separation. The Company recorded a receivable from FAFC of $52.5 million and $34.4 million as of December 31, 2012, and December 31, 2011, respectively. .

The Company also issued a promissory note to FAFC, in the principal amount of $19,900,000, relating to certain pension liabilities arising out of the Company's former non-qualified pension plan that was assumed by FAFC in connection with the Separation. The promissory note was repaid in full in September 2011.
During 2012, the Company leased its corporate headquarters at 4 First American Way, Santa Ana, California 92707 from FAFC pursuant to lease agreements that expired in December 2012. Rental expense associated with these properties totaled $4.4 million in 2012.
In June 2010, the Company and FAFC entered into several license agreements and statements of work. The Company and FAFC also entered into a cross-sell agreement whereby First American Title Insurance Company, a division of FAFC, will market certain of the Company's services. In addition, during 2011, we entered into various commercial transactions with affiliates of FAFC. The revenue associated with the license agreements, cross-sell agreements and the various commercial transactions totaled $19.1 million in 2012. The expenses related to these transactions, which primarily related to purchase of sales of data and other settlement services, totaled $1.6 million in 2012. We cannot estimate the future amounts payable under these agreements since the amounts payable are dependent on services requested.
In 2012, Highfields beneficially owned greater than 5% of our common stock and was therefore a related party. During 2012, Highfields purchased approximately $175,000 of data, analytics and other Company products pursuant to a contract entered into on an arm's-length basis. As of December 31, 2012 (the date of the last 13G/A filed by Highfields), Highfields had disposed of all of our common stock and FAFC therefore ceased to be a related party.
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
In accordance with the NYSE rules, the Board has affirmatively determined that each of Messrs. Chatham, Curling, Dorman, Folino, O'Brien, Skilling and Walker and Ms. Studenmund and Ms. Widener is “independent” as that term is defined in the corporate governance rules of the NYSE for listed companies. Mr. Nallathambi is considered an inside director because he is employed by the Company as a senior executive.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services
The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP, the Company's principal independent registered public accounting firm, in the four categories of service set forth in the table below are as follows:

Aggregate fees billed in year	2012	2011
Audit Fees	$2,594,389	$4,390,703
Audit-Related Fees(1)	375,155	234,500
Tax Fees(2)	344,222	933,163
All Other Fees(3)	4,500	26,625
____________

(1)	These fees were incurred primarily for procedures performed for SSAE 16 Report, the SEC comment letter process and Regulation AB audits.

(2)	These fees were incurred for tax advice, compliance and planning, including tax basis studies and tax advice and planning in connection with the acquisition and disposition of certain businesses.

(3)	These fees were incurred primarily for services related to software licensing and regulatory capital requirement advice.
Policy on Audit Committee Pre-approval of Audit and Nonaudit Services of Independent Auditor
The Audit Committee's policy is to pre-approve all engagements of the Company's independent registered public accounting firm for audit and nonaudit services. The Audit Committee's pre-approval policy identifies specific services and assigns pre-approved spending thresholds for each group of nonaudit services. This policy works in conjunction with the Company's independent registered public accounting firm's annual audit services fee schedule, which is also approved by the Audit Committee. Any services not pre-approved or not covered by the policy or the audit services fee schedule are submitted to the Audit Committee's chairman, as the Audit Committee's designee, for review and approval and are subsequently ratified by the Audit Committee.
All services provided by PwC during the fiscal years ended December 31, 2012 and December 31, 2011 were pre-approved by the Audit Committee or its designee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8 of the Original Report.

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

Consolidated Statement of Comprehensive (Loss) Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

2. Financial Statement Schedule.

The financial statements of RELS LLC required by Rule 3-09 of Regulation S-X were provided as Exhibit 99.1 to the Prior Amendment.

3. Exhibits – See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	April 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand K. Nallathambi	President and Chief Executive Officer	April 22, 2013
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Financial Officer	April 22, 2013
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President and Corporate Controller	April 22, 2013
James L. Balas	(Principal Accounting Officer)

*	Chairman of the Board, Director	April 22, 2013
D. Van Skilling

*	Director	April 22, 2013
J. David Chatham

*	Director	April 22, 2013
Douglas C. Curling

*	Director	April 22, 2013
John C. Dorman

*	Director	April 22, 2013
Paul F. Folino

*	Director	April 22, 2013
Thomas C. O’Brien

*	Director	April 22, 2013
Jaynie Miller Studenmund

*	Director	April 22, 2013
David F. Walker

*	Director	April 22, 2013
Mary Lee Widener

*By:	/s/ Frank D. Martell
	Frank D. Martell, Attorney-In-Fact	April 22, 2013

EXHIBIT INDEX

Exhibit No.	Description

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

10.63
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.64
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.65
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.66
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(mmm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.67
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 1, 2011 (Incorporated by reference herein from Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.68
Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 18, 2012 (Incorporated by reference herein to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*•

10.69
Form of Performance Unit Award Agreement, approved January 18, 2012 (Incorporated by reference herein to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.70
Dorado Network Systems Corporation 2011 Restricted Stock Unit Plan (Incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed with the SEC on May 20, 2011).*

10.71
Purchase Agreement between CoreLogic, Inc. and STG-Fairway Holdings, LLC, dated as of December 22, 2010 (Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).

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

10.85	Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P.✓

10.86	Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. ✓±

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

21.1	Subsidiaries of the registrant.✓

23.1	Consent of Independent Registered Public Accounting Firm.✓

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.✓

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.✓

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.†

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.†

31.5	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

31.6	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.✓

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.✓

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.†

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.†

32.5	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.6	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

99.1	Audited Financial Statements of RELS LLC.†

101	Extensible Business Reporting Language (XBRL)✓

**	Filed herewith.

†	Included in the Prior Amendment.

✓	Included in the Original Report.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

±
Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from this exhibit. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.