Form 10-Q
period 2013-03-31
CORELOGIC, INC.
filed 2013-04-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(949) 214-1000
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
Yes  ☒     No   ☐

Indicate by check mark whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

On April 23, 2013 there were 95,494,063 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$125,559	$148,858
Marketable securities	21,871	22,168
Accounts receivable (less allowance for doubtful accounts of $23,943 and $21,643 as of March 31, 2013 and December 31, 2012, respectively)	260,274	255,148
Prepaid expenses and other current assets	45,228	50,036
Income tax receivable	—	14,084
Deferred income tax assets, current	98,836	98,836
Assets of discontinued operations	791	794
Total current assets	552,559	589,924
Property and equipment, net	186,399	186,617
Goodwill, net	1,504,246	1,504,232
Other intangible assets, net	170,106	171,584
Capitalized data and database costs, net	324,216	322,289
Investment in affiliates, net	97,233	94,227
Restricted cash	22,158	22,117
Other assets	151,274	138,837
Total assets	$3,008,191	$3,029,827
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$181,921	$157,190
Accrued salaries and benefits	72,020	114,165
Income taxes payable	20,704	—
Deferred revenue, current	224,725	242,282
Current portion of long-term debt	104	102
Liabilities of discontinued operations	3,463	3,352
Total current liabilities	502,937	517,091
Long-term debt, net of current	788,048	792,324
Deferred revenue, net of current	342,731	309,418
Deferred income tax liabilities, long term	74,947	71,361
Other liabilities	166,546	168,687
Total liabilities	1,875,209	1,858,881

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 95,360 and 97,698 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	797,371	866,720
Retained earnings	351,662	318,094
Accumulated other comprehensive loss	(16,052)	(15,514)
Total CoreLogic stockholders' equity	1,132,982	1,169,301
Noncontrolling interests	—	1,645
Total equity	1,132,982	1,170,946
Total liabilities and equity	$3,008,191	$3,029,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Operating revenues	$397,168	$358,101
Cost of services (excluding depreciation and amortization shown below)	216,027	197,665
Selling, general and administrative expenses	91,053	85,718
Depreciation and amortization	34,814	29,491
Total operating expenses	341,894	312,874
Operating income	55,274	45,227
Interest expense:
Interest income	771	700
Interest expense	12,375	14,842
Total interest expense, net	(11,604)	(14,142)
Gain on investments and other, net	2,799	1,641
Income from continuing operations before equity in earnings of affiliates and income taxes	46,469	32,726
Provision for income taxes	21,058	13,238
Income from continuing operations before equity in earnings of affiliates	25,411	19,488
Equity in earnings of affiliates, net of tax	8,787	9,470
Net income from continuing operations	34,198	28,958
Loss from discontinued operations, net of tax	(656)	(8,967)
Loss from sale of discontinued operations, net of tax	—	(3,454)
Net income	33,542	16,537
Less: Net loss attributable to noncontrolling interests	(26)	(94)
Net income attributable to CoreLogic	$33,568	$16,631
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$34,224	$29,052
Loss from discontinued operations, net of tax	(656)	(8,967)
Loss from sale of discontinued operations, net of tax	—	(3,454)
Net income attributable to CoreLogic	$33,568	$16,631
Basic income/(loss) per share:
Net income from continuing operations	$0.35	$0.27
Loss from discontinued operations, net of tax	(0.01)	(0.08)
Loss from sale of discontinued operations, net of tax	—	(0.03)
Net income attributable to CoreLogic	$0.34	$0.16
Diluted income/(loss) per share:
Net income from continuing operations	$0.35	$0.27
Loss from discontinued operations, net of tax	(0.01)	(0.08)
Loss from sale of discontinued operations, net of tax	—	(0.03)
Net income attributable to CoreLogic	$0.34	$0.16
Weighted-average common shares outstanding:
Basic	97,113	106,594
Diluted	99,056	107,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2013	2012
Net income	$33,542	$16,537
Other comprehensive (loss)/income:
Unrealized (loss)/gain on marketable securities, net of tax	(184)	48
Unrealized gain/(loss) on interest rate swap, net of tax	554	(75)
Foreign currency translation adjustments	(933)	4,167
Supplemental benefit plans gain/(loss) adjustment, net of tax	25	(5)
Total other comprehensive (loss)/income	(538)	4,135
Comprehensive income	33,004	20,672
Less: Comprehensive loss attributable to the noncontrolling interests	(26)	(94)
Comprehensive income attributable to CoreLogic	$33,030	$20,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$33,542	$16,537
Less: Loss from discontinued operations, net of tax	(656)	(8,967)
Less: Loss from sale of discontinued operations, net of tax	—	(3,454)
Net income from continuing operations	34,198	28,958
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,814	29,491
Provision for bad debt and claim losses	5,275	6,498
Share-based compensation	8,142	4,354
Excess tax benefit related to stock options	(2,321)	(56)
Equity in earnings of affiliates, net of taxes	(8,787)	(9,470)
Loss/(gain) on sale of property and equipment	8	(43)
Loss on early extinguishment of debt	—	326
Deferred income tax	3,342	3,113
Gain on investments and other, net	(2,799)	(1,641)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,521)	(8,393)
Prepaid expenses and other current assets	5,043	1,945
Accounts payable and accrued expenses	(22,554)	(10,904)
Deferred revenue	15,684	(7,795)
Income taxes	29,346	19,487
Dividends received from investments in affiliates	11,236	19,020
Other assets and other liabilities	(15,035)	(5,164)
Net cash provided by operating activities - continuing operations	93,071	69,726
Net cash used in operating activities - discontinued operations	(543)	(4,694)
Total cash provided by operating activities	$92,528	$65,032
Cash flows from investing activities:
Purchases of capitalized data and other intangible assets	(9,489)	(6,959)
Purchases of property and equipment	(18,150)	(13,519)
Cash paid for acquisitions, net of cash acquired	(7,027)	—
Purchases of investments	(2,351)	—
Proceeds from sale of subsidiary and other decreases in noncontrolling interest, net	800	—
Proceeds from sale of property and equipment	—	45
Change in restricted cash	(40)	(186)
Net cash used in investing activities - continuing operations	(36,257)	(20,619)
Net cash provided by investing activities - discontinued operations	—	239
Total cash used in investing activities	$(36,257)	$(20,380)
Cash flows from financing activities:
Repayment of long-term debt	(4,400)	(52,247)
Proceeds from issuance of stock related to stock options and employee benefit plans	4,621	187
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,436)	—
Shares repurchased and retired	(75,676)	—
Distribution to noncontrolling interests	—	(10)
Excess tax benefit related to stock options	2,321	56
Net cash used in financing activities - continuing operations	(79,570)	(52,014)
Net cash provided by financing activities - discontinued operations	—	1
Total cash used in financing activities	$(79,570)	$(52,013)
Net decrease in cash and cash equivalents	(23,299)	(7,361)
Cash and cash equivalents at beginning of period	148,858	259,266
Less: Change in cash and cash equivalents - discontinued operations	(543)	(4,454)
Plus: Cash swept to discontinued operations	(543)	—
Cash and cash equivalents at end of period	$125,559	$256,359

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,800	$4,776
Cash paid for income taxes	1,355	1,099
Cash refunds from income taxes	13,756	13,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2012	97,698	$1	$866,720	$318,094	$(15,514)	$1,645	$1,170,946
Net income/(loss)	—	—	—	33,568	—	(26)	33,542
Shares issued in connection with share-based compensation	543	—	4,621	—	—	—	4,621
Tax withholdings related to net share settlements of restricted stock units	—	—	(6,436)	—	—	—	(6,436)
Share-based compensation	—	—	8,142	—	—	—	8,142
Shares repurchased and retired	(2,881)	—	(75,676)	—	—	—	(75,676)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	(1,619)	(1,619)
Other comprehensive income	—	—	—	—	(538)	—	(538)
Balance as of March 31, 2013	95,360	$1	$797,371	$351,662	$(16,052)	$—	$1,132,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading property information, analytics and services provider in the United States and Australia. The markets we serve include real estate and mortgage finance, insurance, capital markets, transportation and government. Our clients rely on our data and predictive decision analytics to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures that provide products used in connection with loan originations, including title insurance, appraisal services and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statement of operations.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2012 year-end condensed consolidated balance sheet was derived from audited financial statements. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

Customer Concentration

Approximately 40.4% and 39.1% of our operating revenues for the three months ended March 31, 2013 and 2012, respectively, were generated from the ten largest United States mortgage originators, and one customer, Wells Fargo, N.A., accounted for 10.6% and 9.1% of our operating revenues for the three months ended March 31, 2013 and 2012.

Revisions

The consolidated income statement as of March 31, 2012 included within Note 17 - Guarantor Subsidiaries has been revised to correct the presentation of intercompany revenues and expenses and non-controlling interests. See further discussion in Note 17 - Guarantor Subsidiaries. We assessed the materiality of these revisions on our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108, and concluded they were not material to the results of operations, cash flows or financial condition for the current and prior annual or interim period.

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $2.4 billion as of March 31, 2013 and $228.9 million at December 31, 2012. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. This update clarifies that the release of cumulative translation adjustments into net income is required for both an entity ceasing to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity and when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2013. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $8.8 million and $9.5 million for the three months ended March 31, 2013 and 2012, respectively. Income tax expense was $5.4 million and $6.0 million were recorded on those earnings for the three months ended March 31, 2013 and 2012, respectively.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a joint venture that provides products and services used in connection with loan originations. This investment in affiliate contributed 69.8% and 80.8% of our total equity in earnings of affiliates, net of tax for the three months ended March 31, 2013 and 2012, respectively. In February 2013, RELS sold its RESDirect, LLC ("RESDirect") business to the Company for $4.0 million. See Note 13 - Acquisitions. Based on the terms and conditions of the joint venture agreement, we have significant influence over but do not have control of, nor a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2013	2012
Statement of operations
Total revenues	$91,416	$106,740
Expenses and other	70,902	84,968
Income from continuing operations before income taxes	$20,514	$21,772
Income from continuing operations, net of tax	20,412	21,667
Income from discontinued operations, net of tax	—	3,801
Net income attributable to RELS LLC	$20,412	$25,468
CoreLogic equity in earnings of affiliate, pre-tax	$10,226	$12,759

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $21.9 million and $22.2 million as of March 31, 2013 and December 31, 2012, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. There were no gains or losses recognized on sales of marketable securities for the three months ended March 31, 2013 and 2012.

Note 4 - Property and Equipment, Net

Property and equipment, net as of March 31, 2013 and December 31, 2012 consists of the following:

(in thousands)	2013	2012
Land	$4,000	$4,000
Buildings	10,780	10,780
Furniture and equipment	90,869	89,870
Capitalized software	484,053	470,469
Leasehold improvements	47,077	47,879
	636,779	622,998
Less accumulated depreciation	(450,380)	(436,381)
Property and equipment, net	$186,399	$186,617

Depreciation expense for property and equipment was approximately $18.9 million and $16.0 million for the three months ended March 31, 2013 and 2012, respectively. See Note 10 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the three months ended March 31, 2013, is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Asset Management and Processing Solutions	Consolidated
Balance as of December 31, 2012
Goodwill	$708,577	$653,771	$149,409	$1,511,757
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	707,977	646,846	149,409	1,504,232
Acquisitions	309	—	—	309
Translation adjustments	(492)	—	—	(492)
Other	197	—	—	197
Balance as of March 31, 2013
Goodwill, net	$707,991	$646,846	$149,409	$1,504,246

For the three months ended March 31, 2013, we recorded $0.3 million of goodwill in connection with our acquisition of Fiserv CSW, LLC (n/k/a CoreLogic Case-Shiller, LLC) ("Case-Shiller"). See Note 13 – Acquisitions for additional disclosures.

Note 6 – Other Intangible Assets, net

Other intangible assets consist of the following:

	March 31, 2013			December 31, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$292,209	$(147,673)	$144,536	$286,164	$(137,782)	$148,382
Non-compete agreements	9,159	(5,669)	3,490	9,264	(5,438)	3,826
Trade names and licenses	31,250	(9,170)	22,080	27,853	(8,477)	19,376
	$332,618	$(162,512)	$170,106	$323,281	$(151,697)	$171,584

Amortization expense for other intangible assets was $8.5 million and $6.7 million for the three months ended March 31, 2013 and 2012, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
2013	$21,141
2014	23,153
2015	20,392
2016	14,015
2017	12,262
Thereafter	79,143
$170,106

Note 7 – Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2013	2012
Acquisition-related notes:
Non-interest bearing acquisition note due in $5.0 million installments March 2014 and 2016	$8,878	$8,753
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	825	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due May 2016, weighted average interest rate of 1.9%	50,000	50,000
Term loan facility borrowings through May 2016, weighted average interest rate of 3.0% at March 31, 2013 and 4.0% at December 31, 2012	275,625	280,000
Other debt:
Various interest rates with maturities through 2014	179	203
Total long-term debt	788,152	792,426
Less current portion of long-term debt	104	102
Long-term debt, net of current portion	$788,048	$792,324

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are full and unconditional and joint and several. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary”, and 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of March 31, 2013, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate. For the three months ended March 31, 2013, we prepaid $4.4 million of outstanding indebtedness under the Term Facility all of which was a prepayment. This prepayment was applied to the most current portion of the term loan amortization schedule.

As of March 31, 2013 and December 31, 2012, we have recorded $12.8 million and $4.1 million, respectively, of accrued interest expense.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of March 31, 2013, the discounted balance outstanding under the note was $8.9 million.

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

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $5.6 million and $6.5 million at March 31, 2013 and December 31, 2012, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Unrealized gains of $0.6 million (net of $0.3 million in deferred taxes) and unrealized losses of $0.1 million (net of $(0.1) million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the three months ended March 31, 2013 and 2012, respectively.

Note 8 – Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 45.3% and 40.5% for the three months ended March 31, 2013 and 2012, respectively.

The difference between the effective tax rate for the quarter ended March 31, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to a valuation allowance recorded against the capital loss carryforward generated from the sale of a controlling interest in a partnership.

Income taxes included in equity in earnings of affiliates were $5.4 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded as a component of the corporate and eliminations group.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statutes of limitation for the assessment of taxes.

Note 9 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended
	March 31,
	2013	2012
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$34,224	$29,052
Loss from discontinued operations, net of tax	(656)	(8,967)
Loss from sale of discontinued operations, net of tax	—	(3,454)
Net income attributable to CoreLogic	$33,568	$16,631
Denominator:
Weighted-average shares for basic income/(loss) per share	97,113	106,594
Dilutive effect of stock options and restricted stock units	1,943	733
Weighted-average shares for diluted income/(loss) per share	99,056	107,327
Income/(loss) per share
Basic:
Net income from continuing operations	$0.35	$0.27
Loss from discontinued operations, net of tax	(0.01)	(0.08)
Loss from sale of discontinued operations, net of tax	—	(0.03)
Net income attributable to CoreLogic	$0.34	$0.16
Diluted:
Net income from continuing operations	$0.35	$0.27
Loss from discontinued operations, net of tax	(0.01)	(0.08)
Loss from sale of discontinued operations, net of tax	—	(0.03)
Net income attributable to CoreLogic	$0.34	$0.16

For the three months ended March 31, 2013, 0.3 million stock options were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect. For the three months ended March 31, 2012, 5.3 million stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs"), were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of March 31, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$125,559	$—	$125,559
Restricted cash	—	22,158	22,158
Equity securities	21,871	—	21,871
Total Financial Assets	$147,430	$22,158	$169,588

Financial Liabilities:
Total debt	—	891,647	891,647
Total Financial Liabilities	$—	$891,647	$891,647

Derivatives:
Liability for interest rate swap agreements	$—	$5,593	$5,593

The fair values of our financial instruments as of December 31, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$148,858	$—	$148,858
Restricted cash	—	22,117	22,117
Equity securities	22,168	—	22,168
Total Financial Assets	$171,026	$22,117	$193,143

Financial Liabilities:
Total debt	—	899,258	899,258
Total Financial Liabilities	$—	$899,258	$899,258

Derivatives:
Liability for interest rate swap agreements	$—	$6,486	$6,486

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the three months ended March 31, 2013:

		Fair Value Measurements Using
		As of March 31, 2013			For the three months ended March 31, 2013
		Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	—	—	—	—	844

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2012 and impairment losses for the three months ended March 31, 2012:

		Fair Value Measurements Using
		As of December 31, 2012			For the three months ended March 31, 2012
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$794	$794	$—	$—	$13,915
Property and equipment, net	—	—	—	—	2,024
	$794	$794	$—	$—	$15,939

We recorded non-cash impairment charges of $13.9 million for the three months ended March 31, 2012 in our assets of discontinued operations primarily due to the disposition or wind down of our discontinued operations. See Note 14 - Discontinued Operations for further discussion. Next, we recorded non-cash impairment charges of $0.8 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively, in our property and equipment, net primarily related to internally developed software.

Note 11 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011. The Plan permits the grant of RSUs, PBRSU, stock options, stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so that the Company will have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

Restricted Stock Units

For the three months ended March 31, 2013 and 2012, we awarded 593,164 and 640,667 RSUs, respectively, with an estimated grant date fair value of $15.5 million and $10.5 million, respectively. The RSU awards will vest ratably over three years.

RSU activity for the three months ended March 31, 2013 is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2012	1,381	$17.50
RSUs granted	593	$26.11
RSUs vested	(450)	$17.21
RSUs forfeited	(7)	$18.20
Unvested RSUs outstanding at March 31, 2013	1,517	$20.95

As of March 31, 2013, there was $25.5 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2013 and 2012, we awarded 390,091 and 345,348 PBRSUs, respectively, with an estimated grant date fair value of $10.2 million and $5.5 million, respectively. These awards could be subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during the three months ended March 31, 2013 is from January 1, 2013 to December 31, 2015 and the performance metric is adjusted earnings per share and market-based conditions. Based on satisfaction of the performance criteria, the 2013 awards will vest on December 31, 2015. The fair values of the 2013 awards was estimated using Monte-Carlo simulation with the following weighted-average assumptions.

For the Three Months Ended
March 31, 2013

Expected dividend yield	—%
Risk-free interest rate (1)	0.35%
Expected volatility (2)	30.59%
Average total shareholder return (2)	8.21%

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

The performance period for the PBRSUs awarded during the three months ended March 31, 2012 was from January 1, 2012 to December 31, 2012 and the performance metric was adjusted earnings per share. Based on satisfaction of the performance criteria, the 2012 awards were earned at 150% of target and will vest subject to continuation of employment on December 31, 2014. The fair value of the 2012 awards was based on the market value of the Company's common stock on the date of grant.

PBRSU activity for the three months ended March 31, 2013, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2012	1,151	$17.21
PBRSUs granted	390	$26.02
PBRSUs vested	(157)	$18.18
PBRSUs forfeited	(23)	$17.73
Unvested PBRSUs outstanding at March 31, 2013	1,361	$18.40

As of March 31, 2013, there was $19.6 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

Stock Options

In 2013 and 2012, we issued stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2013 and 2012 options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire ten years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2013	2012
Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.90%	1.00%
Expected volatility (2)	41.65%	42.81%
Expected life (3)	5.5	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

For the three months ended March 31, 2013 and 2012, we awarded 402,511 and 581,265 options, respectively, with an estimated fair value of $10.5 million and $9.3 million, respectively. Option activity for the three months ended March 31, 2013 is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,765	$20.18
Options granted	403	$26.02
Options exercised	(207)	$20.63
Options canceled	(56)	$17.70
Options outstanding at March 31, 2013	3,905	$20.79	5.8	$20,455
Options vested and expected to vest at March 31, 2013	3,647	$20.58	5.6	$19,875
Options exercisable at March 31, 2013	2,381	$21.64	4.1	$10,651

As of March 31, 2013, there was $6.8 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.0 years.

The intrinsic value of options exercised was $1.5 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The 2012 employee stock purchase plan allowed eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter. Our 2012 employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. We recognized an expense for the amount equal to the discount during the last offering period.

The following table sets forth the stock-based compensation expense recognized for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31,
(in thousands)	2013	2012
RSUs	5,100	2,213
PBRSUs	2,155	1,360
Stock options	683	781
Employee stock purchase plan	204	—
	$8,142	$4,354

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

We have $1.9 million as of March 31, 2013 and $2.4 million as of December 31, 2012 reserved for litigation and regulatory contingency matters.

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

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against our subsidiary Teletrack, Inc. ("Teletrack"). The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and costs of suit. On September 20, 2011, Teletrack filed a motion to dismiss the complaint on grounds that the plaintiffs lacked standing. That motion was denied on March 7, 2012. Teletrack denied the allegations and has been defending against this claim vigorously. On March 27, 2013, the parties reached settlement in principle that would dismiss all claims.

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) in June 2010 (the “Separation”), we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At March 31, 2013, no reserves were considered necessary.

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

Note 13 – Acquisitions

In March 2013, we completed our acquisition of Case-Shiller for $6.0 million before working capital adjustments. Case-Shiller is included as a component of the data and analytics segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $2.1 million of customer lists with an estimated average life of 10.0 years, $3.0 million of tradenames with an estimated average life of 10.0 years and goodwill of $0.3 million. The business combination did not have a material impact on our consolidated financial statements.

In February 2013, we completed our acquisition of RESDirect for $4.0 million from RELS. See Note 2 - Investments in Affiliates. RESDirect is included as a component of the mortgage origination services segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $1.5 million of customer lists with an estimated average life of 3.0 years. The business combination did not have a material impact on our consolidated financial statements.

Note 14 – Discontinued Operations

In September 2012, we completed the wind down of our 100% owned consumer services business. As of August 31, 2012, we completed the disposition of American Driving Records within our transportation services business. For the three months ended March 2012, we recorded a pre-tax write-down of the remaining goodwill of $13.9 million in our 100% owned appraisal management company based on valuation indicators from the disposal process. For the three months ended March 31, 2012, we recorded a loss of $3.5 million on sale of discontinued operations, net.

Summarized below are certain assets and liabilities classified as discontinued operations as of March 31, 2013 and December 31, 2012:

(in thousands)	Data Analytics		Mortgage Origination	Asset Management and Processing
As of March 31, 2013	Marketing	Consumer	Appraisal	Transportation	Total
Total assets	$204	$251	$336	$—	$791

Total liabilities	$747	$132	$2,620	$(36)	$3,463

As of December 31, 2012
Total assets	$204	$251	$337	$2	$794

Total liabilities	$776	$691	$1,920	$(35)	$3,352

Summarized below are the components of our income/(loss) from discontinued operations for the three months ended March 31, 2013 and 2012:

(in thousands)	Data and Analytics		Mortgage Origination	Asset Management and Processing
For the three months ended March 31, 2013	Marketing	Consumer	Appraisal	Transportation	Total
(Loss)/income from discontinued operations before income taxes	$(110)	$196	$(1,148)	$—	$(1,062)
Income tax (benefit)/expense	(42)	75	(439)	—	(406)
(Loss)/income from discontinued operations, net of tax	$(68)	$121	$(709)	$—	$(656)

For the three months ended March 31, 2012
Operating revenue	$—	$22,836	$9,986	$18,006	$50,828
Income/(loss) from discontinued operations before income taxes	122	1,729	(14,199)	(28)	(12,376)
Income tax expense/(benefit)	47	672	(4,117)	(11)	(3,409)
Income/(loss) from discontinued operations, net of tax	$75	$1,057	$(10,082)	$(17)	$(8,967)

Note 15 – Transactions with FAFC

On June 1, 2010, we completed the Separation through a distribution (the “Distribution”) of all of the outstanding shares of FAFC, to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses.

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

In addition, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements were short-term in nature. For the three months ended March 31, 2012, the net amount of $1.7 million was recognized as a reduction of other operating expenses in connection with the transition services agreements (reflecting services provided by us to FAFC and from FAFC to us).

FAFC owns two office buildings that were leased to us under the terms of certain lease agreements that expired in December 2012. Rental expense associated with these properties totaled $1.1 million for three months ended March 31, 2012.

During the three months ended March 31, 2012, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily related to sales of data and other settlement services totaled $3.7 million for the three months ended March 31, 2012. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $0.3 million for the three months ended March 31, 2012.

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

Our data and analytics segment includes intercompany revenues of $5.0 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively. The segment also includes intercompany expenses of $0.9 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

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

Our mortgage origination services segment includes intercompany revenues of $1.3 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The segment also includes intercompany expenses of $3.9 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively.

Asset Management and Processing Solutions. Our asset management and processing solutions segment provides mortgage default management services, loss mitigation services, property valuation, processing solutions and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

Our asset management and processing solutions segment includes intercompany revenues of $0.9 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The segment also includes intercompany expenses that were not considered significant for the three months ended March 31, 2013 and 2012, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense, and our marketing services group (which focuses on lead generation).

It is impracticable to disclose revenues from external customers for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the three months ended March 31, 2013	Operating Revenues	Depreciation and Amortization	Income/(Loss) From Continuing Operations	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
Data and analytics	$161,065	$19,552	$24,305	$637	$25,099	$13,160
Mortgage origination services	176,450	6,669	50,685	13,447	64,002	4,248
Asset management and processing solutions	66,806	673	5,503	—	7,010	87
Corporate	167	7,920	(25,219)	(5,297)	(61,913)	10,137
Eliminations	(7,320)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$397,168	$34,814	$55,274	$8,787	$34,198	$27,632

For the three months ended March 31, 2012
Data and analytics	$147,055	$17,746	$23,537	$644	$23,883	$13,794
Mortgage origination services	141,766	7,080	31,004	14,856	45,562	4,557
Asset management and processing solutions	74,984	795	10,417	—	10,491	821
Corporate	191	3,885	(19,746)	(6,030)	(50,993)	1,306
Eliminations	(5,895)	(15)	15	—	15	—
Consolidated (excluding discontinued operations)	358,101	29,491	45,227	9,470	28,958	20,478

(in thousands)	As of	As of
Assets	March 31, 2013	December 31, 2012
Data and analytics	$1,359,933	$1,375,775
Mortgage origination services	1,025,274	1,000,382
Asset management and processing solutions	194,222	211,515
Corporate	4,315,031	4,344,264
Eliminations	$(3,887,060)	$(3,902,903)
Consolidated (excluding discontinued operations)	$3,007,400	$3,029,033

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
The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects the separate accounts of CoreLogic, Inc. (the "Parent"), the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$95,396	$9,582	$20,581	$—	$125,559
Other current assets	$44,016	$358,565	$24,419	$—	$427,000
Property and equipment, net	14,951	140,006	31,442	—	186,399
Goodwill	—	1,336,328	167,918	—	1,504,246
Other identifiable intangible assets, net	390	122,875	46,841	—	170,106
Capitalized data and database cost, net	—	240,916	83,300	—	324,216
Investments in affiliates	—	91,658	5,575	—	97,233
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	18,303	305	3,550	—	22,158
Investment in subsidiaries	1,905,600	—	—	(1,905,600)	—
Intercompany receivable	62,707	160,946	—	(223,653)	—
Other assets	108,597	40,249	2,428	—	151,274
Total assets	$2,309,483	$2,501,430	$386,054	$(2,188,776)	$3,008,191

Liabilities and equity:
Current liabilities	$106,118	$371,691	$25,128	$—	$502,937
Long-term debt, net	779,095	8,953	—	—	788,048
Deferred revenue	—	342,731	—	—	342,731
Deferred income taxes, long term	—	114,637	19,833	(59,523)	74,947
Intercompany payable	160,946	—	62,707	(223,653)	—
Other liabilities	130,342	30,428	5,776	—	166,546
Total CoreLogic stockholders' equity	1,132,982	1,632,990	272,610	(1,905,600)	1,132,982
Noncontrolling interests	—	—	—	—	—
Total liabilities and equity	$2,309,483	$2,501,430	$386,054	$(2,188,776)	$3,008,191

	Condensed Balance Sheet
	As of December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$111,305	$1,812	$35,741	$—	$148,858
Other current assets	$59,977	$364,178	$17,352	$(441)	$441,066
Property and equipment, net	14,921	139,831	31,865	—	186,617
Goodwill	—	1,323,700	180,532	—	1,504,232
Other identifiable intangible assets, net	—	123,011	48,573	—	171,584
Capitalized data and database cost, net	—	238,598	83,691	—	322,289
Investments in affiliates	—	88,647	5,580	—	94,227
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	18,299	305	3,513	—	22,117
Investment in subsidiaries	1,853,561	—	—	(1,853,561)	—
Intercompany receivable	65,885	125,587	—	(191,472)	—
Other assets	107,976	28,420	2,441	—	138,837
Total assets	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

Liabilities and equity:
Current liabilities	$82,668	$406,890	$27,974	$(441)	$517,091
Long-term debt, net	783,470	8,854	—	—	792,324
Deferred revenue	—	309,418	—	—	309,418
Deferred income taxes, long term	—	111,051	19,833	(59,523)	71,361
Intercompany payable	125,587	—	65,885	(191,472)	—
Other liabilities	130,421	33,011	5,255	—	168,687
Total CoreLogic stockholders' equity	1,169,301	1,564,865	288,696	(1,853,561)	1,169,301
Noncontrolling interests	—	—	1,645	—	1,645
Total liabilities and equity	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

	Condensed Statement of Operations
	For the three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$374,094	$23,074	$—	$397,168
Intercompany revenues	—	—	167	(167)	—
Cost of services (exclusive of depreciation and amortization below)	—	206,468	9,726	(167)	216,027
Selling, general and administrative expenses	16,532	66,286	8,235	—	91,053
Depreciation and amortization	850	28,195	5,769	—	34,814
Operating (loss)/income	(17,382)	73,145	(489)	—	55,274
Total interest (expense)/income, net	(11,696)	(66)	158	—	(11,604)
Gain on investment and other, net	1,340	1,459	—	—	2,799
(Benefit)/provision for income taxes	(7,830)	28,421	467	—	21,058
Equity in earnings of affiliates, net of tax	—	8,776	11	—	8,787
Equity in earnings of subsidiary, net of tax	53,476	—	—	(53,476)	—
Net income/(loss) from continuing operations, net of tax	33,568	54,893	(787)	(53,476)	34,198
Loss from discontinued operations, net of tax	—	(656)	—	—	(656)
Net income/(loss)	33,568	54,237	(787)	(53,476)	33,542
Less: Net loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Net income/(loss) attributable to CoreLogic	$33,568	$54,237	$(761)	$(53,476)	$33,568

Net income/(loss)	$33,568	$54,237	$(787)	$(53,476)	$33,542
Total other comprehensive (loss)/income	$(538)	$—	$933	$(933)	$(538)
Less: Comprehensive loss attributable to noncontrolling interests	$—	$—	$(26)	$—	$(26)
Comprehensive income/(loss) attributable to CoreLogic	$33,030	$54,237	$172	$(54,409)	$33,030

	Condensed Statement of Operations
	For the three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$335,975	$22,126	$—	$358,101
Intercompany revenues	—	—	191	(191)	—
Cost of services (exclusive of depreciation and amortization below)	—	188,791	9,065	(191)	197,665
Selling, general and administrative expenses	17,900	58,005	9,813	—	85,718
Depreciation and amortization	925	22,767	5,799	—	29,491
Operating (loss)/income	(18,825)	66,412	(2,360)	—	45,227
Total interest expense, net	(13,492)	191	(841)	—	(14,142)
Gain on investment and other, net	1,641	—	—	—	1,641
(Benefit)/provision for income taxes	(14,527)	28,406	(641)	—	13,238
Equity in earnings of affiliates, net of tax	—	9,166	304	—	9,470
Equity in earnings of subsidiary, net of tax	32,780	—	—	(32,780)	—
Net income/(loss) from continuing operations, net of tax	16,631	47,363	(2,256)	(32,780)	28,958
Loss from discontinued operations, net of tax	—	(8,967)	—	—	(8,967)
Loss on sale of discontinued operations, net of tax	—	(3,454)	—	—	(3,454)
Net income/(loss)	16,631	34,942	(2,256)	(32,780)	16,537
Less: Net loss attributable to noncontrolling interest	—	—	(94)	—	(94)
Net income/(loss) attributable to CoreLogic	$16,631	$34,942	$(2,162)	$(32,780)	$16,631

Net income/(loss)	16,631	34,942	(2,256)	(32,780)	16,537
Total other comprehensive income/(loss)	4,135	—	4,167	(4,167)	4,135
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(94)	—	(94)
Comprehensive income/(loss) attributable to CoreLogic	20,766	34,942	2,005	(36,947)	20,766

	Condensed Statement of Cash Flows
	For the three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by/(used in) operating activities - continuing operations	$25,818	$71,132	$(3,879)	$—	$93,071
Net cash used in operating activities - discontinued operations	—	(543)	—	—	(543)
Total cash provided by/(used in) operating activities	$25,818	$70,589	$(3,879)	$—	$92,528
Cash flow from investing activities:
Purchases of property and equipment	(871)	(15,334)	(1,945)	—	(18,150)
Purchases of capitalized data and other intangible assets	(390)	(7,820)	(1,279)	—	(9,489)
Cash paid for acquisitions, net of cash acquired	—	(7,027)	—	—	(7,027)
Purchases of investments	—	(2,351)	—	—	(2,351)
Proceeds from sale of subsidiary and other increases in noncontrolling interest, net	—	800	—	—	800
Change in restricted cash	(4)	1	(37)	—	(40)
Net cash used in investing activities - continuing operations	(1,265)	(31,731)	(3,261)	—	(36,257)
Net cash used in investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(1,265)	$(31,731)	$(3,261)	$—	$(36,257)
Cash flow from financing activities:
Repayments of long-term debt	(4,375)	(25)	—	—	(4,400)
Share repurchased and retired	(75,676)	—	—	—	(75,676)
Proceeds from issuance of stock related to stock options and employee benefit plans	4,621	—	—	—	4,621
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,436)	—	—	—	(6,436)
Distribution to noncontrolling interests	—	—	—	—	—
Tax benefit/(liability) related to stock options	2,326	(5)	—	—	2,321
Intercompany payments	—	(31,601)	(8,020)	39,621	—
Intercompany proceeds	39,621	—	—	(39,621)	—
Net cash used in by financing activities - continuing operations	(39,919)	(31,631)	(8,020)	—	(79,570)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash used in by financing activities	$(39,919)	$(31,631)	$(8,020)	$—	$(79,570)
Net (decrease)/increase in cash and cash equivalents	(15,366)	7,227	(15,160)	—	(23,299)
Cash and cash equivalents at beginning of period	111,305	1,812	35,741	—	148,858

Less: Change in cash and cash equivalents - discontinued operations	—	(543)	—	—	(543)
Plus: Cash swept to discontinued operations	(543)	—	—	—	(543)
Cash and cash equivalents at end of period	$95,396	$9,582	$20,581	$—	$125,559

	Condensed Statement of Cash Flows
	For the three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by/(used in) operating activities - continuing operations	$19,166	$58,236	$(7,676)	$—	$69,726
Net cash used in operating activities - discontinued operations	—	(4,694)	—	—	(4,694)
Total cash provided by/(used in) operating activities	$19,166	$53,542	$(7,676)	$—	$65,032
Cash flow from investing activities:
Purchases of redeemable noncontrolling interests	—	—	—	—	—
Purchases of property and equipment	(989)	(8,762)	(3,768)	—	(13,519)
Purchases of capitalized data and other intangible assets	—	(6,876)	(83)	—	(6,959)
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from sale of subsidiary and other decreases in noncontrolling interest, net	—	—	—	—	—
Purchases of investments	—	—	—	—	—
Proceeds from sale of property and equipment	—	45	—	—	45
Proceeds from sale of investments	—	—	—	—	—
Change in restricted cash	—	(186)	—	—	(186)
Net cash used in investing activities - continuing operations	(989)	(15,779)	(3,851)	—	(20,619)
Net cash provided by investing activities - discontinued operations	—	239	—	—	239
Total cash used in investing activities	$(989)	$(15,540)	$(3,851)	$—	$(20,380)
Cash flow from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Repayments of long-term debt	(42,000)	(10,214)	(33)	—	(52,247)
Share repurchased and retired	—	—	—	—	—
Proceeds from issuance of stock related to stock options and employee benefit plans	187	—	—	—	187
Minimum tax withholding paid on behalf of employees for restricted stock units	—	—	—	—	—
Distribution to noncontrolling interests	—	—	(10)	—	(10)
Tax benefit related to stock options	56	—	—	—	56
Intercompany payments	(9,065)	(45,236)	—	54,301	—
Intercompany proceeds	45,236	—	9,065	(54,301)	—
Net cash (used in)/provided by financing activities - continuing operations	(5,586)	(55,450)	9,022	—	(52,014)
Net cash provided by financing activities - discontinued operations	—	1	—	—	1

Total cash (used in)/provided by financing activities	$(5,586)	$(55,449)	$9,022	$—	$(52,013)
Net increase/(decrease) in cash and cash equivalents	12,591	(17,447)	(2,505)	—	(7,361)
Cash and cash equivalents at beginning of period	229,871	9,106	20,289	—	259,266
Less: Change in cash and cash equivalents - discontinued operations	—	(4,454)	—	—	(4,454)
Cash and cash equivalents at end of period	$242,462	$(3,887)	$17,784	$—	$256,359

Revisions to Condensed Consolidating Financial Information

The consolidated income statement and condensed consolidated statement of cash flows as of March 31, 2012 has been revised to gross up intercompany revenues and expenses and to move balances related to non-controlling interests from the Parent to the non-guarantor subsidiaries. We assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC SAB No. 99, and concluded that the errors were not material to the consolidated financial statements. The impact of these revisions to the condensed consolidating financial information for 2012 are as follows:

	Increase/(Decrease)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total

Condensed Statement of Operations
For the three months ended March 31, 2012
Operating revenue, net	$—	$191	$—	$(191)	$—
Total operating expenses	$—	$191	$—	$(191)	$—
Less: Net income/(loss) attributable to noncontrolling interests	$94	$—	$(94)	$—	$—
Net income attributable to CLGX	$—	$—	$94	$(94)	$—
Comprehensive income/(loss) attributable to CoreLogic	$—	$—	$94	$(94)	$—

Condensed Statement of Cash Flows
For the three months ended March 31, 2012
Net cash provided by/(used in) operating activities - continuing operations	$—	$1,299	$(1,299)	$—	$—
Net cash (used in)/provided by investing activities - continuing operations	$—	$—	$—	$—	$—
Net cash (used in)/provided by financing activities - continuing operations	$—	$(1,299)	$1,299	$—	$—

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

•	compromises in the security of our data transmissions, including the transmission of confidential information, or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally, together with our customer concentration and the impact of these factors thereon;

•	our ability to protect proprietary technology rights;

•	our growth strategies and cost reduction plans and our ability to effectively and efficiently implement them;

•	risks related to the outsourcing of services and our international operations;

•	our indebtedness and the restrictions in our various debt agreements; and

•	impairments in our goodwill or other intangible assets.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth in Item 1A of Part II below, and are based on information available to us on the date hereof. Because of these risk factors, as well as other variables affecting our financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

Business Overview

We are a leading residential property information, analytics and services provider in the United States and Australia. The markets we serve include real estate and mortgage finance, insurance, capital markets, transportation and government. We deliver value to our customers through unique data, analytics, workflow technology, advisory and managed services. Our customers rely on us to help identify and manage growth opportunities, improve performance and mitigate risk.

We believe that we offer our customers access to some of the most comprehensive national databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 795 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 147 million records. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

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

Data and Analytics

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

Mortgage Origination Services

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

Asset Management and Processing Solutions

Our asset management and processing solutions segment provides mortgage default management services, loss mitigation services, property valuation, processing solutions and management services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies.

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

Approximately 40.4% of our operating revenues for the three months ended March 31, 2013 were generated from the ten largest United States mortgage originators, and one customer, Wells Fargo, N.A., accounted for 10.6% of our 2013 operating revenues for the three months ended March 31, 2013. We believe total mortgage originations increased approximately 20.7% in the first quarter of 2013 relative to the same period of 2012. The Mortgage Bankers' Association estimates that mortgage applications increased 9.9% in the first quarter of 2013 relative to the same period of 2012. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. Recently, the level of mortgage originations, particularly refinancing transactions, have been relatively high due to historical lows in long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of Federal Government programs targeting mortgage loan refinancing and modification activity.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 15.3% in the quarter ending March 31, 2013 relative to the same period of 2012. Additionally, based on our internal analysis and market estimates, we believe the inventory of seriously delinquent mortgage loans and loans in foreclosure will continue to decline in the near term.

As part of our on-going cost efficiency programs, in July 2012, we announced the launch of our technology transformation initiative (“TTI”) with Dell Services. The objective of the TTI is to convert our existing technology infrastructure to a new platform which is expected to provide new functionality, increased performance, and a reduction in application management and development costs. Following an initial transition period of thirty months, we expect net operating expense reductions of approximately $35.0 to $40.0 million per year compared to 2012 cost levels. For the three months ended March 31, 2013 expenses related to the initiative were $7.4 million, of which $5.2 million are non-cash charges.

On a consolidated basis, our operating revenues increased 10.9%, for the three months ended March 31, 2013, when compared to the same period of the prior year. Data and analytics segment operating revenues increased 9.5% for the three months ended March 31, 2013, when compared to the same period of the prior year, due to higher data licensing and analytics projects, and the impact of acquisition activity. Mortgage origination services segment operating revenues increased 24.5% for the three months ended March 31, 2013, when compared to the same period of the previous year, due to higher mortgage origination volumes and the impact of acquisition activity. Asset management and processing solutions segment operating revenues decreased 10.9% for the three months ended March 31, 2013, when compared to the same period of the previous year, due primarily to lower volumes in field services and default-related services.

Our total operating expense increased 9.3% for the three months ended March 31, 2013, when compared to the same period of the prior year, primarily due to higher external cost of revenue from increased volumes.

Total interest expense, net, decreased 17.9% for the three months ended March 31, 2013, when compared to the same period of the prior year, due to lower average outstanding debt balances.

Gain on investments and other income increased 70.6% for the three months ended March 31, 2013, when compared to the same period of the prior year. The increase in gains is due to the sale of the Company's partnership interest in a subsidiary.

Net income increased $16.9 million, or 101.8%, for the three months ended March 31, 2013, when compared to the same period of the prior year, primarily due to higher net income from continuing operations of $5.2 million, lower losses from discontinued operations of $8.3 million, lower loss from sale of discontinued operations of $3.5 million and lower non-controlling interests of $0.1 million.

For additional information related to our results of operations for each of our reportable segments please see the discussions under “Data and Analytics,” “Mortgage Origination Services” and “Asset Management and Processing Solutions” below.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Data and Analytics

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	$ Change	% Change
Operating revenues	$161,065	$147,055	$14,010	9.5%
Cost of services (exclusive of depreciation and amortization below)	80,242	67,873	12,369	18.2%
Selling, general and administrative expenses	36,966	37,899	(933)	(2.5)%
Depreciation and amortization	19,552	17,746	1,806	10.2%
Total operating expenses	136,760	123,518	13,242	10.7%
Operating income	24,305	23,537	768	3.3%
Total interest expense, net	157	(298)	455	(152.7)%
Gain/(loss) on investments and other, net	—	—	—	—%
Income from continuing operations before income taxes	24,462	23,239	1,223	5.3%
Provision for income taxes	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	24,462	23,239	1,223	5.3%
Equity in earnings of affiliates	637	644	(7)	(1.1)%
Income from continuing operations	$25,099	$23,883	$1,216	5.1%

Operating Revenues

Data and analytics segment operating revenues was $161.1 million for the three months ended March 31, 2013, an increase of $14.0 million, or 9.5%, when compared to the respective period of the prior year. Acquisition activity accounted for $4.7 million of the increase for the three months ended March 31, 2013. Excluding acquisition activity, the increase of $9.3 million was due to growth in advisory services revenue of $7.4 million, analytics revenues of $2.1 million and higher property data sales of $2.0 million, partially offset by decreased information reporting revenues of $1.9 million and lower other revenues of $0.3 million. Information report revenues for the three months ended March 31, 2013 were negatively impacted by challenging market conditions in our tenancy services business and regulatory conditions affecting certain customers of our under-banked credit services business.

Cost of Services

Data and analytics segment cost of services was $80.2 million for the three months ended March 31, 2013, an increase of $12.4 million, or 18.2%, when compared to the respective period of the prior year. Acquisition activity contributed $1.1 million of the increase for the three months ended March 31, 2013. Excluding acquisition activity, the increase of $11.3 million was primarily due to higher volumes and a shift in product mix associated with higher advisory services revenues.

Selling, General and Administrative Expense

Data and analytics segment selling, general and administrative expenses was $37.0 million for the three months ended March 31, 2013, a decrease of $0.9 million, or 2.5%, when compared to the respective period of the prior year. Acquisition activity accounted for a $1.0 million increase for the three months ended March 31, 2013. Excluding acquisition activity, the decrease of $1.9 million was due to lower professional fees of $3.7 million, lower compensation expenses of $0.9 million and lower other costs of $0.2 million, partially offset by higher facility costs of $1.1 million and higher allocations of net corporate shared services costs of $1.8 million. We allocate expenses, from corporate, to our business segments for various shared service costs such as human resources, legal, accounting and finance, product development and technology infrastructure cost.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense was $19.6 million for the three months ended March 31, 2013, an increase of $1.8 million, or 10.2%, when compared to the respective period of the prior year. Acquisition activity accounted for $1.0 million of the variance for the three months ended March 31, 2013. Excluding acquisition activity, the increase of $0.8 million was due to current year write-offs of $0.8 million relating to certain non-performing assets.

Operating Income

Data and analytics segment operating income was $24.3 million, or 15.1% of operating revenue, and $23.5 million, or 16.0% of operating revenue, for the three months ended March 31, 2013 and 2012, respectively. The decrease in operating margin is primarily due to higher cost of services due to a change in product mix associated with the ramp-up and increase in advisory services revenues.

Gain/(Loss) on Investments and Other Income, Net

Data and analytics segment did not have any gains or losses on investments and other income for the three months ended March 31, 2013 and 2012.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $0.6 million for the three months ended March 31, 2013 and 2012. The variance relative to the prior year is not significant.

Mortgage Origination Services

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	$ Change	% Change
Operating revenues	$176,450	$141,766	$34,684	24.5%
Cost of services (exclusive of depreciation and amortization below)	94,597	80,927	13,670	16.9%
Selling, general and administrative expenses	24,499	22,755	1,744	7.7%
Depreciation and amortization	6,669	7,080	(411)	(5.8)%
Total operating expenses	125,765	110,762	15,003	13.5%
Operating income	50,685	31,004	19,681	63.5%
Total interest expense, net	(130)	(298)	168	(56.4)%
Gain/(loss) on investments and other, net	—	—	—	—%
Income from continuing operations before income taxes	50,555	30,706	19,849	64.6%
Provision for income taxes	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	50,555	30,706	19,849	64.6%
Equity in earnings of affiliates	13,447	14,856	(1,409)	(9.5)%
Income from continuing operations	$64,002	$45,562	$18,440	40.5%

Operating Revenues

Mortgage origination services segment operating revenues was $176.5 million for the three months ended March 31, 2013, an increase of $34.7 million, or 24.5%, when compared to the respective period of the prior year. Acquisition activity increased revenues by $2.1 million for the three months ended March 31, 2013. Excluding acquisition activity, the increase of $32.6 million was due to higher mortgage origination volumes, which increased tax services revenues by $15.8 million, credit services revenues by $15.7 million and flood certification revenues by $3.1 million, partially offset by a decrease in lending solutions and other revenues of $2.0 million.

Cost of Services

Mortgage origination services segment cost of services was $94.6 million for the three months ended March 31, 2013, an increase of $13.7 million, or 16.9%, when compared to the respective period of the prior year. Acquisition activity accounted for $0.3 million of the increase for the three months ended March 31, 2013. Excluding acquisition activity, the increase of $13.4 million was primarily due to higher origination volumes which resulted in higher credit bureau-related expense of $12.9 million and higher tax services-related costs of $1.3 million, partially offset by lower other costs of $0.8 million.

Selling, General and Administrative Expenses

Mortgage origination services segment selling, general and administrative expenses was $24.5 million for the three months ended March 31, 2013, an increase of $1.7 million, or 7.7%, when compared to the respective period of the prior year. Acquisition activity increased selling, general and administrative expenses by $0.8 million for the three months ended March 31, 2013. Excluding acquisition activity, the increase of $0.9 million was due to higher compensation expenses of $1.7 million, partially offset by lower external service costs of $0.3 million, lower facility costs of $0.3 million and lower other expenses of $0.2 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense was $6.7 million for the three months ended March 31, 2013, a decrease of $0.4 million, or 5.8%, when compared to the respective period of the prior year. The variance was primarily due to impairment losses relating to certain non-performing assets in the prior year.

Operating Income

Mortgage origination services segment operating income was $50.7 million, or 28.7% of operating revenue, and $31.0 million, or 21.9% of operating revenue, for the three months ended March 31, 2013 and 2012, respectively. The increase in operating margin is primarily due to the continued improved operating efficiency resulting from our tax services transformation initiative. As a result our tax services business experienced improved operating leverage for both costs of services and selling, general and administrative expenses.

Gain on Investments and Other Income, Net

Mortgage origination services segment did not have gain on investments and other income for the three months ended March 31, 2013 and 2012.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates was $13.4 million for the three months ended March 31, 2013, a decrease of $1.4 million, or 9.5%, when compared to the respective period of the prior year. The variance is primarily due to the consolidation of RELS Credit following the acquisition of the remaining interest in July 2012.

Asset Management and Processing Solutions

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	$ Change	% Change
Operating revenues	$66,806	$74,984	$(8,178)	(10.9)%
Cost of services (exclusive of depreciation and amortization below)	48,508	53,301	(4,793)	(9.0)%
Selling, general and administrative expenses	12,122	10,471	1,651	15.8%
Depreciation and amortization	673	795	(122)	(15.3)%
Total operating expenses	61,303	64,567	(3,264)	(5.1)%
Operating income	5,503	10,417	(4,914)	(47.2)%
Total interest expense, net	47	74	(27)	(36.5)%
Gain/(loss) on investments and other, net	1,460	—	1,460	—%
Income from continuing operations before income taxes	7,010	10,491	(3,481)	(33.2)%
Provision for income taxes	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	7,010	10,491	(3,481)	(33.2)%
Equity in earnings of affiliates	—	—	—	—%
Income from continuing operations	$7,010	$10,491	$(3,481)	(33.2)%

Operating Revenues

Asset management and processing solutions segment operating revenues was $66.8 million for the three months ended March 31, 2013, a decrease of $8.2 million, or 10.9%, when compared to the respective period of the prior year. The decrease was primarily due to lower field services revenues of $5.7 million, lower volumes in real estate owned asset management and other default revenues of $2.8 million, lower claims management revenue of $1.8 million and lower other revenues of $0.3 million, partially offset by higher loss mitigation services revenue of $2.4 million.

Cost of Services

Asset management and processing solutions segment cost of services was $48.5 million for the three months ended March 31, 2013, an decrease of $4.8 million, or 9.0%, when compared to the respective period of the prior year. The decrease was primarily due to a decline in volume in field services and broker price opinions, partially offset by a shift in product mix associated with higher loss mitigations services revenues.

Selling, General and Administrative Expense

Asset management and processing solutions segment selling, general and administrative expenses was $12.1 million for the three months ended March 31, 2013, a decrease of $1.7 million, or 15.8%, when compared to the respective period of the prior year. The decrease is predominantly due to our cost-reduction initiatives which lowered compensation expenses by $1.6 million and external service costs by $0.5 million, partially offset by higher other expenses of $0.4 million.

Depreciation and Amortization

Asset management and processing solutions segment depreciation and amortization expense was $0.7 million for the three months ended March 31, 2013, a decrease of $0.1 million, or 15.3%, when compared to the respective period of the prior year. The variance relative to the prior year is not significant.

Operating Income

Asset management and processing solutions segment operating income was $5.5 million, or 8.2% of operating revenue, and $10.4 million, or 13.9% of operating revenue, for the three months ended March 31, 2013 and 2012, respectively. The decrease in operating margin is primarily due to a decline in operating revenues.

Loss on Investments and Other Income, Net

Asset management and processing solutions segment gain on investments and other income, net was $1.5 million for the three months ended March 31, 2013, which is primarily related to the gain on sale and exit of a product line.

Equity in Earnings of Affiliates

Asset management and processing solutions segment had no equity in earnings nor losses in earnings of affiliates for the three months ended March 31, 2013 and 2012.

Corporate

	For the Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	$ Change	% Change
Operating revenues	$167	$191	$(24)	(12.6)%
Selling, general and administrative expenses	17,466	16,052	1,414	8.8%
Depreciation and amortization	7,920	3,885	4,035	103.9%
Total operating expenses	25,386	19,937	5,449	27.3%
Operating loss	(25,219)	(19,746)	(5,473)	27.7%
Total interest expense, net	(11,678)	(13,620)	1,942	(14.3)%
Gain on investment and other, net	1,339	1,641	(302)	(18.4)%
Loss from continuing operations before income taxes	(35,558)	(31,725)	(3,833)	12.1%
Provision for income taxes	21,058	13,238	7,820	59.1%
Loss from continuing operations before equity in earnings of affiliates	(56,616)	(44,963)	(11,653)	25.9%
Equity in losses of affiliates	(5,297)	(6,030)	733	(12.2)%
Net loss from continuing operations	$(61,913)	$(50,993)	$(10,920)	21.4%

Operating Revenues

Corporate operating revenues was $0.2 million for the three months ended March 31, 2013. The revenues associated with the corporate function for the three months ended March 31, 2013 is comparable to the prior period.

Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses was $17.5 million for the three months ended March 31, 2013, an increase of $1.4 million, or 8.8%, when compared to the respective period of the prior year. The increase is primarily due to higher salaries and benefit costs of $8.8 million and higher external services costs of $20.5 million associated with the transfer of segment level personnel as we continue to centralize and standardize our corporate shared services. These increases were offset by higher allocation of corporate shared services costs of $26.4 million to our operating segments and decreases in other expenses of $1.5 million.
Depreciation and Amortization

Corporate depreciation and amortization expense was $7.9 million for the three months ended March 31, 2013, an increase of $4.0 million, or 103.9%, when compared to the respective period of the prior year. For the three months ended March 31, 2013, the increase is primarily due to the acceleration of depreciation of certain corporate assets in connection with the TTI.

Total Interest Expense, net

Corporate net interest expense was $11.7 million for the three months ended March 31, 2013, a decrease $1.9 million, or 14.3%, when compared to the respective period of the prior year. For the three months ended March 31, 2013, the decrease is related to the lower average outstanding debt balances as a result of the principal prepayments related to our Term Facility in the prior year.

Gain on Investments and Other Income, Net

Corporate gain on investments, net and other income was $1.3 million for the three months ended March 31, 2013, a decrease of $0.3 million, or 18.4%, when compared to the respective period of the prior year. The variance is primarily due to lower realized gains on investments.

Equity in Losses of Affiliates, net of tax

Corporate equity in losses of affiliates was $5.3 million for the three months ended March 31, 2013, a decrease of $0.7 million, or 12.2%, when compared to the same period of the prior year. We record income tax expense on the earnings from our investments in affiliates in corporate. For the three months ended March 31, 2013, the decrease is primarily attributable to lower income tax expense based on lower earnings in affiliates contained in our mortgage origination services segment.

Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 45.3% for the three months ended March 31, 2013. For the three months ended March 31, 2012, the effective income tax rate was 40.5%, respectively.

The difference between the effective tax rate for the quarter ended March 31, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to a valuation allowance recorded against the capital loss carryforward generated from the sale of a controlling interest in a partnership.

Income taxes included in equity in earnings of affiliates were $5.4 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

It is reasonably possible the amount of unrecognized benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, or the expiration of federal and state statues of limitation for the assessment of taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2013 totaled $125.6 million, a decrease of $23.3 million from December 31, 2012. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at March 31, 2013 totaled $21.3 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $22.2 million at March 31, 2013 and $22.1 million at December 31, 2012, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $92.5 million and $65.0 million during the three months ended March 31, 2013 and 2012, respectively. The increase in cash provided by operating activities was primarily due to higher profitability levels in the current period, timing of collections of accounts receivable, recognition of deferred income accounts and payments of income tax payables.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and purchase of investments. Cash used in investing activities was approximately $36.3 million and $20.4 million during the three months ended March 31, 2013 and 2012, respectively.

Cash used in investing activities for the three months ended March 31, 2013 was primarily related to investments in property and equipment and capitalized data of $18.2 million and $9.5 million, respectively, purchase of investment of $2.4 million and cash paid for the acquisitions of Case-Shiller and RESDirect for $7.0 million; partially offset by proceeds of $0.8 million from the sale of the Company's partnership interest in a subsidiary in March 2013. Cash used in investing activities for the three months ended March 31, 2012 was primarily due to investments in property and equipment and capitalized data of $13.5 million and $7.0 million, respectively.

Financing Activities. Net cash used in financing activities was approximately $79.6 million for the three months ended March 31, 2013, which was primarily comprised of repayment of long-term debt of $4.4 million and share repurchases of $75.7 million. Net cash used in financing activities was $52.0 million for the three months ended March 31, 2012. During 2012, we repaid acquisition-related notes of $52.2 million.

Financing and Financing Capacity

At March 31, 2013, we had total debt outstanding of $788.2 million, compared to $792.4 million at December 31, 2012. Our significant debt instruments and borrowing capacity are described below.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At March 31, 2013, we were in compliance with the covenants of the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of March 31, 2013, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The remaining outstanding balance of loans under the Term Facility will be due on May 23, 2016. For the three months ended March 31, 2013, we prepaid $4.4 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule.

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

At March 31, 2013, we had additional borrowing capacity under the revolving lines of credit of $500.0 million, and were in compliance with the financial and restrictive covenants of our loan agreements. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) with a termination date of May 2016. The Swaps had an initial notional value of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. For the three months ended March 31, 2013 and 2012, unrealized loss was $0.5 million (net of $0.3 million in deferred taxes) and $0.1 million (net of $0.1 million in deferred taxes), respectively.

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

In April 2013, the Company announced its plan to repurchase at least 5.0 million shares during 2013 under an existing Board of Directors authorization. During the first quarter of 2013, we repurchased approximately 2.9 million shares of our common stock for $75.7 million including commission costs.

Availability of Additional Liquidity

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

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Management believes that at March 31, 2013, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of March 31, 2013, we had approximately $788.2 million in long-term debt outstanding, of which approximately $325.6 million was variable-interest-rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $182.5 million of our floating-rate debt from variable to fixed-rate as of March 31, 2013. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.4 million change to interest expense for the three months ended March 31, 2013.

We are also subject to equity price risk related to our equity securities portfolio. At March 31, 2013, we had equity securities with a cost and fair value of $21.9 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 12 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our customers. Specifically, the Consumer Financial Protection Bureau ("CFPB") has authority to write rules impacting the business of credit reporting agencies and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protections laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. Two of our credit businesses - CoreLogic Credco and Teletrack - are subject to the CFPB non-bank supervision program. The CFPB and the prudential financial institution regulators such as the Office of the Comptroller of the Currency also have the authority to examine us in our role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, several of our largest bank customers are subject to consent orders with the Office of the Comptroller of the Currency and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

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

The ten largest U.S. mortgage originators generated 40.4% of our 2013 operating revenues for the three months ended March 31, 2013, and one customer, Wells Fargo, N.A., accounted for 10.6% of our 2013 operating revenues. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations.

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

Our outsourcing arrangement with Cognizant Technology Solutions subjects us to a remaining net cumulative minimum commitment of approximately $262.1 million as of March 31, 2013, plus applicable inflation adjustments, over the remaining minimum commitment term through 2016. We are required to pay this minimum commitment regardless of the actual value of the services it provides. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under this outsourcing agreement.

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

As of March 31, 2013, our total debt was approximately $788.2 million, and we have unused commitments of approximately $500.0 million under our credit facilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2013, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to either our existing or prior stock repurchase plan. The prior plan was initially approved by the Board of Directors and announced by us on May 18, 2004, and was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006 and January 13, 2008, and provided for repurchases up to $800.0 million. On December 6, 2012, the Board of Directors canceled the prior authorization and established a new share repurchase authorization of up to $250.0 million. The amounts in column (d) reflect the effect of these amendments, but do not reflect any restrictions on repurchases under our debt agreements as described below. The stock repurchase plan has no expiration date.

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

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2013	—	$—	—	$250,000,000
February 1 to February 28, 2013	1,386,400	$25.50	1,386,400	$214,646,800
March 1 to March 31, 2013	1,494,500	$26.98	1,494,500	$174,325,190
Total	2,880,900	$26.27	2,880,900

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	April 25, 2013

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)^

✓	Included in this filing
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