Form 10-Q
period 2013-06-30
CORELOGIC, INC.
filed 2013-07-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On July 22, 2013 there were 95,608,226 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

2

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$176,591	$148,858
Marketable securities	22,430	22,168
Accounts receivable (less allowance for doubtful accounts of $19,054 and $21,643 as of June 30, 2013 and December 31, 2012, respectively)	264,065	255,148
Prepaid expenses and other current assets	50,617	50,036
Income tax receivable	—	14,084
Deferred income tax assets, current	99,741	98,836
Assets of discontinued operations	791	794
Total current assets	614,235	589,924
Property and equipment, net	181,729	186,617
Goodwill, net	1,486,207	1,504,232
Other intangible assets, net	155,724	171,584
Capitalized data and database costs, net	316,288	322,289
Investment in affiliates, net	99,484	94,227
Restricted cash	20,025	22,117
Other assets	150,267	138,837
Total assets	$3,023,959	$3,029,827
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$171,027	$157,190
Accrued salaries and benefits	81,504	114,165
Income taxes payable	12,234	—
Deferred revenue, current	232,643	242,282
Current portion of long-term debt	5,081	102
Liabilities of discontinued operations	4,028	3,352
Total current liabilities	506,517	517,091
Long-term debt, net of current	783,731	792,324
Deferred revenue, net of current	345,381	309,418
Deferred income tax liabilities, long term	76,908	71,361
Other liabilities	161,778	168,687
Total liabilities	1,874,315	1,858,881

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding
Common stock, $0.00001 par value; 180,000 shares authorized; 95,604 and 97,698 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	808,416	866,720
Retained earnings	395,213	318,094
Accumulated other comprehensive loss	(53,986)	(15,514)
Total CoreLogic stockholders' equity	1,149,644	1,169,301
Noncontrolling interests	—	1,645
Total equity	1,149,644	1,170,946
Total liabilities and equity	$3,023,959	$3,029,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues	$426,972	$389,361	$824,141	$747,462
Cost of services (excluding depreciation and amortization shown below)	221,333	205,724	437,360	403,389
Selling, general and administrative expenses	102,429	85,170	193,481	170,887
Depreciation and amortization	34,824	30,905	69,638	60,397
Total operating expenses	358,586	321,799	700,479	634,673
Operating income	68,386	67,562	123,662	112,789
Interest expense:
Interest income	685	761	1,455	1,462
Interest expense	12,438	14,095	24,813	28,938
Total interest expense, net	(11,753)	(13,334)	(23,358)	(27,476)
Gain/(loss) on investments and other, net	399	(1,252)	3,198	389
Income from continuing operations before equity in earnings of affiliates and income taxes	57,032	52,976	103,502	85,702
Provision for income taxes	21,517	23,578	42,575	36,816
Income from continuing operations before equity in earnings of affiliates	35,515	29,398	60,927	48,886
Equity in earnings of affiliates, net of tax	9,345	11,745	18,132	21,215
Net income from continuing operations	44,860	41,143	79,059	70,101
(Loss)/income from discontinued operations, net of tax	(1,310)	983	(1,966)	(7,985)
Gain/(loss) from sale of discontinued operations, net of tax	—	466	—	(2,987)
Net income	43,550	42,592	77,093	59,129
Less: Net loss attributable to noncontrolling interests	—	(65)	(26)	(158)
Net income attributable to CoreLogic	$43,550	$42,657	$77,119	$59,287
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$44,860	$41,208	$79,085	$70,259
(Loss)/income from discontinued operations, net of tax	(1,310)	983	(1,966)	(7,985)
Gain/(loss) from sale of discontinued operations, net of tax	—	466	—	(2,987)
Net income attributable to CoreLogic	$43,550	$42,657	$77,119	$59,287
Basic income/(loss) per share:
Net income from continuing operations	$0.47	$0.39	$0.82	$0.66
(Loss)/income from discontinued operations, net of tax	(0.01)	0.01	(0.02)	(0.08)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	—	(0.03)
Net income attributable to CoreLogic	$0.46	$0.40	$0.80	$0.55
Diluted income/(loss) per share:
Net income from continuing operations	$0.46	$0.39	$0.81	$0.66
(Loss)/income from discontinued operations, net of tax	(0.01)	0.01	(0.02)	(0.07)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	—	(0.03)
Net income attributable to CoreLogic	$0.45	$0.40	$0.79	$0.56
Weighted-average common shares outstanding:
Basic	95,516	105,895	96,315	106,245
Diluted	97,180	106,468	98,120	106,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$43,550	$42,592	$77,093	$59,129
Other comprehensive (loss)/income:
Unrealized gain on marketable securities, net of tax	345	1,051	162	1,099
Unrealized gain/(loss) on interest rate swap, net of tax	694	(690)	1,248	(765)
Foreign currency translation adjustments	(39,000)	(3,152)	(39,934)	1,015
Supplemental benefit plans gain adjustment, net of tax	28	29	52	24
Total other comprehensive (loss)/income	(37,933)	(2,762)	(38,472)	1,373
Comprehensive income	5,617	39,830	38,621	60,502
Less: Comprehensive loss attributable to the noncontrolling interests	—	(65)	(26)	(158)
Comprehensive income attributable to CoreLogic	$5,617	$39,895	$38,647	$60,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$77,093	$59,129
Less: Loss from discontinued operations, net of tax	(1,966)	(7,985)
Less: Loss from sale of discontinued operations, net of tax	—	(2,987)
Net income from continuing operations	79,059	70,101
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	69,638	60,397
Provision for bad debt and claim losses	8,733	11,205
Share-based compensation	16,933	9,031
Excess tax benefit related to stock options	(2,652)	(109)
Equity in earnings of affiliates, net of taxes	(18,132)	(21,215)
Loss on sale of property and equipment	—	960
Loss on early extinguishment of debt	—	353
Deferred income tax	3,737	903
Gain on investments and other, net	(3,198)	(389)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,721)	(26,187)
Prepaid expenses and other current assets	(341)	878
Accounts payable and accrued expenses	(26,417)	2,257
Deferred revenue	26,252	(1,892)
Income taxes	15,086	47,154
Dividends received from investments in affiliates	23,868	37,219
Other assets and other liabilities	(18,883)	(7,599)
Net cash provided by operating activities - continuing operations	167,962	183,067
Net cash (used in)/provided by operating activities - discontinued operations	(1,288)	9,490
Total cash provided by operating activities	$166,674	$192,557
Cash flows from investing activities:
Purchases of capitalized data and other intangible assets	(18,928)	(15,397)
Purchases of property and equipment	(34,672)	(24,939)
Cash paid for acquisitions, net of cash acquired	(6,852)	—
Purchases of investments	(2,351)	—
Proceeds from sale of subsidiary and other decreases in noncontrolling interest, net	800	—
Proceeds from sale of property and equipment	—	1,832
Change in restricted cash	2,093	123
Net cash used in investing activities - continuing operations	(59,910)	(38,381)
Net cash used in investing activities - discontinued operations	—	(4,745)
Total cash used in investing activities	$(59,910)	$(43,126)
Cash flows from financing activities:
Proceeds from long-term debt	551	—
Repayment of long-term debt	(4,423)	(113,825)
Proceeds from issuance of stock related to stock options and employee benefit plans	7,119	768
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,680)	(2,577)
Shares repurchased and retired	(75,676)	(28,744)
Distribution to noncontrolling interests	—	(10)
Excess tax benefit related to stock options	2,652	109
Net cash used in financing activities - continuing operations	(76,457)	(144,279)
Net cash provided by financing activities - discontinued operations	—	2
Total cash used in financing activities	$(76,457)	$(144,277)
Effect of exchange rate on cash	(2,574)	—
Net increase in cash and cash equivalents	27,733	5,154
Cash and cash equivalents at beginning of period	148,858	259,266
Less: Change in cash and cash equivalents - discontinued operations	(1,288)	4,747
Plus: Cash swept to discontinued operations	(1,288)	—
Cash and cash equivalents at end of period	$176,591	$259,673

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,326	$27,632
Cash paid for income taxes	$37,935	$8,708
Cash refunds from income taxes	$13,810	$14,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interests	Total
Balance as of December 31, 2012	97,698	$1	$866,720	$318,094	$(15,514)	$1,645	$1,170,946
Net income/(loss)	—	—	—	77,119	—	(26)	77,093
Shares issued in connection with share-based compensation	787	—	7,119	—	—	—	7,119
Tax withholdings related to net share settlements of restricted stock units	—	—	(6,680)	—	—	—	(6,680)
Share-based compensation	—	—	16,933	—	—	—	16,933
Shares repurchased and retired	(2,881)	—	(75,676)	—	—	—	(75,676)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	(1,619)	(1,619)
Other comprehensive income	—	—	—	—	(38,472)	—	(38,472)
Balance as of June 30, 2013	95,604	$1	$808,416	$395,213	$(53,986)	$—	$1,149,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading property information, analytics and services provider in the United States and Australia. The markets we serve include real estate and mortgage finance, insurance, capital markets, transportation and government. Our clients rely on our data and predictive decision analytics to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures that provide products used in connection with loan originations, including title insurance, appraisal services and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statements of income.

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

Customer Concentration

Wells Fargo, N.A. accounted for operating revenues of 11.7% and 10.0% for the three months ended June 30, 2013 and 2012, respectively, and 11.2% and 9.5% for the six months ended June 30, 2013 and 2012, respectively.

Revisions

The consolidated income statement for the three and six months ended June 30, 2012 included within Note 17 - Guarantor Subsidiaries have been revised to correct the presentation of intercompany revenues and expenses and non-controlling interests. See further discussion in Note 17 - Guarantor Subsidiaries. We assessed the materiality of these revisions on our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108, and concluded they were not material to the results of operations, cash flows or financial condition for the current and prior annual or interim period.

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $690.0 million as of June 30, 2013 and $228.9 million at December 31, 2012. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $9.3 million and $11.7 million for the three months ended June 30, 2013 and 2012, respectively, and $18.1 million and $21.2 million for the six months ended June 30, 2013 and 2012, respectively. Income tax expense of $5.8 million and $7.5 million was recorded on these earnings for the three months ended June 30, 2013 and 2012, respectively, and $11.2 million and $13.5 million for the six months ended June 30, 2013 and 2012, respectively.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a joint venture that provides products and services used in connection with loan originations. This investment in affiliate contributed 74.2% and 59.0% of our total equity in earnings of affiliates, net of tax, for the three months ended June 30, 2013 and 2012, respectively, and 72.1% and 63.4% for the six months ended June 30, 2013 and 2012, respectively. In February 2013, RELS sold its ownership in RESDirect, LLC ("RESDirect") to the Company for $4.0 million. See Note 13 - Acquisitions. Based on the terms and conditions of the joint venture agreement, we have significant influence over but do not have control of, nor a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Statements of income
Total revenues	$117,273	$112,974	$208,688	$219,714
Expenses and other	94,036	89,830	164,937	174,798
Income from continuing operations before income taxes	$23,237	$23,144	$43,751	$44,916
Income from continuing operations, net of tax	23,068	23,044	43,480	44,711
Income from discontinued operations, net of tax	—	—	$—
Net income attributable to RELS LLC	$23,068	$23,044	$43,480	$44,711
CoreLogic equity in earnings of affiliate, pre-tax	$11,557	$11,545	$21,783	$22,400

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $22.4 million and $22.2 million as of June 30, 2013 and December 31, 2012, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. There were no gains or losses recognized on sales of marketable securities for the three and six months ended June 30, 2013 and 2012.

Note 4 - Property and Equipment, Net

Property and equipment, net as of June 30, 2013 and December 31, 2012 consists of the following:

(in thousands)	2013	2012
Land	$4,000	$4,000
Buildings	10,780	10,780
Furniture and equipment	91,478	89,870
Capitalized software	492,473	470,469
Leasehold improvements	46,832	47,879
	645,563	622,998
Less accumulated depreciation	(463,834)	(436,381)
Property and equipment, net	$181,729	$186,617

Depreciation expense for property and equipment was approximately $18.6 million and $17.4 million for the three months ended June 30, 2013 and 2012, respectively, and $37.5 million and $33.4 million for the six months ended June 30, 2013 and 2012, respectively. See Note 10 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the six months ended June 30, 2013, is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Asset Management and Processing Solutions	Consolidated
Balance as of December 31, 2012
Goodwill	$708,577	$653,771	$149,409	$1,511,757
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	707,977	646,846	149,409	1,504,232
Acquisitions	574	—	—	574
Translation adjustments	(18,796)	—	—	(18,796)
Other	197	—	—	197
Balance as of June 30, 2013
Goodwill, net	$689,952	$646,846	$149,409	$1,486,207

For the six months ended June 30, 2013, we recorded $0.6 million of goodwill in connection with our acquisition of Fiserv CSW, LLC (n/k/a CoreLogic Case-Shiller, LLC) ("Case-Shiller").

Note 6 – Other Intangible Assets, net

Other intangible assets consist of the following:

	June 30, 2013			December 31, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$283,675	$(151,266)	$132,409	$286,164	$(137,782)	$148,382
Non-compete agreements	9,152	(5,998)	3,154	9,264	(5,438)	3,826
Trade names and licenses	29,821	(9,660)	20,161	27,853	(8,477)	19,376
	$322,648	$(166,924)	$155,724	$323,281	$(151,697)	$171,584

Amortization expense for other intangible assets was $8.7 million and $6.7 million for the three months ended June 30, 2013 and 2012, respectively, and $17.2 million and $13.4 million for the six months ended June 30, 2013 and 2012, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
Remainder of 2013	$15,973
2014	26,629
2015	23,868
2016	17,534
2017	15,835
Thereafter	55,885
$155,724

Note 7 – Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2013	2012
Acquisition-related notes:
Non-interest bearing acquisition note due in $5.0 million installments March 2014 and 2016	$9,011	$8,753
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	825	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due May 2016, weighted average interest rate of 1.9% at June 30, 2013 and December 31, 2012	50,000	50,000
Term loan facility borrowings through May 2016, weighted average interest rate of 3.0% at June 30, 2013 and 4.0% at December 31, 2012	275,625	280,000
Other debt:
Various interest rates with maturities through 2017	706	203
Total long-term debt	788,812	792,426
Less current portion of long-term debt	5,081	102
Long-term debt, net of current portion	$783,731	$792,324

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are full and unconditional and joint and several. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated are included in Note 17 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary”, and 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of June 30, 2013, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate. For the six months ended June 30, 2013, we prepaid $4.4 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. As of June 30, 2013, we were in compliance with all of our covenants under the Credit Agreement.

As of June 30, 2013 and December 31, 2012, we have recorded $3.8 million and $4.1 million, respectively, of accrued interest expense.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of June 30, 2013, the discounted balance outstanding under the note was $9.0 million.

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

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $4.5 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Unrealized gains of $0.7 million (net of $0.4 million in deferred taxes) and unrealized losses of $0.7 million (net of $0.5 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the three months ended June 30, 2013 and 2012, respectively. In addition, unrealized gains of $1.2 million (net of $0.8 million in deferred taxes) and unrealized losses of $0.8 million (net of $0.5 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the six months ended June 30, 2013 and 2012, respectively.

Note 8 – Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 37.7% and 44.5% for the three months ended June 30, 2013 and 2012, respectively, and 41.1% and 43.0% for the six months ended June 30, 2013 and 2012, respectively. The change in the effective rate is primarily attributable to the impact of the effective state tax rate and the foreign tax rate differential.

Income taxes included in equity in earnings of affiliates were $5.8 million and $7.5 million for the three months ended June 30, 2013 and 2012, respectively, and $11.2 million and $13.5 million for the six months ended June 30, 2013 and 2012, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

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

Note 9 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$44,860	$41,208	$79,085	$70,259
(Loss)/income from discontinued operations, net of tax	(1,310)	983	(1,966)	(7,985)
Gain/(loss) from sale of discontinued operations, net of tax	—	466	—	(2,987)
Net income attributable to CoreLogic	$43,550	$42,657	$77,119	$59,287
Denominator:
Weighted-average shares for basic income/(loss) per share	95,516	105,895	96,315	106,245
Dilutive effect of stock options and restricted stock units	1,664	573	1,805	641
Weighted-average shares for diluted income/(loss) per share	97,180	106,468	98,120	106,886
Income/(loss) per share
Basic:
Net income from continuing operations	$0.47	$0.39	$0.82	$0.66
(Loss)/income from discontinued operations, net of tax	(0.01)	0.01	(0.02)	(0.08)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	—	(0.03)
Net income attributable to CoreLogic	$0.46	$0.40	$0.80	$0.55
Diluted:
Net income from continuing operations	$0.46	$0.39	$0.81	$0.66
(Loss)/income from discontinued operations, net of tax	(0.01)	0.01	(0.02)	(0.07)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	—	(0.03)
Net income attributable to CoreLogic	$0.45	$0.40	$0.79	$0.56

For the three months ended June 30, 2013 and 2012, 1.1 million stock options and restricted stock units ("RSUs"); and 5.1 million stock options, RSUs and performance-based restricted stock units ("PBRSUs"), respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect. For the six months ended June 30, 2013 and 2012, 1.0 million stock options and RSUs; and 4.9 million stock options, RSUs and PBRSUs, respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of June 30, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$176,591	$—	$176,591
Restricted cash	—	20,025	20,025
Equity securities	22,430	—	22,430
Total Financial Assets	$199,021	$20,025	$219,046

Financial Liabilities:
Total debt	—	859,038	859,038
Total Financial Liabilities	$—	$859,038	$859,038

Derivatives:
Liability for interest rate swap agreements	$—	$4,469	$4,469

The fair values of our financial instruments as of December 31, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$148,858	$—	$148,858
Restricted cash	—	22,117	22,117
Equity securities	22,168	—	22,168
Total Financial Assets	$171,026	$22,117	$193,143

Financial Liabilities:
Total debt	—	899,258	899,258
Total Financial Liabilities	$—	$899,258	$899,258

Derivatives:
Liability for interest rate swap agreements	$—	$6,486	$6,486

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of June 30, 2013 and for the three and six months ended June 30, 2013:

	As of June 30, 2013
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Property and equipment, net	$—	$—	$—	$877	$1,721

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of December 31, 2012 and impairment losses for the three and six months ended June 30, 2012:

	As of December 31, 2012
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Assets of discontinued operations	$794	$—	$—	$1,785	$15,700
Property and equipment, net	—	—	—	3,013	5,037
Investment in affiliates, net	—	—	—	1,246	1,246
	$794	$—	$—	$6,044	$21,983

We recorded non-cash impairment charges of $1.8 million and $15.7 million for the three and six months ended June 30, 2012, respectively, in our assets of discontinued operations primarily due to the disposition or wind down of our discontinued operations. See Note 14 - Discontinued Operations for further discussion. In addition, we recorded non-cash impairment charges of $0.9 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively, in our property and equipment, net primarily related to internally developed software. Finally, we recorded non-cash impairment charges of $1.2 million for the three and six months ended June 30, 2012 in our investment in affiliates, net due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment from the under-performance of an investment in affiliate and continued changes in regulatory environment.

Note 11 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011. The Plan permits the grant of RSUs, PBRSU, stock options, stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so we have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the six months ended June 30, 2013 and 2012, we awarded 664,116 and 718,315 RSUs, respectively, with an estimated grant date fair value of $17.2 million and $11.9 million, respectively. The RSU awards will vest ratably over three years.

RSU activity for the six months ended June 30, 2013 is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2012	1,381	$17.50
RSUs granted	664	$25.94
RSUs vested	(524)	$17.27
RSUs forfeited	(29)	$21.58
Unvested RSUs outstanding at June 30, 2013	1,492	$21.25

As of June 30, 2013, there was $22.9 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2013 and 2012, we awarded 397,443 and 345,348 PBRSUs, respectively, with an estimated grant date fair value of $10.3 million and $5.5 million, respectively. These awards could be subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during the six months ended June 30, 2013 is from January 1, 2013 to December 31, 2015 and the performance metric is adjusted earnings per share and market-based conditions. Based on satisfaction of the performance criteria, the 2013 awards will vest on December 31, 2015. The fair values of the 2013 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions.

For the Six Months Ended
June 30, 2013

Expected dividend yield	—%
Risk-free interest rate (1)	0.39%
Expected volatility (2)	29.97%
Average total shareholder return (3)	13.01%

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The average total shareholder return is the measure of performance of our stock over time.

The performance period for the PBRSUs awarded during the six months ended June 30, 2012 was from January 1, 2012 to December 31, 2012 and the performance metric was adjusted earnings per share. Based on satisfaction of the performance criteria, the 2012 awards were earned at 150% of target and will vest subject to continuation of employment until December 31, 2014. The fair value of the 2012 awards was based on the market value of the Company's common stock on the date of grant.

PBRSU activity for the six months ended June 30, 2013, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2012	1,151	$17.21
PBRSUs granted	397	$25.90
PBRSUs vested	(156)	$18.18
PBRSUs forfeited	(40)	$17.51
Unvested PBRSUs outstanding at June 30, 2013	1,352	$18.44

As of June 30, 2013, there was $18.4 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

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

	For the Six Months Ended
	June 30,
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

For the six months ended June 30, 2013 and 2012, we awarded 415,745 and 581,265 options, respectively, with an estimated fair value of $10.8 million and $9.3 million, respectively. Option activity for the six months ended June 30, 2013 is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,764	$20.18
Options granted	416	$25.90
Options exercised	(301)	$19.99
Options canceled	(108)	$18.28
Options outstanding at June 30, 2013	3,771	$20.88	5.7	$12,397
Options vested and expected to vest at June 30, 2013	3,716	$20.86	5.6	$12,235
Options exercisable at June 30, 2013	2,526	$21.46	4.3	$6,921

As of June 30, 2013, there was $7.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.0 years.

The intrinsic value of options exercised was $2.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
RSUs	$3,834	$2,575	$7,302	$4,788
PBRSUs	3,400	1,164	7,188	2,524
Stock options	1,445	938	2,128	1,719
Employee stock purchase plan	112	—	315	—
	$8,791	$4,677	$16,933	$9,031

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

We have $1.7 million as of June 30, 2013 and $2.4 million as of December 31, 2012 reserved for litigation and regulatory contingency matters.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against CoreLogic Valuation Services, LLC (“CVS”), as successor to eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates.

The FDIC complaint alleged that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans. On November 14, 2011, the Court granted the defendants' motion to dismiss the FDIC's gross negligence, alter ego, single business enterprise and joint venture claims, and a portion of the breach of contract claim. On November 30, 2011, the FDIC filed its first amended complaint, alleging only breach of contract claims and naming only CVS and its parent CoreLogic Real Estate Solutions, LLC f/k/a First American Real Estate Solutions, LLC as defendants. The amended complaint sought to recover losses of at least $129.0 million that the FDIC alleges WaMu suffered on loans allegedly related to these appraisal services. On February 6, 2012, the Court granted the defendants' motion to dismiss the FDIC's $16.0 million breach of contract claim related to 26 appraisal services allegedly provided before the effective date of the WaMu - eAppraiseIT Agreement. On February 16, 2012, the FDIC filed a second amended complaint reasserting that claim. On April 25, 2012, the court granted the defendants' motion to dismiss that $16.0 million claim with prejudice. On December 4, 2012, the FDIC filed its third amended complaint further reducing the total number of transactions at issue to 160 and reducing the amount of its purported losses to at least $108.0 million. On June 20, 2013, the court dismissed 14 additional transactions with prejudice pursuant to a stipulation between the parties. As a result, the number of transactions at issue has been reduced to 146 and the amount of the FDIC's purported losses has been reduced to at least $98.9 million.

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

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against our subsidiary Teletrack, Inc. ("Teletrack"). The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and costs of suit. On September 20, 2011, Teletrack filed a motion to dismiss the complaint on grounds that the plaintiffs lacked standing. That motion was denied on March 7, 2012. Teletrack denied the allegations and has been defending against this claim vigorously. On March 27, 2013, the parties reached settlement in principle that would dismiss all claims. On May 8, 2013, a formal settlement agreement was concluded and on May 17, 2013 all claims were dismissed, with the dismissal of the individual plaintiffs' claims being with prejudice.

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) in June 2010 (the “Separation”), we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At June 30, 2013, no reserves were considered necessary.

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

Note 13 – Acquisitions

In March 2013, we completed our acquisition of Case-Shiller for $6.0 million before working capital adjustments. Case-Shiller is included as a component of the data and analytics segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $1.8 million of customer lists with an estimated average life of 10 years, $3.0 million of tradenames with an estimated average life of 10 years and goodwill of $0.6 million. The business combination did not have a material impact on our consolidated financial statements.

In February 2013, we completed our acquisition of RESDirect for $4.0 million from RELS. See Note 2 - Investments in Affiliates. RESDirect is included as a component of the mortgage origination services segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $1.5 million of customer lists with an estimated average life of 3 years. The business combination did not have a material impact on our consolidated financial statements.

Note 14 – Discontinued Operations

In September 2012, we completed the wind down of our 100% owned consumer services business. As of August 31, 2012, we completed the disposition of American Driving Records within our transportation services business. In the first quarter of 2012, we recorded a pre-tax write-down of the remaining goodwill of $13.9 million in our 100% owned appraisal management company based on valuation indicators from the disposal process. For the six months ended June 30, 2012, we recorded a loss of $3.0 million on sale of discontinued operations, net.

Summarized below are certain assets and liabilities classified as discontinued operations as of June 30, 2013 and December 31, 2012:

(in thousands)	Data and Analytics		Mortgage Origination Services	Asset Management and Processing
As of June 30, 2013	Marketing	Consumer	Appraisal	Transportation	Total
Total assets	$204	$251	$336	$—	$791

Total liabilities	$867	$95	$3,103	$(37)	$4,028

As of December 31, 2012
Total assets	$204	$251	$337	$2	$794

Total liabilities	$776	$691	$1,920	$(35)	$3,352

Summarized below are the components of our income/(loss) from discontinued operations for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Data and Analytics		Mortgage Origination Services	Asset Management and Processing
For the three months ended June 30, 2013	Marketing	Consumer	Appraisal	Transportation	Total
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(507)	$—	(1,614)	$—	(2,121)
Income tax benefit	(194)	—	(617)	—	(811)
Loss from discontinued operations, net of tax	$(313)	$—	$(997)	$—	$(1,310)

For the three months ended June 30, 2012
Operating revenue	$—	$24,527	$8,212	$16,785	$49,524
Income/(loss) from discontinued operations before income taxes	55	3,796	(2,353)	(1,701)	(203)
Income tax expense/(benefit)	21	1,480	(924)	(1,763)	(1,186)
Income/(loss) from discontinued operations, net of tax	$34	$2,316	$(1,429)	$62	$983

	Data and Analytics		Mortgage Origination Services	Asset Management and Processing
For the six months ended June 30, 2013	Marketing	Consumer	Transportation	Appraisal	Total
Operating revenue	$—	$—	$—	$—	$—
(Loss)/income from discontinued operations before income taxes	(617)	196	—	(2,762)	(3,183)
Income tax (benefit)/expense	(236)	75	—	(1,056)	(1,217)
(Loss)/income from discontinued operations, net of tax	$(381)	$121	$—	$(1,706)	$(1,966)

For the six months ended June 30, 2012
Operating revenue	$—	$47,363	$34,792	$18,199	$100,354
Income/(loss) from discontinued operations before income taxes	177	5,526	(1,730)	(16,554)	(12,581)
Income tax expense/(benefit)	69	2,151	(1,774)	(5,042)	(4,596)
Income/(loss) from discontinued operations, net of tax	$108	$3,375	$44	$(11,512)	$(7,985)

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

In addition, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements were short-term in nature. For the three and six months ended June 30, 2012, the net amount of $1.7 million and $3.3 million was recognized as a reduction of other operating expenses in connection with the transition services agreements (reflecting services provided by us to FAFC and from FAFC to us).

FAFC owns two office buildings that were leased to us under the terms of certain lease agreements that expired in December 2012. Rental expense associated with these properties totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2012, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily related to sales of data and other settlement services totaled $3.8 million and $7.5 million for the three and six months ended June 30, 2012, respectively. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

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

Our data and analytics segment includes intercompany revenues of $3.6 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively, and $8.5 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively. The segment also includes intercompany expenses of $1.1 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

Our mortgage origination services segment includes intercompany revenues of $1.6 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. The segment also includes intercompany expenses of $3.0 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively, and $6.9 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively.

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

Our asset management and processing solutions segment includes intercompany revenues of $1.3 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. The segment also includes intercompany expenses that were not considered significant for the three and six months ended June 30, 2013 and 2012.

Corporate consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate functions and facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense, and our marketing services group (which focuses on lead generation).

It is impracticable to disclose revenues from external customers for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the three months ended June 30, 2013	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
Data and analytics	$168,974	$19,176	$31,244	$546	$31,923	$13,799
Mortgage origination services	184,432	7,244	49,006	14,415	63,285	3,570
Asset management and processing solutions	80,050	670	17,947	—	17,951	168
Corporate	179	7,734	(29,811)	(5,616)	(68,299)	8,431
Eliminations	(6,663)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$426,972	$34,824	$68,386	$9,345	$44,860	$25,968

For the three months ended June 30, 2012
Data and analytics	$151,896	$18,676	$32,735	$572	$32,894	$14,119
Mortgage origination services	148,048	6,962	38,119	18,533	56,575	4,297
Asset management and processing solutions	93,646	1,811	19,790	—	19,860	1,063
Corporate	151	3,576	(23,202)	(7,360)	(68,306)	379
Eliminations	(4,380)	(120)	120	—	120	—
Consolidated (excluding discontinued operations)	$389,361	$30,905	$67,562	$11,745	$41,143	$19,858

For the six months ended June 30, 2013
Data and analytics	$330,039	$38,728	$55,550	$1,183	$57,023	$26,959
Mortgage origination services	360,883	13,913	99,692	27,862	127,288	7,818
Asset management and processing solutions	146,856	1,343	23,451	—	24,961	255
Corporate	346	15,654	(55,031)	(10,913)	(130,213)	18,568
Eliminations	(13,983)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$824,141	$69,638	$123,662	$18,132	$79,059	$53,600

For the six months ended June 30, 2012
Data and analytics	$298,951	$36,421	$56,272	$1,215	$56,776	$27,913
Mortgage origination services	289,814	14,043	69,122	33,388	102,135	8,854
Asset management and processing solutions	168,630	2,606	30,209	—	30,353	1,884
Corporate	342	7,462	(42,949)	(13,388)	(119,298)	1,685
Eliminations	(10,275)	(135)	135	—	135	—
Consolidated (excluding discontinued operations)	$747,462	$60,397	$112,789	$21,215	$70,101	$40,336

(in thousands)	As of	As of
Assets	June 30, 2013	December 31, 2012
Data and analytics	$1,325,344	$1,375,775
Mortgage origination services	1,017,562	1,000,382
Asset management and processing solutions	193,812	211,515
Corporate	4,501,099	4,344,263
Eliminations	(4,014,649)	(3,902,902)
Consolidated (excluding discontinued operations)	$3,023,168	$3,029,033

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

	Condensed Balance Sheet
	As of June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$147,775	$1,611	$27,205	$—	$176,591
Other current assets	47,140	369,998	24,959	(4,453)	437,644
Property and equipment, net	15,948	137,744	28,037	—	181,729
Goodwill	—	1,336,593	149,614	—	1,486,207
Other identifiable intangible assets, net	376	115,604	39,744	—	155,724
Capitalized data and database cost, net	—	243,437	72,851	—	316,288
Investments in affiliates	—	93,937	5,547	—	99,484
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	18,303	306	1,416	—	20,025
Investment in subsidiaries	1,933,141	—	—	(1,933,141)	—
Intercompany receivable	62,619	247,348	4,722	(314,689)	—
Other assets	108,945	39,311	2,011	—	150,267
Total assets	$2,393,770	$2,585,889	$356,106	$(2,311,806)	$3,023,959

Liabilities and equity:
Current liabilities	$85,164	$394,812	$30,994	$(4,453)	$506,517
Long-term debt, net	779,095	4,636	—	—	783,731
Deferred revenue	—	345,381	—	—	345,381
Deferred income taxes, long term	—	116,598	19,833	(59,523)	76,908
Intercompany payable	252,070	—	62,619	(314,689)	—
Other liabilities	127,797	30,342	3,639	—	161,778
Total CoreLogic stockholders' equity	1,149,644	1,694,120	239,021	(1,933,141)	1,149,644
Noncontrolling interests	—	—	—	—	—
Total liabilities and equity	$2,393,770	$2,585,889	$356,106	$(2,311,806)	$3,023,959

	Condensed Balance Sheet
	As of December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$111,305	$1,812	$35,741	$—	148,858
Other current assets	59,977	364,178	17,352	(441)	441,066
Property and equipment, net	14,921	139,831	31,865	—	186,617
Goodwill	—	1,323,700	180,532	—	1,504,232
Other identifiable intangible assets, net	—	123,011	48,573	—	171,584
Capitalized data and database cost, net	—	238,598	83,691	—	322,289
Investments in affiliates	—	88,647	5,580	—	94,227
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	18,299	305	3,513	—	22,117
Investment in subsidiaries	1,853,561	—	—	(1,853,561)	—
Intercompany receivable	65,885	125,587	—	(191,472)	—
Other assets	107,976	28,420	2,441	—	138,837
Total assets	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

Liabilities and equity:
Current liabilities	$82,668	$406,890	$27,974	$(441)	$517,091
Long-term debt, net	783,470	8,854	—	—	792,324
Deferred revenue	—	309,418	—	—	309,418
Deferred income taxes, long term	—	111,051	19,833	(59,523)	71,361
Intercompany payable	125,587	—	65,885	(191,472)	—
Other liabilities	130,421	33,011	5,255	—	168,687
Total CoreLogic stockholders' equity	1,169,301	1,564,865	288,696	(1,853,561)	1,169,301
Noncontrolling interests	—	—	1,645	—	1,645
Total liabilities and equity	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

	Condensed Statement of Operations
	For the three months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$409,695	$23,940	$(6,663)	$426,972
Intercompany revenues	—	—	179	(179)	—
Cost of services (exclusive of depreciation and amortization below)	—	219,284	8,891	(6,842)	221,333
Selling, general and administrative expenses	20,920	73,034	8,475	—	102,429
Depreciation and amortization	844	28,009	5,971	—	34,824
Operating (loss)/income	(21,764)	89,368	782	—	68,386
Total interest (expense)/income, net	(11,750)	(143)	140	—	(11,753)
Gain on investment and other, net	395	4	—	—	399
(Provision)/benefit for income taxes	(11,922)	33,689	(250)	—	21,517
Equity in earnings of affiliates, net of tax	—	9,121	224	—	9,345
Equity in earnings of subsidiary, net of tax	64,747	—	—	(64,747)	—
Net income/(loss) from continuing operations, net of tax	43,550	64,661	1,396	(64,747)	44,860
Loss from discontinued operations, net of tax	—	(1,310)	—	—	(1,310)
Net income/(loss) attributable to CoreLogic	$43,550	$63,351	$1,396	$(64,747)	$43,550

Net income/(loss)	$43,550	$63,351	$1,396	$(64,747)	$43,550
Total other comprehensive income/(loss)	(37,933)	—	(39,000)	39,000	(37,933)
Comprehensive income/(loss) attributable to CoreLogic	$5,617	$63,351	$(37,604)	$(25,747)	$5,617

	Condensed Statement of Operations
	For the three months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$367,169	$22,192	$—	$389,361
Intercompany revenues	—	—	151	(151)	—
Cost of services (exclusive of depreciation and amortization below)	—	196,672	9,203	(151)	205,724
Selling, general and administrative expenses	13,269	64,128	7,773	—	85,170
Depreciation and amortization	603	24,059	6,243	—	30,905
Operating (loss)/income	(13,872)	82,310	(876)	—	67,562
Total interest expense, net	(12,508)	(3)	(823)	—	(13,334)
(Loss)/gain on investment and other, net	(296)	(1,547)	591	—	(1,252)
(Benefit)/provision for income taxes	(6,944)	27,960	2,562	—	23,578
Equity in earnings of affiliates, net of tax	—	11,405	340	—	11,745
Equity in earnings of subsidiary, net of tax	62,389	—	—	(62,389)	—
Net income/(loss) from continuing operations, net of tax	42,657	64,205	(3,330)	(62,389)	41,143
Income from discontinued operations, net of tax	—	983	—	—	983
Gain from sale of discontinued operations, net of tax	—	466	—	—	466
Net income/(loss)	42,657	65,654	(3,330)	(62,389)	42,592
Less: Net loss attributable to noncontrolling interest	—	—	(65)	—	(65)
Net income/(loss) attributable to CoreLogic	$42,657	$65,654	$(3,265)	$(62,389)	$42,657

Net income/(loss)	$42,657	$65,654	$(3,330)	$(62,389)	$42,592
Total other comprehensive (loss)/income	(2,762)	—	(3,152)	3,152	(2,762)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(65)	—	(65)
Comprehensive income/(loss) attributable to CoreLogic	$39,895	$65,654	$(6,417)	$(59,237)	$39,895

	Condensed Statement of Operations
	For the six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$777,127	$47,014	$—	$824,141
Intercompany revenues	—	—	346	(346)	—
Cost of services (exclusive of depreciation and amortization below)	—	419,089	18,617	(346)	437,360
Selling, general and administrative expenses	37,452	139,319	16,710	—	193,481
Depreciation and amortization	1,694	56,203	11,741	—	69,638
Operating (loss)/income	(39,146)	162,516	292	—	123,662
Total interest (expense)/income, net	(23,446)	(210)	298	—	(23,358)
Gain on investment and other, net	1,735	1,463	—	—	3,198
(Benefit)/provision for income taxes	(19,752)	62,110	217	—	42,575
Equity in earnings of affiliates, net of tax	—	17,574	558	—	18,132
Equity in earnings of subsidiary, net of tax	118,224	—	—	(118,224)	—
Net income/(loss) from continuing operations, net of tax	77,119	119,233	931	(118,224)	79,059
Loss from discontinued operations, net of tax	—	(1,966)	—	—	(1,966)
Net income/(loss)	77,119	117,267	931	(118,224)	77,093
Less: Net loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Net income/(loss) attributable to CoreLogic	$77,119	$117,267	$957	$(118,224)	$77,119

Net income/(loss)	$77,119	$117,267	$931	$(118,224)	$77,093
Total other comprehensive (loss)/income	(38,472)	—	(39,934)	39,934	(38,472)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(26)	—	(26)
Comprehensive income/(loss) attributable to CoreLogic	$38,647	$117,267	$(38,977)	$(78,290)	$38,647

	Condensed Statement of Operations
	For the six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$703,144	$44,318	$—	$747,462
Intercompany revenues	—	—	342	(342)	—
Cost of services (exclusive of depreciation and amortization below)	—	385,463	18,268	(342)	403,389
Selling, general and administrative expenses	31,168	122,133	17,586	—	170,887
Depreciation and amortization	1,528	46,827	12,042	—	60,397
Operating (loss)/income	(32,696)	148,721	(3,236)	—	112,789
Total interest (expense)/income, net	(26,000)	188	(1,664)	—	(27,476)
Gain/(loss) on investment and other, net	1,345	(1,547)	591	—	389
(Benefit)/provision for income taxes	(21,470)	56,365	1,921	—	36,816
Equity in earnings of affiliates, net of tax	—	20,571	644	—	21,215
Equity in earnings of subsidiary, net of tax	95,168	—	—	(95,168)	—
Net income/(loss) from continuing operations, net of tax	59,287	111,568	(5,586)	(95,168)	70,101
Loss from discontinued operations, net of tax	—	(7,985)	—	—	(7,985)
Loss on sale of discontinued operations, net of tax	—	(2,987)	—	—	(2,987)
Net income/(loss)	59,287	100,596	(5,586)	(95,168)	59,129
Less: Net loss attributable to noncontrolling interest	—	—	(158)	—	(158)
Net income/(loss) attributable to CoreLogic	$59,287	$100,596	$(5,428)	$(95,168)	$59,287

Net income/(loss)	$59,287	$100,596	$(5,586)	$(95,168)	$59,129
Total other comprehensive income/(loss)	1,373	—	1,015	(1,015)	1,373
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(158)	—	(158)
Comprehensive income/(loss) attributable to CoreLogic	$60,660	$100,596	$(4,413)	$(96,183)	$60,660

	Condensed Statement of Cash Flows
	For the six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(11,627)	$173,567	$6,022	$—	$167,962
Net cash used in operating activities - discontinued operations	—	(1,288)	—	—	(1,288)
Total cash (used in)/provided by operating activities	$(11,627)	$172,279	$6,022	$—	$166,674
Cash flow from investing activities:
Purchases of property and equipment	(2,698)	(27,999)	(3,975)	—	(34,672)
Purchases of capitalized data and other intangible assets	(376)	(16,432)	(2,120)	—	(18,928)
Cash paid for acquisitions, net of cash acquired	—	(6,852)	—	—	(6,852)
Purchases of investments	—	(2,351)	—	—	(2,351)
Proceeds from sale of subsidiary and other increases in noncontrolling interest, net	—	800	—	—	800
Change in restricted cash	(4)	—	2,097	—	2,093
Net cash used in investing activities - continuing operations	(3,078)	(52,834)	(3,998)	—	(59,910)
Net cash used in investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(3,078)	$(52,834)	$(3,998)	$—	$(59,910)
Cash flow from financing activities:
Proceeds from long-term debt	—	551	—	—	551
Repayments of long-term debt	(4,375)	(48)	—	—	(4,423)
Share repurchased and retired	(75,676)	—	—	—	(75,676)
Proceeds from issuance of stock related to stock options and employee benefit plans	7,119	—	—	—	7,119
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,680)	—	—	—	(6,680)
Tax benefit/(liability) related to stock options	2,326	326	—	—	2,652
Intercompany payments	—	(121,761)	(7,986)	129,747	—
Intercompany proceeds	129,747	—	—	(129,747)	—
Net cash used in by financing activities - continuing operations	52,461	(120,932)	(7,986)	—	(76,457)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash used in by financing activities	$52,461	$(120,932)	$(7,986)	$—	$(76,457)
Effect of exchange rate on cash	—	—	(2,574)	—	(2,574)
Net (decrease)/increase in cash and cash equivalents	37,756	(1,487)	(8,536)	—	27,733

Cash and cash equivalents at beginning of period	111,305	1,812	35,741	—	148,858
Less: Change in cash and cash equivalents - discontinued operations	—	(1,288)	—	—	(1,288)
Plus: Cash swept to discontinued operations	(1,286)	(2)	—	—	(1,288)
Cash and cash equivalents at end of period	$147,775	$1,611	$27,205	$—	$176,591

	Condensed Statement of Cash Flows
	For the six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by/(used in) operating activities - continuing operations	$3,462	$182,119	$(2,514)	$—	$183,067
Net cash used in operating activities - discontinued operations	—	9,490	—	—	9,490
Total cash provided by/(used in) operating activities	$3,462	$191,609	$(2,514)	$—	$192,557
Cash flow from investing activities:
Purchases of property and equipment	(244)	(18,146)	(6,549)	—	(24,939)
Purchases of capitalized data and other intangible assets	—	(14,043)	(1,354)	—	(15,397)
Proceeds from sale of property and equipment	—	1,832	—	—	1,832
Change in restricted cash	—	(184)	307	—	123
Net cash used in investing activities - continuing operations	(244)	(30,541)	(7,596)	—	(38,381)
Net cash provided by investing activities - discontinued operations	—	(4,745)	—	—	(4,745)
Total cash used in investing activities	$(244)	$(35,286)	$(7,596)	$—	$(43,126)
Cash flow from financing activities:
Repayments of long-term debt	(103,018)	(10,726)	(81)	—	(113,825)
Share repurchased and retired	(28,744)	—	—	—	(28,744)
Proceeds from issuance of stock related to stock options and employee benefit plans	768	—	—	—	768
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,577)	—	—	—	(2,577)
Distribution to noncontrolling interests	—	(10)	—	—	(10)
Cash dividends	—	10	(10)	—	—
Excess tax benefit related to stock options	109	—	—	—	109
Intercompany payments	(5,963)	(152,437)	—	158,400	—
Intercompany proceeds	152,437	—	5,963	(158,400)	—
Net cash (used in)/provided by financing activities - continuing operations	13,012	(163,163)	5,872	—	(144,279)
Net cash provided by financing activities - discontinued operations	—	2	—	—	2
Total cash (used in)/provided by financing activities	$13,012	$(163,161)	$5,872	$—	$(144,277)
Net increase/(decrease) in cash and cash equivalents	16,230	(6,838)	(4,238)	—	5,154
Cash and cash equivalents at beginning of period	229,871	9,106	20,289	—	259,266
Less: Change in cash and cash equivalents - discontinued operations	—	4,747	—	—	4,747
Cash and cash equivalents at end of period	$246,101	$(2,479)	$16,051	$—	$259,673

Revisions to Condensed Consolidating Financial Information

The consolidated income statement for the three and six months ended and condensed consolidated statement of cash flows for the six months ended June 30, 2012 have been revised to gross up intercompany revenues and expenses and to move balances related to non-controlling interests from the Parent to the non-guarantor subsidiaries. We assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC SAB No. 99, and concluded that the errors were not material to the consolidated financial statements. The impact of these revisions to the condensed consolidating financial information for 2012 are as follows:

	Increase/(Decrease)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total

Condensed Statement of Operations
For the three months ended June 30, 2012
Operating revenue, net	$—	$151	$—	$(151)	$—
Total operating expenses	$—	$151	$—	$(151)	$—
Less: Net income/(loss) attributable to noncontrolling interests	$65	$—	$(65)	$—	$—
Net income attributable to CLGX	$—	$—	$65	$(65)	$—
Comprehensive income/(loss) attributable to CoreLogic	$—	$—	$65	$(65)	$—

For the six months ended June 30, 2012
Operating revenue, net	$—	$342	$—	$(342)	$—
Total operating expenses	$—	$342	$—	$(342)	$—
Less: Net income/(loss) attributable to noncontrolling interests	$158	$—	$(158)	$—	$—
Net income attributable to CLGX	$—	$—	$158	$(158)	$—
Comprehensive income/(loss) attributable to CoreLogic	$—	$—	$158	$(158)	$—

Condensed Statement of Cash Flows
For the six months ended June 30, 2012
Net cash provided by/(used in) operating activities - continuing operations	$—	$—	$—	$—	$—
Net cash (used in)/provided by investing activities - continuing operations	$—	$—	$—	$—	$—
Net cash (used in)/provided by financing activities - continuing operations	$—	$(1,292)	$1,292	$—	$—

Note 18 – Subsequent Events

On June 30, 2013, we entered into an agreement to acquire Marshall & Swift/Boeckh, a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit, flood and automated valuation model businesses of DataQuick Lender Solutions from the Decision Insight Information Group for total consideration of $661.0 million, subject to certain closing adjustments. The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On July 1, 2013, we acquired the assets and operating platforms of Bank of America's flood zone determination and tax processing services businesses. In addition, we entered into a services agreement with Bank of America to continue to provide these services to them. The consideration paid for the acquisition totaled $62.5 million and was funded by cash on hand.

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

We believe that we offer our customers access to some of the most comprehensive national databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 880 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 147 million records. We believe that the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data, data, analytics and related services.

Recent Developments

On June 30, 2013, we entered into an agreement to acquire Marshall & Swift/Boeckh, a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit, flood and automated valuation model businesses of DataQuick Lender Solutions from the Decision Insight Information Group for total consideration of $661.0 million, subject to certain closing adjustments. The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Subject to the closing of the acquisition, the acquisition of Marshall & Swift/Boeckh and DataQuick will significantly expand our footprint in property and casualty insurance and add additional scale to our existing property data and analytics business. The operations of Marshall & Swift/Boeckh and DataQuick's data licensing and analytics units will be reported within our data and analytics segment. DataQuick's flood zone determination and credit servicing operations will be integrated into our mortgage origination services segment.

On July 1, 2013, we acquired the assets and operating platforms of Bank of America's flood zone determination and tax processing services businesses. We also entered into a services agreement with Bank of America to continue to provide these services to them. The consideration paid for the acquisition totaled $62.5 million and was funded by cash on hand. This agreement provides us with an expanded platform to continue to grow our flood and tax servicing operations. The flood zone determination and tax servicing operations we acquired from Bank of America will be integrated in our existing flood and tax servicing business units and the combined financial results will be reported within our mortgage origination services segment.

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

Approximately 38.4% of our operating revenues for the three months ended June 30, 2013 were generated from the ten largest United States mortgage originators, and one customer, Wells Fargo, N.A., accounted for 11.7% of our operating revenues for the three months ended June 30, 2013. We believe total mortgage originations increased approximately 25.1% in the second quarter of 2013 relative to the same period of 2012. The Mortgage Bankers' Association estimates that mortgage applications decreased 5.5% in the second quarter of 2013 relative to the same period of 2012. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. Recently, the level of mortgage originations, particularly refinancing transactions, has been relatively high due to historically-low long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of Federal Government programs targeting mortgage loan refinancing and modification activity. However, based on recent increases in interest rates, we expect the level of refinancing transactions will taper from current levels.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 20.0% in the quarter ended June 30, 2013 relative to the same period of 2012. Additionally, based on our internal analysis and market estimates, we believe the inventory of seriously delinquent mortgage loans and loans in foreclosure will continue to decline in the near term. Furthermore, there have been increased levels of mortgage servicing rights for riskier loans being sold by large mortgage lenders. New capital rules would require lenders to cover potential losses with more equity. Buyers of these mortgage servicing rights have typically included non-bank specialty servicing firms which are not subject to the same rules as banks. Our asset management and processing solutions segment is subject to higher levels of customer concentration and the loss of a significant customer could adversely impact segment performance.

Since 2011, we have been centralizing certain back office functions in order to drive productivity, standardization and cost efficiency. These efforts have resulted in higher allocation of expenses to both cost of services and selling, general and administrative expenses, from corporate, to our business segments for various shared service costs such as human resources, legal, accounting and finance, product development and technology infrastructure cost. As part of our on-going cost efficiency programs, in July 2012, we announced the launch of our technology transformation initiative (“TTI”) with Dell Services. The objective of the TTI is to convert our existing technology infrastructure to a new platform which is expected to provide new functionality, increased performance, and a reduction in application management and development costs. Following an initial transition period of thirty months, we expect net operating expense reductions of approximately $35.0 to $40.0 million per year compared to 2012 cost levels. For the three and six months ended June 30, 2013, expenses related to the initiative were $6.4 million and $13.8 million, respectively, of which $4.4 million and $8.7 million, respectively, were non-cash charges. Further, we capitalized $5.1 million and $9.7 million of expenditures for the three and six months ended June 30, 2013, respectively, related to the TTI.

On a consolidated basis, our operating revenues increased 9.7% and 10.3%, for the three and six months ended June 30, 2013, when compared to the same period of the prior year. Data and analytics segment operating revenues increased 11.2% and 10.4% for the three and six months ended June 30, 2013, respectively, when compared to the same period of the prior year, due to higher data licensing, advisory and analytics projects, and the impact of acquisition activity. Mortgage origination services segment operating revenues increased 24.6% and 24.5% for the three and six months ended June 30, 2013, respectively, when compared to the same period of the previous year, due to higher mortgage origination volumes and the impact of acquisition activity. Asset management and processing solutions segment operating revenues decreased 14.5% and 12.9% for the three and six months ended June 30, 2013, when compared to the same period of the previous year, due primarily to lower market volumes in field services and default-related services.

Our total operating expense increased 11.4% and 10.4% for the three and six months ended June 30, 2013, when compared to the same period of the prior year, primarily due to higher external cost of revenue from increased volumes and higher selling, general and administrative expenses due to TTI-related expenses and transaction costs and lower favorable legal settlements of patent and other intellectual property rights.

Total interest expense, net, decreased 11.9% and 15.0% for the three and six months ended June 30, 2013, respectively, when compared to the same period of the prior year, due to lower average outstanding debt balances.

Gain on investments and other income increased 131.9% and 722.1% for the three and six months ended June 30, 2013, respectively, when compared to the same period of the prior year. The increase in gains is due to realized gains on sale of investments and a prior year non-cash impairment charge recorded on an investment in affiliate.

Net income increased $0.9 million, or 2.1%, for the three months ended June 30, 2013, when compared to the same period of the prior year, primarily due to higher net income from continuing operations of $3.7 million, partially offset by higher losses from discontinued operations of $2.3 million, lower gain from sale of discontinued operations of $0.5 million and lower non-controlling interests of $0.1 million. Net income increased $17.8 million, or 30.1%, for the six months ended June 30, 2013, when compared to the same period of the prior year, primarily due to higher net income from continuing operations of $9.0 million, lower losses from discontinued operations of $6.0 million, lower loss from sale of discontinued operations of $3.0 million and lower non-controlling interests of $0.1 million.

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

Data and Analytics

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Operating revenues	$168,974	$151,896	$17,078	11.2%	$330,039	$298,951	$31,088	10.4%
Cost of services (exclusive of depreciation and amortization below)	74,830	67,204	7,626	11.3%	155,072	135,077	19,995	14.8%
Selling, general and administrative expenses	43,724	33,281	10,443	31.4%	80,689	71,181	9,508	13.4%
Depreciation and amortization	19,176	18,676	500	2.7%	38,728	36,421	2,307	6.3%
Total operating expenses	137,730	119,161	18,569	15.6%	274,489	242,679	31,810	13.1%
Operating income	31,244	32,735	(1,491)	(4.6)%	55,550	56,272	(722)	(1.3)%
Total interest expense, net	133	(703)	836	(118.9)%	290	(1,001)	1,291	(129.0)%
Gain on investments and other, net	—	290	(290)	(100.0)%	—	290	(290)	(100.0)%
Income from continuing operations before income taxes	31,377	32,322	(945)	(2.9)%	55,840	55,561	279	0.5%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	31,377	32,322	(945)	(2.9)%	55,840	55,561	279	0.5%
Equity in earnings of affiliates	546	572	(26)	(4.5)%	1,183	1,215	(32)	(2.6)%
Income from continuing operations	$31,923	$32,894	$(971)	(3.0)%	$57,023	$56,776	$247	0.4%

Operating Revenues

Data and analytics segment operating revenues were $169.0 million and $330.0 million for the three and six months ended June 30, 2013, respectively, an increase of $17.1 million, or 11.2%, and an increase of $31.1 million, or 10.4%, when compared to the respective period of the prior year. Acquisition activity accounted for $6.5 million and $11.2 million of the increase for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013, excluding acquisition activity, the increase of $10.6 million was due to growth in advisory services revenue of $5.8 million, higher property data sales of $2.3 million, higher analytics revenues of $1.0 million, higher information reporting revenue of $0.8 million and higher other revenue of $0.7 million. For the six months ended June 30, 2013 excluding acquisition activity, the increase of $19.9 million was due to growth in advisory services revenue of $13.2 million, higher property data sales of $4.5 million, higher information reporting revenue of $1.8 million, and higher analytics revenues of $0.5 million, partially offset by lower other revenues of $0.1 million.

Cost of Services

Data and analytics segment cost of services were $74.8 million and $155.1 million for the three and six months ended June 30, 2013, respectively, an increase of $7.6 million, or 11.3%, and an increase of $20.0 million, or 14.8%, when compared to the respective period of the prior year. Acquisition activity contributed $2.3 million and $3.5 million of the increase for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013, excluding acquisition activity, the increase of $5.3 million was primarily due to higher volumes and a shift in product mix associated with higher advisory services revenues. For the six months ended June 30, 2013, excluding acquisition activity, the increase of $16.5 million was primarily due to higher volumes and a shift in product mix associated with higher advisory services revenues.

Selling, General and Administrative Expense

Data and analytics segment selling, general and administrative expenses were $43.7 million and $80.7 million for the three and six months ended June 30, 2013, respectively, an increase of $10.4 million, or 31.4%, and an increase of $9.5 million, or 13.4%, when compared to the respective period of the prior year. Acquisition activity accounted for a $1.0 million and $2.0 million increase for the three and six months ended June 30, 2013. For the three months ended June 30, 2013, excluding acquisition activity, the increase of $9.4 million was due to higher allocations of net corporate shared services costs of $4.1 million, favorable legal settlements of patent and other intellectual property rights of $7.0 million recorded in the second quarter of 2012 which had no counterpart in 2013, and lower levels of capitalized costs of $4.7 million, partially offset by lower software expense of $2.8 million, lower professional fees of $1.9 million, lower compensation expense of $1.4 million and lower other expense of $0.3 million. For the six months ended June 30, 2013, excluding acquisition activity, the increase of $7.5 million was due to favorable legal settlements of patent and other intellectual property rights of $7.0 million recorded in the second quarter of 2012 which had no counterpart in 2013, higher allocations of net corporate shared services costs of $6.6 million, lower levels of capitalized costs of $3.9 million, higher facility costs of $0.8 million and higher other costs of $0.1 million, partially offset by lower professional fees of $5.5 million, lower software expense of $3.1 million and lower compensation expenses of $2.3 million. We allocate expenses from corporate, to our business segments for various shared service costs such as human resources, legal, accounting and finance, product development and technology infrastructure costs.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense was $19.2 million and $38.7 million for the three and six months ended June 30, 2013, respectively, an increase of $0.5 million, or 2.7%, and an increase of $2.3 million, or 6.3%, when compared to the respective period of the prior year. Acquisition activity accounted for $1.1 million and $2.1 million of the variance for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013, excluding acquisition activity, the decrease of $0.6 million was due to prior year write-offs relating to certain non-performing assets. For the six months ended June 30, 2013, excluding acquisition activity, the increase of $0.2 million was not significant.

Operating Income

Data and analytics segment operating income was $31.2 million, or 18.5% of operating revenue, and $32.7 million, or 21.6% of operating revenue, for the three months ended June 30, 2013 and 2012, respectively. Operating income was $55.6 million, or 16.8% of operating revenue, and $56.3 million, or 18.8% of operating revenue, for the six months ended June 30, 2013 and 2012, respectively. The decrease in operating income and margin was primarily due to a second quarter of 2012 benefit of approximately $7.0 million related to the settlements of intellectual property asserted by the Company which had no counterpart in 2013.

Gain on Investments and Other Income, Net

Data and analytics segment gain on investments was $0.3 million for the three and six months ended June 30, 2012. The variance was not significant.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $0.5 million and $1.2 million for the three and six months ended June 30, 2013, respectively. The variance relative to the prior year was not significant.

Mortgage Origination Services

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Operating revenues	$184,432	$148,048	$36,384	24.6%	$360,883	$289,814	$71,069	24.5%
Cost of services (exclusive of depreciation and amortization below)	99,598	79,072	20,526	26.0%	194,196	159,999	34,197	21.4%
Selling, general and administrative expenses	28,584	23,895	4,689	19.6%	53,082	46,650	6,432	13.8%
Depreciation and amortization	7,244	6,962	282	4.1%	13,913	14,043	(130)	(0.9)%
Total operating expenses	135,426	109,929	25,497	23.2%	261,191	220,692	40,499	18.4%
Operating income	49,006	38,119	10,887	28.6%	99,692	69,122	30,570	44.2%
Total interest expense, net	(136)	(77)	(59)	76.6%	(266)	(375)	109	(29.1)%
Gain/(loss) on investments and other, net	—	—	—	—%	—	—	—	—%
Income from continuing operations before income taxes	48,870	38,042	10,828	28.5%	99,426	68,747	30,679	44.6%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	48,870	38,042	10,828	28.5%	99,426	68,747	30,679	44.6%
Equity in earnings of affiliates	14,415	18,533	(4,118)	(22.2)%	27,862	33,388	(5,526)	(16.6)%
Income from continuing operations	$63,285	$56,575	$6,710	11.9%	$127,288	$102,135	$25,153	24.6%

Operating Revenues

Mortgage origination services segment operating revenues were $184.4 million and $360.9 million for the three and six months ended June 30, 2013, respectively, an increase of $36.4 million, or 24.6%, and an increase of $71.1 million, or 24.5%, when compared to the respective period of the prior year. Acquisition activity accounted for $6.6 million and $8.6 million of the increase for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013, excluding acquisition activity, the increase of $29.8 million was due to higher mortgage origination volumes and market share gains, which increased credit services revenues by $17.5 million, tax services revenues by $12.4 million and flood certification revenues by $1.2 million, partially offset by a decrease in lending solutions and other revenues of $1.3 million. For the six months ended June 30, 2013 excluding acquisition activity, the increase of $62.5 million was due to higher mortgage origination volumes and market share gains, which increased credit services revenues by $33.3 million, tax services revenues by $28.2 million and flood certification revenues by $4.2 million, partially offset by a decrease in lending solutions and other revenues of $3.2 million.

Cost of Services

Mortgage origination services segment cost of services were $99.6 million and $194.2 million for the three and six months ended June 30, 2013, respectively, an increase of $20.5 million, or 26.0%, and an increase of $34.2 million, or 21.4%, when compared to the respective period of the prior year. Acquisition activity accounted for $1.1 million and $1.4 million of the increase for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013, excluding acquisition activity, the increase of $19.4 million was primarily due to higher origination volumes which resulted in higher credit services-related costs of $14.6 million primarily from credit bureau-related expense, higher tax services-related costs of $3.9 million and higher other costs of $0.9 million. For the six months ended June 30, 2013 excluding acquisition activity, the increase of $32.8 million was due to higher origination volumes which resulted in higher credit services-related costs of $27.4 million primarily from credit bureau-related expense and higher tax services-related costs and other costs of $5.4 million.

Selling, General and Administrative Expenses

Mortgage origination services segment selling, general and administrative expenses were $28.6 million and $53.1 million for the three and six months ended June 30, 2013, respectively, an increase of $4.7 million, or 19.6%, and an increase of $6.4 million, or 13.8%, when compared to the respective period of the prior year. Acquisition activity accounted for $2.7 million and $3.5 million of the increase for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013, excluding acquisition activity, the increase of $2.0 million was due to higher compensation expenses of $2.7 million, higher allocations of net corporate shared services costs of $4.0 million and higher other expenses of $0.4 million, partially offset by lower external service costs of $3.2 million and higher levels of capitalized costs of $1.9 million. For the six months ended June 30, 2013 excluding acquisition activity, the increase of $3.0 million was due to higher compensation expenses of $4.4 million, higher allocations of net corporate shared services costs of $6.9 million and higher other expenses of $0.1 million, partially offset by lower external service costs of $3.5 million and higher levels of capitalized costs of $4.9 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense was $7.2 million and $13.9 million for the three and six months ended June 30, 2013, respectively, an increase of $0.3 million, or 4.1%, and a decrease of $0.1 million, or 0.9%, when compared to the respective period of the prior year. Acquisition activity accounted for $0.2 million of the increase for the three and six months ended June 30, 2013. For the three months ended June 30, 2013, excluding acquisition activity, the increase of $0.1 million was not significant. For the six months ended June 30, 2013, excluding acquisition activity, the decrease of $0.4 million was primarily due to impairment losses relating to certain non-performing assets in the prior year.

Operating Income

Mortgage origination services segment operating income was $49.0 million, or 26.6% of operating revenue, and $38.1 million, or 25.7% of operating revenue, for the three months ended June 30, 2013 and 2012, respectively. Mortgage origination services segment operating income was $99.7 million, or 27.6% of operating revenue, and $69.1 million, or 23.9% of operating revenue, for the six months ended June 30, 2013 and 2012, respectively. The increase in operating margin is primarily due to the continued improved operating efficiency resulting from our tax services transformation initiative. As a result, our tax services business experienced improved operating leverage for both costs of services and selling, general and administrative expenses.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates were $14.4 million and $27.9 million for the three and six months ended June 30, 2013, respectively, a decrease of $4.1 million, or 22.2%, and a decrease of $5.5 million, or 16.6%, when compared to the respective period of the prior year. The variance is primarily due to the dissolution of an investment in affiliate which yielded equity in earnings of $3.9 million in the second quarter of 2012.

Asset Management and Processing Solutions

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Operating revenues	$80,050	$93,646	$(13,596)	(14.5)%	$146,856	$168,630	$(21,774)	(12.9)%
Cost of services (exclusive of depreciation and amortization below)	53,568	62,265	(8,697)	(14.0)%	102,075	115,565	(13,490)	(11.7)%
Selling, general and administrative expenses	7,865	9,780	(1,915)	(19.6)%	19,987	20,250	(263)	(1.3)%
Depreciation and amortization	670	1,811	(1,141)	(63.0)%	1,343	2,606	(1,263)	(48.5)%
Total operating expenses	62,103	73,856	(11,753)	(15.9)%	123,405	138,421	(15,016)	(10.8)%
Operating income	17,947	19,790	(1,843)	(9.3)%	23,451	30,209	(6,758)	(22.4)%
Total interest expense, net	—	70	(70)	(100.0)%	47	144	(97)	(67.4)%
Gain on investments and other, net	4	—	4	—%	1,463	—	1,463	—%
Income from continuing operations before income taxes	17,951	19,860	(1,909)	(9.6)%	24,961	30,353	(5,392)	(17.8)%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	17,951	19,860	(1,909)	(9.6)%	24,961	30,353	(5,392)	(17.8)%
Equity in earnings of affiliates	—	—	—	—%	—	—	—	—%
Income from continuing operations	$17,951	$19,860	$(1,909)	(9.6)%	$24,961	$30,353	$(5,392)	(17.8)%

Operating Revenues

Asset management and processing solutions segment operating revenues were $80.1 million and $146.9 million for the three and six months ended June 30, 2013, respectively, a decrease of $13.6 million, or 14.5%, and a decrease of $21.8 million, or 12.9%, when compared to the respective period of the prior year. The revenue decline reflects the decrease in market volume of delinquent loans and foreclosure starts as well as the impact of the exit of unprofitable product lines over the past twelve months. For the three months ended June 30, 2013, the decrease was primarily due to lower field services revenues of $7.9 million, lower volumes in real estate owned asset management and other default revenues of $4.2 million and lower claims management revenue of $1.8 million, partially offset by higher other revenue of $0.3 million. For the six months ended June 30, 2013, the decrease was primarily due to lower field services revenues of $13.6 million, lower volumes in real estate owned asset management and other default revenues of $7.0 million and lower claims management revenue of $3.4 million, partially offset by higher technology revenues of $1.7 million and higher other revenue of $0.5 million. We believe the inventory of seriously delinquent mortgage loans and loans in foreclosure will continue to decline in the near term and will therefore, continue to present challenging market conditions for the asset management and processing solutions segment.

Cost of Services

Asset management and processing solutions segment cost of services were $53.6 million and $102.1 million for the three and six months ended June 30, 2013, respectively, a decrease of $8.7 million, or 14.0%, and a decrease of $13.5 million, or 11.7%, when compared to the respective period of the prior year. The decrease in both periods was primarily due to a decline in volume in field services and real estate owned asset management and other default revenues, partially offset by a shift in product mix associated with higher loss mitigation services revenues.

Selling, General and Administrative Expense

Asset management and processing solutions segment selling, general and administrative expenses were $7.9 million and $20.0 million for the three and six months ended June 30, 2013, respectively, a decrease of $1.9 million, or 19.6%, and a decrease of $0.3 million, or 1.3%, when compared to the respective period of the prior year. For the three months ended June 30, 2013, the decrease was predominantly due to cost-reduction initiatives which lowered compensation expenses by $1.6 million and professional fees by $0.5 million, partially offset by higher other expenses of $0.2 million. For the six months ended June 30, 2013, the decrease was predominantly due to cost-reduction initiatives which lowered compensation expenses by $3.3 million, external service costs by $0.4 million and other expenses by $0.1 million, partially offset by higher allocations of net corporate shared services costs of $3.5 million.

Depreciation and Amortization

Asset management and processing solutions segment depreciation and amortization expense were $0.7 million and $1.3 million for the three and six months ended June 30, 2013, respectively, a decrease of $1.1 million, or 63.0% and a decrease of $1.3 million, or 48.5%, when compared to the respective period of the prior year. The decrease was primarily due to the write-off of non-performing assets in the prior year.

Operating Income

Asset management and processing solutions segment operating income was $17.9 million, or 22.4% of operating revenue, and $19.8 million, or 21.1% of operating revenue, for the three months ended June 30, 2013 and 2012, respectively. Asset management and processing solutions segment operating income was $23.5 million, or 16.0% of operating revenue, and $30.2 million, or 17.9% of operating revenue, for the six months ended June 30, 2013 and 2012, respectively. The increase in operating margin for the three months ended June 30, 2013 was primarily due to a decrease in selling, general and administrative expenses. The decrease in operating margin for the six months ended June 30, 2013 was primarily due to the decline in operating revenues.

Gain on Investments and Other Income, Net

Asset management and processing solutions segment gain on investment and other income, net was $1.5 million for the six months ended June 30, 2013, which was primarily related to the gain on sale and exit of a product line during the first quarter of 2013.

Corporate

	For the Three Months Ended				For the Six Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Operating revenues	$179	$151	$28	18.5%	$346	$342	$4	1.2%
Selling, general and administrative expenses	22,256	19,777	2,479	12.5%	39,723	35,829	3,894	10.9%
Depreciation and amortization	7,734	3,576	4,158	116.3%	15,654	7,462	8,192	109.8%
Total operating expenses	29,990	23,353	6,637	28.4%	55,377	43,291	12,086	27.9%
Operating loss	(29,811)	(23,202)	(6,609)	28.5%	(55,031)	(42,949)	(12,082)	28.1%
Total interest expense, net	(11,750)	(12,624)	874	(6.9)%	(23,429)	(26,244)	2,815	(10.7)%
Gain/(loss) on investment and other, net	395	(1,542)	1,937	(125.6)%	1,735	99	1,636	1,652.5%
Loss from continuing operations before income taxes	(41,166)	(37,368)	(3,798)	10.2%	(76,725)	(69,094)	(7,631)	11.0%
Provision for income taxes	21,517	23,578	(2,061)	(8.7)%	42,575	36,816	5,759	15.6%
Loss from continuing operations before equity in earnings of affiliates	(62,683)	(60,946)	(1,737)	2.9%	(119,300)	(105,910)	(13,390)	12.6%
Equity in losses of affiliates	(5,616)	(7,360)	1,744	(23.7)%	(10,913)	(13,388)	2,475	(18.5)%
Net loss from continuing operations	$(68,299)	$(68,306)	$7	—%	$(130,213)	$(119,298)	$(10,915)	9.1%

Operating Revenues

Corporate operating revenues were $0.2 million and $0.3 million for the three and six months ended June 30, 2013 respectively. The revenues associated with the corporate function were not meaningful.

Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses were $22.3 million and $39.7 million for the three and six months ended June 30, 2013, respectively, an increase of $2.5 million, or 12.5%, and an increase of $3.9 million, or 10.9%, when compared to the respective period of the prior year. For the three months ended June 30, 2013, the increase was primarily due to higher compensation expense of $14.1 million and higher external services of $22.1 million associated with the transfer-in of segment level personnel to corporate as we continue to centralize and standardize our corporate shared services to drive operating efficiency. In addition, we experienced transaction costs related to acquisitions of $4.2 million and higher professional fees of $3.1 million. These increases were partially offset by higher allocation of corporate shared services costs of $31.0 million to our operating segments, higher levels of capitalized costs of $6.6 million related primarily to our TTI initiative and decreases in other expenses of $3.4 million. For the six months ended June 30, 2013, the increase was primarily due to higher compensation expense of $22.9 million and higher external services of $42.5 million associated with the transfer-in of segment level personnel to corporate. In addition, we experienced transaction costs related to acquisitions of $4.2 million and higher professional fees of $2.5 million. These increases were partially offset by higher allocation of corporate shared services costs of $52.1 million to our operating segments, higher levels of capitalized costs of $11.8 million related primarily to our TTI initiative and decreases in other expenses of $4.3 million.

Depreciation and Amortization

Corporate depreciation and amortization expense were $7.7 million and $15.7 million for the three and six months ended June 30, 2013, respectively, an increase of $4.2 million, or 116.3%, and an increase of $8.2 million, or 109.8%, when compared to the respective period of the prior year. For the three and six months ended June 30, 2013, the increase was primarily due to the acceleration of depreciation of certain corporate assets in connection with the TTI.

Total Interest Expense, net

Corporate net interest expense was $11.8 million and $23.4 million for the three and six months ended June 30, 2013, respectively, a decrease of $0.9 million, or 6.9%, and a decrease of $2.8 million, or 10.7%, when compared to the respective period of the prior year. For the three and six months ended June 30, 2013, the decrease was due to lower average outstanding debt balances as a result of the principal prepayments related to our Term Facility.

Gain/(Loss) on Investments and Other Income, Net

Corporate gain on investments, net and other income was $0.4 million and $1.7 million for the three and six months ended June 30, 2013, respectively, an increase of $1.9 million, or 125.6%, and an increase of $1.6 million, or 1,652.5%, when compared to the respective period of the prior year. For the three and six months ended June 30, 2013, the increase was due to higher realized gains of $0.7 million and $0.4 million, respectively, on investments and a prior year non-cash impairment charge of $1.2 million recorded on an investment in affiliate.

Equity in Losses of Affiliates, net of tax

Corporate equity in losses of affiliates was $5.6 million and $10.9 million for the three and six months ended June 30, 2013, respectively, a decrease of $1.7 million, or 23.7%, and a decrease of $2.5 million, or 18.5%, when compared to the same period of the prior year. We record income tax expense on the earnings from our investments in affiliates in corporate. For the three and six months ended June 30, 2013, the decrease was primarily attributable to lower income tax expense based on lower earnings in affiliates contained in our mortgage origination services segment.

Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 37.7% and 44.5% for the three months ended June 30, 2013 and 2012, respectively, and 41.1% and 43.0% for the six months ended June 30, 2013 and 2012, respectively. The change in the effective rate is primarily attributable to the impact of the effective state tax rate and the foreign tax rate differential.

Income taxes included in equity in earnings of affiliates were $5.8 million and $7.5 million for the three months ended June 30, 2013 and 2012, respectively and $11.2 million and $13.5 million for the six months ended June 30, 2013 and 2012, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

It is reasonably possible the amount of unrecognized benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statutes of limitation for the assessment of taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2013 totaled $176.6 million, an increase of $27.7 million from December 31, 2012. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at June 30, 2013 totaled $28.6 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $20.0 million at June 30, 2013 and $22.1 million at December 31, 2012, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $166.7 million and $192.6 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in cash provided by operating activities was primarily due to higher payments of income taxes and accounts payable and accrued expenses, partially offset by higher profitability and recognition of deferred revenue accounts.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and purchase of investments. Cash used in investing activities was approximately $59.9 million and $43.1 million during the six months ended June 30, 2013 and 2012, respectively. This increase in investing activities is primarily due to capitalized expenditures related to the TTI.

Cash used in investing activities for the six months ended June 30, 2013 was primarily related to investments in property and equipment and capitalized data of $34.7 million and $18.9 million, respectively, purchase of investment of $2.4 million and cash paid for the acquisitions of Case-Shiller and RESDirect for $6.9 million; partially offset by change in restricted cash of $2.1 million and proceeds of $0.8 million from the sale of the Company's partnership interest in a subsidiary in March 2013. Cash used in investing activities for the six months ended June 30, 2012 was primarily due to investments in property and equipment and capitalized data of $24.9 million and $15.4 million, respectively, partially offset by proceeds from sale of property and equipment of $1.8 million.

Financing Activities. Net cash used in financing activities was approximately $76.5 million for the six months ended June 30, 2013, which was primarily comprised of share repurchases of $75.7 million, net repayment of long-term debt of $3.9 million and net proceeds from stock-based compensation related transactions of $0.4 million. Net cash used in financing activities was $144.3 million for the six months ended June 30, 2012. During 2012, we repaid acquisition-related notes of $113.8 million, repurchased shares of common stock for $28.7 million and had net expenditures from stock-based compensation related transactions of $1.8 million.

Financing and Financing Capacity

At June 30, 2013, we had total debt outstanding of $788.8 million, compared to $792.4 million at December 31, 2012. Our significant debt instruments and borrowing capacity are described below.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At June 30, 2013, we were in compliance with the covenants under the indenture governing the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of June 30, 2013, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The remaining outstanding balance of loans under the Term Facility will be due on May 23, 2016. For the six months ended June 30, 2013, we prepaid $4.4 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule.

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

At June 30, 2013, we had additional borrowing capacity under the revolving lines of credit of $500.0 million, and were in compliance with the financial and restrictive covenants of our loan agreements. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) with a termination date of May 2016. The Swaps had an initial notional value of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. Unrealized gains of $0.7 million (net of $0.4 million in deferred taxes) and unrealized losses of $0.7 million (net of $0.5 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the three months ended June 30, 2013 and 2012, respectively. In addition, unrealized gains of $1.2 million (net of $0.8 million in deferred taxes) and unrealized losses of $0.8 million (net of $0.5 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the six months ended June 30, 2013 and 2012, respectively.

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

On June 30, 2013, we entered into an agreement to acquire Marshall & Swift/Boeckh, a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit and flood services operations of DataQuick Lender Solutions from the Decision Insight Information Group for total consideration of $661.0 million, subject to certain closing adjustments. The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Prior to the close of the transaction in the third quarter of 2013, we expect to enter into a new credit facility.

On June 10, 2013, we agreed to acquire the assets and operating platforms of Bank of America's flood zone determination and tax processing services businesses. The purchase transaction closed on July 1, 2013 and was funded by cash on hand for total consideration of $62.5 million.

In July 2013, we announced our plan to repurchase at least 8.0 million shares of our common stock during 2013 under an existing Board of Directors authorization. During the six months ending June 30, 2013, we repurchased approximately 2.9 million shares of our common stock for $75.7 million including commission costs.

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

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Management believes that at June 30, 2013, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of June 30, 2013, we had approximately $788.8 million in long-term debt outstanding, of which approximately $325.6 million was variable-interest-rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $180.0 million of our floating-rate debt from variable to fixed-rate as of June 30, 2013. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.7 million change to interest expense for the six months ended June 30, 2013.

We are also subject to equity price risk related to our equity securities portfolio. At June 30, 2013, we had equity securities with a cost and fair value of $22.4 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 12 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. In August 2012, as part of our TTI, we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell Marketing, L.P. ("Dell"). Although we expect the TTI will provide new functionality, increased performance and a reduction in application management and development costs, the project is complex and longer-term in nature and we cannot be sure that we will be successful in achieving our technology and cost-savings objectives on the timeframe we set forth, or at all. In addition, we depend heavily upon the computer systems located in our data centers, which we expect will be moved under the Dell arrangement to Dell's data center(s) progressively over the next couple of years. Certain events beyond our control, including technical issues at Dell or with the TTI, natural disasters and telecommunications failures, could interrupt or terminate the delivery of our products and services. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend work and perform their responsibilities. Any of these possible outcomes could result in a loss of customers or a loss in revenue.

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

In addition, declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle may negatively affect the demand for many of our products and services in our asset management and processing solutions segment. Furthermore, there have been increased levels of mortgage servicing rights for riskier loans being sold by large mortgage lenders. New capital rules would require lenders to cover potential losses with more equity. Buyers of these mortgage servicing rights have typically included non-bank specialty servicing firms which are not subject to the same rules as banks. Our asset management and processing solutions segment is subject to higher levels of customer concentration and the loss of a significant customer could adversely impact segment performance.

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

The ten largest U.S. mortgage originators generated 38.4% of our 2013 operating revenues for the three months ended June 30, 2013, and one customer, Wells Fargo, N.A., accounted for 11.7% of our 2013 operating revenues for the three months ended June 30, 2013. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses, including our asset management and processing solutions segment, have higher customer concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant customer.

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

Our outsourcing arrangement with Cognizant Technology Solutions subjects us to a remaining net cumulative minimum commitment of approximately $184.7 million as of June 30, 2013, plus applicable inflation adjustments, over the remaining minimum commitment term through 2016. We are required to pay this minimum commitment regardless of the actual value of the services it provides. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under this outsourcing agreement.

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

As of June 30, 2013, our total debt was approximately $788.8 million, and we have unused commitments of approximately $500.0 million under our credit facilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2013, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no purchases of our common stock during the second quarter of 2013. On December 6, 2012, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $250.0 million. As of June 30, 2013, we have $174.3 million value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date.

Under our May 2011 credit agreement, our stock repurchase capacity is restricted to $100.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our senior secured leverage ratio does not exceed 2.25:1.0 or our total leverage ratio does not exceed 3.25:1.0. In addition, our stock repurchase capacity is limited by the restricted payments covenant in the indenture governing our 7.25% senior notes. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will consider the repurchase of shares of our common stock and retirement of outstanding debt on an opportunistic basis.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	July 25, 2013

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 5, 2013)*+

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)

✓	Included in this filing
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+
This agreement contains representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other parties to the agreement and (i) has been qualified by disclosures made to such other parties, (ii) were made only as of the date of such agreement or such other date(s) as may be specified in such agreement and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreement and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.