Form 10-Q
period 2013-09-30
CORELOGIC, INC.
filed 2013-10-25
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On October 21, 2013 there were 93,719,906 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

2

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$135,557	$148,858
Marketable securities	21,885	22,168
Accounts receivable (less allowance for doubtful accounts of $15,141 and $21,643 as of September 30, 2013 and December 31, 2012, respectively)	270,000	255,148
Prepaid expenses and other current assets	53,022	50,036
Income tax receivable	—	14,084
Deferred income tax assets, current	99,577	98,836
Assets of discontinued operations	791	794
Total current assets	580,832	589,924
Property and equipment, net	193,975	186,617
Goodwill, net	1,534,966	1,504,232
Other intangible assets, net	183,979	171,584
Capitalized data and database costs, net	327,843	322,289
Investment in affiliates, net	96,764	94,227
Restricted cash	16,390	22,117
Other assets	149,949	138,837
Total assets	$3,084,698	$3,029,827
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$183,203	$157,190
Accrued salaries and benefits	87,273	114,165
Income taxes payable	20,796	—
Deferred revenue, current	219,464	242,282
Current portion of long-term debt	6,095	102
Liabilities of discontinued operations	4,148	3,352
Total current liabilities	520,979	517,091
Long-term debt, net of current	783,280	792,324
Deferred revenue, net of current	376,255	309,418
Deferred income tax liabilities, long term	83,928	71,361
Other liabilities	158,300	168,687
Total liabilities	1,922,742	1,858,881

Redeemable noncontrolling interests	10,987	—

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 93,717 and 97,698 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	758,734	866,720
Retained earnings	438,875	318,094
Accumulated other comprehensive loss	(46,641)	(15,514)
Total CoreLogic stockholders' equity	1,150,969	1,169,301
Noncontrolling interests	—	1,645
Total equity	1,150,969	1,170,946
Total liabilities and equity	$3,084,698	$3,029,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues	$405,542	$409,760	$1,229,683	$1,157,222
Cost of services (excluding depreciation and amortization shown below)	213,789	213,008	651,150	616,397
Selling, general and administrative expenses	90,042	102,333	283,523	273,220
Depreciation and amortization	29,695	33,037	99,333	93,434
Total operating expenses	333,526	348,378	1,034,006	983,051
Operating income	72,016	61,382	195,677	174,171
Interest expense:
Interest income	1,040	800	2,495	2,262
Interest expense	12,552	13,525	37,365	42,463
Total interest expense, net	(11,512)	(12,725)	(34,870)	(40,201)
Gain/(loss) on investments and other, net	7,627	(4,254)	10,825	(3,865)
Income from continuing operations before equity in earnings of affiliates and income taxes	68,131	44,403	171,632	130,105
Provision for income taxes	23,848	16,406	66,423	53,222
Income from continuing operations before equity in earnings of affiliates	44,283	27,997	105,209	76,883
Equity in earnings of affiliates, net of tax	5,716	8,166	23,848	29,381
Net income from continuing operations	49,999	36,163	129,057	106,264
Loss from discontinued operations, net of tax	(1,240)	(10,157)	(3,205)	(18,142)
(Loss)/gain from sale of discontinued operations, net of tax	(5,052)	12,264	(5,052)	9,277
Net income	43,707	38,270	120,800	97,399
Less: Net income/(loss) attributable to noncontrolling interests	45	(50)	19	(209)
Net income attributable to CoreLogic	$43,662	$38,320	$120,781	$97,608
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$49,954	$36,213	$129,038	$106,473
Loss from discontinued operations, net of tax	(1,240)	(10,157)	(3,205)	(18,142)
(Loss)/gain from sale of discontinued operations, net of tax	(5,052)	12,264	(5,052)	9,277
Net income attributable to CoreLogic	$43,662	$38,320	$120,781	$97,608
Basic income/(loss) per share:
Net income from continuing operations	$0.53	$0.36	$1.35	$1.02
Loss from discontinued operations, net of tax	(0.01)	(0.10)	(0.03)	(0.17)
(Loss)/gain from sale of discontinued operations, net of tax	(0.05)	0.12	(0.05)	0.09
Net income attributable to CoreLogic	$0.47	$0.38	$1.27	$0.94
Diluted income/(loss) per share:
Net income from continuing operations	$0.52	$0.35	$1.32	$1.01
Loss from discontinued operations, net of tax	(0.01)	(0.10)	(0.03)	(0.17)
(Loss)/gain from sale of discontinued operations, net of tax	(0.05)	0.12	(0.05)	0.09
Net income attributable to CoreLogic	$0.46	$0.37	$1.24	$0.93
Weighted-average common shares outstanding:
Basic	94,773	101,650	95,802	104,713
Diluted	96,793	103,113	97,672	105,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income	$43,707	$38,270	$120,800	$97,399
Other comprehensive (loss)/income:
Unrealized (loss)/gain on marketable securities, net of tax	(336)	(419)	(175)	680
Unrealized gain/(loss) on interest rate swap, net of tax	9	(492)	1,257	(1,257)
Foreign currency translation adjustments gain/(loss)	7,644	5,163	(32,289)	6,178
Supplemental benefit plans gain adjustment, net of tax	28	12	80	36
Total other comprehensive income/(loss)	7,345	4,264	(31,127)	5,637
Comprehensive income	51,052	42,534	89,673	103,036
Less: Comprehensive income/(loss) attributable to the noncontrolling interests	45	(50)	19	(209)
Comprehensive income attributable to CoreLogic	$51,007	$42,584	$89,654	$103,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$120,800	$97,399
Less: Loss from discontinued operations, net of tax	(3,205)	(18,142)
Less: (Loss)/gain from sale of discontinued operations, net of tax	(5,052)	9,277
Net income from continuing operations	129,057	106,264
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	99,333	93,434
Provision for bad debt and claim losses	9,582	16,447
Share-based compensation	20,810	16,211
Excess tax benefit related to stock options	(2,895)	(643)
Equity in earnings of affiliates, net of taxes	(23,848)	(29,381)
Loss on sale of property and equipment	—	933
Loss on early extinguishment of debt	—	326
Deferred income tax	3,875	5,538
(Gain)/loss on investments and other, net	(10,825)	3,865
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,158)	(46,358)
Prepaid expenses and other current assets	(2,687)	(326)
Accounts payable and accrued expenses	(11,187)	31,725
Deferred revenue	43,610	(3,667)
Income taxes	13,853	24,683
Dividends received from investments in affiliates	30,062	46,265
Other assets and other liabilities	(24,466)	(6,527)
Net cash provided by operating activities - continuing operations	265,116	258,789
Net cash (used in)/provided by operating activities - discontinued operations	(2,408)	9,684
Total cash provided by operating activities	$262,708	$268,473
Cash flows from investing activities:
Purchases of capitalized data and other intangible assets	(28,795)	(24,054)
Purchases of property and equipment	(51,956)	(38,753)
Cash paid for acquisitions, net of cash acquired	(70,904)	111
Purchases of investments	(2,351)	—
Cash received from sale of subsidiary, net, including discontinued operations	800	10,000
Proceeds from sale of property and equipment	—	1,852
Proceeds from sale of investments	—	8,000
Change in restricted cash	5,728	122
Net cash used in investing activities - continuing operations	(147,478)	(42,722)
Net cash provided by/(used in) investing activities - discontinued operations	2,152	(1,512)
Total cash used in investing activities	$(145,326)	$(44,234)
Cash flows from financing activities:
Proceeds from long-term debt	1,075	—
Repayment of long-term debt	(4,516)	(114,365)
Proceeds from issuance of stock related to stock options and employee benefit plans	11,662	9,624
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,893)	(3,015)
Shares repurchased and retired	(133,565)	(226,629)
Distribution to noncontrolling interests	—	(10)
Excess tax benefit related to stock options	2,895	643
Net cash used in financing activities - continuing operations	(129,342)	(333,752)
Net cash provided by financing activities - discontinued operations	—	3
Total cash used in financing activities	$(129,342)	$(333,749)
Effect of exchange rate on cash	(1,341)	—
Net decrease in cash and cash equivalents	(13,301)	(109,510)
Cash and cash equivalents at beginning of period	148,858	259,266
Less: Change in cash and cash equivalents - discontinued operations	(256)	8,175
Plus: Cash swept (to)/from discontinued operations	(256)	12,971
Cash and cash equivalents at end of period	$135,557	$154,552

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,557	$31,853
Cash paid for income taxes	$62,188	$39,029
Cash refunds from income taxes	$13,830	$15,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)	Total
Balance as of December 31, 2012	97,698	$1	$866,720	$318,094	$(15,514)	$1,645	$1,170,946
Net income	—	—	—	120,781	—	(26)	120,755
Shares issued in connection with share-based compensation	1,019	—	11,662	—	—	—	11,662
Tax withholdings related to net share settlements of restricted stock units	—	—	(6,893)	—	—	—	(6,893)
Share-based compensation	—	—	20,810	—	—	—	20,810
Shares repurchased and retired	(5,000)	—	(133,565)	—	—	—	(133,565)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	(1,619)	(1,619)
Other comprehensive loss	—	—	—	—	(31,127)	—	(31,127)
Balance as of September 30, 2013	93,717	$1	$758,734	$438,875	$(46,641)	$—	$1,150,969

(1) Excludes amounts related to redeemable noncontrolling interests included in the mezzanine section of our consolidated balance sheets.

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

Customer Concentration

Wells Fargo, N.A. accounted for operating revenues of 9.9% and 15.3% for the three months ended September 30, 2013 and 2012, respectively, and 10.7% and 11.6% for the nine months ended September 30, 2013 and 2012, respectively. No other customer accounted for 10% or more of our operating revenues.

Revisions

The consolidated income statements for the three and nine months ended September 30, 2012 included within Note 18 - Guarantor Subsidiaries have been revised to correct the presentation of intercompany revenues and expenses and noncontrolling interests. See further discussion in Note 18 - Guarantor Subsidiaries. We assessed the materiality of these revisions on our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and SAB No. 108, and concluded they were not material to the results of operations, cash flows or financial condition for the current and prior annual or interim period.

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $946.7 million as of September 30, 2013 and $228.9 million as of December 31, 2012. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

Escrow deposits are generally held by the Company for a period of two to five business days and we typically either receive earnings credits or earn interest income from these funds through a highly-rated, liquid investment, such as bank deposit products. We bear the risk of any losses on any such investment. However, we have not historically incurred any investment losses and do not anticipate incurring any future investment losses. As a result, we do not maintain any reserves for losses in value of these investments.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”), a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a NOL carryforward, similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction and the entity does not intend to use the DTA for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued updated guidance permitting the use of the Overnight Index Swap Rate (“OIS”), to be used as a U.S. benchmark interest rate for hedge accounting in addition to the current interest rates allowed to be used. The updated guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued updated guidance related to release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. This update clarifies that the release of cumulative translation adjustments into net income is required for both an entity ceasing to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity and when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2013. Management does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $5.7 million and $8.2 million for the three months ended September 30, 2013 and 2012, respectively, and $23.8 million and $29.4 million for the nine months ended September 30, 2013 and 2012, respectively. Income tax expense of $3.5 million and $5.2 million was recorded on these earnings for the three months ended September 30, 2013 and 2012, respectively, and $14.8 million and $18.7 million for the nine months ended September 30, 2013 and 2012, respectively.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a joint venture that provides products and services used in connection with loan originations. This investment in affiliate contributed 75.8% and 78.0% of our total equity in earnings of affiliates, net of tax, for the three months ended September 30, 2013 and 2012, respectively, and 73.0% and 74.6% for the nine months ended September 30, 2013 and 2012, respectively. In February 2013, RELS sold its ownership in RESDirect, LLC ("RESDirect") to us for $4.0 million. See Note 13 - Acquisitions for additional information. Based on the terms and conditions of the RELS joint venture agreement, we have significant influence over but do not have control of, nor a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method. Summarized financial information for this investment (assuming a 100% ownership interest) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Statements of income
Total revenues	$79,373	$112,887	$288,062	$332,601
Expenses and other	64,849	91,635	229,788	266,433
Income from continuing operations before income taxes	$14,524	$21,252	$58,274	$66,168
Income from continuing operations, net of tax	14,422	21,185	57,901	65,894
Income from discontinued operations, net of tax	—	—	—	7,050
Net income attributable to RELS LLC	$14,422	$21,185	$57,901	$72,944
CoreLogic equity in earnings of affiliate, pre-tax	$7,225	$10,614	$29,008	$36,545

In September 2013, we acquired an additional 10% interest in PropertyIQ Ltd. ("PIQ"), a New Zealand joint venture, resulting in a 60% controlling interest. As we previously held a noncontrolling interest in PIQ, we recorded a gain of approximately $6.6 million during the third quarter of 2013, which is included in gain/(loss) on investments and other, net in the accompanying condensed consolidated statement of income. Prior to our acquisition of the controlling interest, we accounted for the investment in PIQ using the equity method. See Note 13 - Acquisitions for additional information.

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $21.9 million and $22.2 million as of September 30, 2013 and December 31, 2012, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. There were no gains or losses recognized on sales of marketable securities for the three and nine months ended September 30, 2013 and 2012.

Note 4 - Property and Equipment, Net

Property and equipment, net as of September 30, 2013 and December 31, 2012 consists of the following:

(in thousands)	2013	2012
Land	$4,000	$4,000
Buildings	10,780	10,780
Furniture and equipment	94,666	89,870
Capitalized software	511,763	470,469
Leasehold improvements	48,421	47,879
	669,630	622,998
Less accumulated depreciation	(475,655)	(436,381)
Property and equipment, net	$193,975	$186,617

Depreciation expense for property and equipment was approximately $13.0 million and $19.0 million for the three months ended September 30, 2013 and 2012, respectively, and $50.5 million and $52.5 million for the nine months ended September 30, 2013 and 2012, respectively. See Note 10 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the nine months ended September 30, 2013, is as follows:

(in thousands)	Data and Analytics	Mortgage Origination Services	Asset Management and Processing Solutions	Consolidated
Balance as of December 31, 2012
Goodwill	$708,577	$653,771	$149,409	$1,511,757
Accumulated impairment losses	(600)	(6,925)	—	(7,525)
Goodwill, net	707,977	646,846	149,409	1,504,232
Acquisitions	16,054	28,942	—	44,996
Translation adjustments	(14,459)	—	—	(14,459)
Other	197	—	—	197
Balance as of September 30, 2013
Goodwill, net	$709,769	$675,788	$149,409	$1,534,966

For the nine months ended September 30, 2013, we recorded $0.6 million of goodwill in connection with our acquisition of Fiserv CSW, LLC (n/k/a CoreLogic Case-Shiller, LLC) ("Case-Shiller") and $15.5 million in connection with our acquisition of the controlling interest in PIQ within the data and analytics reporting unit. We recorded $28.9 million in connection with our acquisition of Bank of America's flood zone determination and tax processing services operations within the mortgage origination services reporting unit.

Note 6 – Other Intangible Assets, net

Other intangible assets consist of the following:

	September 30, 2013			December 31, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$320,432	$(159,669)	$160,763	$286,164	$(137,782)	$148,382
Non-compete agreements	9,156	(6,331)	2,825	9,264	(5,438)	3,826
Trade names and licenses	30,867	(10,476)	20,391	27,853	(8,477)	19,376
	$360,455	$(176,476)	$183,979	$323,281	$(151,697)	$171,584

Amortization expense for other intangible assets was $9.1 million and $7.1 million for the three months ended September 30, 2013 and 2012, respectively, and $26.3 million and $20.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
Remainder of 2013	$8,037
2014	30,385
2015	28,796
2016	22,667
2017	20,360
Thereafter	73,734
$183,979

Note 7 – Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2013	2012
Acquisition-related note:
Non-interest bearing acquisition note due in $5.0 million installments March 2014 and 2016	$9,143	$8,753
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	825	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due May 2016, weighted average interest rate of 1.9% at September 30, 2013 and December 31, 2012	50,000	50,000
Term loan facility borrowings through May 2016, weighted average interest rate of 2.9% at September 30, 2013 and 4.0% at December 31, 2012	275,625	280,000
Other debt:
Various interest rates with maturities through 2017	1,137	203
Total long-term debt	789,375	792,426
Less current portion of long-term debt	6,095	102
Long-term debt, net of current portion	$783,280	$792,324

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the "Parent") for the dates and periods indicated are included in Note 18 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary”; and 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of September 30, 2013, we were in compliance with all of our covenants under the indenture.

Existing Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate. For the nine months ended September 30, 2013, we prepaid $4.4 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. As of September 30, 2013, we were in compliance with all of our covenants under the Credit Agreement.

As of September 30, 2013 and December 31, 2012, we have recorded $12.1 million and $4.1 million, respectively, of accrued interest expense.

Contingent Credit Agreement

On June 30, 2013, we entered into an agreement to acquire Marshall & Swift/Boeckh ("MSB"), a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit and flood services operations of DataQuick Lender Solutions from the Decision Insight Information Group (together known as "DataQuick"). The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In September 2013, we entered into a contingent senior secured credit facility (the "Contingent Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Contingent Credit Agreement provides for a $850.0 million five-year term loan facility (the "Contingent Term Facility") and a $550.0 million revolving credit facility (the "Contingent Revolving Facility"). The Contingent Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. Our ability to initially borrow under the Contingent Credit Agreement remains subject to the satisfaction of certain customary closing conditions, including the consummation of the MSB and DataQuick acquisition and the termination of our existing credit agreement, dated as of May 23, 2011. The Contingent Credit Agreement will terminate on December 31, 2013 if these conditions have not been satisfied on or prior to such date (or on March 31, 2014 if the termination date of the MSB and DataQuick acquisition is extended).

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of September 30, 2013, the discounted balance outstanding under the note was $9.1 million.

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

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $4.5 million and $6.5 million at September 30, 2013 and December 31, 2012, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Unrealized gains of less than $0.1 million (net of less than $0.1 million in deferred taxes) and unrealized losses of $0.5 million (net of $0.3 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the three months ended September 30, 2013 and 2012, respectively. In addition, unrealized gains of $1.3 million (net of $0.8 million in deferred taxes) and unrealized losses of $1.3 million (net of $0.8 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the nine months ended September 30, 2013 and 2012, respectively.

Note 8 – Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 35.0% and 36.9% for the three months ended September 30, 2013 and 2012, respectively, and 38.7% and 40.9% for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective rate is primarily attributable to the impact of the effective state tax rate and research and development tax credits.

Income taxes included in equity in earnings of affiliates were $3.5 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively, and $14.8 million and $18.7 million for the nine months ended September 30, 2013 and 2012, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statutes of limitation for the assessment of taxes. The Company is currently under examination for tax years 2006 through 2011 by the U.S. and various state taxing authorities.

Note 9 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$49,954	$36,213	$129,038	$106,473
Loss from discontinued operations, net of tax	(1,240)	(10,157)	(3,205)	(18,142)
(Loss)/gain from sale of discontinued operations, net of tax	(5,052)	12,264	(5,052)	9,277
Net income attributable to CoreLogic	$43,662	$38,320	$120,781	$97,608
Denominator:
Weighted-average shares for basic income/(loss) per share	94,773	101,650	95,802	104,713
Dilutive effect of stock options and restricted stock units	2,020	1,463	1,870	973
Weighted-average shares for diluted income/(loss) per share	96,793	103,113	97,672	105,686
Income/(loss) per share
Basic:
Net income from continuing operations	$0.53	$0.36	$1.35	$1.02
Loss from discontinued operations, net of tax	(0.01)	(0.10)	(0.03)	(0.17)
(Loss)/gain from sale of discontinued operations, net of tax	(0.05)	0.12	(0.05)	0.09
Net income attributable to CoreLogic	$0.47	$0.38	$1.27	$0.94
Diluted:
Net income from continuing operations	$0.52	$0.35	$1.32	$1.01
Loss from discontinued operations, net of tax	(0.01)	(0.10)	(0.03)	(0.17)
(Loss)/gain from sale of discontinued operations, net of tax	(0.05)	0.12	(0.05)	0.09
Net income attributable to CoreLogic	$0.46	$0.37	$1.24	$0.93

For the three months ended September 30, 2013 and 2012, 0.6 million stock options and restricted stock units ("RSUs") and 1.0 million stock options, respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect. For the nine months ended September 30, 2013 and 2012, 0.8 million and 3.7 million stock options, RSUs and performance-based restricted stock units ("PBRSUs"), respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of September 30, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$135,557	$—	$135,557
Restricted cash	—	16,390	16,390
Equity securities	21,885	—	21,885
Total Financial Assets	$157,442	$16,390	$173,832

Financial Liabilities:
Total debt	—	824,099	824,099
Total Financial Liabilities	$—	$824,099	$824,099

Derivatives:
Liability for interest rate swap agreements	$—	$4,455	$4,455

The fair values of our financial instruments as of December 31, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$148,858	$—	$148,858
Restricted cash	—	22,117	22,117
Equity securities	22,168	—	22,168
Total Financial Assets	$171,026	$22,117	$193,143

Financial Liabilities:
Total debt	—	899,258	899,258
Total Financial Liabilities	$—	$899,258	$899,258

Derivatives:
Liability for interest rate swap agreements	$—	$6,486	$6,486

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of September 30, 2013 and impairment losses for the three and nine months ended September 30, 2013:

	As of September 30, 2013
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Property and equipment, net	$—	$—	$—	$—	$1,721

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of December 31, 2012 and impairment losses for the three and nine months ended September 30, 2012:

	As of December 31, 2012
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Assets of discontinued operations	$794	$—	$—	$—	$15,700
Property and equipment, net	—	—	—	8,708	13,744
Investment in affiliates, net	—	—	—	—	1,246
	$794	$—	$—	$8,708	$30,690

We recorded non-cash impairment charges of $15.7 million for the nine months ended September 30, 2012 in our assets of discontinued operations primarily due to the disposition or wind down of our discontinued operations. See Note 15 - Discontinued Operations for further discussion. In addition, we recorded non-cash impairment charges of $8.7 million for the three months ended September 30, 2012 and $1.7 million and $13.7 million for the nine months ended September 30, 2013 and 2012, respectively, in our property and equipment, net primarily related to internally developed software. Finally, we recorded non-cash impairment charges of $1.2 million for the three and nine months ended September 30, 2012 in our investment in affiliates, net due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment from the under-performance of an investment in affiliate and continued changes in regulatory environment.

Note 11 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011. The Plan permits the grant of RSUs, PBRSUs, stock options, stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so we have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the nine months ended September 30, 2013 and 2012, we awarded 703,828 and 732,820 RSUs, respectively, with an estimated grant date fair value of $18.3 million and $12.2 million, respectively. The RSU awards will vest ratably over three years.

RSU activity for the nine months ended September 30, 2013 is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2012	1,381	$17.50
RSUs granted	704	$26.02
RSUs vested	(559)	$17.36
RSUs forfeited	(87)	$19.09
Unvested RSUs outstanding at September 30, 2013	1,439	$21.63

As of September 30, 2013, there was $20.3 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2013 and 2012, we awarded 408,344 and 345,348 PBRSUs, respectively, with an estimated grant date fair value of $10.6 million and $5.5 million, respectively. These awards could be subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during the nine months ended September 30, 2013 is from January 1, 2013 to December 31, 2015 and the performance metric is adjusted earnings per share and market-based conditions. Based on satisfaction of the performance criteria, the 2013 awards will vest on December 31, 2015. The fair values of the 2013 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions.

For the Nine Months Ended
September 30, 2013

Expected dividend yield	—%
Risk-free interest rate (1)	0.41%
Expected volatility (2)	29.87%
Average total shareholder return (2)	17.87%

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

The performance period for the PBRSUs awarded during the nine months ended September 30, 2012 was from January 1, 2012 to December 31, 2012 and the performance metric was adjusted earnings per share. Based on achievement of the performance criteria, the 2012 awards were earned at 150% of target and will vest subject to continuation of employment until December 31, 2014. The fair value of the 2012 awards was based on the market value of the Company's common stock on the date of grant.

PBRSU activity for the nine months ended September 30, 2013, is as follows:

	Number of	Weighted Average Grant-Date
(in thousands, except weighted average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2012	1,151	$17.21
PBRSUs granted	408	$25.97
PBRSUs vested	(156)	$18.18
PBRSUs forfeited	(138)	$18.26
Unvested PBRSUs outstanding at September 30, 2013	1,265	$18.51

As of September 30, 2013, there was $14.1 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

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

	For the Nine Months Ended
	September 30,
	2013	2012
Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.90%	1.00%
Expected volatility (2)	41.65%	42.81%
Expected life (3)	5.5	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data at the time of the grant.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data at the time of grant.

For the nine months ended September 30, 2013 and 2012, we awarded 435,367 and 581,265 options, respectively, with an estimated fair value of $11.3 million and $9.3 million, respectively. Option activity for the nine months ended September 30, 2013 is as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,765	$20.18
Options granted	435	$25.97
Options exercised	(473)	$20.73
Options canceled	(233)	$19.07
Options outstanding at September 30, 2013	3,494	$20.90	5.2	$21,524
Options vested and expected to vest at September 30, 2013	3,422	$20.88	5.1	$21,129
Options exercisable at September 30, 2013	2,382	$21.26	3.8	$13,808

As of September 30, 2013, there was $5.6 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.9 years.

The intrinsic value of options exercised was $3.2 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter. Our employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. We recognized an expense for the amount equal to the discount during the last offering period.

The following table sets forth the stock-based compensation expense recognized for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
RSUs	$2,606	$2,108	$9,908	$6,896
PBRSUs	280	4,033	7,468	6,557
Stock options	857	1,039	2,985	2,758
Employee stock purchase plan	134	—	449	—
	$3,877	$7,180	$20,810	$16,211

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

FCRA Class Action

On June 30, 2011, a purported class action was filed in the United States District Court for the Northern District of Illinois against our subsidiary Teletrack, Inc. ("Teletrack"). The complaint alleges that Teletrack has been furnishing consumer reports to third parties who did not have a permissible purpose to obtain them in violation of the Fair Credit Reporting Act, 15 U.S.C. §1681 et seq., and seeks to recover actual, punitive and statutory damages, as well as attorney's fees, litigation expenses and costs of suit. On September 20, 2011, Teletrack filed a motion to dismiss the complaint on grounds that the plaintiffs lacked standing. That motion was denied on March 7, 2012. Teletrack denied the allegations and has been defending against this claim vigorously. On March 27, 2013, the parties reached a settlement in principle that would dismiss all claims. On May 8, 2013, a formal settlement agreement was concluded and on May 17, 2013 all claims were dismissed, with the dismissal of the individual plaintiffs' claims being with prejudice.

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) in June 2010 (the “Separation”), we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At September 30, 2013, no reserves were considered necessary.

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

Note 13 – Acquisitions

In September 2013, we acquired an additional 10% interest in PIQ for NZD$3.3 million or $2.6 million, resulting in a 60% controlling interest. We previously held a noncontrolling interest in the entity and as a result of the purchase of the controlling interest, we recognized a gain of approximately $6.6 million, to reflect our existing ownership interest at fair value, which is included in gain/(loss) on investments and other, net in the accompanying condensed consolidated statements of income. PIQ is included as a component of the data and analytics segment. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. The allocation of purchase price to property and equipment, intangible assets and goodwill is subject to change based in our final determination of fair value. We recorded preliminary property and equipment of $5.1 million with an estimated average life of 10 years, preliminary intangible assets of $10.0 million with an average life of 15 years and preliminary goodwill of $15.5 million. The business combination did not have a material impact on our consolidated financial statements.

In July 2013, we completed our acquisition of Bank of America's flood zone determination and tax processing services operations for $62.5 million which is included as a component of the mortgage origination services segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $31.1 million of customer lists with an estimated average life of 10 years, indefinite life capitalized data and database costs of $2.5 million and goodwill of $28.9 million. The business combination did not have a material impact on our consolidated financial statements.

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

In February 2013, we completed our acquisition of RESDirect for $4.0 million from RELS. See Note 2 - Investments in Affiliates, net. RESDirect is included as a component of the mortgage origination services segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $1.5 million of customer lists with an estimated average life of 3 years. The business combination did not have a material impact on our consolidated financial statements.

Note 14 – Redeemable Noncontrolling Interest

Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of our condensed consolidated balance sheet between liabilities and stockholders’ equity. Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustments to the redemption value impacts retained earnings.

In September 2013, we acquired an additional 10% interest in PIQ for NZD$3.3 million, or $2.6 million, resulting in a 60% controlling interest. In connection with the acquisition, the seller has the right to sell their remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2013, we recognized less than $0.1 million of net income in connection with the redeemable noncontrolling interest.

Note 15 – Discontinued Operations

For the three and nine months ended September 30, 2013, we recorded a $5.1 million loss in the sale of discontinued operations, net related primarily with an estimated settlement of tax contingencies.

In September 2012, we completed the wind down of our 100% owned consumer services business. As of August 31, 2012, we completed the disposition of American Driving Records within our transportation services business. In the first quarter of 2012, we recorded a pre-tax write-down of the remaining goodwill of $13.9 million in our 100% owned appraisal management company based on valuation indicators from the disposal process. For the nine months ended September 30, 2012, we recorded a gain of $9.3 million on sale of discontinued operations, net.

Summarized below are certain assets and liabilities classified as discontinued operations as of September 30, 2013 and December 31, 2012:

(in thousands)	Data and Analytics		Mortgage Origination Services	Asset Management and Processing
As of September 30, 2013	Marketing	Consumer	Appraisal	Transportation	Total
Total assets	$204	$251	$336	$—	$791

Total liabilities	$1,170	$88	$2,927	$(37)	$4,148

As of December 31, 2012
Total assets	$204	$251	$337	$2	$794

Total liabilities	$776	$691	$1,920	$(35)	$3,352

Summarized below are the components of our income/(loss) from discontinued operations for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Data and Analytics		Mortgage Origination Services	Asset Management and Processing
For the three months ended September 30, 2013	Marketing	Consumer	Appraisal	Transportation	Total
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(812)	—	(1,195)	—	(2,007)
Income tax benefit	(311)	—	(456)	—	(767)
Loss from discontinued operations, net of tax	$(501)	$—	$(739)	$—	$(1,240)

For the three months ended September 30, 2012
Operating revenue	$—	$8,410	$6,938	$11,643	$26,991
Income/(loss) from discontinued operations before income taxes	(66)	(348)	(7,121)	24	(7,511)
Income tax expense/(benefit)	3,972	(122)	(1,199)	(5)	2,646
Income/(loss) from discontinued operations, net of tax	$(4,038)	$(226)	$(5,922)	$29	$(10,157)

	Data and Analytics		Mortgage Origination Services	Asset Management and Processing
For the nine months ended September 30, 2013	Marketing	Consumer	Appraisal	Transportation	Total
Operating revenue	$—	$—	$—	$—	$—
(Loss)/income from discontinued operations before income taxes	(1,429)	196	(3,957)	—	(5,190)
Income tax (benefit)/expense	(547)	75	(1,513)	—	(1,985)
(Loss)/income from discontinued operations, net of tax	$(882)	$121	$(2,444)	$—	$(3,205)

For the nine months ended September 30, 2012
Operating revenue	$—	$55,773	$25,137	$46,435	$127,345
Income/(loss) from discontinued operations before income taxes	111	5,177	(23,675)	(1,707)	(20,094)
Income tax expense/(benefit)	4,041	2,030	(6,243)	(1,780)	(1,952)
Income/(loss) from discontinued operations, net of tax	$(3,930)	$3,147	$(17,432)	$73	$(18,142)

Note 16 – Transactions with FAFC

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

In addition, we entered into various transition services agreements with FAFC effective June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements were short-term in nature. For the three and nine months ended September 30, 2012, the net amount of $1.6 million and $4.9 million, respectively, was recognized as a reduction of other operating expenses in connection with the transition services agreements (reflecting services provided by us to FAFC and from FAFC to us).

FAFC owns two office buildings that were leased to us under the terms of certain lease agreements that expired in December 2012. Rental expense associated with these properties totaled $1.1 million and $3.3 million for the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, we entered into commercial transactions with affiliates of FAFC. The revenue associated with these transactions, which primarily related to sales of data and other settlement services totaled $6.8 million and $14.3 million for the three and nine months ended September 30, 2012, respectively. The expenses related to these transactions, which primarily related to purchase of data and other settlement services, totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

Note 17 – Segment Information

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

Our data and analytics segment includes intercompany revenues of $2.7 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $11.2 million and $8.5 million for the nine months ended September 30, 2013 and 2012, respectively. The segment also includes intercompany expenses of $3.9 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $6.0 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Mortgage Origination Services. Our mortgage origination services segment provides property tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions and mortgage-related business process outsourcing. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, and government agencies.

Our mortgage origination services segment includes intercompany revenues of $1.7 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $4.6 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. The segment also includes intercompany expenses of $2.6 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $9.5 million and $7.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Our asset management and processing solutions segment includes intercompany revenues of $2.0 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $4.2 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. The segment also includes intercompany expenses that were not considered significant for the three and nine months ended September 30, 2013 and 2012.

Corporate consists primarily of investment gains and losses, corporate personnel and other expenses associated with our corporate functions and facilities, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external customers for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the three months ended September 30, 2013	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
Data and analytics	$159,271	$19,034	$28,833	$456	$36,094	$14,338
Mortgage origination services	184,313	7,294	45,334	8,786	55,234	5,734
Asset management and processing solutions	68,343	575	13,877	—	13,877	34
Corporate	148	2,792	(16,028)	(3,526)	(55,206)	7,048
Eliminations	(6,533)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$405,542	$29,695	$72,016	$5,716	$49,999	$27,154

For the three months ended September 30, 2012
Data and analytics	$154,715	$17,729	$29,325	$489	$31,287	$14,114
Mortgage origination services	169,357	6,377	49,970	12,851	62,736	3,679
Asset management and processing solutions	89,364	799	16,722	—	16,792	1,219
Corporate	146	8,132	(34,635)	(5,174)	(74,652)	3,459
Eliminations	(3,822)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$409,760	$33,037	$61,382	$8,166	$36,163	$22,471

For the nine months ended September 30, 2013
Data and analytics	$489,311	$57,762	$84,384	$1,639	$93,118	$41,298
Mortgage origination services	545,196	21,208	145,023	36,648	182,519	13,552
Asset management and processing solutions	215,199	1,918	37,329	—	38,839	289
Corporate	493	18,445	(71,059)	(14,439)	(185,419)	25,612
Eliminations	(20,516)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,229,683	$99,333	$195,677	$23,848	$129,057	$80,751

For the nine months ended September 30, 2012
Data and analytics	$453,666	$54,150	$85,597	$1,704	$88,062	$42,027
Mortgage origination services	459,170	20,419	119,093	46,239	164,872	12,533
Asset management and processing solutions	257,995	3,406	46,931	—	47,145	3,103
Corporate	488	15,594	(77,585)	(18,562)	(193,950)	5,144
Eliminations	(14,097)	(135)	135	—	135	—
Consolidated (excluding discontinued operations)	$1,157,222	$93,434	$174,171	$29,381	$106,264	$62,807

(in thousands)	As of	As of
Assets	September 30, 2013	December 31, 2012
Data and analytics	$1,348,608	$1,375,775
Mortgage origination services	1,155,484	1,000,382
Asset management and processing solutions	192,161	211,515
Corporate	4,464,807	4,344,263
Eliminations	(4,077,153)	(3,902,902)
Consolidated (excluding discontinued operations)	$3,083,907	$3,029,033

Note 18 - Guarantor Subsidiaries

As discussed in Note 7 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary”; and 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied.

The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects the separate accounts of CoreLogic, Inc. (the "Parent"), the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$106,441	$—	$29,116	$—	$135,557
Other current assets	45,699	375,732	29,276	(5,432)	445,275
Property and equipment, net	18,637	142,103	33,235	—	193,975
Goodwill	—	1,365,535	169,431	—	1,534,966
Other identifiable intangible assets, net	362	139,331	44,286	—	183,979
Capitalized data and database cost, net	—	248,084	79,759	—	327,843
Investments in affiliates	—	96,764	—	—	96,764
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	14,622	305	1,463	—	16,390
Investment in subsidiaries	1,997,539	—	—	(1,997,539)	—
Intercompany receivable	60,134	239,118	9,170	(308,422)	—
Other assets	105,944	42,027	1,978	—	149,949
Total assets	$2,408,901	$2,648,999	$397,714	$(2,370,916)	$3,084,698

Liabilities and equity:
Current liabilities	$106,438	$385,271	$34,702	$(5,432)	$520,979
Long-term debt, net	778,270	5,010	—	—	783,280
Deferred revenue, net of current	—	376,255	—	—	376,255
Deferred income taxes, long term	—	123,618	19,833	(59,523)	83,928
Intercompany payable	248,288	—	60,134	(308,422)	—
Other liabilities	124,936	29,862	3,502	—	158,300
Redeemable noncontrolling interest	—	—	10,987	—	10,987
Total CoreLogic stockholders' equity	1,150,969	1,728,983	268,556	(1,997,539)	1,150,969
Total liabilities and equity	$2,408,901	$2,648,999	$397,714	$(2,370,916)	$3,084,698

	Condensed Balance Sheet
	As of December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$111,305	$1,812	$35,741	$—	$148,858
Other current assets	59,977	364,178	17,352	(441)	441,066
Property and equipment, net	14,921	139,831	31,865	—	186,617
Goodwill	—	1,323,700	180,532	—	1,504,232
Other identifiable intangible assets, net	—	123,011	48,573	—	171,584
Capitalized data and database cost, net	—	238,598	83,691	—	322,289
Investments in affiliates	—	88,647	5,580	—	94,227
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	18,299	305	3,513	—	22,117
Investment in subsidiaries	1,853,561	—	—	(1,853,561)	—
Intercompany receivable	65,885	125,587	—	(191,472)	—
Other assets	107,976	28,420	2,441	—	138,837
Total assets	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

Liabilities and equity:
Current liabilities	$82,668	$406,890	$27,974	$(441)	$517,091
Long-term debt, net	783,470	8,854	—	—	792,324
Deferred revenue, net of current	—	309,418	—	—	309,418
Deferred income taxes, long term	—	111,051	19,833	(59,523)	71,361
Intercompany payable	125,587	—	65,885	(191,472)	—
Other liabilities	130,421	33,011	5,255	—	168,687
Total CoreLogic stockholders' equity	1,169,301	1,564,865	288,696	(1,853,561)	1,169,301
Noncontrolling interests	—	—	1,645	—	1,645
Total liabilities and equity	$2,291,447	$2,434,089	$409,288	$(2,104,997)	$3,029,827

	Condensed Statement of Operations
	For the three months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$380,220	$25,322	$—	$405,542
Intercompany revenues	—	—	148	(148)	—
Cost of services (exclusive of depreciation and amortization below)	—	205,776	8,161	(148)	213,789
Selling, general and administrative expenses	11,997	68,661	9,384	—	90,042
Depreciation and amortization	962	23,011	5,722	—	29,695
Operating (loss)/income	(12,959)	82,772	2,203	—	72,016
Total interest (expense)/income, net	(11,547)	(126)	161	—	(11,512)
(Loss)/gain on investments and other, net	(260)	1,250	6,637	—	7,627
(Benefit)/provision for income taxes	(10,640)	31,076	3,412	—	23,848
Equity in earnings of affiliates, net of tax	—	5,479	237	—	5,716
Equity in earnings of subsidiary, net of tax	57,788	—	—	(57,788)	—
Net income/(loss) from continuing operations, net of tax	43,662	58,299	5,826	(57,788)	49,999
Loss from discontinued operations, net of tax	—	(1,240)	—	—	(1,240)
(Loss)/gain from sale of discontinued operations, net of tax	—	(6,558)	1,506	—	(5,052)
Net income	43,662	50,501	7,332	(57,788)	43,707
Less: Net income attributable to noncontrolling interest	—	—	45	—	45
Net income/(loss) attributable to CoreLogic	$43,662	$50,501	$7,287	$(57,788)	$43,662

Net income	$43,662	$50,501	$7,332	$(57,788)	$43,707
Total other comprehensive income	7,345	—	7,644	(7,644)	7,345
Less: Comprehensive loss attributable to noncontrolling interests	$—	$—	$45	$—	$45
Comprehensive income attributable to CoreLogic	$51,007	$50,501	$14,931	$(65,432)	$51,007

	Condensed Statement of Operations
	For the three months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$386,180	$23,580	$—	$409,760
Intercompany revenues	—	—	146	(146)	—
Cost of services (exclusive of depreciation and amortization below)	—	203,280	9,874	(146)	213,008
Selling, general and administrative expenses	17,459	77,053	7,821	—	102,333
Depreciation and amortization	610	26,755	5,672	—	33,037
Operating (loss)/income	(18,069)	79,092	359	—	61,382
Total interest expense, net	(12,035)	(28)	(662)	—	(12,725)
Gain/(loss) on investment and other, net	1,111	(5,598)	233	—	(4,254)
(Benefit)/provision for income taxes	(10,228)	24,898	1,736	—	16,406
Equity in earnings of affiliates, net of tax	—	7,919	247	—	8,166
Equity in earnings of subsidiary, net of tax	57,085	—	—	(57,085)	—
Net income/(loss) from continuing operations, net of tax	38,320	56,487	(1,559)	(57,085)	36,163
Loss from discontinued operations, net of tax	—	(10,157)	—	—	(10,157)
Gain from sale of discontinued operations, net of tax	—	11,678	586	—	12,264
Net income/(loss)	38,320	58,008	(973)	(57,085)	38,270
Less: Net loss attributable to noncontrolling interest	—	—	(50)	—	(50)
Net income/(loss) attributable to CoreLogic	$38,320	$58,008	$(923)	$(57,085)	$38,320

Net income/(loss)	$38,320	$58,008	$(973)	$(57,085)	$38,270
Total other comprehensive income	4,264	—	5,163	(5,163)	4,264
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(50)	—	(50)
Comprehensive income attributable to CoreLogic	$42,584	$58,008	$4,240	$(62,248)	$42,584

	Condensed Statement of Operations
	For the nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,157,347	$72,336	$—	$1,229,683
Intercompany revenues	—	—	493	(493)	—
Cost of services (exclusive of depreciation and amortization below)	—	624,866	26,777	(493)	651,150
Selling, general and administrative expenses	49,450	207,979	26,094	—	283,523
Depreciation and amortization	2,655	79,215	17,463	—	99,333
Operating (loss)/income	(52,105)	245,287	2,495	—	195,677
Total interest (expense)/income, net	(34,993)	(336)	459	—	(34,870)
Gain on investments and other, net	1,474	2,714	6,637	—	10,825
(Benefit)/provision for income taxes	(30,392)	93,185	3,630	—	66,423
Equity in earnings of affiliates, net of tax	—	23,053	795	—	23,848
Equity in earnings of subsidiary, net of tax	176,013	—	—	(176,013)	—
Net income from continuing operations, net of tax	120,781	177,533	6,756	(176,013)	129,057
Loss from discontinued operations, net of tax	—	(3,205)	—	—	(3,205)
(Loss)/gain from sale of discontinued operations, net of tax	—	(6,558)	1,506	—	(5,052)
Net income	120,781	167,770	8,262	(176,013)	120,800
Less: Net loss attributable to noncontrolling interest	—	—	19	—	19
Net income attributable to CoreLogic	$120,781	$167,770	$8,243	$(176,013)	$120,781

Net income	$120,781	$167,770	$8,262	$(176,013)	$120,800
Total other comprehensive loss	(31,127)	—	(32,289)	32,289	(31,127)
Less: Comprehensive income attributable to noncontrolling interests	—	—	19	—	19
Comprehensive income/(loss) attributable to CoreLogic	$89,654	$167,770	$(24,046)	$(143,724)	$89,654

	Condensed Statement of Operations
	For the nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,089,324	$67,898	$—	$1,157,222
Intercompany revenues	—	—	488	(488)	—
Cost of services (exclusive of depreciation and amortization below)	—	588,743	28,142	(488)	616,397
Selling, general and administrative expenses	48,628	199,184	25,408	—	273,220
Depreciation and amortization	2,137	73,582	17,715	—	93,434
Operating (loss)/income	(50,765)	227,815	(2,879)	—	174,171
Total interest (expense)/income, net	(38,034)	159	(2,326)	—	(40,201)
Gain/(loss) on investments and other, net	2,456	(7,144)	823	—	(3,865)
(Benefit)/provision for income taxes	(31,698)	81,263	3,657	—	53,222
Equity in earnings of affiliates, net of tax	—	28,490	891	—	29,381
Equity in earnings of subsidiary, net of tax	152,253	—	—	(152,253)	—
Net income/(loss) from continuing operations, net of tax	97,608	168,057	(7,148)	(152,253)	106,264
Loss from discontinued operations, net of tax	—	(18,142)	—	—	(18,142)
Gain on sale of discontinued operations, net of tax	—	8,691	586	—	9,277
Net income/(loss)	97,608	158,606	(6,562)	(152,253)	97,399
Less: Net loss attributable to noncontrolling interest	—	—	(209)	—	(209)
Net income/(loss) attributable to CoreLogic	$97,608	$158,606	$(6,353)	$(152,253)	$97,608

Net income/(loss)	$97,608	$158,606	$(6,562)	$(152,253)	$97,399
Total other comprehensive income	5,637	—	6,178	(6,178)	5,637
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(209)	—	(209)
Comprehensive income/(loss) attributable to CoreLogic	$103,245	$158,606	$(175)	$(158,431)	$103,245

	Condensed Statement of Cash Flows
	For the nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$234	$250,562	$14,320	$—	$265,116
Net cash used in operating activities - discontinued operations	—	(4,560)	2,152	—	(2,408)
Total cash (used in)/provided by operating activities	$234	$246,002	$16,472	$—	$262,708
Cash flow from investing activities:
Purchases of property and equipment	(6,333)	(39,903)	(5,720)	—	(51,956)
Purchases of capitalized data and other intangible assets	(362)	(24,725)	(3,708)	—	(28,795)
Cash paid for acquisitions, net of cash acquired	—	(71,446)	542	—	(70,904)
Purchases of investments	—	(2,351)	—	—	(2,351)
Proceeds from sale of subsidiary and other increases in noncontrolling interest, net	—	800	—	—	800
Change in restricted cash	3,678	—	2,050	—	5,728
Net cash used in investing activities - continuing operations	(3,017)	(137,625)	(6,836)	—	(147,478)
Net cash provided by investing activities - discontinued operations	—	2,152	—	—	2,152
Total cash used in investing activities	$(3,017)	$(135,473)	$(6,836)	$—	$(145,326)
Cash flow from financing activities:
Proceeds from long-term debt	—	1,075	—	—	1,075
Repayments of long-term debt	(4,375)	(141)	—	—	(4,516)
Share repurchased and retired	(133,565)	—	—	—	(133,565)
Proceeds from issuance of stock related to stock options and employee benefit plans	11,662	—	—	—	11,662
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,893)	—	—	—	(6,893)
Excess tax benefit related to stock options	2,895	—	—	—	2,895
Intercompany payments	—	(113,531)	(14,920)	128,451	—
Intercompany proceeds	128,451	—	—	(128,451)	—
Net cash used in by financing activities - continuing operations	(1,825)	(112,597)	(14,920)	—	(129,342)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash used in by financing activities	$(1,825)	$(112,597)	$(14,920)	$—	$(129,342)
Effect of exchange rate on cash	—	—	(1,341)	—	(1,341)
Net (decrease)/increase in cash and cash equivalents	(4,608)	(2,068)	(6,625)	—	(13,301)

Cash and cash equivalents at beginning of period	111,305	1,812	35,741	—	148,858
Less: Change in cash and cash equivalents - discontinued operations	—	(2,408)	2,152	—	(256)
Plus: Cash swept to discontinued operations	(256)	(2,152)	2,152	—	(256)
Cash and cash equivalents at end of period	$106,441	$—	$29,116	$—	$135,557

	Condensed Statement of Cash Flows
	For the nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(15,160)	$266,105	$7,844	$—	$258,789
Net cash provided by operating activities - discontinued operations	—	9,684	—	—	9,684
Total cash (used in)/provided by operating activities	$(15,160)	$275,789	$7,844	$—	$268,473
Cash flow from investing activities:
Purchases of property and equipment	(1,407)	(27,942)	(9,404)	—	(38,753)
Purchases of capitalized data and other intangible assets	—	(21,537)	(2,517)	—	(24,054)
Cash paid for acquisitions, net of cash acquired	—	111	—	—	111
Cash received from sale of discontinued operations	—	10,000	—	—	10,000
Proceeds from sale of property and equipment	—	1,852	—	—	1,852
Proceeds from sale of investments	—	8,000	—	—	8,000
Change in restricted cash	—	(184)	306	—	122
Net cash used in investing activities - continuing operations	(1,407)	(29,700)	(11,615)	—	(42,722)
Net cash used in by investing activities - discontinued operations	—	(2,350)	838	—	(1,512)
Total cash used in investing activities	$(1,407)	$(32,050)	$(10,777)	$—	$(44,234)
Cash flow from financing activities:
Repayments of long-term debt	(103,018)	(11,251)	(96)	—	(114,365)
Share repurchased and retired	(226,629)	—	—	—	(226,629)
Proceeds from issuance of stock related to stock options and employee benefit plans	9,624	—	—	—	9,624
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,015)	—	—	—	(3,015)
Distribution to noncontrolling interests	—	—	(10)	—	(10)
Cash dividends	—	—	—	—	—
Excess tax benefit related to stock options	643	—	—	—	643
Intercompany payments	(6,949)	(233,946)	—	240,895	—

Intercompany proceeds	233,946	—	6,949	(240,895)	—
Net cash (used in)/provided by financing activities - continuing operations	(95,398)	(245,197)	6,843	—	(333,752)
Net cash provided by financing activities - discontinued operations	—	3	—	—	3
Total cash (used in)/provided by financing activities	$(95,398)	$(245,194)	$6,843	$—	$(333,749)
Net (decrease)/increase in cash and cash equivalents	(111,965)	(1,455)	3,910	—	(109,510)
Cash and cash equivalents at beginning of period	229,871	9,106	20,289	—	259,266
Less: Change in cash and cash equivalents - discontinued operations	—	7,337	838	—	8,175
Plus: Cash swept to discontinued operations	$12,133	$—	$838	$—	$12,971
Cash and cash equivalents at end of period	$130,039	$314	$24,199	$—	$154,552

Revisions to Condensed Consolidating Financial Information

The condensed consolidated statement of cash flows for the nine months ended September 30, 2012 have been revised to gross up intercompany revenues and expenses and to move balances related to non-controlling interests from the Parent to the non-guarantor subsidiaries. We assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC SAB No. 99, and concluded that the errors were not material to the consolidated financial statements. The impact of these revisions to the condensed consolidating financial information for 2012 are as follows:

	Increase/(Decrease)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total

Condensed Statement of Operations
For the three months ended September 30, 2012
Operating revenue, net	$—	$148	$—	$(148)	$—
Total operating expenses	$—	$148	$—	$(148)	$—
Less: Net income/(loss) attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income attributable to CoreLogic	$—	$(586)	$586	$—	$—
Comprehensive income/(loss) attributable to CoreLogic	$—	$(586)	$586	$—	$—

For the nine months ended September 30, 2012
Operating revenue, net	$—	$488	$—	$(488)	$—
Total operating expenses	$—	$488	$—	$(488)	$—
Less: Net income/(loss) attributable to noncontrolling interests	$—	$—	$—	$—	$—
Net income attributable to CoreLogic	$—	$(586)	$586	$—	$—
Comprehensive income/(loss) attributable to CoreLogic	$—	$(586)	$586	$—	$—

Condensed Statement of Cash Flows
For the nine months ended September 30, 2012
Net cash provided by/(used in) operating activities - continuing operations	$—	$2,367	$(2,367)	$—	$—
Net cash (used in)/provided by investing activities - continuing operations	$—	$—	$—	$—	$—
Net cash (used in)/provided by financing activities - continuing operations	$838	$(2,367)	$1,529	$—	$—

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

•	compromises in the security of our data transmissions, including the transmission of confidential information, or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally, together with our customer concentration and the impact of these factors thereon;

•	our ability to protect proprietary technology rights;

•	our growth strategies and cost reduction plans and our ability to effectively and efficiently implement them;

•	risks related to the outsourcing of services and our international operations;

•	our indebtedness and the restrictions in our various debt agreements;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof; and

•	impairments in our goodwill or other intangible assets.

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

Recent Developments

On June 30, 2013, we entered into an agreement to acquire Marshall & Swift/Boeckh ("MSB"), a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit and flood services operations of DataQuick Lender Solutions from the Decision Insight Information Group (together known as "DataQuick") for total consideration of $661.0 million, subject to certain closing adjustments. The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"). We expect that the acquisition of MSB and DataQuick will significantly expand our footprint in property and casualty insurance and add additional scale to our existing property data and analytics business. The operations of MSB and DataQuick's data licensing and analytics units will be reported within our data and analytics segment. DataQuick's flood zone determination and credit servicing operations will be integrated into our mortgage origination services segment. In September 2013, we entered into a contingent senior secured credit facility in connection with the expected close of the MSB and DataQuick transaction - see Liquidity and Capital Resources for further discussion. Also in September 2013, we received a request for additional information and documentary material (the “second request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC's review of the transaction. The second request extends the waiting period imposed by HSR until 30 days after we and the sellers have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.

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

Mortgage Origination Services

Our mortgage origination services segment provides property tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions and mortgage-related business process outsourcing. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, and government agencies.

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

Approximately 49.7% of our operating revenues for the three months ended September 30, 2013 were generated from the ten largest United States mortgage originators. Given that many of our origination-related products and services are provided early in the origination cycle, application volumes are a leading indicator of demand for these products and services. We believe total mortgage originations decreased approximately 30.0% in the third quarter of 2013 relative to the same period of 2012. The Mortgage Bankers' Association estimates that mortgage applications decreased over 40% in the third quarter of 2013 relative to the same period of 2012. During 2012 and the first half of 2013, the level of mortgage originations, particularly refinancing transactions, was relatively high due to historically low long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of federal government programs targeting mortgage loan refinancing and modification activity. However, based on increases in interest rates which began in the middle of 2013, the level of refinancing transactions in the third quarter of 2013 declined sharply relative to levels in 2012 and the first half of 2013, and we expect similar levels in the near term.

Based on our internal estimates, the level of loans seriously delinquent (loans delinquent 90 days or more) or in foreclosure decreased approximately 24.0% in the quarter ended September 30, 2013 relative to the same period of 2012. Additionally, based on our internal analysis and market estimates, we believe the inventory of seriously delinquent mortgage loans and loans in foreclosure will continue to decline in the near term. Furthermore, in recent quarters large banks have sold an increased volume of legacy mortgage servicing rights for higher-risk and higher-delinquency loans. New rules will require banks to hold higher levels of capital for mortgage servicing rights. Buyers of these mortgage servicing rights have typically included non-bank specialty servicing firms that are not subject to the same rules as banks. Our asset management and processing solutions segment is subject to higher levels of customer concentration and the loss of a significant customer could adversely impact segment performance.

Despite challenging market conditions, we continue to execute against our business plan with a focus on our core lines of business, driving future growth strategies, improving cost productivity, and returning capital to our shareholders.

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

In July 2012, as part of our on-going cost efficiency programs we announced the launch of our technology transformation initiative (“TTI”) with Dell Services. The objective of the TTI is to convert our existing technology infrastructure to a new platform which is expected to provide new functionality, increased performance and a reduction in application management and development costs. Beginning in 2015, we expect net operating expense reductions up to $40.0 million per year compared to 2012 cost levels. For the three and nine months ended September 30, 2013, expenses related to the initiative were $2.8 million and $16.6 million, respectively, of which $8.7 million, for the nine months ended September 30, 2013, were non-cash charges. Further, we capitalized $4.0 million and $13.7 million of expenditures for the three and nine months ended September 30, 2013, respectively, related to the TTI.

On a consolidated basis, our operating revenues decreased 1.0% and increased 6.3% for the three and nine months ended September 30, 2013, respectively, when compared to the same period of the prior year. Data and analytics segment operating revenues increased 2.9% and 7.9% for the three and nine months ended September 30, 2013, respectively, when compared to the same period of the prior year, due to the impact of acquisition activity and higher advisory services revenue during the first half of 2013. Mortgage origination services segment operating revenues increased 8.8% and 18.7% for the three and nine months ended September 30, 2013, respectively, when compared to the same period of the previous year, due to the impact of acquisition activity, market share gains and higher mortgage origination volumes during the first half of 2013. Asset management and processing solutions segment operating revenues decreased 23.5% and 16.6% for the three and nine months ended September 30, 2013, respectively, when compared to the same period of the previous year, due primarily to lower market volumes in field services and default-related services.

Our total operating expense decreased 4.3% and increased 5.2% for the three and nine months ended September 30, 2013, respectively, when compared to the same period of the prior year. For the three months ended September 30, 2013, the decrease is primarily due to lower selling, general and administrative compensation expense. For the nine months ended September 30, 2013, the increase is primarily due to higher cost of services from increased volumes and higher selling, general and administrative expenses due to TTI-related expenses, transaction costs and lower favorable legal settlements of patent and other intellectual property rights recorded in 2013 compared to 2012.

Total interest expense, net, decreased 9.5% and 13.3% for the three and nine months ended September 30, 2013, respectively, when compared to the same period of the prior year, due to lower average outstanding debt balances.

Gain on investments and other income, net increased 279.3% and 380.1% for the three and nine months ended September 30, 2013, respectively, when compared to the same period of the prior year. The increase in gains is due to the acquisition of a controlling interest in an investment that was previously accounted for as an investment in an affiliate. As a result of the purchase price paid, we recognized a gain of approximately $6.6 million.

Net income increased $5.3 million, or 13.9%, for the three months ended September 30, 2013, when compared to the same period of the prior year, primarily due to higher net income from continuing operations of $13.8 million and lower losses from discontinued operations of $8.9 million, partially offset by higher loss from sale of discontinued operations of $17.3 million and higher noncontrolling interests of $0.1 million. Net income increased $23.2 million, or 23.7%, for the nine months ended September 30, 2013, when compared to the same period of the prior year, primarily due to higher net income from continuing operations of $22.8 million and lower losses from discontinued operations of $14.9 million, partially offset by higher loss from sale of discontinued operations of $14.3 million and higher noncontrolling interests of $0.2 million.

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

Data and Analytics

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012	$ Change	% Change
Operating revenues	$159,271	$154,715	$4,556	2.9%	$489,311	$453,666	$35,645	7.9%
Cost of services (exclusive of depreciation and amortization below)	74,335	70,461	3,874	5.5%	229,407	205,538	23,869	11.6%
Selling, general and administrative expenses	37,069	37,200	(131)	(0.4)%	117,758	108,381	9,377	8.7%
Depreciation and amortization	19,034	17,729	1,305	7.4%	57,762	54,150	3,612	6.7%
Total operating expenses	130,438	125,390	5,048	4.0%	404,927	368,069	36,858	10.0%
Operating income	28,833	29,325	(492)	(1.7)%	84,384	85,597	(1,213)	(1.4)%
Total interest income/(expense), net	168	(674)	842	(124.9)%	458	(1,676)	2,134	(127.3)%
Gain on investments and other, net	6,637	2,147	4,490	209.1%	6,637	2,437	4,200	172.3%
Income from continuing operations before income taxes	35,638	30,798	4,840	15.7%	91,479	86,358	5,121	5.9%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	35,638	30,798	4,840	15.7%	91,479	86,358	5,121	5.9%
Equity in earnings of affiliates	456	489	(33)	(6.7)%	1,639	1,704	(65)	(3.8)%
Income from continuing operations	$36,094	$31,287	$4,807	15.4%	$93,118	$88,062	$5,056	5.7%

Operating Revenues

Data and analytics segment operating revenues were $159.3 million and $489.3 million for the three and nine months ended September 30, 2013, respectively, an increase of $4.6 million, or 2.9%, and an increase of $35.6 million, or 7.9%, when compared to the respective period of the prior year. Acquisition activity accounted for $7.2 million and $18.3 million of the increase for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2013, excluding acquisition activity, the decrease of $2.6 million was due to lower analytics revenues of $4.2 million, unfavorable foreign exchange impact of $2.6 million, and a decline in property data sales of $1.2 million, partially offset by higher advisory services revenue of $2.7 million and higher other revenue of $2.7 million. For the nine months ended September 30, 2013 excluding acquisition activity, the increase of $17.3 million was due to growth in advisory services revenue of $15.9 million and other revenues of $1.4 million.

Cost of Services

Data and analytics segment cost of services were $74.3 million and $229.4 million for the three and nine months ended September 30, 2013, respectively, an increase of $3.9 million, or 5.5%, and an increase of $23.9 million, or 11.6%, when compared to the respective period of the prior year. Acquisition activity contributed $2.3 million and $5.7 million of the increase for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, excluding acquisition activity, the increase of $1.6 million and $18.2 million, respectively, was primarily due to a shift in revenue mix associated with higher advisory services revenue.

Selling, General and Administrative Expense

Data and analytics segment selling, general and administrative expenses were $37.1 million and $117.8 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.1 million, or 0.4%, and an increase of $9.4 million, or 8.7%, when compared to the respective period of the prior year. Acquisition activity accounted for a $1.9 million and $3.9 million increase for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2013, excluding acquisition activity, the decrease of $2.0 million was due to lower provision for doubtful accounts of $2.3 million due to improved collection activity, partially offset by higher other expense of $0.3 million. For the nine months ended September 30, 2013, excluding acquisition activity, the increase of $5.5 million was due to higher allocations of net corporate shared services costs of $8.3 million, a lower favorable legal settlement of patent and other intellectual property rights of $7.0 million recorded in the second quarter of 2012, higher facility costs of $1.6 million and higher other expense of $0.1 million, partially offset by lower compensation expenses of $4.4 million, lower software expense and other of $4.4 million and lower provision for doubtful accounts of $2.7 million. We allocate expenses from corporate, to our business segments for various shared service costs such as human resources, legal, accounting and finance, product development and technology infrastructure costs.

Depreciation and Amortization

Data and analytics segment depreciation and amortization expense was $19.0 million and $57.8 million for the three and nine months ended September 30, 2013, respectively, an increase of $1.3 million, or 7.4%, and an increase of $3.6 million, or 6.7%, when compared to the respective period of the prior year. Acquisition activity accounted for $1.2 million and $3.3 million of the variance for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, excluding acquisition activity, the remaining decreases of $0.1 million and $0.3 million, respectively, were not significant.

Operating Income

Data and analytics segment operating income was $28.8 million, or 18.1% of operating revenue, and $29.3 million, or 19.0% of operating revenue, for the three months ended September 30, 2013 and 2012, respectively. Operating income was $84.4 million, or 17.2% of operating revenue, and $85.6 million, or 18.9% of operating revenue, for the nine months ended September 30, 2013 and 2012, respectively. The decrease in operating income and margin for the three months ended September 30, 2013, was primarily due to revenue mix. The decrease in operating income and margin for the nine months ended September 30, 2013 was primarily due to revenue mix and a 2012 benefit related to the favorable settlement of patent and other intellectual property rights.

Gain on Investments and Other Income, Net

Data and analytics segment gain on investments was $6.6 million for the three and nine months ended September 30, 2013, an increase of $4.5 million and $4.2 million when compared to the respective period of the prior year. For the three and nine months ended September 30, 2013, the increase is primarily due to the acquisition of a controlling interest in an investment in an affiliate, resulting in the recognition of a gain of approximately $6.6 million in September 30, 2013.

Equity in Earnings of Affiliates

Data and analytics segment equity in earnings of affiliates was $0.5 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. The variance relative to the prior year was not significant.

Mortgage Origination Services

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012	$ Change	% Change
Operating revenues	$184,313	$169,357	$14,956	8.8%	$545,196	$459,170	$86,026	18.7%
Cost of services (exclusive of depreciation and amortization below)	99,856	85,703	14,153	16.5%	294,053	245,701	48,352	19.7%
Selling, general and administrative expenses	31,829	27,307	4,522	16.6%	84,912	73,957	10,955	14.8%
Depreciation and amortization	7,294	6,377	917	14.4%	21,208	20,419	789	3.9%
Total operating expenses	138,979	119,387	19,592	16.4%	400,173	340,077	60,096	17.7%
Operating income	45,334	49,970	(4,636)	(9.3)%	145,023	119,093	25,930	21.8%
Total interest expense, net	(136)	(85)	(51)	60.0%	(402)	(460)	58	(12.6)%
Gain on investments and other, net	1,250	—	1,250	—%	1,250	—	1,250	—%
Income from continuing operations before income taxes	46,448	49,885	(3,437)	(6.9)%	145,871	118,633	27,238	23.0%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	46,448	49,885	(3,437)	(6.9)%	145,871	118,633	27,238	23.0%
Equity in earnings of affiliates	8,786	12,851	(4,065)	(31.6)%	36,648	46,239	(9,591)	(20.7)%
Income from continuing operations	$55,234	$62,736	$(7,502)	(12.0)%	$182,519	$164,872	$17,647	10.7%

Operating Revenues

Mortgage origination services segment operating revenues were $184.3 million and $545.2 million for the three and nine months ended September 30, 2013, respectively, an increase of $15.0 million, or 8.8%, and an increase of $86.0 million, or 18.7%, when compared to the respective period of the prior year. Acquisition activity accounted for $16.8 million and $25.4 million of the variance for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2013, excluding acquisition activity, there was a decrease of $1.8 million primarily due to lower mortgage origination volumes, which decreased flood certification revenues by $5.0 million, lending solutions revenues by $4.5 million and credit services revenues by $4.0 million, partially offset by higher market share gains in tax services and other revenues of $11.7 million. For the nine months ended September 30, 2013 excluding acquisition activity, the increase of $60.6 million was due to higher origination volumes and market share gains which increased tax services revenues by $39.4 million and credit services revenues by $29.3 million, partially offset by a decrease in lending solutions and other revenues of $8.1 million.

Cost of Services

Mortgage origination services segment cost of services were $99.9 million and $294.1 million for the three and nine months ended September 30, 2013, respectively, an increase of $14.2 million, or 16.5%, and an increase of $48.4 million, or 19.7%, when compared to the respective period of the prior year. Acquisition activity accounted for $9.7 million and $11.1 million of the increase for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2013, excluding acquisition activity, the increase of $4.5 million was primarily due to higher tax services-related costs of $4.5 million and higher credit services-related costs of $1.6 million from credit bureau-related expense, partially offset by lower other costs of $1.6 million. For the nine months ended September 30, 2013, excluding acquisition activity, the increase of $37.3 million was due to higher revenues volumes which resulted in higher credit services-related costs of $29.0 million primarily from credit bureau-related expense and higher tax services-related costs of $9.7 million, partially offset by lower other costs of $1.4 million.

Selling, General and Administrative Expenses

Mortgage origination services segment selling, general and administrative expenses were $31.8 million and $84.9 million for the three and nine months ended September 30, 2013, respectively, an increase of $4.5 million, or 16.6%, and an increase of $11.0 million, or 14.8%, when compared to the respective period of the prior year. Acquisition activity accounted for $9.7 million and $13.2 million of the variance for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2013, excluding acquisition activity, the decrease of $5.2 million was due to lower compensation expenses of $3.4 million, higher levels of capitalized costs of $2.7 million, lower professional fees of $2.5 million and lower external service costs of $2.0 million, partially offset by higher allocations of net corporate shared services costs of $5.3 million and higher other expense of $0.1 million. For the nine months ended September 30, 2013 excluding acquisition activity, the decrease of $2.2 million was due to higher levels of capitalized costs of $7.6 million, lower external service costs of $5.5 million and lower other expenses of $2.4 million, partially offset by higher allocations of net corporate shared services costs of $12.2 million and higher compensation expenses of $1.1 million.

Depreciation and Amortization

Mortgage origination services segment depreciation and amortization expense was $7.3 million and $21.2 million for the three and nine months ended September 30, 2013, respectively, an increase of $0.9 million, or 14.4%, and an increase of $0.8 million, or 3.9%, when compared to the respective period of the prior year. Acquisition activity accounted for $0.7 million and $1.0 million of the increase for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, excluding acquisition activity, the increase of $0.2 million and decrease of $0.2 million, respectively, were not significant.

Operating Income

Mortgage origination services segment operating income was $45.3 million, or 24.6% of operating revenue, and $50.0 million, or 29.5% of operating revenue, for the three months ended September 30, 2013 and 2012, respectively. Mortgage origination services segment operating income was $145.0 million, or 26.6% of operating revenue, and $119.1 million, or 25.9% of operating revenue, for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the decrease in operating margin is primarily due to lower credit services revenues and higher credit services-related costs from credit bureau-related expense. For the nine months ended September 30, 2013, the increase in operating margin is primarily due to the continued improved operating efficiency resulting from our tax services transformation initiative. As a result, our tax services business experienced improved operating leverage for both costs of services and selling, general and administrative expenses. The increase was partially offset by higher credit services-related costs from credit bureau-related expense.

Gain on Investments and Other Income, Net

Mortgage origination services segment gain on investments was $1.3 million for the three and nine months ended September 30, 2013 related to the sale of a long-term investment.

Equity in Earnings of Affiliates

Mortgage origination services segment equity in earnings of affiliates were $8.8 million and $36.6 million for the three and nine months ended September 30, 2013, respectively, a decrease of $4.1 million, or 31.6%, and a decrease of $9.6 million, or 20.7%, when compared to the respective period of the prior year. For the three and nine months ended September 30, 2013, the decreases were primarily due to the disposal and dissolution of various investments in affiliates.

Asset Management and Processing Solutions

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012	$ Change	% Change
Operating revenues	$68,343	$89,364	$(21,021)	(23.5)%	$215,199	$257,995	$(42,796)	(16.6)%
Cost of services (exclusive of depreciation and amortization below)	46,131	59,456	(13,325)	(22.4)%	148,206	175,021	(26,815)	(15.3)%
Selling, general and administrative expenses	7,760	12,387	(4,627)	(37.4)%	27,746	32,637	(4,891)	(15.0)%
Depreciation and amortization	575	799	(224)	(28.0)%	1,918	3,406	(1,488)	(43.7)%
Total operating expenses	54,466	72,642	(18,176)	(25.0)%	177,870	211,064	(33,194)	(15.7)%
Operating income	13,877	16,722	(2,845)	(17.0)%	37,329	46,931	(9,602)	(20.5)%
Total interest income, net	—	70	(70)	(100.0)%	47	214	(167)	(78.0)%
Gain on investments and other, net	—	—	—	—%	1,463	—	1,463	—%
Income from continuing operations before income taxes	13,877	16,792	(2,915)	(17.4)%	38,839	47,145	(8,306)	(17.6)%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Income from continuing operations before equity in earnings of affiliates	13,877	16,792	(2,915)	(17.4)%	38,839	47,145	(8,306)	(17.6)%
Equity in earnings of affiliates	—	—	—	—%	—	—	—	—%
Income from continuing operations	$13,877	$16,792	$(2,915)	(17.4)%	$38,839	$47,145	$(8,306)	(17.6)%

Operating Revenues

Asset management and processing solutions segment operating revenues were $68.3 million and $215.2 million for the three and nine months ended September 30, 2013, respectively, a decrease of $21.0 million, or 23.5%, and a decrease of $42.8 million, or 16.6%, when compared to the respective period of the prior year. The revenue decline reflects the decrease in market and customer volumes of delinquent loans and foreclosure starts as well as the impact of the exit of unprofitable product lines over the past twelve months. For the three months ended September 30, 2013, the decrease was primarily due to lower field services revenues of $14.6 million, lower loss mitigation services revenues of $6.2 million, lower volumes in real estate owned asset management and other default revenues of $2.3 million and lower other revenue of $0.5 million, partially offset by higher broker price opinion and other valuation revenues of $2.6 million. For the nine months ended September 30, 2013, the decrease was primarily due to lower field services revenues of $28.2 million, lower volumes in real estate owned asset management and other default revenues of $9.2 million and lower claims management revenue of $5.4 million. We believe the inventory of seriously delinquent mortgage loans and loans in foreclosure will continue to decline in the near term and will, therefore, continue to present challenging market conditions for the asset management and processing solutions segment.

Cost of Services

Asset management and processing solutions segment cost of services were $46.1 million and $148.2 million for the three and nine months ended September 30, 2013, respectively, a decrease of $13.3 million, or 22.4%, and a decrease of $26.8 million, or 15.3%, when compared to the respective period of the prior year. The decrease in both periods was primarily due to lower market volumes.

Selling, General and Administrative Expenses

Asset management and processing solutions segment selling, general and administrative expenses were $7.8 million and $27.7 million for the three and nine months ended September 30, 2013, respectively, a decrease of $4.6 million, or 37.4%, and a decrease of $4.9 million, or 15.0%, when compared to the respective period of the prior year. For the three months ended September 30, 2013, the decrease was primarily due to cost-reduction initiatives which lowered compensation expenses by $1.8 million, lower allocations of net corporate shared services costs of $1.6 million, lower other expense of $1.0 million and lower external service costs of $0.2 million. For the nine months ended September 30, 2013, the decrease was primarily due to cost-reduction initiatives which lowered compensation expenses by $5.1 million, external service costs by $0.6 million and other expenses by $0.5 million. In addition, we had higher levels of capitalized costs of $0.6 million, partially offset by higher allocations of net corporate shared services costs of $1.9 million.

Depreciation and Amortization

Asset management and processing solutions segment depreciation and amortization expense were $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.2 million, or 28.0% and a decrease of $1.5 million, or 43.7%, when compared to the respective period of the prior year. The decrease was primarily due to the write-off of non-performing assets in the prior year.

Operating Income

Asset management and processing solutions segment operating income was $13.9 million, or 20.3% of operating revenue, and $16.7 million, or 18.7% of operating revenue, for the three months ended September 30, 2013 and 2012, respectively. Asset management and processing solutions segment operating income was $37.3 million, or 17.3% of operating revenue, and $46.9 million, or 18.2% of operating revenue, for the nine months ended September 30, 2013 and 2012, respectively. The increase in operating margin for the three months ended September 30, 2013 was primarily due to a decrease in selling, general and administrative expenses. The decrease in operating margin for the nine months ended September 30, 2013 was primarily due to the decline in operating revenues.

Gain on Investments and Other Income, Net

Asset management and processing solutions segment gain on investments and other income, net was $1.5 million for the nine months ended September 30, 2013, which was primarily related to the gain on sale and exit of a product line during the first quarter of 2013.

Corporate

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012	$ Change	% Change
Operating revenues	$148	$146	$2	1.4%	$493	$488	$5	1.0%
Selling, general and administrative expenses	13,384	26,649	(13,265)	(49.8)%	53,107	62,479	(9,372)	(15.0)%
Depreciation and amortization	2,792	8,132	(5,340)	(65.7)%	18,445	15,594	2,851	18.3%
Total operating expenses	16,176	34,781	(18,605)	(53.5)%	71,552	78,073	(6,521)	(8.4)%
Operating loss	(16,028)	(34,635)	18,607	(53.7)%	(71,059)	(77,585)	6,526	(8.4)%
Total interest expense, net	(11,544)	(12,036)	492	(4.1)%	(34,973)	(38,279)	3,306	(8.6)%
(Loss)/gain on investment and other, net	(260)	(6,401)	6,141	(95.9)%	1,475	(6,302)	7,777	(123.4)%
Loss from continuing operations before income taxes	(27,832)	(53,072)	25,240	(47.6)%	(104,557)	(122,166)	17,609	(14.4)%
Provision for income taxes	23,848	16,406	7,442	45.4%	66,423	53,222	13,201	24.8%
Loss from continuing operations before equity in earnings of affiliates	(51,680)	(69,478)	17,798	(25.6)%	(170,980)	(175,388)	4,408	(2.5)%
Equity in losses of affiliates	(3,526)	(5,174)	1,648	(31.9)%	(14,439)	(18,562)	4,123	(22.2)%
Net loss from continuing operations	$(55,206)	$(74,652)	$19,446	(26.0)%	$(185,419)	$(193,950)	$8,531	(4.4)%

Operating Revenues

Corporate operating revenues were $0.1 million and $0.5 million for the three and nine months ended September 30, 2013 respectively. The revenues associated with the corporate function were not meaningful.

Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses were $13.4 million and $53.1 million for the three and nine months ended September 30, 2013, respectively, a decrease of $13.3 million, or 49.8%, and a decrease of $9.4 million, or 15.0%, when compared to the respective period of the prior year. For the three months ended September 30, 2013, the decrease was primarily due to higher allocation of corporate shared services costs of $29.9 million to our operating segments, lower facility costs of $5.1 million related primarily to our TTI initiative, higher levels of capitalized costs of $3.8 million and lower other expenses of $0.4 million. The decrease was partially offset by higher external services of $15.6 million associated with the transfer-in of segment level personnel to corporate as we continue to centralize and standardize our corporate shared services to drive operating efficiency and higher compensation expense of $8.8 million. In addition, we experienced transaction costs related to acquisitions of $1.5 million. For the nine months ended September 30, 2013, the decrease was primarily due to higher allocation of corporate shared services costs of $82.1 million to our operating segments, higher levels of capitalized costs of $15.6 million, lower facility costs of $4.6 million related primarily to our TTI initiative and lower other expenses of $1.5 million. The decrease was partially offset by higher external services of $53.9 million associated with the transfer-in of segment level personnel to corporate and higher compensation expense of $31.7 million. In addition, we experienced transaction costs related to acquisitions of $5.7 million and higher professional fees of $3.1 million.

Depreciation and Amortization

Corporate depreciation and amortization expense were $2.8 million and $18.4 million for the three and nine months ended September 30, 2013, respectively, a decrease of $5.3 million, or 65.7%, and an increase of $2.9 million, or 18.3%, when compared to the respective period of the prior year. For the three months ended September 30, 2013, the decrease was primarily due to the acceleration of depreciation of certain corporate assets in connection with the TTI recognized in the respective quarter of the prior year. For the nine months ended September 30, 2013, the increase was primarily due to the acceleration of depreciation of certain corporate assets in connection with the TTI recognized over two quarters in the current year versus one quarter in the prior year.

Total Interest Expense, net

Corporate net interest expense was $11.5 million and $35.0 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.5 million, or 4.1%, and a decrease of $3.3 million, or 8.6%, when compared to the respective period of the prior year. For the three and nine months ended September 30, 2013, the decrease was due to lower average outstanding debt balances as a result of the principal prepayments related to our Term Facility and lower applicable interest rates.

(Loss)/Gain on Investments and Other Income, Net

Corporate loss on investments, net and other income was $0.3 million for the three month ended September 30, 2013 and corporate gain on investments, net and other income was $1.5 million for the nine months ended September 30, 2013, an increase of $6.1 million, or 95.9%, and a variance of $7.8 million, or 123.4%, when compared to the respective period of the prior year. For the three months ended September 30, 2013, the increase was due to higher realized gains of $1.4 million on investments and a prior year non-cash impairment charge of $7.5 million recorded on land. For the nine months ended September 30, 2013, the variance was due to higher realized gains of $0.9 million on investments and prior year non-cash impairment charges of $1.2 million and $7.5 million recorded on an investment in affiliate and land, respectively.

Equity in Losses of Affiliates, net of tax

Corporate equity in losses of affiliates was $3.5 million and $14.4 million for the three and nine months ended September 30, 2013, respectively, a decrease of $1.6 million, or 31.9%, and a decrease of $4.1 million, or 22.2%, when compared to the same period of the prior year. We record income tax expense on the earnings from our investments in affiliates in corporate. For the three and nine months ended September 30, 2013, the decrease was primarily attributable to lower income tax expense based on lower earnings in affiliates contained in our mortgage origination services segment.

Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was 35.0% and 36.9% for the three months ended September 30, 2013 and 2012, respectively, and 38.7% and 40.9% for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective rate is primarily attributable to the impact of the effective state tax rate and research and development tax credits.

Income taxes included in equity in earnings of affiliates were $3.5 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively and $14.8 million and $18.7 million for the nine months ended September 30, 2013 and 2012, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

It is reasonably possible the amount of unrecognized benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statutes of limitation for the assessment of taxes. The Company is currently under examination for tax years 2006 through 2011 by the U.S. and various state taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2013 totaled $135.6 million, a decrease of $13.3 million from December 31, 2012. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at September 30, 2013 totaled $27.4 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $16.4 million at September 30, 2013 and $22.1 million at December 31, 2012, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $262.7 million and $268.5 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash provided by operating activities was primarily due to higher payments of income taxes and accounts payable and accrued expenses, partially offset by higher profitability and recognition of deferred revenue accounts.

Investing Activities. Cash flows from investing activities consist primarily of capital expenditures, acquisitions and purchase of investments. Cash used in investing activities was approximately $145.3 million and $44.2 million during the nine months ended September 30, 2013 and 2012, respectively. This increase in investing activities is primarily due to cash paid for acquisitions and capitalized expenditures related to the TTI.

Cash used in investing activities for the nine months ended September 30, 2013 was primarily related to investments in property and equipment and capitalized data of $52.0 million and $28.8 million, respectively and purchase of investment of $2.4 million. Cash used in investing activities during 2013 was also impacted by greater acquisition activity in 2013 including the acquisition of Bank of America's flood zone determination and tax processing services operations for $62.5 million in July 2013 and various other acquisitions for $8.4 million, net of cash acquired. Cash used in investing activities in 2013 was partially offset by change in restricted cash of $5.7 million and proceeds of $0.8 million from the sale of the Company's partnership interest in a subsidiary in March 2013. Cash used in investing activities for the nine months ended September 30, 2012 was primarily due to investments in property and equipment and capitalized data of $38.8 million and $24.1 million, respectively, partially offset by proceeds of $10.0 million from the sale of American Driving Records in August 2012 and proceeds of $8.0 million from the sale of our investment in Lone Wolf Real Estate Technologies and proceeds from sale of property and equipment of $1.9 million.

Financing Activities. Net cash used in financing activities was approximately $129.3 million for the nine months ended September 30, 2013, which was primarily comprised of share repurchases of $133.6 million, net repayment of long-term debt of $3.4 million and net proceeds from stock-based compensation related transactions of $7.7 million. Net cash used in financing activities was $333.7 million for the nine months ended September 30, 2012, which was primarily comprised of repayment of long-term debt of $114.4 million and share repurchases of $226.6 million, partially offset by net proceeds from stock-based compensation related transactions of $7.3 million.

Financing and Financing Capacity

At September 30, 2013, we had total debt outstanding of $789.4 million, compared to $792.4 million at December 31, 2012. Our significant debt instruments and borrowing capacity are described below.

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

The Notes are redeemable by the Company, in whole or in part, on or after June 1, 2016 at a price up to 103.63% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the applicable redemption date, subject to other limitations. The Company may also redeem up to 35.0% of the original aggregate principal amount of the Notes at any time prior to June 1, 2014 with the proceeds from certain equity offerings at a price equal to 107.25% of the aggregate principal amount of the Notes, together with accrued and unpaid interest, if any, to the applicable redemption date, subject to certain other limitations. The Company may also redeem some or all of the Notes before June 1, 2016 at a redemption price equal to 100.0% of the aggregate principal amount of the Notes, plus a "make-whole premium," plus accrued and unpaid interest, if any, to the date of purchase.

Upon the occurrence of specific kinds of change of control events, holders of the Notes have the right to cause us to purchase some or all of the Notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At September 30, 2013, we were in compliance with the covenants under the indenture governing the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of September 30, 2013, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Existing Credit Agreement

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $4.4 million on each repayment date from September 30, 2011 through June 30, 2013, $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The remaining outstanding balance of loans under the Term Facility will be due on May 23, 2016. For the nine months ended September 30, 2013, we prepaid $4.4 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule.

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

The Credit Agreement also contains restrictive covenants that limit among other things, the ability of the Company and its subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, enter into sale-leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates.

At September 30, 2013, we had additional borrowing capacity under the revolving lines of credit of $500.0 million, and were in compliance with the financial and restrictive covenants of our loan agreements. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Interest Rate Swaps

In June 2011, we entered into amortizing interest rate swap transactions (“Swaps”) with a termination date of May 2016. The Swaps had an initial notional value of $200.0 million, with a fixed interest rate of 1.73% and amortize quarterly by $2.5 million through September 30, 2013, $5.0 million from October 1, 2013 through September 30, 2014 and $7.5 million from October 1, 2014 through May 16, 2016, with a notional amount of $107.5 million. Unrealized gains of less than $0.1 million (net of less than $0.1 million in deferred taxes) and unrealized losses of $0.5 million (net of $0.3 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the three months ended September 30, 2013 and 2012, respectively. In addition, unrealized gains of $1.3 million (net of $0.8 million in deferred taxes) and unrealized losses of $1.3 million (net of $0.8 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company strives to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt and will pursue strategic acquisitions on an opportunistic basis.

On June 30, 2013, we entered into an agreement to acquire MSB and DataQuick for total consideration of $661.0 million, subject to certain closing adjustments. The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We received a request for additional information and documentary material (the “second request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with its review of the transaction. The second request extends the waiting period imposed by HSR until 30 days after we and the sellers have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.

In July 2013, we announced our plan to repurchase at least 8.0 million shares of our common stock during 2013 under an existing Board of Directors authorization. During the nine months ending September 30, 2013, we repurchased approximately 5.0 million shares of our common stock for $133.6 million including commission costs.

In September 2013, we entered into a contingent senior secured credit facility (the "Contingent Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Contingent Credit Agreement provides for a $850.0 million five-year term loan facility (the "Contingent Term Facility") and a $550.0 million revolving credit facility (the "Contingent Revolving Facility"). The Contingent Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. Our ability to initially borrow under the Contingent Credit Agreement remains subject to the satisfaction of certain customary closing conditions, including the consummation of the MSB and DataQuick acquisition and the termination of our existing credit agreement, dated as of May 23, 2011. The Contingent Credit Agreement will terminate on December 31, 2013 if these conditions have not been satisfied on or prior to such date (or on March 31, 2014 if the termination date of the MSB and DataQuick acquisition is extended.

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

Critical Accounting Policies And Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Management believes that at September 30, 2013, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks.

As of September 30, 2013, we had approximately $789.4 million in long-term debt outstanding, of which approximately $325.6 million was variable-interest-rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $175.0 million of our floating-rate debt from variable to fixed-rate as of September 30, 2013. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.1 million change to interest expense for the nine months ended September 30, 2013.

We are also subject to equity price risk related to our equity securities portfolio. At September 30, 2013, we had equity securities with a cost and fair value of $21.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, some of our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. For example, the Federal Trade Commission is expected to issue a report on its recommendations following its review of the materials it received requiring data brokerage companies, including us, to provide the agency with information about how they collect and use data about consumers. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. In August 2012, as part of our TTI, we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell Marketing, L.P. ("Dell"). Although we expect the TTI will provide new functionality, increased performance and a reduction in application management and development costs, the project is complex and longer-term in nature and we cannot be sure that we will be successful in achieving our technology and cost-savings objectives on the timeframe we set forth, or at all. In addition, we depend heavily upon the computer systems located in our data centers, which we expect will be moved under the Dell arrangement to Dell's data center(s) progressively over the next couple of years. Certain systems interruptions or events beyond our control could interrupt or terminate the delivery of our products and services to our customers. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend work and perform their responsibilities. Any of these possible outcomes could result in a loss of customers or a loss in revenue, which could have an adverse affect on our business or operations.

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

The ten largest U.S. mortgage originators generated 49.7% of our 2013 operating revenues for the three months ended September 30, 2013, and one customer, Wells Fargo, N.A., accounted for 9.9% of our 2013 operating revenues for the three months ended September 30, 2013. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses, including our asset management and processing solutions segment, have higher customer concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant customer.

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

Our outsourcing arrangement with Cognizant Technology Solutions subjects us to a remaining net cumulative minimum commitment of approximately $169.3 million as of September 30, 2013, plus applicable inflation adjustments, over the remaining minimum commitment term through 2016. We are required to pay this minimum commitment regardless of the actual value of the services it provides. This minimum commitment could negatively affect our cost structure and our ability to divest operations which utilize services under this outsourcing agreement.

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

As of September 30, 2013, our total debt was approximately $789.4 million, and we have unused commitments of approximately $500.0 million under our credit facilities.

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

In addition, the Separation and Distribution Agreement gives FAFC the right to purchase the equity or assets of our entity or entities directly or indirectly owning the real property databases that we currently own upon the occurrence of certain triggering events. The triggering events include the direct or indirect purchase of the databases by a title insurance underwriter (or its affiliate) or an entity licensed as a title insurance underwriter, including a transaction where a title insurance underwriter (or its affiliate) acquires 25% or more of us. Such a triggering event also triggers the ability of FAFC to terminate our data center upon 30 days' notice. The purchase right expires June 1, 2020. Until the expiration of the purchase right, this provision could have the effect of limiting or discouraging an acquisition of us or preventing a change of control that our stockholders might consider favorable. Likewise, if a triggering event occurs, the loss of ownership of our real property database and our need to move our data center very abruptly could have a material adverse effect on our financial condition, business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2013, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table below. Prices in column (a) include commissions. Purchases described in column (b) were made pursuant to our stock repurchase plan. A prior plan was initially approved by the Board of Directors and announced by us on May 18, 2004, and was amended to add additional amounts to the repurchase authorization on May 19, 2005, June 26, 2006 and January 13, 2008, and provided for repurchases up to $800.0 million. On December 6, 2012, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $250.0 million. As of September 30, 2013, we have $116.5 million value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date.

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

Issuer Purchases of Equity Securities

		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2013	200,000	$27.90	200,000	$168,745,190
August 1 to August 31, 2013	1,745,500	$27.40	1,745,500	$120,918,490
September 1 to September 30, 2013	173,800	$25.67	173,800	$116,457,044
Total	2,119,300	$27.31	2,119,300

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	October 24, 2013

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 5, 2013)*+

10.1
Credit Agreement, dated as of September 18, 2013, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent✓

10.2
Amendment No. 2 to Supplement A, effective as of March 1, 2012, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation ✓^

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

^
Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from this exhibit. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.